Form 10-K
period 2007-12-31
Vulcan Materials CO
filed 2008-02-29
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Commission file number: 001-33841
VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	20-8579133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Urban Center Drive, Birmingham, Alabama 35242
(Address, including zip code, of registrant’s principal executive offices)
(205) 298-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting stock held by non-affiliates as of June 29, 2007:	$10,868,660,752

Number of shares of common stock, $1.00 par value, outstanding as of February 15, 2008:	108,373,595
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant’s 2007 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

(2)	Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 9, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2007

PART I
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     Certain of the matters and statements made herein or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as “anticipate,” “may,” “believe,” “estimate,” “project,” “expect,” “intend” and words of similar import. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:
•	general economic and business conditions;

•	changes in interest rates;

•	the timing and amount of federal, state and local funding for infrastructure;

•	changes in the level of spending for residential and private nonresidential construction;

•	the highly competitive nature of the construction materials industry;

•	pricing;

•	weather and other natural phenomena;

•	energy costs;

•	costs of hydrocarbon-based raw materials;

•	increasing pension and healthcare costs;

•	our ability to manage and successfully integrate acquisitions, including the risks and uncertainties related to the acquisition of Florida Rock including our ability to successfully integrate the operations of Florida Rock and to achieve the anticipated cost savings and operational synergies;

•	the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business;

•	the risks set forth in Item 1A “Risk Factors” and Item 3 “Legal Proceedings” in this report; in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2007 Annual Report to Shareholders, which is incorporated by reference in Item 7 and Item 7A in this report; and in Note 12 “Other Commitments and Contingencies” to the Consolidated Financial Statements set forth in the 2007 Annual Report to Shareholders, which is incorporated by reference in Item 8 in this report; and

•	other assumptions, risks and uncertainties detailed from time to time in our filings made with the Securities and Exchange Commission.
     All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.
Item 1. Business
     Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries. We entered into an Agreement and Plan of Merger, or the “merger agreement,” dated as of February 19, 2007, as amended on April 9, 2007, with Legacy Vulcan Corp., a New Jersey corporation formerly named Vulcan Materials Company (“Legacy Vulcan”), Florida Rock Industries, Inc., a Florida corporation (“Florida Rock”), Virginia Merger Sub, Inc. and Fresno Merger Sub, Inc. Pursuant to the merger agreement, on November 16, 2007, our newly created wholly owned subsidiary, Virginia Merger Sub, Inc., merged with and into Legacy Vulcan (the “Vulcan merger”), and our newly created wholly owned subsidiary, Fresno Merger Sub, Inc., merged with and into Florida Rock (the “Florida Rock merger”) each of Legacy Vulcan and Florida Rock became our wholly owned subsidiaries. We refer to these mergers in this report as the “mergers.” Pursuant to the mergers, the existing shareholders of Legacy Vulcan and Florida Rock became our shareholders. As a result of the mergers, each Legacy Vulcan shareholder received one share of our common stock for each share of outstanding common stock of Legacy Vulcan held and 30% of the outstanding shares of Florida Rock common stock were each converted into the right to receive 0.63 shares of our common stock. In addition, after the consummation of the transactions contemplated by the merger agreement, our name was changed from Virginia Holdco, Inc. to Vulcan Materials Company, and Legacy Vulcan’s name was changed from Vulcan Materials Company to Legacy Vulcan Corp. References in this report to “Legacy Vulcan” are to Legacy Vulcan Corp. and its consolidated subsidiaries. References to “Florida Rock” are to Florida Rock Industries, Inc. and its consolidated subsidiaries.
     We provide infrastructure materials that are required by the American economy. Headquartered in Birmingham, Alabama, we are the nation’s largest producer of construction aggregates, primarily crushed stone, sand and gravel, a major producer of asphalt and concrete and a leading producer of cement in Florida. We are a New Jersey corporation that was incorporated on February 14, 2007, and has held Legacy Vulcan, formerly named Vulcan Materials Company, and Florida Rock as direct wholly owned subsidiaries since the completion of the mergers described above. Florida Rock was a leading producer of construction aggregates, cement, concrete and concrete products in the southeastern and mid-Atlantic states. The mergers further diversify the geographic scope of our operations, expanding our presence in attractive Florida markets and in other high-growth southeastern and mid-Atlantic states, and adding approximately 1.7 billion tons of proven and probable minerals reserves in markets where reserves are increasingly scarce. Unless otherwise indicated, all information included in this report includes Vulcan and Florida Rock on a consolidated basis.
     Prior to the November 2007 acquisition of Florida Rock, our Construction Materials business was organized in seven regional divisions that produced and sold aggregates and related products and services. All these divisions exhibited similar economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments. Accordingly, they were aggregated into one reporting segment for financial reporting purposes.
     Subsequent to our acquisition of Florida Rock, we redefined our operating segments. As a result, we now have three reporting segments organized around our principal product lines: Aggregates, Asphalt mix and Concrete, and Cement. We have combined our Asphalt mix and Concrete operations into one reporting segment as the products are similar in nature and the businesses exhibit similar economic characteristics, product processes, types and classes of customer, methods of distribution and regulatory environments. We have recast our 2006 and 2005 data to conform to the current year’s segment presentation.
Aggregates Segment Overview
     Construction aggregates include crushed stone, sand and gravel, rock asphalt and recycled concrete. Aggregates are essential infrastructure materials required by the U. S. economy, and are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphalt mix and Portland cement concrete. Aggregates also are widely used as railroad track ballast. The Aggregates segment produces and sells aggregates and related products and services in eight regional divisions. Our Aggregates segment constituted approximately 75%, 75% and 76% of our net dollar sales in 2007, 2006 and 2005, respectively. Less than 1% of our Aggregates segment net sales in 2007 was attributable to Florida Rock since only Florida Rock results after November 16, 2007 were included.
     During 2007, the Aggregates segment served markets in 22 states, the District of Columbia, the Bahamas and Mexico with a full line of aggregates, and 8 additional states with railroad ballast. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic net sales were $19,981,000 in 2007, $20,595,000 in 2006 and $13,490,000 in 2005.
     Each type of aggregate is sold in competition with producers of other types of aggregates, as well as the same type of aggregate. Because of the relatively high transportation costs inherent in the business, competition generally is limited to areas in proximity to production facilities. Noteworthy exceptions are areas where there are no economically viable deposits of aggregates. These areas include sections of the Mississippi, Tennessee-Tombigbee and James River systems, and the Gulf Coast and South Atlantic Coast, which are served from remote quarries by barge, oceangoing vessels or railroad. We shipped 231.0 million tons in 22 states, the District of Columbia, Mexico and the Bahamas from 334 aggregates production facilities and sales yards. The 10 largest states that we serve, measured by aggregates shipments, accounted for 85% of total aggregates shipments.
     At the end of 2007, we operated 183 crushed stone plants, 51 sand and gravel plants and 16 plants producing other aggregates (principally recycled concrete). Reserves largely determine the ongoing viability of an aggregates business. For a discussion of our estimated proven and probable aggregates reserves as of the end of 2007, see Item 2 “Properties” beginning on page 12 below. Our current estimate of 12.7 billion tons of zoned and permitted aggregates reserves represents a net increase of 4.5 billion tons since the end of 1997. During that same period (1998-2007) we produced approximately 2.3 billion tons of aggregates. We believe that these reserves are sufficient to last, on average, 43 years at current annual production rates. We do not anticipate any material difficulties in the availability of raw materials in the near future.
     In addition to our 250 aggregates production facilities, at the end of 2007, we operated 84 truck, rail and water distribution yards, located in select markets for the sale of aggregates. Additionally, at the end of 2007, our Aggregates segment included 15 aggregates related operations for equipment service and repair, landfill and transportation.
     Zoning and permitting regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries or to develop new quarries in some markets. Although we cannot predict future governmental policies affecting the construction materials industry, we believe that future zoning and permitting costs will not have a materially adverse effect on our business. However, future land use restrictions in some markets could make zoning and permitting more difficult. Any such restrictions, while potentially curtailing expansion in certain areas, could also enhance the value of our reserves at existing locations.
     We strive to maintain a sufficient level of aggregates inventory to meet delivery requirements of our customers. We generally provide our customers with 30-day payment terms, similar to those customary for the construction aggregates industry.
Asphalt mix and Concrete Segment Overview
     The Asphalt mix and Concrete segment produces and sells asphalt mix and ready-mixed concrete in four regional divisions serving 10 states primarily in our mid-Atlantic, Florida, southwestern and western markets, the Bahamas and the District of Columbia. Additionally, two of the divisions produce and sell other concrete products such as block, prestressed and precast and resell purchased building materials related to the use of ready-mixed concrete and concrete block. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. Our Asphalt mix and Concrete segment is almost wholly supplied with its aggregates requirements from our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material utilized in the production of asphalt mix and concrete. Customers for our Asphalt mix and Concrete segment are generally served locally from our production facilities or by truck. Because ready-mixed concrete and asphalt mix harden rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing facility. Our Asphalt mix and Concrete segment constituted approximately 25%, 25% and 24% of our net dollar sales in 2007, 2006 and 2005, respectively.
     The crushed rock, sand and gravel used as raw materials by our Asphalt mix and Concrete segment are almost wholly supplied by our Aggregates segment. Therefore, like the Aggregates segment, the Asphalt mix and Concrete segment relies upon our reserves of aggregates. Concrete production also requires cement, which is supplied substantially internally by our Florida Rock Division in the Florida market. The asphalt production process also requires liquid asphalt. We do not anticipate any material difficulties in obtaining the raw materials necessary for this segment to operate.
Cement Segment Overview
     Our Newberry, Florida cement plant produces Portland and masonry cement which is sold in both bulk form and bags to the concrete products industry. The Brooksville, Florida plant produces calcium products for the animal feed, paint, plastics and joint compound industries. The Tampa facility imports cement and slag where some of the imported cement is resold and the balance of the cement is blended, bagged or reprocessed into specialty cements which are then sold. The slag is ground and sold in blended or unblended form. The Port Manatee, Florida plant imports clinker that is ground into bulk cement and sold.
     The Cement segment’s largest customer is our Asphalt mix and Concrete segment.
     The production capacity at the Newberry facility is being doubled. Construction began on this project in fiscal 2006 and is expected to be completed in early fiscal 2009. The Newberry cement plant is supplied by limestone mined at the facility. The cement plant limestone reserves at the Newberry facility total 130,174,000 tons, or 50 years of life at expected production rates based on the increased plant capacity.
     The Brooksville calcium facility is supplied by high quality calcium carbonate material mined at the Brooksville quarry. The calcium carbonate reserves at this quarry total approximately 7 million tons, or 10 years of life at expected production rates and based on lease termination.
Identifiable Assets, Gross Profit, Sales and Primary Customers by Segment

		Asphalt mix
	Aggregates	and Concrete	Cement	Total
Identifiable Assets* (Millions of dollars) 2007	$7,207.8	$875.6	$587.9	$8,671.3
2006	2,889.3	313.5	—	3,202.8
2005	2,556.5	308.1	—	2,864.6

Gross Profit*
(Millions of dollars)
2007	$828.7	$122.2	—	$950.9
2006	819.0	112.9	—	931.9
2005	650.0	58.8	—	708.8

Net Sales* (Millions of dollars) 2007	$2,316.7	$765.7	$7.7	$3,090.1
2006	2,280.2	760.9	—	3,041.1
2005	1,991.5	623.5	—	2,615.0

Approximate % of 2007 Net Sales	75.0%	24.8%	0.2%

Principal Products	crushed stone sand and gravel	asphalt mix concrete concrete block prestressed and precast concrete products	Portland cement masonry cement

End Use	public construction private nonresidential private residential railroad ballast agricultural chemical	public construction private nonresidential private residential	public construction private nonresidential private residential

Methods of Distribution	truck, rail, barge and ocean going vessels	truck	truck and rail

Customers	asphalt mix and ready-mixed concrete producers concrete products producers construction contractors railroads sales to Asphalt mix and Concrete segment	road and highway contractors nonresidential building contractors nonresidential parking lot and driveway contractors residential contractors	ready-mixed concrete producers precast and prestressed concrete producers sales to Asphalt mix and Concrete segment

*	Amounts exclude Florida Rock prior to the November 16, 2007 merger with Vulcan.

     As shown in the table above, primary end uses for our products include public construction, such as highways, bridges, airports, schools and prisons, as well as private nonresidential (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (i.e., single-family and multi-family). Following is a more detailed discussion of the most significant of these end uses.
     Public — This construction end use market is generally the most aggregates intensive. Historically, public sector construction spending has been more stable than in the private end use markets, in part because public sector spending is less sensitive to interest rates. In 2007, publicly funded construction accounted for 47% of our total aggregates shipments. Public construction projects are typically funded through a combination of federal, state and local sources. The federal highway bill is the principal source of federal funding for public infrastructure and transportation projects. Federal highway spending is determined by a six-year authorization bill, now covering fiscal years 2004-2009, and annual budget appropriations using funds largely taken from the Federal Highway Trust Fund, which receives taxes on gasoline and other levies. Specific highway and bridge projects are typically managed by state transportation departments, which obligate their portion of federal revenues and supplement this federal funding with state fuel taxes, vehicle registration fees and general fund appropriations. States also transfer funds to counties and municipalities to fund local street construction and maintenance. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. Other public infrastructure construction includes airports, sewer and waste disposal systems, water supply systems, dams, reservoirs and government buildings. Construction for power plants and other utilities is funded from both public and private sources.
     Private Nonresidential — This construction end use market includes a wide array of project types and generally is more aggregates intensive than residential construction. Economic factors such as job growth, vacancy rates, private infrastructure needs and demographic trends help drive overall demand for private nonresidential construction. In 2007, private nonresidential construction accounted for 31% of our total aggregates shipments. Strong corporate profits and growth of the private workforce generate demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as schools, hospitals, churches and entertainment facilities. A new manufacturing facility in an area generally generates demand for other manufacturing plants to supply its parts and assemblies. Additionally, construction activity in this end use market is influenced by a firm’s ability to finance and the cost of financing.
     Private Residential — Approximately 80-85% of all residential construction activity is for single-family houses with the remainder consisting of multifamily (i.e., two-family houses, apartment buildings and condominiums). Public housing comprises a small portion of the housing supply. Household formation is a primary driver of housing demand along with mortgage rates. In the last 10 years, the number of new households has increased 12% from 102 million to 114 million in the U. S. and 15%, on average, in the markets we serve. Construction activity in this end use market is influenced by the cost and availability of mortgage financing. Demand for our products generally occurs early in the infrastructure phase of residential construction and later as part of the foundation, driveway or parking lot. In 2007, private residential construction accounted for 19% of our total aggregates shipments.
     Other End Uses — Ballast is sold to railroads for construction and maintenance of track. Riprap and jetty stone are sold for erosion control along waterways. Stone also can be used as a feedstock for cement and lime plants and for making a variety of adhesives, fillers and extenders. Coal-burning power plants use limestone in scrubbers to reduce harmful emissions. Limestone that is crushed to a fine powder also can be sold as agricultural lime. In 2007, these other end uses accounted for 3% of our total aggregates shipments.
Financial Results
     Net sales, total revenues, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term obligations and cash dividends declared per common share for the five years ended December 31, 2007, are reported under Item 6, “Selected Financial Data” below.

Competition and Customers
     The products of all of our reporting segments are marketed under highly competitive conditions, including competition in price, service and product performance. In most of the markets we serve, there are a substantial number of competitors.
     We are the largest construction aggregates producer in the United States. We estimate that the 10 largest aggregates producers in the nation supply approximately 35% to 40% of the total national market. There are many small, independent producers of aggregates, resulting in highly fragmented markets in some areas. Therefore, depending on the market, we may compete with a number of large regional and small local producers. Since construction aggregates are expensive to transport relative to their value, an important competitive factor in the construction aggregates business is the transportation cost necessary to deliver product to the location where it is used. We focus on serving metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. We have aggregates production facilities located on rail lines and waterways, which substantially increase our geographic market reach through the availability of rail and water transportation. We sell a relatively small amount of construction aggregates outside of the United States. Long-lived assets outside the United States are reported in Note 15 to the Consolidated Financial Statements on page 69 of our 2007 Annual Report to Shareholders and are hereby incorporated by reference.
     The customers for each of our reporting segments and the methods of distribution to such customers are detailed in the table on page 4 of this report. No material part of our business is dependent upon one or a few customers, the loss of which would have a material adverse effect on our business. In 2007, our top five customers accounted for less than 10% of our total sales, and no single customer accounted for more than 2% of our total sales. Our products are sold principally to private industry and not directly to governmental entities. Although historically over 40% of our sales has gone into publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding of publicly funded construction can curtail construction spending, our business is not subject to renegotiation of profits or termination of contracts as a result of state or federal government elections.
Research and Development Costs
     We conduct research and development and technical service activities at our facility in Birmingham, Alabama. In general, our research and development efforts are directed toward new and more efficient uses of our products. We spent approximately $1,617,000 in 2007, $1,704,000 in 2006, and $1,554,000 in 2005 on such activities.
Environmental Costs and Governmental Regulation
     Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, water discharge, air quality, dust control, zoning and permitting. We estimate that capital expenditures for environmental control facilities in 2008 and 2009 will be approximately $17,397,000 and $17,221,000, respectively.
     Frequently we are required by state and local regulations or contractual obligations to reclaim our former mining sites. In accordance with Statement of Financial Accounting Standards (SFAS) No.143, “Accounting for Asset Retirement Obligations,” these reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost of a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations are reviewed at least annually. See Notes 1 and 17 to the Consolidated Financial Statements on pages 49 and 70, respectively, of the 2007 Annual Report to Shareholders. Reclaimed quarries often have potential for use in commercial or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been factored in to offset or reduce the estimated reclamation liability.

Acquisitions/Divestitures
     In 2007, we spent approximately $4,737.3 million on acquisitions. These acquisitions included Florida Rock Industries at $4.2 million (total cash and stock consideration paid) and smaller bolt-on acquisitions in North Carolina and Illinois totaling $58.9 million. In addition to these cash acquisitions, during 2007, we acquired an aggregates production facility in Alabama in exchange for two aggregates production facilities in Illinois. We had no material divestitures in 2007.
     As a condition to the Florida Rock merger, we were required by the U. S. Department of Justice to divest nine sites owned by Florida Rock and Legacy Vulcan. During the first half of 2008, we expect to complete these divestitures in a series of transactions. We currently expect these divestitures to be a combination of cash sales and asset swaps.
Seasonality of Our Business
     Virtually all our products are produced and consumed outdoors. Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that seasonal changes and other weather-related conditions can have on the production and sales volume of our products. Normally, the highest sales and earnings are attained in the third quarter and the lowest are realized in the first quarter. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending. These cyclical swings are further affected by fluctuations in interest rates, and demographic and population fluctuations.
Patents and Trademarks
     As of February 28, 2008, we do not own or have a license or other rights under any patents, trademarks or trade names that are material to any of our reporting segments.
Other Information Regarding Vulcan
     Our principal sources of energy are electricity, natural gas and diesel fuel. We do not anticipate any difficulty in obtaining sources of energy required for our operation of any of our reporting segments.
     As of January 1, 2008, we employed 10,522 people. Of these employees, 1,275 are represented by labor unions. We do not anticipate any significant issues with such unions in 2008.
     We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding our business.
Investor Information
     We make available on our website, www.vulcanmaterials.com, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov). The public may read and copy materials filed with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to Jerry F. Perkins, Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
     We have a Business Conduct Policy applicable to all employees. Additionally, we have adopted a Code of Ethics for the CEO and Senior Financial Officers. Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC. Our Board of Directors has also adopted Corporate Governance Guidelines and charters for their Audit Committee, Compensation Committee, and

Governance Committee that are designed to meet all applicable SEC and New York Stock Exchange regulatory requirements. Each of these documents is available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to Jerry F. Perkins, Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
Item 1A. Risk Factors
     An investment in our common stock involves risks. You should carefully consider the following risks, together with the information included in or incorporated by reference in this report before deciding whether an investment in our common stock is suitable for you. If any of these risks actually occurs, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading prices of our common stock could decline, and you might lose all or part of your investment.
Risks and Uncertainties Related to the Mergers.
We may fail to realize the anticipated benefits of the mergers.
     The mergers involve the integration of two companies that previously have operated independently, each with its own business, customers, employees, culture and systems. To realize the anticipated benefits from the mergers, we must successfully combine the businesses of Legacy Vulcan and Florida Rock in a manner that permits, among other things, earnings growth and cost savings. In addition, we must achieve these savings without adversely affecting revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected.
The failure to integrate successfully Legacy Vulcan’s and Florida Rock’s businesses and operations in the expected time frame may adversely affect Vulcan’s future results.
     Until the completion of the mergers, Legacy Vulcan and Florida Rock operated independently. We face significant challenges in consolidating functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Legacy Vulcan and Florida Rock personnel. The integration of Legacy Vulcan and Florida Rock will be costly, complex and time consuming.
     The integration process and other disruptions from the transaction could be more costly than we expect or result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings or to achieve the anticipated benefits of the mergers. Many of these difficulties are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.
Integrating Legacy Vulcan and Florida Rock may divert management’s attention away from our operations.
     Successful integration of Legacy Vulcan’s and Florida Rock’s organizations, procedures and operations may place a significant burden on our management and its internal resources. The integration efforts could divert management’s focus and resources from other strategic opportunities and from operational matters during the integration process.
Our incurrence of additional debt to pay the cash portion of the merger consideration significantly increased our interest expense, financial leverage and debt service requirements.
     We established $4.0 billion of new credit facilities in connection with the mergers, and borrowed $3.35 billion under such credit facilities in order to (i) acquire 70% of the outstanding shares of Florida Rock common stock, (ii) settle for cash the Florida Rock stock options outstanding immediately prior to the effective time of the mergers and (iii) finance our transaction costs. Incurrence of this new debt significantly increased our leverage. There may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect our cash flows and operating results.

     There are various financial covenants and other restrictions in our debt instruments. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under our debt instruments may also significantly affect our ability to obtain additional or alternative financing.
     Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control.
The costs of the mergers could adversely affect our operating results.
     In connection with the mergers, we incurred certain costs, consisting of employee benefit costs, investment banking, legal and accounting fees, and other related charges. In addition, we will incur certain expenses in connection with the integration of Legacy Vulcan’s and Florida Rock’s businesses, particularly relating to the management information systems.
Risks and Uncertainties Related to Other Aspects of Our Business.
The collapse of the subprime mortgage market and the slow recovery in residential construction could continue to negatively affect our volumes.
     In some of our markets, particularly Florida and California, sales volumes have been negatively impacted by the collapse of the subprime mortgage market and the severe slowdown in residential construction. Our sales volumes and earnings could continue to be depressed and negatively impacted by this segment of the market until these slowdowns in residential construction improve.
A decline in public sector construction and reductions in governmental funding could adversely affect our operations and results.
     In 2007, 47% of our sales volume of construction aggregates was made to contractors on publicly funded construction. If, as a result of a loss of funding or a significant reduction in state or federal budgets, spending on publicly funded construction were to be reduced significantly, our earnings and cash flows could be negatively affected.
Weather can materially affect our quarterly results.
     Almost all of our products are used in the public or private construction industry, and our production and distribution facilities are located outdoors. Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand since their work also can be hampered by weather. Therefore, our results can be negatively affected by inclement weather.
Within our local markets, we operate in a highly competitive industry.
     The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. However, in most markets, we also compete against large private and public companies. This results in intense competition in a number of markets in which we operate. Significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our earnings and cash flows.
Our long-term success is dependent upon securing and permitting aggregates reserves in strategically located areas.
     Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites. New quarry sites often take a number of years to develop, so our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance.

Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimally facility sites and on our ability to secure operating and environmental permits to operate at those sites.
We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential supply constraints and significant price fluctuation.
     In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Variability in the supply and prices of these resources could materially affect our operating results from period to period and rising costs could erode our profitability.
We use estimates in accounting for a number of significant items. Changes in our estimates could affect our future financial results.
     As discussed more fully in “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 22 through 38 of our 2007 Annual Report to Shareholders, we use significant judgment in accounting for goodwill and goodwill impairment; impairment of long-lived assets excluding goodwill; reclamation costs; pension and other postretirement benefits; environmental compliance; claims and litigation including self-insurance; and income taxes. Although we believe we have sufficient experience and reasonable procedures to enable us to make appropriate assumptions and formulate reasonable estimates, these assumptions and estimates could change significantly in the future and could result in a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
     We are involved in several class action and complex litigation proceedings, some arising from our previous ownership and operation of our Chemicals business. Although we divested our Chemicals business in June 2005, we retained certain liabilities related to the business. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of a loss contingency. Furthermore, unfavorable results in one or more of these actions could result in an adverse effect on our consolidated financial position, results of operations, or cash flows. For a description of our current legal proceedings see Item 3, “Legal Proceedings” on pages 15 through 16 of this report and Note 12, “Other Commitments and Contingencies,” on pages 65 through 68 to the Consolidated Financial Statements.
The costs of providing pension and healthcare benefits to our employees have risen in recent years. Continuing increases in such costs could negatively affect our earnings.
     The costs of providing pension and healthcare benefits to our employees have increased substantially over the past several years. We have instituted measures to help slow the rate of increase. However, if these costs continue to rise, this could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Our industry is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are highly sensitive to changes in volume.
     Due to the high levels of fixed capital required for the extraction and production of construction aggregates, profitability as measured in absolute dollars and as a percentage of net sales (“margins”) can be greatly impacted due to changes in volume.

Our products generally must be transported by rail, truck, barge or ship, usually by third party providers. Significant delays or increased costs affecting these transportation methods could materially affect our operations and earnings.
     Our products are distributed either by truck to local markets or by rail, barge or oceangoing vessel to remote markets. Costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Additionally, inclement weather, including hurricanes, tornadoes and other weather events, can negatively impact our distribution network.
Our future success depends greatly upon attracting and retaining qualified personnel, particularly in sales and operations.
     A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified personnel, particularly in the areas of sales and operations, is affected by changing demographics of the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.
Changes in legal requirements and governmental policies concerning zoning land use, environmental and other areas of the laws impact our business.
     Our operations expose us to the risk of material environmental liabilities. Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite our compliance efforts there is the inherent risk of liability in the operation of our business, especially from an environmental standpoint. These potential liabilities could have an adverse impact on our operations and profitability. Our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.
Our future growth is dependent in part on acquiring other businesses in our industry and successfully integrating them with our existing operation.
     As a result of the limited opportunities to establish greenfield quarry sites, expansion of our business is dependent in part on the acquisition of existing businesses that own aggregate reserves. Our future results will be dependent in part on our ability to successfully integrate these businesses with our company.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
     We have 231 locations in the United States, one in Mexico, one in the Bahamas and one in Canada at which we engage in the extraction of stone, sand and gravel. The following map shows the locations of our stone and sand and gravel production facilities as of year end 2007.
Vulcan Materials Company Stone and Sand and Gravel
Production Facilities
December 31, 2007
Vulcan Materials Company Stone and Sand and Gravel Production Facilities December 31, 2007
Stone and Sand & Gravel Faclities
Facilities Acquired through Florida Rock Acquisition
Legacy Vulcan

     Our current estimate of approximately 12.7 billion tons of proven and probable aggregates reserves reflects an increase of 1.3 billion tons from the estimate at the end of 2006. We believe that the quantities of proven and probable reserves at our aggregates facilities are sufficient to result in an average life of approximately 43 years at present operating levels. In calculating the average life of 43 years, we assumed an annual aggregates production rate of 297 million tons. See Note 1 to the following table for a description of our method employed for estimating the life of reserves. This table presents, by regional division, the estimated aggregates reserve life and the percentage of aggregates reserves by rock type.

	Estimated	Percentage of Aggregates Reserves by Rock Type
	Years of Life (1)	Limestone	Granite	Sand & Gravel	Other (2)
By Regional Division:
Mideast	57	17.6%	57.9%	1.7%	22.8%
Midsouth	57	98.6%	—	1.4%	—
Midwest	43	98.1%	—	1.9%	—
Southeast	45	4.5%	95.5%	—	—
Southern and Gulf Coast	42	93.6%	3.4%	2.5%	0.5%
Southwest	38	92.3%	—	1.2%	6.5%
Western	21	—	7.0%	81.9%	11.1%
Florida	29	24.7%	21.2%	39.7%	14.4%

Total	43	49.4%	34.0%	8.6%	8.0%

(1)	Estimated years of life of aggregates reserves are based on the average annual rate of production of each regional division for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary. For 2007, the total three-year average annual rate of production was 297 million tons based on annual rates of production as follows: 2007 — 277 million tons, 2006 — 305 million tons, and 2005 — 308 million tons. These production rates include Florida Rock’s production for periods prior to the November 15, 2007 acquisition by Vulcan.

(2)	Other: argillite, basalt, diabase, diorite, gabbro, gneiss, latite, quartzite, rock asphalt, and traprock.
     The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation.
     Of the 234 permanent reserve-supplied aggregates production facilities which we operate, 83 (representing 47% of total reserves) are located on owned land, 52 (representing 24% of total reserves) are on land owned in part and leased in part, and 99 (representing 29% of total reserves) are on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates, which range from 2008 to 2159. Most of our leases have renewal options to extend them well beyond their current terms at our discretion.
     Due to transportation costs, the market areas for most aggregates facilities in the construction aggregates industry are limited, often consisting of a single metropolitan area or one or more counties or portions thereof when transportation is by truck only. The following table provides specific information regarding our 10 largest active aggregates facilities determined on the basis of the quantity of aggregates reserves. None of the listed aggregates facilities contributes more than 5% to our net sales.

			Estimated
			Years of Life		Lease
		Average Annual	At Average		Expiration
Name of Quarry		Production Rate	Rate of	Nature of	Date, if	Distribution
(nearest major metropolitan area)	Product	(millions of tons)	Production (1)	Interest	Applicable	Method
Playa del Carmen (Cancun), Mexico	Limestone	9.0	76.0	Owned	—	oceangoing vessels, truck
Hanover (Harrisburg), Pennsylvania	Limestone	3.9	Over 100	Owned	—	truck, rail
McCook (Chicago), Illinois	Limestone	8.0	61.7	Owned	—	truck
Grayson (Atlanta), Georgia	Granite	1.8	Over 100	Owned	—	truck
Rockingham (Charlotte), North Carolina	Granite	4.8	53.1	28% Leased	(2)	truck, rail
				72% Owned
Gold Hill (Charlotte), North Carolina	Argillite	1.3	Over 100	33% Leased	(3)	truck
				67% Owned
Geronimo (San Antonio), Texas	Limestone	0.5	Over 100	Leased	(4)	truck
Grand Rivers (Paducah), Kentucky	Limestone	7.5	25.6	Leased	(5)	truck, rail, barge
Havre de Grace (Baltimore), Maryland	Diabase	3.6	51.0	Owned	—	truck, barge
Gray Court (Greenville), South Carolina	Granite	1.1	Over 100	Owned	—	truck

(1)	Estimated years of life of aggregates reserves are based on the average annual rate of production of the facility for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.

(2)	Leases expire as follows: 82% in 2025 and 18% in 2027.

(3)	Leases expire as follows: 73% in 2058 and 27% in 2044.

(4)	Lease renewable by us through 2044.

(5)	Lease does not expire until reserves are exhausted. The surface rights are owned by us.
     Our Cement segment operates two quarries for its raw materials: the Newberry, Florida quarry, which has limestone reserves of 130,174,000 tons, or 50 years of life at expected future production rates; and the Brooksville, Florida quarry, which has calcium carbonate reserves of 7 million tons, or 10 years of life based on expected production rates and a lease termination.
Other Properties
     Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2013, with a five-year renewal period, and consists of approximately 184,125 square feet. The annual rental costs for the current term and the five-year renewal period are $3.2 million and $3.4 million, respectively.

Item 3. Legal Proceedings
     We are subject to occasional governmental proceedings and orders pertaining to occupational safety and health or to protection of the environment, such as proceedings or orders relating to noise abatement, air emissions or water discharges. As part of our continuing program of stewardship in safety, health and environmental matters, we have been able to resolve such proceedings and to comply with such orders without any material adverse effects on our business.
     We are a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the outcome of, or the amount of liability, if any, under these lawsuits, especially where the cases involve possible jury trials with as yet undetermined jury panels. In our opinion, the disposition of these lawsuits will not adversely affect our consolidated financial position, results of operations or cash flows to a material extent. In addition to those lawsuits in which we are involved in the ordinary course of business, certain other legal proceedings are more specifically described below. Although the ultimate outcome is uncertain, it is our opinion that the disposition of these described lawsuits will not adversely affect our consolidated financial position, results of operations or cash flows to a material extent.
     On October 12, 2007, we reached an agreement with the city of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered by insurance policies purchased by Vulcan, and we are pursuing recovery from these insurers.
     Although this agreement settles all claims against Vulcan by the city of Modesto related to this litigation, certain potential ancillary claims related to this matter remain unresolved. At this time, we cannot determine the likelihood or reasonably estimate a range of loss resulting from any such claims.
     In addition, on or about September 18, 2007, Vulcan was served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division). The underlying action was brought by the United States of America on behalf of the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of hazardous substances at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. Vulcan was sued by the original defendants as a third-party defendant in this action. No discovery has been conducted in this matter.
     We have also recently been named as a defendant in the matter of Garcia v. Dow Chemical Company, et al., filed in Modesto, Stanislaus County, California. This is a wrongful death action that generally alleges that the water supply and environment in the city of Modesto were contaminated with toxic chlorinated solvents by the defendants, including Vulcan, and that Ms. Garcia was “hurt and injured in her health” as a result of exposure to said solvents. No discovery has been conducted in this matter.
     We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of January 17, 2008, the number of suits totaled 88 involving an aggregate of 554 plaintiffs. There are 51 pending suits with 494 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed until discovery issues are resolved. The balance of the suits have been brought in California, Florida and Louisiana. We are seeking dismissal of all suits on the grounds that plaintiffs were not exposed to our product. To date we have been successful in getting dismissals from cases involving approximately 17,000 plaintiffs with little or no payments made in settlement.

     We have been named as a defendant in multiple lawsuits filed in 2001 and 2002 in state court and federal district court in Louisiana. The lawsuits claim damages for various personal injuries allegedly resulting from releases of chemicals at our former Geismar, Louisiana plant in 2001. A trial for the issues of causation and damages for ten plaintiffs was held in July 2004. Five of these plaintiffs were dismissed during the trial. A jury awarded the remaining five plaintiffs an aggregate award of $201,000. In November 2006, the trial court approved a settlement class with most of the remaining plaintiffs in the matter. A court-appointed special master is overseeing the settlement process of the November 2006 approved settlement class. A second settlement class was approved by the Court in 2007 and a court appointed special master is also overseeing the settlement of this second class. Vulcan paid its insurance deductible as a part of the settlements in 2006, and our insurers are funding the settlements beyond this deductible.
     In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook quarry operations that will further damage the road. The court in this case granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing and no trial date has been set.
     On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. Gen. Carl A. Stock, et al.) ruled that the mining permit issued for our Miami quarry, which was acquired in the Florida Rock transaction in November 2007, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U. S. Army Corps of Engineers (“Corps of Engineers”) for further review and consideration. On July 13, 2007, the Court ordered us to cease most mining excavation at our Miami quarry, effective on July 17, 2007, pending the issuance by the U.S. Army Corps of Engineers of a Supplemental Environmental Impact Statement (“SEIS”). The order suspends our ability to excavate a substantial amount of reserves at this site; however, certain reserve deposits as well as material excavated prior to the order remain accessible for mining and processing. The court based its decision to shut down mining activity at the Miami quarry and two quarries owned by competitors on concern that levels of benzene had been detected in an area of the Biscayne Aquifer known as the Northwest Wellfield, which supplies a significant portion of the water supply to the Miami area. At this time, we do not have any information to indicate that the benzene was produced by our mining activities or that the levels of benzene pose a risk to human health. The District Court decision was appealed to the U. S. Court of Appeals for the Eleventh Circuit, and oral arguments were held before a panel in Miami on November 28, 2007. We are currently awaiting a decision from the court.
     Florida Rock Industries, Inc., a subsidiary of Vulcan, and the members of its board of directors prior to the merger with Legacy Vulcan, were named in a purported shareholder class action complaint filed in Florida state court (the Duval County Circuit Court) on March 6, 2007, captioned Dillinger v. Florida Rock, et al. The complaint sought to enjoin the merger between Florida Rock and Vulcan that was consummated on November 16, 2007. The complaint alleges, among other things, that the former Florida Rock directors breached their fiduciary duties owed to Florida Rock’s shareholders by selling Florida Rock to Legacy Vulcan for an inadequate price.
     We believe this lawsuit is without merit but have determined to seek a settlement to avoid the expense, risk, inconvenience and distraction of continued litigation. Accordingly, the parties have entered into a memorandum of understanding providing for the settlement of the lawsuit and have agreed to seek final court approval of the settlement and dismissal of the lawsuit on the terms set forth in the memorandum. Pursuant to the memorandum, Florida Rock agreed to include additional requested disclosure in its proxy statement for the special meeting of shareholders at which the merger agreement was approved, and to pay plaintiff’s attorneys’ fees. When this memorandum is approved by the Court, the lawsuit will be dismissed with prejudice and all other claims, whether legal or equitable, which the plaintiffs or any member of the purported class may have in connection with the merger of the proxy statement, will be released.
     Note 12, “Other Commitments and Contingencies” on pages 65 through 68 to the Consolidated Financial Statements is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.
Executive Officers of the Registrant
     The names, positions and ages, as of February 28, 2008, of our executive officers are as follows:

Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	59

Guy M. Badgett, III	Senior Vice President, Construction Materials Group	59

William F. Denson, III	Senior Vice President, General Counsel	64

Ronald G. McAbee	Senior Vice President, Construction Materials-West	60

Daniel F. Sansone	Senior Vice President and Chief Financial Officer	55

Danny R. Shepherd	Senior Vice President, Construction Materials-East	56

Robert A. Wason IV	Senior Vice President, Corporate Development	56

Ejaz A. Khan	Vice President, Controller and Chief Information Officer	50
The principal occupations of the executive officers during the past five years are set forth below:
     Donald M. James was named Chief Executive Officer and Chairman of the Board of Directors in 1997.
     Guy M. Badgett, III, was elected Senior Vice President, Construction Materials Group in February 1999.
     William F. Denson, III, was elected Senior Vice President and General Counsel in May 1999.
     Ronald G. McAbee was elected Senior Vice President, Construction Materials-West in February 2007. Prior to that date, he served as President, Western Division from June 1, 2004 through January 31, 2007. Prior to that he served as President, Mideast Division.
     Daniel F. Sansone was elected Senior Vice President and Chief Financial Officer in May 2005. Prior to that date, he served as President, Southern and Gulf Coast Division from July 23, 1999 to May 12, 2005.
     Danny R. Shepherd was elected Senior Vice President, Construction Materials-East in February 2007. Prior to that date, he served as President, Southeast Division from May 1, 2002 through January 31, 2007.
     Robert A. Wason IV was elected Senior Vice President, Corporate Development in December 1998.
     Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed Chief Information Officer in February 2000.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 15, 2008, the number of shareholders of record was 5,385. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2007 and 2006.

	Common Stock Prices		Dividends Declared
2007	High	Low
First Quarter	$125.79	$87.27	$0.46
Second Quarter	128.62	111.46	0.46
Third Quarter	116.52	80.50	0.46
Fourth Quarter	96.09	77.04	0.46

2006	High	Low
First Quarter	$89.16	$66.98	$0.37
Second Quarter	93.85	70.44	0.37
Third Quarter	80.18	65.85	0.37
Fourth Quarter	92.00	76.81	0.37
     Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent on average with the payout record of past years, while maintaining debt ratios within what we believe to be prudent and generally acceptable limits. The future payment of dividends, however, will be within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We are not a party to any contracts or agreements that currently materially limit, or are likely to limit in the future, our ability to pay dividends.
Issuer Purchases of Equity Securities
     We did not have any repurchases of stock during the fourth quarter of 2007. We did not have any unregistered sales of equity securities during the fourth quarter of 2007.

Item 6. Selected Financial Data
     The selected statement of earnings, per share data and balance sheet data for each of the five years ended December 31, 2007, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements on pages 42 through 45 and 46 through 74 respectively, of our 2007 Annual Report to Shareholders, which are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” below.

		Years ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in millions, except per share data)
Net sales	$3,090.1	$3,041.1	$2,615.0	$2,213.2	$2,086.9
Total revenues	$3,327.8	$3,342.5	$2,895.3	$2,454.3	$2,309.6

Earnings from continuing operations before cumulative effect of accounting changes	$463.1	$480.2	$344.1	$262.5	$237.5
Earnings (loss) on discontinued operations, net of tax(1)	(12.2)	(10.0)	44.9	26.2	(23.7)
Cumulative effect of accounting changes(2)	—	—	—	—	(18.8)
Net earnings	$450.9	$470.2	$389.1	$288.7	$195.0
Basic — per share:
Earnings from continuing operations before cumulative effect of accounting changes	$4.77	$4.92	$3.37	$2.56	$2.33
Discontinued operations	(0.12)	(0.10)	0.44	0.26	(0.23)
Cumulative effect of accounting changes	—	—	—	—	(0.19)
Net earnings	$4.65	$4.82	$3.81	$2.82	$1.91
Diluted — per share:
Earnings from continuing operations before cumulative effect of accounting changes	$4.66	$4.81	$3.31	$2.53	$2.31
Discontinued operations	(0.12)	(0.10)	0.43	0.25	(0.23)
Cumulative effect of accounting changes	—	—	—	—	(0.18)
Net earnings	$4.54	$4.71	$3.74	$2.78	$1.90

Total assets	$8,936.4	$3,427.8	$3,590.4	$3,667.5	$3,636.9
Long-term obligations	$1,529.8	$322.1	$323.4	$604.5	$607.7
Shareholders’ equity	$3,759.6	$2,010.9	$2,133.6	$2,020.8	$1,802.8
Cash dividends declared per share	$1.84	$1.48	$1.16	$1.04	$0.98

(1)	Discontinued operations include the results from operations attributable to our former Chloralkali and Performance Chemicals businesses, divested in 2005 and 2003, respectively.

(2)	The 2003 accounting change relates to our adoption of FAS 143, “Asset Retirement Obligations.” The $18.8 million net-of-tax cumulative effect adjustment represents the impact of recording asset retirement obligations, at estimated fair value, for which we have legal obligations for land reclamation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 38 and “Financial Terminology (Unaudited)” on page 75 of our 2007 Annual Report to Shareholders are incorporated herein by reference, except that the information contained under the caption “2008 Outlook” on page 27 of our 2007 Annual Report is not incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The section entitled “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 32 of our 2007 Annual Report to Shareholders is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The following information relative to this item is included in our 2007 Annual Report to Shareholders on the pages shown below, which are incorporated herein by reference:

Page
Consolidated Financial Statements as of and for the Years Ended December 31, 2007, 2006 and 2005	42-45
Notes to Consolidated Financial Statements	46-74
Management’s Report on Internal Control Over Financial Reporting	39
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	41
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial Data for Each of the Years Ended December 31, 2007 and 2006 (Unaudited)	82
     The following table sets forth gross profit by quarter for 2007 and 2006:

	2007	2006
Gross Profit	(Amounts in millions)
First quarter	$167.2	$163.9
Second quarter	285.2	257.9
Third quarter	277.4	272.9
Fourth quarter	221.1	237.2

Total	$950.9	$931.9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures
     We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d -15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     Internal Control Over Financial Reporting
     We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Florida Rock which we acquired on November 16, 2007. At December 31, 2007, and for the period from November 16 through December 31, 2007, total assets and total revenues subject to our internal control over financial reporting represented 18% and 2% of our consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2007. Based on our assessment, our Management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

     The information under the headings “Management’s Report on Internal Control Over Financial Reporting” on page 39 of our 2007 Annual Report to Shareholders, “Report of Independent Registered Public Accounting Firm-Internal Control Over Financial Reporting” on page 40 of our 2007 Annual Report to Shareholders and “Consolidated Financial Statements” on pages 78 through 80 of our 2007 Annual Report to Shareholders, is hereby incorporated by reference.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     On or about March 25, 2008, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2008 Proxy Statement”). The information under the headings “Election of Directors,” “Nominees for Election to the Board of Directors,” “Directors Continuing in Office,” “Corporate Governance of our Company and Practices of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2008 Proxy Statement is incorporated herein by reference. See also the information set forth under the headings “Investor Information” and “Executive Officers of Registrant” set forth above in Part I of this report.
Item 11. Executive Compensation
     The information under the headings “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” included in our 2008 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plans” and “Payment Upon Termination and Change in Control” included in our 2008 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information under the headings “Transactions with Related Persons” and “Director Independence” included in our 2008 Proxy Statement is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this section is incorporated by reference from the information in the section entitled “Independent Registered Public Accounting Firm” in our 2008 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements
     The following financial statements are included in our 2007 Annual Report to Shareholders on the pages shown below and are incorporated herein by reference:

Page
Consolidated Statements of Earnings	42
Consolidated Balance Sheets	43
Consolidated Statements of Cash Flows	44
Consolidated Statements of Shareholders’ Equity	45
Notes to Consolidated Financial Statements	46-74
Management’s Report on Internal Control Over Financial Reporting	39
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	41
Net Sales, Total Revenues, Net Earnings and Earnings Per Share Quarterly Financial
Data for the Years Ended December 31, 2007 and 2006 (Unaudited)	82

(a) (2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2007, 2006, and 2005 is included in Part IV of this report on the indicated page:

Schedule II Valuation and Qualifying Accounts and Reserves	24
     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.
     Financial statements (and summarized financial information) of 50% or less owned entities accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.
     (a) (3) Exhibits
     The exhibits required by Item 601 of Regulation S-K are either incorporated by reference herein or accompany this report. See the Index to Exhibits which is on pages 26 through 28 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Vulcan Materials Company
Birmingham, Alabama
We have audited the consolidated financial statements of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2007, 2006, and 2005, and for years then ended, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 29, 2008 (which report on the consolidated financial statements expresses an unqualified opinion and includes an emphasis of matter paragraph referring to the Company’s acquisition of 100% of the outstanding common stock of Florida Rock Industries, Inc.); such consolidated financial statements and reports are included in your 2007 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
February 29, 2008

Schedule II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2007, 2006 and 2005
Amounts in Thousands

Column A	Column B	Column C	Column D		Column E		Column F
	Balance at	Additions Charged To					Balance at
	Beginning	Costs and	Other				End
Description	of Period	Expenses	Accounts		Deductions		of Period

2007
Accrued Environmental Costs	$13,394	$966	$175	(7)	$4,779	(1)	$9,756
Asset Retirement Obligations	114,829	5,866	24,487	(2)	13,799	(3)	131,383
Doubtful Receivables	3,355	1,144	2,283	(7)	767	(4)	6,015
Self-Insurance Reserves	45,197	17,182	11,209	(7)	12,290	(5)	61,298
All Other (6)	589	1,518	302	(7)	1,165		1,244

2006

Accrued Environmental Costs	$9,544	$3,937	—		$87	(1)	$13,394
Asset Retirement Obligations	105,774	5,499	$20,362	(2)	16,806	(3)	114,829
Doubtful Receivables	4,359	1,338	—		2,342	(4)	3,355
Self-Insurance Reserves	42,508	24,950	—		22,261	(5)	45,197
All Other (6)	1,976	3,856	—		5,243		589

2005

Accrued Environmental Costs	$20,126	$3,278	—		$13,860	(1)	$9,544
Asset Retirement Obligations	108,408	5,273	$4,658	(2)	12,565	(3)	105,774
Doubtful Receivables	7,545	676	—		3,862	(4)	4,359
Self-Insurance Reserves	45,557	18,774	—		21,823	(5)	42,508
All Other (6)	6,280	2,834	—		7,138		1,976

(1)	Expenditures on environmental remediation projects. Additionally, the 2005 amount includes a deduction of $10,282,000 related to certain environmental liabilities included in the sale of our former Chemicals business.

(2)	Net up/down revisions to asset retirement obligations. Additionally, the 2005 amount includes a reduction of $17,949,000 due to the sale of our former Chemicals business.

(3)	Expenditures related to settlements of asset retirement obligations.

(4)	Write-offs of uncollected accounts and worthless notes, less recoveries. Additionally, the 2005 amount includes a deduction of $1,206,000 related to certain doubtful receivables included in the sale of our former Chemicals business.

(5)	Expenditures on self-insurance reserves.

(6)	Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant. Additionally, the 2005 and 2006 amount are retrospectively adjusted for the adoption of FSP AUG AIR-1.

(7)	The 2007 amounts include additions related to the acquisition of Florida Rock.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

VULCAN MATERIALS COMPANY
By
Donald M. James
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
Donald M. James

Daniel F. Sansone	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 29, 2008
The following directors:

John D. Baker, II	Director
Philip J. Carroll, Jr.	Director
Phillip W. Farmer	Director
H. Allen Franklin	Director
Ann McLaughlin Korologos	Director
Douglas J. McGregor	Director
James V. Napier	Director
Donald B. Rice	Director
Orin R. Smith Vincent J. Trosino	Director

By		February 29, 2008

William F. Denson, III Attorney-in-Fact

EXHIBIT INDEX

Exhibit (3)(a)	Certificate of Incorporation (Restated 2007) of Vulcan Materials Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007.[1]

Exhibit (3)(b)	By-Laws (Restated 2007) of Vulcan Materials Company (formerly known as Virginia Holdco, Inc.),as amended, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K on February 13, 2008.[1]

Exhibit (4)(a)	Supplemental Indenture No. 1 dated as of November 16, 2007, among Vulcan Materials Company, Legacy Vulcan Corp. and The Bank of New York, as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 21, 2007.[1]

Exhibit (4)(b)	Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 11, 2007. [1]

Exhibit (4)(c)	First Supplemental Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on December 11, 2007. [1]

Exhibit (4)(d)	Indenture dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (10)(a)	364-Day Bridge Credit Agreement dated as of November 16, 2007, among Vulcan Materials Company, certain lenders party thereto and Wachovia Bank, National Association, as administrative agent filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2007. [1]

Exhibit (10)(b)	364-Day Credit Agreement dated as of November 16, 2007, among Vulcan Materials Company, certain lenders party thereto and Bank of America, N.A., as administrative agent filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2007. [1]

Exhibit (10)(c)	Five-Year Credit Agreement dated as of November 16, 2007, among Vulcan Materials Company, certain lenders party thereto and Bank of America, N.A., as administrative agent filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 21, 2007. [1]

Exhibit (10)(d)	The Management Incentive Plan of the Company, as amended filed as Exhibit 10(a) to the Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.[1,2]

Exhibit (10)(e)	The Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(d) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 1989 filed on March 30, 1990.[1,2]

Exhibit (10)(f)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

Exhibit (10)(g)	The Amendment and Restatement of the Deferred Compensation Plan for Directors Who Are Not Employees of the Company filed as Exhibit 10(d) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002. [1,2]

Exhibit (10)(h)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006.[1,2]

Exhibit (10)(i)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

Exhibit (10)(j)	The Restricted Stock Plan for Nonemployee Directors of the Company, as amended and restated filed as Appendix C to Legacy Vulcan Corp.’s 2004 Proxy Statement on Schedule 14A filed on April 14, 2004.[1,2]

Exhibit (10)(k)	Executive Deferred Compensation Plan, as amended filed as Exhibit 10(h) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.[1,2]

Exhibit (10)(l)	Change of Control Employment Agreement Form filed as Exhibit 10(a) to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on July 30, 2004.[1,2]

Exhibit (10)(m)	Change of Control Employment Agreement Form filed as Exhibit 10(j) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.[1,2]

Exhibit (10)(n)	Executive Incentive Plan of the Company filed as Exhibit 10(n) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001. [1,2]

Exhibit (10)(o)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001. [1,2]

Exhibit (10)(p)	Rights Agent Agreement dated October 19, 1998 between Vulcan Materials Company and The Bank of New York, as amended July 15, 2002, and November 16, 2007 filed as Exhibit 10.1 to Legacy Vulcan Corp.’s Current Report on Form 8-K filed November 16, 2007.[1]

Exhibit (10)(q)	Form Stock Option Award Agreement filed as Exhibit 10(o) to Legacy Vulcan Corp.’s Report on Form 8-K filed December 20, 2005.[1,2]

Exhibit (10)(r)	Form Director Stock Unit Award Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Current Report Form 8-K filed July 21, 2006. [1,2]

Exhibit (10)(s)	Form Performance Share Unit Award Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed February 26, 2007. [1,2]

Exhibit (10)(t)	Form Stock Only Stock Appreciation Rights Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed February 26, 2007. [1,2]

Exhibit (10)(u)	Form Employee Deferred Stock Unit Award Amended Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed February 26, 2007. [1,2]

Exhibit (10)(v)	2007 Compensation Arrangements filed in Legacy Vulcan Corp.’s Current Report on Form 8-K filed on February 13, 2008. [1,2]

Exhibit (10)(w)	Asset Purchase Agreement dated October 11, 2004 among Vulcan Materials Company, Vulcan Chloralkali, LLC and Basic Chemicals Company, LLC, as amended, filed as Exhibit 99.1 to Legacy Vulcan Corp.’s Current Report on Form 8-K dated October 15, 2004.[1]

Exhibit (10)(x)	Agreement and Plan of Merger dated as of February 19, 2007, by and among Vulcan Materials Company, Florida Rock Industries, Inc., Virginia Holdco, Inc., Virginia Merger Sub, Inc., and Fresno Merger Sub, Inc., filed as Exhibit 2.1 to Legacy Vulcan Corp.’s Current Report on Form 8-K dated February 20, 2007.[1]

Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2007.

Exhibit (13)	The Company’s 2007 Annual Report to Shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2007 Annual Report to Shareholders that are not incorporated by reference shall not be deemed to be “filed” as part of this report.

Exhibit (21)	List of the Company’s subsidiaries as of December 31, 2007.

Exhibit (23)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit (24)	Powers of Attorney.

Exhibit (31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (32)(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit (32)(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

[1]	Incorporated by reference.

[2]	Management contract or compensatory plan.