Form 10-Q
period 2008-03-31
Vulcan Materials CO
filed 2008-05-07
CIK 1396009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	001-33841	20-8579133
(State or other jurisdiction of incorporation)	(Commission file number)	(I.R.S. Employer Identification No.)
1200 Urban Center Drive
Birmingham, Alabama 35242
(Address of principal executive offices) (zip code)
(205) 298-3000
(Registrant’s telephone number including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at March 31, 2008
Common Stock, $1 Par Value	109,441,109

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company
and Subsidiary Companies

	(Amounts in thousands)
Consolidated Balance Sheets	March 31	December 31	March 31
(Condensed and unaudited)	2008	2007	2007
Assets
Cash and cash equivalents	$51,023	$34,888	$69,960
Accounts and notes receivable:
Accounts and notes receivable, gross	444,406	427,876	395,124
Less: Allowance for doubtful accounts	(7,131)	(6,015)	(3,108)

Accounts and notes receivable, net	437,275	421,861	392,016
Inventories:
Finished products	310,316	286,591	235,307
Raw materials	31,872	28,330	10,950
Products in process	4,356	4,115	1,628
Operating supplies and other	38,292	37,282	18,531

Inventories	384,836	356,318	266,416
Deferred income taxes	68,522	44,210	22,165
Prepaid expenses	69,537	40,177	15,016
Assets held for sale	148,727	259,775	—

Total current assets	1,159,920	1,157,229	765,573
Investments and long-term receivables	24,743	25,445	2,383
Property, plant and equipment:
Property, plant and equipment, cost	5,956,433	5,805,789	4,026,960
Less: Reserve for depr., depl. & amort.	(2,267,613)	(2,185,695)	(2,070,840)

Property, plant and equipment, net	3,688,820	3,620,094	1,956,120
Goodwill	3,900,360	3,789,091	650,206
Other assets	286,162	344,511	196,633

Total assets	$9,060,005	$8,936,370	$3,570,915

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$34,834	$35,181	$727
Short-term borrowings	2,192,689	2,091,500	240,400
Trade payables and accruals	197,529	219,548	156,008
Other current liabilities	183,778	175,649	129,080
Liabilities of assets held for sale	6,434	6,309	—

Total current liabilities	2,615,264	2,528,187	526,215
Long-term debt	1,529,672	1,529,828	321,503
Deferred income taxes	675,425	671,518	290,404
Other noncurrent liabilities	492,215	446,827	338,237
Minority interest	410	410	—

Total liabilities	5,312,986	5,176,770	1,476,359

Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity:
Common stock, $1 par value	109,441	108,234	139,705
Capital in excess of par value	1,671,162	1,607,865	228,300
Retained earnings	2,040,864	2,083,718	3,026,224
Accumulated other comprehensive loss	(74,448)	(40,217)	(4,390)
Treasury stock at cost	—	—	(1,295,283)

Shareholders’ equity	3,747,019	3,759,600	2,094,556

Total liabilities and shareholders’ equity	$9,060,005	$8,936,370	$3,570,915

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)

	Three Months Ended
Consolidated Statements of Earnings	March 31
(Condensed and unaudited)	2008	2007

Net sales	$771,762	$630,187
Delivery revenues	45,577	57,000

Total revenues	817,339	687,187

Cost of goods sold	617,312	462,992
Delivery costs	45,577	57,000

Cost of revenues	662,889	519,992

Gross profit	154,450	167,195
Selling, administrative and general expenses	92,576	74,402
Gain on sale of property, plant and equipment, net	3,945	46,387
Other operating (income) expense, net	(796)	2,034
Minority interest in losses of a consolidated subsidiary	(143)	—

Operating earnings	66,758	137,146

Other (expense) income, net	(2,651)	1,202
Interest income	671	1,323
Interest expense	43,458	6,635

Earnings from continuing operations before income taxes	21,320	133,036
Provision for income taxes	6,835	43,697

Earnings from continuing operations	14,485	89,339
Discontinued operations (Note 3):
Loss from results of discontinued operations	(920)	(777)
Income tax benefit	368	312

Loss on discontinued operations, net of tax	(552)	(465)

Net earnings	$13,933	$88,874

Basic earnings (loss) per share:
Earnings from continuing operations	$0.13	$0.94
Discontinued operations	—	(0.01)

Net earnings per share	$0.13	$0.93

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.13	$0.91
Discontinued operations	—	—

Net earnings per share	$0.13	$0.91

Weighted-average common shares outstanding:
Basic	108,644	95,172
Assuming dilution	109,898	97,778

Cash dividends declared per share of common stock	$0.49	$0.46
Depreciation, depletion, accretion and amortization from continuing operations	$95,856	$60,801
Effective tax rate from continuing operations	32.1%	32.8%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies

	(Amounts in thousands)
	Three Months Ended
Consolidated Statements of Cash Flows	March 31
(Condensed and unaudited)	2008	2007
Operating Activities
Net earnings	$13,933	$88,874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	95,856	60,801
Net gain on sale of property, plant and equipment	(3,945)	(46,387)
Contributions to pension plans	(738)	(292)
Share-based compensation	4,219	3,871
Increase in assets before initial effects of business acquisitions and dispositions	(85,155)	(21,652)
Increase in liabilities before initial effects of business acquisitions and dispositions	12,302	11,710
Other, net	(4,177)	1,220

Net cash provided by operating activities	32,295	98,145

Investing Activities
Purchases of property, plant and equipment	(128,664)	(122,636)
Proceeds from sale of property, plant and equipment	6,588	50,823
Proceeds from sale of businesses	17,514	8,418
Payment for businesses acquired, net of acquired cash	(55,885)	(58,857)
Decrease in investments and long-term receivables	183	1,435
Proceeds from loan on life insurance polices	28,646	—
Withdrawal from nonconsolidated companies, net	519	—
Other, net	4,416	312

Net cash used for investing activities	(126,683)	(120,505)

Financing Activities
Net short-term borrowings	101,189	41,500
Payment of short-term debt and current maturities	(403)	(320)
Payment of long-term debt	—	(27)
Debt issuance cost	(100)	—
Purchases of common stock	—	(4,800)
Proceeds from issuance of common stock	55,078	—
Dividends paid	(53,177)	(43,762)
Proceeds from exercise of stock options	4,199	22,980
Excess tax benefits from share-based compensation	3,162	15,501
Other, net	575	6,018

Net cash provided by financing activities	110,523	37,090

Net increase in cash and cash equivalents	16,135	14,730
Cash and cash equivalents at beginning of year	34,888	55,230

Cash and cash equivalents at end of period	$51,023	$69,960

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

On November 16, 2007, we acquired 100% of the outstanding common stock of Florida Rock Industries Inc. (Florida Rock). Accordingly, the financial position, results of operations and cash flows for legacy Florida Rock operations are reflected in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 and the Condensed Consolidated Statements of Earnings and Cash Flows for the three months ended March 31, 2008.

Due to the 2005 sale of our Chemicals business, as presented in Note 3, the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

2.	Accounting Changes

FAS 157 — On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157) with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2 (FSP FAS 157-2). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 for financial assets and liabilities had no effect on our financial position, results of operations or cash flows. See Note 7 for disclosures related to financial assets and liabilities pursuant to the requirements of FAS 157. We will adopt FAS 157 for nonfinancial assets and liabilities on January 1, 2009, and are currently evaluating the impact such adoption will have on our financial statements.

FAS 158 — On January 1, 2008, we adopted the measurement date provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). In addition to the recognition provisions (which we adopted December 31, 2006), FAS 158 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement is effective for fiscal years ending after December 15, 2008. Upon adopting the measurement date provision, we remeasured plan assets and benefit obligations as of January 1, 2008, pursuant to the transition requirements of FAS 158. The transition adjustment resulted in a decrease to noncurrent assets of $14,324,000, an increase to noncurrent liabilities of $10,492,000, a decrease to deferred tax liabilities of $8,169,000, a decrease to retained earnings of $3,060,000 and a charge to accumulated other comprehensive income, net of tax, of $13,587,000.

3.	Discontinued Operations

In June 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. These assets consisted primarily of chloralkali facilities in Wichita, Kansas; Geismar, Louisiana and Port Edwards, Wisconsin; and the facilities of our Chloralkali joint venture located in Geismar. The purchaser also assumed certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate all releases of hazardous materials at or from the Wichita, Geismar and Port Edwards plant facilities. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business.

In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214,000,000. Concurrent with the sale transaction, we acquired the minority partner’s 49% interest in the joint venture for an initial cash payment of $62,701,000, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of $151,299,000 were subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In 2006 we received additional cash proceeds of $10,202,000 related to adjustments for the actual working capital balance at the closing date.

Basic Chemicals has completed payments under one earn-out agreement and is required to make additional payments under a separate earn-out agreement subject to certain conditions. The first earn-out agreement was based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and was capped at $150,000,000 (ECU earn-out or ECU derivative). During 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. The ECU earn-out was accounted for as a derivative instrument; accordingly, it was reported at fair value. Changes to the fair value of the ECU derivative were recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, “Classification and Disclosure of Contingencies Relating to Discontinued Operations” (SAB Topic 5:Z:5). Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount is shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume.

The carrying amounts of the ECU and 5CP earn-outs are reflected in accounts and notes receivable — other and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The carrying amount of the ECU earn-out as of March 31, 2007 was $20,913,000 (classified entirely as current). During 2007, we recognized gains related to changes in the fair value of the ECU earn-out of $1,929,000 (of which $700,000 was reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2007).

In March 2008, we received a payment of $10,014,000 under the 5CP earn-out related to the year ended December 31, 2007. During 2007, we received a payment of $8,418,000 related to the year ended December 31, 2006. The carrying amount of the 5CP earn-out was as follows: March 31, 2008 — $10,814,000 (of which $9,737,000 was current), December 31, 2007 — $20,828,000 (of which $8,799,000 was current) and March 31, 2007 — $20,828,000 (of which $9,112,000 was current).

At the closing date, the fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, was expected to exceed the net carrying value of the assets and liabilities sold. However, pursuant to

SFAS No. 5, “Accounting for Contingencies,” since the proceeds under the earn-out agreements were contingent in nature, no gain was recognized on the Chemicals sale and the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128,167,000. Furthermore, under SAB Topic 5:Z:5, upward adjustments to the fair value of the ECU earn-out subsequent to closing, which totaled $51,070,000, were reported in continuing operations, and therefore did not contribute to the gain or loss on the sale of the Chemicals business. Ultimately, any gain or loss on disposal of the Chemicals business will be recognized to the extent future cash receipts under the 5CP earn-out related to the remaining five-year performance period from January 1, 2008 to December 31, 2012 exceed or fall short of its $10,814,000 carrying amount.

We are potentially liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Based on our evaluation of possible cash receipts from the earn-outs, the likely range for the contingent payments to certain key former Chemicals employees is between $0 and approximately $5 million. As of March 31, 2008, the calculated transaction bonus would be $0 and, as such, no liability for these contingent payments has been recorded.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.

There were no net sales or revenues from discontinued operations during the three month periods ended March 31, 2008 or March 31, 2007. Pretax losses from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2008	2007
Pretax loss	$(920)	$(777)
The pretax losses primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses.

4.	Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended
	March 31
	2008	2007
Weighted-average common shares outstanding	108,644	95,172
Dilutive effect of:
Stock options	973	2,141
Other	281	465

Weighted-average common shares outstanding, assuming dilution	109,898	97,778

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended
	March 31
	2008	2007
Antidilutive common stock equivalents	974	408
5.	Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

In accordance with our January 1, 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

The 2008 first quarter effective tax rate from continuing operations of 32.1% was down 0.7% from the 32.8% effective rate for the three months ended March 31, 2007. This decrease results primarily from a greater favorable effect of statutory depletion.

6.	Derivative Instruments

We periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on commodity energy sources consistent with our risk management policies.

In connection with the sale of our Chemicals business, we entered into an earn-out agreement that required the purchaser, Basic Chemicals, to make payments capped at $150,000,000 based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. We did not designate the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value were recognized in current earnings. Further, pursuant to SAB Topic 5:Z:5, changes in fair value were recognized in continuing operations. During the third quarter of 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. During the three month period ended March 31, 2007 we recorded a gain of $700,000 which is reflected in other income, net of other charges, in our accompanying Condensed Consolidated Statements of Earnings.

In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum from the counterparty. We have designated this interest rate swap agreement as a cash flow hedge of the interest payments on the $325,000,000 of 3-year floating rate notes. The interest rate swap agreement is scheduled to terminate December 15, 2010, coinciding with the maturity of the $325,000,000 of 3-year floating rate notes. The realized gains and losses upon settlement related to this swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. At March 31, 2008, we recognized a liability of $12,025,000 equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $7,267,000, net of tax of $4,758,000, equal to the highly effective portion of this swap. At December 31, 2007, we recognized a liability of $1,099,000 equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $664,000, net of tax of $435,000, equal to the highly effective portion of this swap.

Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500,000,000. The objective of these swap agreements is to hedge against the variability of future interest payments attributable to changes in interest rates on a portion of the then anticipated fixed-rate debt issuance in 2007 to fund the cash portion of the Florida Rock acquisition. We entered into five 5-year swap agreements with a blended swap rate of 5.29% on an aggregate notional amount of $500,000,000, seven 10-year swap agreements with a blended swap rate of 5.51% on an aggregate notional amount of $750,000,000 and three 30-year swap agreements with a blended swap rate of 5.58% on an aggregate notional amount of $250,000,000. On December 11, 2007, upon the issuance of the related fixed-rate debt, we terminated and settled for a cash payment of $57,303,000 a portion of these forward starting swaps with an aggregate notional amount of $900,000,000 ($300,000,000 5-year, $350,000,000 10-year and $250,000,000 30-year). Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), amounts accumulated in other comprehensive loss totaling $53,403,000 as of March 31, 2008 related to the effective portion of these cash flow hedges will be amortized to interest expense over the remaining term of the related debt.

The remaining forward starting swaps were extended to August 29, 2008, and are composed of two 5-year swap agreements with a blended swap rate of 5.71% on an aggregate notional amount of $200,000,000 and four 10-year swap agreements with a blended swap rate of 5.65% on an aggregate notional amount of $400,000,000. These remaining forward starting swap agreements have been designated as cash flow hedges against the variability of future interest payments attributable to changes in interest rates on anticipated fixed-rate long-term debt to be issued during 2008. At March 31, 2008, we recognized a liability of $68,057,000 equal to the fair value of these swaps (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $37,825,000, net of tax of $24,768,000, equal to the highly effective portion of these swaps. At December 31, 2007, we recognized a liability of $41,312,000 equal to the fair value of these swaps (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $22,711,000, net of tax of $14,867,000, equal to the highly effective portion of these swaps. On the date the swaps terminate, either by their terms or earlier if we choose to issue the related fixed rate debt prior to August 29, 2008, they will be settled in cash for their fair value at that time. The amounts, if any, accumulated in other comprehensive income when the swaps settle will be amortized into earnings as an adjustment to interest expense over the applicable term of the related debt.

During the three months ended March 31, 2008, we recognized a loss of $1,730,000 (included in other expense, net) due to hedge ineffectiveness related to the open forward-starting interest rate swap agreements. There was no impact to earnings due to hedge ineffectiveness during the three months ended March 31, 2007.

7.	Fair Value Measurements

On January 1, 2008, we adopted FAS 157 for financial assets and liabilities as described in Note 2. Fair value under FAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Quoted prices in active markets for identical assets or liabilities;
Level 2:	Inputs that are derived principally from or corroborated by observable market data;
Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.
The following table presents a summary of our financial assets and liabilities as of March 31, 2008 that are subject to fair value measurement on a recurring basis (in thousands of dollars):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives	$754	$—	$754	$—
Interest rate derivatives	(80,082)	—	(80,082)	—

Net liability	$(79,328)	$—	$(79,328)	$—

The foreign currency derivatives consist of forward foreign currency exchange contracts and are measured at fair value based on foreign currency spot and forward rates from actively quoted markets. The interest rate derivatives consist of an interest rate swap agreement and various forward starting interest rate swaps, as more fully described in Note 6, and are measured at fair value based on prevailing market interest rates as of the measurement date.

8.	Comprehensive Income (Loss)

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income (loss). Total comprehensive income (loss) comprises the following (in thousands of dollars):

	Three Months Ended
	March 31
	2008	2007
Net earnings	$13,933	$88,874
Other comprehensive income (loss):
Fair value adjustments to cash flow hedges, net of tax	(22,094)	34
Reclassification adjustment for cash flow hedge amounts included in net earnings, net of tax	1,123	—
Amortization of pension and post- retirement plan actuarial loss and prior service cost, net of tax	327	529

Total comprehensive income (loss)	$(6,711)	$89,437

Amounts accumulated in other comprehensive income (loss), net of tax, are as follows (in thousands of dollars):

	March 31	Dec 31	March 31
	2008	2007	2007
Cash flow hedges	$(76,818)	$(55,847)	$109
Pension and postretirement plans	2,370	15,630	(4,499)

Accumulated other comprehensive loss	$(74,448)	$(40,217)	$(4,390)

9.	Shareholders’ Equity

On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of March 31, 2008, 3,455,539 shares remained under the current authorization.

The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended
	March 31
	2008	2007
Shares purchased:
Number	—	44,123
Total cost (thousands)	$—	$4,800
Average cost	$—	$108.78

	Mar. 31	Dec. 31	Mar. 31
	2008	2007	2007
Shares in treasury at period end:
Number	—	—	44,414,307
Average cost	$—	$—	$29.16
All shares purchased in the three months ended March 31, 2007 were purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans.

During the first quarter of 2008, we issued 798,859 shares of common stock in connection with the acquisition of substantially all the assets of Elmer Larson, LLC and certain assets of MSJ Larson, Inc., including specifically an aggregates production facility located in DeKalb County, Illinois. We originally issued the shares to an exchange accommodation titleholder (selling shareholder) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholder assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholder in order to fund its obligation. The selling shareholder qualifies as a variable interest entity under the provisions of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” for which we are the primary beneficiary. Accordingly, we have consolidated the financial position, results of operations and cash flows of the selling shareholder for the period ended March 31, 2008, which principally consist of the receipt of net cash proceeds from the issuance of shares of $55,078,000 and the acquisition noted above (and more fully described in Note 14) for a cash payment of $55,854,000, including acquisition costs and net of acquired cash.

10.	Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended
PENSION BENEFITS	March 31
	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$5,487	$5,172
Interest cost	10,629	8,646
Expected return on plan assets	(12,978)	(11,607)
Amortization of prior service cost	115	189
Amortization of actuarial loss	386	456

Net periodic pension benefit cost	$3,639	$2,856

	Three Months Ended
OTHER POSTRETIREMENT BENEFITS	March 31
	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$1,306	$1,134
Interest cost	1,728	1,398
Amortization of prior service credit	(210)	(42)
Amortization of actuarial loss	255	253

Net periodic postretirement benefit cost	$3,079	$2,743

The net periodic benefit costs for pension plans and postretirement plans during the three months ended March 31, 2008 include pretax reclassifications from other comprehensive income totaling $501,000 and $45,000, respectively. The net periodic benefit costs for pension plans and postretirement plans during the three months ended March 31, 2007 include pretax reclassifications from other comprehensive income totaling $645,000 and $211,000, respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs and actuarial losses. During the three months ended March 31, 2008 and 2007, contributions of $738,000 and $292,000, respectively, were made to our pension plans.

11.	Credit Facilities, Short-term Borrowings and Long-term Debt

Short-term borrowings are summarized as follows (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2008	2007	2007
Bank borrowings	$1,401,300	$1,260,500	$14,500
Commercial paper	791,389	831,000	225,900

Total short-term borrowings	$2,192,689	$2,091,500	$240,400

Short-term borrowings outstanding as of March 31, 2008 of $2,192,689,000 consisted of $1,401,300,000 of bank borrowings having maturities ranging from 1 to 28 days, interest rates ranging from 2.91% to 3.48% and a weighted-average interest rate of 3.09% and $791,389,000 of commercial paper having maturities ranging from 1 to 18 days, interest rates ranging from 3.05% to 3.50% and a weighted-average interest rate of 3.34%. Short-term borrowings outstanding as of December 31, 2007 of $2,091,500,000 consisted of $1,260,500,000 of bank borrowings having maturities ranging from 2 to 22 days, interest rates ranging from 4.80% to 5.25% and a weighted-average interest rate of 4.88% and $831,000,000 of commercial paper having maturities ranging from 2 to 28 days, interest rates ranging from 4.85% to 5.50% and a weighted-average interest rate of 4.92%. We plan to issue $600,000,000 to $800,000,000 of long-term debt in 2008. Until that time, we will continue to utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. The $240,400,000 of short-term borrowings outstanding as of March 31, 2007 consisted of $14,500,000 of bank borrowings at 5.545% that matured April 2007 and $225,900,000 of commercial paper having maturities ranging from 2 to 5 days and interest rates raging from 5.35% to 5.50%. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $2,805,000,000 were maintained at March 31, 2008, of which $1,285,000,000 expires November 14, 2008, $20,000,000 expires January 28, 2009 and $1,500,000,000 expires November 16, 2012. Of the $1,285,000,000 expiring November 14, 2008, we currently expect to renew $500,000,000. As of March 31, 2008, $1,401,300,000 of the lines of credit was drawn. Interest rates are determined at the time of borrowing based on current market conditions.

With the exception of $5,327,000 of secured long-term debt assumed with the November 2007 acquisition of Florida Rock, all our debt obligations, both short-term borrowings and long-term debt, are unsecured as of March 31, 2008.

Long-term debt is summarized as follows (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2008	2007	2007
3-year floating notes issued 2007	$325,000	$325,000	$—
5.60% 5-year notes issued 2007[1]	299,494	299,471	—
6.40% 10-year notes issued 2007[2]	349,812	349,808	—
7.15% 30-year notes issued 2007[3]	249,307	249,305	—
6.00% 10-year notes issued 1999	250,000	250,000	250,000
Private placement notes	48,727	48,844	49,212
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	—
Other notes	3,616	4,031	2,018

Total debt excluding short-term borrowings	$1,564,506	$1,565,009	$322,230
Less current maturities of long-term debt	34,834	35,181	727

Total long-term debt	$1,529,672	$1,529,828	$321,503

Estimated fair value of total long-term debt	$1,545,831	$1,548,084	$332,050

[1]	Includes a decrease in valuation for unamortized discounts of $506 thousand and $529 thousand as of March 31, 2008 and December 31, 2007, respectively. The effective interest rate for these 5-year notes is 6.58%.

[2]	Includes a decrease in valuation for unamortized discounts of $188 thousand and $192 thousand as of March 31, 2008 and December 31, 2007, respectively. The effective interest rate for these 10-year notes is 7.39%.

[3]	Includes a decrease in valuation for unamortized discounts of $693 thousand and $695 thousand as of March 31, 2008 and December 31, 2007, respectively. The effective interest rate for these 30-year notes is 8.04%
The estimated fair value amounts of long-term debt presented in the table above have been determined by discounting expected future cash flows based on interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates are based on information available to management as of the respective balance sheet dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 50.1% as of March 31, 2008; 49.3% as of December 31, 2007; and 21.2% as of March 31, 2007.
12.	Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143) applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

FAS 143 requires recognition of a liability for an asset retirement obligation in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement.

We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the three month periods ended March 31, we recognized operating costs related to FAS 143 as follows: 2008 — $5,678,000; and 2007 — $4,545,000. FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the carrying amount of our asset retirement obligations is as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2008	2007
Balance at beginning of period	$131,383	$114,829
Liabilities incurred	217	174
Liabilities (settled)	(3,463)	(3,085)
Accretion expense	1,619	1,439
Revisions up (down)	1,699	1,512

Balance at end of period	$131,455	$114,869

13.	Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue standby letters of credit to back our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit are renewable annually at the option of the beneficiary.

Our standby letters of credit as of March 31, 2008 are summarized in the table below (in thousands of dollars):

Amount
Risk management requirement for insurance claims	$45,034
Payment surety required by utilities	443
Contractual reclamation/restoration requirements	52,418
Financing requirement for industrial revenue bond	14,230

Total standby letters of credit[1]	$112,125

[1]	Substantially all of the standby letters of credit have a one-year term and are renewable annually
14.	Acquisitions and Divestitures

As a result of the November 2007 Florida Rock acquisition, we entered into a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that requires us to divest certain Florida Rock and Vulcan assets at nine sites. In a transaction with Luck Stone Corporation during the quarter ended March 31, 2008, we completed the divestiture of two legacy Florida Rock sites, an aggregates production facility and a distribution yard located in Virginia, by exchanging these assets for two aggregates production facilities in Virginia and cash.

In addition to the assets acquired in the aforementioned exchange, during the three months ended March 31, 2008, we acquired the assets of an aggregates production facility in Illinois for cash.

As a result of these acquisitions, we recognized $25,972,000 of goodwill, all of which is expected to be fully deductible for income tax purposes. The purchase price allocations for these 2008 acquisitions are preliminary and subject to adjustment.

As of March 31, 2008 and December 31, 2007, the assets and related liabilities referable to the sites that we are required to divest under the Final Judgment with the DOJ are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets under two captions: assets held for sale and liabilities of assets held for sale. The major classes of assets and liabilities of assets classified as held for sale were as follows (in thousands of dollars):

	Mar. 31	Dec. 31
	2008	2007
Current assets	$11,112	$12,417
Property, plant and equipment, net	94,954	105,170
Goodwill and intangibles	42,631	142,166
Other assets	30	22

Total assets held for sale	$148,727	$259,775

Current liabilities	$567	$299
Minority interest	5,867	6,010

Total liabilities of assets held for sale	$6,434	$6,309

As described more fully in Note 20, in April 2008 we completed the remaining divestitures required by the DOJ.

15.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the periods presented are summarized below (in thousands of dollars):

		Asphalt mix
	Aggregates	and Concrete	Cement	Total
Goodwill as of March 31, 2007	$558,573	$91,633	$—	$650,206

Goodwill of acquired businesses	2,972,283	—	297,662	3,269,945
Less goodwill classified as assets held for sale	131,060	—	—	131,060

Goodwill as of December 31, 2007	$3,399,796	$91,633	$297,662	$3,789,091

Goodwill of acquired businesses[1]	25,972	—	—	25,972
Purchase price allocation adjustment[2]	85,297	—	—	85,297

Goodwill as of March 31, 2008	$3,511,065	$91,633	$297,662	$3,900,360

[1]	The goodwill of acquired businesses for 2008 relates to the acquisitions listed in Note 14. We are currently evaluating the final purchase price allocations; therefore, the goodwill amount is subject to change. When finalized, the goodwill from these 2008 acquisitions is expected to be fully deductible for income tax purposes.

[2]	The purchase price allocation adjustment relates primarily to the November 16, 2007 acquisition of Florida Rock. Further refinements to our purchase price allocation are likely to be made as valuation analyses and other studies are completed. We expect to complete the purchase price allocation related to the Florida Rock acquisition during the third quarter of 2008, and when finalized, material adjustments to goodwill may result.
16.	New Accounting Standards

See Note 2 for a discussion of the accounting standards adopted in 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” [FAS 141(R)], which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition date fair value. FAS 141(R) applies whenever an acquirer obtains control of one or more businesses. Additionally, the new standard requires that in a business combination:
•	Acquisition related costs, such as legal and due diligence costs, be expensed as incurred.

•	Acquirer shares issued as consideration be recorded at fair value as of the acquisition date.

•	Contingent consideration arrangements be included in the purchase price allocation at their acquisition date fair value.

•	With certain exceptions, pre-acquisition contingencies be recorded at fair value.

•	Negative goodwill be recognized as income rather than as a pro rata reduction of the value allocated to particular assets.

•	Restructuring plans be recorded in purchase accounting only if the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date.
FAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008; we expect to adopt FAS 141(R) as of January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). The standard requires all entities to report noncontrolling interests, sometimes referred to as minority interests, in subsidiaries as equity in the consolidated financial statements. Noncontrolling interest under FAS 160 is defined as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The amount of consolidated net earnings attributable to the parent and to the noncontrolling interest should be presented separately on the face of the consolidated statement of earnings. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be measured at fair value, and a gain or loss recognized accordingly. FAS 160 is effective for fiscal years beginning on or after December 15, 2008; we expect to adopt FAS 160 as of January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, “ Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). The enhanced disclosure requirements of FAS 161 are intended to help investors better understand how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The enhanced disclosures include, for example:
•	Qualitative disclosure about the objectives and strategies for using derivative instruments.

•	Tabular disclosures of the fair value amounts of derivative instruments, their gains and losses and locations within the financial statements.

•	Disclosure of any features in a derivative instrument that are credit-risk related.
FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We expect to adopt the disclosure requirements of FAS 161 no later than our interim period ended March 31, 2009.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosure regarding renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We expect to adopt FSP FAS 142-3 as of January 1, 2009.

17.	Segment Reporting — Continuing Operations

Prior to the November 2007 acquisition of Florida Rock, our Construction Materials business was organized in seven regional divisions that produced and sold aggregates and related products and services. All these divisions exhibited similar economic characteristics, production processes, products and services, types and classes of customers, methods of distribution and regulatory environments. Accordingly, they were aggregated into one reporting segment for financial statement purposes.

Subsequent to our acquisition of Florida Rock, we redefined our operating segments, and as a result, we have three reporting segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. For reporting purposes, we have combined our Asphalt mix and Concrete operating segments into one reporting segment as the products are similar in nature and the businesses exhibit similar economic characteristics, product processes, types and classes of customer, methods of distribution and regulatory environments. We have recast our March 31, 2007 data to reflect this change in reportable segments. Management reviews earnings from the product line reporting units principally at the gross profit level.

The majority of our activities are domestic. We sell a relatively small amount of aggregates outside the United States. All transactions between our reportable segments are recorded at prices approximating market.

	Three Months Ended
Segment Financial Disclosure	March 31
Amounts in millions	2008	2007
TOTAL REVENUES
Aggregates	$536.1	$510.6
Asphalt mix and Concrete	266.6	145.9
Cement	31.1	—
Intersegment sales	(62.0)	(26.3)

Total net sales	771.8	630.2
Delivery revenues	45.5	57.0

Total revenues	$817.3	$687.2

GROSS PROFIT
Aggregates	$126.9	$147.4
Asphalt mix and Concrete	20.1	19.8
Cement	7.5	—

Total gross profit	$154.5	$167.2

18.	Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31 is summarized below (in thousands of dollars):

	2008	2007
Cash payments:
Interest (exclusive of amount capitalized)	$31,404	$1,632
Income taxes	13,094	3,145
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	25,754	29,500
Exchanges of noncash assets and liabilities:
Net assets acquired	29,086	—
Net assets divested	36,586	—
Debt issued for purchases of property, plant and equipment	4	5
Proceeds receivable from exercise of stock options	911	48
Other noncash transactions	16	—
19.	Other Commitments and Contingencies

We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K, which we believe are material to the development of such proceedings, are described below.

On October 12, 2007, we reached an agreement with the city of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered by insurance for all losses in excess of deductible amounts.
Although the Company’s $20 million settlement resolved all claims against Vulcan by the City of Modesto, certain ancillary claims related to this matter remain unresolved. Such an ancillary claim includes the litigation filed against the Company by RR Street and Company and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of Vulcan perchloroethylene, and, also a defendant in the Modesto, Halford’s, and Garcia litigation alleges that Vulcan owes Street, and its insurer, National Union, a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to pay contribution to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. At this time we cannot determine the likelihood or reasonably estimate a range of loss resulting from any claims asserted by Street or National Union.

We have also recently been named as a defendant in the matter of Garcia v. Dow Chemical Company, et al., filed in Modesto, Stanislaus County, California. This is a wrongful death action that generally alleges the water supply and environment in the city of Modesto were contaminated with toxic chlorinated solvents by the defendants, including Vulcan, and that Ms. Garcia was “hurt and injured in her health” as a result of exposure to said solvents. Ms. Garcia died in December 2004.

We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of April 3, 2008, the number of suits totaled 88 involving an aggregate of 554 plaintiffs. There are 51 pending suits with 495 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed until discovery issues are resolved. The balance of the suits have been brought in California, Florida and Louisiana. We are seeking dismissal of all suits on the grounds that plaintiffs were not exposed to our product. To date we have been successful in getting dismissals from cases involving approximately 17,000 plaintiffs with little or no payments made in settlement. As of March 31, 2008, we have not accrued any liability for damages or settlements related to these suits, and do not believe that future losses or settlements, if any, will be material to our financial position, results of operations or cash flows.

In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook quarry operations that will further damage the road. The court in this case recently granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing. The court has indicated a trial will be set in 2009. At this time we cannot determine the likelihood or reasonably estimate a range of loss related to this matter.

The Internal Revenue Service (IRS) has issued to one of our subsidiaries an unsigned Notice of Proposed Adjustment dated March 13, 2008, proposing adjustments in federal excise tax liability imposed under Section 4681 of the Internal Revenue Code on the sale or use of ozone-depleting chemicals. The sales were made by our former chemicals business which was divested in June 2005. We believe that substantially all of the proposed adjustment is inconsistent with existing law and we have legal defenses available to us. We intend to vigorously oppose payment of substantially all of the proposed adjustment. If we are determined to be liable for any portion of this potential excise tax liability, we would also owe interest to the IRS from the due date of the tax liability (either from April 30, 2005 or from July 31, 2005) through the date of payment. Our current estimate of the maximum amount of loss is approximately $21 million after income taxes. As of March 31, 2008, we had accrued approximately $48,000 after income taxes related to two particular items included in the Notice of Proposed Adjustment for which we believe a loss is probable. Any loss referable to this matter will be included in discontinued operations.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved. We believe the amounts accrued in our financial statements as of March 31, 2008 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. In addition, losses on certain claims and litigation may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

20.	Subsequent Events

On April 11, 2008 we completed the divestitures required in connection with the Florida Rock acquisition pursuant to the Final Judgment with the Antitrust Division of the U.S. Department of Justice. In a transaction with Martin Marietta Materials, Inc. (Martin Marietta), we divested four aggregates production facilities and a greenfield (undeveloped) aggregates site located in Georgia and an aggregates production facility located in Tennessee. In return, we received cash, an aggregates production facility near Sacramento, California, real property with proven and permitted reserves adjacent to one of our aggregates production facilities in San Antonio, Texas, and fee ownership of property at one of our aggregates production facilities in North Carolina that we had previously leased from Martin Marietta. In a second transaction, we sold our interest in an aggregates production facility in Georgia to The Concrete Company, which had been the joint venture partner with Florida Rock in this operation.

Two of the divested sites included in the transaction with Martin Marietta were owned by Vulcan prior to our acquisition of Florida Rock. Accordingly, we expect to recognize a pretax gain on the sale of these assets of approximately $76.0 million, which will be recognized during the second quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL COMMENTS
Overview
Vulcan provides essential infrastructure materials required by the U.S. economy. We are the nation’s largest producer of construction aggregates — primarily crushed stone, sand and gravel — and a major producer of asphalt mix and concrete and a leading producer of cement in Florida. We operate primarily in the United States and our principal product — aggregates — is consumed in virtually all types of publicly and privately funded construction. While aggregates are our primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and concrete, can be managed effectively in certain markets to generate acceptable financial returns. As such, we evaluate the structural characteristics of individual markets to determine the appropriateness of an aggregates only or vertical integration strategy. Demand for our products is dependent on construction activity. The primary end uses include public construction, such as highways, bridges, airports, schools and prisons, as well as private nonresidential (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (e.g., single-family and multifamily). Customers for our products include heavy construction and paving contractors; commercial building contractors; concrete products manufacturers; residential building contractors; state, county and municipal governments; railroads; and electric utilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards.
Seasonality of Our Business
Virtually all our products are produced and consumed outdoors. Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that seasonal changes and other weather-related conditions can have on the production and sales volumes of our products. Normally, the highest sales and earnings are attained in the third quarter and the lowest are realized in the first quarter. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending. These cyclical swings are further affected by fluctuations in interest rates, and demographic and population fluctuations.
Forward-looking Statements
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; the impact of future regulatory or legislative actions; the outcome of pending legal proceedings; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business; our ability to secure and permit aggregates reserves in strategically located areas; our ability to manage and successfully integrate acquisitions; risks and uncertainties related to our acquisition of Florida Rock including our ability to successfully integrate the operations of Florida Rock and to achieve the anticipated cost savings and operational synergies; the possibility that business may suffer because management’s attention is diverted to integration concerns; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

RESULTS OF OPERATIONS
In the discussion that follows, continuing operations consist solely of our Construction Materials business, which is organized into three reportable segments: Aggregates; Asphalt mix and Concrete; and Cement. The results of operations discussed below exclude Florida Rock for the first quarter of 2007 as the acquisition was not completed until November 16, 2007. Discontinued operations, which consist of our former Chemicals business, are discussed separately. In the discussion that follows, segment revenue at the product line level includes intersegment sales. Net sales and cost of goods sold exclude intersegment sales and delivery revenues and costs. This presentation is consistent with the basis on which management reviews results of operations.
First Quarter 2008 as Compared to First Quarter 2007
Consolidated net sales were $771.8 million during the first quarter of 2008 as compared to $630.2 million in the prior year. First quarter net earnings per diluted share were $0.13 in 2008 as compared to $0.91 in 2007. First quarter 2008 volumes were adversely affected by the continuing sharp downturn in residential construction and less favorable weather in certain of our markets. Continued growth in construction activity related to major industrial projects in Texas and along the Gulf Coast mitigated some of this weakness. Pricing for our products remained resilient and helped offset higher energy-related costs and higher noncash charges for depreciation, depletion and amortization, as well as increased interest expense. In addition, 2007 results included $0.26 per diluted share referable to a gain on sale of real estate in California.
Continuing Operations:
Aggregates segment revenues improved to $536.1 million in the first quarter of 2008 as compared to $510.6 million in the first quarter of 2007, as the effects of improved pricing and the inclusion of aggregates sales from former Florida Rock operations more than offset the effects of lower volumes from legacy operations. Total aggregates shipments declined 4% compared to the first quarter of 2007. The average sales price for aggregates increased approximately 9%. Gross profit for the Aggregates segment was $126.9 million in the first quarter of 2008 as compared to $147.4 million in the same period last year. The decrease in gross profit was due primarily to the decline in legacy shipments and sharply higher costs for diesel fuel. Cost reduction efforts softened the impact of sharp cost increases for energy and the effects of significant declines in production levels.
Asphalt mix and Concrete segment revenues increased $120.7 million to $266.6 million in the first quarter of 2008 compared to $145.9 million in the first quarter of 2007. Shipments of asphalt mix declined approximately 7% while concrete shipments increased due to the addition of Florida Rock operations. Gross profit in the first quarter for the Asphalt mix and Concrete segment increased to $20.1 million in 2008 as compared to $19.8 million in 2007. Asphalt earnings decreased due principally to increased costs for liquid asphalt and internally-supplied aggregates, as well as the effects of lower sales volumes. Concrete earnings increased as the impact of the addition of Florida Rock operations more than offset the effects of higher costs for cement and internally-supplied aggregates.
Revenues and gross profit for the Cement segment in 2008 were $31.1 million and $7.5 million, respectively. There were no comparable revenues or earnings in 2007.
Selling, administrative and general expenses increased $18.2 million quarter-over-quarter, as a $2.5 million or 3% decrease in our legacy Vulcan selling, administrative and general expenses was offset by the effect of the addition of the Florida Rock businesses.

Operating earnings were $66.8 million for the first quarter of 2008 compared to $137.1 million in the prior year. Unit costs for diesel fuel increased 53% from the prior year and lowered operating earnings approximately $12.0 million before taxes. Additionally, last year’s first quarter includes a $43.8 million gain referable to the sale of real estate in California.
Interest expense increased $36.8 million. The increase is attributable primarily to debt incurred in connection with the acquisition of Florida Rock.
Our effective tax rate from continuing operations during the first quarter of 2008 was 32.1% was down 0.7% from the 32.8% effective rate during the first quarter of 2007. The decrease results primarily from a greater favorable effect of statutory depletion.
Discontinued Operations:
First quarter pretax losses from discontinued operations were $0.9 million in 2008 and $0.8 million in 2007. The pretax losses primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and ready access to the capital markets, to fund business requirements in the future including debt service obligations, cash contractual obligations, capital expenditures, dividend payments, share purchases and potential future acquisitions.
Cash Flows
Net cash provided by operating activities decreased to $32.3 million during the three months ended March 31, 2008 as compared to $98.1 million during the same period in 2007. The decrease in cash from operating activities resulted primarily from a decrease in net earnings as well as increases to certain working capital and other assets, including accounts receivable, inventories and current deferred taxes. These factors were partially offset by an increase in noncash expenses related to depreciation, depletion, accretion and amortization.
Investing activities used $126.7 million in cash during the three months ended March 31, 2008 as compared to $120.5 million during the same period in 2007. The $6.2 million change in investing cash flows results mostly from a decrease in proceeds from the sale of property, plant and equipment which include in 2007 approximately $46.0 million in cash received from the sale of real estate in California. Partially offsetting the decrease in such proceeds was cash received from a loan against the cash surrender value of life insurance polices acquired in the Florida Rock transaction.
Net cash provided by financing activities increased to $110.5 million during the three months ended March 31, 2008 as compared to $37.1 million during the same period in 2007. The $73.4 million change resulted primarily from an increase in net short-term borrowings and $55.1 million in proceeds from the issuance of common stock, partially offset by decreases in cash proceeds and excess tax benefits related to stock option exercises and shares issued under our long-term incentive plans. The common stock was issued in connection with the acquisition of an aggregates production facility in Illinois.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled $(1,455.3) million at March 31, 2008, a decrease of $84.3 million from the $(1,371.0) level at December 31, 2007 and a decrease of $1,694.7 million from the $239.4 million level at March 31, 2007. The decrease over the three month period ended March 31, 2008 resulted primarily from an increase in short-term borrowings. The decrease over the twelve month period ended March 31, 2008 resulted primarily from an increase in short-term borrowings used to fund the acquisition of Florida Rock. The effect of the increase in short-term borrowings on working capital was partially offset by an increase in current assets largely attributable to the Florida Rock acquisition.

Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2008	2007	2007
Short-term investments:
Cash equivalents	$51,023	$32,981	$69,960

Total short-term investments	$51,023	$32,981	$69,960

Short-term borrowings:
Bank borrowings	$1,401,300	$1,260,500	$14,500
Commercial paper	791,389	831,000	225,900

Total short-term borrowings	$2,192,689	$2,091,500	$240,400

Net short-term borrowings	$(2,141,666)	$(2,058,519)	$(170,440)

Short-term borrowings outstanding as of March 31, 2008 of $2,192.7 million consisted of $1,401.3 million of bank borrowings having maturities ranging from 1 to 28 days, interest rates ranging from 2.91% to 3.48% and a weighted-average interest rate of 3.09% and $791.4 million of commercial paper having maturities ranging from 1 to 18 days, interest rates ranging from 3.05% to 3.50% and a weighted-average interest rate of 3.34%. Short-term borrowings outstanding as of December 31, 2007 of $2,091.5 million consisted of $1,260.5 million of bank borrowings having maturities ranging from 2 to 22 days, interest rates ranging from 4.80% to 5.25% and a weighted-average interest rate of 4.88% and $831.0 million of commercial paper having maturities ranging from 2 to 28 days, interest rates ranging from 4.85% to 5.50% and a weighted-average interest rate of 4.92%. We plan to issue $600.0 million to $800.0 million of long-term debt in 2008. Until that time, we plan to continue to utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. The $240.4 million of short-term borrowings outstanding as of March 31, 2007 consisted of $14.5 million of bank borrowings at 5.545% that matured April 2007 and $225.9 million of commercial paper having maturities ranging from 2 to 5 days and interest rates raging from 5.35% to 5.50%. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $2,805.0 million were maintained at March 31, 2008, of which $1,285.0 million expires November 14, 2008, $20.0 million expires January 28, 2009 and $1,500.0 million expires November 16, 2012. Of the $1,285.0 million expiring November 14, 2008, we expect to renew $500.0 million. As of March 31, 2008, $1,401.3 million of the lines of credit was drawn. Interest rates are determined at the time of borrowing based on current market conditions. As of March 31, 2008, our commercial paper was rated A-2 and P-2 by Standard & Poor’s and Moody’s Investors Services, Inc. (Moody’s), respectively. Standard & Poor’s has assigned a stable outlook to our commercial paper rating while Moody’s has assigned a negative outlook.
At March 31, 2008, we had open forward starting interest rate swap agreements with a combined notional amount of $600 million, a termination date of August 29, 2008 and a fair value equal to a liability of $68.1 million. These swap agreements have been designated as cash flow hedges against the variability of future interest payments attributable to changes in interest rates on $600 million of the aforementioned fixed rate debt we expect to issue during 2008. On the date these swaps terminate, either by their terms or earlier if we choose to issue the related fixed rate debt prior to August 29, 2008, they will be settled in cash for their fair value at the time. If these swaps are in a net liability position when terminated, we expect to fund their cash settlement with proceeds from the issuance of the related long-term debt.

Current Maturities
Current maturities of long-term debt are summarized below (in thousands of dollars):

	Mar. 31	Dec. 31	Mar. 31
	2008	2007	2007
Private placement notes	$33,000	$33,000	$—
Other notes	1,834	2,181	727

Total	$34,834	$35,181	$727

Maturity dates for our $34.8 million of current maturities as of March 31, 2008 are as follows: December 2008 — $33.0, October 2008 — $1.3 million and various dates for the remaining $0.5 million. We expect to retire this debt using available cash or by issuing commercial paper.
Debt and Capital
The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	Mar. 31	Dec. 31	Mar. 31
	2008	2007	2007
Debt:
Current maturities of long-term debt	$34,834	$35,181	$727
Short-term borrowings	2,192,689	2,091,500	240,400
Long-term debt	1,529,672	1,529,828	321,503

Total debt	$3,757,195	$3,656,509	$562,630

Capital:
Total debt	$3,757,195	$3,656,509	$562,630
Shareholders’ equity	3,747,019	3,759,600	2,094,556

Total capital	$7,504,214	$7,416,109	$2,657,186

Total debt as a percentage of total capital	50.1%	49.3%	21.2%
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. In the future, our total debt as a percentage of total capital will depend upon specific investment and financing decisions. As a result of our financing to fund the November 2007 Florida Rock acquisition, our total debt as a percentage of total capital increased for the two subsequent periods above. We intend to maintain an investment grade rating and expect our operating cash flows will enable us to reduce our total debt as a percentage of total capital to a target range of 35% to 40% within three years of the acquisition, in line with our historic capital structure targets. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.
As of March 31, 2008, Standard & Poor’s and Moody’s rated our public long-term debt at the A- and A3 level, respectively. Standard & Poor’s has assigned a stable outlook to our long-term debt rating while Moody’s has assigned a negative outlook.
Cash Contractual Obligations
Our obligation to make future payments under contracts is outlined in our most recent Annual Report on Form 10-K.

Standby Letters of Credit
We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue standby letters of credit to back our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit are renewable annually at the option of the beneficiary.
Our standby letters of credit as of March 31, 2008 are summarized in the table below (in thousands of dollars):

Amount
Risk management requirement for insurance claims	$45,034
Payment surety required by utilities	443
Contractual reclamation/restoration requirements	52,418
Financing requirement for industrial revenue bond	14,230

Total standby letters of credit[1]	$112,125

[1]	Substantially all of the standby letters of credit have a one-year term and are renewable annually
Risks and Uncertainties
Our most recent Annual Report on Form 10-K discusses the risks and uncertainties of our business. We continue to evaluate our exposure to all operating risks on an ongoing basis.

CRITICAL ACCOUNTING POLICIES
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 (Form 10-K). The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K and the aforementioned Current Report on Form 8-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

INVESTOR ACCESS TO COMPANY FILINGS
We make available free of charge on our website, vulcanmaterials.com, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as all Forms 3, 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database, at sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, at no charge, by writing to:
Jerry F. Perkins Jr.
Secretary
Vulcan Materials Company
1200 Urban Center Drive
Birmingham, Alabama 35242

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we may utilize derivative financial instruments.
We are exposed to interest rate risk due to our various long-term debt instruments. At times, we use interest rate swap agreements to manage this risk. In December 2007, we issued $325 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $325 million. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum from the counterparty. We have designated this interest rate swap agreement as a cash flow hedge of the interest payments on the $325 million of 3-year floating rate notes. The interest rate swap agreement is scheduled to terminate December 15, 2010, coinciding with the maturity of the $325 million of 3-year floating rate notes. The realized gains and losses upon settlement related to this swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. At March 31, 2008, we recognized a liability of $12.0 million equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $7.3 million, net of tax of $4.7 million, equal to the highly effective portion of this swap. At December 31, 2007, we recognized a liability of $1.1 million equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $0.7 million, net of tax of $0.4 million, equal to the highly effective portion of this swap.
Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500 million. The objective of these swap agreements was to hedge against the variability of future interest payments attributable to changes in interest rates on a portion of the then anticipated fixed-rate debt issuance in 2007 to fund the cash portion of the Florida Rock acquisition. We entered into five 5-year swap agreements with a blended swap rate of 5.29% on an aggregate notional amount of $500 million, seven 10-year swap agreements with a blended swap rate of 5.51% on an aggregate notional amount of $750 million and three 30-year swap agreements with a blended swap rate of 5.58% on an aggregate notional amount of $250 million. On December 11, 2007, upon the issuance of the related fixed-rate debt, we terminated and settled for a cash payment of $57.3 million a portion of these forward starting swaps with an aggregate notional amount of $900 million ($300 million 5-year, $350 million 10-year and $250 million 30-year). Pursuant to FAS 133, amounts accumulated in other comprehensive loss totaling $53.4 million as of March 31, 2008 related to the effective portion of these cash flow hedges will be amortized to interest expense over the remaining term of the related debt.
The remaining forward starting swaps were extended to August 29, 2008, and are composed of two 5-year swap agreements with a blended swap rate of 5.71% on an aggregate notional amount of $200 million and four 10-year swap agreements with a blended swap rate of 5.65% on an aggregate notional amount of $400 million. These remaining forward starting swap agreements have been designated as cash flow hedges against the variability of future interest payments attributable to changes in interest rates on anticipated fixed-rate long-term debt to be issued during 2008. At March 31, 2008, we recognized a liability of $68.1 million equal to the fair value of these swaps (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $37.8 million, net of tax of $24.8 million, equal to the effective portion of these swaps. At December 31, 2007, we recognized a liability of $41.3 million equal to the fair value of these swaps (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $22.7 million, net of tax of $14.9 million, equal to the highly effective portion of these swaps.
We are exposed to market risk for changes in LIBOR as a result of the interest rate swap agreements. A decline in interest rates of 0.75% would result in a charge to other comprehensive loss, net of tax, of approximately $24.7 million. An increase in interest rates of 0.75% would result in a credit to other comprehensive income, net of tax, of approximately $23.2 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At March 31, 2008, the estimated fair market value of our long-term debt instruments including current maturities was $1,580.7 million as compared to a book value of $1,564.5 million. The effect of a decline in interest rates of 1% would increase the fair market value of our liability by approximately $77.2 million.
We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for high-quality bonds, the expected return on plan assets, the rate of compensation increase for salaried employees and the rate of increase in the per capita cost of covered healthcare benefits. The impact of a change in these assumptions on our annual pension and other postretirement benefits costs is discussed in our most recent Annual Report on Form 10-K.

Item 4.	Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d — 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We completed the acquisition of Florida Rock Industries, Inc. (Florida Rock) on November 16, 2007. We consider the transaction to be material to our results of operations, cash flows and financial position for the three months ended March 31, 2008, and believe that the internal controls and procedures of Florida Rock have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Florida Rock into our system of internal controls. At March 31, 2008, and for the period from January 1 through March 31, 2008, total assets and total revenues subject to Florida Rock’s internal control over financial reporting represented 18% and 23% of our consolidated total assets and total revenues, respectively. We are extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Florida Rock. We will report on our assessment of our combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business acquisitions.
No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the first quarter of 2008, except for the continuing changes in the internal controls over financial reporting of Florida Rock that are expected to be reviewed, evaluated and reported upon by our management later in 2008 as described above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in the earlier disclosure remains outstanding.
On October 12, 2007, we reached an agreement with the city of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered by insurance for all losses in excess of deductible amounts.
Although the Company’s $20 million settlement resolved all claims against Vulcan by the City of Modesto, certain ancillary claims related to this matter remain unresolved. Such an ancillary claim includes the litigation filed against the Company by RR Street and Company and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of Vulcan perchloroethylene, and, also a defendant in the Modesto, Halford’s, and Garcia litigation alleges that Vulcan owes Street, and its insurer, National Union, a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to pay contribution to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. At this time we cannot determine the likelihood or reasonably estimate a range of loss resulting from any claims asserted by Street or National Union.
We have also recently been named as a defendant in the matter of Garcia v. Dow Chemical Company, et al., filed in Modesto, Stanislaus County, California. This is a wrongful death action that generally alleges the water supply and environment in the city of Modesto were contaminated with toxic chlorinated solvents by the defendants, including Vulcan, and that Ms. Garcia was “hurt and injured in her health” as a result of exposure to said solvents. Ms. Garcia died in December 2004.
We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of April 3, 2008, the number of suits totaled 88 involving an aggregate of 554 plaintiffs. There are 51 pending suits with 495 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed until discovery issues are resolved. The balance of the suits have been brought in California, Florida and Louisiana. We are seeking dismissal of all suits on the grounds that plaintiffs were not exposed to our product. To date we have been successful in getting dismissals from cases involving approximately 17,000 plaintiffs with little or no payments made in settlement.
In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook quarry operations that will further damage the road. The court in this case recently granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing. The court has indicated a trial will be set in 2009.
Although the ultimate outcome of these matters is uncertain, it is our opinion that the disposition of these described lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits
Exhibit 31(a) — Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(b) — Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(a) — Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(b) — Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VULCAN MATERIALS COMPANY
Date May 7, 2008

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer