Form 10-Q
period 2008-06-30
Vulcan Materials CO
filed 2008-08-06
CIK 1396009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33841
VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	20-8579133
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

1200 Urban Center Drive, Birmingham, Alabama	35242
(Address of principal executive offices)	(zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at June 30, 2008
Common Stock, $1 Par Value	109,834,181

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company
and Subsidiary Companies
Consolidated Balance Sheets

	(Amounts in thousands)
	June 30	December 31	June 30
(Condensed and unaudited)	2008	2007	2007
Assets
Cash and cash equivalents	$151,210	$34,888	$34,593
Accounts and notes receivable:
Accounts and notes receivable, gross	530,759	427,876	464,165
Less: Allowance for doubtful accounts	(7,456)	(6,015)	(3,246)

Accounts and notes receivable, net	523,303	421,861	460,919
Inventories:
Finished products	309,868	286,591	251,486
Raw materials	29,009	28,330	11,803
Products in process	3,113	4,115	2,494
Operating supplies and other	41,510	37,282	20,329

Inventories	383,500	356,318	286,112
Deferred income taxes	62,074	44,210	18,531
Prepaid expenses	19,392	40,177	14,711
Assets held for sale	—	259,775	—

Total current assets	1,139,479	1,157,229	814,866
Investments and long-term receivables	24,265	25,445	5,004
Property, plant and equipment:
Property, plant and equipment, cost	6,047,065	5,805,789	4,119,748
Less: Reserve for depr., depl. & amort.	(2,325,181)	(2,185,695)	(2,114,125)

Property, plant and equipment, net	3,721,884	3,620,094	2,005,623
Goodwill	3,895,267	3,789,091	650,205
Other assets	353,587	344,511	213,951

Total assets	$9,134,482	$8,936,370	$3,689,649

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$330,081	$35,181	$727
Short-term borrowings	1,209,500	2,091,500	224,000
Trade payables and accruals	215,835	219,548	161,032
Other current liabilities	178,775	175,649	126,350
Liabilities of assets held for sale	—	6,309	—

Total current liabilities	1,934,191	2,528,187	512,109
Long-term debt	2,183,584	1,529,828	321,365
Deferred income taxes	685,432	671,518	293,199
Other noncurrent liabilities	415,096	446,827	340,386
Minority interest	410	410	—

Total liabilities	5,218,713	5,176,770	1,467,059

Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity:
Common stock, $1 par value	109,834	108,234	139,705
Capital in excess of par value	1,702,946	1,607,865	248,153
Retained earnings	2,129,554	2,083,718	3,124,385
Accumulated other comprehensive income (loss)	(26,565)	(40,217)	2,924
Treasury stock at cost	—	—	(1,292,577)

Shareholders’ equity	3,915,769	3,759,600	2,222,590

Total liabilities and shareholders’ equity	$9,134,482	$8,936,370	$3,689,649

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)
Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30		June 30
(Condensed and unaudited)	2008	2007	2008	2007
Net sales	$965,957	$807,818	$1,737,718	$1,438,005
Delivery revenues	55,594	71,026	101,172	128,026

Total revenues	1,021,551	878,844	1,838,890	1,566,031

Cost of goods sold	720,731	522,585	1,338,042	985,577
Delivery costs	55,594	71,026	101,172	128,026

Cost of revenues	776,325	593,611	1,439,214	1,113,603

Gross profit	245,226	285,233	399,676	452,428
Selling, administrative and general expenses	84,781	71,308	177,357	145,710
Gain on sale of property, plant & equipment and businesses, net	80,498	4,852	84,443	51,239
Other operating expense, net	2,613	1,544	1,817	3,578
Minority interest in losses of a consolidated subsidiary	139	—	283	—

Operating earnings	238,469	217,233	305,228	354,379

Other income (expense), net	3,444	(113)	792	1,089
Interest income	997	1,117	1,669	2,440
Interest expense	38,193	8,091	81,652	14,726

Earnings from continuing operations before income taxes	204,717	210,146	226,037	343,182
Provision for income taxes	63,492	66,465	70,327	110,162

Earnings from continuing operations	141,225	143,681	155,710	233,020
Discontinued operations (Note 3):
Loss from results of discontinued operations	(784)	(2,787)	(1,704)	(3,564)
Income tax benefit	314	1,117	682	1,429

Loss on discontinued operations, net of tax	(470)	(1,670)	(1,022)	(2,135)

Net earnings	$140,755	$142,011	$154,688	$230,885

Basic earnings (loss) per share:
Earnings from continuing operations	$1.28	$1.50	$1.42	$2.44
Discontinued operations	—	(0.01)	—	(0.02)

Net earnings per share	$1.28	$1.49	$1.42	$2.42

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.27	$1.46	$1.41	$2.38
Discontinued operations	—	(0.01)	(0.01)	(0.02)

Net earnings per share	$1.27	$1.45	$1.40	$2.36

Weighted-average common shares outstanding:
Basic	109,922	95,578	109,286	95,376
Assuming dilution	111,117	98,157	110,515	98,023

Cash dividends declared per share of common stock	$0.49	$0.46	$0.98	$0.92
Depreciation, depletion, accretion and amortization from continuing operations	$96,919	$63,903	$192,775	$124,705
Effective tax rate from continuing operations	31.0%	31.6%	31.1%	32.1%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Consolidated Statements of Cash Flows

	(Amounts in thousands)
	Six Months Ended
	June 30
(Condensed and unaudited)	2008	2007
Operating Activities
Net earnings	$154,688	$230,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	192,775	124,705
Net gain on sale of property, plant & equipment and businesses	(84,443)	(51,239)
Contributions to pension plans	(1,593)	(584)
Share-based compensation	9,169	8,282
Increase in assets before initial effects of business acquisitions and dispositions	(81,985)	(113,828)
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions	(623)	19,570
Other, net	(6,566)	148

Net cash provided by operating activities	181,422	217,939

Investing Activities
Purchases of property, plant and equipment	(246,027)	(234,800)
Proceeds from sale of property, plant & equipment	13,576	55,492
Proceeds from sale of businesses	225,783	8,418
Payment for businesses acquired, net of acquired cash	(79,822)	(58,861)
Decrease in investments and long-term receivables	578	1,660
Proceeds from loan on life insurance policies	28,646	—
Withdrawal from nonconsolidated companies, net	469	—
Other, net	4,430	718

Net cash used for investing activities	(52,367)	(227,373)

Financing Activities
Net short-term borrowings (payments)	(882,000)	25,100
Payment of short-term debt and current maturities	(483)	(367)
Proceeds from issuance of long-term debt, net of discounts	949,078	—
Debt issuance cost	(5,633)	—
Settlements of forward starting swaps	(32,474)	—
Purchases of common stock	—	(4,800)
Proceeds from issuance of common stock	55,072	—
Dividends paid	(106,976)	(87,610)
Proceeds from exercise of stock options	6,850	32,963
Excess tax benefits from share-based compensation	3,605	23,511
Other, net	228	—

Net cash used for financing activities	(12,733)	(11,203)

Net increase (decrease) in cash and cash equivalents	116,322	(20,637)
Cash and cash equivalents at beginning of year	34,888	55,230

Cash and cash equivalents at end of period	$151,210	$34,593

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

On November 16, 2007, we acquired 100% of the outstanding common stock of Florida Rock Industries Inc. (Florida Rock). Accordingly, the financial position, results of operations and cash flows for Florida Rock operations are reflected in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 and the Condensed Consolidated Statements of Earnings and Cash Flows for the three and six months ended June 30, 2008.

Due to the 2005 sale of our Chemicals business, as presented in Note 3, the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

2.	Accounting Changes

FAS 157 — On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157) with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2 (FSP FAS 157-2). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 for financial assets and liabilities had no effect on our financial position, results of operations or cash flows. See Note 7 for disclosures related to financial assets and liabilities pursuant to the requirements of FAS 157. We will adopt FAS 157 for nonfinancial assets and liabilities on January 1, 2009, and currently are evaluating the impact such adoption will have on our financial statements.

FAS 158 — On January 1, 2008, we adopted the measurement date provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). In addition to the recognition provisions (which we adopted December 31, 2006), FAS 158 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement is effective for fiscal years ending after December 15, 2008. Upon adopting the measurement date provision, we remeasured plan assets and benefit obligations as of January 1, 2008, pursuant to the transition requirements of FAS 158. The transition adjustment resulted in an increase to noncurrent assets of $15,011,000, an increase to noncurrent liabilities of $2,238,000, an increase to deferred tax liabilities of $5,104,000, a decrease to retained earnings of $1,312,000 and a credit to accumulated other comprehensive income, net of tax, of $8,981,000.

3.	Discontinued Operations

In June 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. These assets consisted primarily of chloralkali facilities in Wichita, Kansas; Geismar, Louisiana and Port Edwards, Wisconsin; and the facilities of our Chloralkali joint venture located in Geismar. Basic Chemicals also assumed certain liabilities relating to the Chemicals business, including the obligation to monitor and remediate hazardous materials at or from the Wichita, Geismar and Port Edwards plant facilities. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business.

In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214,000,000 and agreed to make contingent cash payments under two separate earn-out agreements. Concurrent with the sale transaction, we acquired the minority partner’s 49% interest in the joint venture for an initial cash payment of $62,701,000, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of $151,299,000 were subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In 2006 we received additional cash proceeds of $10,202,000 related to adjustments for the actual working capital balance at the closing date.

Basic Chemicals has completed payments under one of the earn-out agreements and is required to make additional payments under a separate earn-out agreement subject to certain conditions. The first earn-out agreement was based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and was capped at $150,000,000 (ECU earn-out or ECU derivative). During 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. The ECU earn-out was accounted for as a derivative instrument; accordingly, it was reported at fair value. Changes to the fair value of the ECU derivative were recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, “Classification and Disclosure of Contingencies Relating to Discontinued Operations” (SAB Topic 5:Z:5). Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount is shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume.

The carrying amounts of the ECU and 5CP earn-outs are reflected in accounts and notes receivable and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The carrying amount of the ECU earn-out as of June 30, 2007 was $22,141,000 (classified entirely as current). During 2007, we recognized gains related to changes in the fair value of the ECU earn-out of $1,929,000 (which was reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the six months ended June 30, 2007).

In March 2008, we received a payment of $10,014,000 under the 5CP earn-out related to the year ended December 31, 2007. During 2007, we received a payment of $8,418,000 related to the year ended December 31, 2006. The carrying amount of the 5CP earn-out was as follows: June 30, 2008 — $10,814,000 (of which $9,737,000 was current), December 31, 2007 — $20,828,000 (of which $8,799,000 was current) and June 30, 2007 — $20,828,000 (of which $8,895,000 was current).

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

We potentially are liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Amounts due would be payable annually based on the prior year’s results. Based on our current estimate of 2008 results, the 2009 payout is projected to be $500,000. As such, we have accrued $250,000 as of June 30, 2008, representing the prorata portion of the estimated 2009 payout. Future expense, if any, is dependent upon our receiving sufficient cash receipts under the remaining earn-out and will be accrued in the period the bonus is earned, the year prior to payment.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.

There were no net sales or revenues from discontinued operations during the six month periods ended June 30, 2008 or June 30, 2007. Pretax losses from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Pretax loss	$(784)	$(2,787)	$(1,704)	$(3,564)
The pretax losses primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses. Additionally, the three and six month pretax losses for 2008 include $250,000 related to the cash transaction bonus as noted above.

4.	Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Weighted-average common shares outstanding	109,922	95,578	109,286	95,376
Dilutive effect of:
Stock options	991	2,136	993	2,177
Other	204	443	236	470

Weighted-average common shares outstanding, assuming dilution	111,117	98,157	110,515	98,023

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Antidilutive common stock equivalents	804	407	804	407
5.	Income Taxes

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

The 2008 second quarter effective tax rate from continuing operations of 31.0% was down 0.6% from the 31.6% 2007 second quarter rate. The effective tax rate from continuing operations for the six months ended June 30, 2008 was 31.1%, down from the 32.1% rate during the same period of 2007. Both of these decreases result primarily from a greater favorable effect of statutory depletion.

6.	Derivative Instruments

We periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on commodity energy sources consistent with our risk management policies.

In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum from the counterparty. We have designated this interest rate swap agreement as a cash flow hedge of the interest payments on the $325,000,000 of 3-year floating rate notes. The interest rate swap agreement is scheduled to terminate December 15, 2010, coinciding with the maturity of the $325,000,000 of 3-year floating rate notes. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. At June 30, 2008, we recognized a liability of $2,788,000 equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $1,685,000, net of tax of $1,103,000, equal to the highly effective portion of this swap. At December 31, 2007, we recognized a liability of $1,099,000 equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $664,000, net of tax of $435,000, equal to the highly effective portion of this swap.

Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500,000,000. The objective of these swap agreements was to hedge against the variability of future interest payments attributable to changes in interest rates on a portion of the then anticipated fixed-rate debt issuance in 2007 to fund the cash portion of the Florida Rock acquisition. We entered into five 5-year swap agreements with a blended swap rate of 5.29% on an aggregate notional amount of $500,000,000, seven 10-year swap agreements with a blended swap rate of 5.51% on an aggregate notional amount of $750,000,000 and three 30-year swap agreements with a blended swap rate of 5.58% on an aggregate notional amount of $250,000,000. On December 11, 2007, upon the issuance of the related fixed-rate debt, we terminated and settled for a cash payment of $57,303,000 a portion of these forward starting swaps with an aggregate notional amount of $900,000,000 ($300,000,000 5-year, $350,000,000 10-year and $250,000,000 30-year). Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), amounts accumulated in other comprehensive loss totaling $31,738,000, net of tax of $20,791,000, as of June 30, 2008 related to the effective portion of these cash flow hedges will be amortized to interest expense over the remaining term of the related debt.

In December 2007, the remaining forward starting swaps were extended to August 29, 2008, and were composed of two 5-year swap agreements with a blended swap rate of 5.71% on an aggregate notional amount of $200,000,000 and four 10-year swap agreements with a blended swap rate of 5.65% on an aggregate notional amount of $400,000,000. These remaining forward starting swap agreements were designated as cash flow hedges against the variability of future interest payments attributable to changes in interest rates on the then anticipated fixed-rate long-term debt to be issued during 2008. On June 20, 2008, upon the issuance of $650,000,000 of related fixed-rate debt, we terminated and settled for a cash payment of $32,474,000 the remaining forward starting swaps. Pursuant to FAS 133, amounts accumulated in other comprehensive loss totaling $18,618,000, net of tax of $12,197,000, as of June 30, 2008 related to the effective portion of these cash flow hedges will be amortized to interest expense over the remaining term of the related debt. At December 31, 2007, we recognized a liability of $41,312,000 equal to the fair value of these swaps (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $22,711,000, net of tax of $14,867,000, equal to the highly effective portion of these swaps.

During the six months ended June 30, 2008, we recognized a gain of $2,169,000 (included in other income (expense), net) due to hedge ineffectiveness related to the forward-starting interest rate swap agreements. There was no impact to earnings due to hedge ineffectiveness during the six months ended June 30, 2007.

In connection with the sale of our Chemicals business, we entered into an earn-out agreement that required the purchaser, Basic Chemicals, to make payments capped at $150,000,000 based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. We did not designate the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value were recognized in current earnings. Further, pursuant to SAB Topic 5:Z:5, changes in fair value were recognized in continuing operations. During the third quarter of 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. During the three and six month periods ended June 30, 2007, we recorded gains referable to the ECU earn-out of $1,229,000 and $1,929,000, respectively, which are reflected in other income, net of other charges, in our accompanying Condensed Consolidated Statements of Earnings.

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
The following table presents a summary of our financial assets and liabilities as of June 30, 2008 that are subject to fair value measurement on a recurring basis (in thousands of dollars):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivative	$32	$—	$32	$—
Interest rate derivative	(2,788)	—	(2,788)	—

Net liability	$(2,756)	$—	$(2,756)	$—

The foreign currency derivative consists of a forward foreign currency exchange contract and is measured at fair value based on the foreign currency spot rate from an actively quoted market. The interest rate derivative consists of an interest rate swap agreement as more fully described in Note 6, and is measured at fair value based on the prevailing market interest rate as of the measurement date.

8.	Comprehensive Income (Loss)

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income (loss). Total comprehensive income (loss) comprises the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net earnings	$140,755	$142,011	$154,688	$230,885
Other comprehensive income:
Fair value adjustments to cash flow hedges, net of tax	24,100	6,669	2,006	6,703
Reclassification adjustment for cash flow hedge amounts included in net earnings, net of tax	1,181	—	2,304	—
Amortization of pension and post- retirement plan actuarial loss and prior service cost, net of tax	34	645	361	1,174

Total comprehensive income	$166,070	$149,325	$159,359	$238,762

Amounts accumulated in other comprehensive income (loss), net of tax, are as follows (in thousands of dollars):

	June 30	Dec 31	June 30
	2008	2007	2007
Cash flow hedges	$(51,537)	$(55,847)	$6,778
Pension and postretirement plans	24,972	15,630	(3,854)

Accumulated other comprehensive income (loss)	$(26,565)	$(40,217)	$2,924

9.	Shareholders’ Equity

During the first quarter of 2008, we issued 798,859 shares of common stock in connection with the acquisition of substantially all the assets of Elmer Larson, LLC and certain assets of MSJ Larson, Inc., including specifically an aggregates production facility located in DeKalb County, Illinois. We originally issued the shares to an exchange accommodation titleholder (selling shareholder) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholder assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholder in order to fund its obligation. The selling shareholder qualifies as a variable interest entity under the provisions of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” for which we are the primary beneficiary. Accordingly, we have consolidated the financial position, results of operations and cash flows of the selling shareholder for the period ended June 30, 2008, which principally consist of the receipt of net cash proceeds from the issuance of shares of $55,072,000 and the acquisition noted above for a cash payment of $56,560,000, including acquisition costs and net of acquired cash.

During the second quarter of 2008, we issued 352,779 shares of common stock in connection with the acquisition of an aggregates production facility in California from Webber-Plyley, Inc.

On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of June 30, 2008, 3,411,416 shares remained under the current authorization.

The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Shares purchased:
Number	—	—	—	44,123
Total cost (thousands)	$—	$—	$—	$4,800
Average cost	$—	$—	$—	$108.78

	June 30	Dec. 31	June 30
	2008	2007	2007
Shares in treasury at period end:
Number	—	—	44,154,588
Average cost	$—	$—	$29.27

All shares purchased in the six months ended June 30, 2007 were purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans.

10.	Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
PENSION BENEFITS	2008	2007	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$4,096	$5,172	$9,583	$10,344
Interest cost	9,322	8,646	19,951	17,292
Expected return on plan assets	(12,980)	(11,607)	(25,958)	(23,214)
Amortization of prior service cost	115	189	230	378
Amortization of actuarial (gain) loss	(106)	455	280	911

Net periodic pension benefit cost	$447	$2,855	$4,086	$5,711

	Three Months Ended		Six Months Ended
	June 30		June 30
OTHER POSTRETIREMENT BENEFITS	2008	2007	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$1,306	$1,133	$2,612	$2,267
Interest cost	1,727	1,398	3,455	2,796
Amortization of prior service credit	(210)	(42)	(420)	(84)
Amortization of actuarial loss	255	253	510	506

Net periodic postretirement benefit cost	$3,078	$2,742	$6,157	$5,485

The net periodic benefit costs for pension plans during the three and six months ended June 30, 2008 include pretax reclassifications from other comprehensive income totaling $9,000 and $510,000, respectively. The net periodic benefit costs for pension plans during the three and six months ended June 30, 2007 include pretax reclassifications from other comprehensive income totaling $644,000 and $1,289,000, respectively. The decrease in net periodic benefit costs for pension plans during the second quarter of 2008 compared with the first quarter of 2008 results from a change in estimated annual net periodic benefit costs. The 2008 annual expense estimates were not completed until the second quarter due principally to the incorporation of Florida Rock employees and plans into these estimates. During the six months ended June 30, 2008 and 2007, contributions of $1,593,000 and $584,000, respectively, were made to our pension plans.

The net periodic benefit costs for postretirement plans during the three and six months ended June 30, 2008 include pretax reclassifications from other comprehensive income totaling $45,000 and $90,000, respectively. The net periodic benefit costs for postretirement plans during the three and six months ended June 30, 2007 include pretax reclassifications from other comprehensive income totaling $211,000 and $422,000, respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs and actuarial losses.

11.	Credit Facilities, Short-term Borrowings and Long-term Debt

Short-term borrowings are summarized as follows (in thousands of dollars):

	June 30	Dec. 31	June 30
	2008	2007	2007
Bank borrowings	$1,209,500	$1,260,500	$14,000
Commercial paper	—	831,000	210,000

Total short-term borrowings	$1,209,500	$2,091,500	$224,000

Bank borrowings:
Maturity	1 to 28 days	2 to 22 days	July 2007
Weighted average interest rate	2.63%	4.88%	5.545%

Commercial paper
Maturity	—	2 to 28 days	2 days
Weighted average interest rate	—	4.92%	5.49%
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.

Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $2,015,000,000 were maintained at June 30, 2008, of which $500,000,000 expires November 14, 2008, $15,000,000 expires January 28, 2009 and $1,500,000,000 expires November 16, 2012. We currently expect to renew the $500,000,000 credit facility expiring November 14, 2008. Upon issuing the $650,000,000 of 5-year and 10-year fixed-rate debt in June 2008, as described below, a credit facility in the amount of $785,000,000 that was set to expire November 14, 2008 was terminated. As of June 30, 2008, $1,209,500,000 of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.

As of June 30, 2008, we have $4,997,000 of secured long-term debt assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.

In June 2008, we issued $650,000,000 of long-term notes in two series (tranches), as follows: $250,000,000 of 5-year 6.30% coupon notes and $400,000,000 of 10-year 7.00% coupon notes. These notes are presented in the table below net of discounts from par in the amounts of $500,000 and $419,000, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements (see Note 6), are 7.47% and 7.86%, respectively.

Additionally, in June 2008 we established a $300,000,000 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of June 30, 2008, the spread was 1.0% above the selected LIBOR option. The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15,000,000 starting in December 2008 and a termination principal payment of $135,000,000 in June 2011.

Long-term debt is summarized as follows (in thousands of dollars):

	June 30	Dec. 31	June 30
	2008	2007	2007
3-year floating loan dated 2008	$300,000	$—	$—
6.30% 5-year notes issued 2008[1]	249,500	—	—
7.00% 10-year notes issued 2008[2]	399,581	—	—
3-year floating notes issued 2007	325,000	325,000	—
5.60% 5-year notes issued 2007[3]	299,518	299,471	—
6.40% 10-year notes issued 2007[4]	349,815	349,808	—
7.15% 30-year notes issued 2007[5]	249,308	249,305	—
6.00% 10-year notes issued 1999	250,000	250,000	250,000
Private placement notes	48,610	48,844	49,090
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	—
Other notes	3,783	4,031	2,002

Total debt excluding short-term borrowings	$2,513,665	$1,565,009	$322,092
Less current maturities of long-term debt	330,081	35,181	727

Total long-term debt	$2,183,584	$1,529,828	$321,365

Estimated fair value of total long-term debt	$2,168,874	$1,548,084	$329,346

[1]	Includes a decrease in valuation for unamortized discounts of $500 thousand as of June 30, 2008. The effective interest rate for these 5-year notes is 7.47%.

[2]	Includes a decrease in valuation for unamortized discounts of $419 thousand as of June 30, 2008. The effective interest rate for these 10-year notes is 7.86%.

[3]	Includes a decrease in valuation for unamortized discounts of $482 thousand and $529 thousand as of June 30, 2008 and December 31, 2007, respectively. The effective interest rate for these 5-year notes is 6.58%.

[4]	Includes a decrease in valuation for unamortized discounts of $185 thousand and $192 thousand as of June 30, 2008 and December 31, 2007, respectively. The effective interest rate for these 10-year notes is 7.39%.

[5]	Includes a decrease in valuation for unamortized discounts of $692 thousand and $695 thousand as of June 30, 2008 and December 31, 2007, respectively. The effective interest rate for these 30-year notes is 8.04%
The estimated fair value amounts of long-term debt presented in the table above have been determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates are based on information available to management as of the respective balance sheet dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 48.8% as of June 30, 2008; 49.3% as of December 31, 2007; and 19.7% as of June 30, 2007.

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

We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the three and six month periods ended June 30, we recognized operating costs related to FAS 143 as follows: 2008 — $5,640,000 and $11,318,000, respectively; and 2007 — $4,674,000 and $9,219,000, respectively. FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our asset retirement obligations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Balance at beginning of period	$131,455	$114,869	$131,383	$114,829
Liabilities incurred	931	10	1,148	184
Liabilities (settled)	(4,757)	(3,262)	(8,220)	(6,347)
Accretion expense	1,610	1,439	3,229	2,878
Revisions up (down)	12,131	(582)	13,830	930

Balance at end of period	$141,370	$112,474	$141,370	$112,474

The increase in the balance at the beginning of the three and six month periods ended June 30, 2008, over the comparable 2007 period beginning balances results primarily to asset retirement obligations added in connection with the acquisition of Florida Rock in November 2007. Upward revisions to our asset retirement obligations during 2008 relate primarily to changes in cost estimates at numerous sites. The increase in cost estimates during the first half of 2008 was largely attributable to rising energy-related costs, including diesel fuel.

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

Our standby letters of credit as of June 30, 2008 are summarized in the table below (in thousands of dollars):

Amount
Risk management requirement for insurance claims	$43,534
Payment surety required by utilities	443
Contractual reclamation/restoration requirements	52,915
Financing requirement for industrial revenue bond	14,230

Total standby letters of credit[1]	$111,122

[1]	Substantially all of the standby letters of credit have a one-year term and are renewable annually
14.	Acquisitions and Divestitures

As a result of the November 2007 Florida Rock acquisition, we entered into a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required us to divest certain Florida Rock and Vulcan assets at nine sites. During the first quarter of 2008, in a transaction with Luck Stone Corporation, we completed the divestiture of two Florida Rock sites, an aggregates production facility and a distribution yard located in Virginia, by exchanging these assets for two aggregates production facilities in Virginia and cash.

During the second quarter of 2008, we completed the required divestitures. In a transaction with Martin Marietta Materials, Inc. (Martin Marietta), we divested four aggregates production facilities and a greenfield (undeveloped) aggregates site located in Georgia, and an aggregates production facility located in Tennessee. In return, we received cash, an aggregates production facility near Sacramento, California, real property with proven and permitted reserves adjacent to one of our aggregates production facilities in San Antonio, Texas, and fee ownership of property at one of our aggregates production facilities in North Carolina that we had previously leased from Martin Marietta. In a separate transaction, we sold our interest in an aggregates production facility in Georgia to The Concrete Company, which had been the joint venture partner with Florida Rock in this operation.

Two of the divested sites included in the transaction with Martin Marietta were owned by Vulcan prior to our acquisition of Florida Rock. Accordingly, during the second quarter of 2008, we recognized a pretax gain of $73,874,000 on the sale of these assets.

In addition to the acquisitions in the aforementioned exchanges, during the six months ended June 30, 2008, we acquired the following assets for approximately $104,463,000 (total cash and stock consideration paid) including acquisition costs and net of acquired cash:
—	an aggregates production facility in Illinois

—	four aggregates production facilities, one asphalt mix plant, a recycling facility and vacant land in California
The acquisition payments reported above exclude contingent consideration not to exceed $3,000,000. Upon resolution of the contingency, distributions to the seller, if any, will be considered additional acquisition cost.

As a result of the acquisitions (including the exchanges), we recognized $29,111,000 of goodwill, all of which is expected to be fully deductible for income tax purposes. The purchase price allocations for these 2008 acquisitions are preliminary and subject to adjustment.

As of December 31, 2007, the assets and related liabilities referable to the sites that we were required to divest under the Final Judgment with the DOJ are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets under two captions: assets held for sale and liabilities of assets held for sale. The major classes of assets and liabilities of assets classified as held for sale were as follows (in thousands of dollars):

Dec. 31
2007
Current assets	$12,417
Property, plant and equipment, net	105,170
Goodwill and intangibles	142,166
Other assets	22

Total assets held for sale	$259,775

Current liabilities	$299
Minority interest	6,010

Total liabilities of assets held for sale	$6,309

15.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the periods presented are summarized below (in thousands of dollars):

		Asphalt mix
	Aggregates	and Concrete	Cement	Total
Goodwill as of June 30, 2007	$558,572	$91,633	$—	$650,205

Goodwill of acquired businesses	2,972,284	—	297,662	3,269,946
Less goodwill classified as assets held for sale	131,060	—	—	131,060

Goodwill as of December 31, 2007	$3,399,796	$91,633	$297,662	$3,789,091

Goodwill of acquired businesses[1]	29,111	—	—	29,111
Purchase price allocation adjustment[2]	77,065	—	—	77,065

Goodwill as of June 30, 2008	$3,505,972	$91,633	$297,662	$3,895,267

[1]	The goodwill of acquired businesses for 2008 relates to the acquisitions listed in Note 14. We are currently evaluating the final purchase price allocations; therefore, the goodwill amount is subject to change. When finalized, the goodwill from these 2008 acquisitions is expected to be fully deductible for income tax purposes.

[2]	The purchase price allocation adjustment relates primarily to the November 16, 2007 acquisition of Florida Rock. Further refinements to our purchase price allocation are likely to be made as valuation analyses and other studies are completed. We expect to complete the purchase price allocation related to the Florida Rock acquisition during the third quarter of 2008, which may result in material adjustments to goodwill.
16.	New Accounting Standards

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
FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We expect to adopt the disclosure requirements of FAS 161 no later than our interim period ending March 31, 2009.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 162 is effective 60 days following SEC approval.

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

Subsequent to our acquisition of Florida Rock, we redefined our operating segments, and as a result, we have three reporting segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. For reporting purposes, we have combined our Asphalt mix and Concrete operating segments into one reporting segment as the products are similar in nature and the businesses exhibit similar economic characteristics, product processes, types and classes of customer, methods of distribution and regulatory environments. We have recast our June 30, 2007 segment disclosure to reflect this change in reportable segments. Management reviews earnings from the product line reporting units principally at the gross profit level.

The majority of our activities are domestic. We sell a relatively small amount of aggregates outside the United States. Transactions between our reportable segments are recorded at prices approximating market levels.

	Three Months Ended		Six Months Ended
Segment Financial Disclosure	June 30		June 30
Amounts in millions	2008	2007	2008	2007
TOTAL REVENUES
Aggregates	$679.3	$652.9	$1,215.3	$1,163.5
Asphalt mix and Concrete	325.4	183.8	592.0	329.7
Cement	29.2	—	60.2	—
Intersegment sales	(67.9)	(28.9)	(129.8)	(55.2)

Total net sales	966.0	807.8	1,737.7	1,438.0
Delivery revenues	55.6	71.0	101.2	128.0

Total revenues	$1,021.6	$878.8	$1,838.9	$1,566.0

GROSS PROFIT
Aggregates	$217.9	$250.9	$344.8	$398.2
Asphalt mix and Concrete	23.2	34.3	43.3	54.2
Cement	4.1	—	11.6	—

Total gross profit	$245.2	$285.2	$399.7	$452.4

18.	Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the six months ended June 30 is summarized below (in thousands of dollars):

	2008	2007
Cash payments:
Interest (exclusive of amount capitalized)	$89,532	$14,904
Income taxes	37,055	61,994
Noncash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	24,834	26,518
Carrying value of noncash assets and liabilities exchanged	42,974	—
Debt issued for purchases of property, plant and equipment	8	10
Proceeds receivable from exercise of stock options	—	216
Fair value of stock issued in business acquisitions	25,023	—
Other noncash transactions	16	—
19.	Other Commitments and Contingencies

We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K, which we believe are material to the development of such proceedings, are described below.

Perchloroethylene Litigation

Modesto Cases:

City of Modesto — On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered by insurance policies purchased by Vulcan, and we are pursuing recovery from these insurers.

R.R. Street Indemnity — Although the Company’s $20 million settlement resolved all claims against Vulcan by the City of Modesto, certain ancillary claims related to this matter remain unresolved. Such an ancillary claim includes the litigation filed against the Company by RR Street and Company and National Union Fire Insurance Company of Pittsburgh, PA, in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan, and, also a defendant in the City of Modesto, Halford’s, and Garcia litigation alleges, that Vulcan owes Street, and its insurer, National Union, a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. At this time we cannot determine the likelihood or reasonably estimate a range of loss resulting from any claims asserted by Street or National Union.

Halford’s — In addition, on or about September 18, 2007, Vulcan was served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division). The underlying action was brought by the United States of America on behalf of the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of hazardous substances at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. Vulcan was sued by the original defendants as a third-party defendant in this action. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

Garcia — We are also a defendant in the matter of Garcia v. Dow Chemical Company, et al., filed in Modesto, Stanislaus County, California. This is a wrongful death action that generally alleges the water supply and environment in the City of Modesto were contaminated with toxic chlorinated solvents by the defendants, including Vulcan, and that Ms. Garcia was “hurt and injured in her health” as a result of exposure to said solvents. Ms. Garcia died in December 2004. This case is in the early stages of discovery. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

Team Enterprises — On June 5, 2008, we were named as a defendant in the matter of Team Enterprises, Inc., v. Century Centers, Ltd., et al., filed in Modesto, Stanislaus County, California. This is an action filed by Team Enterprises as the former operator of a dry cleaners located in Modesto, California. The plaintiff is seeking damages from the defendants associated with the remediation of perchloroethylene from the site of the dry cleaners. The complaint also seeks other damages against the named defendants. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

California Water Service Company:

On June 9, 2008, we were served in the action styled California Water Service Company v. Dow, et al, now pending in the United States District Court for the Northern District of California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perchloroethylene (perc). Our former Chemicals Division produced and sold perc. The plaintiff is seeking compensatory damages, treble damages and punitive damages. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

Sunnyvale, California:

The law firm representing the California Water Service Company in the above-referenced matter also sent a letter dated May 2, 2008 on behalf of the Redevelopment Agency of the City of Sunnyvale, California, claiming that we are a potentially responsible party for one or more suspected releases of perc at the Sunnyvale Town Center Redevelopment Site. No suit has been filed in connection with this matter, and thus, no discovery has been conducted. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

Other Litigation

Florida Lake Belt Litigation:

On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. Gen. Carl A. Stock, et al.) ruled that the mining permit issued for our Miami quarry, which was acquired in the Florida Rock transaction in November 2007, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U. S. Army Corps of Engineers (Corps of Engineers) for further review and consideration. On July 13, 2007, the Court ordered us to cease mining excavation on a large portion of our Miami quarry, effective on July 17, 2007, pending the issuance by the U.S. Army Corps of Engineers of a Supplemental Environmental Impact Statement (SEIS). The order suspended our ability to excavate a substantial amount of reserves at this site. The court based its decision to shut down mining activity at the Miami quarry and two quarries owned by competitors on concern that levels of benzene had been detected in an area of the Biscayne Aquifer known as the Northwest Wellfield, which supplies a significant portion of the water supply to the Miami area. At this time, we do not have any information to indicate that the benzene was produced by our mining activities or that the levels of benzene pose a risk to human health. The District Court decision was appealed to the U. S. Court of Appeals for the Eleventh Circuit, and the Eleventh Circuit has reversed and remanded the case to the District Court. With issuance of the Mandate for the Eleventh Circuit’s ruling on July 1, 2008, we have resumed operations at the Miami Quarry.

Other Matters

On March 13, 2008, the Internal Revenue Service (IRS) issued to one of our subsidiaries an unsigned Notice of Proposed Adjustment, proposing adjustments in federal excise tax liability imposed under Section 4681 of the Internal Revenue Code on the sale or use of ozone-depleting chemicals. The sales were made by our former Chemicals business which was divested in June 2005. As of March 31, 2008, we believed that substantially all of the proposed adjustment was inconsistent with existing law and that meritorious legal defenses were available to us. However, we accrued approximately $48,000 after income taxes related to two particular items included in the Notice of Proposed Adjustment for which we believed a loss was probable. On June 16, 2008, the IRS issued a Revised Notice of Proposed Adjustment in which all but about $30,000 of their proposed adjustment was withdrawn. Furthermore, in a letter dated July 15, 2008, the IRS confirmed that it had accepted the federal excise tax examination report for the tax periods in question, and specifically stated that it did not plan to make any additional changes. The $30,000 revised adjustment plus associated interest and penalty will be charged against the accrual referenced above that was established in the first quarter of 2008. All charges referable to this matter are included in discontinued operations.

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved. We believe the amounts accrued in our financial statements as of June 30, 2008 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. In addition, losses on certain claims and litigation may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS
In the discussion that follows, continuing operations consist solely of our Construction Materials business, which is organized into three reportable segments: Aggregates; Asphalt mix and Concrete; and Cement. The results of operations discussed below exclude Florida Rock for the second quarter of 2007 and year-to-date June 30, 2007 as the acquisition was not completed until November 16, 2007. Discontinued operations, which consist of our former Chemicals businesses, are discussed separately. In the discussion that follows, segment revenue at the product line level includes intersegment sales. Net sales and cost of goods sold exclude intersegment sales and delivery revenues and costs. This presentation is consistent with the basis on which management reviews results of operations.
Second Quarter 2008 Compared with Second Quarter 2007
Second quarter net sales were $966.0 million compared with $807.8 million in the second quarter of 2007. Pricing for our products remained strong and helped to mitigate the earnings effect of lower volumes and higher energy-related costs. The unit price for diesel fuel increased 70% from the prior year’s second quarter reducing net earnings approximately $0.09 per diluted share. The unit price for liquid asphalt increased 60% from the prior year’s second quarter, which reduced net earnings approximately $0.12 per diluted share. Net earnings per diluted share were $1.27 in the second quarter of 2008 compared with $1.45 per diluted share for the second quarter of 2007. The current year’s second quarter results include net earnings per diluted share of $0.34 referable to the sale of quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition.
Continuing Operations:
Aggregates segment revenues increased $26.3 million to $679.2 million in the second quarter of 2008 compared with $652.9 million in the second quarter of 2007, as improved pricing and the inclusion of sales from former Florida Rock aggregates operations offset the effects of lower volumes in most markets. Total aggregates unit shipments declined 6% compared with the second quarter of 2007. The average freight-adjusted unit price for aggregates increased 8%. Gross profit for the Aggregates segment was $217.9 million in the second quarter of 2008 compared with $250.9 million in the same period last year. Improvements in aggregates pricing and the inclusion of earnings from former Florida Rock operations partially offset the earnings effect from the decline in legacy shipments and sharply higher costs for diesel fuel. Most of our geographic markets reported double-digit declines in aggregates volumes except for markets in Texas and along the Central Gulf Coast where sales volumes increased versus the prior year’s second quarter. Due to the lower sales volumes, we reduced inventory levels of aggregates in the second quarter by reducing operating hours. This planned action reduced second quarter earnings but increased cash generation and positions us for improved performance efficiencies going forward. Average total unit cost of sales for aggregates increased from the prior year’s second quarter due mostly to higher energy-related costs, the effects of lower production levels, and the inclusion of former Florida Rock operations, which still have relatively higher production costs. Cost control initiatives in the second quarter improved operating results. Excluding energy-related costs, unit variable production costs in legacy Vulcan aggregates operations were relatively flat while cash fixed costs were approximately 14% lower than in the prior year’s second quarter.
Asphalt mix and Concrete segment revenues increased $141.6 million to $325.4 million in the second quarter of 2008 compared with $183.8 in the second quarter of 2007. Shipments of asphalt mix increased 4% while concrete shipments increased significantly due to the addition of Florida Rock concrete operations. Asphalt mix prices increased approximately 8% from the prior year’s second quarter. Gross profit in the second quarter for the Asphalt mix and Concrete segment decreased 32% to $23.2 million compared with $34.3 million in 2008. Asphalt mix earnings decreased due principally to higher costs for liquid asphalt. Concrete earnings increased as the impact of the addition of Florida Rock concrete operations more than offset the effects of lower volumes from legacy operations.
Revenues and gross profit for the Cement segment in the second quarter of 2008 were $29.2 million and $4.1 million, respectively. There were no comparable revenues or earnings in the prior year’s second quarter. In the current year’s second quarter, cement earnings were negatively affected by a planned maintenance outage.
Selling, administrative and general expenses of $84.8 million increased $13.5 million from the prior year’s second quarter due to the addition of the Florida Rock businesses and a $5.8 million expense for the fair market value of donated real estate. On a comparable basis, our selling, administrative and general expenses in the second quarter were approximately $11.1 million or 16% lower than the second quarter of 2007, primarily as a result of lower employee related costs.
Operating earnings were $238.5 million in the second quarter of 2008 versus $217.2 million in the prior year. The current year’s second quarter results include operating earnings of $73.8 million from the aforementioned gain on sale of two required divestiture sites. Our efforts to control selling, administrative and general expenses and operating costs lessened the earnings impact of lower volumes and the effect of sharp increases in energy-related costs. The increased unit cost for diesel fuel reduced operating earnings $17.2 million in the second quarter.
Interest expense increased $30.1 million from the prior year’s second quarter due primarily to debt incurred for the acquisition of Florida Rock.
Our effective tax rate from continuing operations during the second quarter of 2008 of 31.0% was down 0.6% from the 31.6% effective rate during the second quarter of 2007. The decrease results primarily from a greater favorable effect of statutory depletion.
Earnings from continuing operations were $1.27 per diluted share compared with $1.46 per diluted share in the second quarter of 2007.
Discontinued Operations:
Second quarter pretax losses from discontinued operations were $0.8 million in 2008 and $2.8 million in 2007. The losses primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses. Additionally, the 2008 loss reflects a $250,000 charge for a cash transaction bonus payable to certain key former Chemicals employees.

Year-to-Date Comparisons as of June 30, 2008 and June 30, 2007
First half net sales were $1,737.7 million compared with $1,438.0 million in the first six months of 2007. Volumes in the first six months of 2008 were adversely affected by the continuing sharp downturn in residential construction. Continued growth in construction activity related to major industrial projects in Texas and along the Central Gulf Coast mitigated some of this weakness. Pricing for our products remained strong and helped offset the earnings effect of lower volumes, higher energy-related costs, higher noncash charges for depreciation, depletion and amortization, as well as increased interest expense. The unit cost for diesel fuel and liquid asphalt increased 61% and 45%, respectively, from the prior year’s first half. Net earnings per diluted share were $1.40 for the first six months of 2008 compared with $2.36 per diluted share in the first half of 2007.
Continuing Operations:
Aggregates segment revenues increased $51.8 million to $1,215.3 million in the first six months of 2008 compared with $1,163.5 million in the first half of 2007, as the effect of improved pricing and the inclusion of sales from former Florida Rock aggregates operations more than offset the effect of lower volumes from legacy operations. Total aggregates unit shipments declined 5% compared with the first half of 2007. The average freight-adjusted sales price for aggregates increased approximately 8%. Gross profit for the Aggregates segment was $344.8 million in 2008 compared with $398.2 million in the first half of 2007. Improvements in aggregates pricing and the inclusion of earnings from the former Florida Rock operations partially offset the earnings effects from the decline in legacy shipments and sharply higher unit cost for diesel fuel. Most of our geographic markets reported double-digit declines in aggregates volumes except for markets in Texas and along the Central Gulf Coast where sales volumes increased versus the prior year’s first half.
Asphalt mix and Concrete segment revenues increased $262.3 million to $592.0 million in the first half of 2008 compared with $329.7 in the first half of 2007. Shipments of asphalt mix were flat while concrete shipments increased significantly due to the addition of Florida Rock concrete operations. Asphalt mix prices increased approximately 6% from the prior year’s first half. Gross profit in the first half for the Asphalt mix and Concrete segment decreased 20% to $43.3 million compared with $54.2 million in 2007. Asphalt mix earnings decreased due principally to higher costs for liquid asphalt. Concrete earnings increased as the impact of the addition of Florida Rock concrete operations more than offset effects of the lower volumes from legacy operations.
Revenues and gross profit for the Cement segment in the first half of 2008 were $60.2 million and $11.6 million, respectively. The Cement segment was acquired in November 2007 as part of the Florida Rock acquisition, and therefore, no comparable revenues or earnings were reported in the first half of 2007.
Selling, administrative and general expenses of $177.4 million increased $31.7 from the prior year’s first half due to the addition of Florida Rock businesses and expense related to donations of real estate. On a comparable basis, selling, administrative and general expenses decreased approximately $13.4 million or 9% in the first half compared with the prior year, primarily as a result of lower employee related costs.
Operating earnings were $305.2 million in the first half of 2008 versus $354.4 million in the prior year. The current year’s results include operating earnings of $73.8 million from the aforementioned gain on sale of two legacy Vulcan required divestiture sites compared with a $43.8 million gain in the first half of 2007 referable to the sale of real estate in California. Additionally, increased unit cost for diesel fuel lowered first half operating earnings $29.0 million.
Interest expense increased $66.9 million from the prior year’s first half due primarily to debt incurred for the acquisition of Florida Rock.

Our effective tax rate from continuing operations was 31.1% for the six months ended June 30, 2008, down from the 32.1% rate during the same period of 2007. The decrease results primarily from a greater favorable effect of statutory depletion.
Earnings from continuing operations were $1.41 per diluted share compared with $2.38 per diluted share in the first six months of 2007.
Discontinued Operations:
We reported pretax losses from discontinued operations of $1.7 million during the first six months of 2008 and $3.6 million during the first six months of 2007. The losses primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses. Additionally, the 2008 loss reflects a $250,000 charge for a cash transaction bonus payable to certain key former Chemicals employees.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and access to the capital markets, to fund business requirements in the future including debt service obligations, cash contractual obligations, capital expenditures, dividend payments, share purchases and potential future acquisitions.
Cash Flows
Net cash provided by operating activities decreased $36.5 million to $181.4 million during the first half of 2008 as compared with $217.9 million during the same period in 2007. Net earnings adjusted for noncash expenses related to depreciation, depletion, accretion and amortization decreased $8.1 million when compared with the prior year. Additionally, net gains on sale of property, plant & equipment and businesses increased $33.2 million. While these gains increase net earnings, the associated cash received is appropriately adjusted out of operating activities and presented as a component of investing activities.
Net cash used for investing activities totaled $52.4 million during the first half of 2008 as compared with $227.4 million during the same period in 2007. The $175.0 million decrease in net investing cash outflows resulted primarily from an increase of $217.4 million in proceeds from the sale of businesses. These 2008 proceeds related to the required divestitures as discussed in Note 14 to the condensed consolidated financial statements. The increase in proceeds from the sale of businesses was partially offset by a decrease in proceeds from the sale of property, plant and equipment of $41.9 million and an increase in cash used for business acquisitions of $21.0 million.
Net cash used for financing activities for the first half of 2008 was flat compared with the first half of 2007, increasing $1.5 million to $12.7 million. The net financing cash uses were principally as follows: increased net short-term debt payments of $907.1 million (Note 11), settlements of forward starting swaps of $32.5 million (Note 6), increased dividends of $19.4 million and decreased proceeds and excess tax benefits from stock option exercises of $45.5 million. These financing cash uses were largely offset by the following: proceeds from issuance of long-term debt net of discounts and debt issuance costs of $943.4 (Note 11) and proceeds from issuance of common stock of $55.1 million (Note 9). The Note references above are to the Notes to the condensed consolidated financial statements.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled $(794.7) million at June 30, 2008, an increase of $576.3 million from the $(1,371.0) level at December 31, 2007 and a decrease of $1,097.5 million from the $302.8 million level at June 30, 2007. The increase in working capital over the six month period ended June 30, 2008 resulted primarily from a decrease of $882.0 million in short-term borrowings partially offset by an increase in current maturities of $294.9 million. The reduction in short-term borrowings resulted primarily from the June 2008 partial replacement of short-term debt with long-term debt and a 3-year term loan. The increase in current maturities relates primarily to the April 2009 maturity of a $250.0 million 6.00% note issued in 1999 for the CalMat acquisition. The decrease in working capital over the twelve month period ended June 30, 2008 resulted primarily from an increase in current debt, both short-term borrowings and current maturities. With the exception of the aforementioned $250.0 million of current maturities related to the 1999 CalMat acquisition, the increase in current debt relates to the 2007 acquisition of Florida Rock.

Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	June 30	Dec. 31	June 30
	2008	2007	2007
Short-term investments:
Cash equivalents	$133,213	$32,981	$22,980

Total short-term investments	$133,213	$32,981	$22,980

Short-term borrowings:
Bank borrowings	$1,209,500	$1,260,500	$14,000
Commercial paper	—	831,000	210,000

Total short-term borrowings	$1,209,500	$2,091,500	$224,000

Net short-term borrowings	$(1,076,287)	$(2,058,519)	$(201,020)

Bank borrowings:
Maturity	1 to 28 days	2 to 22 days	July 2007
Weighted average interest rate	2.63%	4.88%	5.545%

Commercial paper
Maturity	—	2 to 28 days	2 days
Weighted average interest rate	—	4.92%	5.49%
Short-term investments at June 30, 2008 of $133.2 million consist primarily of unused cash proceeds from like-kind exchange transactions arising principally from the divestitures required by the U.S. Department of Justice in connection with the Florida Rock acquisition. Before the end of the year, we expect these proceeds will either be used for qualified like-kind exchange transactions or returned for general corporate purposes, primarily debt reduction.
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $2,015.0 million were maintained at June 30, 2008, of which $500.0 million expires November 14, 2008, $15.0 million expires January 28, 2009 and $1,500.0 million expires November 16, 2012. We currently expect to renew the $500.0 million credit facility expiring November 14, 2008. Upon issuing the $650.0 million of 5-year and 10-year fixed-rate debt in June 2008, a credit facility in the amount of $785.0 million that was set to expire November 14, 2008 was terminated. As of June 30, 2008, $1,209.5 million of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
As of June 30, 2008, our commercial paper program was rated A-2 and P-2 by Standard & Poor’s and Moody’s Investors Services, Inc. (Moody’s), respectively. Standard & Poor’s has assigned a stable outlook to our commercial paper rating while Moody’s has assigned a negative outlook.
On December 31, 2007, we had open forward starting interest rate swap agreements with a combined notional amount of $600.0 million and a fair value equal to a liability of $41.3 million. These swap agreements were designated as cash flow hedges against the variability of future interest payments attributable to changes in interest rates on $600.0 million of fixed-rate debt we expected to issue during 2008. On June 20, 2008, upon the issuance of $650.0 million of fixed-rate debt, we terminated and settled these forward starting swaps for a cash payment of $32.5 million.

Current Maturities
Current maturities of long-term debt are summarized below (in thousands of dollars):

	June 30	Dec. 31	June 30
	2008	2007	2007
3-year floating loan dated 2008	$45,000	$—	$—
6.00% 10-year notes issued 1999	250,000	—	—
Private placement notes	33,000	33,000	—
Other notes	2,081	2,181	727

Total	$330,081	$35,181	$727

Maturity dates for our $330.1 million of current maturities as of June 30, 2008 are as follows: October 2008 — $1.3 million, December 2008 — $48.0 million, March 2009 — $15.0 million, April 2009 — $250.0 million, June 2009 — $15.0 million , and various dates for the remaining $0.8 million. We expect to retire this debt using available cash or by issuing commercial paper or other debt securities.
Debt and Capital
The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	June 30	Dec. 31	June 30
	2008	2007	2007
Debt:
Current maturities of long-term debt	$330,081	$35,181	$727
Short-term borrowings	1,209,500	2,091,500	224,000
Long-term debt	2,183,584	1,529,828	321,365

Total debt	$3,723,165	$3,656,509	$546,092

Capital:
Total debt	$3,723,165	$3,656,509	$546,092
Shareholders’ equity	3,915,769	3,759,600	2,222,590

Total capital	$7,638,934	$7,416,109	$2,768,682

Total debt as a percentage of total capital	48.7%	49.3%	19.7%
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. In the future, our total debt as a percentage of total capital will depend upon specific investment and financing decisions. As a result of our financing to fund the November 2007 Florida Rock acquisition, our total debt as a percentage of total capital increased for the two subsequent periods above. We intend to maintain an investment grade rating and expect our operating cash flows will enable us to reduce our total debt as a percentage of total capital to a target range of 35% to 40% within three years of the acquisition, in line with our historic capital structure targets. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by internally generated cash or issuing debt or equity securities.
The 2007 and 2008 debt issuances noted below relate primarily to funding the November 2007 acquisition of Florida Rock. These issuances effectively replace the short-term borrowings we incurred to initially fund the cash portion of the acquisition.
In June 2008, we issued $650.0 million of long-term notes in two series (tranches), as follows: $250.0 million of 5-year 6.30% coupon notes and $400.0 million of 10-year 7.00% coupon notes. These notes are presented in the table above net of discounts from par in the amounts of $0.5 million and $0.4 million, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements, are 7.47% and 7.86%, respectively.
Additionally, in June 2008 we established a $300.0 million 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of June 30, 2008, the spread was 1.0% above the selected LIBOR option. The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15.0 million starting in December 2008 and a termination principal payment of $135.0 million in June 2011.
In December 2007, we issued $1,225.0 million of long-term notes in four related series (tranches), as follows: $325.0 million of 3-year floating rate notes, $300.0 million of 5-year 5.60% coupon notes, $350.0 million of 10-year 6.40% coupon notes and $250.0 million of 30-year 7.15% coupon notes. Concurrent with the issuance of the notes, we entered into an interest rate swap agreement on the $325.0 million 3-year floating rate notes to convert them to a fixed interest rate of 5.25%. These notes are presented in the table above net of discounts from par in the amounts of $0.0 million, $0.5 million, $0.2 million and $0.7 million, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for these notes, including the effects of underwriting commissions and other debt issuance costs, the above mentioned interest rate swap agreement and the settlement of the forward starting interest rate swap agreements, are 5.41%, 6.58%, 7.39% and 8.04% for the 3-year, 5-year, 10-year and 30-year notes, respectively.
Additionally, as a result of the November 2007 Florida Rock acquisition, we assumed their existing debt as follows: $17.6 million of variable-rate tax-exempt industrial revenue bonds including $3.6 million secured, unsecured notes in the amount of $0.8 million as of June 30, 2008 and secured notes in the amount of $1.5 million as of June 30, 2008.
As of June 30, 2008, Standard & Poor’s and Moody’s rated our public long-term debt at the A- and A3 level, respectively. Standard & Poor’s has assigned a stable outlook to our long-term debt rating while Moody’s has assigned a negative outlook.
Cash Contractual Obligations
Our obligation to make future payments under contracts is outlined in our most recent Annual Report on Form 10-K.
As a result of the June 2008 debt issuances as described above, our obligations to make future payments under contracts as of June 30, 2008 increased as follows (in millions of dollars):

	Payments Due by Year
	Total	2008	2009-2010	2011-2012	Thereafter
Cash Contractual Obligations
2008 Debt Issuances
Long-term debt
Principal payments	$950.0	$15.0	$120.0	$165.0	$650.0
Interest payments	382.7	26.5	103.9	90.4	161.9

Total	$1,332.7	$41.5	$223.9	$255.4	$811.9

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
Our standby letters of credit as of June 30, 2008 are summarized in the table below (in thousands of dollars):

Amount
Risk management requirement for insurance claims	$43,534
Payment surety required by utilities	443
Contractual reclamation/restoration requirements	52,915
Financing requirement for industrial revenue bond	14,230

Total standby letters of credit[1]	$111,122

[1]	Substantially all of the standby letters of credit have a one-year term and are renewable annually
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

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
We are exposed to interest rate risk due to our various long-term debt instruments. At times, we use interest rate swap agreements to manage this risk. In December 2007, we issued $325 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $325 million. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum from the counterparty. We have designated this interest rate swap agreement as a cash flow hedge of the interest payments on the $325 million of 3-year floating rate notes. The interest rate swap agreement is scheduled to terminate December 15, 2010, coinciding with the maturity of the $325 million of 3-year floating rate notes. The realized gains and losses upon settlement related to this swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. At June 30, 2008, we recognized a liability of $2.8 million equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $1.7 million, net of tax of $1.1 million, equal to the highly effective portion of this swap. At December 31, 2007, we recognized a liability of $1.1 million equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $0.7 million, net of tax of $0.4 million, equal to the highly effective portion of this swap.
We are also exposed to market risk for changes in LIBOR as a result of this interest rate swap agreement. A decline in interest rates of 0.75% would result in a charge to other comprehensive loss, net of tax, of approximately $3.2 million. An increase in interest rates of 0.75% would result in a credit to other comprehensive income, net of tax, of approximately $3.1 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At June 30, 2008, the estimated fair market value of our long-term debt instruments including current maturities was $2,499.0 million compared with a book value of $2,513.7 million. The effect of a decline in interest rates of 1% would increase the fair market value of our liability by approximately $110.6 million.
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

Item 4. Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d — 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We completed the acquisition of Florida Rock Industries, Inc. (Florida Rock) on November 16, 2007. We consider the transaction to be material to our results of operations, cash flows and financial position for the three and six months ended June 30, 2008, and believe that the internal controls and procedures of Florida Rock have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Florida Rock into our system of internal controls. At June 30, 2008, and for the period from January 1 through June 30, 2008, total assets and total revenues subject to Florida Rock’s internal control over financial reporting represented 17% and 20% of our consolidated total assets and total revenues, respectively. We are extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Florida Rock. We will report on our assessment of our combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business acquisitions.
No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the second quarter of 2008, except for the continuing changes in the internal controls over financial reporting of Florida Rock that are expected to be reviewed, evaluated and reported upon by our management later in 2008 as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in those earlier disclosures remain outstanding.
Perchloroethylene Litigation
Modesto Cases:
City of Modesto — On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered by insurance policies purchased by Vulcan, and we are pursuing recovery from these insurers.
R.R. Street Indemnity — Although the Company’s $20 million settlement resolved all claims against Vulcan by the City of Modesto, certain ancillary claims related to this matter remain unresolved. Such an ancillary claim includes the litigation filed against the Company by RR Street and Company and National Union Fire Insurance Company of Pittsburgh, PA, in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan, and, also a defendant in the City of Modesto, Halford’s, and Garcia litigation, alleges that Vulcan owes Street, and its insurer, National Union, a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. At this time we cannot determine the likelihood or reasonably estimate a range of loss resulting from any claims asserted by Street or National Union.
Halford’s — In addition, on or about September 18, 2007, Vulcan was served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division). The underlying action was brought by the United States of America on behalf of the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of hazardous substances at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. Vulcan was sued by the original defendants as a third-party defendant in this action. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
Garcia — We are also a defendant in the matter of Garcia v. Dow Chemical Company, et al., filed in Modesto, Stanislaus County, California. This is a wrongful death action that generally alleges the water supply and environment in the City of Modesto were contaminated with toxic chlorinated solvents by the defendants, including Vulcan, and that Ms. Garcia was “hurt and injured in her health” as a result of exposure to said solvents. Ms. Garcia died in December 2004. This case is in the early stages of discovery. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
Team Enterprises — On June 5, 2008, we were named as a defendant in the matter of Team Enterprises, Inc., v. Century Centers, Ltd., et al., filed in Modesto, Stanislaus County, California. This is an action filed by Team Enterprises as the former operator of a dry cleaners located in Modesto, California. The plaintiff is seeking damages from the defendants associated with the remediation of perchloroethylene from the site of the dry cleaners. The complaint also seeks other damages against the named defendants. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
California Water Service Company:
On June 9, 2008, we were served in the action styled California Water Service Company v. Dow, et al, now pending in the United States District Court for the Northern District of California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perchloroethylene (perc). Our former Chemicals Division produced and sold perc. The plaintiff is seeking compensatory damages, treble damages and punitive damages. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
Sunnyvale, California:
The law firm representing the California Water Service Company in the above-referenced matter also sent a letter dated May 2, 2008 on behalf of the Redevelopment Agency of the City of Sunnyvale, California, claiming that we are a potentially responsible party for one or more suspected releases of perc at the Sunnyvale Town Center Redevelopment Site. No suit has been filed in connection with this matter, and thus, no discovery has been conducted. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
Other Litigation
Florida Lake Belt Litigation:
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

Army Corps of Engineers (Corps of Engineers) for further review and consideration. On July 13, 2007, the Court ordered us to cease mining excavation on a large portion of our Miami quarry, effective on July 17, 2007, pending the issuance by the U.S. Army Corps of Engineers of a Supplemental Environmental Impact Statement (SEIS). The order suspended our ability to excavate a substantial amount of reserves at this site. The court based its decision to shut down mining activity at the Miami quarry and two quarries owned by competitors on concern that levels of benzene had been detected in an area of the Biscayne Aquifer known as the Northwest Wellfield, which supplies a significant portion of the water supply to the Miami area. At this time, we do not have any information to indicate that the benzene was produced by our mining activities or that the levels of benzene pose a risk to human health. The District Court decision was appealed to the U. S. Court of Appeals for the Eleventh Circuit, and the Eleventh Circuit has reversed and remanded the case to the District Court. With issuance of the Mandate for the Eleventh Circuit’s ruling on July 1, 2008, we have resumed operations at the Miami Quarry.
Although the ultimate outcome of these matters is uncertain, it is our opinion that the disposition of these described lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 9, 2008. The results of the voting at the Annual Meeting are set forth below:
1.	The shareholders elected the following directors to hold office until the annual meeting in the year indicated:

	Term	Number of Shares
Director	Expiring	For	Withheld
Donald M. James	2011	94,157,945	2,091,143
Ann M. Korologos	2011	94,194,644	2,054,444
Philip J. Carroll, Jr.	2010	82,262,533	13,986,555
Orin R. Smith	2009	94,018,584	2,230,504
2.	The shareholders ratified the appointment of the firm Deloitte & Touche LLP as our independent registered public accountants to audit our books for the year 2008:

Number of
Shares
For	94,913,067
Against	609,823
Abstain	726,198
3.	The shareholders adopted the restated Certification of Incorporation for Legacy Vulcan Corp.:

Number of
Shares
For	94,654,097
Against	562,024
Abstain	1,032,967

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
Date August 6, 2008

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer