Form 10-Q
period 2008-09-30
Vulcan Materials CO
filed 2008-11-06
CIK 1396009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-33841
VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation)	20-8579133 (I.R.S. Employer Identification No.)

1200 Urban Center Drive, Birmingham, Alabama (Address of principal executive offices)	35242 (zip code)
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
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at September 30, 2008
Common Stock, $1 Par Value	110,145,719

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company
and Subsidiary Companies
Consolidated Balance Sheets
(Condensed and unaudited)

	(Amounts in thousands)
	September 30	December 31	September 30
	2008	2007	2007
Assets
Cash and cash equivalents	$90,969	$34,888	$31,079
Medium-term investments	36,992	0	0
Accounts and notes receivable
Accounts and notes receivable, gross	526,933	427,876	457,325
Less: Allowance for doubtful accounts	(7,738)	(6,015)	(3,302)

Accounts and notes receivable, net	519,195	421,861	454,023
Inventories
Finished products	294,746	286,591	232,250
Raw materials	33,147	28,330	10,835
Products in process	4,832	4,115	1,747
Operating supplies and other	39,356	37,282	21,690

Inventories	372,081	356,318	266,522
Deferred income taxes	63,370	44,210	30,402
Prepaid expenses	42,938	40,177	39,364
Assets held for sale	0	259,775	0

Total current assets	1,125,545	1,157,229	821,390
Investments and long-term receivables	25,003	25,445	5,069
Property, plant and equipment
Property, plant and equipment, cost	6,121,159	5,805,789	4,203,952
Less: Reserve for depr., depl. & amort	(2,401,074)	(2,185,695)	(2,151,182)

Property, plant and equipment, net	3,720,085	3,620,094	2,052,770
Goodwill	3,899,517	3,789,091	650,205
Other assets	356,970	344,511	205,074

Total assets	$9,127,120	$8,936,370	$3,734,508

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$344,753	$35,181	$562
Short-term borrowings	1,163,500	2,091,500	147,775
Trade payables and accruals	217,596	219,548	161,385
Other current liabilities	176,974	175,649	145,850
Liabilities of assets held for sale	0	6,309	0

Total current liabilities	1,902,823	2,528,187	455,572
Long-term debt	2,168,807	1,529,828	321,227
Deferred income taxes	684,098	671,518	299,611
Other noncurrent liabilities	428,284	446,827	358,430
Minority interest	410	410	0

Total liabilities	5,184,422	5,176,770	1,434,840

Other commitments and contingencies (Notes 14 & 20)
Shareholders’ equity
Common stock, $1 par value	110,146	108,234	139,705
Capital in excess of par value	1,724,343	1,607,865	254,271
Retained earnings	2,134,748	2,083,718	3,215,846
Accumulated other comprehensive loss	(26,539)	(40,217)	(17,995)
Treasury stock at cost	0	0	(1,292,159)

Shareholders’ equity	3,942,698	3,759,600	2,299,668

Total liabilities and shareholders’ equity	$9,127,120	$8,936,370	$3,734,508

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)
Consolidated Statements of Earnings
(Condensed and unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net sales	$958,839	$844,938	$2,696,558	$2,282,943
Delivery revenues	54,510	59,928	155,681	187,954

Total revenues	1,013,349	904,866	2,852,239	2,470,897

Cost of goods sold	757,993	567,546	2,096,036	1,553,123
Delivery costs	54,510	59,928	155,681	187,954

Cost of revenues	812,503	627,474	2,251,717	1,741,077

Gross profit	200,846	277,392	600,522	729,820
Selling, administrative and general expenses	76,364	66,398	253,721	212,108
Gain on sale of property, plant & equipment and businesses, net	2,247	5,543	86,690	56,782
Other operating (income) expense, net	(1,574)	2,236	243	5,814
Minority interest in losses of a consolidated subsidiary	0	0	283	0

Operating earnings	128,303	214,301	433,531	568,680

Other income (expense), net	(3,825)	(1,590)	(3,034)	(502)
Interest income	955	645	2,624	3,084
Interest expense	44,579	6,499	126,230	21,224

Earnings from continuing operations before income taxes	80,854	206,857	306,891	550,038
Provision for income taxes	21,038	62,929	91,365	173,091

Earnings from continuing operations	59,816	143,928	215,526	376,947
Discontinued operations (Note 3)
Loss from results of discontinued operations	(1,277)	(14,216)	(2,981)	(17,780)
Income tax benefit	511	5,701	1,193	7,130

Loss on discontinued operations, net of tax	(766)	(8,515)	(1,788)	(10,650)

Net earnings	$59,050	$135,413	$213,738	$366,297

Basic earnings (loss) per share
Earnings from continuing operations	$0.54	$1.50	$1.97	$3.95
Discontinued operations	0.00	(0.09)	(0.02)	(0.11)

Net earnings per share	$0.54	$1.41	$1.95	$3.84

Diluted earnings (loss) per share
Earnings from continuing operations	$0.54	$1.47	$1.94	$3.85
Discontinued operations	(0.01)	(0.09)	(0.01)	(0.11)

Net earnings per share	$0.53	$1.38	$1.93	$3.74

Weighted-average common shares outstanding
Basic	110,114	95,763	109,565	95,507
Assuming dilution	111,270	97,888	110,837	97,988

Cash dividends declared per share of common stock	$0.49	$0.46	$1.47	$1.38
Depreciation, depletion, accretion and amortization from continuing operations	$98,716	$66,366	$291,491	$191,071
Effective tax rate from continuing operations	26.0%	30.4%	29.8%	31.5%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Consolidated Statements of Cash Flows
(Condensed and unaudited)

	(Amounts in thousands)
	Nine Months Ended
	September 30
	2008	2007
Operating Activities
Net earnings	$213,738	$366,297
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	291,491	191,071
Net gain on sale of property, plant & equipment and businesses	(86,690)	(56,782)
Contributions to pension plans	(2,419)	(1,262)
Share-based compensation	14,383	12,595
Increase in assets before initial effects of business acquisitions and dispositions	(106,812)	(154,195)
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions	(845)	48,663
Other, net	2,765	14,926

Net cash provided by operating activities	$325,611	$421,313

Investing Activities
Purchases of property, plant and equipment	$(342,254)	$(351,486)
Proceeds from sale of property, plant & equipment	16,797	61,114
Proceeds from sale of businesses	225,783	30,560
Payment for businesses acquired, net of acquired cash	(79,113)	(58,861)
Reclassification from cash equivalents to medium-term investments	(36,992)	0
(Increase) decrease in investments and long-term receivables	(341)	1,595
Proceeds from loan on life insurance policies	28,646	0
Withdrawal from nonconsolidated companies, net	650	0
Other, net	4,476	1,706

Net cash used for investing activities	$(182,348)	$(315,372)

Financing Activities
Net short-term payments	$(928,000)	$(51,125)
Payment of short-term debt and current maturities	(565)	(552)
Proceeds from issuance of long-term debt, net of discounts	949,078	0
Debt issuance cost	(5,633)	0
Settlements of forward starting swaps	(32,474)	0
Purchases of common stock	0	(4,800)
Proceeds from issuance of common stock	55,072	0
Dividends paid	(160,816)	(131,559)
Proceeds from exercise of stock options	27,819	33,804
Excess tax benefits from share-based compensation	8,452	24,140
Other, net	(115)	0

Net cash used for financing activities	$(87,182)	$(130,092)

Net increase (decrease) in cash and cash equivalents	56,081	(24,151)
Cash and cash equivalents at beginning of year	34,888	55,230

Cash and cash equivalents at end of period	$90,969	$31,079

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

On November 16, 2007, we acquired 100% of the outstanding common stock of Florida Rock Industries Inc. (Florida Rock). Accordingly, the financial position, results of operations and cash flows for Florida Rock operations are reflected in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 and the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2008 and Cash Flows for the nine months ended September 30, 2008.

Due to the 2005 sale of our Chemicals business, as presented in Note 3, the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

2.	Accounting Changes

FAS 157 — On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157) with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2 (FSP FAS 157-2). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 for financial assets and liabilities had no effect on our financial position, results of operations or cash flows. See Note 8 for disclosures related to financial assets and liabilities pursuant to the requirements of FAS 157. We will adopt FAS 157 for nonfinancial assets and liabilities on January 1, 2009, and currently are evaluating the impact such adoption will have on our financial statements.

FAS 158 — On January 1, 2008, we adopted the measurement date provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). In addition to the recognition provisions (which we adopted December 31, 2006), FAS 158 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement is effective for fiscal years ending after December 15, 2008. Upon adopting the measurement date provision, we remeasured plan assets and benefit obligations as of January 1, 2008, pursuant to the transition requirements of FAS 158. The transition adjustment resulted in an increase to noncurrent assets of $15,011,000, an increase to noncurrent liabilities of $2,238,000, an increase to deferred tax liabilities of $5,104,000, a decrease to retained earnings of $1,312,000 and an increase to accumulated other comprehensive income, net of tax, of $8,981,000.

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

Basic Chemicals has completed payments under one of the earn-out agreements and is required to make additional payments under a separate earn-out agreement subject to certain conditions. The first earn-out agreement was based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and was capped at $150,000,000 (ECU earn-out or ECU derivative). In September 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. The ECU earn-out was accounted for as a derivative instrument; accordingly, it was reported at fair value. Changes to the fair value of the ECU derivative were recorded within continuing operations pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, “Classification and Disclosure of Contingencies Relating to Discontinued Operations” (SAB Topic 5:Z:5). Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount is shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume.

During the first nine months of 2007, we recognized gains related to changes in the fair value of the ECU earn-out of $1,929,000 (which was reflected as a component of other income, net in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2007).

In March 2008, we received a payment of $10,014,000 under the 5CP earn-out related to the year ended December 31, 2007. During 2007, we received a payment of $8,418,000 related to the year ended December 31, 2006. The carrying amount of the 5CP earn-out was as follows: September 30, 2008 — $10,814,000 (of which $9,737,000 was current), December 31, 2007 — $20,828,000 (of which $8,799,000 was current) and September 30, 2007 — $20,828,000 (of which $8,799,000 was current).

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

We potentially are liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Amounts due would be payable annually based on the prior year’s results. Based on our current estimate of 2008 results, the 2009 payout is projected to be $500,000. As such, we have accrued $375,000 as of September 30, 2008, representing the prorata portion of the estimated 2009 payout. Future expense, if any, is dependent upon our receiving sufficient cash receipts under the remaining earn-out and will be accrued in the period the bonus is earned, the year prior to payment.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), the financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for all periods presented.

There were no net sales or revenues from discontinued operations during the nine month periods ended September 30, 2008 or September 30, 2007. Pretax losses from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Pretax loss	$(1,277)	$(14,216)	$(2,981)	$(17,780)
As described in Note 20, we were named one of several defendants in a claim filed by the city of Modesto, California for alleged contamination from a dry cleaning compound, perchloroethylene, produced by several manufacturers, including our former Chemicals business. During the three months ended September 2007, we settled with the city and recorded an additional $14,057,000 of pretax charges, including legal defense costs related to this matter. Comparatively, the current quarter includes $360,000 of pretax charges, including legal defense costs, related to the Modesto claim. Additionally, the three and nine month pretax losses for 2008 include $125,000 and $375,000, respectively, related to the cash transaction bonus as noted above. The remaining losses primarily reflect charges related to other general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses.

4.	Earnings Per Share (EPS)
We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Weighted-average common shares outstanding	110,114	95,763	109,565	95,507
Dilutive effect of
Stock options	942	1,692	996	2,021
Other stock compensation plans	214	433	276	460

Weighted-average common shares outstanding, assuming dilution	111,270	97,888	110,837	97,988

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Antidilutive common stock equivalents	974	407	2,131	407
5.	Income Taxes
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
In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.
The 2008 third quarter effective tax rate from continuing operations was 26.0%, down from the 30.4% 2007 third quarter rate. The effective tax rate from continuing operations for the nine months ended September 30, 2008 was 29.8%, down from the 31.5% rate during the same period of 2007.

The decrease for the quarter results primarily from a greater favorable effect of statutory depletion partially offset by an increase in state tax. The decrease for the nine month period results primarily from a greater favorable effect of statutory depletion.
6.	Medium-term Investments

At September 30, 2008, we held investments with a principal balance totaling approximately $39,095,000 in money market and other money funds at The Reserve, an investment management company specializing in such funds. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund. Due to the temporary suspension of redemptions, and the uncertainty as to the timing of such redemptions, which may be further delayed by shareholder lawsuits, we have classified our investments in The Reserve funds as medium-term investments in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008. In addition, we recognized a charge of $2,103,000 (included in other income (expense), net) during the third quarter of 2008 to reduce the principal balance to an estimate of the fair value of our investment in these funds. This reduction resulted in a balance as of September 30, 2008 of $36,992,000 as reported on our accompanying Condensed Consolidated Balance Sheet for such period. See Note 8 for further discussion of the fair value determination. Our investment in these funds as of December 31, 2007 and September 30, 2007 amounted to $25,780,000 and $22,375,000, respectively, and were classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheets at such dates.

7.	Derivative Instruments

We periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on commodity energy sources consistent with our risk management policies.

In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum from the counterparty. We have designated this interest rate swap agreement as a cash flow hedge of the interest payments on the $325,000,000 of 3-year floating rate notes. The interest rate swap agreement is scheduled to terminate December 15, 2010, coinciding with the maturity of the $325,000,000 of 3-year floating rate notes. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. At September 30, 2008, we recognized a liability of $4,622,000 equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $2,793,000, net of tax of $1,829,000, equal to the highly effective portion of this swap. At December 31, 2007, we recognized a liability of $1,099,000 equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $664,000, net of tax of $435,000, equal to the highly effective portion of this swap.

Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500,000,000. The objective of these swap agreements was to hedge against the variability of future interest payments attributable to changes in interest rates on a portion of the then anticipated fixed-rate debt issuance in 2007 to fund the cash portion of the Florida Rock acquisition. We entered into five 5-year swap agreements with a blended swap rate of

5.29% on an aggregate notional amount of $500,000,000, seven 10-year swap agreements with a blended swap rate of 5.51% on an aggregate notional amount of $750,000,000 and three 30-year swap agreements with a blended swap rate of 5.58% on an aggregate notional amount of $250,000,000. On December 11, 2007, upon the issuance of the related fixed-rate debt, we terminated and settled for a cash payment of $57,303,000 a portion of these forward starting swaps with an aggregate notional amount of $900,000,000 ($300,000,000 5-year, $350,000,000 10-year and $250,000,000 30-year). Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), amounts accumulated in other comprehensive loss totaling $31,202,000, net of tax of $20,437,000, as of September 30, 2008 related to the effective portion of these cash flow hedges will be amortized to interest expense over the remaining term of the related debt.

In December 2007, the remaining forward starting swaps were extended to August 29, 2008, and were composed of two 5-year swap agreements with a blended swap rate of 5.71% on an aggregate notional amount of $200,000,000 and four 10-year swap agreements with a blended swap rate of 5.65% on an aggregate notional amount of $400,000,000. These remaining forward starting swap agreements were designated as cash flow hedges against the variability of future interest payments attributable to changes in interest rates on the then anticipated fixed-rate long-term debt to be issued during 2008. On June 20, 2008, upon the issuance of $650,000,000 of related fixed-rate debt, we terminated and settled for a cash payment of $32,474,000 the remaining forward starting swaps. Pursuant to FAS 133, amounts accumulated in other comprehensive loss totaling $18,153,000, net of tax of $11,889,000, as of September 30, 2008 related to the effective portion of these cash flow hedges will be amortized to interest expense over the remaining term of the related debt. At December 31, 2007, we recognized a liability of $41,312,000 equal to the fair value of these swaps (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $22,711,000, net of tax of $14,867,000, equal to the highly effective portion of these swaps.

During the nine months ended September 30, 2008, we recognized a gain of $2,169,000 due to hedge ineffectiveness. During the nine months ended September 30, 2007, we recognized a loss of $1,902,000 due to hedge ineffectiveness. These gains and losses are related to the forward starting interest rate swap agreements and are included in other income (expense), net in our accompanying Condensed Consolidated Statements of Earnings.

In connection with the sale of our Chemicals business, we entered into an earn-out agreement that required the purchaser, Basic Chemicals, to make payments capped at $150,000,000 based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005. We did not designate the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value were recognized in current earnings. Further, pursuant to SAB Topic 5:Z:5, changes in fair value were recognized in continuing operations. During the third quarter of 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. During the three and nine month periods ended September 30, 2007, we recorded gains referable to the ECU earn-out of $0 and $1,929,000, respectively, which are reflected in other income (expense), net in our accompanying Condensed Consolidated Statements of Earnings.

8.	Fair Value Measurements

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
The following table presents a summary of our financial assets and liabilities as of September 30, 2008 that are subject to fair value measurement on a recurring basis (in thousands of dollars):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Medium-term investments	$36,992	$0	$36,992	$0
Foreign currency derivative	14	0	14	0
Interest rate derivative	(4,622)	0	(4,622)	0

Net asset	$32,384	$0	$32,384	$0

The medium-term investments are comprised of money market and other money funds, as more fully described in Note 6. We estimated the fair value of these funds by adjusting the investment principle to reflect the complete write-down of the funds’ investments in securities of Lehman Brothers Holdings Inc. and by estimating a discount on other securities assuming early redemption will result in losses. The foreign currency derivative consists of a forward foreign currency exchange contract and is measured at fair value based on the foreign currency spot rate from an actively quoted market. The interest rate derivative consists of an interest rate swap agreement as more fully described in Note 7, and is measured at fair value based on the prevailing market interest rate as of the measurement date.
9.	Comprehensive Income
Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income (loss). Total comprehensive income comprises the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net earnings	$59,050	$135,413	$213,738	$366,297
Other comprehensive income
Fair value adjustments to cash flow hedges, net of tax	(1,798)	(25,606)	249	(18,902)
Reclassification adjustment for cash flow hedge amounts included in net earnings, net of tax	1,643	0	3,906	0
Amortization of pension and postretirement plan actuarial loss and prior service cost, net of tax	181	390	542	1,452
Change in postretirement benefit obligation due to plan amendment	0	4,297	0	4,409

Total comprehensive income	$59,076	$114,494	$218,435	$353,256

Amounts accumulated in other comprehensive loss, net of tax, are as follows (in thousands of dollars):

	September 30	December 31	September 30
	2008	2007	2007
Cash flow hedges	$(51,692)	$(55,847)	$(18,828)
Pension and postretirement plans	25,153	15,630	833

Accumulated other comprehensive loss	$(26,539)	$(40,217)	$(17,995)

10.	Shareholders’ Equity
During the first quarter of 2008, we issued 798,859 shares of common stock in connection with the acquisition of an aggregates production facility located in DeKalb County, Illinois. We originally issued the shares to an exchange accommodation titleholder (selling shareholder) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholder assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholder in order to fund its obligation. The selling shareholder qualifies as a variable interest entity under the provisions of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” for which we are the primary beneficiary. Accordingly, we have consolidated the financial position, results of operations and cash flows of the selling shareholder for the period ended September 30, 2008, which principally consist of the receipt of net cash proceeds from the issuance of shares of $55,072,000 and the acquisition noted above for a cash payment of $55,763,000, including acquisition costs and net of acquired cash.
During the second quarter of 2008, we issued 352,779 shares of common stock in connection with the acquisition of an aggregates production facility in California.
On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of September 30, 2008, 3,411,416 shares remained under the current authorization.
The number and cost of shares purchased during the periods presented and shares held in treasury at period end are shown below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Shares purchased
Number	0	0	0	44,123
Total cost (thousands)	$0	$0	$0	$4,800
Average cost	$0.00	$0.00	$0.00	$108.78

	September 30	December 31	September 30
	2008	2007	2007
Shares in treasury at period end
Number	0	0	44,114,418
Average cost	$0.00	$0.00	$29.29

All shares purchased in the nine months ended September 30, 2007 were purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans.
11.	Benefit Plans
The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
PENSION BENEFITS	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$4,791	$5,173	$14,374	$15,517
Interest cost	9,976	8,646	29,927	25,938
Expected return on plan assets	(12,979)	(11,608)	(38,937)	(34,822)
Amortization of prior service cost	115	189	345	567
Amortization of actuarial loss	140	456	420	1,367

Net periodic pension benefit cost	$2,043	$2,856	$6,129	$8,567

	Three Months Ended		Nine Months Ended
	September 30		September 30
OTHER POSTRETIREMENT BENEFITS	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$1,306	$908	$3,918	$3,175
Interest cost	1,728	1,354	5,183	4,150
Amortization of prior service credit	(209)	(200)	(629)	(284)
Amortization of actuarial loss	255	206	765	712

Net periodic postretirement benefit cost	$3,080	$2,268	$9,237	$7,753

The net periodic benefit costs for pension plans during the three and nine months ended September 30, 2008 include pretax reclassifications from other comprehensive income totaling $255,000 and $765,000, respectively. The net periodic benefit costs for pension plans during the three and nine months ended September 30, 2007 include pretax reclassifications from other comprehensive income totaling $645,000 and $1,934,000, respectively. During the nine months ended September 30, 2008 and 2007, contributions of $2,419,000 and $1,262,000, respectively, were made to our pension plans.
The net periodic benefit costs for postretirement plans during the three and nine months ended September 30, 2008 include pretax reclassifications from other comprehensive income totaling $46,000 and $136,000, respectively. The net periodic benefit costs for postretirement plans during the three and nine months ended September 30, 2007 include pretax reclassifications from other comprehensive income totaling $6,000 and $428,000, respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs and actuarial losses.

12.	Credit Facilities, Short-term Borrowings and Long-term Debt
Short-term borrowings are summarized as follows (in thousands of dollars):

	September 30	December 31	September 30
	2008	2007	2007
Bank borrowings	$1,163,500	$1,260,500	$11,500
Commercial paper	0	831,000	136,275

Total short-term borrowings	$1,163,500	$2,091,500	$147,775

Bank borrowings
Maturity	1 day	2 to 22 days	1 to 29 days
Weighted-average interest rate	2.73%	4.88%	5.42%

Commercial paper
Maturity	n/a	2 to 28 days	1 to 9 days
Weighted-average interest rate	n/a	4.92%	5.62%
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $2,015,000,000 were maintained at September 30, 2008, of which $500,000,000 expires November 14, 2008, $15,000,000 expires January 28, 2009 and $1,500,000,000 expires November 16, 2012. We currently intend to renew a majority of the $500,000,000 credit facility expiring November 14, 2008. Upon issuing the $650,000,000 of 5-year and 10-year fixed-rate debt in June 2008, as described below, a credit facility in the amount of $785,000,000 that was set to expire November 14, 2008 was terminated. As of September 30, 2008, $1,163,500,000 of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
As of September 30, 2008, $4,987,000 of our long-term debt, including current maturities, was secured. This debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.
In June 2008, we issued $650,000,000 of long-term notes in two series (tranches), as follows: $250,000,000 of 5-year 6.30% coupon notes and $400,000,000 of 10-year 7.00% coupon notes. These notes are presented in the table below net of discounts from par in the amounts of $479,000 and $412,000, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements (see Note 7), are 7.47% and 7.86%, respectively.
Additionally, in June 2008 we established a $300,000,000 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of September 30, 2008, the spread was 1.00 percentage point above the selected LIBOR option. The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15,000,000 starting in December 2008 and a termination principal payment of $135,000,000 in June 2011.

Long-term debt is summarized as follows (in thousands of dollars):

	September 30	December 31	September 30
	2008	2007	2007
6.30% 5-year notes issued 2008[1]	$249,521	$0	$0
7.00% 10-year notes issued 2008[2]	399,588	0	0
3-year floating loan dated 2008	300,000	0	0
3-year floating notes issued 2007	325,000	325,000	0
5.60% 5-year notes issued 2007[3]	299,541	299,471	0
6.40% 10-year notes issued 2007[4]	349,818	349,808	0
7.15% 30-year notes issued 2007[5]	249,310	249,305	0
6.00% 10-year notes issued 1999	250,000	250,000	250,000
Private placement notes	48,492	48,844	48,967
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	0
Other notes	3,740	4,031	1,822

Total debt excluding short-term borrowings	$2,513,560	$1,565,009	$321,789
Less current maturities of long-term debt	344,753	35,181	562

Total long-term debt	$2,168,807	$1,529,828	$321,227

Estimated fair value of total long-term debt	$2,054,336	$1,548,084	$330,924

[1]	Includes a decrease in valuation for unamortized discounts of $479 thousand as of September 30, 2008. The effective interest rate for these 5-year notes is 7.47%.

[2]	Includes a decrease in valuation for unamortized discounts of $412 thousand as of September 30, 2008. The effective interest rate for these 10-year notes is 7.86%.

[3]	Includes a decrease in valuation for unamortized discounts of $459 thousand and $529 thousand as of September 30, 2008 and December 31, 2007 respectively. The effective interest rate for these 5-year notes is 6.58%.

[4]	Includes a decrease in valuation for unamortized discounts of $182 thousand and $192 thousand as of September 30, 2008 and December 31, 2007 respectively. The effective interest rate for these 10-year notes is 7.39%.

[5]	Includes a decrease in valuation for unamortized discounts of $690 thousand and $695 thousand as of September 30, 2008 and December 31, 2007 respectively. The effective interest rate for these 30-year notes is 8.04%.
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
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 48.3% as of September 30, 2008; 49.3% as of December 31, 2007; and 17.0% as of September 30, 2007.
13.	Asset Retirement Obligations
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
We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the three and nine month periods ended September 30, we recognized operating costs related to FAS 143 as follows: 2008 — $5,978,000 and $17,296,000, respectively; and 2007 — $4,633,000 and $13,853,000, respectively. FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our asset retirement obligations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Balance at beginning of period	$141,370	$112,474	$131,383	$114,829
Liabilities incurred	1,543	2,061	2,691	2,245
Liabilities (settled)	(5,223)	(2,282)	(13,443)	(8,629)
Accretion expense	1,740	1,456	4,969	4,334
Revisions up (down)	1,916	3,214	15,746	4,144

Balance at end of period	$141,346	$116,923	$141,346	$116,923

The increase in the balance at the beginning of the three and nine month periods ended September 30, 2008 over the comparable 2007 period beginning balances, relates primarily to asset retirement obligations added in connection with the November 2007 acquisition of Florida Rock. Upward revisions to our asset retirement obligations during 2008 relate primarily to changes in cost estimates at numerous sites. The increase in cost estimates during 2008 was largely attributable to rising energy-related costs, including diesel fuel.
14.	Standby Letters of Credit
We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue standby letters of credit to back our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are renewable annually at the option of the beneficiary.

Our standby letters of credit as of September 30, 2008 are summarized in the table below (in thousands of dollars):

Amount
Risk management requirement for insurance claims	$43,434
Payment surety required by utilities	443
Contractual reclamation/restoration requirements	52,428
Financial requirement for industrial revenue bond	14,230

Total standby letters of credit	$110,535

15.	Acquisitions and Divestitures
As a result of the November 2007 Florida Rock acquisition, we entered into a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required us to divest certain Florida Rock and Legacy Vulcan assets at nine sites. During the first quarter of 2008, in a transaction with Luck Stone Corporation, we completed the divestiture of two Florida Rock sites, an aggregates production facility and a distribution yard located in Virginia, by exchanging these assets for two aggregates production facilities in Virginia and cash.
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
Two of the divested sites included in the transaction with Martin Marietta were owned by Vulcan prior to our acquisition of Florida Rock. Accordingly, during the second quarter of 2008, we recognized a pretax gain of $73,847,000 on the sale of these assets.
In addition to the acquisitions in the aforementioned exchanges, during the nine months ended September 30, 2008, we acquired the following assets for approximately $103,471,000 (total cash and stock consideration paid) including acquisition costs and net of acquired cash:
—	an aggregates production facility in Illinois

—	four aggregates production facilities, one asphalt mix plant, a recycling facility and vacant land in California
The acquisition payments reported above exclude contingent consideration not to exceed $3,000,000. Upon resolution of the contingency, distributions to the seller, if any, will be considered additional acquisition cost.
As a result of the acquisitions (including the exchanges), we recognized $29,060,000 of goodwill, all of which is expected to be fully deductible for income tax purposes. The purchase price allocations for these 2008 acquisitions are preliminary and subject to adjustment.
As of December 31, 2007, the assets and related liabilities referable to the sites that we were required to divest under the Final Judgment with the DOJ are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets under two captions: assets held for sale and liabilities of assets held for sale. The major classes of assets and liabilities of assets classified as held for sale are as follows (in thousands of dollars):

December 31
2007
Current assets	$12,417
Property, plant and equipment, net	105,170
Goodwill and intangibles	142,166
Other assets	22

Total assets held for sale	$259,775

Current liabilities	$299
Minority interest	6,010

Total liabilities of assets held for sale	$6,309

16.	Goodwill
Changes in the carrying amount of goodwill by reportable segment for the periods presented are summarized below (in thousands of dollars):

		Asphalt mix
	Aggregates	and Concrete	Cement	Total
Goodwill as of September 30, 2007	$558,572	$91,633	$0	$650,205

Goodwill of acquired businesses	2,972,284	0	297,662	3,269,946
Less goodwill classified as assets held for sale	131,060	0	0	131,060

Goodwill as of December 31, 2007	$3,399,796	$91,633	$297,662	$3,789,091

Goodwill of acquired businesses[1]	29,060	0	0	29,060
Purchase price allocation adjustment[2]	81,366	0	0	81,366

Goodwill as of September 30, 2008	$3,510,222	$91,633	$297,662	$3,899,517

[1]	The goodwill of acquired businesses for 2008 relates to the acquisitions listed in Note 15. We are currently evaluating the final purchase price allocations; therefore, the goodwill amount is subject to change. When finalized, the goodwill from these 2008 acquisitions is expected to be fully deductible for income tax purposes.

[2]	The purchase price allocation adjustment relates primarily to the November 16, 2007 acquisition of Florida Rock. Further refinements to our purchase price allocation are likely to be made as valuation analyses and other studies are completed. We expect to complete the purchase price allocation related to the Florida Rock acquisition during the fourth quarter of 2008, which may result in material adjustments to goodwill.
17.	New Accounting Standards
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). The enhanced disclosure requirements of FAS 161 are intended to help investors better understand how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The enhanced disclosures include, for example:
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
In June 2008, the FASB issued Staff Position No. Emerging Issue Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating

Securities” (FSP EITF 03-6-1), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited and retroactive disclosure is required. We expect to adopt FSP EITF 03-6-1 on January 1, 2009 and are currently evaluating the effect its adoption will have on our results of operations, financial position and cash flows.
18.	Segment Reporting — Continuing Operations
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
Subsequent to our acquisition of Florida Rock, we redefined our operating segments, and as a result, we have four operating segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. For reporting purposes, we have combined our Asphalt mix and Concrete operating segments into one reporting segment as the products are similar in nature and the businesses exhibit similar economic characteristics, product processes, types and classes of customer, methods of distribution and regulatory environments. We have recast our September 30, 2007 segment disclosure to reflect this change in reportable segments. Management reviews earnings from the product line reporting units principally at the gross profit level.
The majority of our activities are domestic. We sell a relatively small amount of aggregates outside the United States. Transactions between our reportable segments are recorded at prices approximating market levels.

	Three Months Ended		Nine Months Ended
Segment Financial Disclosure	September 30		September 30
Amounts in thousands	2008	2007	2008	2007
TOTAL REVENUES
Aggregates	$661,960	$672,571	$1,877,269	$1,836,105
Asphalt mix and Concrete	340,678	203,864	932,680	533,570
Cement	25,605	0	85,854	0
Intersegment sales	(69,404)	(31,497)	(199,245)	(86,732)

Total net sales	958,839	844,938	2,696,558	2,282,943
Delivery revenues	54,510	59,928	155,681	187,954

Total revenues	$1,013,349	$904,866	$2,852,239	$2,470,897

GROSS PROFIT
Aggregates	$185,175	$238,146	$529,948	$636,421
Asphalt mix and Concrete	12,697	39,246	56,037	93,399
Cement	2,974	0	14,537	0

Total gross profit	$200,846	$277,392	$600,522	$729,820

19.	Supplemental Cash Flow Information
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 is summarized below (in thousands of dollars):

	2008	2007
Cash payments
Interest (exclusive of amount capitalized)	$109,724	$15,664
Income taxes	92,554	145,013

Noncash investing and financing activities
Accrued liabilities for purchases of property, plant and equipment	$29,883	$26,340
Carrying value of noncash assets and liabilities exchanged	42,974	0
Debt issued for purchases of property, plant and equipment	389	15
Proceeds receivable from exercise of stock options	8,184	16
Fair value of stock issued in business acquisitions	25,023	0
20.	Other Commitments and Contingencies
We are a defendant in various lawsuits and legal proceedings which were specifically described in our most recent Annual Report on Form 10-K. Legal proceedings for which events have occurred subsequent to the filing of our most recent Annual Report on Form 10-K, which we believe are material to the development of such proceedings, are described below.
Perchloroethylene Litigation
On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered, in whole or in part, by insurance policies purchased by Vulcan, and we are pursuing recovery from these insurers.
Although the Company’s $20 million settlement resolved all claims against Vulcan by the City of Modesto, certain ancillary claims related to this matter remain unresolved. Such an ancillary claim includes the litigation filed against Vulcan by R.R. Street and Company (Street) and National Union Fire Insurance Company of Pittsburgh, PA (National Union), in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan and also a defendant in the City of Modesto, Halford’s, and Garcia litigation, alleges that Vulcan owes Street, and its insurer, National Union, a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Vulcan was successful in having this case dismissed in light of the insurance coverage litigation pending in California, which is already addressing these same issues. Street has appealed the court’s ruling to the U.S. Seventh Circuit.

Florida Rock Shareholder Litigation

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
We believe this lawsuit is without merit but determined to seek a settlement to avoid the expense, risk, inconvenience and distraction of continued litigation. Accordingly, the parties entered into a settlement of the lawsuit and agreed to seek final court approval of the settlement and dismissal of the lawsuit. Pursuant to the settlement, Florida Rock agreed to include additional requested disclosures in its proxy statement for the special meeting of shareholders at which the merger agreement was approved, and to pay any plaintiff’s attorneys’ fees awarded by the Court. Notice of the proposed settlement was sent to all potential class members. On October 30, 2008, the Circuit Court approved this settlement, dismissing the lawsuit with prejudice and releasing all other claims, whether legal or equitable, which the plaintiffs or any member of the purported class may have in connection with the merger or the proxy statement.
Industrial Sand Litigation

Vulcan produced and marketed industrial sand from 1988 to 1994. Since 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of October 6, 2008, the number of suits total 85 involving an aggregate of 557 plaintiffs. There are 50 pending suits with 500 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed until discovery issues are resolved. The balance of the suits have been brought in California and Louisiana. At this time, Vulcan has been dismissed from all suits in Florida. We are seeking dismissal of all remaining suits on the grounds that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving over 17,000 plaintiffs with little or no payments made in settlement.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved. We believe the amounts accrued in our financial statements as of September 30, 2008 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. In addition, losses on certain claims and litigation may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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
Forward-looking Statements
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; the impact of future regulatory or legislative actions; the outcome of pending legal proceedings; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business; our ability to secure and permit aggregates reserves in strategically located areas; our ability to manage and successfully integrate acquisitions; risks and uncertainties related to our acquisition of Florida Rock including our ability to successfully integrate the operations of Florida Rock and to achieve the anticipated cost savings and operational synergies; the possibility that business may suffer because management’s attention is diverted to integration concerns; the impact of the global financial crisis on our business and financial condition; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

RESULTS OF OPERATIONS
In the discussion that follows, continuing operations consist solely of our Construction Materials business, which is organized into three reportable segments: Aggregates; Asphalt mix and Concrete; and Cement. The results of operations discussed below exclude Florida Rock for the third quarter of 2007 and year-to-date September 30, 2007 as the acquisition was not completed until November 16, 2007. Discontinued operations, which consist of our former Chemicals businesses, are discussed separately. In the discussion that follows, segment revenue at the product line level includes intersegment sales. Net sales and cost of goods sold exclude intersegment sales and delivery revenues and costs. This presentation is consistent with the basis on which management reviews results of operations.
Third Quarter 2008 Compared with Third Quarter 2007
Third quarter 2008 net sales were $958.8 million, an increase of 13% compared with $844.9 million in the third quarter of 2007. Pricing for our products remained strong and helped to mitigate the earnings effect of lower volumes and higher energy-related costs. Energy-related costs such as diesel fuel, liquid asphalt and natural gas increased sharply from the prior year’s third quarter and reduced earnings approximately $0.38 per diluted share. The unit price for diesel fuel increased 51% from the prior year’s third quarter reducing net earnings approximately $0.08 per diluted share. The unit price for liquid asphalt increased 106% from the prior year’s third quarter, which reduced net earnings approximately $0.25 per diluted share. Net earnings per diluted share were $0.53 in the third quarter of 2008 compared with $1.38 per diluted share for the third quarter of 2007.
In a period of financial and economic turbulence, we continued to achieve solid results in key areas of the business that further position us for an outstanding future when the economic recovery begins. The external factors affecting our industry are well known: turmoil in the financial markets severely constraining the availability of credit and weakening construction activity that was already soft; costs for petroleum-based products such as diesel fuel and liquid asphalt soaring to record levels thus burdening production costs for our products; and hurricanes and severe rains affecting construction activity in the Central Gulf Coast, Texas, Florida, the upper Midwest and the Mid-Atlantic. Texas and the Central Gulf Coast have previously been experiencing strong demand due to large industrial projects.
We are addressing these challenges by aggressively managing costs and by pricing our products to reflect their great value in the attractive markets we serve. We are highly focused on preserving our profitability during this period of weak demand while improving our earnings leverage. During the third quarter, we continued to reduce operating hours, streamline our work force, decrease operating costs and improve production efficiencies in the face of a sharp decline in demand for our products. Because of these actions, the cash earnings generated per ton of aggregates sold are higher than in the prior year’s third quarter and are more than 40% higher than at the peak of demand in 2005.
Continuing Operations:
Aggregates segment revenues decreased $10.6 million, or less than 2%, to $662.0 million in the third quarter of 2008 compared with $672.6 million in the third quarter of 2007, as improved pricing and the inclusion of results from former Florida Rock aggregates operations were more than offset by the effects of lower volumes in most markets. With respect to aggregates pricing, which increased 6% from the prior year’s third quarter, many Vulcan-served markets realized double-digit growth in average unit prices, despite sharp declines in shipments compared with the third quarter of 2007. Hurricane-related weather in August and September slowed shipments in a number of Vulcan-served markets, contributing, in part, to the 13% decline in shipments quarter over quarter.
Gross profit for the Aggregates segment was $185.2 million in the third quarter of 2008 compared with

$238.1 million in the same period last year. Improvements in aggregates pricing and employee initiatives taken in response to further weakness in demand partially offset the earnings effects from the decline in shipments and sharply higher costs for diesel fuel. While periods of weak demand are challenging for any business, in our aggregates business, production levels can be adjusted efficiently to meet changes in demand. During the third quarter, we continued to rationalize production and reduce operating hours in response to weaker demand. Key operating metrics, such as production tons per work-hour and energy efficiency, improved versus the prior year. Excluding energy-related costs, unit variable production costs for legacy Vulcan aggregates operations were slightly lower than the prior year and cash fixed costs were 10% lower.
Asphalt mix and Concrete segment revenues increased $136.8 million to $340.7 million in the third quarter of 2008 compared with $203.9 in the third quarter of 2007. Shipments of asphalt mix decreased 11% while concrete shipments increased significantly due to the addition of Florida Rock concrete operations. Asphalt mix prices increased 18% from the prior year’s third quarter while concrete prices remained relatively flat compared with the prior year. Gross profit in the third quarter for the Asphalt mix and Concrete segment decreased 68% to $12.7 million compared with $39.2 million in 2007. Asphalt mix earnings were off sharply from the prior year due primarily to a 106% increase in the unit cost for purchased liquid asphalt. Concrete earnings increased slightly due to the addition of Florida Rock concrete operations.
Revenues and gross profit for the Cement segment in the third quarter of 2008 were $25.6 million and $3.0 million, respectively. There were no comparable revenues or earnings in the prior year’s third quarter.
Selling, administrative and general expenses of $76.4 million increased $10.0 million from the prior year’s third quarter due to the Florida Rock acquisition. Excluding the Florida Rock acquisition, selling, administrative and general expenses in legacy Vulcan operations declined $7.2 million or 11% from the prior year’s third quarter.
Operating earnings were $128.3 million in the third quarter of 2008 versus $214.3 million in the prior year. Increased energy-related costs reduced operating earnings $69.6 million in the third quarter.
Interest expense increased $38.1 million from the prior year’s third quarter due primarily to debt incurred for the acquisition of Florida Rock.
Our effective tax rate from continuing operations during the third quarter of 2008 was 26.0% compared with 30.4% during the third quarter of 2007. The decrease results primarily from a greater favorable effect of statutory depletion, partially offset by an increase in state tax.
Earnings from continuing operations were $0.54 per diluted share compared with $1.47 per diluted share in the third quarter of 2007.
Discontinued Operations:
Third quarter pretax losses from discontinued operations were $1.3 million in 2008 and $14.2 million in 2007. As described in Note 20 to the condensed consolidated financial statements, we were named one of several defendants in a claim filed by the city of Modesto, California for alleged contamination from a dry cleaning compound, perchloroethylene, produced by several manufacturers, including our former Chemicals business. During the third quarter of 2007, we settled with the city and recorded an additional $14.1 million of pretax charges, including legal defense costs. Comparatively, the current quarter includes $0.4 million of pretax charges, including legal defense costs, related to the Modesto claim. Additionally, the 2008 third quarter loss reflects a $125,000 charge for a cash transaction bonus payable to certain key former Chemicals employees relating to cash receipts realized from the two earn-out agreements as described in Note 3 to the condensed consolidated financial statements. The remaining losses primarily reflect charges related to other general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses.
Year-to-Date Comparisons as of September 30, 2008 and September 30, 2007
Net sales in the first nine months of 2008 were $2,696.6 million compared with $2,282.9 million in the first nine months of 2007. Volumes in the first nine months of 2008 were adversely affected by the continuing sharp downturn in construction activity. Pricing for our products remained strong and helped offset the earnings effects of lower volumes, higher energy-related costs, higher noncash charges for depreciation, depletion and amortization, as well as increased interest expense. The unit cost for diesel fuel and liquid asphalt increased 57% and 70%, respectively, from the prior year’s first nine months. Net earnings per diluted share were $1.93 for the first nine months of 2008 compared with $3.74 per diluted share in the first nine months of 2007. The current year’s results include net earnings per diluted share of $0.34 referable to the sale of quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition, while the prior year’s results include net earnings per diluted share of $0.25 referable to the sale of real estate in California. Additionally, the higher energy-related costs lowered earnings per diluted share $0.76 compared with the prior year.
Continuing Operations:
Aggregates segment revenues increased $41.2 million to $1,877.3 million in the first nine months of 2008 compared with $1,836.1 million in 2007, as the effect of improved pricing and the inclusion of sales from Florida Rock aggregates operations more than offset the effect of lower volumes from legacy Vulcan operations. Total aggregates unit shipments declined 8% compared with the first nine months of 2007. The average freight-adjusted sales price for aggregates increased approximately 7%. Gross profit for the Aggregates segment was $529.9 million in 2008 compared with $636.4 million in the first nine months of 2007. Improvements in aggregates pricing and the inclusion of earnings from the former Florida Rock operations partially offset the earnings effects from the decline in legacy Vulcan shipments and sharply higher unit cost for diesel fuel. Most of our geographic markets reported double-digit declines in aggregates volumes except for markets in Texas and along the Central Gulf Coast where sales volumes increased versus the prior year’s first nine months.
Asphalt mix and Concrete segment revenues increased $399.1 million to $932.7 million in the first nine months of 2008 compared with $533.6 million in 2007. Shipments of asphalt mix were down slightly while concrete shipments increased significantly due to the addition of Florida Rock concrete operations. Asphalt mix prices increased approximately 12% from the prior year’s first nine months. Gross profit in the first nine months of 2008 for the Asphalt mix and Concrete segment decreased 40% to $56.0 million compared with $93.4 million in 2007. Asphalt mix earnings decreased due principally to higher costs for liquid asphalt. Concrete earnings increased as the impact of the addition of Florida Rock concrete operations more than offset effects of the lower volumes from legacy Vulcan operations.
Revenues and gross profit for the Cement segment in the first nine months of 2008 were $85.9 million and $14.5 million, respectively. The Cement segment was acquired in November 2007 as part of the Florida Rock acquisition, and therefore, no comparable revenues or earnings were reported in the first nine months of 2007.
Selling, administrative and general expenses of $253.7 million increased $41.6 from the prior year’s first nine months due to the addition of Florida Rock businesses and $5.8 million of expense related to donations of real estate. On a comparable basis, selling, administrative and general expenses decreased approximately $20.5 million or 9% in the first nine months compared with the prior year, primarily as a result of lower employee-related costs.
Operating earnings were $433.5 million in the first nine months of 2008 versus $568.7 million in the prior year. The current year’s results include operating earnings of $73.8 million from the aforementioned gain on sale of two Legacy Vulcan required divestiture sites compared with a $41.0 million gain in the first nine months of 2007 referable to the sale of real estate in California. Additionally, increased energy-related costs lowered operating earnings $138.7 million in the first nine months of 2008.
Interest expense increased $105.0 million from the prior year’s first nine months due primarily to debt incurred for the acquisition of Florida Rock.
Our effective tax rate from continuing operations was 29.8% for the nine months ended September 30, 2008, down from the 31.5% rate during the same period of 2007. The decrease results primarily from a greater favorable effect of statutory depletion.
Earnings from continuing operations were $1.94 per diluted share compared with $3.85 per diluted share in the first nine months of 2007.
Discontinued Operations:
We reported pretax losses from discontinued operations of $3.0 million during the first nine months of 2008 and $17.8 million during the first nine months of 2007. In addition to the aforementioned litigation and settlement with the city of Modesto, California (year-to-date September 2008 — $0.6 million and 2007 — $15.9 million), these remaining losses primarily reflect charges related to other general and product liability costs and environmental remediation costs associated with our former Chemicals businesses. Additionally, the 2008 loss reflects a $0.4 million charge for a cash transaction bonus payable to certain key former Chemicals employees relating to the aforementioned cash receipts from the two earn-out agreements.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and access to the capital markets, to fund business requirements in the future including debt service obligations, cash contractual obligations, capital expenditures and dividend payments.
Cash Flows
Cash flows from operating activities contributed $325.6 million to cash during the first nine months of 2008 as compared with $421.3 million during the same period in 2007. The decrease in cash from operating activities of $95.7 million is primarily attributable to a decrease in net earnings of $152.6 million and a $29.9 million increase in net gains on the sale of property, plant & equipment and businesses for which the associated cash received is presented as a component of investing activities. Partially offsetting these unfavorable changes in operating cash flows was a $100.4 million positive adjustment for noncash expenses related to depreciation, depletion, accretion and amortization.
Net cash used for investing activities during the first nine months of 2008 totaled $182.3 million compared with $315.4 million during the same period in 2007. The $133.1 million decrease in net investing cash outflows is primarily attributable to increased proceeds from the sale of businesses of $195.2 million, partially offset by decreased proceeds from the sale of property, plant & equipment of $44.3 million. During 2008, proceeds from the sale of businesses include approximately $216.0 million cash consideration received from the divestitures required in connection with the Florida Rock acquisition. During 2007, proceeds from the sale of property, plant & equipment include approximately $46.0 million of cash received from the sale of real estate in California. Additionally, $37.0 million in assets held in money market and other money funds were reclassified from cash equivalents to medium-term investments during 2008, as discussed in Note 6.
Net cash used for financing activities was $87.2 million during the first nine months of 2008 as compared with $130.1 million during the same period in 2007, a decrease of $42.9 million. Proceeds from the issuance of long-term debt, net of discounts and debt issuance costs, of $943.4 million were partially offset by increased net short-term debt payments of $876.9 million (Note 11). The issuance of common stock provided an additional $55.1 million of cash (Note 10) offset by payments to settle forward starting interest rate swaps of $32.5 million (Note 7) and increased dividends of $29.3 million.
The Note references above are to the Notes to the condensed consolidated financial statements.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled $(777.3) million at September 30, 2008, an increase of $593.7 million from the $(1,371.0) level at December 31, 2007 and a decrease of $1,143.1 million from the $365.8 million level at September 30, 2007. The increase in working capital over the nine month period ended September 30, 2008 primarily resulted from a decrease of $928.0 million in short-term borrowings partially offset by an increase in current maturities of $309.6 million. The reduction in short-term borrowings primarily resulted from the June 2008 partial replacement of short-term debt with long-term debt and a 3-year term loan. The increase in current maturities primarily relates to the April 2009 maturity of a $250.0 million 6.00% note issued in 1999 for the CalMat acquisition. The decrease in working capital over the twelve month period ended September 30, 2008 primarily resulted from an increase in current debt, both short-term borrowings and current maturities. With the exception of the aforementioned $250.0 million of current maturities related to the 1999 CalMat acquisition, the increase in current debt relates to the 2007 acquisition of Florida Rock.

Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	September 30	December 31	September 30
	2008	2007	2007
Short-term investments
Cash equivalents	$63,465	$32,981	$23,731
Medium-term investments	36,992	0	0

Total short-term investments	$100,457	$32,981	$23,731

Short-term borrowings
Bank borrowings	$1,163,500	$1,260,500	$11,500
Commercial paper	0	831,000	136,275

Total short-term borrowings	$1,163,500	$2,091,500	$147,775

Net short-term borrowings	$(1,063,043)	$(2,058,519)	$(124,044)

Bank borrowings
Maturity	1 day	2 to 22 days	1 to 29 days
Weighted-average interest rate	2.73%	4.88%	5.42%

Commercial paper
Maturity	n/a	2 to 28 days	1 to 9 days
Weighted-average interest rate	n/a	4.92%	5.62%
Short-term investments at September 30, 2008 of $100.5 million include approximately $63.3 million of unused cash proceeds from like-kind exchange transactions arising principally from the divestitures required by the U.S. Department of Justice in connection with the Florida Rock acquisition. Subsequent to September 30, 2008, $4.0 million of these proceeds were used for qualified like-kind exchange transactions. The balance of $59.3 million was returned for general corporate purposes, primarily debt reduction. Due to the temporary suspension of redemptions, and the uncertainty as to the timing of such redemptions, $37.0 million of our short-term investments are classified as medium-term as explained more fully in Note 6 to the condensed consolidated financial statements.
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $2,015.0 million were maintained at September 30, 2008, of which $500.0 million expires November 14, 2008, $15.0 million expires January 28, 2009 and $1,500.0 million expires November 16, 2012. We currently intend to renew a majority of the $500.0 million credit facility expiring November 14, 2008. Upon issuing the $650.0 million of 5-year and 10-year fixed-rate debt in June 2008, a credit facility in the amount of $785.0 million that was set to expire November 14, 2008 was terminated. As of September 30, 2008, $1,163.5 million of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
As of September 30, 2008, our commercial paper program was rated A-2 and P-2 by Standard & Poor’s and Moody’s Investors Services, Inc. (Moody’s), respectively. Standard & Poor’s has assigned a stable outlook to our commercial paper rating while Moody’s has assigned a negative outlook.
On October 29, 2008, Standard & Poor’s maintained our A-2 rating for our commercial paper program but downgraded the outlook to negative.

Current Maturities
Current maturities of long-term debt are summarized below (in thousands of dollars):

	September 30	December 31	September 30
	2008	2007	2007
3-year floating loan dated 2008	$60,000	$0	$0
6.00% 10-year notes issued 1999	250,000	0	0
Private placement notes	33,000	33,000	0
Other notes	1,753	2,181	562

Total	$344,753	$35,181	$562

Maturity dates for our $344.8 million of current maturities as of September 30, 2008 are as follows: October 2008 — $1.3 million, December 2008 — $48.0 million, March 2009 — $15.0 million, April 2009 — $250.0 million, June 2009 — $15.0 million, September 2009 — $15.0 million, and various dates for the remaining $0.5 million. We expect to retire this debt using available cash or by issuing commercial paper or other debt securities.
Debt and Capital
The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	September 30	December 31	September 30
	2008	2007	2007
Debt
Current maturities of long-term debt	$344,753	$35,181	$562
Short-term borrowings	1,163,500	2,091,500	147,775
Long-term debt	2,168,807	1,529,828	321,227

Total debt	$3,677,060	$3,656,509	$469,564

Capital
Total debt	$3,677,060	$3,656,509	$469,564
Shareholders’ equity	3,942,698	3,759,600	2,299,668

Total capital	$7,619,758	$7,416,109	$2,769,232

Total debt as a percentage of total capital	48.3%	49.3%	17.0%
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

In June 2008, we issued $650.0 million of long-term notes in two series (tranches), as follows: $250.0 million of 5-year 6.30% coupon notes and $400.0 million of 10-year 7.00% coupon notes. These notes are presented in our financial statements net of discounts from par in the amounts of $0.5 million and $0.4 million, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements, are 7.47% and 7.86%, respectively.
Additionally, in June 2008 we established a $300.0 million 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of September 30, 2008, the spread was 1.00 percentage point above the selected LIBOR option. The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15.0 million starting in December 2008 and a termination principal payment of $135.0 million in June 2011.
In December 2007, we issued $1,225.0 million of long-term notes in four related series (tranches), as follows: $325.0 million of 3-year floating rate notes, $300.0 million of 5-year 5.60% coupon notes, $350.0 million of 10-year 6.40% coupon notes and $250.0 million of 30-year 7.15% coupon notes. Concurrent with the issuance of the notes, we entered into an interest rate swap agreement on the $325.0 million 3-year floating rate notes to convert them to a fixed interest rate of 5.25%. These notes are presented in our financial statements net of discounts from par in the amounts of $0.0 million, $0.5 million, $0.2 million and $0.7 million, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for these notes, including the effects of underwriting commissions and other debt issuance costs, the above mentioned interest rate swap agreement and the settlement of the forward starting interest rate swap agreements, are 5.41%, 6.58%, 7.39% and 8.04% for the 3-year, 5-year, 10-year and 30-year notes, respectively.
Additionally, as a result of the November 2007 Florida Rock acquisition, we assumed existing debt as follows: $17.6 million of variable-rate tax-exempt industrial revenue bonds including $3.6 million secured, unsecured notes in the amount of $0.6 million as of September 30, 2008 and secured notes in the amount of $1.4 million as of September 30, 2008.
As of September 30, 2008, Standard & Poor’s and Moody’s rated our public long-term debt at the A- and A3 level, respectively. Standard & Poor’s has assigned a stable outlook to our long-term debt rating while Moody’s has assigned a negative outlook.
On October 29, 2008, Standard & Poor’s downgraded our public long-term debt to BBB+ with a negative outlook. As a result of this downgrade, the spread over LIBOR on our $300.0 million 3-year syndicated term loan was adjusted from 1.00 percentage point to 1.25 percentage points.

Cash Contractual Obligations
Our obligation to make future payments under contracts is outlined in our most recent Annual Report on Form 10-K.
As a result of the June 2008 debt issuances as described above, our obligations to make future payments under contracts as of September 30, 2008 increased as follows (in millions of dollars):

	Total	2008	2009-2010	2011-2012	Thereafter
Cash Contractual Obligations
2008 Debt Issuances
Long-term debt
Principal payments	$950.0	$15.0	$120.0	$165.0	$650.0
Interest payments	380.2	24.0	103.9	90.4	161.9

Total	$1,330.2	$39.0	$223.9	$255.4	$811.9

Standby Letters of Credit
We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue standby letters of credit to back our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are renewable annually at the option of the beneficiary.
Our standby letters of credit as of September 30, 2008 are summarized in the table below (in thousands of dollars):

Amount
Risk management requirement for insurance claims	$43,434
Payment surety required by utilities	443
Contractual reclamation/restoration requirements	52,428
Financial requirement for industrial revenue bond	14,230

Total standby letters of credit	$110,535

Risks and Uncertainties
Our most recent Annual Report on Form 10-K discusses the risks and uncertainties of our business. Since that disclosure, a new risk has emerged as follows:
The global financial crisis may have an impact on our business and financial condition
Recent turmoil in the financial markets has restricted the availability and increased the cost of credit. If conditions in the financial markets do not improve or continue to worsen, our ability to access the capital markets may be adversely affected and the cost of issuing new debt or renewing our current credit facilities may increase significantly.
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
We are exposed to interest rate risk due to our various credit facilities and long-term debt instruments. At times, we use interest rate swap agreements to manage this risk.
In December 2007, we issued $325 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $325 million and a contractual term coinciding with the maturity of the $325 million of 3-year floating rate notes. At September 30, 2008, we recognized a liability of $4.6 million equal to the fair value of this swap (included in other noncurrent liabilities). A decline in interest rates of 0.75% would increase the fair market value of our liability by approximately $4.8 million.
At September 30, 2008, the estimated fair market value of our long-term debt instruments including current maturities was $2,399.1 million compared with a book value of $2,513.6 million. The effect of a decline in interest rates of 1% would increase the fair market value of our liability by approximately $97.0 million.
At September 30, 2008, we had $1,163.5 million outstanding under our bank credit facilities and $300.0 million outstanding under our 3-year syndicated term loan established in June 2008. These borrowings bear interest at variable rates, principally LIBOR plus a spread based on our long-term credit rating. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.
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

Item 4.   Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d — 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We completed the acquisition of Florida Rock Industries, Inc. (Florida Rock) on November 16, 2007. We consider the transaction to be material to our results of operations, cash flows and financial position for the three and nine months ended September 30, 2008, and believe that the internal controls and procedures of Florida Rock have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Florida Rock into our system of internal controls. At September 30, 2008, and for the period from January 1 through September 30, 2008, total assets and total revenues subject to Florida Rock’s internal control over financial reporting represented 17.0% and 18.5% of our consolidated total assets and total revenues, respectively. We are extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Florida Rock. We will report on our assessment of our combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business acquisitions.
No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the third quarter of 2008, except for the continuing changes in the internal controls over financial reporting of Florida Rock that are expected to be reviewed, evaluated and reported upon by our management later in 2008 as described above.

PART II.    OTHER INFORMATION
Item 1.   Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007, and in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in those earlier disclosures remain outstanding.
Perchloroethylene Litigation

On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered, in whole or in part, by insurance policies purchased by Vulcan, and we are pursuing recovery from these insurers.
Although the Company’s $20 million settlement resolved all claims against Vulcan by the City of Modesto, certain ancillary claims related to this matter remain unresolved. Such an ancillary claim includes the litigation filed against Vulcan by R.R.Street and Company (Street) and National Union Fire Insurance Company of Pittsburgh, PA (National Union), in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan and also a defendant in the City of Modesto, Halford’s, and Garcia litigation, alleges that Vulcan owes Street, and its insurer, National Union, a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Vulcan was successful in having this case dismissed in light of the insurance coverage litigation pending in California, which is already addressing these same issues. Street has appealed the court’s ruling to the U.S. Seventh Circuit.
Florida Rock Shareholder Litigation

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
We believe this lawsuit is without merit but determined to seek a settlement to avoid the expense, risk, inconvenience and distraction of continued litigation. Accordingly, the parties entered into a settlement of the lawsuit and agreed to seek final court approval of the settlement and dismissal of the lawsuit. Pursuant to the settlement, Florida Rock agreed to include additional requested disclosures in its proxy statement for the special meeting of shareholders at which the merger agreement was approved, and to pay any plaintiff’s attorneys’ fees awarded by the Court. Notice of the proposed settlement was sent to all potential class members. On October 30, 2008, the Circuit Court approved this settlement, dismissing the lawsuit with prejudice and releasing all other claims, whether legal or equitable, which the plaintiffs or any member of the purported class may have in connection with the merger or the proxy statement.
Industrial Sand Litigation

Vulcan produced and marketed industrial sand from 1988 to 1994. Since 1993, we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of October 6, 2008, the number of suits total 85 involving an aggregate of 557 plaintiffs. There are 50 pending suits with 500 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed until discovery issues are resolved. The balance of the suits have been brought in California and Louisiana. At this time, Vulcan has been dismissed from all suits in Florida. We are seeking dismissal of all remaining suits on the grounds that plaintiffs were not exposed to our product. To date, we have been successful in getting dismissals from cases involving over 17,000 plaintiffs with little or no payments made in settlement.
Although the ultimate outcome of these matters is uncertain, it is our opinion that the disposition of these described lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A.   Risk Factors
Our risk factors were previously disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2007. Since that disclosure, a new risk has emerged as follows:
The global financial crisis may have an impact on our business and financial condition

Recent turmoil in the financial markets has restricted the availability and increased the cost of credit. If conditions in the financial markets do not improve or continue to worsen, our ability to access the capital markets may be adversely affected and the cost of issuing new debt or renewing our current credit facilities may increase significantly.

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
Date   November 6, 2008

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer