Form 10-K
period 2008-12-31
Vulcan Materials CO
filed 2009-03-02
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Commission file number: 001-33841
VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	20-8579133 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting stock held by non-affiliates as of June 30, 2008:	$6,309,460,043

Number of shares of common stock, $1.00 par value, outstanding as of February 16, 2009:	110,361,738
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 8, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2008

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
•	general economic and business conditions;

•	changes in interest rates;

•	the timing and amount of federal, state and local funding for infrastructure;

•	changes in the level of spending for residential and private nonresidential construction;

•	the highly competitive nature of the construction materials industry;

•	the impact of future regulatory or legislative action;

•	the outcome of pending legal proceedings;

•	pricing of our products;

•	weather and other natural phenomena;

•	energy costs;

•	costs of hydrocarbon-based raw materials;

•	healthcare costs;

•	the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business;

•	our ability to secure and permit aggregates reserves in strategically located areas;

•	our ability to manage and successfully integrate acquisitions;

•	the risks and uncertainties related to the acquisition of Florida Rock including our ability to successfully integrate the operations of Florida Rock and to achieve the anticipated cost savings and operational synergies;

•	the possibility that business may suffer because management’s attention is diverted to integration concerns;

•	the impact of the global financial crisis on our business and financial condition;

•	the risks set forth in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 “Other Commitments and Contingencies” to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data,” all as set forth in this report; and

•	other assumptions, risks and uncertainties detailed from time to time in our filings made with the Securities and Exchange Commission.
All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.

Item 1. Business
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries. In November 2007, we acquired all of the outstanding stock of Florida Rock Industries, Inc. (“Florida Rock”) in a series of mergers, collectively referred to as the “Florida Rock merger.” Unless otherwise noted, all information presented in this report regarding Vulcan includes the consolidated results of Florida Rock.
We provide the basic materials for the infrastructure needed to drive the U.S. economy. Headquartered in Birmingham, Alabama, we are the nation’s largest producer of construction aggregates, primarily crushed stone, sand and gravel, a major producer of asphalt mix and concrete and a leading producer of cement in Florida. We are a New Jersey corporation that was incorporated on February 14, 2007.
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
Aggregates Segment Overview
Construction aggregates include crushed stone, sand and gravel, rock asphalt and recycled concrete. Aggregates are essential infrastructure materials required by the U. S. economy, and are employed in virtually all types of construction, including highway construction and maintenance, and in the production of asphalt mix and ready-mixed concrete. Aggregates also are widely used as railroad track ballast. The Aggregates segment produces and sells aggregates and related products and services in eight regional divisions. Our Aggregates segment constituted approximately 65%, 76% and 76% of our sales dollars before the elimination of intersegment sales in 2008, 2007 and 2006, respectively. In 2008, 93% of our sales dollars were referable to aggregates or asphalt mix and concrete that included our aggregates.
During 2008, the Aggregates segment served markets in 23 states, the District of Columbia, the Bahamas, Canada, the Cayman Islands, Chile, and Mexico with a full line of aggregates, and 7 additional states with railroad ballast. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic net sales were $25,295,000 in 2008, $19,981,000 in 2007, and $20,595,000 in 2006.
Each type of aggregates is sold in competition with producers of other types of aggregates, as well as the same type of aggregates. Because of the relatively high transportation costs inherent in the business, competition generally is limited to areas in proximity to production facilities. Noteworthy exceptions are areas where there are no economically viable deposits of aggregates. These areas include sections of the Mississippi, Tennessee-Tombigbee and James River systems, and the Gulf Coast and South Atlantic Coast, which are served from remote quarries by barge, oceangoing vessels or railroad. During 2008, we shipped 204.3 million tons into 23 states, the District of Columbia, the Bahamas, Canada, the Cayman Islands, Chile and Mexico from 331 aggregates production facilities and sales yards. The 10 largest states that we serve, measured by aggregates shipments, accounted for 82% of total aggregates shipments.
At the end of 2008, we operated 175 crushed stone plants, 47 sand and gravel plants and 20 plants producing other aggregates (principally recycled concrete). Reserves largely determine the ongoing viability of an aggregates business. For a discussion of our estimated proven and probable aggregates reserves as of the end of 2008, see Item 2 “Properties” below. Our current estimate of 13.3 billion tons of zoned and permitted aggregates reserves represents a net increase of 5.0 billion tons since the end of 1998. During that same period we produced approximately 2.3 billion tons of aggregates. We believe that these reserves are sufficient to last, on average, 51.7 years at current annual production rates. We do not anticipate any material difficulties in the availability of raw materials in the near future.

In addition to our 242 aggregates production facilities, at the end of 2008, we operated 89 truck, rail and water distribution yards located in select markets for the sale of aggregates. Additionally, at the end of 2008, our Aggregates segment included 15 aggregates related operations for equipment service and repair, landfill and transportation.
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
Asphalt mix and Concrete Segment Overview
The Asphalt mix and Concrete segment produces and sells asphalt mix and ready-mixed concrete in four regional divisions serving 8 states primarily in our mid-Atlantic, Florida, southwestern and western markets, the Bahamas and the District of Columbia. Additionally, two of the divisions produce and sell other concrete products such as block, prestressed and precast beams, and resell purchased building materials related to the use of ready-mixed concrete and concrete block. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. Our Asphalt mix and Concrete segment is almost wholly supplied with its aggregates requirements from our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material utilized in the production of asphalt mix and concrete. Customers for our Asphalt mix and Concrete segment are generally served locally from our production facilities or by truck. Because ready-mixed concrete and asphalt mix harden rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing facility. Our Asphalt mix and Concrete segment constituted approximately 32%, 24% and 24% of our sales dollars before the elimination of intersegment sales in 2008, 2007 and 2006, respectively.
The crushed rock, sand and gravel used as raw materials by our Asphalt mix and Concrete segment are almost wholly supplied by our Aggregates segment. Therefore, like the Aggregates segment, the Asphalt mix and Concrete segment relies upon our reserves of aggregates. Concrete production also requires cement. In the Florida market, our requirement for cement for concrete production is substantially supplied by our Florida Rock Division. In other markets, we purchase cement from third party suppliers. The asphalt production process also requires liquid asphalt. We do not anticipate any material difficulties in obtaining the raw materials necessary for this segment to operate.
Cement Segment Overview
Our Newberry, Florida cement plant produces Portland and masonry cement which is sold in both bulk form and bags to the concrete products industry. The Brooksville, Florida plant produces calcium products for the animal feed, paint, plastics and joint compound industries. The Tampa, Florida facility imports cement and slag where some of the imported cement is resold and the balance of the cement is blended, bagged or reprocessed into specialty cements which are then sold. The slag is ground and sold in blended or unblended form. The Port Manatee, Florida facility imports clinker that is ground into bulk cement and sold.
The Cement segment’s largest customer is our Asphalt mix and Concrete segment.
We are in the process of expanding our Newberry facility to double its production capacity. Construction began on this project in 2006 and is expected to be completed in the second half of 2009. The Newberry cement plant is supplied by limestone mined at the facility. The limestone reserves at the Newberry cement facility total 194.7 million tons, or 75 years of life at expected production rates based on the increased plant capacity.

The Brooksville calcium facility is supplied by high quality calcium carbonate material mined at the Brooksville quarry. The calcium carbonate reserves at this quarry total approximately 6.9 million tons, or 9 years of life at expected production rates and based on a lease termination.
Identifiable Assets, Gross Profit, Sales and Primary Customers by Segment

	Aggregates	Asphalt mix and Concrete	Cement	Total[2]
Identifiable Assets[1] (Millions of dollars)
2008	$7,528.2	$767.6	$435.2	$8,914.2
2007	7,207.8	875.6	587.9	8,936.4
2006	2,889.3	313.5	0	3,427.8

Gross Profit[1] (Millions of dollars)
2008	$657.6	$74.4	$17.7	$749.7
2007	828.7	122.2	0	950.9
2006	819.0	112.9	0	931.9

Net Sales[1] (Millions of dollars)
2008	$2,406.8	$1,201.2	$106.5	$3,453.1
2007	2,448.2	765.9	14.1	3,090.1
2006	2,405.5	760.9	0	3,041.1

Approximate % of 2008 Sales Dollars[3]	65%	32%	3%

Principal Products	crushed stone	asphalt mix	Portland cement
	sand and gravel	ready-mixed concrete	Masonry cement
		concrete block
		prestressed and precast
		concrete products

End Use	public construction	public construction	public construction
	private nonresidential	private nonresidential	private nonresidential
	private residential	private residential	private residential
	railroad ballast
	agricultural
	chemical

Methods of Distribution	truck, rail, barge and	truck	truck and rail
	ocean-going vessels

Customers	asphalt mix and ready-mixed	road and highway contractors	ready-mixed concrete producers
	concrete producers	nonresidential building	concrete products producers
	concrete products producers	contractors	our Asphalt mix and Concrete segment
	construction contractors	nonresidential parking lot
	railroads	contractors
	our Asphalt mix and	residential contractors
	Concrete segment

[1]	Amounts exclude Florida Rock prior to the November 16, 2007 merger with Vulcan.

[2]	The total of identifiable assets includes general corporate assets and cash items of $183.2 million in 2008, $265.1 million in 2007 and $225.0 million in 2006. The total net dollar sales includes the elimination of intersegment sales of $261.4 million in 2008, $138.1 million in 2007 and $125.3 million in 2006.

[3]	Net sales excluding the elimination of intersegment sales.
As shown in the table above, primary end uses for our products include public construction, such as highways, bridges, airports, schools, prisons and other public buildings, as well as private nonresidential (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (i.e., single-family and multi-family). Following is a more detailed discussion of the most significant of these end uses.

End Markets
Public — This construction end market is generally the most aggregates intensive. The primary end uses include transportation-related infrastructure such as highways, bridges and airports as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams and reservoirs. Public buildings for government and education are also important end markets for consumption of our products. Construction for power plants and other utilities is funded from both public and private sources. In 2008, publicly funded construction accounted for 45% of our total aggregates shipments.
Generally, public sector construction spending is more stable than in the private end markets, in part because public sector spending is less sensitive to interest rates and often is supported by multi-year legislation and programs. Public construction projects are typically funded through a combination of federal, state and local sources. The federal transportation bill is the principal source of federal funding for public infrastructure and transportation projects. Federal highway spending is primarily determined by a six-year authorization bill, now covering fiscal years 2004-2009, and annual budget appropriations using funds largely taken from the Federal Highway Trust Fund, which receives taxes on gasoline and other levies. Specific highway and bridge projects are typically managed by state transportation departments, which obligate their portion of federal revenues and supplement this federal funding with state fuel taxes, vehicle registration fees and general fund appropriations. States also transfer funds to counties and municipalities to fund local street construction and maintenance. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. Other public infrastructure construction includes airports, sewer and waste disposal systems, water supply systems, dams, reservoirs and government buildings. Construction for power plants and other utilities is funded from both public and private sources.
The American Recovery and Reinvestment Act of 2009 (the Act) was signed into law on February 17, 2009 for the purpose of creating jobs and restoring economic growth through, among other things, the modernization of America’s infrastructure and the enhancement of its energy resources. Since the Act is expected to generate significant construction spending, demand for our products should increase. The Act allocates $27.5 billion for highways and bridges. Also, construction activity will increase due to spending allocated to the following areas: $1.1 billion for airports; $8.4 billion for mass transit; $8.0 billion for high speed rail; $4.6 billion for the Army Corps of Engineers; $6.0 billion for water and sewer projects; $4.2 billion for United States Department of Defense facilities; $6.4 billion to clean nuclear weapon sites; $6.0 billion to subsidize loans for renewable energy; $20 billion for renewable energy tax incentives; $6.3 billion to states for energy efficiency and clean energy grants; $8.8 billion for the renovation of schools; and $6.6 billion for a first time homebuyer credit of $8,000. The effects of the Act will not be felt for several months because Congress will have to appropriate funds for these programs and each state will have to take appropriate measures to take advantage of such funding. We expect that the economic stimulus plan will provide incremental demand for our major product lines starting in the second half of 2009. We cannot predict the full impact of the spending under the Act on our business, and the extent and timing of the spending is uncertain at this time.
Private — This construction end market includes both nonresidential and residential construction. In 2008, privately-funded construction accounted for 55% of our total aggregates shipments.
Private nonresidential construction includes a wide array of project types and generally is more aggregates intensive than residential construction but less aggregates intensive than public construction. Overall demand in private nonresidential construction is generally driven by job growth, vacancy rates, private infrastructure needs and demographic trends. Strong corporate profits and growth of the private workforce generate demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, churches and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply its parts and assemblies. Additionally, construction activity in this end market is influenced by a firm’s ability to finance and the cost of such financing.
The majority of residential construction activity is for single-family houses with the remainder consisting of multi-family construction (i.e., two family houses, apartment buildings and condominiums). Public housing comprises a small portion of the housing supply. Household formation is a primary driver of housing demand along with mortgage rates. In the last 10 years, the number of households in the United States has increased 11% from 103.2 million to 114.6 million, or approximately 15% on average, in the markets we serve. Construction activity in this end market is influenced by the cost and availability of mortgage financing. Demand for our products generally occurs early in the infrastructure phase of residential construction and later as part of the foundation, driveway or parking lot.
Other
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
Seasonality and Cyclical Nature of Our Business
Virtually all our products are produced and consumed outdoors. Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that seasonal changes and other weather-related conditions can have on the production and sales volumes of our products. Normally, the highest sales and earnings are attained in the third quarter and the lowest are realized in the first quarter. Furthermore, our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending. These cyclical swings are further affected by fluctuations in interest rates, and demographic and population fluctuations.
Financial Results
Net sales, total revenues, earnings from continuing operations, earnings from continuing operations per common share, total assets, long-term obligations and cash dividends declared per common share for the five years ended December 31, 2008, are reported under Item 6 “Selected Financial Data” below.
Competition and Customers
The products of all of our reporting segments are marketed under highly competitive conditions, including competition in price, service and product performance. In most of the markets we serve, there are a substantial number of competitors.
We are the largest producer of construction aggregates in the United States. We estimate that the 10 largest aggregates producers in the nation produce 35% to 40% of all aggregates in the U.S. There are many small, independent producers of aggregates, resulting in highly fragmented markets in some areas. Therefore, depending on the market, we may compete with a number of large regional and small local producers. Since construction aggregates are expensive to transport relative to their value, an important competitive factor in the construction aggregates business is the transportation cost necessary to deliver product to the location where it is used. We focus on serving metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. They often consist of a single metropolitan area or one or more counties or portions thereof when transportation is by truck only. Truck delivery accounts for approximately 84% of our total aggregates shipments. Additionally, sales yards and other distribution facilities located on waterways and rail lines allow us to reach markets that do not have locally available sources of aggregates. We sell a relatively small amount of construction aggregates outside of the United States. Long-lived assets outside the United States are reported in Note 15 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” below.
Zoning and permitting regulations have made it increasingly difficult to expand existing quarries or to develop new quarries in some markets. Although we cannot predict what governmental policies will be adopted in the future that might affect our industry, we believe that future zoning and permitting costs will not have a materially adverse effect on our business. However, land use restrictions in some markets could make zoning and permitting more difficult. Any such restrictions, while potentially curtailing expansion in certain areas, could also enhance the value of our reserves at existing locations.

The customers for each of our reporting segments and the methods of distribution to such customers are detailed in the table under Item 1 “Business” of this report. No material part of our business is dependent upon one or a few customers, the loss of which would have a material adverse effect on our business. In 2008, our top five customers accounted for 3.8% of our total revenues (excluding internal sales), and no single customer accounted for more than 2% of our total revenues. Our products are sold principally to private industry and not directly to governmental entities. Although historically over 40% of our sales have on average gone into publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding of publicly funded construction can curtail construction spending, our business is not directly subject to renegotiation of profits or termination of contracts as a result of state or federal government elections.
Research and Development Costs
We conduct research and development and technical service activities at our facility in Birmingham, Alabama. In general, our research and development efforts are directed toward new and more efficient uses of our products. We spent approximately $1,546,000 in 2008, $1,617,000 in 2007 and $1,704,000 in 2006 on such activities.
Environmental Costs and Governmental Regulation
Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, water discharge, air quality, dust control, zoning and permitting. We estimate that capital expenditures for environmental control facilities in 2009 and 2010 will be approximately $10,131,000 and $17,467,000, respectively.
Frequently we are required by state and local regulations or contractual obligations to reclaim our former mining sites. In accordance with Statement of Financial Accounting Standards (SFAS) No.143, “Accounting for Asset Retirement Obligations,” these reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost of a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations are reviewed at least annually. See Notes 1 and 17 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” below. Reclaimed quarries often have potential for use in commercial or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability.
Patents and Trademarks
As of February 25, 2009, we do not own or have a license or other rights under any patents, trademarks or trade names that are material to any of our reporting segments.
Other Information Regarding Vulcan
Our principal sources of energy are electricity, diesel fuel, natural gas and coal. We do not anticipate any difficulty in obtaining sources of energy required for our operation of any of our reporting segments.
As of January 1, 2009, we employed 9,320 people, a reduction of 1,202 from January 1, 2008. Of these employees, 927 are represented by labor unions. We do not anticipate any significant issues with such unions in 2009.
We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding our business.
Investor Information
We make available on our website, www.vulcanmaterials.com, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov). The public may read and copy materials filed with the SEC at the Public Reference Room of the SEC at 100 F Street,

NE, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
We have a Business Conduct Policy applicable to all employees and directors. Additionally, we have adopted a Code of Ethics for the CEO and Senior Financial Officers. Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC. Our Board of Directors has also adopted Corporate Governance Guidelines and charters for its Audit Committee, Compensation Committee, and Governance Committee that are designed to meet all applicable SEC and New York Stock Exchange regulatory requirements. Each of these documents is available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
Item 1A. Risk Factors
An investment in our common stock involves risks. You should carefully consider the following risks, together with the information included in or incorporated by reference in this report, before deciding whether an investment in our common stock is suitable for you. If any of these risks actually occurs, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading prices of our common stock could decline, and you might lose all or part of your investment.
Risks and Uncertainties Related to the Florida Rock Merger
We may fail to realize the anticipated benefits of the Florida Rock merger — The Florida Rock merger involves the integration of two companies that previously had operated independently, each with its own business, customers, employees, culture and systems. To realize the anticipated benefits from the mergers, we must successfully combine the businesses of Vulcan and Florida Rock in a manner that permits, among other things, earnings growth and cost savings. In addition, we must achieve these savings without adversely affecting revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected.
Our incurrence of additional debt to finance a portion of the Florida Rock merger significantly increased our interest expense, financial leverage and debt service requirements — We have incurred considerable short-term and long-term debt to finance the Florida Rock merger. Incurrence of this debt significantly increased our leverage and caused a downgrade in our credit rating. There may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows and operating results.
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
Risks and Uncertainties Related to Other Aspects of Our Business
Construction, both commercial and residential, is dependent upon the overall U.S. economy which remains weak and could weaken further — Commercial and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise, and when the economy is weak, construction levels fall. The overall U.S. economy has been hurt by the changes in the financial services sector, including failures of several large financial institutions, significant merger and acquisition activity within that industry, and the resulting lack of credit availability. The commercial construction market declined in 2008, due mostly to disruptions in credit availability and was felt most significantly starting in September 2008. Also, continued weakness in the residential construction market negatively affected the commercial construction market. The residential construction market further softened in 2008 as a result of the housing market downturn. The overall weakness in the economy and the crisis in the credit markets could cause commercial and residential construction to remain at low levels or weaken further.
The collapse of the subprime mortgage market and, in turn, the housing market could continue to negatively affect demand for our products — In most of our markets, particularly Florida and California, sales volumes have been negatively impacted by the collapse of the subprime mortgage market and a significant decline in residential construction. Our sales volumes and earnings could continue to be depressed and negatively impacted by this segment of the market until these slowdowns in residential construction improve.
A decline in public sector construction and reductions in governmental funding could adversely affect our operations and results — In 2008, 45% of our sales volume of construction aggregates was made to contractors on publicly funded construction. If, as a result of a loss of funding or a significant reduction in state or federal budgets, spending on publicly funded construction were to be reduced significantly, our earnings and cash flows could be negatively affected.
Difficult and volatile conditions in the credit markets could affect our financial position, results of operations and cash flows — The current credit environment has negatively affected the U.S. economy and demand for our products. Commercial and residential construction could continue to decline if companies and consumers are unable to finance construction projects or if the economic slowdown continues to cause delays or cancellations of capital projects. State and federal budget issues may negatively affect the funding available for infrastructure spending unless the economic stimulus plan provides the requisite funding.
A recessionary economy can also increase the likelihood we will not be able to collect on our accounts receivable from our customers. We have experienced a delay in payment from some of our customers during this economic downturn.
The current credit environment has limited our ability to issue commercial paper. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Interest rates on new issuances of long-term public debt in the market have increased, reflecting higher credit and risk premiums. There is no guarantee we will be able to access the capital markets at economical interest rates, which could negatively affect our business.
We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. We are also exposed to risks from tightening credit markets, through the interest payable on our outstanding short-term debt and the interest cost on our commercial paper, to the extent it is available to us. While it is the objective of management to maintain our credit ratings at investment grade levels, we cannot be assured these ratings will remain at those levels. While management believes we will continue to have adequate credit available to meet our needs, there can be no assurance of such credit availability.
Weather can materially affect our quarterly results — Almost all of our products are used in the public or private construction industry, and our production and distribution facilities are located outdoors. Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand since their work also can be hampered by weather. Therefore, our results can be negatively affected by inclement weather.
Within our local markets, we operate in a highly competitive industry — The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. However, in most markets, we also compete against large private and public companies. This results in intense competition in a number of markets in which we operate. Significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our earnings and cash flows.

Our long-term success is dependent upon securing and permitting aggregates reserves in strategically located areas — Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites. New quarry sites often take a number of years to develop, so our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to secure operating and environmental permits to operate at those sites.
We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential supply constraints and significant price fluctuation — In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Variability in the supply and prices of these resources could materially affect our operating results from period to period and rising costs could erode our profitability.
We use estimates in accounting for a number of significant items. Changes in our estimates could affect our future financial results — As discussed more fully in “Critical Accounting Policies” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, we use significant judgment in accounting for goodwill and goodwill impairment; impairment of long-lived assets excluding goodwill; reclamation costs; pension and other postretirement benefits; environmental compliance; claims and litigation including self-insurance; and income taxes. Although we believe we have sufficient experience and reasonable procedures to enable us to make appropriate assumptions and formulate reasonable estimates, these assumptions and estimates could change significantly in the future and could result in a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty — We are involved in several class action and complex litigation proceedings, some arising from our previous ownership and operation of our Chemicals business. Although we divested our Chemicals business in June 2005, we retained certain liabilities related to the business. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of a loss contingency. Furthermore, unfavorable results in one or more of these actions could result in an adverse effect on our consolidated financial position, results of operations, or cash flows. For a description of our current legal proceedings see Note 12 “Other Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data” below.
The costs of providing pension and healthcare benefits to our employees have risen in recent years. Continuing increases in such costs could negatively affect our earnings — The costs of providing pension and healthcare benefits to our employees have increased substantially over the past several years. We have instituted measures to help slow the rate of increase. However, if these costs continue to rise, this could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Our industry is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are highly sensitive to changes in volume — Due to the high levels of fixed capital required for the extraction and production of construction aggregates, profitability as measured in absolute dollars and as a percentage of net sales (“margins”) can be greatly impacted due to changes in volume.

Our products generally must be transported by truck, rail, barge or ship, usually by third party providers. Significant delays or increased costs affecting these transportation methods could materially affect our operations and earnings — Our products are distributed either by truck to local markets or by rail, barge or oceangoing vessel to remote markets. Costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Additionally, inclement weather, including hurricanes, tornadoes and other weather events, can negatively impact our distribution network.
Our future success depends greatly upon attracting and retaining qualified personnel, particularly in sales and operations — A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified personnel, particularly in the areas of sales and operations, is affected by changing demographics of the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.
Changes in legal requirements and governmental policies concerning zoning land use, environmental and other areas of the law impact our business — Our operations expose us to the risk of material environmental liabilities. Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite our compliance efforts there is the inherent risk of liability in the operation of our business, especially from an environmental standpoint. These potential liabilities could have an adverse impact on our operations and profitability. Our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.
Our future growth is dependent in part on acquiring other businesses in our industry and successfully integrating them with our existing operations — The expansion of our business is dependent in part on the acquisition of existing businesses that own aggregates reserves. Our constrained credit and financing opportunities make it more difficult to capitalize on potential acquisitions. Additionally, with regard to the acquisitions we are able to complete, our future results will be dependent in part on our ability to successfully integrate these businesses with our existing operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We have 222 sites at which we engage in the extraction of stone, sand and gravel. Of these, 219 are located in the United States, one in Mexico, one in the Bahamas and one in Canada. We also have 89 sales yards used for the distribution of stone, sand and gravel not located at the extraction facilities. The following map shows the locations of our stone and sand and gravel production facilities and our aggregates distribution yards as of December 31, 2008.
Our current estimate of 13.3 billion tons of proven and probable aggregates reserves reflects an increase of 0.6 billion tons from the estimate at the end of 2007. We believe that the quantities of proven and probable reserves at our aggregates facilities are sufficient to result in an average life of approximately 51.7 years at present operating levels. In calculating the average life of 51.7 years, we assumed an annual aggregates production rate of 257 million tons. See footnote 1 to the following table for a description of our method employed for estimating the life of reserves. This table presents, by regional division, the estimated aggregates reserve life and the percentage of aggregates reserves by rock type.

		Percentage of Aggregates Reserves by Rock Type
	Estimated Years				Sand &
	of Life (1)	Sedimentary	Metamorphic	Igneous	Gravel
By Regional Division:
Mideast	66	20.6%	13.5%	64.2%	1.7%
Midsouth	69	100.0%	0.0%	0.0%	0.0%
Midwest	63	98.8%	0.0%	0.0%	1.2%
Southeast	56	1.3%	94.2%	4.5%	0.0%
Southern and Gulf Coast	46	96.3%	0.5%	0.8%	2.4%
Southwest	39	98.8%	0.0%	0.4%	0.8%
Western	27	0.0%	0.0%	23.0%	77.0%
Florida Rock	30	34.2%	0.0%	1.4%	64.4%

Total	52	51.4%	20.2%	19.4%	9.0%

(1)	Estimated years of life of aggregates reserves are based on the average annual rate of production of each regional division for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary. For 2008, the total three-year average annual rate of production was 257 million tons, as described above. These production rates include Florida Rock’s production for periods prior to the November 16, 2007 acquisition by Vulcan.
The foregoing estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation, subject to permit restrictions.
Of the 222 permanent reserve-supplied aggregates production facilities which we operate, 86 (representing 49% of total reserves) are located on owned land, 45 (representing 21% of total reserves) are on land owned in part and leased in part, and 91 (representing 30% of total reserves) are on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates, which range from 2009 to 2159. Most of our leases have renewal options to extend them well beyond their current terms at our discretion.
The following table provides specific information regarding our 10 largest active aggregates facilities determined on the basis of the quantity of aggregates reserves. None of our aggregates facilities contributes more than 5% to our net sales.

			Estimated
			Years of Life		Lease
		Average Annual	At Average		Expiration
Location	Rock	Production Rate	Rate of	Nature of	Date, if	Distribution
(nearest major metropolitan area)	Product	(millions of tons)	Production (1)	Interest	Applicable	Method
Playa del Carmen (Cancun), Mexico	Sedimentary	9.8	69	Owned	—	oceangoing vessel, truck
Hanover (Harrisburg), Pennsylvania	Sedimentary	3.4	Over 100	Owned	—	truck, rail
McCook (Chicago), Illinois	Sedimentary	7.4	61	Owned	—	truck
Dekalb (Chicago), Illinois	Sedimentary	0.8	Over 100	Owned	—	truck
Grayson (Atlanta), Georgia	Metamorphic	1.4	Over 100	Owned	—	truck
Rockingham (Charlotte), North Carolina	Igneous	4.2	60	27% Leased 73% Owned	(2)	truck, rail
1604 Stone (San Antonio), Texas	Sedimentary	3.6	60	Leased	2035	truck
Gold Hill (Charlotte), North Carolina	Metamorphic	1.3	Over 100	33% Leased 67% Owned	(3)	truck
Geronimo (San Antonio), Texas	Sedimentary	0.4	Over 100	Leased	(4)	truck
Grand Rivers (Paducah), Kentucky	Sedimentary	7.2	26	Leased	(5)	truck, rail, barge

(1)	Estimated years of life of aggregates reserves are based on the average annual rate of production of the facility for the most recent three-year period, except that if reserves are acquired or if production has been reactivated during that period, the estimated years of life are based on the annual rate of production from the date of such acquisition or reactivation. Revisions may be necessitated by such occurrences as changes in zoning laws governing facility properties, changes in aggregates specifications required by major customers and passage of government regulations applicable to aggregates operations. Estimates also are revised when and if additional geological evidence indicates that a revision is necessary.

(2)	Leases expire as follows: 81% in 2025 and 19% in 2027.

(3)	Leases expire as follows: 73% in 2058 and 27% in 2044.

(4)	Lease renewable by us through 2044.

(5)	Lease does not expire until reserves are exhausted. The surface rights are owned by us.
Our Cement segment operates two quarries for its raw materials: the Newberry, Florida quarry, which has limestone reserves of 194.7 million tons, or 75 years of life at expected future production rates; and the Brooksville, Florida quarry, which has calcium carbonate reserves of 6.9 million tons, or 9 years of life based on expected production rates and a lease termination.

Other Properties
We also operate 124 concrete plants, 41 asphalt mix plants, 4 cement facilities and 1 calcium plant as noted in the following map.
Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2013, with two five-year renewal periods, and consists of approximately 184,125 square feet. The annual rental cost for the current term of the lease is $3.4 million.
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
See Note 12 “Other Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data” below for a discussion of our material legal proceedings.
In addition to our legal proceedings listed in Note 12, we have one environmental penalty in excess of $100,000. During November 2008, we received an Administrative Civil Liability complaint from the California Bay Area Regional Water Quality Control Board, related to a discharge of water and sediment that occurred at our Pleasanton, California aggregates facility in April 2007. The complaint alleged that the discharge violated provisions of the California Water Code and the facility’s National Pollutant Discharge Elimination System (NPDES) permit. We paid a civil penalty of $190,000 on February 5, 2009, in full settlement of this matter.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.
Executive Officers of the Registrant

The names, positions and ages, as of February 28, 2009, of our executive officers are as follows:

Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	60
Guy M. Badgett, III	Senior Vice President, Construction Materials Group	60
Robert A. Wason IV	Senior Vice President, General Counsel	57
Ronald G. McAbee	Senior Vice President, Construction Materials-West	61
Daniel F. Sansone	Senior Vice President, Chief Financial Officer	56
Danny R. Shepherd	Senior Vice President, Construction Materials-East	57
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	51
The principal occupations of the executive officers during the past five years are set forth below:
Donald M. James was named Chief Executive Officer and Chairman of the Board of Directors in 1997.
Guy M. Badgett, III, was elected Senior Vice President, Construction Materials Group in February 1999.
Robert A. Wason IV was elected Senior Vice President, General Counsel in August 2008. Before that he had served as Senior Vice President, Corporate Development since December 1998.
Ronald G. McAbee was elected Senior Vice President, Construction Materials-West in February 2007. Prior to that date, he served as President, Western Division from June 1, 2004 through January 31, 2007. Prior to that he served as President, Mideast Division.
Daniel F. Sansone was elected Senior Vice President, Chief Financial Officer in May 2005. Prior to that date, he served as President, Southern and Gulf Coast Division from July 23, 1999 through May 12, 2005.

Danny R. Shepherd was elected Senior Vice President, Construction Materials-East in February 2007. Prior to that date, he served as President, Southeast Division from May 1, 2002 through January 31, 2007.
Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed Chief Information Officer in February 2000.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 16, 2009, the number of shareholders of record was 5,284. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2008 and 2007.

	Common Stock Prices
2008	High	Low	Dividends Declared
First Quarter	$79.75	$60.20	$0.49
Second Quarter	84.73	59.26	0.49
Third Quarter	100.25	49.39	0.49
Fourth Quarter	77.95	39.52	0.49

2007	High	Low
First Quarter	$125.79	$87.27	$0.46
Second Quarter	128.62	111.46	0.46
Third Quarter	116.52	80.50	0.46
Fourth Quarter	96.09	77.04	0.46
Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent on average with the payout record of past years, while maintaining debt ratios within what we believe to be prudent and generally acceptable limits. The future payment of dividends, however, will be within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, debt reduction, growth, business opportunities and other factors which our Board of Directors may deem relevant. We are not a party to any contracts or agreements that currently materially limit, or are likely to limit in the future, our ability to pay dividends.
Issuer Purchases of Equity Securities
We did not have any repurchases of stock during the fourth quarter of 2008. We did not have any unregistered sales of equity securities during the fourth quarter of 2008.

Item 6. Selected Financial Data
The selected statement of earnings, per share data and balance sheet data for each of the five years ended December 31, 2008, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” below.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in millions, except per share data)
Net sales	$3,453.1	$3,090.1	$3,041.1	$2,615.0	$2,213.2
Total revenues	$3,651.4	$3,327.8	$3,342.5	$2,895.3	$2,454.3

Gross profit	$749.7	$950.9	$931.9	$708.8	$584.3
Earnings (loss) from continuing operations(1)	$(1.7)	$463.1	$480.2	$344.1	$262.5
Earnings (loss) on discontinued operations, net of tax(2)	(2.4)	(12.2)	(10.0)	44.9	26.2
Net earnings (loss)	$(4.1)	$450.9	$470.2	$389.1	$288.7
Basic — per share:
Earnings (loss) from continuing operations before cumulative effect of accounting changes	$(0.02)	$4.77	$4.92	$3.37	$2.56
Discontinued operations	(0.02)	(0.12)	(0.10)	0.44	0.26
Net earnings (loss)	$(0.04)	$4.65	$4.82	$3.81	$2.82
Diluted — per share:
Earnings (loss) from continuing operations before cumulative effect of accounting changes	$(0.02)	$4.66	$4.81	$3.31	$2.53
Discontinued operations	(0.02)	(0.12)	(0.10)	0.43	0.25
Net earnings (loss)	$(0.04)	$4.54	$4.71	$3.74	$2.78

Total assets	$8,914.2	$8,936.4	$3,427.8	$3,590.4	$3,667.5
Long-term obligations	$2,153.6	$1,529.8	$322.1	$323.4	$604.5
Shareholders’ equity	$3,522.7	$3,759.6	$2,010.9	$2,133.6	$2,020.8
Cash dividends declared per share	$1.96	$1.84	$1.48	$1.16	$1.04

(1)	Earnings (loss) from continuing operations during 2008 includes an after tax goodwill impairment charge of $227.6 million, or $2.07 per diluted share, related to our Cement segment in Florida.

(2)	Discontinued operations include the results from operations attributable to our former Chloralkali and Performance Chemicals businesses, divested in 2005 and 2003, respectively.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Vulcan provides the basic materials for the infrastructure needed to drive the U.S. economy. We are the nation’s largest producer of construction aggregates — primarily crushed stone, sand and gravel — a major producer of asphalt mix and concrete and a leading producer of cement in Florida.
Segments
Our four operating segments are organized around our principal product lines: aggregates, asphalt mix, concrete and cement. For reporting purposes, we have combined our Asphalt mix and Concrete segments into one reporting segment as the products are similar in nature and the businesses exhibit similar economic characteristics, product processes, types and classes of customer, methods of distribution and regulatory environments. Management reviews earnings for the product line reporting units principally at the gross profit level.
Our Aggregates segment mines, processes, distributes and sells crushed stone, sand and gravel. Our Asphalt mix and Concrete segment produces and sells asphalt mix, ready-mixed concrete, concrete block, prestressed concrete beams and precast concrete, and sells other building materials. Our Cement segment mines limestone feedstock and produces and sells Portland cement and masonry cement. It also imports, grinds, blends and sells cement and slag, and produces and sells calcium products.
Products
We operate primarily in the United States and our principal product — aggregates — is consumed in virtually all types of publicly and privately funded construction. During 2008, we shipped 204.3 million tons into 23 states, the District of Columbia, the Bahamas, Canada, the Cayman Islands, Chile and Mexico from 331 aggregates production facilities and sales yards. Our ten largest states, measured by our aggregates shipments, accounted for 82% of our total aggregates shipments. Reserves largely determine the ongoing viability of an aggregates business. Our current estimate of 13.3 billion tons of zoned and permitted aggregates reserves represents a net increase of 5.0 billion tons since the end of 1998. We believe that these reserves are sufficient to last, on average, 51.7 years at current annual production rates. While aggregates are our primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and concrete, can be managed effectively in certain markets to generate acceptable financial returns. As such, we evaluate the structural characteristics of individual markets to determine the appropriateness of an aggregates-only or vertical integration strategy.
For a discussion of End Markets, Competition and Customers, and Seasonality and Cyclical Nature of Our Business, see Item 1 Business above.
Other
On November 16, 2007, we acquired 100% of the outstanding common stock of Florida Rock Industries, Inc. (Florida Rock), a leading producer of construction aggregates, cement, concrete and concrete products in the southeastern and mid-Atlantic states, in exchange for cash and stock of approximately $4.2 billion based on the closing price of Vulcan common stock on November 15, 2007. The acquisition further diversified the geographic scope of Vulcan’s operations, expanding our presence in attractive Florida markets and in other high-growth southeastern and mid-Atlantic states, and adding approximately 1.6 billion tons of proven and probable aggregates reserves and 0.1 billion tons of proven and probable cement and calcium carbonate reserves in many markets where reserves are increasingly scarce.
In June 2005, we sold our Chemicals business as presented in Note 2 to the consolidated financial statements and, accordingly, its results are reported as discontinued operations in the accompanying Consolidated Statements of Earnings.
In the discussion that follows, continuing operations consist of our Construction Materials business, which is organized into three reportable segments: Aggregates; Asphalt mix and Concrete; and Cement. The results of operations discussed below include Florida Rock for the periods from November 16, 2007 through December 31, 2007 and January 1, 2008 through December 31, 2008. Discontinued operations, which consist of our former Chemicals business, are discussed separately. In the comparative analysis, segment revenue at the product line level includes intersegment sales. Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which management reviews results of operations.
Results of Operations
2008 versus 2007
The financial and economic turmoil in the U.S. is unprecedented and the external factors affecting the construction industry continue to present unique challenges for our business. Aggregates demand and our shipments have declined for three consecutive years. Our legacy aggregates shipments in 2008 were down 30% from the peak level achieved in 2005. Throughout 2008, we focused aggressively on controlling costs while realizing higher pricing for our products reflecting their value in the attractive markets we serve. We reduced our operating costs by limiting operating hours, streamlining our work force, and focusing on production efficiencies in the face of a sharp decline in demand for our products. As a result of these actions, the cash earnings per ton of aggregates in our legacy operations increased over 50% from the 2005 level, which was a year of peak demand for aggregates. The cash earnings generated on each ton of aggregates sold in 2008 was higher than in any other period in our history. The increased level of unit profitability supports our optimism about the earnings potential of our business when demand begins to recover.
Net sales for 2008 of $3.5 billion reflected an increase of 12% from the prior year. This increase resulted from the inclusion of the former Florida Rock operations for the full year. Volumes were adversely affected by the continuing sharp downturn in construction activity. Pricing for our products remained strong and helped offset the earnings effects of lower volumes, higher energy-related costs, increased interest expense, as well as higher noncash charges for depreciation, depletion and amortization. The unit cost for diesel fuel and liquid asphalt increased 36% and 69%, respectively, from 2007 in our legacy operations. Net loss per diluted share was $0.04 in 2008 compared with net earnings of $4.54 per diluted share in 2007. The 2008 results include an estimated $227.6 million, or $2.07 per diluted share, after tax goodwill impairment charge referable to our Cement segment in Florida. The 2008 results also include net earnings per diluted share of $0.34 referable to the sale of quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition. Results in 2007 include net earnings per diluted share of $0.24 referable to the sale of real estate in California, net of the related incentives. Additionally, the higher energy-related costs lowered earnings per diluted share $0.86 compared with 2007.
Aggregates segment revenues decreased $41.4 million to $2,406.8 million compared with 2007, as the effect of lower volumes from legacy operations more than offset the effect of improved pricing and the inclusion of a full year of sales from the former Florida Rock aggregates operations. Compared with 2007, total aggregates shipments declined 12% while the average selling price increased 7%. Most of our geographic markets reported double-digit percentage declines in aggregates volumes except for markets in Texas and along the Central Gulf Coast. Gross profit for the Aggregates segment of $657.6 million declined 21% from 2007 as the earnings effects from the decline in legacy Vulcan shipments and sharply higher unit cost for diesel fuel more than offset the improvement in aggregates pricing and the inclusion of earnings from the former Florida Rock operations.
Asphalt mix and Concrete segment revenues increased $435.3 million to $1,201.2 million compared with 2007. Shipments of asphalt mix declined 9% in 2008 while concrete shipments increased significantly due to inclusion of a full year of sales from the former Florida Rock concrete operations. Asphalt mix prices increased 15% from 2007 while the unit cost of liquid asphalt rose 69%. Asphalt mix earnings decreased due principally to higher costs for liquid asphalt. Compared with 2007, gross profit for the Asphalt mix and Concrete segment decreased 39% to $74.4 million in 2008.
Revenues and gross profit for the Cement segment were $106.5 million and $17.7 million, respectively. The Cement segment was acquired in November 2007 as part of the Florida Rock acquisition, and therefore, no comparable revenues or earnings were reported for the first 10 months of 2007.
Selling, administrative and general expenses increased $53.0 million from 2007. This increase was primarily attributable to including a full year of expenses related to the former Florida Rock businesses, $10.5 million of expense related to the fair market value of donated property and $6.7 million related to the replacement of legacy information technology systems and the related consolidation of certain administrative support functions.
During 2008, we recorded an estimated $252.7 million pretax goodwill impairment charge related to our cement operations in Florida, representing the entire balance of goodwill at this reporting unit. There were no comparable charges in 2007.
During 2008, we recorded a $73.8 million pretax gain referable to the sale of quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition. During 2007, we recorded a $43.8 million pretax gain, net of transaction costs, on the sale of real estate in California.
Earnings from continuing operations before income taxes were $75.1 million, a decrease of $592.4 million from the prior year. In addition to the items noted above, higher interest expense contributed to this decrease in earnings. Interest expense, net of interest income, increased $128.1 million due primarily to debt incurred for the acquisition of Florida Rock.

Earnings from continuing operations before income taxes for 2008 versus 2007 are summarized below (in millions of dollars):

2007	$668

Lower aggregates earnings due to
Lower volumes	(210)
Higher selling prices	115
Higher costs	(76)
Lower asphalt mix and concrete earnings	(48)
Higher cement earnings	18
Higher selling, administrative and general expenses	(53)
Goodwill impairment — cement (estimated)	(253)
Gain on divestitures	74
Gain on 2007 sale of California real estate	(44)
Higher interest expense, net	(128)
All other	12

2008	$75

Earnings (loss) from continuing operations decreased to ($0.02) per diluted share in 2008 from $4.66 per diluted share in 2007. The goodwill impairment charge accounted for $2.07 per diluted share of the decline.
2007 versus 2006
Consolidated net sales increased 2% from the prior year to a record $3.1 billion. Continued strong growth in aggregates pricing during 2007 contributed to an increase in operating earnings year-over-year despite lower sales volumes across all principal product lines. The pricing momentum achieved in 2005 and 2006 continued in 2007, reflecting an environment that recognizes the high cost of replacing aggregates reserves in high growth metropolitan markets.
Aggregates segment revenues were $2,448.2 million in 2007, an increase of 2% from $2,405.5 in the prior year. Excluding the effects of the Florida Rock acquisition, revenues for Vulcan’s legacy Aggregates segment declined slightly as lower shipments were substantially offset by a 13% increase in average selling prices. Aggregates shipments during 2007 decreased approximately 9% from 2006 levels, primarily as a result of lower demand in the residential construction market. The impact of residential construction activity on shipments was partially offset by increased levels of highway construction and nonresidential building construction. Gross profit for the Aggregates segment increased $9.7 million, or 1%, over 2006. Unit costs for aggregates produced at legacy Vulcan operations increased in 2007 due principally to the effects of higher depreciation expense referable to recently completed capital projects coupled with a 10% reduction in production volumes. Additionally, unit costs for energy, such as diesel fuel and electric power, increased by approximately 7%. Higher costs for diesel fuel lowered gross profit from legacy Vulcan aggregates operations approximately $12 million.
Revenues for the Asphalt mix and Concrete segment increased slightly to $765.9 million in 2007 as compared to $760.9 million in 2006. Excluding the effects of the Florida Rock acquisition, revenues for Vulcan’s legacy Asphalt mix and Concrete segment decreased by $60.5 million, or 8%. Revenues for asphalt mix improved due to higher pricing, which more than offset a 9% decline in volumes. Concrete pricing improved 7%, but was more than offset by a 30% decline in volumes. Gross profit for the Asphalt mix and Concrete segment was mixed, with asphalt mix improving and concrete declining. Higher pricing for asphalt mix more than offset the lower volumes and higher prices for aggregates supplied internally. Unit costs for liquid asphalt remained at high levels in 2007 with little change when compared with the prior year. Higher pricing for concrete was more than offset by lower volumes and higher raw material costs, including aggregates supplied internally.
Revenues and gross profit for the Cement segment, all of which was acquired in the Florida Rock transaction, were immaterial to 2007 results of operations.
Operating earnings improved to $714.4 million, a 2.8% increase over 2006. The increase in operating earnings was due to the aforementioned higher pricing for each of our principal products and a $43.8 million gain on sale of real estate in California during the first quarter of 2007. Prior year results include a $24.8 million gain referable to the sale of contractual rights to mine a quarry in Atlanta, Georgia. These favorable contributions to operating earnings more than offset the effects of lower production levels, an increase in energy costs and Florida Rock transaction and integration related costs.
Earnings from continuing operations before income taxes were $667.5 million, a decrease of $36.0 million from the prior year. The 2006 earnings include a pretax gain of $28.7 million related to the increase in the carrying value of the contingent ECU (electrochemical unit) earn-out received in connection with the sale of our Chemicals business. The 2007 corresponding pretax gain from the ECU earn-out was $1.9 million. An increase of $21.9 million in interest expense also contributed to the decline in earnings from continuing operations before income taxes.
Earnings from continuing operations before income taxes for 2007 versus 2006 are summarized below (in millions of dollars):

2006	$703

Legacy Vulcan operations
Higher aggregates earnings	7
Higher asphalt mix and concrete earnings	7
Higher selling, administrative and general expenses	(13)
Gain on sale of California real estate	44
Gain on 2006 sale of contractual rights to mine	(25)
Lower gain on contingent ECU earn-out	(27)
All other Legacy	4
Florida Rock acquisition	(32)

2007	$668

Earnings from continuing operations decreased to $4.66 per diluted share from $4.81 per diluted share in 2006. Earnings per share in 2007 include the effects of the Florida Rock acquisition, including operating results, interest expense associated with the financing of the transaction, additional shares issued as part of the transaction, one-time expenses associated with executing the transaction and integrating the businesses, and depreciation associated with the write-up of assets to fair value in accordance with purchase accounting. Specifically, 2007 diluted earnings per share include approximately $0.13 per share due to one-time transaction related items, $0.12 per share related to higher interest expense attributable to the additional debt incurred to fund the transaction, and $0.07 per share due to the effect of additional shares issued as purchase consideration in the transaction.
Selling, Administrative and General
Selling, administrative and general expenses were $342.6 million in 2008 as compared with $289.6 million in the prior year. This increase was primarily attributable to the following: including a full year of expenses related to the former Florida Rock businesses; $10.5 million of expense related to the fair market value of donated property (a partially offsetting amount is recorded in gain on sale of property, plant & equipment and businesses, net as noted below); and $6.7 million related to the replacement of legacy information technology systems and the related consolidation of certain administrative support functions. Excluding the effects of the aforementioned items, selling, administrative and general expenses decreased approximately $30.0 million or 11% compared with the prior year, primarily as a result of lower performance-based compensation. Selling, administrative and general expenses as a percentage of net sales were 9.9% in 2008, up from the prior year’s 9.4%. In 2007, selling, administrative and general expenses increased $25.3 million or 9.6% from the 2006 level. This increase was partially attributable to selling, administrative and general expenses associated with the newly acquired Florida Rock operations as well as transaction and integration related costs. Excluding the effects of Florida Rock, during 2007 selling, administrative and general expenses increased approximately 5% over the 2006 level.
Goodwill Impairment
During 2008, we recorded an estimated $252.7 million pretax goodwill impairment charge related to our Cement segment in Florida, representing the entire balance of goodwill at this reporting unit. These operations were acquired as part of the Florida Rock transaction in November 2007. There were no charges for goodwill impairment in 2007 and 2006. For additional details regarding this impairment, see the Goodwill and Goodwill Impairment Critical Accounting Policy below.

Gain on Sale of Property, Plant & Equipment and Businesses, Net
During 2008, we recorded gains on the sale of property, plant & equipment and businesses of $94.2 million, an increase of $35.5 million from the prior year. Included in the 2008 gains was the aforementioned $73.8 million pretax gain referable to the sale of quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition. Also included was $10.4 million of gain related to the fair market value of donated property. During 2007, we recorded gains on the sale of property, plant & equipment and businesses of $58.7 million, an increase of $53.1 million from 2006. Included in the 2007 gains was a $43.8 million pretax gain, net of transaction costs, on the sale of real estate in California. As none of these asset sales met the definition of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), the gains were reported in continuing operations.
Other Operating (Income) Expense, Net
Other operating income, net of other operating expense, increased $5.9 million from the 2007 level to a net income of $0.4 million in 2008. Other operating expense, net of other operating income, increased $27.4 million from the 2006 level to a net expense of $5.5 million in 2007. The variance from 2006 resulted primarily from a $24.8 million pretax gain in 2006 from the sale of contractual rights to mine the Bellwood quarry in Atlanta, Georgia with no similar gain in 2007.
Other Income (Expense), Net
In 2008, other expense of $4.4 million declined $0.9 million from 2007. In 2007, other expense was $5.3 million compared to other income of $28.5 million in 2006. Gains attributable to increases in the carrying value of the ECU earn-out amounted to $1.9 million during 2007 compared with $28.7 million in 2006.
Interest Income
Interest income was $3.1 million in 2008 compared with $6.6 million in 2007. This decrease in interest income resulted primarily from lower average cash and cash equivalents balances resulting primarily from the financing requirements of the November 2007 Florida Rock acquisition. Interest income in 2007 increased $0.5 million from the 2006 level.
Interest Expense
Interest expense was $172.8 million in 2008 compared with the 2007 amount of $48.2 million. This increase in interest expense was due primarily to debt incurred for the acquisition of Florida Rock. Excluding capitalized interest credits, gross interest expense for 2008 was $187.1 million compared with $53.3 million in 2007 and $31.3 million in 2006. Interest expense was $48.2 million in 2007 compared with the 2006 amount of $26.3 million. The $21.9 million increase was due primarily to approximately $3.2 billion in borrowings to fund the cash portion of the consideration paid to acquire Florida Rock.
Income Taxes
Our 2008 effective tax rate for continuing operations was 102.2%, up 71.6 percentage points from 30.6% in 2007. This increase principally reflected the unfavorable impact of the goodwill impairment charge. Excluding the impact of the goodwill impairment charge, our 2008 effective tax rate for continuing operations was 31.1%, up 0.5 percentage points from 2007. The 2007 rate for continuing operations was down 1.1 percentage points from the 2006 rate of 31.7%. This decrease principally reflected a reduction in state income taxes and an increase in the tax benefit from contributions.
Discontinued Operations
In 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The purchaser also assumed certain liabilities related to the Chemicals business, including the obligation to monitor and remediate all releases of hazardous materials at or from the Wichita, Geismar and Port Edwards plant facilities. The decision to sell the Chemicals business was based on our desire to focus our resources on the Construction Materials business. Financial results referable to our Chemicals business are reported in discontinued operations for all periods presented.
The transaction, which was structured as a sale of assets, involved initial cash proceeds, contingent future proceeds under two earn-out provisions and the transfer of certain liabilities. At the closing date, the fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, was expected to exceed the net carrying value of the assets and liabilities sold. However, pursuant to SFAS No. 5, “Accounting for Contingencies,” since the proceeds under the earn-out agreements were contingent in nature, no gain was recognized on the Chemicals sale and the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128.2 million. Furthermore, under SAB Topic 5:Z:5, upward adjustments to the fair value of the ECU earn-out subsequent to closing, which totaled $51.3 million, were recorded in continuing operations, and therefore did not contribute to the gain or loss on the sale of the Chemicals business. Ultimately, gain or loss on disposal will be recognized to the extent future cash receipts under the 5CP (hydrochlorocarbon product HCC-240fa) earn-out related to the remaining performance period from January 1, 2009 to December 31, 2012 exceed or fall short of its $10.8 million December 31, 2008 carrying amount.
Pretax operating results from discontinued operations were a loss of $4.1 million in 2008 compared with a loss of $19.3 million in 2007. These operating losses reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses. For additional information regarding discontinued operations, see Note 2 to the consolidated financial statements.
Accounting Changes
FAS 157 — On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2 (FSP FAS 157-2). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 for financial assets and liabilities had no effect on our results of operations, financial position or cash flows. Additionally, its adoption resulted in no material changes in our valuation methodologies, techniques or assumptions for such assets and liabilities. See Note 1 to the consolidated financial statements under the caption Fair Value Measurements for disclosures related to financial assets and liabilities pursuant to the requirements of FAS 157.
FAS 158 — On January 1, 2008, we adopted the measurement date provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). In addition to the recognition provisions (which we adopted December 31, 2006), FAS 158 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement was effective for fiscal years ending after December 15, 2008. Upon adopting the measurement date provision, we remeasured plan assets and benefit obligations as of January 1, 2008, pursuant to the transition requirements of FAS 158. The transition adjustment resulted in an increase to noncurrent assets of $15.0 million, an increase to noncurrent liabilities of $2.2 million, an increase to deferred tax liabilities of $5.1 million, a decrease to retained earnings of $1.3 million and an increase to accumulated other comprehensive income, net of tax, of $9.0 million.
Liquidity and Capital Resources
We believe we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and access to the capital markets, to fund business requirements in the future, including debt service obligations, cash contractual obligations, capital expenditures and dividend payments.
In February 2009, we issued $400 million of long-term debt (as noted in Note 22 to the consolidated financial statements) and used the proceeds to reduce short-term bank borrowings, thereby freeing up a like amount of liquidity under our bank lines of credit. Debt reduction and achieving target debt ratios remain a priority use of cash flows. We expect to reduce total debt by $200 million during 2009, excluding any earnings effect from the economic stimulus plan. For the full year 2009, we expect capital spending, excluding acquisitions, to approximate $200 million, down sharply from the $354.2 million spent in 2008.

Cash Flows
Net cash provided by operating activities (including discontinued operations) decreased $272.9 million to $435.2 million during 2008 as compared with a total of $708.1 million in 2007. Net earnings adjusted for noncash expenses related to goodwill impairment and depreciation, depletion, accretion and amortization accounted for $84.8 million of the decrease. In addition, certain assets were required to be disposed of as a condition to the acquisition of Florida Rock (Note 20 to the consolidated financial statements). The reclassification of gains resulting from these dispositions and other net gains on sale of property, plant & equipment contributed an additional $35.6 million to the year-over-year decrease in cash provided by operating activities as the associated cash received is presented as a component of investing activities. Reductions in trade payables and other accruals accounted for an additional $102.6 million decrease in cash provided by operating activities.
Net cash provided by operating activities (including discontinued operations) totaled $708.1 million in 2007, an increase of $128.8 million or 22% as compared with 2006. Net earnings adjusted for noncash expenses related to depreciation, depletion, accretion and amortization increased $25.8 million when compared with the prior year. Comparative changes in working capital and other assets and liabilities contributed approximately $129.0 million to the increase in net cash provided by operating activities, primarily resulting from decreases in accounts receivable and income tax liabilities. Partially offsetting these favorable changes to operating cash flows was a reclassification to investing activities of $28.3 million related to net gains on sales of property, plant & equipment and contractual rights.
Net cash used for investing activities totaled $189.0 million in 2008 compared with $3,654.3 million in 2007. The $3,465.3 million decrease was largely attributable to the acquisition of Florida Rock in 2007, which required cash payments of $3,239.0 million, net of cash acquired and including Vulcan’s direct transaction costs. A reduction in capital spending of $130.1 million from the prior year reflects our focus on utilizing cash to reduce debt. Proceeds from the sale of businesses required to be divested as part of the Florida Rock acquisition contributed to a $195.2 million increase in proceeds from the sale of businesses, partially offset by a $63.4 million decrease in proceeds from the sale of property, plant & equipment. Additionally, $36.7 million in assets held in money market and other money funds were reclassified from cash equivalents to medium-term investments during 2008, as discussed in Note 1 to the consolidated financial statements.
Net cash used for financing activities totaled $270.8 million in 2008, as compared with net cash provided by financing activities during 2007 of $2,925.8 million. The $3,196.6 million decrease in cash generated from financing activities was due primarily to a $2,901.6 million change in net short-term borrowing activity, an increase in payments of short-term debt and current maturities of $46.8 million, and a $271.0 million decrease in proceeds from the issuance of long-term debt, net of discounts and debt issuance costs. Proceeds from the issuance of long-term debt in 2008 of $949.1 million were used to pay down short-term borrowings drawn during 2007 to fund the Florida Rock acquisition (Note 6 to the consolidated financial statements). Partially offsetting these decreases in cash from financing activities were cash proceeds of $55.1 million from the issuance of common stock, as discussed in Note 13 to the consolidated financial statements.
Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent on average with the payout record of past years, while maintaining debt ratios within what we believe to be prudent and generally acceptable limits.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled ($769.2) million at December 31, 2008, an increase of $601.8 million from the ($1,371.0) million level at December 31, 2007. The increase in working capital primarily resulted from a decrease of $1,009.0 million in short-term borrowings partially offset by an increase in current maturities of $276.5 million. Weakness in demand for our products resulted in a $64.9 million year-over-year decrease in net accounts and notes receivable, offset by a related decrease in trade payables and accruals of $72.4 million. As of December 31, 2008, we have $1,672.5 million in bank lines of credit, of which $1,082.5 million was drawn.
Working capital totaled ($1,371.0) million at December 31, 2007, a decrease of $1,614.7 million from the $243.7 million level at December 31, 2006. The 2007 decrease resulted primarily from the use of cash and short-term borrowings to fund the acquisition of Florida Rock. Excluding the effects of the change in short-term borrowings, working capital increased $278.0 million, primarily due to inventory and accounts receivable, offset in part by current trade payables and accrued liabilities, acquired in the Florida Rock transaction.
Capital Expenditures
Capital expenditures, which exclude business acquisitions, totaled $354.2 million in 2008, down $126.3 million from the 2007 level of $480.5 million. During 2008, we completed three major aggregates plant rebuilds and continued the multi-year expansion project at our Newberry Cement plant. As explained in the Financial Terminology, we classify our capital expenditures into three categories based on the predominant purpose of the project. In 2008, profit-adding projects accounted for $230.1 million or 65% of the 2008 spending.
Commitments for capital expenditures were $25.0 million at December 31, 2008. We expect to fund these commitments using available cash, internally generated cash flow or additional borrowings.
Acquisitions and Divestitures
In 2008, the total purchase price (cash and stock consideration paid) of acquisitions amounted to $152.1 million, down significantly from the prior year, which included $4,678.4 million related to the Florida Rock acquisition (the largest in our history).
As a result of the 2007 Florida Rock acquisition, we entered into a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required us to divest nine Florida Rock and Legacy Vulcan sites. We completed these divestitures in 2008 resulting in the acquisition of several sites through exchanges with various entities, as follows. In a transaction with Luck Stone Corporation, we acquired two aggregates production facilities in Virginia and cash in exchange for two Florida Rock sites in Virginia, an aggregates production facility and a distribution yard. In a transaction with Martin Marietta Materials, Inc. (Martin Marietta), we received cash and acquired an aggregates production facility near Sacramento, California, real property with proven and permitted reserves adjacent to one of our aggregates production facilities in San Antonio, Texas, and fee ownership of property at one of our aggregates production facilities in North Carolina that we had previously leased from Martin Marietta. In return, we divested four aggregates production facilities and a greenfield (undeveloped) aggregates site located in Georgia, and an aggregates production facility located in Tennessee. Two of the divested sites included in the transaction with Martin Marietta were owned by Vulcan prior to our acquisition of Florida Rock. Accordingly, during 2008, we recognized a pretax gain of $73.8 million on the sale of these assets. In a separate transaction, we sold our interest in an aggregates production facility in Georgia to The Concrete Company, which had been the joint venture partner with Florida Rock in this operation.
In addition to the 2008 acquisitions obtained in the aforementioned exchanges, other acquisitions completed during 2008 included four aggregates production facilities, one asphalt mix plant, a recycling facility and vacant land located in California, an aggregates production facility in Illinois and our former joint venture partner’s interest in an aggregates production facility in Tennessee. These acquisitions cost approximately $108.4 million (total cash and stock consideration paid) including acquisition costs and net of acquired cash.
The 2007 acquisitions included the Florida Rock acquisition, an aggregates production facility in Illinois and an aggregates production facility in North Carolina. In addition to these acquisitions, during 2007, we acquired an aggregates production facility in Alabama in exchange for two aggregates production facilities in Illinois. The Florida Rock acquisition (exclusive of divestitures required pursuant to an agreement with the Department of Justice) consisted of 29 aggregates production facilities, 15 aggregates sales yards, 108 concrete plants, 1 cement plant, 1 calcium products plant and 3 cement grinding facilities located in the southeastern and mid-Atlantic states. Proven and probable reserves (aggregates, calcium products and cement) acquired in the Florida Rock transaction amounted to approximately 1.7 billion tons.

Short-term Borrowings and Investments
Net short-term borrowings and investments at December 31 consisted of the following (in thousands of dollars):

	2008	2007		2006

Short-term investments
Cash equivalents	$3,217		$32,981		$50,374
Medium-term investments	36,734		0		0

Total short-term investments	$39,951		$32,981		$50,374

Short-term borrowings
Bank borrowings	$1,082,500		$1,260,500		$2,500
Commercial paper	0		831,000		196,400

Total short-term borrowings	$1,082,500		$2,091,500		$198,900

Net short-term borrowings	$(1,042,549)	$	(2,058,519)	$	(148,526)

Bank borrowings
Maturity	2 days		2 to 22 days	January 2007
Weighted-average interest rate	1.63%		4.88%		5.58%
Commercial paper
Maturity	n/a		2 to 28 days		2 to 36 days
Weighted-average interest rate	n/a		4.92%		5.32%

We were a net short-term borrower throughout 2008 and ended the year in a net short-term borrowed position of $1,042.5 million. In 2008, total short-term borrowings reached a peak of $2,192.7 million and amounted to $1,082.5 million at year end. Throughout 2007, we were a net short-term borrower and ended the year in a net short-term borrowed position of $2,058.5 million. In 2007, total short-term borrowings reached a peak of $3,314.9 million and amounted to $2,091.5 million at year end. During most of 2006, we were a net short-term borrower and ended the year in a net short-term borrowed position of $148.5 million. In 2006, total short-term borrowings reached a peak of $236.8 million and amounted to $198.9 million at year end.
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access London Interbank Offered Rate (LIBOR)-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,672.5 million were maintained at the end of 2008, of which $7.5 million expired January 28, 2009, $165.0 million expires November 16, 2009, and $1,500.0 million expires November 16, 2012. As of December 31, 2008, $1,082.5 million of the lines of credit was drawn. Interest rates are determined at the time of borrowing based on current market conditions.
As of December 31, 2008, our commercial paper was rated A-2 and P-2 by Standard & Poor’s and Moody’s Investors Service, Inc. (Moody’s), respectively. Both Standard & Poor’s and Moody’s have assigned a negative outlook to our short-term debt ratings.
Current Maturities
Current maturities of long-term debt as of December 31 are summarized below (in thousands of dollars):

	2008	2007	2006

3-year floating loan issued 2008	$60,000	$0	$0
6.00% 10-year notes issued 1999	250,000	0	0
Private placement notes	0	33,000	0
Other notes	1,685	2,181	630

Total	$311,685	$35,181	$630

Scheduled debt payments during 2008 included $33.0 million in December to retire a private placement note, $15.0 million in December representing the first quarterly payment under the 3-year floating rate loan issued in June and payments under various miscellaneous notes that either matured at various dates or required monthly payments. A note in the amount of $1.3 million previously scheduled to be retired in 2008 was extended until May 2009. Scheduled debt payments during 2007 were composed of miscellaneous notes that matured at various dates.
Maturity dates for our $311.7 million of current maturities as of December 31, 2008 are as follows: March 2009 — $15.0 million, April 2009 — $250.0 million, May 2009 — $1.3 million, June 2009 — $15.0 million, September 2009 — $15.0 million, December 2009 — $15.0 million, and various dates for the remaining $0.4 million. We expect to retire this debt using available cash or by issuing commercial paper or other debt securities.
Debt and Capital
The calculations of our total debt as a percentage of total capital and the weighted-average stated interest rates on our long-term debt as of December 31 are summarized below (amounts in thousands, except percentages):

	2008	2007	2006

Debt
Current maturities of long-term debt	$311,685	$35,181	$630
Short-term borrowings	1,082,500	2,091,500	198,900
Long-term debt	2,153,588	1,529,828	322,064

Total debt	$3,547,773	$3,656,509	$521,594

Capital
Total debt	$3,547,773	$3,656,509	$521,594
Shareholders’ equity	3,522,736	3,759,600	2,010,899

Total capital	$7,070,509	$7,416,109	$2,532,493

Total debt as a percentage of total capital	50.2%	49.3%	20.6%

Long-term debt — weighted-average stated interest rate	6.72%	6.67%	6.42%

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. In the future, our total debt as a percentage of total capital will depend on specific investment and financing decisions. As a result of our financing to fund the November 2007 Florida Rock acquisition, our total debt as a percentage of total capital increased for the two subsequent periods above. We intend to maintain an investment grade rating and expect our operating cash flows will enable us to reduce our total debt as a percentage of total capital to a target range of 35% to 40% within the next five years, in line with our historical capital structure targets. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.
During the three-year period ended December 31, 2008, long-term debt increased cumulatively by $1,830.2 million from the $323.4 million outstanding at December 31, 2005. During the same three-year period, shareholders’ equity, net of dividends of $541.6 million, increased by $1,389.1 million to $3,522.7 million.
During 2008, long-term debt increased by $623.8 million to $2,153.6 million, compared with a net increase of $1,207.8 million in 2007. Both the 2008 and 2007 increases relate primarily to debt issuances to fund the November 2007 acquisition of Florida Rock. The issuances noted below effectively replace the short-term borrowings we incurred to initially fund the cash portion of the acquisition.
In June 2008, we issued $650.0 million of long-term notes in two series (tranches), as follows: $250.0 million of 5-year 6.30% coupon notes and $400.0 million of 10-year 7.00% coupon notes. These notes are presented in our consolidated balance sheet as of December 31, 2008 net of discounts from par in the amounts of $0.5 million and $0.4 million, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements, are 7.47% and 7.86%, respectively.
Additionally, in June 2008 we established a $300.0 million 3-year syndicated floating rate term loan based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of December 31, 2008, the spread was 1.5 percentage points above the selected LIBOR option. The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15.0 million starting in December 2008 and a final principal payment of $135.0 million in June 2011.
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
Additionally, as a result of the November 2007 Florida Rock acquisition, we assumed existing debt as follows: $17.6 million of variable-rate tax-exempt industrial revenue bonds of which $3.6 million is secured, unsecured notes in the amount of $0.6 million and secured notes in the amount of $1.4 million as of December 31, 2008.
As of December 31, 2008, Standard & Poor’s and Moody’s rated our public long-term debt at the BBB+ and Baa2 level, respectively. Both Standard & Poor’s and Moody’s have assigned a negative outlook to our long-term debt ratings.

Contractual Obligations and Credit Facilities
Our obligations to make future payments under contracts as of December 31, 2008 are summarized in the table below (in millions of dollars):

		Payments Due by Year
	Note Reference	Total	2009	2010-2011	2012-2013	Thereafter

Cash Contractual Obligations
Short-term borrowings
Lines of credit drawn[1]	Note 6	$1,082.5	$1,082.5	$0.0	$0.0	$0.0
Interest payments		1.4	1.4	0.0	0.0	0.0
Long-term debt
Principal payments	Note 6	2,467.1	311.7	570.6	562.6	1,022.2
Interest payments	Note 6	1,199.6	137.8	233.6	179.2	649.0
Operating leases	Note 7	125.4	27.9	39.2	27.9	30.4
Mineral royalties	Note 12	194.9	14.8	21.2	15.4	143.5
Unconditional purchase obligations
Capital	Note 12	25.0	25.0	0.0	0.0	0.0
Noncapital[2]	Note 12	88.4	28.9	25.4	16.8	17.3
Benefit plans[3]	Note 10	528.7	38.7	86.7	99.3	304.0

Total cash contractual obligations[4,5]		$5,713.0	$1,668.7	$976.7	$901.2	$2,166.4

[1]	Lines of credit drawn represent borrowings under our five-year credit facility which expires November 16, 2012.

[2]	Noncapital unconditional purchase obligations relate primarily to transportation and electrical contracts.

[3]	Payments in “Thereafter” column for benefit plans are for the years 2014-2018.

[4]	The above table excludes discounted asset retirement obligations in the amount of $173.4 million at December 31, 2008, the majority of which have an estimated settlement date beyond 2013 (see Note 17 to the consolidated financial statements).

[5]	The above table excludes unrecognized tax benefits in the amount of $18.1 million at December 31, 2008, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these FIN 48 liabilities (for more details, see Note 9 to the consolidated financial statements).
We estimate cash requirements for income taxes in 2009 to be $50.1 million, including the effect of refunds from overpayments during 2008.
We have a number of contracts containing commitments or contingent obligations that are not material to our earnings. These contracts are discrete in nature, and it is unlikely that the various contingencies contained within the contracts would be triggered by a common event. The future payments under these contracts are not included in the table set forth above.
Our credit facilities as of December 31, 2008 are summarized in the table below (in millions of dollars):

	Amount and Year of Expiration
	Total Facilities	2009	2010-2011	2012-2013	Thereafter

Credit Facilities
Lines of credit	$1,672.5	$172.5	$0.0	$1,500.0	$0.0
Standby letters of credit	116.1	116.0	0.0	0.1	0.0

Total credit facilities	$1,788.6	$288.5	$0.0	$1,500.1	$0.0

Unsecured bank lines of credit totaling $1,672.5 million were maintained at the end of 2008, of which $7.5 million expired January 28, 2009, $165.0 million expires November 16, 2009, and $1,500.0 million expires November 16, 2012. As of December 31, 2008, $1,082.5 million of the lines of credit was drawn.
Standby Letters of Credit
We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue standby letters of credit to back our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are renewable annually at the option of the beneficiary.
Our standby letters of credit as of December 31, 2008 are summarized in the table below (in millions of dollars):

Amount

Standby Letters of Credit
Risk management requirement for insurance claims	$45.6
Payment surety required by utilities	0.4
Contractual reclamation/restoration requirements	55.9
Financing requirement for industrial revenue bond	14.2

Total standby letters of credit	$116.1

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our results of operations, financial position, liquidity, capital expenditures or capital resources.
Common Stock
Our decisions to purchase shares of our common stock are based on valuation and price, our liquidity and debt level, and our actual and projected cash requirements for investment projects and regular dividends. The amount, if any, of future share purchases will be determined by management from time to time based on various factors, including those listed above. Shares purchased have historically been used for general corporate purposes, including distributions under long-term incentive plans.
The number and cost of shares purchased during each of the last three years and shares held in treasury at year end are shown below:

	2008	2007	2006

Shares purchased
Number	0	44,123	6,757,361
Total cost (millions)	$0.0	$4.8	$522.8
Average cost	$0.00	$108.78	$77.37
Shares in treasury at year end
Number	0	0	45,098,644
Average cost	$0.00	$0.00	$28.78

On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. Presently, we do not anticipate the purchase of our common stock in a material amount.
The number of shares remaining under the current purchase authorization of the Board of Directors was 3,411,416 as of December 31, 2008.
New Accounting Standards
In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As previously noted, on January 1, 2008, we adopted

FAS 157 with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by FSP FAS 157-2.
FAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under FAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FSP FAS 157-2 requires companies to adopt the provisions of FAS 157 for fiscal years beginning after November 15, 2008 with early adoption permitted. We do not expect the adoption of FAS 157 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on our results of operations, financial position or liquidity.
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
FAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008; we will adopt FAS 141(R) on January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). The standard requires all entities to report noncontrolling interests, sometimes referred to as minority interests, in subsidiaries as equity in the consolidated financial statements. Noncontrolling interest under FAS 160 is defined as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The amount of consolidated net earnings attributable to the parent and to the noncontrolling interest should be presented separately on the face of the consolidated statement of earnings. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be measured at fair value, and a gain or loss recognized accordingly. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of FAS 160 on January 1, 2009 to have a material effect on our results of operations, financial position or liquidity.
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
In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosure regarding renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption was prohibited. We do not expect the adoption of FSP FAS 142-3 on January 1, 2009 to have a material effect on our results of operations, financial position or liquidity.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 162 became effective on November 15, 2008.
In June 2008, the FASB issued Staff Position No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption was prohibited and retroactive disclosure is required. We do not expect the adoption of FSP EITF 03-6-1 on January 1, 2009 to have a material effect on our results of operations, financial position or cash flows.
In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to require additional disclosures about transfers of financial assets. This FSP also amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to require additional disclosure regarding involvement with variable interest entities. The adoption of the disclosure requirements of this FSP as of December 2008 did not have a material effect on our notes to the consolidated financial statements.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106,” to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The additional disclosure requirements of this FSP are effective for fiscal years ending after December 15, 2009.
Critical Accounting Policies
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in Note 1 to the consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.
We believe the following critical accounting policies require the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Goodwill and Goodwill Impairment
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill is reviewed for impairment annually, as of January 1 for the recent completed fiscal year, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As of December 31, 2008, goodwill totaled $3,083.0 million as compared with $3,789.1 million at December 31, 2007. Total goodwill represented 35% of total assets at December 31, 2008, compared with 42% and 18% as of December 31, 2007 and 2006, respectively. The decrease in 2008 resulted from a $596.2 million reduction in the Florida Rock acquisition goodwill as a result of the final purchase price allocation (for more details, see Note 20 to the consolidated financial statements) as well as a goodwill impairment charge of $252.7 million as noted below. The increase in 2007 resulted primarily from the preliminary purchase price allocation for the November 2007 Florida Rock acquisition.
The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. We have four operating segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. Within these four operating segments, we have identified 13 reporting units based primarily on geographical location. The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the January 1 measurement date. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and earnings multiples of comparable companies. We consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the implied fair values to market capitalization.
The results of the annual impairment tests performed as of January 1, 2009 indicated that the carrying value of our Cement reporting unit exceeded its fair value. Based on the preliminary results of the second step of the impairment test, we estimated that the entire amount of goodwill at this reporting unit was impaired. Therefore, we recorded a $252.7 million pretax goodwill impairment charge for the year ended December 31, 2008. The results of the annual impairment tests performed as of January 1, 2008 and 2007 indicated that the fair values of the reporting units exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2007 and 2006.

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in our stock price, a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.
For additional information regarding goodwill, see Note 19 to the consolidated financial statements.
Impairment of Long-lived Assets Excluding Goodwill
We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.
For additional information regarding long-lived assets and intangible assets, see Notes 4 and 19 to the consolidated financial statements, respectively.
Reclamation Costs
Reclamation costs resulting from the normal use of long-lived assets are recognized over the period the asset is in use only if there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from the normal use under a mineral lease are recognized over the lease term only if there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.
In determining the fair value of the obligation, we estimate the cost for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is then discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.
In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, we use a weighted-average settlement date considering the probabilities of each alternative.
Reclamation obligations are reviewed at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment of an existing mineral lease. Examples of events that would trigger a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility.
For additional information regarding reclamation obligations (commonly known as asset retirement obligations), see Note 17 to the consolidated financial statements.

Pension and Other Postretirement Benefits
We follow the guidance of SFAS No. 87, “Employers’ Accounting for Pensions” (FAS 87), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FAS 106), and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158) when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:
•	Discount Rate — The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.

•	Expected Return on Plan Assets — We project the future return on plan assets based principally on prior performance and our expectations for future returns for the types of investments held by the plan as well as the expected long-term asset allocation of the plan. These projected returns reduce the recorded net benefit costs.

•	Rate of Compensation Increase — For salary-related plans only, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita Cost of Covered Healthcare Benefits — We project the expected increases in the cost of covered healthcare benefits.
The provisions of FAS 87 and FAS 106 provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of actual results allows for a smoothed recognition in earnings of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. FAS 158 (see Note 18 to the consolidated financial statements, caption 2006 — FAS 158 for a detailed description) partially supersedes the delayed recognition principles of FAS 87 and FAS 106 by requiring that differences between actual results and expected or estimated results be recognized in full in other comprehensive income. Amounts recognized in other comprehensive income pursuant to FAS 158 are reclassified to earnings in accordance with the recognition principles of FAS 87 and FAS 106.
Upon our January 1, 2008 adoption of the measurement date provisions of FAS 158 (see Note 18 to the consolidated financial statements, caption 2008 — FAS 158) we changed our measurement date for our pension and other postretirement benefit plans to December 31. Previously, we had accelerated our measurement date to November 30.
Annually, we review our assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.
In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. At December 31, 2008, the discount rate for our plans increased to 6.60% from 6.45% at November 30, 2007 for purposes of determining our liability under FAS 87 (pensions) and increased to 6.65% from 6.10% at November 30, 2007 for purposes of determining our liability under FAS 106 (other postretirement benefits). An analysis of the duration of plan liabilities and the yields for corresponding high-quality bonds is used in the selection of the discount rate.
In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2008, the expected return on plan assets remained 8.25%.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2008, the inflation component of the assumed rate of compensation increase remained 2.25%. In addition, based on future expectations of merit and productivity increases, the weighted-average component of the salary increase assumption remained 2.50%.
In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2008, our assumed rate of increase in the per capita cost of covered healthcare benefits increased to 9.0% for 2009, decreasing each year until reaching 5.0% in 2017 and remaining level thereafter.
Changes to the assumptions listed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a change in certain assumptions (in millions of dollars):

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
	in Benefit Obligation	in Benefit Cost	in Benefit Obligation	in Benefit Cost

Actuarial Assumptions
Discount rate:
Pension	$(35.6)	$(3.9)	$39.4	$1.9
Other postretirement benefits	(4.2)	(0.2)	4.5	0.4
Expected return on plan assets	not applicable	(3.2)	not applicable	3.2
Rate of compensation increase (for salary-related plans)	7.9	1.8	(7.2)	(2.0)
Rate of increase in the per capita cost of covered healthcare benefits	5.0	0.9	(4.4)	(0.7)

As of the December 31, 2008 measurement date, the pension plans’ fair value of assets decreased from $679.7 million to $419.0 million due primarily to relatively poor market performance for the domestic and international equity classes and a $48.0 million write-down in the estimated fair value of certain assets invested at Westridge Capital Management, Inc. See Note 22 to the consolidated financial statements. Earnings on assets above or below the expected return are reflected in the calculation of pension expense through the calculation of the “market-related value,” which recognizes changes in fair value averaged on a systematic basis over five years.
As a result of the June 2005 sale of our Chemicals business, as described in Note 2 to the consolidated financial statements, during 2006, we recognized a settlement charge of $0.8 million representing an acceleration of unrecognized losses due to lump-sum payments to certain retirees from our former Chemicals business.
During 2009, we expect to recognize net periodic pension expense of approximately $15.8 million and net periodic postretirement expense of approximately $13.2 million compared with $8.2 million and $12.3 million, respectively, in 2008. This increase in pension expense is primarily related to the asset losses during 2008. Normal cash payments made for pension benefits in 2009 under the unfunded plans are estimated at $3.5 million. We expect to make approximately $1.1 million in required contributions to the funded pension plans during 2009, all of which relates to the pension plan assumed in the Florida Rock acquisition.
The Pension Protection Act of 2006 (PPA), enacted on August 17, 2006, significantly changed the funding requirements after 2007 for single-employer defined benefit pension plans, among other provisions. Funding requirements under the PPA are largely based on a plan’s funded status, with faster amortization of any shortfalls or surpluses. This Act did not have a material impact on the funding requirements of our defined benefit pension plans during 2008.
While negative returns on plan assets in 2008 have diminished our plans’ funded status, including the write-down in the estimated fair value of certain assets invested at Westridge Capital Management, Inc. (see Note 22 to the consolidated financial statements), we currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.
For additional information regarding pension and other postretirement benefits, see Note 10 to the consolidated financial statements.

Environmental Compliance
We incur environmental compliance costs, which include maintenance and operating costs for pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. Environmental expenditures that pertain to current operations or that relate to future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations that do not contribute to future revenues are expensed. Costs associated with environmental assessments and remediation efforts are accrued when management determines that a liability is probable and the cost can be reasonably estimated. At the early stages of a remediation effort, environmental remediation liabilities are not easily identified, due in part to the uncertainties of varying factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur.
When a range of probable loss can be estimated, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2008, the spread between the amount accrued and the maximum loss in the range was $2.1 million. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates, including key assumptions, for accruing environmental compliance costs; however, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.
For additional information regarding environmental compliance costs, see Note 8 to the consolidated financial statements.
Claims and Litigation Including Self-insurance
We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers’ compensation up to $2.0 million per occurrence and automotive and general/product liability up to $3.0 million per occurrence. We have excess coverage on a per occurrence basis beyond these deductible levels.
Under our self-insurance program, we aggregate certain claims and litigation costs that are reasonably predictable based on our historical loss experience and accrue losses, including future legal defense costs, based on actuarial studies. Certain claims and litigation costs, due to their unique nature, are not included in our actuarial studies. We use both internal and outside legal counsel to assess the probability of loss, and establish an accrual when the claims and litigation represent a probable loss and the cost can be reasonably estimated. For matters not included in our actuarial studies, legal defense costs are accrued when incurred. Accrued liabilities under our self-insurance program were $57.8 million, $62.5 million and $45.2 million as of December 31, 2008, 2007 and 2006, respectively. Approximately $19.0 million of the increase from 2006 to 2007 relates to liabilities acquired in the Florida Rock acquisition. Accrued liabilities for self-insurance reserves as of December 31, 2008 were discounted at 1.96%. As of December 31, 2008, the undiscounted amount was $61.2 million as compared with the discounted liability of $57.8 million. Expected payments (undiscounted) for the next five years are projected as follows: 2009 — $20.2 million; 2010 — $11.0 million; 2011 — $8.5 million; 2012 — $5.3 million and 2013 — $3.9 million.
Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.
Income Taxes
Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income, and we will record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We take into account such factors as prior earnings history, expected future taxable income, mix of taxable income in the jurisdictions in which we operate, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset increasing our income tax expense in the year such determination is made. If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
Accounting Principles Board (APB) Opinion No. 23, “Accounting for Income Taxes, Special Areas,” does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) effective January 1, 2007 (see Note 18 to the consolidated financial statements). In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.
A number of years may elapse before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in our tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.
We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.
Our largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is reflected in Note 9 to the consolidated financial statements. The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings. Due to the magnitude of the impact of statutory depletion on our effective tax rate and taxable income, a significant portion of the financial reporting risk is related to this estimate.
The American Jobs Creation Act of 2004 created a new deduction for certain domestic production activities as described in Section 199 of the Internal Revenue Code. Generally, this deduction, subject to certain limitations, was set at 3% for 2006, 6% in 2007 and will remain at 6% through 2009 and reaches 9% in 2010 and thereafter. The estimated impact of this deduction on the 2008, 2007 and 2006 effective tax rates is presented in Note 9 to the consolidated financial statements.
For additional information regarding income taxes and our adoption of FIN 48, see Notes 9 and 18 to the consolidated financial statements.
Forward-looking Statements
The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 in Part I, above.

Financial Terminology
Acquisitions
The sum of net assets (assets less liabilities, including acquired debt) obtained in a business combination. Net assets are recorded at their fair value at the date of the combination, and include tangible and intangible items.
Capital Employed
The sum of interest-bearing debt, other noncurrent liabilities and shareholders’ equity. Average capital employed is a 12-month average.
Capital Expenditures
Capital expenditures include capitalized replacements of and additions to property, plant & equipment, including capitalized leases, renewals and betterments. Capital expenditures exclude the property, plant & equipment obtained by business acquisitions.
We classify our capital expenditures into three categories based on the predominant purpose of the project expenditures. Thus, a project is classified entirely as a replacement if that is the principal reason for making the expenditure even though the project may involve some cost-saving and/or capacity-improvement aspects. Likewise, a profit-adding project is classified entirely as such if the principal reason for making the expenditure is to add operating facilities at new locations (which occasionally replace facilities at old locations), to add product lines, to expand the capacity of existing facilities, to reduce costs, to increase mineral reserves, to improve products, etc.
Capital expenditures classified as environmental control do not reflect those expenditures for environmental control activities, including industrial health programs that are expensed currently. Such expenditures are made on a continuing basis and at significant levels. Frequently, profit-adding and major replacement projects also include expenditures for environmental control purposes.
Net Sales
Total customer revenues from continuing operations for our products and services excluding third-party delivery revenues, net of discounts and taxes, if any.
Ratio of Earnings to Fixed Charges
The sum of earnings from continuing operations before income taxes, minority interest in earnings of a consolidated subsidiary, amortization of capitalized interest and fixed charges net of interest capitalization credits, divided by fixed charges. Fixed charges are the sum of interest expense before capitalization credits, amortization of financing costs and one-third of rental expense.
Total Debt as a Percentage of Total Capital
The sum of short-term borrowings, current maturities and long-term debt, divided by total capital. Total capital is the sum of total debt and shareholders’ equity.
Shareholders’ Equity
The sum of common stock (less the cost of common stock in treasury), capital in excess of par value, retained earnings and accumulated other comprehensive income (loss), as reported in the balance sheet. Average shareholders’ equity is a 12-month average.
Total Shareholder Return
Average annual rate of return using both stock price appreciation and quarterly dividend reinvestment. Stock price appreciation is based on a point-to-point calculation, using end-of-year data.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce these market risks, we may utilize derivative financial instruments.
We are exposed to interest rate risk due to our various credit facilities and long-term debt instruments. At times, we use interest rate swap agreements to manage this risk.
In December 2007, we issued $325 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $325 million and a contractual term coinciding with the maturity of the $325 million of 3-year floating rate notes. At December 31, 2008, we recognized a liability of $16.2 million, equal to the fair value of this swap (included in other noncurrent liabilities) and an accumulated other comprehensive loss of $9.6 million, net of tax of $6.6 million, equal to the highly effective portion of this swap. At December 31, 2007, we recognized a liability of $1.1 million equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $0.7 million, net of tax of $0.4 million, equal to the highly effective portion of this swap. We are exposed to market risk for changes in LIBOR as a result of this interest rate swap agreement. A decline in interest rates of 0.75 percentage point would increase the fair market value of our liability by approximately $4.4 million.
At December 31, 2008, the estimated fair market value of our long-term debt instruments including current maturities was $2,155.2 million as compared with a book value of $2,465.3 million. The effect of a decline in interest rates of 1 percentage point would increase the fair market value of our liability by approximately $74.5 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for high-quality bonds, the expected return on plan assets, the rate of compensation increase for salaried employees and the rate of increase in the per capita cost of covered healthcare benefits. The impact of a change in these assumptions on our annual pension and other postretirement benefit costs is discussed in greater detail within the Critical Accounting Policies section of this annual report.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Vulcan Materials Company:
We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2008, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vulcan Materials Company and its subsidiary companies as of December 31, 2008, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Birmingham, Alabama
March 2, 2009

Consolidated Statements of Earnings
Vulcan Materials Company and Subsidiary Companies

For the years ended December 31
Amounts and shares in thousands, except per share data	2008	2007	2006

Net sales	$3,453,081	$3,090,133	$3,041,093
Delivery revenues	198,357	237,654	301,382

Total revenues	3,651,438	3,327,787	3,342,475

Cost of goods sold	2,703,369	2,139,230	2,109,189
Delivery costs	198,357	237,654	301,382

Cost of revenues	2,901,726	2,376,884	2,410,571

Gross profit	749,712	950,903	931,904
Selling, administrative and general expenses	342,584	289,604	264,276
Goodwill impairment	252,664	0	0
Gain on sale of property, plant & equipment and businesses, net	94,227	58,659	5,557
Other operating (income) expense, net	(411)	5,541	(21,904)

Operating earnings	249,102	714,417	695,089
Other income (expense), net	(4,357)	(5,322)	28,541
Interest income	3,126	6,625	6,171
Interest expense	172,813	48,218	26,310

Earnings from continuing operations before income taxes	75,058	667,502	703,491
Provision for income taxes
Current	92,346	199,931	221,094
Deferred	(15,622)	4,485	2,219

Total provision for income taxes	76,724	204,416	223,313

Earnings (loss) from continuing operations	(1,666)	463,086	480,178
Discontinued operations (Note 2)
Loss from results of discontinued operations	(4,059)	(19,327)	(16,624)
Income tax benefit	1,610	7,151	6,660

Loss on discontinued operations, net of income taxes	(2,449)	(12,176)	(9,964)

Net earnings (loss)	$(4,115)	$450,910	$470,214

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$(0.02)	$4.77	$4.92
Discontinued operations	$(0.02)	$(0.12)	$(0.10)
Net earnings (loss) per share	$(0.04)	$4.65	$4.82
Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$(0.02)	$4.66	$4.81
Discontinued operations	$(0.02)	$(0.12)	$(0.10)
Net earnings (loss) per share	$(0.04)	$4.54	$4.71

Dividends declared per share	$1.96	$1.84	$1.48
Weighted-average common shares outstanding	109,774	97,036	97,577
Weighted-average common shares outstanding, assuming dilution	109,774	99,403	99,777

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets
Vulcan Materials Company and Subsidiary Companies

As of December 31
Amounts and shares in thousands, except per share data	2008	2007	2006

Assets
Current assets
Cash and cash equivalents	$10,194	$34,888	$55,230
Medium-term investments	36,734	0	0
Accounts and notes receivable
Customers, less allowance for doubtful accounts 2008 — $8,711; 2007 — $6,015; 2006 — $3,355	326,204	383,029	344,114
Other	30,773	38,832	47,346
Inventories	364,311	356,318	243,537
Deferred income taxes	71,205	44,210	25,579
Prepaid expenses	54,469	40,177	15,388
Assets held for sale	0	259,775	0

Total current assets	893,890	1,157,229	731,194
Investments and long-term receivables	27,998	25,445	6,664
Property, plant & equipment, net	4,155,812	3,620,094	1,869,114
Goodwill	3,083,013	3,789,091	620,189
Other intangible assets, net	673,792	121,924	70,296
Other assets	79,664	222,587	130,377

Total assets	$8,914,169	$8,936,370	$3,427,834

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$311,685	$35,181	$630
Short-term borrowings	1,082,500	2,091,500	198,900
Trade payables and accruals	147,104	219,548	154,215
Accrued salaries, wages and management incentives	44,858	92,134	74,084
Accrued interest	14,384	16,057	4,671
Current portion of income taxes	0	1,397	11,980
Other accrued liabilities	62,535	66,061	43,028
Liabilities of assets held for sale	0	6,309	0

Total current liabilities	1,663,066	2,528,187	487,508
Long-term debt	2,153,588	1,529,828	322,064
Deferred income taxes	949,036	671,518	287,905
Deferred management incentive and other compensation	34,770	36,640	34,576
Pension benefits	198,415	55,991	35,390
Other postretirement benefits	105,560	99,188	85,308
Asset retirement obligations	173,435	131,383	114,829
Other noncurrent liabilities	113,154	123,625	49,355
Minority interest	409	410	0

Total liabilities	5,391,433	5,176,770	1,416,935

Other commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $1 par value - 110,270 shares issued as of 2008, 108,234 shares issued as of 2007 and 139,705 shares issued as of 2006	110,270	108,234	139,705
Capital in excess of par value	1,734,835	1,607,865	191,695
Retained earnings	1,862,913	2,083,718	2,982,526
Accumulated other comprehensive loss	(185,282)	(40,217)	(4,953)
Treasury stock at cost	0	0	(1,298,074)

Total shareholders’ equity	3,522,736	3,759,600	2,010,899

Total liabilities and shareholders’ equity	$8,914,169	$8,936,370	$3,427,834

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Vulcan Materials Company and Subsidiary Companies

For the years ended December 31
Amounts in thousands	2008	2007	2006

Operating Activities
Net earnings (loss)	$(4,115)	$450,910	$470,214
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	389,060	271,475	226,370
Goodwill impairment	252,664	0	0
Net gain on sale of property, plant & equipment and businesses	(94,227)	(58,659)	(5,557)
Net gain on sale of contractual rights	0	0	(24,841)
Contributions to pension plans	(3,127)	(1,808)	(1,433)
Share-based compensation	19,096	16,942	14,352
(Increase) decrease in assets before initial effects of business acquisitions and dispositions
Accounts and notes receivable	61,352	44,779	(56,599)
Inventories	(7,630)	(29,508)	(28,552)
Deferred income taxes	(26,994)	(18,631)	(2,534)
Prepaid expenses	(12,893)	27,191	1,801
Other assets	(8,062)	(20,996)	9,895
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions
Accrued interest and income taxes	(3,070)	18,727	(35,806)
Trade payables and other accruals	(125,167)	(22,541)	2,968
Deferred income taxes	4,609	10,142	11,848
Other noncurrent liabilities	6,752	(1,307)	(1,602)
Other, net	(13,063)	21,428	(1,175)

Net cash provided by operating activities	435,185	708,144	579,349

Investing Activities
Purchases of property, plant & equipment	(353,196)	(483,322)	(435,207)
Proceeds from sale of property, plant & equipment	25,542	88,939	7,918
Proceeds from sale of contractual rights, net of cash transaction fees	0	0	24,849
Proceeds from sale of businesses	225,783	30,560	141,916
Payment for businesses acquired, net of acquired cash	(84,057)	(3,297,898)	(20,531)
Proceeds from sales and maturities of medium-term investments	0	0	175,140
(Increase) decrease in investments and long-term receivables	(1,201)	5,026	304
Reclassification from cash equivalents to medium-term investments	(36,734)	0	0
Proceeds from loan on life insurance policies	28,646	0	0
Other, net	6,177	2,396	604

Net cash used for investing activities	(189,040)	(3,654,299)	(105,007)

Financing Activities
Net short-term borrowings (payments)	(1,009,000)	1,892,600	198,900
Payment of short-term debt and current maturities	(48,794)	(2,042)	(272,532)
Payment of long-term debt	0	(33)	0
Proceeds from issuance of long-term debt, net of discounts	949,078	1,223,579	0
Debt issuance costs	(5,633)	(9,173)	0
Settlements of forward starting interest rate swap agreements	(32,474)	(57,303)	0
Purchases of common stock	0	(4,800)	(522,801)
Proceeds from issuance of common stock	55,072	0	0
Dividends paid	(214,783)	(181,315)	(144,082)
Proceeds from exercise of stock options	24,602	35,074	28,889
Excess tax benefits from share-based compensation	11,209	29,220	17,376
Other, net	(116)	6	0

Net cash provided by (used for) financing activities	(270,839)	2,925,813	(694,250)

Net decrease in cash and cash equivalents	(24,694)	(20,342)	(219,908)
Cash and cash equivalents at beginning of year	34,888	55,230	275,138

Cash and cash equivalents at end of year	$10,194	$34,888	$55,230

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity
Vulcan Materials Company and Subsidiary Companies

					Accumulated
			Capital in		Other
	Common Stock[1]		Excess of	Retained	Comprehensive	Treasury Stock
Amounts and shares in thousands, except per share data	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Total

Balances at January 1, 2006	139,705	$139,705	$136,675	$2,656,771	$(2,213)	(39,379)	$(785,053)	$2,145,885

Net earnings	0	0	0	470,214	0	0	0	470,214
Minimum pension liability adjustment	0	0	0	0	(1,027)	0	0	(1,027)
Issuances of stock under share-based compensation plans	0	0	22,915	0	0	1,037	9,780	32,695
Share-based compensation expense	0	0	14,352	0	0	0	0	14,352
Excess tax benefits from share-based compensation	0	0	17,376	0	0	0	0	17,376
Accrued dividends on share-based compensation awards	0	0	377	(377)	0	0	0	0
Purchases of common stock	0	0	0	0	0	(6,757)	(522,801)	(522,801)
Cash dividends on common stock	0	0	0	(144,082)	0	0	0	(144,082)
Fair value adjustment to cash flow hedges, net of reclassification adjustment	0	0	0	0	75	0	0	75

Balances as of December 31, 2006 before adjustment for initial effects of FAS 158	139,705	139,705	191,695	2,982,526	(3,165)	(45,099)	(1,298,074)	2,012,687
Adjustment for initial effects of FAS 158 (Note 18)	0	0	0	0	(1,788)	0	0	(1,788)

Balances at December 31, 2006	139,705	$139,705	$191,695	$2,982,526	$(4,953)	(45,099)	$(1,298,074)	$2,010,899

Net earnings	0	0	0	450,910	0	0	0	450,910
Issuances of stock under share-based compensation plans	26	26	26,566	0	0	1,042	10,858	37,450
Share-based compensation expense	0	0	16,942	0	0	0	0	16,942
Excess tax benefits from share-based compensation	0	0	29,220	0	0	0	0	29,220
Accrued dividends on share-based compensation awards	0	0	497	(497)	0	0	0	0
Purchases of common stock	0	0	0	0	0	(44)	(4,800)	(4,800)
Cash dividends on common stock	0	0	0	(181,315)	0	0	0	(181,315)
Fair value adjustment to cash flow hedges, net of reclassification adjustment	0	0	0	0	(55,922)	0	0	(55,922)
Adjustment for funded status of pension and postretirement benefit plans, net of reclassification adjustment	0	0	0	0	20,658	0	0	20,658
Common stock issued for acquisition	12,604	12,604	1,423,883	0	0	0	0	1,436,487
Cumulative effect of accounting change (Note 18)	0	0	0	(940)	0	0	0	(940)
Other	0	0	0	11	0	0	0	11
Cancellation of treasury stock	(44,101)	(44,101)	(80,938)	(1,166,977)	0	44,101	1,292,016	0

Balances at December 31, 2007	108,234	$108,234	$1,607,865	$2,083,718	$(40,217)	0	$0	$3,759,600

Remeasurement adjustments for Dec 1 - Dec 31 related to FAS 158, net of tax (Note 18)	0	$0	$0	$(1,312)	$8,981	0	$0	$7,669

Balances at January 1, 2008 adjusted for accounting change	108,234	$108,234	$1,607,865	$2,082,406	$(31,236)	0	$0	$3,767,269

Net loss	0	0	0	(4,115)	0	0	0	(4,115)
Issuances of stock under share-based compensation plans	884	884	17,130	0	0	0	0	18,014
Share-based compensation expense	0	0	19,096	0	0	0	0	19,096
Excess tax benefits from share-based compensation	0	0	11,209	0	0	0	0	11,209
Accrued dividends on share-based compensation awards	0	0	593	(593)	0	0	0	0
Cash dividends on common stock	0	0	0	(214,783)	0	0	0	(214,783)
Fair value adjustment to cash flow hedges, net of reclassification adjustment	0	0	0	0	(672)	0	0	(672)
Adjustment for funded status of pension and postretirement benefit plans, net of reclassification adjustment	0	0	0	0	(153,375)	0	0	(153,375)
Common stock issued for acquisition	1,152	1,152	78,948	0	0	0	0	80,100
Other	0	0	(6)	(2)	1	0	0	(7)

Balances at December 31, 2008	110,270	$110,270	$1,734,835	$1,862,913	$(185,282)	0	$0	$3,522,736

[1]	Common stock, $1 par value, 480 million shares authorized in 2008, 2007 and 2006

For the years ended December 31	2008	2007	2006

Comprehensive income (loss)
Net earnings (loss)	$(4,115)	$450,910	$470,214
Other comprehensive income (loss)	(154,047)	(35,264)	(952)

Total comprehensive income (loss)	$(158,162)	$415,646	$469,262

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
Nature of Operations
Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation’s largest producer of construction aggregates, primarily crushed stone, sand and gravel; a major producer of asphalt mix and concrete and a leading producer of cement in Florida.
On November 16, 2007, we acquired 100% of the outstanding common stock of Florida Rock Industries, Inc. (Florida Rock), a leading producer of construction aggregates, cement, concrete and concrete products in the southeastern and mid-Atlantic states, in exchange for cash and stock. The acquisition further diversified the geographic scope of our operations. See Note 20 for additional disclosure regarding the Florida Rock acquisition.
Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business have been presented as discontinued operations in the accompanying Consolidated Statements of Earnings.
See Note 15 for additional disclosure regarding nature of operations.
Principles of Consolidation
The consolidated financial statements include the accounts of Vulcan Materials Company and all our majority or wholly owned subsidiary companies. All intercompany transactions and accounts have been eliminated in consolidation.
Cash Equivalents
We classify as cash equivalents all highly liquid securities with a maturity of three months or less at the time of purchase. The carrying amount of these securities approximates fair value due to their short-term maturities.
Medium-term Investments
At December 31, 2008, we held investments with a principal balance totaling approximately $38,837,000 in money market and other money funds at The Reserve, an investment management company specializing in such funds. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. Shortly thereafter, The Reserve announced that it was closing certain of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of certain funds, including the Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we have classified our investments in The Reserve funds as medium-term investments in the accompanying Consolidated Balance Sheet as of December 31, 2008. Based on public statements issued by The Reserve and the maturity dates of the underlying investments, we believe that proceeds from the liquidation of the money funds in which we have investments will be received within one year from the date of the accompanying Consolidated Balance Sheet, and therefore such investments have been classified as current.
During the fourth quarter of 2008, The Reserve redeemed $258,000 of our investment. Subsequent to December 31, 2008, The Reserve redeemed an additional $25,203,000 of our investment at its stated value as of December 31, 2008.
In addition, we recognized a charge of $2,103,000 (included in other income (expense), net) during the third quarter of 2008 to reduce the principal balance to an estimate of the fair value of our investment in these funds. This reduction resulted in a balance as of December 31, 2008 of $36,734,000 as reported on our accompanying Consolidated Balance Sheet at such date. See the caption Fair Value Measurements under this Note 1 for further discussion of the fair value determination. Prior to The Reserve’s announcement that it intended to close certain money funds and suspend redemptions, our investments in such funds could be readily converted to known amounts of cash and accrued interest at variable market rates. Accordingly, these investments, which amounted to $25,780,000 and $49,035,000 as of December 31, 2007 and 2006, respectively, were classified as cash equivalents in the accompanying Consolidated Balance Sheets at such dates.

Accounts and Notes Receivable
Accounts and notes receivable from customers result from our extending credit to trade customers for the purchase of our products. The terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to conform to regional industry practices, we sell product under extended payment terms, which may result in either secured or unsecured short-term notes; or, on occasion, notes with durations of less than one year are taken in settlement of existing accounts receivable. Other accounts and notes receivable result from short-term transactions (less than one year) other than the sale of our products, such as interest receivable; insurance claims; freight claims; tax refund claims; bid deposits or rents receivable. Additionally, as of December 31, 2008, 2007 and 2006, other accounts and notes receivable include the current portion of the contingent earn-out agreements referable to the Chemicals business sale as described in Note 2. Receivables are aged and appropriate allowances for doubtful accounts and bad debt expense are recorded.
Inventories
Inventories and supplies are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method of valuation for most of our inventories because it results in a better matching of costs with revenues. Such costs include fuel, parts and supplies, raw materials, direct labor and production overhead. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Substantially all operating supplies inventory is carried at average cost.
Property, Plant & Equipment
Property, plant & equipment are carried at cost less accumulated depreciation, depletion and amortization. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease.
Repair and Maintenance
Repair and maintenance costs generally are charged to operating expense as incurred. Renewals and betterments that add materially to the utility or useful lives of property, plant & equipment are capitalized and subsequently depreciated. Actual costs for planned major maintenance activities, primarily related to periodic overhauls on our oceangoing vessels, are capitalized and amortized to the next overhaul.
Depreciation, Depletion, Accretion and Amortization
Depreciation is computed by the straight-line method at rates based on the estimated service lives of the various classes of assets, which include machinery and equipment (3 to 30 years), buildings (10 to 20 years) and land improvements (7 to 20 years).
Cost depletion on depletable quarry land is computed by the unit-of-production method based on estimated recoverable units.
Accretion reflects the period-to-period increase in the carrying amount of the liability for asset retirement obligations. It is computed using the same credit-adjusted, risk-free rate used to initially measure the liability at fair value.
Leaseholds are amortized over varying periods not in excess of applicable lease terms or estimated useful life.
Amortization of intangible assets subject to amortization is computed based on the estimated life of the intangible assets.

As described in Note 20, we suspended depreciation and amortization expense upon our November 16, 2007 Florida Rock acquisition for sites that were required to be divested. These sites were divested in 2008 and are classified as held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2007. Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below (in thousands of dollars):

	2008	2007	2006

Depreciation
Continuing operations	$365,177	$253,764	$209,195
Discontinued operations	0	0	19

Total	$365,177	$253,764	$209,214

Depletion
Continuing operations	$7,896	$6,042	$6,768
Discontinued operations	0	0	0

Total	$7,896	$6,042	$6,768

Accretion
Continuing operations	$7,082	$5,866	$5,499
Discontinued operations	0	0	0

Total	$7,082	$5,866	$5,499

Amortization of Leaseholds and Capitalized Leases
Continuing operations	$178	$185	$155
Discontinued operations	0	0	0

Total	$178	$185	$155

Amortization of Intangibles
Continuing operations	$8,727	$5,618	$4,734
Discontinued operations	0	0	0

Total	$8,727	$5,618	$4,734

Total Depreciation, Depletion, Accretion and Amortization
Continuing operations	$389,060	$271,475	$226,351
Discontinued operations	0	0	19

Total	$389,060	$271,475	$226,370

Company Owned Life Insurance
We have Company Owned Life Insurance (COLI) policies that were acquired in the Florida Rock transaction in November 2007. The cash surrender values of these policies amounted to $30,235,000 and $34,004,000 at December 31, 2008 and 2007, respectively. Loans outstanding against the cash surrender amounted to $30,225,000 at December 31, 2008. There were no loans outstanding against the cash surrender values of these policies at December 31, 2007. The loans are presented as a reduction of the respective cash surrender values included in other noncurrent assets in the accompanying consolidated balance sheets.
Fair Value Measurements
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
     The following table presents a summary of our financial assets and liabilities as of December 31, 2008 that are subject to fair value measurement on a recurring basis (in thousands of dollars):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Fair Value
Medium-term investments	$36,734	$0	$36,734	$0
Foreign currency derivative	(19)	0	(19)	0
Interest rate derivative	(16,247)	0	(16,247)	0

Net asset	$20,468	$0	$20,468	$0

The medium-term investments are comprised of money market and other money funds, as more fully described previously in this note under the caption, Medium-term Investments. We estimated the fair value of these funds by adjusting the investment principle to reflect the complete write-down of the funds’ investments in securities of Lehman Brothers Holdings Inc. and by estimating a discount on other securities assuming early redemption will result in losses. The foreign currency derivative consists of a forward foreign currency exchange contract and is measured at fair value based on the foreign currency spot rate from an actively quoted market. The interest rate derivative consists of an interest rate swap agreement as more fully described in Note 5, and is measured at fair value based on the prevailing market interest rate as of the measurement date.
The carrying values of our cash equivalents, medium-term investments, accounts and notes receivable, trade payables, accrued expenses and short-term borrowings approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 5 and 6, respectively.
Derivative Instruments Excluding ECU Earn-out
We periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on commodity energy sources consistent with our risk management policies. We do not use derivative financial instruments for speculative or trading purposes. Additional disclosures regarding our derivative instruments are presented in Note 5.
ECU Earn-out
In connection with the June 2005 sale of our Chemicals business, as described in Note 2, we entered into two separate earn-out agreements with the purchaser, Basic Chemicals Company, LLC (Basic Chemicals). Basic Chemicals has completed payments under one earn-out agreement and is required to make additional payments under a separate earn-out agreement subject to certain conditions. The first earn-out agreement (the ECU earn-out) was based on ECU (electrochemical unit) and natural gas prices during the five-year period beginning July 1, 2005, and qualified as a derivative financial instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). The ECU earn-out was payable annually and was capped at $150,000,000. During 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap.
FAS 133 requires all derivatives to be recognized on the balance sheet and measured at fair value. The fair value of the ECU earn-out was adjusted quarterly based on the expected future cash flows. We did not designate the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value were recognized in current earnings. Further, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin Topic 5:Z:5, “Classification and Disclosure of Contingencies Relating to Discontinued Operations” (SAB Topic 5:Z:5), changes in fair value were recognized in continuing operations. The carrying amount (fair value) of the

ECU earn-out was classified in the accompanying Consolidated Balance Sheets as current (accounts and notes receivable — other) or long-term (other noncurrent assets) based on our expectation of the timing of cash flows. The carrying amount of the ECU earn-out was as follows: December 31, 2008 — $0; December 31, 2007 — $0 and December 31, 2006 — $20,213,000 (classified entirely as current).
The discounted cash flow model utilized to determine the fair value of the ECU earn-out required significant estimates and judgments described hereafter. An ECU is defined as the price of one short ton of chlorine plus the price of 1.1 short tons of caustic soda. The expected future prices for an ECU and natural gas were critical variables in the discounted cash flow model. Our estimates of these variables were derived from industry ECU pricing and current natural gas futures contracts. In addition, significant judgment was required in assessing the likelihood of the amounts and timing of each possible outcome. Additional disclosures regarding the ECU earn-out are presented in Notes 2 and 5.
Goodwill and Goodwill Impairment
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill is reviewed for impairment annually, as of January 1 for the recent completed fiscal year, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As of December 31, 2008, goodwill totaled $3,083,013,000, as compared with $3,789,091,000 at December 31, 2007. Total goodwill represented 35% of total assets at December 31, 2008, compared with 42% and 18% as of December 31, 2007 and 2006, respectively. The decrease in 2008 resulted primarily from a $596,180,000 reduction in the Florida Rock acquisition goodwill as a result of the final purchase price allocation (for more details, see Note 20) as well as a goodwill impairment charge of $252,664,000 as noted below. The increase in 2007 resulted primarily from the preliminary purchase price allocation for the November 2007 Florida Rock acquisition.
The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. We have four operating segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. Within these four operating segments, we have identified 13 reporting units based primarily on geographical location. The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the January 1 measurement date. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows and a market approach, which involves the application of revenue and earnings multiples of comparable companies. We consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the implied fair values to our market capitalization.
The results of the annual impairment tests performed as of January 1, 2009 indicated that the carrying value of our Cement reporting unit exceeded its fair value. Based on the preliminary results of the second step of the impairment test, we estimated that the entire amount of goodwill at this reporting unit was impaired. Therefore, we recorded a $252,664,000 pretax goodwill impairment charge for the year ended December 31, 2008. The results of the annual impairment tests performed as of January 1, 2008 and 2007 indicated that the fair values of the reporting units exceeded their carrying values and, therefore, goodwill was not impaired. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2007 and 2006.

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in our stock price, a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.
For additional information regarding goodwill, see Note 19.
Impairment of Long-lived Assets Excluding Goodwill
We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.
For additional information regarding long-lived assets and intangible assets, see Notes 4 and 19.
Revenue Recognition
Revenue is recognized at the time the sale price is fixed, the product’s title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured. Total revenues include sales of products to customers, net of any discounts and taxes, and third-party delivery revenues billed to customers.
Stripping Costs
In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.
Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. Additionally, we capitalize such costs as inventory only to the extent inventory exists at the end of a reporting period.
Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are expensed as incurred unless certain criteria are met. Capitalized pre-construction stripping costs are reported within other noncurrent assets in our accompanying Consolidated Balance Sheets and are typically amortized over the productive life of the mine.
Other Costs
Costs are charged to earnings as incurred for the start-up of new plants and for normal recurring costs of mineral exploration and research and development. Research and development costs for continuing operations totaled $1,546,000 in 2008, $1,617,000 in 2007 and $1,704,000 in 2006, and are included in selling, administrative and general expenses in the Consolidated Statements of Earnings.
Share-based Compensation
Our 1996 Long-term Incentive Plan expired effective May 1, 2006. Effective May 12, 2006, our shareholders approved the 2006 Omnibus Long-term Incentive Plan (Plan), which authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 5,400,000. As a result of the merger between us and Florida Rock, we can grant long-term incentive awards under Florida Rock’s shareholder approved Amended and Restated 2000 Stock Plan. The maximum number of shares available is 381,010 after adjustment for the merger. These shares are available for grants until September 30, 2010.
We account for our share-based compensation awards using fair-value-based measurement methods as prescribed by SFAS No. 123 (revised 2004), “Stock-Based Payment” [FAS 123(R)]. This results in the recognition of compensation expense for all stock-based compensation awards, including stock options, based on their fair value as of the grant date. For awards granted prior to our January 1, 2006 adoption of FAS 123(R), compensation cost for all share-based compensation awards is recognized over the nominal (stated) vesting period. For awards granted subsequent to our adoption of FAS 123(R), compensation cost is recognized over the shorter of:
•	the nominal vesting period or

•	the period until the employee’s award becomes nonforfeitable upon reaching eligible retirement age under the terms of the award.
We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. The tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows. The $11,209,000, $29,220,000 and $17,376,000 in excess tax benefits classified as financing cash inflows for the years ended December 31, 2008, 2007 and 2006, respectively, in the accompanying Consolidated Statements of Cash Flows relate to the exercise of stock options and issuance of shares under long-term incentive plans.
A summary of unrecognized compensation expense as of December 31, 2008 related to share-based awards granted under our long-term incentive plans is presented below (in thousands of dollars):

	Unrecognized	Expected
	Compensation	Weighted-average
	Expense	Recognition (Years)

Deferred stock units	$3,364	1.9
Performance shares	10,196	1.7
Stock options/SOSARs	11,880	0.8

Total/weighted-average	$25,440	1.3

Pretax compensation expense related to our share-based compensation awards, including awards classified as liabilities, and related income tax benefits for the years ended December 31 are summarized below (in thousands of dollars):

	2008	2007	2006

Pretax compensation expense	$17,800	$18,261	$22,670
Income tax benefits	7,038	7,319	8,901

For additional information regarding share-based compensation, see Note 11 under the caption Share-based Compensation Plans.
Reclamation Costs
Reclamation costs resulting from the normal use of long-lived assets are recognized over the period the asset is in use only if there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from the normal use under a mineral lease are recognized over the lease term only if there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.
In determining the fair value of the obligation, we estimate the cost for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is then discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.
In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, we use a weighted-average settlement date considering the probabilities of each alternative.
Reclamation obligations are reviewed at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment of an existing mineral lease. Examples of events that would trigger a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility.
For additional information regarding reclamation obligations (commonly known as asset retirement obligations), see Note 17.
Pension and Other Postretirement Benefits
We follow the guidance of SFAS No. 87, “Employers’ Accounting for Pensions” (FAS 87), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FAS 106), and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158) when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:
•	Discount Rate — The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.

•	Expected Return on Plan Assets — We project the future return on plan assets based principally on prior performance and our expectations for future returns for the types of investments held by the plan as well as the expected long-term asset allocation of the plan. These projected returns reduce the recorded net benefit costs.

•	Rate of Compensation Increase — For salary-related plans only, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita Cost of Covered Healthcare Benefits — We project the expected increases in the cost of covered healthcare benefits.
The provisions of FAS 87 and FAS 106 provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of actual results allows for a smoothed recognition in earnings of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. FAS 158 (see Note 18, caption 2006 — FAS 158 for a detailed description) partially supersedes the delayed recognition principles of FAS 87 and FAS 106 by requiring that differences between actual results and expected or estimated results be recognized in full in other comprehensive income. Amounts recognized in other comprehensive income pursuant to FAS 158 are reclassified to earnings in accordance with the recognition principles of FAS 87 and FAS 106.
For additional information regarding pension and other postretirement benefits, see Note 10.
Environmental Compliance
We incur environmental compliance costs, which include maintenance and operating costs for pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. Environmental expenditures that pertain to current operations or that relate to future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations that do not contribute to future revenues are expensed. Costs associated with environmental assessments and remediation efforts are accrued when management determines that a liability is probable and the cost can be reasonably estimated. At the early stages of a remediation effort, environmental remediation liabilities are not easily identified, due in part to the uncertainties of varying factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur.
When a range of probable loss can be estimated, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2008, the spread between the amount accrued and the maximum loss in the range was $2,054,000. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates, including key assumptions, for accruing environmental compliance costs; however, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.
For additional information regarding environmental compliance costs, see Note 8.
Claims and Litigation Including Self-insurance
We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers’ compensation up to $2,000,000 per occurrence, and automotive and general/product liability up to $3,000,000 per occurrence. We have excess coverage on a per occurrence basis beyond these deductible levels.
Under our self-insurance program, we aggregate certain claims and litigation costs that are reasonably predictable based on our historical loss experience and accrue losses, including future legal defense costs, based on actuarial studies. Certain claims and litigation costs, due to their unique nature, are not included in our actuarial studies. We use both internal and outside legal counsel to assess the probability of loss, and establish an accrual when the claims and litigation represent a probable loss and the cost can be reasonably estimated. For matters not included in our actuarial studies, legal defense costs are accrued when incurred. Accrued liabilities under our self-insurance program were $57,752,000, $62,514,000 and $45,197,000 as of December 31, 2008, 2007 and 2006, respectively. Approximately $19,000,000 of the increase from 2006 to 2007 relates to liabilities acquired in the Florida Rock acquisition. Accrued liabilities for self-insurance reserves as of December 31, 2008 were discounted at 1.96%. As of December 31, 2008, the undiscounted amount was $61,206,000 as compared with the discounted liability of $57,752,000. Expected payments (undiscounted) for the next five years are projected as follows: 2009 — $20,195,000; 2010 — $11,040,000; 2011 — $8,520,000; 2012 — $5,290,000 and 2013 — $3,879,000.
Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.
Income Taxes
Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.
In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income, and we will record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We take into account such factors as prior earnings history, expected future taxable income, mix of taxable income in the jurisdictions in which we operate, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset increasing our income tax expense in the year such determination is made. If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
Accounting Principles Board (APB) Opinion No. 23, “Accounting for Income Taxes, Special Areas,” does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) effective January 1, 2007 (see Note 18). In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.
A number of years may elapse before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in our tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.
We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.
Our largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is reflected in Note 9. The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings. Due to the magnitude of the impact of statutory depletion on our effective tax rate and taxable income, a significant portion of the financial reporting risk is related to this estimate.
The American Jobs Creation Act of 2004 created a new deduction for certain domestic production activities as described in Section 199 of the Internal Revenue Code. Generally, this deduction, subject to certain limitations, was set at 3% for 2006, 6% in 2007 and will remain at 6% through 2009 and reaches 9% in 2010 and thereafter. The estimated impact of this deduction on the 2008, 2007 and 2006 effective tax rates is presented in Note 9.
For additional information regarding income taxes and our adoption of FIN 48, see Notes 9 and 18.
Comprehensive Income (Loss)
We report comprehensive income (loss) in our Consolidated Statements of Shareholder’s Equity. Comprehensive income includes charges and credits to equity from nonowner sources. Comprehensive income comprises two subsets: net earnings (loss) and other comprehensive income (loss). Historically, other comprehensive income (loss) includes fair value adjustments to cash flow hedges, minimum pension liability adjustments (prior to December 31,

2006), and actuarial gains or losses and prior service costs recognized in accordance with FAS 158 (effective beginning December 31, 2006).
Earnings Per Share (EPS)
We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below (in thousands of shares):

	2008	2007	2006

Weighted-average common shares outstanding	109,774	97,036	97,577
Dilutive effect of:
Stock options/SOSARs	0	1,903	1,758
Other stock compensation plans	0	464	442

Weighted-average common shares outstanding, assuming dilution	109,774	99,403	99,777

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for the years ended December 31 are as follows (in thousands of shares):

	2008	2007	2006

Antidilutive common stock equivalents	3,310	407	6

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted FAS 157 with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by FSP FAS 157-2. The adoption of FAS 157 for financial assets and liabilities had no effect on our results of operations, financial position or cash flows. Additionally, its adoption resulted in no material changes in our valuation methodologies, techniques or assumptions for such assets and liabilities. See the caption Fair Value Measurements under this Note 1 for the disclosures related to financial assets and liabilities pursuant to the requirements of FAS 157.
FAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under FAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FSP FAS 157-2 requires companies to adopt the provisions of FAS 157 for fiscal years beginning after November 15, 2008 with early adoption permitted. We do not expect the adoption of FAS 157 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on our results of operations, financial position or liquidity.
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
FAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008; we will adopt FAS 141(R) as of January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). The standard requires all entities to report noncontrolling interests, sometimes referred to as minority interests, in subsidiaries as equity in the consolidated financial statements. Noncontrolling interest under FAS 160 is defined as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The amount of consolidated net earnings attributable to the parent and to the noncontrolling interest should be presented separately on the face of the consolidated statement of earnings. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be measured at fair value, and a gain or loss recognized accordingly. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of FAS 160 on January 1, 2009 to have a material effect on our results of operations, financial position or liquidity.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosure regarding renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We do not expect the adoption of FSP FAS 142-3 on January 1, 2009 to have a material effect on our results of operations, financial position or liquidity.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 162 became effective on November 15, 2008.

In June 2008, the FASB issued Staff Position No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption was prohibited and retroactive disclosure is required. We do not expect the adoption of FSP EITF 03-6-1 on January 1, 2009 to have a material effect on our results of operations, financial position or cash flows.
In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to require additional disclosures about transfers of financial assets. This FSP also amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to require additional disclosure regarding involvement with variable interest entities. The adoption of the disclosure requirements of this FSP as of December 2008 did not have a material effect on our notes to the consolidated financial statements.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106,” to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The additional disclosure requirements of this FSP are effective for fiscal years ending after December 15, 2009.
Use of Estimates in the Preparation of Financial Statements
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates under different assumptions or conditions.
Note 2 Discontinued Operations
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
In consideration for the sale of the Chemicals business, Basic Chemicals made an initial cash payment of $214,000,000. Concurrent with the sale transaction, we acquired the minority partner’s 49% interest in the joint venture for an initial cash payment of $62,701,000, and conveyed such interest to Basic Chemicals. The net initial cash proceeds of $151,299,000 were subject to adjustments for actual working capital balances at the closing date, transaction costs and income taxes. In 2006 we received additional cash proceeds of $10,202,000 related to adjustments for actual working capital balances at the closing date.
Basic Chemicals completed payment under one earn-out agreement and is required to make additional payments under a separate earn-out agreement subject to certain conditions. The first earn-out agreement was based on ECU and natural gas prices during the five-year period beginning July 1, 2005, and was capped at $150,000,000 (ECU earn-out or ECU derivative). During 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. The ECU earn-out was accounted for as a derivative instrument; accordingly, it was reported at fair value. Changes to the fair value of the ECU derivative were recorded within continuing operations pursuant to SAB Topic 5:Z:5. Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount is shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume.
As the proceeds from sale are spread over multiple years and the ultimate gain on sale, if any, will be recorded based on future 5CP receipts as described later in this note, the net cash proceeds from the 2005 sale of the Chemicals business are presented in the table below for the years ended December 31 starting with the sale year, 2005, to augment the reader’s understanding (in thousands of dollars):

	2008	2007	2006	2005

Proceeds from sale of Chemicals business, net of cash transaction fees
Initial proceeds from Basic Chemicals	$0	$0	$0	$214,000
Working capital adjustment received	0	0	10,202	0
Transaction costs	0	0	0	(4,746)
5CP earn-out	10,014	8,418	3,856	0
ECU earn-out	0	22,142	127,858	0

Subtotal cash received	$10,014	$30,560	$141,916	$209,254

Payment for minority partner’s interest in consolidated Chemicals joint venture
Initial payment for minority partner’s interest	$0	$0	$0	$(62,701)
Working capital adjustments paid	0	0	0	(2,471)

Subtotal cash paid	$0	$0	$0	$(65,172)

Net cash proceeds from the 2005 sale of the Chemicals business	$10,014	$30,560	$141,916	$144,082

The carrying amounts of the ECU and 5CP earn-outs are reflected in accounts and notes receivable — other and other noncurrent assets in the accompanying Consolidated Balance Sheets. The carrying amount of the ECU earn-out was as follows: December 31, 2008 — $0; December 31, 2007 — $0 and December 31, 2006 — $20,213,000 (classified entirely as current). During 2007, we received payments of $22,142,000 under the ECU earn-out and recognized gains related to changes in the fair value of the ECU earn-out of $1,929,000 (reflected as a component of other income, net in our Consolidated Statements of Earnings). During 2006, we received payments of $127,858,000 under the ECU earn-out and recognized gains related to changes in the fair value of the ECU earn-out of $28,721,000 (reflected as a component of other income, net in our Consolidated Statements of Earnings).
During 2008, we received a payment of $10,014,000 under the 5CP earn-out related to the year ended December 31, 2007. During 2007, we received a payment of $8,418,000 under the 5CP earn-out related to the year ended December 31, 2006. During 2006, we received net payments of $3,856,000 under the 5CP earn-out related to the period from the closing of the transaction in June 2005 through December 31, 2005. Additionally, the final resolution during 2006 of adjustments for working capital balances at the closing date resulted in an increase to the carrying amount of the 5CP earn-out of $4,053,000. The carrying amounts of the 5CP earn-out were as follows: December 31, 2008 — $10,814,000 (of which $9,737,000 was current); December 31, 2007 — $20,828,000 (of which $8,799,000 was current) and December 31, 2006 — $29,246,000 (of which $9,030,000 was current).
At the closing date, the fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, was expected to exceed the net carrying value of the assets and liabilities sold. However, pursuant to SFAS No. 5, “Accounting for Contingencies,” since the proceeds under the earn-out agreements were contingent in nature, no gain was recognized on the Chemicals sale and the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128,167,000. Furthermore, under SAB Topic 5:Z:5, upward adjustments to the fair value of the ECU earn-out subsequent to closing, which totaled $51,070,000, were recorded in continuing operations, and therefore did not contribute to the gain or loss on the sale of the Chemicals business. Ultimately, any gain or loss on the sale of the Chemicals business will be recognized to the extent future cash receipts under the 5CP earn-out related to the remaining performance period from January 1, 2009 to December 31, 2012 exceed or fall short of its December 31, 2008 carrying amount of $10,814,000.
We are potentially liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus will be payable only if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Amounts due would be payable annually based on the prior year’s results. Based on our 2008 results, the 2009 payout is projected to be $500,000. Therefore, we have accrued this amount as of December 31, 2008. Future expense, if any, is dependent upon our receiving sufficient cash receipts under the remaining earn-out and will be accrued in the period the bonus is earned.
Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Earnings for all periods presented.
There were no net sales or revenues from discontinued operations for the years presented. Pretax losses from discontinued operations are as follows (in thousands of dollars):

	2008	2007	2006

Discontinued Operations
Pretax loss	($4,059)	($19,327)	($16,624)

The pretax losses from discontinued operations primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses. Additionally, the pretax loss for 2008 includes $500,000 related to the cash transaction bonus as noted above. We recorded pretax charges including legal defense costs of $743,000, $16,373,000 and $9,387,000, during 2008, 2007 and 2006, respectively, related to a product liability claim filed by the city of Modesto, California (see Note 12).
Note 3 Inventories
Inventories at December 31 are as follows (in thousands of dollars):

	2008	2007	2006

Finished products	$295,525	$286,591	$214,508
Raw materials	28,568	28,330	9,967
Products in process	4,475	4,115	1,619
Operating supplies and other	35,743	37,282	17,443

Total inventories	$364,311	$356,318	$243,537

The acquisition of Florida Rock accounted for $80,255,000 of the increase in inventory during 2007. In addition to the amounts presented in the table above, as of December 31, 2007, inventories of $11,595,000 were classified as assets held for sale as described in Note 20.
Including amounts classified as held for sale, inventories valued under the LIFO method totaled $269,598,000, $269,458,000 and $181,851,000 at December 31, 2008, 2007 and 2006, respectively. During 2008 and 2007, reductions in LIFO inventory layers resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases. The effect of the LIFO liquidation on 2008 results was to decrease cost of goods sold by $2,654,000; increase earnings from continuing operations by $1,605,000; and increase net earnings by $1,605,000. The effect of the LIFO liquidation on 2007 results was to decrease cost of goods sold by $85,000; increase earnings from continuing operations by $52,000; and increase net earnings by $52,000.
Estimated current cost exceeded LIFO cost at December 31, 2008, 2007 and 2006 by $125,997,000, $85,067,000 and $57,979,000, respectively. We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-effecting the historic change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under the methods (substantially average cost) used prior to the adoption of the LIFO method, the approximate effect on net earnings would have been an increase of $26,192,000 in 2008, an increase of $15,518,000 in 2007 and an increase of $9,579,000 in 2006.
Note 4 Property, Plant & Equipment
Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows (in thousands of dollars):

	2008	2007	2006

Land and land improvements	$2,043,702	$1,429,820	$757,157
Buildings	150,922	155,242	87,681
Machinery and equipment	4,001,194	3,782,053	2,751,459
Leaseholds	7,508	7,159	7,514
Deferred asset retirement costs	153,360	133,043	116,595
Construction in progress	279,187	298,472	177,212

Total	$6,635,873	$5,805,789	$3,897,618

Less allowances for depreciation, depletion and amortization	2,480,061	2,185,695	2,028,504

Property, plant & equipment, net	$4,155,812	$3,620,094	$1,869,114

The acquisition of Florida Rock accounted for $1,508,403,000 of the net increase in property, plant & equipment during 2007. In addition to the amounts presented in the table above, as of December 31, 2007, property, plant & equipment, net in the amount of $105,170,000 were classified as assets held for sale as described in Note 20.
Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows (in thousands of dollars):

	2008	2007	2006

Capitalized interest cost	$14,243	$5,130	$5,000
Total interest cost incurred before recognition of the capitalized amount	187,056	53,348	31,310

Impairment losses represent the amount by which the carrying value exceeded the fair value of the long-lived assets. Write-downs at operating facilities resulted from decreased utilization related to changes in the marketplace; the valuations were based on discounted cash flow analysis. We recorded asset impairment losses related to long-lived assets as follows: 2008 — $154,000; 2007 — $153,000 and 2006 — $226,000. These impairment losses resulted from various write-downs related to continuing operations.
Note 5 Derivative Instruments
We periodically use derivative instruments to reduce our exposure to interest rate risk, currency exchange risk or price fluctuations on commodity energy sources consistent with our risk management policies.
In November 2003, we entered into an interest rate swap agreement for a stated (notional) amount of $50,000,000 under which we paid the six-month London Interbank Offered Rate (LIBOR) plus a fixed spread and received a fixed rate of interest of 6.40% from the counterparty to the agreement. We designated this instrument as a highly effective fair value hedge in accordance with FAS 133. Accordingly, the mark-to-market value of the hedge was reflected in our Consolidated Balance Sheets with an adjustment to record the underlying hedged debt at its fair value. The interest rate swap agreement terminated February 1, 2006, coinciding with the maturity of our 6.40% 5-year notes issued in 2001 in the amount of $240,000,000.
In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement with a counterparty in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum from the counterparty. We have designated this interest rate swap agreement as a cash flow hedge of the interest payments on the $325,000,000 of 3-year floating rate notes. The interest rate swap agreement is scheduled to terminate December 15, 2010, coinciding with the maturity of the $325,000,000 of 3-year floating rate notes. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. At December 31, 2008, we recognized a liability of $16,247,000 equal to the fair value of this swap (included in other noncurrent liabilities) and an accumulated other comprehensive loss of $9,615,000, net of tax of $6,632,000, equal to the highly effective portion of this swap. At December 31, 2007, we recognized a liability of $1,099,000 equal to the fair value of this swap (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $664,000, net of tax of $435,000, equal to the highly effective portion of this swap.
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
Amounts accumulated in other comprehensive loss related to the highly effective portion of the fifteen forward starting interest rate swaps totaled $47,336,000, net of tax of $32,653,000, as of December 31, 2008. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), these amounts will be amortized to interest expense over the remaining term of the related debt. At December 31, 2007, we recognized a liability of $41,312,000 equal to the fair value of these swaps (included in other noncurrent liabilities), and an accumulated other comprehensive loss of $22,721,000, net of tax of $14,857,000, equal to the highly effective portion of these swaps.
During the year ended December 31, 2008, we recognized a gain of $2,169,000 (included in other income (expense), net) due to hedge ineffectiveness related to the forward-starting interest rate swap agreements. During the year ended December 31, 2007, we recognized a loss of $5,154,000 (included in other income (expense), net) due to hedge ineffectiveness related to the forward-starting interest rate swap agreements. Additionally during 2007, we recognized a loss of $1,422,000 related to the discontinuance of cash flow hedging on a portion of our forward starting interest rate swaps when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within an additional two-month time period. There was no impact to earnings due to hedge ineffectiveness during the year ended December 31, 2006.

During 2009, we expect to reclassify into earnings, as interest expense, approximately $7,088,000 from amounts accumulated in other comprehensive income as of December 31, 2008.
In connection with the sale of our Chemicals business, we entered into an earn-out agreement that required the purchaser, Basic Chemicals, to make payments capped at $150,000,000 based on ECU and natural gas prices during the five-year period beginning July 1, 2005. We did not designate the ECU earn-out as a hedging instrument and, accordingly, gains and losses resulting from changes in the fair value were recognized in current earnings. Further, pursuant to SAB Topic 5:Z:5, changes in fair value were recorded in continuing operations. During the years ended December 31, 2008, 2007 and 2006, we recorded gains referable to the ECU earn-out of $0; $1,929,000 and $28,721,000, respectively. These gains are reflected in other income (expense), net in our accompanying Consolidated Statements of Earnings. During 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap.
Note 6 Credit Facilities, Short-term Borrowings and Long-term Debt
Short-term borrowings at December 31 are summarized as follows (in thousands of dollars):

	2008	2007	2006

Bank borrowings	$1,082,500	$1,260,500	$2,500
Commercial paper	0	831,000	196,400

Total short-term borrowings	$1,082,500	$2,091,500	$198,900

Bank borrowings
Maturity	2 days	2 to 22 days	January 2007
Weighted-average interest rate	1.63%	4.88%	5.58%
Commercial paper
Maturity	n/a	2 to 28 days	2 to 36 days
Weighted-average interest rate	n/a	4.92%	5.32%

We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,672,500,000 were maintained at the end of 2008, of which $7,500,000 expires January 28, 2009, $165,000,000 expires November 16, 2009, and $1,500,000,000 expires November 16, 2012. As of December 31, 2008, $1,082,500,000 of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
All lines of credit extended to us in 2008, 2007 and 2006 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.
As of December 31, 2008, we have $4,977,000 of secured long-term debt, including current maturities, assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.

Long-term debt at December 31 is summarized as follows (in thousands of dollars):

	2008	2007	2006

3-year floating loan issued 2008	$285,000	$0	$0
6.30% 5-year notes issued 2008[1]	249,543	0	0
7.00% 10-year notes issued 2008[2]	399,595	0	0
3-year floating notes issued 2007	325,000	325,000	0
5.60% 5-year notes issued 2007[3]	299,565	299,471	0
6.40% 10-year notes issued 2007[4]	349,822	349,808	0
7.15% 30-year notes issued 2007[5]	249,311	249,305	0
6.00% 10-year notes issued 1999	250,000	250,000	250,000
Private placement notes	15,375	48,844	49,335
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	0
Other notes	3,512	4,031	2,359

Total debt excluding short-term borrowings	$2,465,273	$1,565,009	$322,694

Less current maturities of long-term debt	311,685	35,181	630

Total long-term debt	$2,153,588	$1,529,828	$322,064

Estimated fair value of long-term debt	$1,843,479	$1,548,084	$332,611

[1]	Includes a decrease for unamortized discounts of $457 thousand as of December 31, 2008. The effective interest rate for these 5-year notes is 7.47%.

[2]	Includes a decrease for unamortized discounts of $405 thousand as of December 31, 2008. The effective interest rate for these 10-year notes is 7.86%.

[3]	Includes a decrease for unamortized discounts of $435 thousand and $529 thousand as of December 31, 2008 and December 31, 2007, respectively. The effective interest rate for these 5-year notes is 6.58%.

[4]	Includes a decrease for unamortized discounts of $178 thousand and $192 thousand as of December 31, 2008 and December 31, 2007, respectively. The effective interest rate for these 10-year notes is 7.39%.

[5]	Includes a decrease for unamortized discounts of $689 thousand and $695 thousand as of December 31, 2008 and December 31, 2007, respectively. The effective interest rate for these 30-year notes is 8.04%.
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
Scheduled debt payments during 2008 included $33,000,000 in December to retire a private placement note, $15,000,000 in December representing the first quarterly payment under the 3-year floating rate loan issued in June and payments under various miscellaneous notes that either matured at various dates or required monthly payments. A note in the amount of $1,276,000 previously scheduled to be retired in 2008 was extended until May 2009. Scheduled debt payments during 2007 were composed of small miscellaneous notes that matured at various dates. Scheduled debt payments during 2006 included $240,000,000 in February to retire 6.40% 5-year notes issued in 2001 and $32,000,000 in December to retire private placement notes issued in 1996.
Debt issuances in 2008 and 2007 relate primarily to funding the November 2007 acquisition of Florida Rock. The 2008 long-term issuances noted below effectively replace the 2007 short-term borrowings we incurred to initially fund the cash portion of the acquisition.

In June 2008, we established a $300,000,000 3-year syndicated floating rate term loan based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of December 31, 2008, the spread was 1.5 percentage points above the selected LIBOR option. The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15,000,000 starting in December 2008 and a principal payment of $135,000,000 in June 2011.
Additionally, in June 2008 we issued $650,000,000 of long-term notes in two series (tranches), as follows: $250,000,000 of 5-year 6.30% coupon notes and $400,000,000 of 10-year 7.00% coupon notes. These notes are presented in the table above net of discounts from par. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements (see Note 5), are 7.47% and 7.86%, respectively.
In December 2007, we issued $1,225,000,000 of long-term notes in four related series (tranches), as follows: $325,000,000 of 3-year floating rate notes, $300,000,000 of 5-year 5.60% coupon notes, $350,000,000 of 10-year 6.40% coupon notes and $250,000,000 of 30-year 7.15% coupon notes. Concurrent with the issuance of the notes, we entered into an interest rate swap agreement on the $325,000,000 3-year floating rate notes to convert them to a fixed interest rate of 5.25%. These notes are presented in the table above net of discounts from par. These discounts and the debt issuance costs of the notes are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for these notes, including the effects of above mentioned interest rate swap agreement and the settlement of the forward starting interest rate swap agreements (see Note 5), are 5.41%, 6.58%, 7.39% and 8.04% for the 3-year, 5-year, 10-year and 30-year notes, respectively.
Additionally, in November 2007 we assumed Florida Rock’s existing debt as follows: $17,550,000 ($3,550,000 secured) of variable-rate tax-exempt industrial revenue bonds, unsecured notes in the amount of $592,000 as of December 31, 2007 and secured notes in the amount of $1,777,000 as of December 31, 2007.
During 1999, we accessed the public debt market by issuing $500,000,000 of 5-year and 10-year notes in two related series (tranches) of $250,000,000 each. The 5.75% 5-year coupon notes matured in April 2004 and the 6.00% 10-year notes mature in April 2009.
In 1999, we purchased all the outstanding common shares of CalMat Co. The private placement notes were issued by CalMat in December 1996 in a series of four tranches at interest rates ranging from 7.19% to 7.66%. Principal payments on the notes began in December 2003 and end in December 2011. The $15,375,000 outstanding as of December 31, 2008 is at 7.66% and matures December 2011.
During 1991, we issued $81,000,000 of medium-term notes ranging in maturity from 3 to 30 years, and in interest rates from 7.59% to 8.85%. The $21,000,000 in medium-term notes outstanding as of December 31, 2008 has a weighted-average maturity of 6.2 years with a weighted-average interest rate of 8.852%.
As stated above, during 2007 we assumed $17,550,000 of variable-rate tax-exempt industrial revenue bonds with the acquisition of Florida Rock. These bonds mature as follows: $2,250,000 maturing June 2012, $1,300,000 maturing January 2021 and $14,000,000 maturing November 2022. The first two bond maturities are collateralized by certain property, plant & equipment. The remaining $14,000,000 of bonds are backed by a letter of credit.
Other notes of $3,512,000 as of December 31, 2008 were issued at various times to acquire land or businesses.

The total (principal and interest) payments of long-term debt, including current maturities, for the five years subsequent to December 31, 2008 are as follows (in thousands of dollars):

Payments of Long-term Debt	Total	Principal	Interest
2009	$449,487	$311,688	$137,799
2010	513,526	385,388	128,138
2011	290,734	185,249	105,485
2012	404,751	302,452	102,299
2013	337,053	260,166	76,887

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 50.2% as of December 31, 2008; 49.3% as of December 31, 2007; and 20.6% as of December 31, 2006. The increase in our total debt as a percentage of total capital from 20.6% in 2006 was the result of our financing to fund the November 2007 Florida Rock acquisition.
Note 7 Operating Leases
Total rental expense from continuing operations under operating leases primarily for machinery and equipment, exclusive of rental payments made under leases of one month or less, is summarized as follows (in thousands of dollars):

	2008	2007	2006

Minimum rentals	$34,263	$28,674	$28,364
Contingent rentals (based principally on usage)	39,169	33,904	33,021

Total	$73,432	$62,578	$61,385

Future minimum operating lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases, as of December 31, 2008 are payable as follows (in thousands of dollars):

Future Minimum Operating Lease Payments
2009	$27,853
2010	20,673
2011	18,508
2012	16,266
2013	11,603
Thereafter	30,465

Total	$125,368

Lease agreements frequently include renewal options and require that we pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements.

Note 8 Accrued Environmental Costs
Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs as follows (in thousands of dollars):

	2008	2007	2006

Continuing operations	$8,366	$4,086	$7,792
Retained from former Chemicals businesses	5,342	5,670	5,602

Total	$13,708	$9,756	$13,394

The long-term portion of the reserves noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $6,915,000, $6,324,000 and $9,873,000 at December 31, 2008, 2007 and 2006, respectively. The short-term portion of these reserves is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.
The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, CalMat and Tarmac facilities acquired in 2007, 1999 and 2000, respectively. The former Florida Rock facilities accounted for approximately 78% of the increase in 2008. The balances noted above for Chemicals relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business.
Note 9 Income Taxes
The components of earnings from continuing operations before income taxes are as follows (in thousands of dollars):

	2008	2007	2006

Domestic	$45,445	$643,350	$678,080
Foreign	29,613	24,152	25,411

Total	$75,058	$667,502	$703,491

Provision (benefit) for income taxes consists of the following (in thousands of dollars):

	2008	2007	2006

Current
Federal	$64,428	$172,149	$178,468
State and local	20,883	21,894	36,695
Foreign	7,035	5,888	5,931

Total	92,346	199,931	221,094

Deferred
Federal	(13,945)	6,601	627
State and local	(1,724)	(488)	2,254
Foreign	47	(1,628)	(662)

Total	(15,622)	4,485	2,219

Total provision	$76,724	$204,416	$223,313

The effective income tax rate varied from the federal statutory income tax rate due to the following:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from Statutory depletion	-37.4%	-4.8%	-4.6%
State and local income taxes, net of federal income tax benefit	14.8%	2.7%	3.5%
Nondeductible expense	2.2%	0.3%	0.2%
Goodwill impairment	86.6%	0.0%	0.0%
ESOP dividend deduction	-4.0%	-0.4%	-0.3%
U.S. Production Activities Deduction	-2.9%	-1.0%	-0.8%
Fair market value over tax basis of contributions	-5.1%	-0.7%	0.0%
Foreign tax rate differential	-6.6%	-0.4%	-0.8%
Prior year true up adjustments	9.2%	0.2%	0.0%
Provision for uncertain tax positions	2.0%	-0.3%	-0.2%
Gain on sale of goodwill on divested assets	9.3%	0.0%	0.0%
Other	-0.9%	0.0%	-0.3%

Effective tax rate	102.2%	30.6%	31.7%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows (in thousands of dollars):

	2008	2007	2006

Deferred tax assets related to
Pensions	$59,887	$0	$0
Other postretirement benefits	43,117	44,392	30,049
Accruals for asset retirement obligations and environmental accruals	46,020	27,024	10,788
Accounts receivable, principally allowance for doubtful accounts	3,333	3,110	1,429
Inventory	415	1,593	11,989
Deferred compensation, vacation pay and incentives	55,338	29,826	25,221
Interest rate swaps	38,181	36,558	0
Self-insurance reserves	22,024	23,909	17,589
Valuation allowance on net operating loss carryforward	(6,057)	0	0
Other	30,081	13,380	18,669

Total deferred tax assets	292,339	179,792	115,734

Deferred tax liabilities related to
Fixed assets	905,957	681,453	300,936
Pensions	0	39,947	26,665
Intangible assets	244,010	63,526	34,697
Other	20,203	22,174	15,762

Total deferred tax liabilities	1,170,170	807,100	378,060

Net deferred tax liability	$877,831	$627,308	$262,326

The above amounts are reflected in the accompanying Consolidated Balance Sheets as of December 31 as follows (in thousands of dollars):

	2008		2007		2006

Deferred income taxes
Current assets	$	(71,205)	$	(44,210)	$	(25,579)
Deferred liabilities		949,036		671,518		287,905

Net deferred tax liability		$877,831		$627,308		$262,326

The December 31, 2008 net deferred tax liability reflects a $250,523,000 increase from the prior year. This increase includes the impact of the recognition of an additional deferred tax liability related to our acquisition of Florida Rock. The December 31, 2007 net deferred tax liability reflects a $364,982,000 increase from the prior year, which also primarily related to our acquisition of Florida Rock. As of the acquisition date, we recognized a deferred tax liability of $747,069,000, reflecting the temporary differences between book and tax basis, of which $560,872,000 was referable to fixed assets.
Our determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize the realization of deferred tax assets. We believe that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, we do not believe that it is more likely than not that all of our state net operating loss carryforwards will be realized in future periods. Accordingly, a valuation allowance was established against the state net operating loss deferred tax asset through a charge to earnings in the fourth quarter of 2008 in the amount of $6,057,000. At December 31, 2008, we had $166,459,000 of net operating loss carryforwards in various state jurisdictions. These losses begin to expire in 2009.
We adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007 as discussed in Note 18. FIN 48 clarifies the accounting for uncertain tax positions and the resulting unrecognized income tax benefits as discussed in our accounting policy for income taxes (See Note 1, caption Income Taxes). In the table below, we have excluded interest and penalties from the 2007 amounts to conform with our 2008 presentation. The change in the unrecognized income tax benefits for the years ending 2008 and 2007 is reconciled below (in thousands of dollars):

	2008	2007

Unrecognized income tax benefits as of January 1	$7,480	$9,700

Increases for tax positions related to
Prior years	482	2,148
Current year	6,189	2,323
Acquisitions	5,250
Decreases for tax positions related to
Prior years	(1,009)	(1,900)
Current year	0	0
Settlements with taxing authorities	(261)	(281)
Expiration of applicable statute of limitations	0	(4,510)

Unrecognized income tax benefits as of December 31	$18,131	$7,480

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The total amount of interest and penalties recognized as income tax expense during 2008 was ($202,000). The balance of accrued interest and penalties included in our liability for unrecognized tax benefits as of December 31, 2008 and January 1, 2008 amounted to $1,376,000 and $4,050,000, respectively.
As of December 31, 2008, our total liability for unrecognized tax benefits amounts to $18,131,000, of which $15,022,000 would affect the effective tax rate if recognized.

We are routinely examined by various taxing authorities. The U.S. federal statute of limitations for 2004 has been extended to March 15, 2009, with no anticipated significant tax decrease to any single tax position. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.
We file income tax returns in the U.S. federal and various state jurisdictions and two foreign jurisdictions. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2002.
We have not recognized deferred income taxes on $37,731,000 of undistributed earnings from one of our international subsidiaries, since we consider such earnings as indefinitely reinvested. If we distribute the subject earnings, in the form of dividends, then the distribution would be subject to U.S. income taxes. The amount of the deferred income taxes that would be recognized is $13,206,000.
Note 10 Benefit Plans
Upon our January 1, 2008 adoption of the measurement date provisions of FAS 158 (see Note 18, caption 2008 — FAS 158) we changed our measurement date for our pension and other postretirement benefit plans to December 31. Previously, our measurement date was November 30.
Pension Plans
We sponsor three funded, noncontributory defined benefit pension plans. With the November 16, 2007 acquisition of Florida Rock we assumed a fourth plan that is closed to new participants. Effective December 31, 2008, this assumed plan was merged with the Chemicals Hourly Plan. The remaining three plans cover substantially all employees hired prior to July 15, 2007, other than those covered by union-administered plans. Normal retirement age is 65, but the plans contain provisions for earlier retirement. Benefits for the Salaried Plan and the closed plan we assumed from Florida Rock are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan and the Chemicals Hourly Plan provide benefits equal to a flat dollar amount for each year of service. Effective July 15, 2007, we amended our defined benefit pension plans and our then existing defined contribution 401K plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and non-union hourly employees hired on or after July 15, 2007 are eligible for a single defined contribution 401K/Profit-Sharing plan rather than both a defined benefit and a defined contribution plan.
Additionally, we sponsor unfunded, nonqualified pension plans, including one such plan assumed in the Florida Rock acquisition, that are included in the tables below. The projected benefit obligation, accumulated benefit obligation and fair value of assets for these plans were: $53,701,000, $49,480,000, and $0 at December 31, 2008, $57,140,000, $40,892,000 and $0 at December 31, 2007 and $37,081,000, $31,351,000 and $0 at December 31, 2006. Approximately $8,100,000 and $8,900,000 of the obligations at December 31, 2008 and December 31, 2007, respectively, relate to existing Florida Rock retirees receiving benefits under the assumed plan.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31 (in thousands of dollars):

	2008		2007		2006

Change in Benefit Obligation
Benefit obligation at beginning of year		$636,270		$579,641		$535,686
Remeasurement adjustment (See Note 18, caption 2008 — FAS 158)		(21,020)		0		0
Acquisition		0		36,921		0
Service cost		19,166		20,705		18,322
Interest cost		39,903		34,683		32,122
Amendments		0		(828)		(1,441)
Actuarial (gain) loss		(21,819)		(5,322)		26,531
Benefits paid		(31,655)		(29,530)		(31,579)

Benefit obligation at end of year		$620,845		$636,270		$579,641

Change in Plan Assets
Fair value of assets at beginning of year		$679,747		$611,184		$557,036
Remeasurement adjustment (See Note 18, caption 2008 — FAS 158)		(2,809)		0		0
Acquisition		0		25,802		0
Actual return on plan assets (1)		(229,164)		70,483		84,209
Employer contribution		2,858		1,808		1,518
Benefits paid		(31,655)		(29,530)		(31,579)

Fair value of assets at end of year		$418,977		$679,747		$611,184

Funded status	$	(201,868)		$43,477		$31,543

Net amount recognized	$	(201,868)		$43,477		$31,543

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets		$0		$102,446		$68,517
Current liabilities		(3,453)		(2,978)		(1,584)
Noncurrent liabilities		(198,415)		(55,991)		(35,390)

Net amount recognized	$	(201,868)		$43,477		$31,543

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)		$199,141	$	(40,500)	$	(9,389)
Prior service cost		1,858		2,356		3,939

Total amount recognized		$200,999	$	(38,144)	$	(5,450)

(1)	Actual return on plan assets during 2008 includes a $48,018 thousand write-down in the estimated fair value of certain assets invested in Westridge Capital Management, Inc. The write-down, net of income taxes, was recorded in other comprehensive loss for 2008. See Note 22.
The accumulated benefit obligation and the projected benefit obligation exceeded plan assets for all of our defined benefit plans at December 31, 2008. Plan assets exceeded the accumulated benefit obligation and the projected benefit obligation at December 31, 2007 and 2006.
The accumulated benefit obligation for all defined benefit pension plans was $581,653,000 at December 31, 2008; $582,589,000 at December 31, 2007; and $533,906,000 at December 31, 2006. The accumulated benefit obligation resulting from the Florida Rock acquisition was approximately $35,900,000 as of December 31, 2007.
The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31 (amounts in thousands, except percentages):

	2008	2007	2006

Components of Net Periodic Pension Benefit Cost
Service cost	$19,166	$20,705	$18,322
Interest cost	39,903	34,683	32,122
Expected return on plan assets	(51,916)	(46,517)	(43,970)
Amortization of prior service cost	460	755	1,067
Amortization of actuarial loss	560	1,822	1,737

Net periodic pension benefit cost	$8,173	$11,448	$9,278

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$259,308	$(29,287)	$0
Prior service credit	0	(829)	0
Reclassification of actuarial loss to net periodic pension benefit cost	(560)	(1,822)	0
Reclassification of prior service cost to net periodic pension benefit cost	(460)	(755)	0

Amount recognized in other comprehensive income	$258,288	$(32,693)	$0

Assumptions
Weighted-average assumptions used to determine benefit obligation at December 31 for 2008 and November 30 for 2007 and 2006
Discount rate	6.60%	6.45%	5.70%
Rate of compensation increase (for salary-related plans):
Inflation	2.25%	2.25%	2.25%
Merit/Productivity	2.50%	2.50%	2.50%

Total rate of compensation increase	4.75%	4.75%	4.75%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.45%	5.70%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase (for salary-related plans):
Inflation	2.25%	2.25%	2.25%
Merit/Productivity	2.50%	2.50%	2.50%

Total rate of compensation increase	4.75%	4.75%	4.75%

During 2006, we recognized a settlement charge of $826,000 representing an acceleration of unrecognized losses due to lump-sum payments to certain retirees from our former Chemicals business.
The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost during 2009 are $1,165,000 and $460,000, respectively.

Plan assets are composed primarily of marketable domestic and international equity securities, corporate and government debt securities and other specialty investments. Our pension plan asset allocation ranges for 2009 and asset allocation percentages at December 31, 2008, 2007 and 2006 are presented below:

	Target Asset		Percentage of
	Allocation Ranges		Plan Assets at December 31
Asset Category	2009	2008	2007	2006

Equity securities	50%- 77%	42%	62%	66%
Debt securities	15%- 27%	30%	18%	17%
Real estate	0% - 0%	0%	0%	0%
Other	10%- 25%	28%	20%	17%

Total		100%	100%	100%

Equity securities include domestic investments in the Russell 3000 Index and foreign equities in the Europe, Australia and Far East (EAFE) and International Finance Corporation (IFC) Emerging Market Indices. Debt securities include domestic debt instruments, while the other asset category includes investments in venture capital, buyout funds, mezzanine debt private partnerships and an interest in a commodity index fund as well as cash reserves.
We establish our pension investment policy by evaluating asset/liability studies periodically performed by our consultants. These studies estimate trade-offs between expected returns on our investments and the variability in anticipated cash contributions to fund our pension liabilities. Our policy accepts a relatively high level of variability in potential pension fund contributions in exchange for higher expected returns on our investments and lower expected future contributions. We believe this policy is prudent given our pension funding levels and is reflective of our practice of maintaining a strong balance sheet over time.
Our current strategy for implementing this policy is to invest a relatively high proportion in publicly traded equities and moderate amounts in long-term publicly traded debt and private, nonliquid opportunities, such as venture capital, commodities, buyout funds and mezzanine debt. The shift in the percentage of plan assets by asset category in 2008 results from the performance of the various asset classes and not from a change in policy with respect to asset allocation.
The policy, set by the Board’s Finance and Pension Funds Committee, is articulated through guideline ranges and targets for each asset category: domestic equities, foreign equities, bonds, specialty investments and cash reserves. Management implements the strategy within these guidelines and reviews the financial results quarterly, while the Finance and Pension Funds Committee reviews them semiannually.
Assumptions regarding our expected return on plan assets are based primarily on judgments made by management and the Board committee. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors, and the opinions of market professionals. We base our expected return on long-term investment expectations. Accordingly, the expected return has remained 8.25% since our 1986 adoption of FAS 87 and has not varied due to short-term results above or below our long-term expectations.
Total employer contributions for the pension plans are presented below (in thousands of dollars):

Pension

Employer Contributions
2006	$1,433
2007	1,808
2008	3,127
2009 (estimated)	4,555

The 2009 estimated employer contributions do not include the effect, if any, of the write-down in the estimated fair value of certain assets invested at Westridge Capital Management, Inc. See Note 22 for additional information.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Pension

Estimated Future Benefit Payments
2009	$31,422
2010	33,454
2011	36,142
2012	38,501
2013	40,658
2014-2018	239,373

Certain of our hourly employees in unions are covered by multi-employer defined benefit pension plans. Contributions to these plans approximated $8,008,000 in 2008, $8,368,000 in 2007, and $7,352,000 in 2006. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union-administered plans are not determinable from available information. A total of 19% of our hourly labor force were covered by collective bargaining agreements. Of our hourly workforce covered by collective bargaining agreements, 40% were covered by agreements that expire in 2009.
In addition to the pension plans noted above, we have one unfunded supplemental retirement plan as of December 31, 2008 and two unfunded supplemental retirement plans as of December 31, 2007 and 2006. The accrued costs for these supplemental retirement plans were $917,000 at December 31, 2008; $1,104,000 at December 31, 2007; and $1,201,000 at December 31, 2006.
The Pension Protection Act of 2006 (PPA), enacted on August 17, 2006, significantly changed the funding requirements after 2007 for single-employer defined benefit pension plans, among other provisions. Funding requirements under the PPA are largely based on a plan’s funded status, with faster amortization of any shortfalls or surpluses. The Act did not have a material impact on the funding requirements of our defined benefit pension plans during 2008.
While negative returns on plan assets in 2008, including the write-down in the estimated fair value of certain assets invested at Westridge Capital Management, Inc. (see Note 22), have diminished our plans’ funded status, we currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.
Postretirement Plans
In addition to pension benefits, we provide certain healthcare benefits and life insurance for some retired employees. Effective July 15, 2007, we amended our salaried postretirement healthcare coverage to increase the eligibility age for early retirement coverage to age 62, unless certain grandfathered provisions were met. This change reduced the postretirement plan benefit obligation by $7,170,000 as of July 15, 2007, and resulted in a reduction to net periodic benefit cost of $1,042,000 for the remainder of 2007. Substantially all our salaried employees and, where applicable, hourly employees may become eligible for those benefits if they reach a qualifying age and meet certain service requirements while working for us. Generally, Company-provided healthcare benefits terminate when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first. The Florida Rock acquisition increased the postretirement plan benefit obligation as of December 31, 2007 by approximately $13,800,000.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31 (in thousands of dollars):

	2008	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$106,154	$90,805	$89,735
Remeasurement adjustment (See Note 18, caption 2008 — FAS 158)	4,459	0	0
Acquisition	0	13,759	0
Service cost	5,224	4,096	3,617
Interest cost	6,910	5,483	4,760
Amendments	100	(7,170)	(82)
Actuarial (gain) loss	(3,621)	6,123	(101)
Benefits paid	(6,389)	(6,942)	(7,124)

Benefit obligation at end of year	$112,837	$106,154	$90,805

Change in Plan Assets
Fair value of assets at beginning of year	$0	$0	$0
Actual return on plan assets	0	0	0

Fair value of assets at end of year	$0	$0	$0

Funded status	$(112,837)	$(106,154)	$(90,805)

Net amount recognized	$(112,837)	$(106,154)	$(90,805)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(7,277)	$(6,966)	$(5,497)
Noncurrent liabilities	(105,560)	(99,188)	(85,308)

Net amount recognized	$(112,837)	$(106,154)	$(90,805)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$18,789	$19,485	$14,272
Prior service credit	(6,366)	(7,375)	(680)

Total amount recognized	$12,423	$12,110	$13,592

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31 (amounts in thousands, except percentages):

	2008		2007		2006

Components of Net Periodic Postretirement Benefit Cost
Service cost		$5,224		$4,096	$3,617
Interest cost		6,910		5,483	4,760
Expected return on plan assets		0		0	0
Amortization of prior service credit		(839)		(475)	(168)
Amortization of actuarial loss		1,020		910	478

Net periodic postretirement benefit cost		$12,315		$10,014	$8,687

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$	(3,792)		$6,123	$0
Prior service cost (credit)		100		(7,170)	0
Reclassification of actuarial loss to net periodic postretirement benefit cost		(1,020)		(910)	0
Reclassification of prior service credit to net periodic postretirement benefit cost		839		475	0

Amount recognized in other comprehensive income	$	(3,873)	$	(1,482)	$0

Assumptions
Weighted-average assumptions used to determine benefit obligation at December 31 for 2008 and November 30 for 2007 and 2006
Discount rate		6.65%		6.10%	5.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate		6.10%		5.50%	5.50%
Assumed Healthcare Cost Trend Rates at December 31
Healthcare cost trend rate assumed for next year		9%		9%	9%
Rate to which the cost trend rate gradually declines		5%		5.25%	5%
Year that the rate reaches the rate it is assumed to maintain		2017		2012	2011

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during 2009 are $766,000 and $824,000, respectively.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands of dollars):

	One-percentage-point	One-percentage-point
	Increase	Decrease

Effect on total of service and interest cost	$1,295	$(1,128)
Effect on postretirement benefit obligation	10,032	(8,898)

Total employer contributions for the postretirement plans are presented below (in thousands of dollars):

Postretirement

Employer Contributions
2006	$6,566
2007	6,933
2008	6,389
2009 (estimated)	7,277

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Postretirement

Estimated Future Benefit Payments
2009	$7,277
2010	8,093
2011	9,002
2012	9,706
2013	10,448
2014-2018	64,601

Contributions by participants to the postretirement benefit plans for the years ended December 31 were as follows (in thousands of dollars):

Postretirement

Participants Contributions
2006	$857
2007	1,147
2008	1,460

Pension and Other Postretirement Benefits Assumptions
During 2008, we reviewed our assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.
In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. At December 31, 2008, the discount rate for our plans increased to 6.60% from 6.45% at November 30, 2007 for purposes of determining our liability under FAS 87 (pensions) and increased to 6.65% from 6.10% at November 30, 2007 for purposes of determining our liability under FAS 106 (other postretirement benefits). An analysis of the duration of plan liabilities and the yields for corresponding high-quality bonds is used in the selection of the discount rate.

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2008, the expected return on plan assets remained 8.25%.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2008, the inflation component of the assumed rate of compensation increase remained 2.25%. In addition, based on future expectations of merit and productivity increases, the weighted-average component of the salary increase assumption remained 2.50%.
In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2008, our assumed rate of increase in the per capita cost of covered healthcare benefits increased to 9.0% for 2009, decreasing each year until reaching 5.0% in 2017 and remaining level thereafter.
Defined Contribution Plans
We sponsor four defined contribution plans. During 2008, the two plans assumed with the acquisition of Florida Rock were merged into the Vulcan Materials Company 401(k)/Profit-Sharing plan. Substantially all salaried and nonunion hourly employees are eligible to be covered by at least one of these plans. As stated above, effective July 15, 2007, we amended our defined benefit pension plans and our defined contribution 401(k) plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and nonunion hourly employees hired on or after July 15, 2007 are eligible for a single defined contribution 401(k)/Profit-Sharing plan rather than both a defined benefit and a defined contribution plan. Expense recognized in connection with these plans totaled $16,930,000, $10,713,000, and $12,017,000 for 2008, 2007 and 2006, respectively.
Impact of Sale of the Chemicals Business
In connection with the sale of the Chemicals business, as described in Note 2, we retained the accumulated benefit obligation for the Chemicals Hourly Pension Plan, as all active participants ceased employment with the Company. We also retained the accumulated benefit obligation for salaried employees who ceased participation in the Salaried Pension Plan as a result of their termination. Both of these accumulated benefit obligations are funded by assets held in our Master Pension Trust.
Additionally, we retained the accumulated benefit obligation for any unfunded, nonqualified pension plans related to Chemicals salaried employees who ceased participation as a result of their termination. The retention of the unfunded accumulated benefit obligation for postretirement plans depended on whether the terminated employee reached a qualifying age and met certain service requirements prior to termination.
Note 11 Incentive Plans

Share-based Compensation Plans
Our 1996 Long-term Incentive Plan expired effective May 1, 2006. Effective May 12, 2006, our shareholders approved the 2006 Omnibus Long-term Incentive Plan (Plan), which authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 5,400,000. As a result of the merger between us and Florida Rock, we can grant long-term incentive awards to certain employees under Florida Rock’s shareholder approved Amended and Restated 2000 Stock Plan. The maximum number of shares available for issuance under the Florida Rock plan is 381,010 after adjustment for the merger. These shares are available for grants until September 30, 2010.
Deferred Stock Units — Deferred stock units were granted to executive officers and key employees from 2001 through 2005. These awards vest ratably in years 6 through 10 following the date of grant, accrue dividend equivalents starting one year after grant, carry no voting rights and become payable upon vesting. A single deferred stock unit entitles the recipient to one share of common stock upon vesting. Vesting is accelerated upon retirement at age 62 or older, death, disability or change of control as defined in the award agreement. Nonvested units are forfeited upon termination of employment for any other reason. Expense provisions referable to these awards amounted to $1,206,000 in 2008, $1,371,000 in 2007 and $1,142,000 in 2006.

The fair value of deferred stock units is estimated as of the date of grant based on the market price of our stock on the grant date. Compensation cost is recognized in net earnings ratably over the 10-year maximum vesting life during which employees perform related services. For awards that may be granted on or after January 1, 2006, expense recognition would be accelerated to the retirement eligible date for individuals meeting the requirements for immediate vesting of awards upon reaching retirement age. The following table summarizes activity for nonvested deferred stock units during the year ended December 31, 2008:

		Weighted-average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at January 1, 2008	275,263	$41.95
Granted	0	$0.00
Dividend equivalents accrued	7,744	$70.34
Vested	(43,253)	$44.86
Canceled/forfeited	(1,654)	$40.96

Nonvested at December 31, 2008	238,100	$42.35

Performance Shares — Performance share awards were granted annually beginning in 2003 with the exception of 2006. Each performance share unit is equal to one share of our common stock, but carries no voting or dividend rights. The units ultimately paid for performance share awards may range from 0% to 200% of target. Fifty percent of the payment is based upon our three-year-average Total Shareholder Return (TSR) performance relative to the three-year-average TSR performance of a preselected comparison group of companies. The remaining 50% of the payment is based upon the achievement of established internal financial performance targets. These awards vest on December 31 of the third year after date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Awards granted prior to 2005 were paid in an equal combination of cash and shares of our common stock. The cash portion of the award was based on the market value of our common stock on the measurement date. Performance shares granted after 2004 are paid entirely in shares of our common stock. Expense provisions referable to these awards amounted to $6,227,000 in 2008, $7,684,000 in 2007 and $12,179,000 in 2006.

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. Compensation cost for awards that are paid in shares is recognized in net earnings ratably over the three-year maximum vesting life, is based on the awards that ultimately vest and is not adjusted for the actual target percentage achieved. Compensation cost for awards paid in cash was recognized in net earnings over the three-year maximum vesting life and was adjusted based upon changes in the fair market value of our common stock and changes in our relative TSR performance and internal financial performance targets. For awards granted on or after January 1, 2006, expense recognition is accelerated to the retirement eligible date for individuals meeting the requirements for immediate vesting of awards upon reaching retirement age. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2008:

		Weighted-average
	Number	Grant Date
	of Shares[1]	Fair Value

Nonvested at January 1, 2008	209,500	$77.83
Granted	149,410	$68.41
Vested	(120,270)	$56.98
Canceled/forfeited	(6,444)	$80.12

Nonvested at December 31, 2008	232,196	$82.50

[1]	The number of common shares issued related to performance shares may range from 0% to 200% of the number of performance shares shown in the table above based on the achievement of established internal financial performance targets and our three-year-average TSR performance relative to the three-year-average TSR performance of a preselected comparison group of companies.
During 2007, the weighted-average grant date fair value of performance shares granted was $105.93. No performance share awards were granted in 2006.
Cash payments under our performance share plan, net of applicable tax withholdings, were $0 in 2008, $9,144,000 in 2007 and $6,700,000 in 2006.
Stock Options/SOSARs — Stock options/SOSARs granted have an exercise price equal to the market value of our underlying common stock on the date of grant. With the exceptions of the stock option grants awarded in December 2005 and January 2006, the options/SOSARs vest ratably over 3 or 5 years and expire 10 years subsequent to the grant. The options awarded in December 2005 and January 2006 were fully vested on the date of grant, expire 10 years subsequent to the grant, and shares obtained upon exercise of the options were restricted from sale until January 1, 2009 and January 24, 2009, respectively. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested awards are forfeited upon termination for any other reason. Prior to the acquisition of Florida Rock, shares issued upon the exercise of stock options were issued from treasury stock. Since that acquisition, these shares are issued from our authorized and unissued common stock.
The fair value of stock options/SOSARs is estimated as of the date of grant using the Black-Scholes option pricing model. Compensation expense for stock options and SOSAR is based on this grant date fair value and is recognized for awards that ultimately vest. The following table presents the weighted-average fair value and the weighted-average assumptions used in estimating the fair value of grants for the years ended December 31:

	2008	2007	2006

Fair value	$19.76	$34.18	$16.95
Risk-free interest rate	3.21%	4.73%	4.34%
Dividend yield	2.07%	2.04%	2.16%
Volatility	28.15%	27.46%	26.22%
Expected term	7.25 years	7.75 years	5.05 years

The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period equal to or approximating the option’s expected term. The dividend yield assumption is based on our historical dividend payouts. The volatility assumption is based on the historical volatility and expectations about future volatility of our common stock over a period equal to the option’s/SOSAR’s expected term and the market-based implied volatility derived from options trading on our common stock. The expected term is based on historical experience and expectations about future exercises and represents the period of time that options/SOSARs granted are expected to be outstanding.
A summary of our stock option/SOSAR activity as of December 31, 2008 and changes during the year is presented below:

			Weighted-average
			Remaining	Aggregate
	Number	Weighted-average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Life (Years)	(in thousands)

Outstanding at January 1, 2008	6,279,755	$54.00
Granted	393,760	$70.68
Exercised	(706,654)	$41.43
Forfeited or expired	(23,834)	$69.82

Outstanding at December 31, 2008	5,943,027	$56.54	4.92	$74,369

Vested and expected to vest	5,919,491	$56.46	4.93	$76,152

Exercisable at December 31, 2008	5,028,267	$52.82	4.38	$81,626

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the average of our high and low stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options/SOSARs) that would have been received by the option holders had all options/SOSARs been exercised on December 31, 2008. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options exercised for the years ended December 31 are as follows (in thousands of dollars):

	2008	2007	2006

Aggregate intrinsic value of options exercised	$23,714	$62,971	$43,725

To the extent the tax deductions exceed compensation cost recorded, the tax benefit is reflected as a component of shareholders’ equity in our Consolidated Balance Sheets. The following table presents cash received and tax benefit realized from stock option exercises and compensation cost recorded referable to stock options for the years ended December 31 (in thousands of dollars):

	2008	2007	2006

Stock option exercises
Cash received	$29,278	$35,195	$28,920
Tax benefit	9,502	25,232	17,376
Stock option compensation cost	10,367	9,207	9,348

Cash-based Compensation Plans
We have incentive plans under which cash awards may be made annually to officers and key employees. Expense provisions referable to these plans amounted to $5,239,000 in 2008, $21,187,000 in 2007 and $22,491,000 in 2006.

Note 12 Commitments and Contingencies
We have commitments in the form of unconditional purchase obligations as of December 31, 2008. These include commitments for the purchase of property, plant & equipment of $25,034,000 and commitments for noncapital purchases of $88,395,000. These commitments are due as follows (in thousands of dollars):

Unconditional
Purchase
Obligations

Property, Plant & Equipment
2009	$25,034

Total	$25,034

Noncapital
2009	$28,920
2010-2011	25,392
2012-2013	16,759
Thereafter	17,324

Total	$88,395

Expenditures under the noncapital purchase commitments totaled $132,543,000 in 2008, $135,721,000 in 2007 and $139,033,000 in 2006.
We have commitments in the form of contractual obligations related to our mineral royalties as of December 31, 2008 in the amount of $194,887,000, due as follows (in thousands of dollars):

Contractual
Obligations

Mineral Royalties
2009	$14,775
2010-2011	21,174
2012-2013	15,440
Thereafter	143,498

Total	$194,887

Expenditures under the contractual obligations related to mineral royalties totaled $50,697,000 in 2008, $48,120,000 in 2007 and $45,569,000 in 2006.
We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue standby letters of credit to back our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods and services. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all our standby letters of credit have a one-year term and are renewable annually at the option of the beneficiary.

Our standby letters of credit as of December 31, 2008 are summarized in the table below (in millions of dollars):

Amount

Standby Letters of Credit
Risk management requirement for insurance claims	$45.6
Payment surety required by utilities	0.4
Contractual reclamation/restoration requirements	55.9
Financing requirement for industrial revenue bond	14.2

Total standby letters of credit	$116.1

As described in Note 2, we may be required to make cash payments in the form of a transaction bonus to certain key former Chemicals employees. The transaction bonus is contingent upon the amounts received under the two earn-out agreements entered into in connection with the sale of the Chemicals business. Amounts due would be payable annually based on the prior year’s results. Based on our 2008 results, the 2009 payout is projected to be $500,000. Therefore, we have accrued this amount as of December 31, 2008. Future expense, if any, is dependent upon our receiving sufficient cash receipts under the remaining earn-out and will be accrued in the period the bonus is earned, the year prior to payment.
As described in Note 9, our liability for unrecognized tax benefits is $18,131,000 as of December 31, 2008.
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
We have received notices from the United States Environmental Protection Agency (EPA) or similar state or local agencies that we are considered a potentially responsible party (PRP) at a limited number of sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state and local environmental laws. Generally we share the cost of remediation at these sites with other PRPs or alleged PRPs in accordance with negotiated or prescribed allocations. There is inherent uncertainty in determining the potential cost of remediating a given site and in determining any individual party’s share in that cost. As a result, estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, remediation methods, other PRPs and their probable level of involvement, and actions by or against governmental agencies or private parties.
We have reviewed the nature and extent of our involvement at each Superfund site, as well as potential obligations arising under other federal, state and local environmental laws, and based our estimated accrued obligation, if any, upon our likely portion of the potential liability in relation to the total liability of all PRPs that have been identified and are believed to be financially viable. In our opinion, the ultimate resolution of claims and assessments related to these sites will not have a material adverse effect on our consolidated results of operations, financial position or cash flows, although amounts recorded in a given period could be material to our results of operations or cash flows for that period. Amounts accrued for environmental matters are presented in Note 8.
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
City of Modesto
On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal with prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement was approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered, in whole or in part, by insurance policies purchased by Vulcan, and we are pursuing recovery from these insurers.
Although the Company’s $20 million settlement resolved all claims against Vulcan by the City of Modesto, certain ancillary claims related to this matter remain unresolved as follows:
•	Lyon

On or about September 18, 2007, Vulcan was served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division) in the matter of United States v. Lyon. The underlying action was brought by the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of hazardous substances at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. Vulcan was sued by the original defendants as a third-party defendant in this action. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

•	Team Enterprises

On June 5, 2008, we were named as a defendant in the matter of Team Enterprises, Inc., v. Century Centers, Ltd., et al., filed in Modesto, Stanislaus County, California but removed to the United States District Court for the Eastern District of California (Fresno Division). This is an action filed by Team Enterprises as the former operator of a dry cleaners located in Modesto, California. The plaintiff is seeking damages from the defendants associated with the remediation of perchloroethylene from the site of the dry cleaners. The complaint also seeks other damages against the named defendants. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

•	Garcia

We are also a defendant in the matter of Garcia v. Dow Chemical Company, et al., filed in Modesto, Stanislaus County, California. This is a wrongful death action that generally alleges the water supply and environment in the City of Modesto were contaminated with chlorinated solvents by the defendants, including Vulcan, and that Ms. Garcia was “hurt and injured in her health” as a result of exposure to said solvents. Ms. Garcia died in December 2004. This case is in the early stages of discovery. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

•	R.R. Street Indemnity

R.R. Street and Company (Street) and National Union Fire Insurance Company of Pittsburgh, PA, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan and also a defendant in the City of Modesto, Lyon and Garcia litigation, alleges that Vulcan owes Street, and its insurer (National Union), a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Vulcan was successful in having this case dismissed in light of insurance coverage litigation pending in California, which is already addressing these same issues. Street has appealed the court’s ruling to the U.S. Seventh Circuit. Street also has asserted that it is entitled to a defense in the California Water Service Company litigation set forth below.

California Water Service Company
On June 6, 2008, we were served in the action styled California Water Service Company v. Dow, et al, now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perchloroethylene. Our former Chemicals Division produced and sold perchloroethylene. The plaintiff is seeking compensatory damages, treble damages and punitive damages. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
Sunnyvale, California
On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination for perchloroethylene and its breakdown products at the Sunnyvale Town Center Redevelopment Project. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
Florida Lake Belt Litigation
On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. General Carl A. Stock, et al.) ruled that a mining permit issued for our Miami quarry, which was acquired in the Florida Rock transaction in November 2007, as well as certain permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U. S. Army Corps of Engineers (Corps of Engineers) for further review and consideration. In July 2007, the Court ordered us and several other mining operations in the area to cease mining excavation under the vacated permits pending the issuance by the Corps of Engineers of a Supplemental Environmental Impact Statement (SEIS). The District Court decision was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and the Eleventh Circuit reversed and remanded the case to the District Court. With issuance of the Eleventh Circuit’s Mandate on July 1, 2008, we resumed mining at the Miami quarry. On January 30, 2009, the District Court again issued an order invalidating certain of the Lakebelt mining permits, which immediately stopped all mining excavation in the majority of the Lakebelt region. We have appealed this order to the Eleventh Circuit but are not currently mining in the areas covered by the District Court order. The Corps of Engineers is in the process of completing the SEIS as ordered by the District Court. Based on the SEIS, the Corps of Engineers may decide to issue new permits for Lakebelt mining, thereby essentially mooting the pending action.
IDOT/Joliet Road
In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook quarry operations that will further damage the road. The court in this case granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing. A trial date tentatively has been set for 2009. We believe that the claims and damages alleged by the State are covered by liability insurance policies purchased by Vulcan. We have received a letter from our primary insurer stating that there is coverage of this lawsuit under its policy; although, the letter indicates that the insurer is currently taking the position that various damages sought by the State are not covered.
Industrial Sand
We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of January 5, 2009, the number of suits totaled 84 involving an aggregate of 556 plaintiffs. There are 51 pending suits with 500 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed until discovery issues are resolved. The balance of the suits involving 56 plaintiffs were brought in California and Louisiana. We are seeking dismissal of all other suits on the grounds that plaintiffs were not exposed to our product. To date we have been successful in getting dismissals from cases involving over 17,000 plaintiffs with little or no payments made in settlement.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. We believe the amounts accrued in our financial statements as of December 31, 2008 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described more fully in Note 1 under our accounting policy for claims and litigation including self-insurance.
Note 13 Shareholders’ Equity
During the first quarter of 2008, we issued 798,859 shares of common stock in connection with the acquisition of an aggregates production facility located in DeKalb County, Illinois. We originally issued the shares to an exchange accommodation titleholder (selling shareholder) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholder assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholder in order to fund its obligation. The selling shareholder maintained legal ownership of the assets acquired until it was dissolved during the fourth quarter of 2008, at which time legal ownership was transferred to us. The selling shareholder qualified as a variable interest entity under the provisions of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” for which we are the primary beneficiary. Accordingly, we have consolidated the results of operations and cash flows of the selling shareholder for the year ended December 31, 2008, which principally consist of the receipt of net cash proceeds from the issuance of shares of $55,072,000 and the acquisition noted above for a cash payment of $55,763,000, including acquisition costs and net of acquired cash.
During the second quarter of 2008, we issued 352,779 shares of common stock in connection with the acquisition of an aggregates production facility in California.
In November 2007, we issued 12,604,083 shares of common stock in connection with the acquisition of Florida Rock.
On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. On November 16, 2007 pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of December 31, 2008, 3,411,416 shares remained under the current purchase authorization.
The number and cost of shares purchased during each of the last three years and shares held in treasury at year end are shown below:

	2008	2007	2006

Shares purchased
Number	0	44,123	6,757,361
Total cost (thousands)	$0	$4,800	$522,801
Average cost	$0.00	$108.78	$77.37
Shares in treasury at year end
Number	0	0	45,098,644
Average cost	$0.00	$0.00	$28.78

The number of shares purchased in 2007 and 2006 include 44,123 and 76,567 shares, respectively, purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans. The remaining shares were purchased in the open market.

Note 14 Other Comprehensive Income (Loss)
Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings (loss) and other comprehensive income (loss). The components of other comprehensive income (loss) are presented in the Consolidated Statements of Shareholders’ Equity, net of applicable taxes.
The amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands of dollars):

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount

December 31, 2008
Fair value adjustment to cash flow hedges	$(12,190)	$9,550	$(2,640)
Reclassification adjustment for cash flow hedge amounts included in net earnings	9,088	(7,120)	$1,968
Adjustment for funded status of pension and postretirement benefit plans	(255,616)	101,517	$(154,099)
Amortization of pension and postretirement plan actuarial loss and prior service cost	1,201	(477)	$724

Total other comprehensive income (loss)	$(257,517)	$103,470	$(154,047)

December 31, 2007
Fair value adjustment to cash flow hedges	$(92,718)	$36,676	$(56,042)
Reclassification adjustment for cash flow hedge amounts included in net earnings	198	(78)	$120
Adjustment for funded status of pension and postretirement benefit plans	31,163	(12,326)	$18,837
Amortization of pension and postretirement plan actuarial loss and prior service cost	3,012	(1,191)	$1,821

Total other comprehensive income (loss)	$(58,345)	$23,081	$(35,264)

December 31, 2006
Fair value adjustment to cash flow hedges	$115	$(40)	$75
Minimum pension liability adjustment	(1,662)	635	$(1,027)

Total other comprehensive income (loss)	$(1,547)	$595	$(952)

Amounts accumulated in other comprehensive income (loss), net of tax, at December 31, are as follows (in thousands of dollars):

	2008	2007	2006

Cash flow hedges	$(56,519)	$(55,847)	$75
Pension and postretirement plans	(128,763)	15,630	(5,028)

Accumulated other comprehensive income (loss)	$(185,282)	$(40,217)	$(4,953)

Note 15 Segment Reporting — Continuing Operations
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
The Aggregates segment produces and sells aggregates and related products and services in eight regional divisions. During 2008, the Aggregates segment served markets in 23 states and the District of Columbia, the Bahamas, Canada, the Cayman Islands, Chile and Mexico with a full line of aggregates, and 7 additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Aggregates are a critical ingredient in the production of asphalt mix and concrete. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic net sales were $25,295,000 in 2008, $19,981,000 in 2007 and $20,595,000 in 2006.
The Asphalt mix and Concrete segment produces and sells asphalt mix and ready-mixed concrete in four regional divisions serving eight states primarily in our mid-Atlantic, Florida, southwestern and western markets, the Bahamas and the District of Columbia. Additionally, two of the divisions produce and sell other concrete products such as block, prestressed and precast and resell purchased building materials related to the use of ready-mixed concrete and concrete block. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. Our Asphalt mix and Concrete segment is almost wholly supplied with its aggregates requirements from our Aggregates segment. These transfers are made at local market prices for the particular grade and quality of product utilized in the production of asphalt mix and concrete. Customers for our Asphalt mix and Concrete segment are generally served locally at our production facilities or by truck. Because ready-mixed concrete and asphalt mix harden rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing facility.
The Cement segment produces and sells Portland and masonry cement in both bulk and bags from our Florida cement plant. Other Cement segment facilities in Florida import cement, clinker and slag and either resell, grind, blend, bag or reprocess those materials. This segment also includes a Florida facility that mines, produces and sells calcium products. All of these Cement segment facilities are within the Florida regional division. Our Asphalt mix and Concrete segment is the largest single customer of our Cement segment.
The majority of our activities are domestic. Long-lived assets outside the United States, which primarily consist of property, plant & equipment, were $175,275,000 in 2008, $175,413,000 in 2007 and $146,457,000 in 2006. Transactions between our reportable segments are recorded at prices approximating market levels.

Segment Financial Disclosure

Amounts in millions	2008	2007	2006

Total Revenues
Aggregates	$2,406.8	$2,448.2	$2,405.5
Asphalt mix and Concrete	1,201.2	765.9	760.9
Cement	106.5	14.1	0.0
Intersegment sales	(261.4)	(138.1)	(125.3)

Total net sales	$3,453.1	$3,090.1	$3,041.1
Delivery revenues	198.3	237.7	301.4

Total revenues	$3,651.4	$3,327.8	$3,342.5

Gross Profit
Aggregates	$657.6	$828.7	$819.0
Asphalt mix and Concrete	74.4	122.2	112.9
Cement	17.7	0.0	0.0

Total gross profit	$749.7	$950.9	$931.9

Identifiable Assets
Aggregates	$7,528.2	$7,207.8	$2,889.3
Asphalt mix and Concrete	767.6	875.6	313.5
Cement	435.2	587.9	0.0

Identifiable assets	8,731.0	8,671.3	3,202.8
General corporate assets	173.0	230.2	169.8
Cash items	10.2	34.9	55.2

Total	$8,914.2	$8,936.4	$3,427.8

Depreciation, Depletion, Accretion and Amortization
Aggregates	$310.8	$246.9	$210.3
Asphalt mix and Concrete	61.0	20.3	14.1
Cement	14.6	1.9	0.0
Corporate and other unallocated	2.7	2.4	2.0

Total	$389.1	$271.5	$226.4

Capital Expenditures from Continuing Operations
Aggregates	$267.7	$445.0	$425.5
Asphalt mix and Concrete	13.6	24.2	30.6
Cement	60.2	10.3	0.0
Corporate	12.7	1.0	2.8

Total	$354.2	$480.5	$458.9

Note 16 Supplemental Cash Flow Information
Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below (in thousands of dollars):

	2008	2007	2006

Cash payments
Interest (exclusive of amount capitalized)	$179,880	$41,933	$32,616
Income taxes	91,544	132,697	219,218

Noncash investing and financing activities
Accrued liabilities for purchases of property, plant & equipment	$22,974	$32,065	$32,941
Carrying value of noncash assets and liabilities exchanged	42,974	0	0
Debt issued for purchases of property, plant & equipment	389	19	177
Proceeds receivable from exercise of stock options	325	152	31
Amounts referable to business acquisitions
Liabilities assumed	2,024	588,184	0
Fair value of stock issued	25,023	1,436,487	0

Note 17 Asset Retirement Obligations
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
We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the years ended December 31, we recognized operating costs (accretion and depreciation) related to FAS 143 as follows (in thousands of dollars):

	2008	2007	2006

FAS 143 Operating Costs
Accretion	$7,082	$5,866	$5,499
Depreciation	15,504	13,172	10,698

Total	$22,586	$19,038	$16,197

FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

A reconciliation of the carrying amount of our asset retirement obligations for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands of dollars):

Asset retirement obligations as of December 31, 2005	$105,774

Liabilities incurred	1,021
Liabilities (settled)	(16,806)
Accretion expense	5,499
Revisions up (down), net	19,341

Asset retirement obligations as of December 31, 2006	$114,829

Liabilities incurred	17,091
Liabilities (settled)	(13,799)
Accretion expense	5,866
Revisions up (down), net	7,396

Asset retirement obligations as of December 31, 2007	$131,383

Liabilities incurred	39,926
Liabilities (settled)	(17,633)
Accretion expense	7,082
Revisions up (down), net	12,677

Asset retirement obligations as of December 31, 2008	$173,435

Of the $39,926,000 of liabilities incurred during 2008, $37,234,000 relates to reclamation activity required under new development agreements and conditional use permits (collectively the agreements) at two aggregates facilities on owned property near Los Angeles, California. The new agreements allow us access to significant amounts of aggregates reserves at two existing pits, which we expect will result in a significant increase in the mining lives of these quarries. The reclamation requirements under these agreements will result in the restoration and development of mined property into 110 acre and 90 acre tracts suitable for commercial and retail development. Of the $17,091,000 of liabilities incurred during 2007, $13,729,000 resulted from the acquisition of Florida Rock.
Upward revisions to our asset retirement obligations for the year ended December 31, 2006 are largely attributable to one aggregates facility located in California, which we operate under a mineral lease. Extremely wet weather conditions, which flooded certain areas at the site, resulted in higher than expected costs to extract water, dry materials, recompact affected areas and haul away certain materials with high moisture content. We identified certain material generated in our extraction process that precluded it from being used as fill material. Estimated costs to examine, handle and haul such material resulted in upward revisions to our asset retirement obligations. Delays in executing an amended lease agreement, which resulted in delays in performing our reclamation plan, and changes to the reclamation plan that resulted from ongoing operational logistics, caused inefficiencies related to double handling and stockpiling materials that were not anticipated in previous cost estimates. Altogether, upward revisions to our asset retirement obligations related to this site amounted to approximately $10.3 million during 2006.
Other net upward revisions to our asset retirement obligations during 2008, 2007 and 2006 relate primarily to changes in cost estimates and settlement dates at numerous sites. The increase in cost estimates during 2008 was largely attributable to rising energy-related costs, including diesel fuel.
Note 18 Accounting Changes

2008 — FAS 157
On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by FASB Staff Position (FSP) No. FAS 157-2 (FSP FAS 157-2). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 for financial assets and liabilities had no effect on our results of operations, financial position or cash flows. Additionally, its adoption resulted in no material changes in our valuation methodologies, techniques, or assumption for such assets and liabilities. We do not expect the adoption of FAS 157 with respect to nonfinancial assets and liabilities to have a material effect on our results of operations, financial position or cash flows.

See Note 1 under the caption Fair Value Measurements for disclosures related to financial assets and liabilities pursuant to the requirements of FAS 157.
2008 — FAS 158
On January 1, 2008, we adopted the measurement date provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). In addition to the recognition provisions (which we adopted December 31, 2006), FAS 158 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement was effective for fiscal years ending after December 15, 2008. Upon adopting the measurement date provision, we remeasured plan assets and benefit obligations as of January 1, 2008, pursuant to the transition requirements of FAS 158. The transition adjustment resulted in an increase to noncurrent assets of $15,011,000, an increase to noncurrent liabilities of $2,238,000, an increase to deferred tax liabilities of $5,104,000, a decrease to retained earnings of $1,312,000 and an increase to accumulated other comprehensive income, net of tax, of $8,981,000.
2007 — FIN 48
On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.
As a result of the implementation of FIN 48, as of January 1, 2007, we increased the liability for unrecognized tax benefits by $2,420,000, increased deferred tax assets by $1,480,000 and reduced retained earnings by $940,000. The total liability for unrecognized tax benefits as of January 1, 2007, amounted to $11,760,000, including interest and penalties.
See Note 9 for the FIN 48 tabular reconciliation of unrecognized tax benefits.
2007 — FSP AUG AIR-1
On January 1, 2007, we adopted FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). This FSP amended certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airlines” (Airline Guide). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance activities and it permits four alternative methods of accounting for such activities. This guidance principally affects our accounting for periodic overhauls on our oceangoing vessels. Prior to January 1, 2007, we applied the accrue-in-advance method as prescribed by the Airline Guide, which allowed for the accrual of estimated costs for the next scheduled overhaul over the period leading up to the overhaul. At the time of the overhaul, the actual cost of the overhaul was charged to the accrual, with any deficiency or excess charged or credited to expense. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method, and was effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted this FSP effective January 1, 2007, and have elected to use the deferral method of accounting for planned major maintenance as prescribed by the Airline Guide and permitted by FSP AUG AIR-1. Under the deferral method, the actual cost of each overhaul is capitalized when incurred and amortized over the period until the next overhaul. Additionally, the FSP must be applied retrospectively to the beginning of the earliest period presented in the financial statements. As a result of the retrospective application of this change in accounting principle, we have adjusted our financial statements for all periods presented to reflect using the deferral method of accounting for planned major maintenance.
2006 — FAS 158
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). We adopted the recognition provisions of FAS 158 as of December 31, 2006, and as a result, recognized an increase to our noncurrent prepaid pension asset of $8,949,000, an increase to our noncurrent pension and postretirement liabilities of $11,844,000, an increase to deferred tax assets of $1,107,000 and a charge to the ending balance of accumulated other comprehensive income of $1,788,000, net of tax. In addition to the recognition provisions, FAS 158 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement was effective for fiscal years ending after December 15, 2008. As noted above (see caption 2008 — FAS 158), we adopted the measurement date provision effective January 1, 2008.
Note 19 Goodwill and Intangible Assets
In accordance with FAS 142, we classify purchased intangible assets into three categories: (1) goodwill, (2) intangible assets with finite lives subject to amortization and (3) intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually. For additional information regarding our policies on impairment reviews, see Note 1 under the captions Goodwill and Goodwill Impairment and Impairment of Long-lived Assets Excluding Goodwill.
Goodwill
Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and other intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. Ongoing disruptions in the credit and equity markets and weak levels of construction activity, underscored by the negative effects of the prolonged global recession, prompted an increase in our discount rates, which reflect our estimated cost of capital plus a risk premium. The results of our annual impairment test performed as of January 1, 2009 indicated that the estimated fair value of our Cement reporting unit was less than the carrying amount at that time. The estimated fair value was used in the second step of the impairment test as the purchase price in a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The carrying values of deferred taxes and certain long-term assets were adjusted to reflect their estimated fair values as a result of the hypothetical purchase price allocation.
The residual amount of goodwill that resulted from this hypothetical purchase price allocation was compared to the recorded amount of goodwill for the reporting unit to determine if impairment existed. Based on the preliminary results of this analysis, we estimated that the entire amount of goodwill at this reporting unit was impaired as of December 31, 2008. As a result, we recorded a $252,664,000 ($227,581,000 net of tax benefit) noncash impairment charge.
The goodwill impairment charge is a noncash item and does not affect our operations, cash flow or liquidity. Our credit agreements and outstanding indebtedness are not impacted by this noncash impairment charge. The income tax benefit associated with this charge is substantially below our normally expected income tax rate because the majority of the goodwill impairment relates to nondeductible goodwill for federal income tax purposes.
There were no charges for goodwill impairment in the years ended December 31, 2007 and 2006.

We have three reportable segments organized around our principal product lines: aggregates; asphalt mix and concrete; and cement. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2008, 2007 and 2006 are summarized below (in thousands of dollars):

		Asphalt mix
	Aggregates	and Concrete	Cement	Total

Goodwill as of December 31, 2005	$525,450	$91,633	$0	$617,083

Goodwill of acquired businesses	8,800	0	0	8,800
Purchase price allocation adjustment	(5,694)	0	0	(5,694)

Goodwill as of December 31, 2006	$528,556	$91,633	$0	$620,189

Goodwill of acquired businesses	3,002,300	0	297,662	3,299,962
Less goodwill as of December 31, 2007 classified as assets held for sale (Note 20)	131,060	0	0	131,060

Goodwill as of December 31, 2007	$3,399,796	$91,633	$297,662	$3,789,091

Goodwill of acquired businesses[1]	30,565	0	0	30,565
Purchase price allocation adjustment	(438,981)	0	(44,998)	(483,979)
Less goodwill impairment	0	0	(252,664)	(252,664)

Goodwill as of December 31, 2008	$2,991,380	$91,633	$0	$3,083,013

[1]	The goodwill of acquired businesses for 2008 relates to the 2008 acquisitions (including exchanges) listed in Note 20. We are currently evaluating the final purchase price allocation for most of these acquisitions; therefore, the goodwill amount is subject to change. Approximately $25,015 thousand of the goodwill from the 2008 acquisitions is expected to be fully deductible for income tax purposes.
Intangible Assets
Intangible assets acquired in business combinations are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. These assets consist primarily of contractual rights in place, noncompetition agreements favorable lease agreements customer relationships and tradenames and trademarks. Intangible assets acquired individually or otherwise obtained outside a business combination consist primarily of permitting, permitting compliance and zoning rights and are stated at their historical cost, less accumulated amortization, if applicable.
Historically, we have acquired intangible assets with only finite lives. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that closely reflects the pattern in which the economic benefits are consumed or otherwise realized. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no charges for impairment of intangible assets in the years ended December 31, 2008, 2007 and 2006. Intangible assets are reported within other noncurrent assets in our accompanying Consolidated Balance Sheets.

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 is summarized below (in thousands of dollars):

	Weighted-average
	Amortization Period	2008	2007	2006

Intangible assets subject to amortization
Gross carrying amount
Contractual rights in place	57.2 years	$604,236	$61,565	$38,800
Noncompetition agreements	9.2 years	1,980	1,830	6,900
Favorable lease agreements	38.0 years	12,835	38,998	12,621
Permitting, permitting compliance and zoning rights	22.5 years	52,769	39,662	32,849
Customer relationships	10.0 years	13,657	0	0
Tradenames and trademarks	15.7 years	5,742	0	0
Other	18.6 years	10,148	5,530	565

Total gross carrying amount	52.3 years	$701,367	$147,585	$91,735

Accumulated amortization
Contractual rights in place		$(10,981)	$(4,884)	$(2,770)
Noncompetition agreements		(1,295)	(1,195)	(5,882)
Favorable lease agreements		(734)	(5,808)	(5,208)
Permitting, permitting compliance and zoning rights		(8,675)	(8,456)	(7,224)
Customer relationships		(50)	0	0
Tradenames and trademarks		(45)	0	0
Other		(5,795)	(5,318)	(355)

Total accumulated amortization		$(27,575)	$(25,661)	$(21,439)

Total intangible assets subject to amortization, net		$673,792	$121,924	$70,296

Intangible assets with indefinite lives		0	0	0

Total intangible assets, net		$673,792	$121,924	$70,296

Aggregate amortization expense for the period		$9,482	$4,265	$2,750

Estimated amortization expense for the five years subsequent to December 31, 2008 is as follows (in thousands of dollars):

Estimated Amortization Expense for five subsequent years
2009	$19,483
2010	20,575
2011	20,572
2012	20,359
2013	20,221

Note 20 Acquisitions and Divestitures

2008 Acquisitions and Divestitures
As a result of the November 2007 Florida Rock acquisition, we entered into a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required us to divest nine Florida Rock and Legacy Vulcan sites. During 2008, we completed the required divestitures. In a transaction with Luck Stone Corporation, we divested two Florida Rock sites in Virginia, an aggregates production facility and a distribution yard, by exchanging these assets for two aggregates production facilities in Virginia and cash. In a transaction with Martin Marietta Materials, Inc. (Martin Marietta), we divested four aggregates production facilities and a greenfield (undeveloped) aggregates site located in Georgia, and an aggregates production facility located in Tennessee. In return, we received cash, an aggregates production facility near Sacramento, California, real property with proven and permitted reserves adjacent to one of our aggregates production facilities in San Antonio, Texas, and fee ownership of property at one of our aggregates production facilities in North Carolina that we had previously leased from Martin Marietta. In a separate transaction, we sold our interest in an aggregates production facility in Georgia to The Concrete Company, which had been the joint venture partner with Florida Rock in this operation.

Two of the divested sites included in the transaction with Martin Marietta were owned by Vulcan prior to our acquisition of Florida Rock. Accordingly, during the second quarter of 2008, we recognized a pretax gain of $73,847,000 on the sale of these assets.
In addition to the acquisitions in the aforementioned exchanges, during 2008, we acquired the following assets for approximately $108,378,000 (total cash and stock consideration paid) including acquisition costs and net of acquired cash:
•	an aggregates production facility in Illinois

•	four aggregates production facilities, one asphalt mix plant, a recycling facility and vacant land in California

•	our former joint venture partner’s interest in an aggregates production facility in Tennessee
The acquisition payments reported above exclude contingent consideration not to exceed $3,000,000. Upon resolution of the contingency, distributions to the seller, if any, will be considered additional acquisition cost.
As a result of the acquisitions (including the exchanges), we recognized $30,565,000 of goodwill, $25,015,000 of which is expected to be fully deductible for income tax purposes. The purchase price allocations for these 2008 acquisitions are preliminary and subject to adjustment.
As of December 31, 2007, the assets and liabilities referable to the sites that we were required to divest under the Final Judgment with the DOJ are classified as held for sale in the accompanying Consolidated Balance Sheets under two captions: assets held for sale and liabilities of assets held for sale. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), depreciation expense and amortization expense were suspended on assets held for sale upon the November 16, 2007 acquisition. The major classes of assets and liabilities of assets classified as held for sale are as follows (in thousands of dollars):

December 31,
2007

Current assets	$12,417
Property, plant & equipment, net	105,170
Goodwill and intangibles	142,166
Other assets	22

Total assets held for sale	$259,775

Current liabilities	$299
Minority interest	6,010

Total liabilities of assets held for sale	$6,309

2007 Acquisitions and Divestitures
On November 16, 2007, we acquired 100% of the outstanding common stock of Florida Rock Industries, Inc. (Florida Rock), a leading producer of construction aggregates, cement, concrete and concrete products in the southeastern and mid-Atlantic states, in exchange for cash and stock.
Under the terms of the agreement, Florida Rock shareholders had the right to elect to receive either 0.63 of a share of Vulcan common stock or $67.00 in cash, without interest, for each share of Florida Rock common stock that they owned. The elections were subject to proration so that, in the aggregate, 70% of all outstanding shares of Florida Rock common stock were exchanged for cash and 30% of all outstanding shares of Florida Rock common stock were exchanged for shares of Vulcan common stock. Additionally, under the terms of the agreement, each outstanding Florida Rock stock option, which fully vested prior to the effective time of the mergers, ceased to represent an option to acquire shares of Florida Rock common stock and instead represented the right to receive a cash amount equal to the excess, if any, of $67.00 per option to acquire one share of Florida Rock common stock over the exercise price payable in respect of such stock option.

Based on the exchange ratio and proration provisions of the agreement, 12,604,083 shares of common stock were issued to Florida Rock shareholders at a value of $1,436,487,000 (based on the average closing share price, adjusted for dividends, of legacy Vulcan’s common stock during the four trading days from February 15, 2007 through February 21, 2007, centered on the day the transaction was announced). In addition, $3,212,609,000 in cash was paid in exchange for approximately 70% of the outstanding common stock of Florida Rock, based on the proration provisions of the agreement, and to fund the option consideration. Including Vulcan’s direct transaction costs of approximately $29,237,000, total cash and stock consideration was recorded at $4,678,333,000. The results of operations for Florida Rock are included in our accompanying Consolidated Statements of Earnings for the year ending December 31, 2008 and the period from the November 16, 2007 closing date to December 31, 2007.
In accordance with SFAS No. 141, “Business Combinations,” the total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values as of November 16, 2007, with amounts exceeding the fair values recorded to goodwill. A final allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented below (in thousands of dollars):

November 16,
2007

Current assets	$222,510
Investments and long-term receivables	23,170
Property, plant & equipment	2,101,432
Goodwill[1]	2,672,481
Intangible assets subject to amortization[2]
Contractual rights in place	537,005
Noncompetition agreements	80
Favorable lease agreements	1,304
Other amortizable intangibles	19,499

Subtotal intangible assets subject to amortization	557,888
Other assets	42,406

Total assets acquired	$5,619,887

Current liabilities, excluding current portion of long-term debt	$95,474
Long-term debt, including current portion	21,277
Deferred income taxes	757,600
Other noncurrent liabilities	67,203

Total liabilities assumed	$941,554

Net assets acquired	$4,678,333

[1]	Goodwill, of which $124,805 thousand is expected to be deductible for income tax purposes, was allocated to the segments as follows (in thousands):

Aggregates	$2,419,817
Concrete	$0
Cement	$252,664

[2]	The amortizable intangible assets are expected to have no significant residual value. The weighted-average amortization period of the acquired amortizable intangible assets were estimated as follows:

Contractual rights in place	61.1 years
Noncompetition agreements	5.0 years
Favorable lease agreements	16.2 years
Other amortizable intangibles	10.4 years
Average	59.2 years
As of the December 31, 2007 reporting date, we were in the process of obtaining third-party valuations of certain property, plant & equipment and intangible assets. Due to the proximity of the acquisition to our year end, the values of certain assets and liabilities at December 31, 2007 were based on preliminary valuations and were subject to adjustment as additional information was obtained. Such additional information included, but was not limited to valuations and physical counts of certain property, plant & equipment and identification and valuation of intangible assets. During the fourth quarter of 2008, we completed these valuations, which resulted in the following adjustments to our preliminary purchase price allocation: an increase to property, plant & equipment of $474,795,000 (principally real property, including depletable land); an increase to intangible assets of $501,690,000 (principally contractual rights in place); an increase in deferred income tax liabilities of $370,400,000 related to the increase in property, plant & equipment and intangible assets; a decrease to goodwill of $596,180,000; and, a net decrease to working capital items and other assets and liabilities of $10,010,000. Additionally, the purchase price decreased $105,000 as a result of adjustments to our preliminary estimates of direct transaction costs.
The $2,672,481,000 of goodwill that arose from this transaction reflected the value to Vulcan from:
•	Acquiring an established business with assets that have been assembled over a very long period of time, the development of such assets in any meaningful time frame would be virtually impossible, and the collection of such assets can earn a higher rate of return than those net assets could earn alone.

•	The synergies and other benefits created by combining our businesses, including an expanded geographic footprint and enhanced presence in several fast-growing markets, including the state of Florida.

•	Acquiring a talented, assembled workforce, particularly key management personnel with extensive industry experience and knowledge and a proven track record for strong cash flows and earnings growth.
As noted in detail above (2008 Acquisitions and Divestitures), the Florida Rock acquisition resulted in our entering into a Final Judgment with the Antitrust Division of the U.S. Department of Justice that required us to divest certain Florida Rock and Vulcan assets. These divestitures were completed in 2008.
In addition to the Florida Rock acquisition, during 2007 we acquired the assets of the following facilities for cash payments totaling approximately $58,872,000, including acquisition costs and net of acquired cash:
•	an aggregates production facility in Illinois

•	an aggregates production facility in North Carolina
As a result of these two 2007 acquisitions, we recognized $31,301,000 of goodwill, all of which is expected to be fully deductible for income tax purposes.
Also, during 2007, we acquired an aggregates production facility in Alabama in exchange for two aggregates production facilities in Illinois.
2006 Acquisitions
In 2006 we acquired the assets of the following facilities for cash payments totaling approximately $20,481,000, including acquisition costs and net of acquired cash:
•	an aggregates production facility and asphalt mix plant in Indiana

•	an aggregates production facility in North Carolina

•	an aggregates production facility in Virginia
As a result of these 2006 acquisitions, we recognized $8,800,000 of goodwill and $5,146,000 of amortizable intangible assets, all of which are expected to be fully deductible for income tax purposes.
During 2006, we made cash payments of $50,000 for contingent consideration related to a 2005 acquisition.

Summary and Unaudited Pro forma
All the 2008, 2007 and 2006 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.
The following unaudited pro forma consolidated results of operations assume that the acquisition of Florida Rock was complete as of January 1 for each of the fiscal years ending December 31 as follows (amounts in millions, except per share data):

(unaudited)	2007	2006

Net sales	$3,965.6	$4,343.4
Total revenue	4,234.3	4,684.2
Earnings from continuing operations	456.6	559.6
Net earnings	444.5	549.6

Basic earnings per share
Earnings from continuing operations	$4.23	$5.08
Net earnings per share	$4.11	$4.99

Diluted earnings per share
Earnings from continuing operations	$4.14	$4.98
Net earnings per share	$4.03	$4.89

The unaudited pro forma results above may not be indicative of the results that would have been obtained had the Florida Rock acquisition occurred at the beginning of 2007 and 2006, nor does it intend to be a projection of future results.
Note 21 Unaudited Supplementary Data
The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2008 and 2007 (amounts in thousands, except per share data):

	2008
	Three Months Ended
	March 31	June 30	Sept 30	Dec 31

Net sales	$771,762	$965,957	$958,839	$756,523
Total revenues	817,339	1,021,551	1,013,349	799,199
Gross profit	154,450	245,226	200,846	149,190
Operating earnings (loss)	66,758	238,469	128,303	(184,428)
Earnings (loss) from continuing operations	14,485	141,225	59,816	(217,192)
Net earnings (loss)	13,933	140,755	59,050	(217,853)

Basic earnings (loss) per share from continuing operations	$0.13	$1.28	$0.54	$(1.97)
Diluted earnings (loss) per share from continuing operations	0.13	1.27	0.54	(1.97)

Basic net earnings (loss) per share	$0.13	$1.28	$0.54	$(1.97)
Diluted net earnings (loss) per share	0.13	1.27	0.53	(1.97)

	2007
	Three Months Ended
	March 31	June 30	Sept 30	Dec 31

Net sales	$630,187	$807,818	$844,938	$807,190
Total revenues	687,187	878,844	904,866	856,890
Gross profit	167,195	285,233	277,392	221,083
Operating earnings	137,146	217,233	214,301	145,737
Earnings from continuing operations	89,339	143,681	143,928	86,138
Net earnings	88,874	142,011	135,413	84,612

Basic earnings per share from continuing operations	$0.94	$1.50	$1.50	$0.85
Diluted earnings per share from continuing operations	0.91	1.46	1.47	0.83

Basic net earnings per share	$0.93	$1.49	$1.41	$0.83
Diluted net earnings per share	0.91	1.45	1.38	0.82
Correction of Cash Flows from Operating Activities and Investing Activities
In preparation of our Annual Report on Form 10-K for the year ended December 31, 2008, we discovered an error in our reporting of cash flows from operating activities and investing activities in our Quarterly Reports on Form 10-Q for the three, six and nine months ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively. This error resulted from the classification of certain noncash amounts associated with various swaps related to the Florida Rock divestitures as cash paid for purchases of property, plant & equipment. The error solely affected the classification of these amounts from cash used for investing activities to cash used for operating activities in the affected Unaudited Condensed Consolidated Statements of Cash Flows, but had no effect on net cash flows. In addition, the error had no effect on our Unaudited Condensed Consolidated Balance Sheets or Unaudited Condensed Consolidated Statements of Earnings for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008. Accordingly, our total revenues, net earnings, earnings per share, total cash flows, cash and cash equivalents, liquidity and shareholders’ equity remain unchanged for the periods affected. Our compliance with any financial covenants under our borrowing facilities was also not affected.
Subsequent 2009 quarterly reports on Form 10-Q will reflect the amounts reported for 2008 consistent with the “As Restated” amounts below. A summary of the effects of the correction of these errors is as follows (in thousands of dollars):

	Three Months Ended March 31, 2008
	As		As
	Reported	Adjustment	Restated
Statements of Cash Flows
Increase in assets before initial effects of business acquisitions and dispositions	$(85,155)	$(19,378)	$(104,533)

Net cash provided by operating activities	$32,295	$(19,378)	$12,917

Purchases of property, plant & equipment	$(128,664)	$19,378	$(109,286)

Net cash used for investing activities	$(126,683)	$19,378	$(107,305)

	Six Months Ended June 30, 2008
	As		As
	Reported	Adjustment	Restated
Statements of Cash Flows
Increase in assets before initial effects of business acquisitions and dispositions	$(81,985)	$(47,369)	$(129,354)

Net cash provided by operating activities	$181,422	$(47,369)	$134,053

Purchases of property, plant & equipment	$(246,027)	$47,369	$(198,658)

Net cash used for investing activities	$(52,367)	$47,369	$(4,998)

	Nine Months Ended September 30, 2008
	As		As
	Reported	Adjustment	Restated
Statements of Cash Flows
Increase in assets before initial effects of business acquisitions and dispositions	$(106,812)	$(47,369)	$(154,181)

Net cash provided by operating activities	$325,611	$(47,369)	$278,242

Purchases of property, plant & equipment	$(342,254)	$47,369	$(294,885)

Net cash used for investing activities	$(182,348)	$47,369	$(134,979)

Note 22 Subsequent Events

Debt Issuance
On January 23, 2009, we agreed to sell in a private placement $400,000,000 of long-term notes in two related series (tranches), as follows: $150,000,000 of 10.125% coupon notes due December 2015 and $250,000,000 of 10.375% coupon notes due December 2018. The notes were sold to an initial purchaser pursuant to an exemption from the Securities Act of 1933 (the Securities Act), as amended, and subsequently resold to a qualified institutional buyer pursuant to Rule 144A under the Securities Act. The notes were issued at discounts from par of $510,000 for the 2015 notes and $1,830,000 for the 2018 notes. These discounts and the debt issuance costs of the notes will be amortized using the effective interest method over the respective lives of the notes. The estimated effective interest rates for these notes are 10.305% for the 2015 notes and 10.584% for the 2018 notes.
These issuances resulted in net proceeds on February 3, 2009 of $395,472,000, after deducting underwriting discounts and debt issuance costs. We intend to use the proceeds to repay borrowings outstanding under our short- or long-term debt obligations, including certain obligations maturing in the first half of 2009, or for general corporate purposes.
Write-down of Pension Trust Assets
As of December 31, 2008, our Master Pension Trust had assets invested at Westridge Capital Management, Inc. (WCM), an investment management firm, which utilizes WG Trading Company, LP (WG), a futures trading firm, in its investment strategies. These investments were reported by WCM to have a fair value of approximately $59 million as of December 31, 2008, which represented approximately 12.5% of the fair value of assets held in our Master Pension Trust before the write-down described below.
On February 25, 2009, both the U.S. Commodities Futures Trading Commission and the U.S. Securities and Exchange Commission filed separate actions in the U.S. District Court for the Southern District of New York (NY District Court) against Paul Greenwood (Greenwood), Steven Walsh (Walsh) and their affiliated entities, including WCM and WG, alleging fraud and other violations of federal commodities and securities laws. The NY District Court judge issued orders in both actions on February 25, 2009, which among other things, freeze the defendants’ assets and approve the appointment of a temporary receiver over WCM, WG and affiliated entities. In addition, on February 25, 2009, the

U.S. Attorney’s Office for the Southern District of New York announced parallel criminal charges against Greenwood and Walsh.
In light of the pending civil and criminal actions, we reassessed the fair value of our investments at WCM and recorded a $48,018,000 write-down in the estimated fair value of these assets in our Master Pension Trust. A charge of $28,970,000, net of income tax of $19,048,000, was recorded in other comprehensive loss for 2008. We estimated the amount of the write-down with the limited information available at this time, and the amount of any actual loss may differ materially from the amount recorded. We intend to pursue all appropriate legal actions to secure the return of our investments.
We currently are assessing what, if any, impact this matter may have on the funded status of our pension plans as determined under the Employer Retirement Income Security Act of 1974 (ERISA), and on required or discretionary employer contributions to our pension plans during 2009. We currently estimate that the write-down of these assets may result in additional employer contributions to our pension plans of up to approximately $9 million in 2009. This estimate is preliminary and actual employer contributions, whether required under ERISA rules or discretionary, may differ materially from this estimate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a — 15(e) or 15d -15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

Report of Independent Registered Public Accounting Firm — Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Vulcan Materials Company:
We have audited the internal control over financial reporting of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.
Birmingham, Alabama
March 2, 2009

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
On or about March 25, 2009, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2009 Proxy Statement”). The information under the headings “Election of Directors,” “Nominees for Election to the Board of Directors,” “Directors Continuing in Office,” “Corporate Governance of our Company and Practices of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2009 Proxy Statement is incorporated herein by reference. See also the information set forth under the headings “Investor Information” and “Executive Officers of Registrant” set forth above in Part I, Item 1 “Business” of this report.
Item 11. Executive Compensation
The information under the headings “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” included in our 2009 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plans” and “Payment Upon Termination and Change in Control” included in our 2009 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the headings “Transactions with Related Persons” and “Director Independence” included in our 2009 Proxy Statement is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information required by this section is incorporated by reference from the information in the section entitled “Independent Registered Public Accounting Firm” in our 2009 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements are included herein on the pages shown below:
(a) (2) Financial Statement Schedules
The following financial statement schedule for the years ended December 31, 2008, 2007 and 2006 is included in Part IV of this report on the indicated page:

Schedule II Valuation and Qualifying Accounts and Reserves	109
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
(a) (3) Exhibits
The exhibits required by Item 601 of Regulation S-K are either incorporated by reference herein or accompany this report. See the Index to Exhibits set forth below.

Schedule II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2008, 2007 and 2006
Amounts in Thousands

Column A	Column B	Column C	Column D		Column E		Column F

	Balance at	Additions Charged To					Balance at
	Beginning	Costs and	Other				End
Description	of Period	Expenses	Accounts		Deductions		of Period

2008
Accrued Environmental Costs	$9,756	$451	$4,698	(7)	$1,197		$13,708
Asset Retirement Obligations	131,383	7,082	52,603	(2)	17,633		173,435
Doubtful Receivables	6,015	5,393	0		2,697		8,711
Self-Insurance Reserves	61,298	23,191	0		27,577		56,912
All Other (6)	1,244	5,120	0		5,463		901

2007
Accrued Environmental Costs	$13,394	$966	$175	(7)	$4,779	(1)	$9,756
Asset Retirement Obligations	114,829	5,866	24,487	(2)	13,799	(3)	131,383
Doubtful Receivables	3,355	1,144	2,283	(7)	767	(4)	6,015
Self-Insurance Reserves	45,197	17,182	11,209	(7)	12,290	(5)	61,298
All Other (6)	589	1,518	302	(7)	1,165		1,244

2006
Accrued Environmental Costs	$9,544	$3,937	0		$87	(1)	$13,394
Asset Retirement Obligations	105,774	5,499	$20,362	(2)	16,806	(3)	114,829
Doubtful Receivables	4,359	1,338	0		2,342	(4)	3,355
Self-Insurance Reserves	42,508	24,950	0		22,261	(5)	45,197
All Other (6)	1,976	3,856	0		5,243		589

(1)	Expenditures on environmental remediation projects.

(2)	Net up/down revisions to asset retirement obligations.

(3)	Expenditures related to settlements of asset retirement obligations.

(4)	Write-offs of uncollected accounts and worthless notes, less recoveries.

(5)	Expenditures on self-insurance reserves.

(6)	Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant. Additionally, the 2006 amount is adjusted for the adoption of FSP AUG AIR-1.

(7)	The 2008 and 2007 amounts include additions related to the acquisition of Florida Rock.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

VULCAN MATERIALS COMPANY
By	/s/ Donald M. James
Donald M. James
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald M. James Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
/s/ Daniel F. Sansone Daniel F. Sansone	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009
/s/ Ejaz A. Khan Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	March 2, 2009

The following directors:

John D. Baker, II	Director
Philip J. Carroll, Jr.	Director
Phillip W. Farmer	Director
H. Allen Franklin	Director
Ann McLaughlin Korologos	Director
Douglas J. McGregor	Director
James V. Napier	Director
Richard T. O’Brien	Director
Donald B. Rice	Director
Orin R. Smith	Director
Vincent J. Trosino	Director

By	/s/ Robert A. Wason IV
	Robert A. Wason IV	March 2, 2009
Attorney-in-Fact

EXHIBIT INDEX

Exhibit (3)(a)	Certificate of Incorporation (Restated 2007) of Vulcan Materials Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007.[1]

Exhibit (3)(b)	Amended and Restated By-Laws of Vulcan Materials Company effective as of October 10, 2008 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 14, 2008.[1]

Exhibit (4)(a)	Supplemental Indenture No. 1 dated as of November 16, 2007, among Vulcan Materials Company, Legacy Vulcan Corp. and The Bank of New York, as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 21, 2007.[1]

Exhibit (4)(b)	Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 11, 2007. [1]

Exhibit (4)(c)	First Supplemental Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on December 11, 2007. [1]

Exhibit (4)(d)	Second Supplemental Indenture dated June 20, 2008 between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 20, 2008.[1]

Exhibit (4)(e)	Indenture dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (10)(a)	364-Day Bridge Credit Agreement dated as of November 17, 2008, among the Company and Bank of America, N.A., as Administrative Agent, and certain other Lender Parties thereto filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 19, 2008. [1]

Exhibit (10)(b)	Underwriting Agreement, dated June 17, 2008, among the Company and Banc of America Securities, LLC, Goldman, Sachs & Co., JP Morgan Securities, Inc. and Wachovia Capital Markets, LLC as Representatives of several underwriters named therein filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 20, 2008. [1]

Exhibit (10)(c)	Five-Year Credit Agreement dated as of November 16, 2007, among the Company, certain lenders party thereto and Bank of America, N.A., as administrative agent filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 21, 2007. [1]

Exhibit (10)(d)	Term Loan Credit Agreement dated as of June 23, 2008, among the Company, Wachovia Bank, National Association, as administrative agent and certain other Lender Parties thereto filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 27, 2008. [1]

Exhibit (10)(e)	Purchase Agreement dated January 23, 2009, between the Company and Goldman, Sachs & Co. filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on January 29, 2009. [1]

E-1

Exhibit (10)(f)	Third Supplemental Indenture dated February 3, 2009, between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007.

Exhibit (10)(g)	Exchange and Registration Rights Agreement dated February 3, 2009, between the Company and Goldman, Sachs & Co.

Exhibit (10)(h)	The Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit (10)(i)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

Exhibit (10)(j)	The Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 17, 2008. [1,2]

Exhibit (10)(k)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006.[1,2]

Exhibit (10)(l)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

Exhibit (10)(m)	The Restricted Stock Plan for Nonemployee Directors of the Company, as amended, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 17, 2008.[1,2]

Exhibit (10)(n)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit (10)(o)	Change of Control Employment Agreement Form (Double Trigger) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2008.[1,2]

Exhibit (10)(p)	Change of Control Employment Agreement Form (Modified Double Trigger) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008.[1,2]

Exhibit (10)(q)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. [1,2]

Exhibit (10)(r)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001. [1,2]

Exhibit (10)(s)	Form Stock Option Award Agreement filed as Exhibit 10(o) to Legacy Vulcan Corp.’s Report on Form 8-K filed December 20, 2005.[1,2]

Exhibit (10)(t)	Form Director Deferred Stock Unit Award Agreement filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 17, 2008. [1,2]

Exhibit (10)(u)	Form Performance Share Unit Award Agreement filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 17, 2008. [1,2]

E-2

Exhibit (10)(v)	Form Stock Only Stock Appreciation Rights Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed February 26, 2007. [1,2]

Exhibit (10)(w)	Form Employee Deferred Stock Unit Award Amended Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 17, 2008. [1,2]

Exhibit (10)(x)	2008 Compensation Arrangements filed in the Company’s Current Report on Form 8-K filed on February 19, 2009. [1,2]

Exhibit (12)	Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2008.

Exhibit (21)	List of the Company’s subsidiaries as of December 31, 2008.

Exhibit (23)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit (24)	Powers of Attorney.

Exhibit (31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (32)(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit (32)(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

[1]	Incorporated by reference.

[2]	Management contract or compensatory plan.

E-3