Form 10-Q
period 2009-03-31
Vulcan Materials CO
filed 2009-05-05
CIK 1396009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at March 31, 2009
Common Stock, $1 Par Value	110,556,809

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company
and Subsidiary Companies

	(Amounts in thousands)
Consolidated Balance Sheets	March 31	December 31	March 31
(Condensed and unaudited)	2009	2008	2008

Assets
Cash and cash equivalents	$47,446	$10,194	$51,023
Medium-term investments	11,530	36,734	0
Accounts and notes receivable
Accounts and notes receivable, gross	339,197	365,688	444,406
Less: Allowance for doubtful accounts	(9,134)	(8,711)	(7,131)

Accounts and notes receivable, net	330,063	356,977	437,275
Inventories
Finished products	292,776	295,525	310,316
Raw materials	29,023	28,568	31,872
Products in process	4,857	4,475	4,356
Operating supplies and other	35,164	35,743	38,292

Inventories	361,820	364,311	384,836
Deferred income taxes	70,442	71,205	68,522
Prepaid expenses	60,840	54,469	69,537
Assets held for sale	0	0	148,727

Total current assets	882,141	893,890	1,159,920
Investments and long-term receivables	28,011	27,998	24,743
Property, plant & equipment
Property, plant & equipment, cost	6,649,867	6,635,873	5,956,433
Less: Reserve for depr., depl. & amort.	(2,560,199)	(2,480,061)	(2,267,613)

Property, plant & equipment, net	4,089,668	4,155,812	3,688,820
Goodwill	3,082,467	3,083,013	3,900,360
Other intangible assets, net	672,871	673,792	121,802
Other assets	80,406	79,664	164,360

Total assets	$8,835,564	$8,914,169	$9,060,005

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$311,689	$311,685	$34,834
Short-term borrowings	667,000	1,082,500	2,192,689
Trade payables and accruals	138,939	147,104	197,529
Other current liabilities	154,432	121,777	183,778
Liabilities of assets held for sale	0	0	6,434

Total current liabilities	1,272,060	1,663,066	2,615,264
Long-term debt	2,536,211	2,153,588	1,529,672
Deferred income taxes	954,577	949,036	675,425
Other noncurrent liabilities	619,386	625,743	492,625

Total liabilities	5,382,234	5,391,433	5,312,986

Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity
Common stock, $1 par value	110,556	110,270	109,441
Capital in excess of par value	1,750,688	1,734,835	1,671,162
Retained earnings	1,775,587	1,862,913	2,040,864
Accumulated other comprehensive loss	(183,501)	(185,282)	(74,448)

Shareholders’ equity	3,453,330	3,522,736	3,747,019

Total liabilities and shareholders’ equity	$8,835,564	$8,914,169	$9,060,005

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)

	Three Months Ended
Consolidated Statements of Earnings	March 31
(Condensed and unaudited)	2009	2008

Net sales	$567,895	$771,762
Delivery revenues	32,399	45,577

Total revenues	600,294	817,339

Cost of goods sold	490,288	617,312
Delivery costs	32,399	45,577

Cost of revenues	522,687	662,889

Gross profit	77,607	154,450
Selling, administrative and general expenses	79,717	92,576
Gain on sale of property, plant & equipment and businesses, net	2,503	3,945
Other operating (income) expense, net	1,719	(939)

Operating earnings (loss)	(1,326)	66,758

Other income (expense), net	(1,075)	(2,651)
Interest income	795	671
Interest expense	43,919	43,458

Earnings (loss) from continuing operations before income taxes	(45,525)	21,320
Provision (benefit) for income taxes	(13,270)	6,835

Earnings (loss) from continuing operations	(32,255)	14,485
Loss on discontinued operations, net of tax (Note 2)	(525)	(552)

Net earnings (loss)	($32,780)	$13,933

Basic earnings (loss) per share
Continuing operations	($0.29)	$0.13
Discontinued operations	(0.01)	0.00

Net earnings (loss) per share	($0.30)	$0.13

Diluted earnings (loss) per share
Continuing operations	($0.29)	$0.13
Discontinued operations	(0.01)	0.00

Net earnings (loss) per share	($0.30)	$0.13

Weighted-average common shares outstanding
Basic	110,598	108,644
Assuming dilution	110,598	109,898

Cash dividends declared per share of common stock	$0.49	$0.49
Depreciation, depletion, accretion and amortization from continuing operations	$99,315	$95,856
Effective tax rate from continuing operations	29.1%	32.1%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies

	(Amounts in thousands)
	Three Months Ended
Consolidated Statements of Cash Flows	March 31
(Condensed and unaudited)	2009	2008
		(As Restated —
		See Note 1)

Operating Activities
Net earnings (loss)	($32,780)	$13,933
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	99,315	95,856
Net gain on sale of property, plant & equipment and businesses	(3,227)	(3,945)
Contributions to pension plans	(1,131)	(738)
Share-based compensation	5,791	4,219
Excess tax benefit from share-based compensation	(196)	(3,162)
Deferred tax provision	2,619	1,620
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	36,311	(90,689)
Other, net	(1,604)	(4,177)

Net cash provided by operating activities	$105,098	$12,917

Investing Activities
Purchases of property, plant & equipment	($25,638)	($109,286)
Proceeds from sale of property, plant & equipment	3,070	6,588
Proceeds from sale of businesses	11,537	17,514
Payment for businesses acquired, net of acquired cash	0	(55,885)
Redemption of medium-term investments	25,203	0
Proceeds from loan on life insurance policies	0	28,646
Withdrawal from nonconsolidated companies, net	113	519
Other, net	323	4,599

Net cash provided by (used for) investing activities	$14,608	($107,305)

Financing Activities
Net short-term borrowings (payments)	($417,475)	$101,189
Payment of short-term debt and current maturities	(15,083)	(403)
Proceeds from issuance of long-term debt, net of discounts	397,660	0
Debt issuance costs	(3,033)	(100)
Proceeds from issuance of common stock	6,800	55,078
Dividends paid	(54,069)	(53,177)
Proceeds from exercise of stock options	2,755	4,199
Excess tax benefit from share-based compensation	196	3,162
Other, net	(205)	575

Net cash provided by (used for) financing activities	($82,454)	$110,523

Net increase in cash and cash equivalents	37,252	16,135
Cash and cash equivalents at beginning of year	10,194	34,888

Cash and cash equivalents at end of period	$47,446	$51,023

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business, as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

Correction of Cash Flows from Operating Activities and Investing Activities

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we discovered an error in our reporting of cash flows from operating activities and investing activities in our Quarterly Reports on Form 10-Q for the three, six and nine months ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively. This error resulted from the misclassification of certain noncash amounts included in various swap transactions associated with the divestiture of assets required as part of the Florida Rock acquisition. The error solely affected the classification of these amounts between cash used for investing activities and cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows, but had no effect on net cash flows. In addition, the error had no effect on our Unaudited Condensed Consolidated Balance Sheet or Unaudited Condensed Consolidated Statement of Earnings for the period ended March 31, 2008. Accordingly, our total revenues, net earnings, earnings per share, total cash flows, cash and cash equivalents, liquidity and shareholders’ equity remain unchanged. Our compliance with any financial covenants under our borrowing facilities also was not affected.

A summary of the effects of the correction of this error for the three months ended March 31, 2008 is as follows (in thousands of dollars):

	Three Months Ended March 31, 2008
	As		Reclassifi-	As
	Reported	Correction	cations[1]	Restated
Statement of Cash Flows
Excess tax benefits from share-based compensation	$0	$0	($3,162)	($3,162)
Deferred tax provision	0	0	1,620	1,620
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(72,853)	(19,378)	1,542	(90,689)

Net cash provided by operating activities	$32,295	($19,378)	$0	$12,917

Purchases of property, plant & equipment	($128,664)	$19,378	$0	($109,286)

Net cash used for investing activities	($126,683)	$19,378	$0	($107,305)

[1]	We have reclassified certain amounts from prior periods to conform to the 2009 presentation.
2.	Discontinued Operations

In June 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements subject to certain conditions. During 2007, we received the final payment under the ECU (electrochemical unit) earn-out.

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

At the closing date, the fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, was expected to exceed the net carrying value of the assets and liabilities sold. However, pursuant to Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” since the proceeds under the earn-out agreements were contingent in nature, no gain was recognized on the Chemicals sale and the value recorded at the June 7, 2005 closing date referable to these two earn-outs was limited to $128,167,000. Furthermore, under the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5:Z:5, “Classification and Disclosure of Contingencies Relating to Discontinued Operations” (SAB Topic 5:Z:5), upward adjustments to the fair value of the ECU earn-out subsequent to closing, which totaled $51,070,000, were reported in continuing operations, and therefore did not contribute to the gain or loss on the sale of the Chemicals business. A gain on disposal of the Chemicals business is recognized to the extent cumulative cash receipts under the 5CP earn-out exceed the initial value recorded.

In March 2009, we received a payment of $11,537,000 under the 5CP earn-out related to the year ended December 31, 2008. As this cash receipt exceeded the carrying amount of the 5CP receivable, we recorded a gain on disposal of discontinued operations of $723,000. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2008, we received a payment of $10,014,000 under the 5CP earn-out related to the year ended December 31, 2007.

We are liable for a cash transaction bonus payable to certain key former Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Amounts due are payable annually based on the prior year’s results. Based on the amount of the 5CP payment received in March 2009, we expect the 2009 payout will be approximately $700,000 and have accrued this amount as of March 31, 2009.
There were no net sales or revenues from discontinued operations during the three month periods ended March 31, 2009 or March 31, 2008. Results from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2009	2008
Loss from results of discontinued operations	($1,599)	($920)
Gain on disposal of discontinued operations	723	0
Income tax benefit	351	368

Loss on discontinued operations, net of tax	($525)	($552)

The pretax losses from discontinued operations primarily reflect charges related to general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses, and charges related to the cash transaction bonus as noted above.

3.	Earnings Per Share (EPS)

We report two earnings (loss) per share numbers, basic and diluted. These are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended
	March 31
	2009	2008
Weighted-average common shares outstanding	110,598	108,644
Dilutive effect of
Stock options	0	973
Other stock compensation plans	0	281

Weighted-average common shares outstanding, assuming dilution	110,598	109,898

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended
	March 31
	2009	2008
Antidilutive common stock equivalents	3,838	974

4.	Income Taxes

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

The effective tax rates from continuing operations for the three months ended March 31, 2009 and 2008 were 29.1% and 32.1%, respectively. These rates include discrete adjustments in the first quarter of 2009 for the reversal of uncertain tax position accruals for which the statute of limitations has expired. The projected effective tax rate from continuing operations for the first quarter of 2009, excluding discrete adjustments, is 24.2%, a decrease of 6.0 percentage points from the 30.2% projected effective tax rate for the first quarter of 2008, also excluding discrete adjustments. The decrease in the effective tax rate primarily results from a greater benefit from statutory depletion partially offset by an increase in state taxes.

5.	Medium-term Investments

At March 31, 2009 and December 31, 2008, we held investments with a principal balance totaling approximately $13,633,000 and $38,837,000, respectively, in money market and other money funds at The Reserve, an investment management company specializing in such funds. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we have classified our investments in The Reserve funds as medium-term investments. Based on public statements issued by The Reserve and the maturity dates of the underlying investments, we believe that proceeds from the liquidation of the money funds in which we have investments will be received within one year from the date of the accompanying Condensed Consolidated Balance Sheets, and therefore, such investments are classified as current.

During the first quarter of 2009 and the fourth quarter of 2008, The Reserve redeemed $25,203,000 and $258,000, respectively, of our investment. In addition, during the third quarter of 2008 we recognized a charge of $2,103,000 (included in other income (expense), net) to reduce the principal balance to an estimate of the fair value of our investment in these funds. This reduction resulted in balances as of March 31, 2009 and December 31, 2008 of $11,530,000 and $36,734,000, respectively, as reported on our accompanying Condensed Consolidated Balance Sheets. See Note 7 for further discussion of the fair value determination. Our investment in these funds as of March 31, 2008 amounted to $43,240,000 and was classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheets at such date.

6.	Derivative Instruments

During the normal course of operations, we are exposed to market risks including fluctuations in interest rates, fluctuations in foreign currency exchange rates and changes in commodity pricing. From time to time, and consistent with our risk management policies, we use derivative instruments to hedge against these market risks. We do not utilize derivative instruments for trading or other speculative purposes. The interest rate swap agreements described below were designated as cash flow hedges of future interest payments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133).

In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. For the 12-month period ending March 31, 2010, we estimate that $9,177,000 of the loss accumulated in Other Comprehensive Income (OCI) will be reclassified to earnings.

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

In December 2007, the remaining forward starting swaps on an aggregate notional amount of $600,000,000 were extended to August 29, 2008. On June 20, 2008, upon the issuance of $650,000,000 of related fixed-rate debt, we terminated and settled for a cash payment of $32,474,000 the remaining forward starting swaps.

Amounts accumulated in other comprehensive loss related to the highly effective portion of the fifteen forward starting interest rate swaps will be amortized to interest expense over the remaining term of the related debt. For the 12-month period ending March 31, 2010, we estimate that $7,219,000 of the loss accumulated in OCI will be reclassified to earnings.

FAS 133 requires the recognition of all derivative instruments at fair value in the balance sheet. Fair values of derivative instruments designated as hedging instruments are summarized as follows (in thousands of dollars):

		Fair Value[1]
		March 31	December 31	March 31
	Balance Sheet Location	2009	2008	2008
Liability Derivatives
Interest rate derivatives	Other noncurrent liabilities	($15,400)	($16,247)	($80,082)

Total Derivatives		($15,400)	($16,247)	($80,082)

[1]	See Note 7 for further discussion of the fair value determination.
The effect of the cash flow hedge derivative instruments on the accompanying Condensed Consolidated Statements of Earnings for the three months ended March 31 is summarized below (in thousands of dollars):

		Three Months Ended
	Location on	March 31
	Statement	2009	2008
Interest rate derivatives
Loss recognized in OCI (effective portion)	Note 8	($799)	($36,939)

Loss reclassified from Accumulated OCI (effective portion)	Interest expense	($3,370)	($1,858)

Loss recognized in earnings (ineffective portion and amounts excluded from effectiveness test)	Other income (expense), net	$0	($1,730)
7.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities;
Level 2:	Inputs that are derived principally from or corroborated by observable market data;
Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.
The following table presents a summary of our assets and liabilities as of March 31, 2009 that are subject to fair value measurement on a recurring basis (in thousands of dollars):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fair Value
Medium-term investments	$11,530	$0	$11,530	$0
Interest rate derivative	(15,400)	0	(15,400)	0

Net liability	($3,870)	$0	($3,870)	$0

The medium-term investments are comprised of money market and other money funds, as more fully described in Note 5. We estimated the fair value of these funds by adjusting the investment principal to reflect the complete write-down of the funds’ investments in securities of Lehman Brothers Holdings Inc. and by estimating a discount on other securities assuming certain redemptions would result in losses. The interest rate derivative consists of an interest rate swap agreement as more fully described in Note 6, and is measured at fair value based on prevailing market interest rates as of the measurement date.

8.	Comprehensive Income

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings (loss) and other comprehensive income (loss). Total comprehensive income comprises the following (in thousands of dollars):

	Three Months Ended
	March 31
	2009	2008
Net earnings (loss)	($32,780)	$13,933
Other comprehensive income
Fair value adjustments to cash flow hedges, net of tax	(476)	(22,094)
Reclassification adjustment for cash flow hedge amounts included in net earnings, net of tax	1,983	1,123
Amortization of pension and postretirement plan actuarial loss and prior service cost, net of tax	274	327

Total comprehensive income (loss)	($30,999)	($6,711)

Amounts accumulated in other comprehensive loss, net of tax, are as follows (in thousands of dollars):

	March 31	December 31	March 31
	2009	2008	2008
Cash flow hedges	($55,012)	($56,519)	($76,818)
Pension and postretirement plans	(128,489)	(128,763)	2,370

Accumulated other comprehensive loss	($183,501)	($185,282)	($74,448)

9.	Shareholders’ Equity

During the first quarter of 2009, we issued 162,075 shares of common stock to the administrator of our 401(k) savings and retirement plan for cash proceeds of $6,800,000. The issuances were made in accordance with a letter agreement between us and the 401(k) plan administrator and, when applicable, a 10b5-1 Agreement on file with the plan administrator.

During the first quarter of 2008, we issued 798,859 shares of common stock in connection with the acquisition of an aggregates production facility located in DeKalb County, Illinois. We originally issued the shares to an exchange accommodation titleholder (selling shareholder) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholder assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholder in order to fund its obligation. The selling shareholder maintained legal ownership of the assets acquired until it was dissolved during the fourth quarter of 2008, at which time legal ownership was transferred to us. The selling shareholder qualified as a variable interest entity under the provisions of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” for which we are the primary beneficiary. Accordingly, we have consolidated as applicable the financial position, results of operations and cash flows of the selling shareholder as of and for the periods ended December 31, 2008 and March 31, 2008, which principally consist of the receipt of net cash proceeds from the issuance of shares of $55,072,000 and the acquisition noted above for a cash payment of $55,763,000, including acquisition costs and net of acquired cash.

During the second quarter of 2008, we issued 352,779 shares of common stock in connection with the acquisition of an aggregates production facility in California.

On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of March 31, 2009, 3,411,416 shares remained under the current authorization.

There were no shares purchased during the three month periods ended March 31, 2009 and 2008, and there were no shares held in treasury as of March 31, 2009, December 31, 2008 or March 31, 2008.

10.	Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended
	March 31
PENSION BENEFITS	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$4,661	$5,487
Interest cost	10,485	10,629
Expected return on plan assets	(11,670)	(12,978)
Amortization of prior service cost	115	115
Amortization of actuarial loss	400	386

Net periodic pension benefit cost	$3,991	$3,639

	Three Months Ended
	March 31
OTHER POSTRETIREMENT BENEFITS	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$978	$1,306
Interest cost	1,761	1,728
Amortization of prior service credit	(206)	(210)
Amortization of actuarial loss	149	255

Net periodic postretirement benefit cost	$2,682	$3,079

The net periodic benefit costs for pension plans during the three months ended March 31, 2009 and 2008 include pretax reclassifications from other comprehensive income totaling $515,000 and $501,000, respectively. During the three months ended March 31, 2009 and 2008, contributions of $1,131,000 and $738,000, respectively, were made to our pension plans.

The net periodic benefit costs for postretirement plans during the three months ended March 31, 2009 and 2008 include pretax reclassifications from other comprehensive income totaling ($57,000) and $45,000, respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs or credits and actuarial losses.

11.	Credit Facilities, Short-term Borrowings and Long-term Debt

Short-term borrowings are summarized as follows (in thousands of dollars):

	March 31	December 31	March 31
	2009	2008	2008
Bank borrowings	$565,000	$1,082,500	$1,401,300
Commercial paper	100,000	0	791,389
Other notes payable	2,000	0	0

Total short-term borrowings	$667,000	$1,082,500	$2,192,689

Bank borrowings
Maturity	1 to 20 days	2 days	1 to 28 days
Weighted-average interest rate	0.73%	1.63%	3.09%

Commercial paper
Maturity	1 day	n/a	1 to 18 days
Weighted-average interest rate	0.82%	n/a	3.34%

Other notes payable
Maturity	2 months	n/a	n/a
Weighted-average interest rate	n/a	n/a	n/a
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant. The $2,000,000 of other notes payable as of March 31, 2009 relates to the February 1, 2009 acquisition of certain property, plant and equipment and is due June 1, 2009 (Note 14).

Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,675,000,000 were maintained at March 31, 2009, of which $175,000,000 expires November 16, 2009 and $1,500,000,000 expires November 16, 2012. As of March 31, 2009, $565,000,000 of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.

All lines of credit extended to us in 2009 and 2008 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.

As of March 31, 2009, $4,966,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.

In February 2009, we issued $400,000,000 of long-term notes in two related series (tranches), as follows: $150,000,000 of 10.125% coupon notes due December 2015 and $250,000,000 of 10.375% coupon notes due December 2018. The notes were initially sold to a purchaser pursuant to an exemption from the Securities Act of 1933 (the Securities Act), as amended, and subsequently resold to Berkshire Hathaway pursuant to Rule 144A under the Securities Act. The notes are presented in the table below net of unamortized discounts from par. Discounts and debt issuance costs are being amortized using the effective interest method over the respective lives of the notes.

Long-term debt is summarized as follows (in thousands of dollars):

	March 31	December 31	March 31
	2009	2008	2008
10.125% 2015 notes issued 2009[1]	$149,498	$0	$0
10.375% 2018 notes issued 2009[2]	248,186	0	0
3-year floating loan issued 2008	270,000	285,000	0
6.30% 5-year notes issued 2008[3]	249,564	249,543	0
7.00% 10-year notes issued 2008[4]	399,602	399,595	0
3-year floating notes issued 2007	325,000	325,000	325,000
5.60% 5-year notes issued 2007[5]	299,590	299,565	299,494
6.40% 10-year notes issued 2007[6]	349,825	349,822	349,812
7.15% 30-year notes issued 2007[7]	249,313	249,311	249,307
6.00% 10-year notes issued 1999	250,000	250,000	250,000
Private placement notes	15,342	15,375	48,727
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	17,550
Other notes	3,430	3,512	3,616

Total debt excluding short-term borrowings	$2,847,900	$2,465,273	$1,564,506
Less current maturities of long-term debt	311,689	311,685	34,834

Total long-term debt	$2,536,211	$2,153,588	$1,529,672

Estimated fair value of total long-term debt	$2,262,929	$1,843,479	$1,545,831

[1]	Includes a decrease for unamortized discounts of $502 thousand as of March 31, 2009. The effective interest rate for these 2015 notes is 10.305%.

[2]	Includes a decrease for unamortized discounts of $1,814 thousand as of March 31, 2009. The effective interest rate for these 2018 notes is 10.584%.

[3]	Includes decreases for unamortized discounts, as follows: March 31, 2009 — $436 thousand and December 31, 2008 — $457 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: March 31, 2009 — $398 thousand and December 31, 2008 — $405 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: March 31, 2009 — $410 thousand, December 31, 2008 — $435 thousand and March 31, 2008 — $506 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: March 31, 2009 — $175 thousand, December 31, 2008 — $178 thousand and March 31, 2008 — $188 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: March 31, 2009 — $687 thousand, December 31, 2008 — $689 thousand and March 31, 2008 — $693 thousand. The effective interest rate for these 30-year notes is 8.04%.
The estimated fair values of long-term debt presented in the table above were determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates were based on information available to management as of the respective balance sheet dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 50.4% as of March 31, 2009; 50.2% as of December 31, 2008; and 50.1% as of March 31, 2008.

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

We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the three month periods ended March 31, we recognized operating costs related to FAS 143 as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2009	2008
FAS 143 Operating Costs
Accretion	$2,272	$1,619
Depreciation	3,603	4,059

Total	$5,875	$5,678

FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our asset retirement obligations are as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2009	2008
Balance at beginning of period	$173,435	$131,383
Liabilities incurred	334	217
Liabilities (settled)	(2,599)	(3,463)
Accretion expense	2,272	1,619
Revisions up	332	1,699

Balance at end of period	$173,774	$131,455

The increase in the balance at the beginning of the three month period ended March 31, 2009 over the comparable 2008 period beginning balance, relates primarily to reclamation activity required under new development agreements and conditional use permits (collectively the agreements) at two aggregates facilities on owned property near Los Angeles, California. The new agreements allow us access to significant amounts of aggregates reserves at two existing pits, which we expect will result in a significant increase in the mining lives of these quarries. The reclamation requirements under these agreements will result in the restoration and development of mined property into 110 acre and 90 acre tracts suitable for commercial and retail development.

13.	Standby Letters of Credit

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue standby letters of credit to back our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are renewable annually at the option of the beneficiary.
Our standby letters of credit as of March 31, 2009 are summarized in the table below (in thousands of dollars):

Amount
Standby Letters of Credit
Risk management requirement for insurance claims	$45,567
Payment surety required by utilities	308
Contractual reclamation/restoration requirements	16,185
Financial requirement for industrial revenue bond	14,230

Total standby letters of credit	$76,290

14.	Acquisition

During the three months ended March 31, 2009, we acquired the following assets for approximately $1,975,000 through the issuance of a short-term note (see Note 11) net of acquired cash of $25,000:
—	leasehold interest in a rail yard in South Carolina
The purchase price allocation for this 2009 acquisition is preliminary and subject to adjustment.

As of March 31, 2008, the assets and related liabilities referable to the sites that we were required to divest under the Final Judgment with the DOJ are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets under two captions: assets held for sale and liabilities of assets held for sale. The major classes of assets and liabilities of assets classified as held for sale are as follows (in thousands of dollars):

March 31
2008
Current assets	$11,112
Property, plant and equipment, net	94,954
Goodwill and intangibles	42,631
Other assets	30

Total assets held for sale	$148,727

Current liabilities	$567
Minority interest	5,867

Total liabilities of assets held for sale	$6,434

15.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the periods presented are summarized below (in thousands of dollars):

		Asphalt mix
	Aggregates	and Concrete	Cement	Total
Goodwill as of March 31, 2008	$3,511,065	$91,633	$297,662	$3,900,360

Goodwill of acquired businesses	4,593	0	0	4,593
Purchase price allocation adjustment	(524,278)	0	(44,998)	(569,276)
Goodwill impairment	0	0	(252,664)	(252,664)

Goodwill as of December 31, 2008	$2,991,380	$91,633	$0	$3,083,013

Purchase price allocation adjustment	(546)	0	0	(546)

Goodwill as of March 31, 2009	$2,990,834	$91,633	$0	$3,082,467

16.	New Accounting Standards

Recently Adopted

FAS 141(R) — On January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations” [FAS 141(R)], which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition-date fair value. FAS 141(R) applies whenever an acquirer obtains control of one or more businesses. Additionally, the new standard requires that in a business combination:
•	Acquisition related costs, such as legal and due diligence costs, be expensed as incurred.

•	Acquirer shares issued as consideration be recorded at fair value as of the acquisition date.

•	Contingent consideration arrangements be included in the purchase price allocation at their acquisition-date fair value.

•	With certain exceptions, pre-acquisition contingencies be recorded at fair value.

•	Negative goodwill be recognized as income rather than as a pro rata reduction of the value allocated to particular assets.

•	Restructuring plans be recorded in purchase accounting only if the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date.
FAS 141(R) requires prospective application for business combinations consummated after adoption. Our adoption of FAS 141(R) on January 1, 2009 had no impact on our financial position, results of operations or liquidity.

FAS 157 — On January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) for nonfinancial assets and liabilities. FAS 157 defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted FAS 157 with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by FSP FAS 157-2. Our adoption FAS 157 for nonfinancial assets and liabilities on January 1, 2009 had no impact on our financial position, results of operations or liquidity.

FAS 160 — On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (FAS 160). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of FAS 160 did not materially affect our results of operations, financial position or liquidity.

FAS 161 — On January 1, 2009, we adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). As a result of our adoption of FAS 161, we enhanced our interim disclosure of derivative instruments and hedging activities as reflected in Note 6.
FSP FAS 142-3 — On January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This FSP is effective for intangible assets acquired, renewed or extended after adoption. Our adoption of FSP FAS 142-3 did not materially affect our results of operations, financial position or liquidity.

FSP EITF 03-6-1 — On January 1, 2009, we adopted FSP No. Emerging Issue Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. Our adoption of FSP EITF 03-6-1 did not materially affect our results of operations, financial position or liquidity.

FSPs on Fair Value — As of and for the period ended March 31, 2009, we early adopted three FSPs that address measuring and reporting fair values. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly,” provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This FSP does not change the objective of fair value measurements when market activity declines (i.e., an exit price notion in an orderly transaction between market participants as of the measurement date under current market conditions). FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides a new model for other-than-temporary impairments (OTTI) for debt securities only. This FSP shifts the focus for debt securities from (1) an entity’s intent to hold until recovery to (2) its intent to sell, and provides for a cumulative-effect adjustment to reclassify the noncredit portion of previously recognized OTTI losses from retained earnings to accumulated other comprehensive income. FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” expands the fair value disclosures required for all financial instruments within the scope of Statement 107 to interim periods. The first two FSPs described also require enhanced disclosures. Our adoption of these three FSPs did not materially affect our financial position, results of operations or liquidity.

Pending Adoption

FSP FAS 132(R)-1 — In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The additional disclosure requirements of this FSP are effective for fiscal years ending after December 15, 2009. We expect to adopt this FSP within our annual disclosures for the year ending December 31, 2009.

17.	Segment Reporting — Continuing Operations

We have four operating segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. For reporting purposes, we have combined our Asphalt mix and Concrete operating segments into one reporting segment as the products are similar in nature and the businesses exhibit similar economic characteristics, production processes, types and classes of customer, methods of distribution and regulatory environments. Management reviews earnings from the product line reporting units principally at the gross profit level.
The majority of our activities are domestic. We sell a relatively small amount of aggregates outside the United States. Transactions between our reportable segments are recorded at prices approximating market levels.

	Three Months Ended
Segment Financial Disclosure	March 31
Amounts in millions	2009	2008
TOTAL REVENUES
Aggregates	$401.8	$536.1
Asphalt mix and Concrete	193.2	266.6
Cement	19.7	31.1
Intersegment sales	(46.8)	(62.0)

Total net sales	567.9	771.8
Delivery revenues	32.4	45.5

Total revenues	$600.3	$817.3

GROSS PROFIT
Aggregates	$63.6	$126.9
Asphalt mix and Concrete	15.3	20.1
Cement	(1.3)	7.5

Total gross profit	$77.6	$154.5

18.	Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below (in thousands of dollars):

	Three Months Ended
	March 31
	2009	2008
Cash payments (refunds)
Interest (exclusive of amount capitalized)	$13,334	$31,404
Income taxes	(330)	13,094
Noncash investing and financing activities
Liabilities assumed in business acquisitions	0	559
Accrued liabilities for purchases of property, plant & equipment	19,082	25,754
Carrying value of noncash assets and liabilities exchanged	0	29,086
Debt issued for purchases of property, plant & equipment	1,982	4
Proceeds receivable from exercise of stock options	0	911
Other noncash transactions	25	16
19.	Other Commitments and Contingencies

We are a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the outcome, or the amount of liability, if any, under these lawsuits, especially where the cases involve possible jury trials with as yet undetermined jury panels. In addition to these lawsuits in which we are involved in the ordinary course of business, certain other legal proceedings are more specifically described below.

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

We were a defendant in the matter styled Garcia v. Dow Chemical Company, et al., filed in Modesto, Stanislaus County, California. This is a wrongful death action that generally alleges the water supply and environment in the City of Modesto were contaminated with chlorinated solvents by the defendants, including Vulcan, and that Ms. Garcia was “hurt and injured in her health” as a result of exposure to said solvents. Ms Garcia died in December 2004. During the first quarter of 2009, Vulcan was dismissed with prejudice as a defendant in this matter, in exchange for no settlement payment and waiver of an immaterial sanctions award obtained by Vulcan pursuant to a court order.

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
California Water Service Company

On June 6, 2008, we were served in the action styled California Water Service Company v. Dow, et al. now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities were contaminated with perchloroethylene. Our former Chemicals Division produced and sold perchloroethylene. The plaintiff is seeking compensatory damages, treble damages and punitive damages. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.

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

Florida Lake Belt Litigation

On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. General Carl A. Stock, et al.) ruled that a mining permit issued for our Miami quarry, which was acquired in the Florida Rock transaction in November 2007, as well as certain permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U. S. Army Corps of Engineers (Corps of Engineers) for further review and consideration. In July 2007, the Court ordered us and several other mining operations in the area to cease mining excavation under the vacated permits pending the issuance by the Corps of Engineers of a Supplemental Environmental Impact Statement (SEIS). The District Court decision was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and the Eleventh Circuit reversed and remanded the case to the District Court. With issuance of the Eleventh Circuit’s Mandate on July 1, 2008, we resumed mining at the Miami quarry. On January 30, 2009, the District Court again issued an order invalidating certain of the Lakebelt mining permits, which immediately stopped all mining excavation in the majority of the Lakebelt region. We have appealed this order to the Eleventh Circuit but are not currently mining in the areas covered by the District Court order. On May 1, 2009, the Corps of Engineers issued a Final SEIS and is accepting public comments until June 8, 2009. Based on the SEIS, the Corps of Engineers may decide to issue new permits for Lakebelt mining, thereby essentially mooting the pending claims.

IDOT/Joliet Road

In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook quarry operations that will further damage the road. The court in this case granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing. A trial date tentatively has been set for 2009. We believe that the claims and damages alleged by the State are covered by liability insurance policies purchased by Vulcan. We have received a letter from our primary insurer stating that there is coverage of this lawsuit under its policy, although the letter indicates that the insurer is currently taking the position that various damages sought by the State are not covered.
Industrial Sand

We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. Currently, there are 84 suits involving a total of 556 plaintiffs. There are 51 pending suits with 500 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed until discovery issues are resolved. The balance of the suits involving 56 plaintiffs were brought in California and Louisiana. We are seeking dismissal of all other suits on the grounds that plaintiffs were not exposed to our product. To date we have been successful in getting dismissals from cases involving over 17,000 plaintiffs with little or no payments made in settlement.

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. We believe the amounts accrued in our financial statements as of March 31, 2009 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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
First Quarter 2009 Compared with First Quarter 2008
First quarter 2009 net sales were $567.9 million, a decrease of 26% compared with $771.8 million in the first quarter of 2008. The sharp decline in demand for construction materials is unprecedented. Aggregates shipments declined 30% quarter over quarter, reducing earnings $0.58 per diluted share. In response to continuing market weakness and the corresponding reduced demand, we remain focused on reducing costs, improving productivity and maintaining unit variable margins. These actions helped mitigate the earnings effect of lower sales volumes. In contrast to typical seasonal operating plans, during the first quarter, we reduced production and inventory levels. These decisions penalized first quarter earnings but improved cash generation and better positioned us for improved operating performance going forward. First quarter results were a net loss of ($0.30) per diluted share compared with net earnings of $0.13 per diluted share in the first quarter of 2008.
We remain highly focused on cash generation and improving our liquidity during this period of weak demand for our products. Critical evaluation of the strategic nature and timing of all capital projects led us to reduce spending on capital projects to $25.6 million from the $109.3 million spent in the first quarter of the prior year. We improved our liquidity through an issuance in early February of $400.0 million of long-term debt. Proceeds of this debt offering reduced short-term bank borrowings, thereby freeing up a like amount of liquidity under our lines of credit. Overall, in the first quarter, we reduced total debt by $32.9 million. In April (subsequent to the first quarter), we utilized $250.0 of the liquidity under our bank lines of credit to pay off $250.0 million of 10-year notes as scheduled.
Continuing Operations
Earnings from continuing operations before income taxes for the first quarter of 2009 versus the first quarter of 2008 are summarized below (in millions of dollars):

First quarter 2008	$21

Lower aggregates earnings due to
Lower volumes	(84)
Higher selling prices	7
Lower costs	13
Lower asphalt mix and concrete earnings	(4)
Lower cement earnings	(9)
Lower selling, administrative and general expenses	13
All other	(3)

First quarter 2009	($46)

Aggregates segment revenues decreased $134.3 million, or 25%, to $401.8 million in the first quarter of 2009 compared with $536.1 million in the first quarter of 2008. Aggregates shipments declined 30% on average and were sharply lower compared with the prior year’s first quarter in all markets except the Central Gulf Coast where large energy-related and industrial construction projects have sustained aggregates demand. Overall, aggregates pricing increased 2% from the prior year. The overall increase in the average selling price for aggregates reflects wide variations across Vulcan-served markets. Many major markets realized price improvement from the prior year above the 2% average, while markets in the far west reported year-over-year declines in average selling price. Excluding these western markets, aggregates pricing improved 4% from the prior year’s first quarter. Aggregates pricing in western markets was lower due to a substantial increase in sales of lower priced products, including fill material and railroad ballast. Excluding the sales of lower priced products, aggregates pricing in western markets decreased 3% as compared with the prior year’s first quarter due to lower demand.
First quarter earnings for aggregates declined as the lower shipments more than offset the earnings effect from price improvement, lower unit costs for diesel fuel and prudent cost control. Gross profit for the Aggregates segment was $63.6 million in the first quarter of 2009 compared with $126.9 million in the same period last year. Rationalizing production, reducing operating hours, streamlining the work force and effectively managing spending levels reduced aggregates costs versus the prior year. Aggregates unit variable production costs were flat compared with the prior year’s first quarter and cash fixed costs declined 21% from the prior year.
Asphalt mix and Concrete segment revenues decreased $73.4 million to $193.2 million in the first quarter of 2009 compared with $266.6 million in the first quarter of 2008. Shipments of asphalt mix and ready-mixed concrete declined 27% and 32%, respectively. Gross profit for the Asphalt mix and Concrete segment declined $4.8 million, or 24%, to $15.3 million in the first quarter of 2009 compared with the first quarter of 2008. Asphalt mix earnings were higher this quarter as compared with the first quarter of 2008 as material margins recovered to more normal levels reflecting recent moderation in the cost of liquid asphalt. Concrete earnings decreased from the prior year’s first quarter due to weaker demand.
As a result of weak demand and lower production levels, Cement segment first quarter 2009 revenues of $19.7 million and gross profit (loss) of ($1.3) million declined from the prior year’s first quarter levels of $31.1 million and $7.5 million, respectively.
Selling, administrative and general expenses in the first quarter decreased $12.9 million, or 14%, from the prior year’s first quarter. Cost-saving actions implemented across Vulcan to align spending levels with weak product demand more than offset project costs related to the replacement of legacy information technology systems and higher severance costs. Performance-based compensation accruals as well as employee expenses, including salaries and benefits, were lower compared with the prior year. Employment levels across Vulcan were down 14% from the prior year.
In the first quarter of 2009, operating results were a loss of ($1.3) million versus operating earnings of $66.8 million in the prior year’s first quarter. The unprecedented weak demand was the primary factor in this sharp decline in profitability. The unit price for diesel fuel decreased 47% from the prior year’s first quarter, increasing operating earnings $13.1 million.
Interest expense of $43.9 million was up slightly from the first quarter of 2008 due to an increase in the weighted-average interest rate offset in part by a reduction in total debt.
Our effective tax rates from continuing operations for the three months ended March 31, 2009 and 2008 were 29.1% and 32.1%, respectively. These rates include discrete adjustments in the first quarter of 2009 for the reversal of uncertain tax position accruals for which the statute of limitations has expired. Our projected effective tax rate from continuing operations for the first quarter of 2009, excluding discrete adjustments, is 24.2%, a decrease of 6.0 percentage points from the 30.2% projected effective tax rate for the first quarter of 2008, also excluding discrete adjustments. The decrease in the effective tax rate primarily results from a greater benefit from statutory depletion partially offset by an increase in state taxes.
Results from continuing operations were a loss of ($0.29) per diluted share compared with earnings from continuing operations of $0.13 per diluted share in the first quarter of 2008.

Discontinued Operations
First quarter pretax losses from discontinued operations were $0.9 million in both 2009 and 2008. The 2009 loss includes a $0.7 million gain on disposal of discontinued operations. The net losses primarily reflect charges related to other general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses, and charges related to a cash transaction bonus payable as described in Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and access to the capital markets, to fund business requirements in the future including debt service obligations, cash contractual obligations, capital expenditures and dividend payments.
As of March 31, 2009, we have $1,675.0 million in bank lines of credit, of which $565.0 million was drawn. In the current credit environment, we are exposed to the risks that one or more banks will not be able to fully fund their respective commitments under our lines of credit or to fulfill their commitments on a timely basis. In the event we are unable to access our unused bank lines of credit on a same day basis or issue commercial paper, it could temporarily affect our ability to fund cash requirements.
Cash Flows
Cash flows from operating activities contributed $105.1 million to cash during the first three months of 2009 as compared with $12.9 million during the same period in 2008. The $92.2 million increase in cash from operating activities is primarily attributable to decreases of $127.0 million in certain working capital and other assets, including accounts receivable, inventories and prepaid expenses. These favorable changes in operating cash flows were partially offset by a $46.7 million decrease in net earnings.
Net cash provided by investing activities during the three months ended March 31, 2009 totaled $14.6 million compared with $107.3 million of cash used for investing activities during the same period in 2008. The $121.9 million increase in net investing cash inflows is primarily attributable to a $139.5 million reduction in capital spending. Additionally, during the three months ended March 31, 2009, we received redemptions totaling $25.2 million from our $38.8 million principal balance of investments held in money market and other money funds at The Reserve as of December 31, 2008 (Note 5). This favorable change in investing cash flows was offset by $28.6 million in cash received during 2008 from a loan against the cash surrender value of life insurance policies acquired in the Florida Rock transaction.
Net cash used for financing activities was $82.5 million during the three months ended March 31, 2009 as compared with $110.5 million of cash provided by financing activities during the same period in 2008. The $193.0 million decrease in cash generated from financing activities was primarily driven by our debt reduction initiatives. During the current period, reductions in short-term borrowings and payments of current maturities exceeded net proceeds from the issuance of debt by $37.9 million whereas in the prior year, proceeds from short-term debt exceeded payments of current maturities and debt issuance payments by $100.7 million. Further contributing to the decrease in cash provided by financing activities was a $48.3 million reduction in proceeds from the issuance of common stock. The 2008 common stock issuances were for business acquisitions (Note 9).
The Note references above are to the Notes to the condensed consolidated financial statements.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled ($389.9) million at March 31, 2009, an increase of $379.3 million from the ($769.2) million level at December 31, 2008 and an increase of $1,065.4 million from the ($1,455.3) million level at March 31, 2008. The increase in working capital over the three month period ended March 31, 2009 primarily resulted from a decrease in short-term borrowings of $415.5 million. This reduction in short-term borrowings primarily resulted from the February 2009 partial replacement of short-term debt with long-term debt. The increase in working capital over the twelve month period ended March 31, 2009 primarily resulted from a $1,525.7 million decrease in short-term borrowings partially offset by a $276.9 million increase in current maturities. The reduction in short-term borrowings primarily resulted from the aforementioned February 2009 issuance of long-term debt as well as the June 2008 partial replacement of short-term debt with long-term debt and a 3-year term loan. Further offsetting the comparative increase in working capital was $148.7 million of assets held for sale as of March 31, 2008. Additionally, during the twelve month period ended March 31, 2009, weakness in demand for our products contributed to a $107.2 million decrease in net accounts and notes receivable, offset by a decrease in trade payables and other current liabilities of $87.9 million.
Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	March 31	December 31	March 31
	2009	2008	2008
Short-term investments
Cash equivalents	$17,811	$3,217	$51,023
Medium-term investments	11,530	36,734	0

Total short-term investments	$29,341	$39,951	$51,023

Short-term borrowings
Bank borrowings	$565,000	$1,082,500	$1,401,300
Commercial paper	100,000	0	791,389
Other notes payable	2,000	0	0

Total short-term borrowings	$667,000	$1,082,500	$2,192,689

Net short-term borrowings	($637,659)	($1,042,549)	($2,141,666)

Bank borrowings
Maturity	1 to 20 days	2 days	1 to 28 days
Weighted-average interest rate	0.73%	1.63%	3.09%

Commercial paper
Maturity	1 day	n/a	1 to 18 days
Weighted-average interest rate	0.82%	n/a	3.34%

Other notes payable
Maturity	2 months	n/a	n/a
Weighted-average interest rate	n/a	n/a	n/a
Due to the temporary suspension of redemptions, and the uncertainty as to the timing of such redemptions, $11.5 million as of March 31, 2009 and $36.7 million as of December 31, 2008 of our short-term investments are classified as medium-term as explained more fully in Note 5 to the condensed consolidated financial statements.
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,675.0 million were maintained at March 31, 2009, of which $175.0 million expires November 16, 2009 and $1,500.0 million expires November 16, 2012. As of March 31, 2009, $565.0 million of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
As of March 31, 2009, our commercial paper program was rated A-2 and P-2 by Standard & Poor’s and Moody’s Investors Services, Inc. (Moody’s), respectively. Both Standard & Poor’s and Moody’s have assigned a negative outlook to our commercial paper ratings.
Current Maturities
Current maturities of long-term debt are summarized below (in thousands of dollars):

	March 31	December 31	March 31
	2009	2008	2008
3-year floating loan dated 2008	$60,000	$60,000	$0
6.00% 10-year notes issued 1999	250,000	250,000	0
Private placement notes	0	0	33,000
Other notes	1,689	1,685	1,834

Total	$311,689	$311,685	$34,834

Maturity dates for our $311.7 million of current maturities as of March 31, 2009 are as follows: April 2009 — $250.0 million, June 2009 — $15.0 million, September 2009 — $15.0 million, December 2009 — $15.0 million, March 2010 — $15.0 million, and various dates for the remaining $1.7 million. We expect to retire this debt using available cash or by issuing commercial paper or other debt securities.
Debt and Capital
The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	March 31	December 31	March 31
	2009	2008	2008
Debt
Current maturities of long-term debt	$311,689	$311,685	$34,834
Short-term borrowings	667,000	1,082,500	2,192,689
Long-term debt	2,536,211	2,153,588	1,529,672

Total debt	$3,514,900	$3,547,773	$3,757,195

Capital
Total debt	$3,514,900	$3,547,773	$3,757,195
Shareholders’ equity	3,453,330	3,522,736	3,747,019

Total capital	$6,968,230	$7,070,509	$7,504,214

Total debt as a percentage of total capital	50.4%	50.2%	50.1%
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. In the future, our total debt as a percentage of total capital will depend upon specific investment and financing decisions. We intend to maintain an investment grade rating and expect our operating cash flows will enable us to reduce our total debt as a percentage of total capital to a target range of 35% to 40% within the next three to five years, in line with our historic capital structure targets. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by internally generated cash or issuing debt or equity securities.
In February 2009, we issued $400.0 million of long-term notes in two related series (tranches), as follows: $150.0 million of 10.125% coupon notes due December 2015 and $250.0 million of 10.375% coupon notes due December 2018. The notes were initially sold to a purchaser pursuant to an exemption from the Securities Act of 1933 (the Securities Act), as amended, and subsequently resold to Berkshire Hathaway pursuant to Rule 144A under the Securities Act. The notes are presented in our consolidated balance sheet as of March 31, 2009 net of unamortized discounts from par in the amounts of $0.5 million for the 2015 notes and $1.8 million for the 2018 notes. These discounts and the debt issuance costs of the notes are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for these notes are 10.305% for the 2015 notes and 10.584% for the 2018 notes.
The 2008 debt issuances noted below relate primarily to funding the November 2007 acquisition of Florida Rock. Including the 2007 debt issuances, these issuances effectively replaced a portion of the short-term borrowings we incurred to initially fund the cash portion of the acquisition.
In June 2008, we issued $650.0 million of long-term notes in two series (tranches), as follows: $250.0 million of 5-year 6.30% coupon notes and $400.0 million of 10-year 7.00% coupon notes. These notes are presented in our condensed consolidated balance sheet as of March 31, 2009 net of unamortized discounts from par in the amounts of $0.4 million and $0.4 million, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements, are 7.47% and 7.86%, respectively.
Additionally, in June 2008 we established a $300.0 million 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of March 31, 2009, the spread was 1.5 percentage points above the selected LIBOR option (1-month LIBOR of 0.52%). The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15.0 million starting in December 2008 and a termination principal payment of $135.0 million in June 2011.
As of March 31, 2009, Standard & Poor’s and Moody’s rated our public long-term debt at the BBB+ and Baa2 level, respectively. Both Standard & Poor’s has assigned a negative outlook to our long-term debt ratings.
Cash Contractual Obligations
Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.
As a result of the February 2009 debt issuances as described above, our obligations to make future payments under contracts as of March 31, 2009 increased as follows (in millions of dollars):

	2009	2010-2011	2012-2013	Thereafter	Total
Cash Contractual Obligations
February 2009 Debt Issuances
Long-term debt
Principal payments	$0.0	$0.0	$0.0	$400.0	$400.0
Interest payments	37.2	82.3	82.3	160.0	361.8

Total	$37.2	$82.3	$82.3	$560.0	$761.8

Standby Letters of Credit
We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue standby letters of credit to back our obligations to pay or perform when required to do so pursuant to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are renewable annually at the option of the beneficiary.
Our standby letters of credit as of March 31, 2009 are summarized in the table below (in thousands of dollars):

Amount
Standby Letters of Credit
Risk management requirement for insurance claims	$45,567
Payment surety required by utilities	308
Contractual reclamation/restoration requirements	16,185
Financial requirement for industrial revenue bond	14,230

Total standby letters of credit	$76,290

Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, see Note 16 to the consolidated financial statements.
Risks and Uncertainties
Our most recent Annual Report on Form 10-K discusses the risks and uncertainties of our business. We continue to evaluate our exposure to all operating risks on an ongoing basis.

CRITICAL ACCOUNTING POLICIES
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K). The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

INVESTOR ACCESS TO COMPANY FILINGS
We make available free of charge on our website, vulcanmaterials.com, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as all Forms 3, 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database, at sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, at no charge, by writing to:
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
In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. At March 31, 2009, we recognized a liability of $15.4 million equal to the fair value of this swap (included in other noncurrent liabilities). A decline in interest rates of 0.75% would increase the fair market value of our liability by approximately $3.8 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At March 31, 2009, the estimated fair market value of our long-term debt instruments including current maturities was $2,574.6 million compared with a book value of $2,847.9 million. The effect of a decline in interest rates of 1% would increase the fair market value of our liability by approximately $97.3 million.
At March 31, 2009, we had $565.0 million outstanding under our bank credit facilities and $270.0 million outstanding under our 3-year syndicated term loan established in June 2008. These borrowings bear interest at variable rates, principally LIBOR plus a spread based on our long-term credit rating. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.
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

Item 4. Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d — 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the first quarter of 2009.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in those earlier disclosures remain outstanding.
With respect to the previously disclosed matter, Vulcan has been dismissed with prejudice as a defendant in the matter styled Garcia v. Dow Chemical Company, et al., filed in Modesto, Stanislaus County, California, in exchange for no settlement payment and waiver of a $9,874.75 sanctions award obtained by Vulcan pursuant to a court order.
On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. General Carl A. Stock, et al.) ruled that a mining permit issued for our Miami quarry, which was acquired in the Florida Rock transaction in November 2007, as well as certain permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U. S. Army Corps of Engineers (Corps of Engineers) for further review and consideration. In July 2007, the Court ordered us and several other mining operations in the area to cease mining excavation under the vacated permits pending the issuance by the Corps of Engineers of a Supplemental Environmental Impact Statement (SEIS). The District Court decision was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and the Eleventh Circuit reversed and remanded the case to the District Court. With issuance of the Eleventh Circuit’s Mandate on July 1, 2008, we resumed mining at the Miami quarry. On January 30, 2009, the District Court again issued an order invalidating certain of the Lakebelt mining permits, which immediately stopped all mining excavation in the majority of the Lakebelt region. We have appealed this order to the Eleventh Circuit but are not currently mining in the areas covered by the District Court order. On May 1, 2009, the Corps of Engineers issued a Final SEIS and is accepting public comments until June 8, 2009. Based on the SEIS, the Corps of Engineers may decide to issue new permits for Lakebelt mining, thereby essentially mooting the pending claims.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2008.

Item 6. Exhibits
Exhibit 31(a) — Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(b) — Certificationof Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

VULCAN MATERIALS COMPANY
/s/ Ejaz A. Khan
Ejaz A. Khan
Date May 5, 2009	Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Date May 5, 2009	Senior Vice President, Chief Financial Officer