Form 10-Q
period 2009-06-30
Vulcan Materials CO
filed 2009-08-05
CIK 1396009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at June 30, 2009

Common Stock, $1 Par Value	124,989,302

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

Contents

Page No.
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Earnings	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	40

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 6. Exhibits	42

SIGNATURES	43
EX-31.(a)
EX-31.(b)
EX-32.(a)
EX-32.(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Vulcan Materials Company
and Subsidiary Companies

Consolidated Balance Sheets

	(Amounts in thousands)
	June 30	December 31	June 30
(Condensed and unaudited)	2009	2008	2008
Assets
Cash and cash equivalents	$43,711	$10,194	$151,210
Medium-term investments	6,755	36,734	0
Accounts and notes receivable
Accounts and notes receivable, gross	394,938	365,688	530,759
Less: Allowance for doubtful accounts	(9,437)	(8,711)	(7,456)

Accounts and notes receivable, net	385,501	356,977	523,303
Inventories
Finished products	290,451	295,525	309,868
Raw materials	32,035	28,568	29,009
Products in process	5,133	4,475	3,113
Operating supplies and other	35,964	35,743	41,510

Inventories	363,583	364,311	383,500
Deferred income taxes	69,080	71,205	62,074
Prepaid expenses	58,425	54,469	19,392

Total current assets	927,055	893,890	1,139,479
Investments and long-term receivables	30,614	27,998	24,265
Property, plant & equipment
Property, plant & equipment, cost	6,672,394	6,635,873	6,047,065
Less: Reserve for depr., depl. & amort.	(2,644,146)	(2,480,061)	(2,325,181)

Property, plant & equipment, net	4,028,248	4,155,812	3,721,884
Goodwill	3,091,524	3,083,013	3,895,267
Other intangible assets, net	683,092	673,792	153,094
Other assets	87,339	79,664	200,493

Total assets	$8,847,872	$8,914,169	$9,134,482

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$60,417	$311,685	$330,081
Short-term borrowings	412,300	1,082,500	1,209,500
Trade payables and accruals	145,744	147,104	215,835
Other current liabilities	130,103	121,777	178,775

Total current liabilities	748,564	1,663,066	1,934,191
Long-term debt	2,521,190	2,153,588	2,183,584
Deferred income taxes	957,248	949,036	685,432
Other noncurrent liabilities	617,651	625,743	415,506

Total liabilities	4,844,653	5,391,433	5,218,713

Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity
Common stock, $1 par value	124,989	110,270	109,834
Capital in excess of par value	2,316,507	1,734,835	1,702,946
Retained earnings	1,743,097	1,862,913	2,129,554
Accumulated other comprehensive loss	(181,374)	(185,282)	(26,565)

Shareholders’ equity	4,003,219	3,522,736	3,915,769

Total liabilities and shareholders’ equity	$8,847,872	$8,914,169	$9,134,482

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)

Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30		June 30
(Condensed and unaudited)	2009	2008	2009	2008
Net sales	$681,380	$965,957	$1,249,275	$1,737,718
Delivery revenues	40,479	55,594	72,878	101,172

Total revenues	721,859	1,021,551	1,322,153	1,838,890

Cost of goods sold	535,546	720,731	1,025,834	1,338,042
Delivery costs	40,479	55,594	72,878	101,172

Cost of revenues	576,025	776,325	1,098,712	1,439,214

Gross profit	145,834	245,226	223,441	399,676
Selling, administrative and general expenses	79,353	84,781	159,070	177,357
Gain on sale of property, plant & equipment and businesses, net	654	80,498	3,157	84,443
Other operating (income) expense, net	1,451	2,474	3,170	1,534

Operating earnings	65,684	238,469	64,358	305,228

Other income (expense), net	2,895	3,444	1,820	792
Interest income	687	997	1,482	1,669
Interest expense	44,073	38,193	87,992	81,652

Earnings (loss) from continuing operations before income taxes	25,193	204,717	(20,332)	226,037
Provision (benefit) for income taxes	9,632	63,492	(3,638)	70,327

Earnings (loss) from continuing operations	15,561	141,225	(16,694)	155,710
Earnings (loss) on discontinued operations, net of tax (Note 2)	6,651	(470)	6,125	(1,022)

Net earnings (loss)	$22,212	$140,755	$(10,569)	$154,688

Basic earnings (loss) per share
Continuing operations	$0.14	$1.28	$(0.15)	$1.42
Discontinued operations	0.06	0.00	0.06	0.00

Net earnings (loss) per share	$0.20	$1.28	$(0.09)	$1.42

Diluted earnings (loss) per share
Continuing operations	$0.14	$1.27	($0.15)	$1.41
Discontinued operations	0.06	0.00	0.06	(0.01)

Net earnings (loss) per share	$0.20	$1.27	($0.09)	$1.40

Weighted-average common shares outstanding
Basic	113,477	109,922	112,045	109,286
Assuming dilution	113,829	111,117	112,045	110,515

Cash dividends declared per share of common stock	$0.49	$0.49	$0.98	$0.98
Depreciation, depletion, accretion and amortization from continuing operations	$99,600	$96,919	$198,915	$192,775
Effective tax rate from continuing operations	38.2%	31.0%	17.9%	31.1%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies

Consolidated Statements of Cash Flows

	(Amounts in thousands)
	Six Months Ended
	June 30
(Condensed and unaudited)	2009	2008
		(As Restated -
		See Note 1)
Operating Activities
Net earnings (loss)	($10,569)	$154,688
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	198,915	192,775
Net gain on sale of property, plant & equipment and businesses	(3,880)	(84,443)
Contributions to pension plans	(2,242)	(1,593)
Share-based compensation	14,010	9,169
Excess tax benefit from share-based compensation	(325)	(3,605)
Deferred tax provision	5,671	194
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(35,850)	(126,566)
Other, net	3,672	(6,566)

Net cash provided by operating activities	169,402	134,053

Investing Activities
Purchases of property, plant & equipment	(60,101)	(198,658)
Proceeds from sale of property, plant & equipment	4,051	13,576
Proceeds from sale of businesses	11,537	225,783
Payment for businesses acquired, net of acquired cash	(36,980)	(79,822)
Redemption of medium-term investments	30,590	0
Proceeds from loan on life insurance policies	0	28,646
Withdrawal from nonconsolidated companies, net	63	469
Other, net	651	5,008

Net cash used for investing activities	(50,189)	(4,998)

Financing Activities
Net short-term payments	(672,176)	(882,000)
Payment of short-term debt and current maturities	(281,461)	(483)
Proceeds from issuance of long-term debt, net of discounts	397,660	949,078
Debt issuance costs	(3,033)	(5,633)
Settlements of forward starting swaps	0	(32,474)
Proceeds from issuance of common stock	578,237	55,072
Dividends paid	(108,752)	(106,976)
Proceeds from exercise of stock options	3,697	6,850
Excess tax benefit from share-based compensation	325	3,605
Other, net	(193)	228

Net cash used for financing activities	(85,696)	(12,733)

Net increase in cash and cash equivalents	33,517	116,322
Cash and cash equivalents at beginning of year	10,194	34,888

Cash and cash equivalents at end of period	$43,711	$151,210

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

Subsequent events have been evaluated through the date the financial statements were issued.

Correction of Cash Flows from Operating Activities and Investing Activities

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we discovered an error in our reporting of cash flows from operating activities and investing activities in our Quarterly Reports on Form 10-Q for the three, six and nine months ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively. This error resulted from the misclassification of certain noncash amounts included in various swap transactions associated with the divestiture of assets required as part of the Florida Rock acquisition. The error solely affected the classification of these amounts between cash used for investing activities and cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows, but had no effect on net cash flows. In addition, the error had no effect on our Unaudited Condensed Consolidated Balance Sheet or Unaudited Condensed Consolidated Statement of Earnings for the period ended June 30, 2008. Accordingly, our total revenues, net earnings, earnings per share, total cash flows, cash and cash equivalents, liquidity and shareholders’ equity remain unchanged. Our compliance with any financial covenants under our borrowing facilities also was not affected.

A summary of the effects of the correction of this error for the six months ended June 30, 2008 is as follows (in thousands of dollars):

	Six Months Ended June 30, 2008
	As		Reclassifi-	As
	Reported	Correction	cations[1]	Restated
Statement of Cash Flows
Excess tax benefits from share-based compensation	$0	$0	$(3,605)	$(3,605)
Deferred tax provision	0	0	194	194
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(82,608)	(47,369)	3,411	(126,566)

Net cash provided by operating activities	$181,422	$(47,369)	$0	$134,053

Purchases of property, plant & equipment	$(246,027)	$47,369	$0	$(198,658)

Net cash used for investing activities	$(52,367)	$47,369	$0	$(4,998)

[1]	We have reclassified certain amounts from prior periods to conform to the 2009 presentation.

2.	Discontinued Operations

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

In March 2009, we received a payment of $11,537,000 under the 5CP earn-out related to the year ended December 31, 2008. As this cash receipt exceeded the carrying amount of the 5CP receivable, we recorded a gain on disposal of discontinued operations of $723,000. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2008, we received a payment of $10,014,000 under the 5CP earn-out related to the year ended December 31, 2007. Through June 30, 2009, we have received a total of $33,825,000 under the 5CP earn-out.

We are liable for a cash transaction bonus payable to certain key former Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Amounts due are payable annually based on the prior year’s results. Based on the amount of the 5CP payment received in March 2009, we expect the 2009 payout will be approximately $728,000 and have accrued this amount as of June 30, 2009.

There were no net sales or revenues from discontinued operations during the six month periods ended June 30, 2009 or June 30, 2008. Results from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Gain (loss) from results of discontinued operations	$11,093	$(784)	$9,493	$(1,704)
Gain on disposal of discontinued operations	0	0	723	0
Income tax (provision) benefit	(4,442)	314	(4,091)	682

Gain (loss) on discontinued operations, net of tax	$6,651	$(470)	$6,125	$(1,022)

The pretax gains from discontinued operations in 2009 of $11,093,000 for the second quarter and $9,493,000 for the first half of 2009 primarily relate to a settlement during the second quarter with one of our insurers in the Modesto case (see Note 19) resulting in a pretax gain, after deducting legal fees and other expenses, of $12,238,000. The insurance proceeds and associated gain represent a partial recovery of legal and settlement costs recognized in prior periods. The pretax losses from discontinued operations in 2008 primarily reflect charges related to general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses, and charges related to the cash transaction bonus as noted above.
3.	Earnings Per Share (EPS)

We report two earnings (loss) per share numbers: basic and diluted. These are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Weighted-average common shares outstanding	113,477	109,922	112,045	109,286
Dilutive effect of
Stock options	144	991	0	993
Other stock compensation plans	208	204	0	236

Weighted-average common shares outstanding, assuming dilution	113,829	111,117	112,045	110,515

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Antidilutive common stock equivalents	5,104	804	4,287	804
4.	Income Taxes

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
During the second quarter, we revised our estimated annual effective tax rate to 6.4%, significantly lower than the 23.2% estimated in the first quarter. An adjustment to the current quarter income tax provision was required so that the year-to-date provision reflects the expected annual tax rate. A substantial amount of the tax benefit recognized for the loss reported in the first quarter of 2009 was reversed during the second quarter to reflect the revised annual rate. This adjustment reduced earnings approximately $7,100,000 during the second quarter of 2009, resulting in an effective tax rate of 38.2%, as compared with 31.0% in the second quarter of 2008.
Our projected effective tax rate from continuing operations for the six months ended June 30, 2009 is 17.9%, a decrease of 13.2 percentage points from the 31.1% projected effective tax rate for the six months ended June 30, 2008. The decrease in the projected effective tax rate primarily results from a greater favorable effect of statutory depletion, partially offset by an increase in state taxes.

5.	Medium-term Investments

At June 30, 2009 and December 31, 2008, we held investments with principal balances totaling approximately $8,247,000 and $38,837,000, respectively, in money market and other money funds at The Reserve, an investment management company specializing in such funds. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we classified our investments in The Reserve funds as medium-term investments. Based on public statements issued by The Reserve and the maturity dates of the underlying investments, we believe that proceeds from the liquidation of the money funds in which we have investments will be received within one year from the date of the accompanying Condensed Consolidated Balance Sheets, and therefore, such investments are classified as current.

During the first half of 2009 and the fourth quarter of 2008, The Reserve redeemed $30,590,000 and $258,000, respectively, of our investment. In addition, during the third quarter of 2008, we recognized a charge of $2,103,000 (included in other income (expense), net) to reduce the principal balance to an estimate of the fair value of our investment in these funds. During the second quarter of 2009, we recognized income of $611,000 (included in other income (expense), net) to increase the principal balance to an estimate of the fair value of our investment in these funds. See Note 7 for further discussion of the fair value determination. These adjustments resulted in balances as of June 30, 2009 and December 31, 2008 of $6,755,000 and $36,734,000, respectively, as reported on our accompanying Condensed Consolidated Balance Sheets. Our investment in these funds as of June 30, 2008 amounted to $34,050,000 and was classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheets at such date.
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

In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. For the 12-month period ending June 30, 2010, we estimate that $10,363,000 of the pretax loss accumulated in Other Comprehensive Income (OCI) will be reclassified to earnings.

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

Amounts accumulated in other comprehensive loss related to the highly effective portion of the fifteen forward starting interest rate swaps will be amortized to interest expense over the remaining term of the related debt. For the 12-month period ending June 30, 2010, we estimate that $7,351,000 of the pretax loss accumulated in OCI will be reclassified to earnings.

FAS 133 requires the recognition of all derivative instruments at fair value in the balance sheet. Fair values of derivative instruments designated as hedging instruments are summarized as follows (in thousands of dollars):

		Fair Value [1]
		June 30	Dec 31	June 30
	Balance Sheet Location	2009	2008	2008
Liability Derivatives
Interest rate derivatives	Other noncurrent liabilities	$(14,069)	$(16,247)	$(2,788)

Total Derivatives		$(14,069)	$(16,247)	$(2,788)

[1]	See Note 7 for further discussion of the fair value determination.

The effect of the cash flow hedge derivative instruments on the accompanying Condensed Consolidated Statements of Earnings for the three and six months ended June 30 is summarized below (in thousands of dollars):

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
	Statement	2009	2008	2009	2008
Interest rate derivatives
Gain (loss) recognized in OCI (effective portion)	Note 8	$(871)	$39,935	$(1,670)	$2,996

Loss reclassified from Accumulated OCI	Interest
(effective portion)	expense	$(3,957)	$(1,954)	$(7,327)	$(3,811)

Gain recognized in earnings (ineffective portion and amounts excluded from effectiveness test)	Other income (expense), net	$0	$3,900	$0	$2,169
7.	Fair Value Measurements

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
The following table presents a summary of our assets and liabilities as of June 30, 2009 that are subject to fair value measurement on a recurring basis (in thousands of dollars):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fair Value
Medium-term investments	$6,755	$0	$6,755	$0
Interest rate derivative	(14,069)	0	(14,069)	0

Net liability	$(7,314)	$0	$(7,314)	$0

The medium-term investments are comprised of money market and other money funds, as more fully described in Note 5. We estimated the fair value of these funds by adjusting the investment principal to reflect the complete write-down of the funds’ investments in securities of Lehman Brothers Holdings Inc. and by estimating a discount against our investment balances to allow for the risk that legal and accounting costs and pending or threatened claims and litigation against The Reserve and its management may reduce the principal available for distribution.
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

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings (loss) and other comprehensive income (loss). Total comprehensive income comprises the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net earnings (loss)	$22,212	$140,755	$(10,569)	$154,688
Other comprehensive income
Fair value adjustments to cash flow hedges, net of tax	(519)	24,100	(995)	2,006
Reclassification adjustment for cash flow hedge amounts included in net earnings, net of tax	2,352	1,181	4,334	2,304
Amortization of pension and postretirement plan actuarial loss and prior service cost, net of tax	294	34	569	361

Total comprehensive income (loss)	$24,339	$166,070	$(6,661)	$159,359

Amounts accumulated in other comprehensive loss, net of tax, are as follows (in thousands of dollars):

	June 30	December 31	June 30
	2009	2008	2008
Cash flow hedges	$(53,180)	$(56,519)	$(51,537)
Pension and postretirement plans	(128,194)	(128,763)	24,972

Accumulated other comprehensive loss	$(181,374)	$(185,282)	$(26,565)

9.	Shareholders’ Equity

During June 2009, we completed a public offering of common stock resulting in the issuance of 13,225,000 common shares at a price of $41.00 per share. These shares included 1,725,000 shares issued upon full exercise of the underwriters’ option to purchase additional shares. We received $520,079,000 of net proceeds (net of commissions and transaction costs of $22,146,000) from the sale of the shares. The net proceeds from the offering were used for debt reduction and general corporate purposes. The transaction increased shareholders’ equity by $520,079,000 (common stock $13,225,000 and capital in excess of par $506,854,000).

During the six months ended June 30, 2009, we issued 561,529 shares of common stock to the administrator of our 401(k) savings and retirement plan and received cash proceeds of $24,295,000. These issuances were made in accordance with a letter agreement between us and the 401(k) plan administrator and, when applicable, a 10b5-1 Agreement on file with the plan administrator.

During the second quarter of 2009, we issued 789,495 shares of common stock in connection with business acquisitions. We originally issued the shares to two exchange accommodation titleholders (selling shareholders) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholders assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholders in order to fund their obligation. The selling shareholders will maintain legal ownership of the assets acquired until the entities are dissolved, at which time legal ownership will be transferred to us. The selling shareholders qualify as variable interest entities under the provisions of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” [FIN 46(R)] for which we are the primary beneficiary. Accordingly, we have consolidated as applicable the financial position, results of operations and cash flows of the selling shareholders as of and for the period ended June 30, 2009, which principally consist of the receipt of net cash proceeds from the issuance of shares of $33,862,000 and the acquisition noted above for a cash payment of $36,980,000, including acquisition costs and net of acquired cash.
During the first quarter of 2008, we issued 798,859 shares of common stock in connection with business acquisitions. We originally issued the shares to an exchange accommodation titleholder (selling shareholder) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholder assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholder in order to fund its obligation. The selling shareholder maintained legal ownership of the assets acquired until it was dissolved during the fourth quarter of 2008, at which time legal ownership was transferred to us. The selling shareholder qualified as a variable interest entity under the provisions of FIN 46(R) for which we were the primary beneficiary. Accordingly, we have consolidated as applicable the financial position, results of operations and cash flows of the selling shareholder as of and for the period ended June 30, 2008, which principally consist of the receipt of net cash proceeds from the issuance of shares of $55,072,000 and the acquisition noted above for a cash payment of $55,763,000, including acquisition costs and net of acquired cash.
During the second quarter of 2008, we issued 352,779 shares of common stock in connection with business acquisitions.
On February 10, 2006, the Board of Directors increased to 10,000,000 shares the existing authorization to purchase common stock. On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of June 30, 2009, 3,411,416 shares remained under the current authorization.
There were no shares purchased during the three and six month periods ended June 30, 2009 and 2008, and there were no shares held in treasury as of June 30, 2009, December 31, 2008 or June 30, 2008.
10.	Benefit Plans

The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
PENSION BENEFITS	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$4,658	$4,096	$9,319	$9,583
Interest cost	10,485	9,322	20,970	19,951
Expected return on plan assets	(11,582)	(12,980)	(23,252)	(25,958)
Amortization of prior service cost	115	115	230	230
Amortization of actuarial loss	426	(106)	826	280

Net periodic pension benefit cost	$4,102	$447	$8,093	$4,086

	Three Months Ended		Six Months Ended
	June 30		June 30
OTHER POSTRETIREMENT BENEFITS	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$978	$1,306	$1,956	$2,612
Interest cost	1,761	1,727	3,522	3,455
Amortization of prior service cost	(206)	(210)	(412)	(420)
Amortization of actuarial loss	150	255	299	510

Net periodic postretirement benefit cost	$2,683	$3,078	$5,365	$6,157

The net periodic benefit costs for pension plans during the three and six months ended June 30, 2009 include pretax reclassifications from other comprehensive income totaling $541,000 and $1,056,000, respectively. The net periodic benefit costs for pension plans during the three and six months ended June 30, 2008 include pretax reclassifications from other comprehensive income totaling $9,000 and $510,000, respectively. During the six months ended June 30, 2009 and 2008, contributions of $2,242,000 and $1,593,000, respectively, were made to our pension plans.
The net periodic benefit costs for postretirement plans during the three and six months ended June 30, 2009 include pretax reclassifications from other comprehensive income totaling ($56,000) and ($113,000), respectively. The net periodic benefit costs for postretirement plans during the three and six months ended June 30, 2008 include pretax reclassifications from other comprehensive income totaling $45,000 and $90,000, respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs or credits and actuarial losses.
11.	Credit Facilities, Short-term Borrowings and Long-term Debt

Short-term borrowings are summarized as follows (in thousands of dollars):

	June 30	December 31	June 30
	2009	2008	2008
Bank borrowings	$46,000	$1,082,500	$1,209,500
Commercial paper	366,300	0	0

Total short-term borrowings	$412,300	$1,082,500	$1,209,500

Bank borrowings
Maturity	1 day	2 days	1 to 28 days
Weighted-average interest rate	0.62%	1.63%	2.63%

Commercial paper
Maturity	1 to 43 days	n/a	n/a
Weighted-average interest rate	0.72%	n/a	n/a
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,675,000,000 were maintained at June 30, 2009, of which $175,000,000 expires November 16, 2009 and $1,500,000,000 expires November 16, 2012. As of June 30, 2009, $46,000,000 of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
All lines of credit extended to us in 2009 and 2008 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.
As of June 30, 2009, $3,680,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.
In February 2009, we issued $400,000,000 of long-term notes in two related series (tranches), as follows: $150,000,000 of 10.125% coupon notes due December 2015 and $250,000,000 of 10.375%

coupon notes due December 2018. The notes were initially sold to Goldman Sachs pursuant to an exemption from the Securities Act of 1933 (the Securities Act), as amended, and subsequently resold to Berkshire Hathaway pursuant to Rule 144A under the Securities Act. In May 2009, these notes were exchanged for substantially identical notes that were registered under the Securities Act. The notes are presented in the table below net of unamortized discounts from par. Discounts and debt issuance costs are being amortized using the effective interest method over the respective lives of the notes.
Long-term debt is summarized as follows (in thousands of dollars):

	June 30	December 31	June 30
	2009	2008	2008
10.125% 2015 notes issued 2009[1]	$149,511	$0	$0
10.375% 2018 notes issued 2009[2]	248,213	0	0
3-year floating loan issued 2008	255,000	285,000	300,000
6.30% 5-year notes issued 2008[3]	249,587	249,543	249,500
7.00% 10-year notes issued 2008[4]	399,610	399,595	399,581
3-year floating notes issued 2007	325,000	325,000	325,000
5.60% 5-year notes issued 2007[5]	299,615	299,565	299,518
6.40% 10-year notes issued 2007[6]	349,829	349,822	349,815
7.15% 30-year notes issued 2007[7]	249,314	249,311	249,308
6.00% 10-year notes issued 1999	0	250,000	250,000
Private placement notes	15,309	15,375	48,610
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	17,550
Other notes	2,069	3,512	3,783

Total debt excluding short-term borrowings	$2,581,607	$2,465,273	$2,513,665
Less current maturities of long-term debt	60,417	311,685	330,081

Total long-term debt	$2,521,190	$2,153,588	$2,183,584

Estimated fair value of total long-term debt	$2,499,454	$1,843,479	$2,168,874

[1]	Includes a decrease for unamortized discounts of $489 thousand as of June 30, 2009. The effective interest rate for these 2015 notes is 10.305%.

[2]	Includes a decrease for unamortized discounts of $1,787 thousand as of June 30, 2009. The effective interest rate for these 2018 notes is 10.584%.

[3]	Includes decreases for unamortized discounts, as follows: June 30, 2009 - $413 thousand, December 31, 2008 — $457 thousand and June 30, 2008 — $500 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: June 30, 2009 - $390 thousand, December 31, 2008 — $405 thousand and June 30, 2008 — $419 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: June 30, 2009 - $385 thousand, December 31, 2008 — $435 thousand and June 30, 2008 — $482 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: June 30, 2009 - $171 thousand, December 31, 2008 — $178 thousand and June 30, 2008 — $185 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: June 30, 2009 - $686 thousand, December 31, 2008 — $689 thousand and June 30, 2008 — $692 thousand. The effective interest rate for these 30-year notes is 8.04%.
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
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 42.8% as of June 30, 2009; 50.2% as of December 31, 2008; and 48.7% as of June 30, 2008.
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

We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. FAS 143 results in ongoing recognition of costs related to the depreciation of the assets and accretion of the liability. For the three and six month periods ended June 30, we recognized operating costs related to FAS 143 as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
FAS 143 Operating Costs
Accretion	$2,333	$1,610	$4,605	$3,229
Depreciation	3,288	4,030	6,891	8,089

Total	$5,621	$5,640	$11,496	$11,318

FAS 143 operating costs for our continuing operations are reported in cost of goods sold. FAS 143 asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our asset retirement obligations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Balance at beginning of period	$173,774	$131,455	$173,435	$131,383
Liabilities incurred	0	931	334	1,148
Liabilities (settled)	(3,326)	(4,757)	(5,925)	(8,220)
Accretion expense	2,333	1,610	4,605	3,229
Revisions up (down)	(4,306)	12,131	(3,974)	13,830

Balance at end of period	$168,475	$141,370	$168,475	$141,370

The increase in the balance at the beginning of the six month period ended June 30, 2009 over the comparable 2008 period beginning balance, relates primarily to reclamation activity required under new development agreements and conditional use permits (collectively the agreements) at two aggregates facilities on owned property near Los Angeles, California. The new agreements allow us access to significant amounts of aggregates reserves at two existing pits, which we expect will result in a significant increase in the mining lives of these quarries. The reclamation requirements under these agreements will result in the restoration and development of mined property into 110 acre and 90 acre tracts suitable for commercial and retail development.
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

Our standby letters of credit as of June 30, 2009 are summarized in the table below (in thousands of dollars):

June 30, 2009
Standby Letters of Credit
Risk management requirement for insurance claims	$35,954
Payment surety required by utilities	308
Contractual reclamation/restoration requirements	12,029
Financial requirement for industrial revenue bond	14,230

Total standby letters of credit	$62,521

Of the total $62,521,000 outstanding letters of credit, $59,006,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
14. Acquisitions
During the six months ended June 30, 2009, we acquired the following assets for approximately $38,955,000 (total note and cash consideration) net of acquired cash:
—	leasehold interest in a rail yard

—	two aggregates production facilities
The purchase price allocations for these 2009 acquisitions are preliminary and subject to adjustment.

15.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the periods presented are summarized below (in thousands of dollars):

		Asphalt mix
	Aggregates	and Concrete	Cement	Total
Goodwill as of June 30, 2008	$3,505,972	$91,633	$297,662	$3,895,267

Goodwill of acquired businesses	1,455	0	0	1,455
Purchase price allocation adjustment	(516,047)	0	(44,998)	(561,045)
Goodwill impairment	0	0	(252,664)	(252,664)

Goodwill as of December 31, 2008	$2,991,380	$91,633	$0	$3,083,013

Goodwill of acquired businesses[1]	9,558	0	0	9,558
Purchase price allocation adjustment	(1,047)	0	0	(1,047)

Goodwill as of June 30, 2009	$2,999,891	$91,633	$0	$3,091,524

[1]	The goodwill of acquired businesses for 2009 relates to the acquisitions listed in Note 14. We are currently evaluating the final purchase price allocations; therefore, the goodwill amount is subject to change. When finalized, the goodwill from these 2009 acquisitions is expected to be fully deductible for income tax purposes.
16.	New Accounting Standards

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

FAS 157 — On January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) for nonfinancial assets and liabilities. FAS 157 defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted FAS 157 with respect to financial assets and liabilities and elected to defer our adoption of FAS 157 for nonfinancial assets and liabilities as permitted by FSP FAS 157-2. Our adoption FAS 157 for nonfinancial assets and liabilities on January 1, 2009 did not materially affect our financial position, results of operations or liquidity.

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
FAS 167 — In June 2009, the FASB issued FAS No. 167,“Amendments to FASB Interpretation No. 46(R)” (FAS 167), which amends the consolidation guidance related to variable interest entities including removing the scope exemption for qualifying special-purpose entities. This statement is effective as of the first fiscal year that begins after November 15, 2009 with early adoption prohibited. We do not expect our adoption of FAS 167 on January 1, 2010 to have a material effect on our results of operations, financial position or liquidity.
Codification — In June 2009, the FASB issued FAS No. 168,“The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (Codification). The Codification is effective for periods ending after September 15, 2009. Upon our adoption of the Codification as of and for the period ending September 30, 2009, we will eliminate the use of pre-Codification GAAP references in our financial statements.
17.	Segment Reporting- Continuing Operations

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

	Three Months Ended		Six Months Ended
Segment Financial Disclosure	June 30		June 30
Amounts in millions	2009	2008	2009	2008
TOTAL REVENUES
Aggregates	$497.6	$679.3	$899.4	$1,215.3
Asphalt mix and Concrete	218.3	325.4	411.5	592.0
Cement	16.9	29.2	36.6	60.2
Intersegment sales	(51.4)	(67.9)	(98.2)	(129.8)

Total net sales	681.4	966.0	1,249.3	1,737.7
Delivery revenues	40.5	55.6	72.9	101.2

Total revenues	$721.9	$1,021.6	$1,322.2	$1,838.9

GROSS PROFIT
Aggregates	$126.8	$217.9	$190.4	$344.8
Asphalt mix and Concrete	19.5	23.2	34.8	43.3
Cement	(0.5)	4.1	(1.8)	11.6

Total gross profit	$145.8	$245.2	$223.4	$399.7

18.	Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below (in thousands of dollars):

	Six Months Ended
	June 30
	2009	2008
Cash payments (refunds)
Interest (exclusive of amount capitalized)	$98,871	$89,532
Income taxes	(9,468)	37,055

Noncash investing and financing activities
Liabilities assumed in business acquisitions	0	1,292
Accrued liabilities for purchases of property, plant & equipment	14,684	24,834
Carrying value of noncash assets and liabilities exchanged	0	42,974
Debt issued for purchases of property, plant & equipment	1,982	8
Fair value of stock issued in business acquisitions	0	25,023
Other noncash transactions	0	16
19.	Other Commitments and Contingencies

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

City of Modesto

On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al. , filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal with prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement was approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered, in whole or in part, by insurance policies purchased by Vulcan, and we are pursuing recovery from these insurers.

On June 30, 2009, we reached a settlement with one of our insurers. As a result, we recorded a pretax gain, after deducting legal fees and other expenses, of approximately $12.2 million. As part of the settlement, we agreed to release the insurer from any further claims that could be asserted related to the Modesto case, as well as the Lyon and Team Enterprises cases. We continue to pursue recovery from other insurers.

Although the Company’s $20 million settlement resolved all claims against Vulcan by the City of Modesto, certain ancillary claims related to this matter remain unresolved as follows:
•	Lyon

On or about September 18, 2007, Vulcan was served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division) in the matter of United States v. Lyon . The underlying action was brought by the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of hazardous substances at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. Vulcan was sued by the original defendants as a third-party defendant in this action. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
•	Team Enterprises
On June 5, 2008, we were named as a defendant in the matter of Team Enterprises, Inc., v. Century Centers, Ltd., et al. , filed in Modesto, Stanislaus County, California but removed to the United States District Court for the Eastern District of California (Fresno Division). This is an action filed by Team Enterprises as the former operator of a dry cleaners located in Modesto, California. The plaintiff is seeking damages from the defendants associated with the remediation of perchloroethylene from the site of the dry cleaners. The complaint also seeks other damages against the named defendants. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
•	R.R. Street Indemnity
R.R. Street and Company (Street) and National Union Fire Insurance Company of Pittsburgh, PA, filed a lawsuit against the Company on February 26, 2008 in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan and also a defendant in the City of Modesto, Lyon and Garcia litigation, alleges that Vulcan owes Street, and its insurer (National Union), a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Vulcan was successful in having this case dismissed in light of insurance coverage litigation pending in California, which is already addressing these same issues. Street appealed the court’s ruling to the U.S. Seventh Circuit. The Seventh Circuit reversed the decision of the trial court on June 25, 2009, and Vulcan filed a request on July 9, 2009 for an en banc rehearing by the Seventh Circuit, which was denied. Therefore, the case will be remanded to the U.S. District Court for further proceedings. Street also has asserted that it is entitled to a defense in the California Water Service Company litigation set forth below.
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
Florida Lake Belt Litigation
On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. General Carl A. Stock, et al. ) ruled that a mining permit issued for our Miami quarry, which was acquired in the Florida Rock transaction in November 2007, as well as certain permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U. S. Army Corps of Engineers (Corps of Engineers) for further review and consideration. In July 2007, the Court ordered us and several other mining operations in the area to cease mining excavation under the vacated permits pending the issuance by the Corps of Engineers of a Supplemental Environmental Impact Statement (SEIS). The District Court decision was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and the Eleventh Circuit reversed and remanded the case to the District Court. With issuance of the Eleventh Circuit’s Mandate on July 1, 2008, we resumed mining at the Miami quarry. On January 30, 2009, the District Court again issued an order invalidating certain of the Lakebelt mining permits, which immediately stopped all mining excavation in the majority of the Lakebelt region. We have appealed this order to the Eleventh Circuit but are not currently mining in the areas covered by the District Court order. Our appeal has been scheduled for oral argument in October 2009. On May 1, 2009, the Corps of Engineers issued a Final SEIS and accepted public comments until June 8, 2009, pending issuance of the Record of Decision with respect to issuance of permits.
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
Industrial Sand
We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of July 7, 2009, the number of suits totaled 55 involving an aggregate of 526 plaintiffs. There are 51 pending suits with 499 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed pending resolution of discovery issues and a constitutional challenge of the Texas Silica Act brought by the plaintiffs. There are 4 cases pending in Louisiana with 27 plaintiffs. The 27 cases that were pending in California were voluntarily dismissed in July 2009 with no payment made in settlement thereof. We are seeking dismissal of all other suits on the grounds that plaintiffs were not exposed to our product. To date we have been successful in getting dismissals from cases involving over 17,000 plaintiffs with little or no payments made in settlement.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. We believe the amounts accrued in our financial statements as of June 30, 2009 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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
Seasonality of Our Business
Virtually all our products are produced and consumed outdoors. Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that seasonal changes and other weather-related conditions can have on the production and sales volumes of our products. Normally, the highest sales and earnings are attained in the third quarter and the lowest are realized in the first quarter. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in private construction spending. These cyclical swings are further affected by fluctuations in interest rates, and demographic and population fluctuations.
Forward-looking Statements
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; the impact of future regulatory or legislative actions; the outcome of pending legal proceedings; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; increasing healthcare costs; the amount of long-term debt and interest expense; losses in pension plan assets which will require an increase in the cash contributions to the plans; the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business; our ability to secure and permit aggregates reserves in strategically located areas; our ability to manage and successfully integrate acquisitions; the impact of the global financial crisis on our business and financial condition and access to the capital markets; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

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
Second Quarter 2009 Compared with Second Quarter 2008
Second quarter 2009 net sales were $681.4 million, a decrease of 29% compared with $966.0 million in the second quarter of 2008. Aggregates shipments declined 31%, reducing earnings $0.64 per diluted share while aggregates pricing increased 3%, increasing earnings $0.08 per diluted share. While our current results reflect the volume effect of the prolonged recession, we are encouraged by the increased level of bid activity by state transportation departments as well as the significant increase in highway construction contract awards reported in May and June. The increased level of bid activity and contracts awarded demonstrate that funding provided by the federal economic stimulus plan, or American Recovery and Reinvestment Act, is working its way into the economy. We expect construction activity referable to these contract awards to begin in the second half of 2009 and to provide a meaningful contribution to overall aggregates demand in 2010.
Net earnings were $22.2 million, or $0.20 per diluted share, in the second quarter of 2009 compared with $140.8 million, or $1.27 per diluted share, for the second quarter of 2008. Current year second quarter net earnings per diluted share include $0.06 referable to discontinued operations and $0.12 referable to the 54% comparative decrease in the unit cost for diesel fuel. Prior year results include net earnings per diluted share of $0.34 referable to the sale of quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition.
Continuing Operations
Earnings from continuing operations before income taxes for the second quarter of 2009 versus the second quarter of 2008 are summarized below (in millions of dollars):

Second quarter 2008	$205

Lower aggregates earnings due to
Lower volumes	(112)
Higher selling prices	14
Lower costs	6
Lower asphalt mix and concrete earnings	(4)
Lower cement earnings	(5)
Lower selling, administrative and general expenses	5
Gain on 2008 divestitures	(74)
All other	(10)

Second quarter 2009	$25

Aggregates segment revenues decreased $181.7 million, or 27%, to $497.6 million in the second quarter of 2009 compared with $679.3 million in the second quarter of 2008. Sharply lower shipments more than offset the earnings benefit from improved prices (3% increase), lower unit costs for diesel fuel and cost control measures. Aggregates shipments declined 31% from the prior year due to weak demand and wet weather. The increase in the average selling price for aggregates reflects wide variations across Vulcan-served markets. Many major markets realized price improvement from the prior year well above the 3% average, while certain markets in the far West and Florida reported year-over-year declines in average selling price. Aggregates cash fixed costs were reduced 17% from the prior year’s second quarter. By rationalizing production, reducing operating hours, streamlining the workforce and effectively managing spending levels, we offset some of the cost impact related to lower volumes. Gross profit for the Aggregates segment was $126.8 million in the second quarter of 2009 compared with $217.9 million in the same period last year.
Asphalt mix and Concrete segment revenues decreased $107.1 million to $218.3 million in the second quarter of 2009 as compared with $325.4 million in the second quarter of 2008. Shipments of asphalt mix and ready-mixed concrete declined 30% and 35%, respectively. Gross profit for the Asphalt mix and Concrete segment declined $3.7 million, or 16%, to $19.5 million in the second quarter of 2009 compared with $23.2 million in the second quarter of 2008. Asphalt mix earnings were higher this quarter as compared with the second quarter of 2008 as material margins recovered to more normal levels, reflecting moderation in the cost of liquid asphalt, which more than offset the earnings effect of the 30% decline in shipments. Concrete earnings decreased from the prior year’s second quarter due primarily to lower volumes.
As a result of weaker sales volumes, Cement segment second quarter 2009 revenues of $16.9 million and gross profit (loss) of ($0.5) million declined from the prior year’s second quarter levels of $29.2 million and $4.1 million, respectively. The decline in earnings from weaker sales volume was slightly offset by lower energy costs.
Selling, administrative and general expenses in the second quarter of 2009 decreased $5.4 million from the prior year. Cost-saving actions implemented across Vulcan to align spending levels with weak product demand more than offset $3.9 million in project costs related to the replacement of legacy information technology systems. Additionally, the prior year’s second quarter included expenses of $5.8 million for the fair market value of donated real estate.
Operating earnings were $65.7 million in the second quarter of 2009 versus $238.5 million in the prior year, a decline of $172.8 million. The prior year’s second quarter results include operating earnings of $73.8 million from the aforementioned gain on sale of required divestitures. The sharp decline in shipments resulting from weak demand was the primary factor in the remaining decline in profitability. The 54% decrease in the unit cost for diesel fuel increased operating earnings by $23.2 million.
Interest expense of $44.1 million was up $5.9 million from the second quarter of 2008 due to an increase in the weighted-average interest rate, offset in part by a reduction in total debt.
During the second quarter, we revised our estimated annual effective tax rate to 6.4%, significantly lower than the 23.2% estimated in the first quarter. An adjustment to the current quarter income tax provision was required so that the year-to-date provision reflects the expected annual tax rate. A substantial amount of the tax benefit recognized for the loss reported in the first quarter of 2009 was reversed during the second quarter to reflect the revised annual rate. This adjustment reduced earnings approximately $7.1 million, or $0.06 per diluted share, during the second quarter of 2009, resulting in an effective tax rate of 38.2%, as compared with 31.0% in the second quarter of 2008.
Earnings from continuing operations were $15.6 million, or $0.14 per diluted share, in the second quarter of 2009 compared with $141.2 million, or $1.27 per diluted share, in the second quarter of 2008.
Discontinued Operations
During the second quarter of 2009, we settled with one of our insurers in the Modesto case (see Note 19 to the condensed consolidated financial statements) resulting in a pretax gain, after deducting legal fees and other expenses, of $12.2 million. The insurance proceeds and associated gain represent a partial recovery of legal and settlement costs recognized in prior periods. Overall, second quarter pretax results of discontinued operations were a gain of $11.1 million in 2009 and a loss of $0.8 million in 2008. Excluding the 2009 gain from insurance recovery, the 2009 and 2008 results primarily reflect charges related to general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses, and charges related to a cash transaction bonus payable as described in Note 2 to the condensed consolidated financial statements.
Year-to-Date Comparisons as of June 30, 2009 and June 30, 2008
First half 2009 net sales were $1,249.3 million, a decrease of 28% compared with $1,737.7 million in the first half of 2008. Aggregates shipments declined 31%, reducing earnings $1.62 per diluted share while improved aggregates pricing increased earnings $0.17 per diluted share. First half results were a net loss of ($10.6) million, or ($0.09) per diluted share compared with net earnings of $154.7 million, or $1.40 per diluted share, for the first half of 2008. Current year first half results include net earnings per diluted share of $0.06 referable to discontinued operations and $0.19 referable to the 50% comparative decrease in the unit cost for diesel fuel. Prior year first half results include net earnings per diluted share of $0.34 referable to the sale of quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition.
Continuing Operations
Earnings from continuing operations before income taxes year-to-date June 30, 2009 versus year-to-date June 30, 2008 are summarized below (in millions of dollars):

Year-to-date June 30, 2008	$226

Lower aggregates earnings due to
Lower volumes	(196)
Higher selling prices	21
Lower costs	20
Lower asphalt mix and concrete earnings	(9)
Lower cement earnings	(13)
Lower selling, administrative and general expenses	18
Gain on 2008 divestitures	(74)
All other	(13)

Year-to-date June 30, 2009	$(20)

Aggregates segment revenues decreased $315.9 million, or 26%, to $899.4 million in the first half of 2009 compared with $1,215.3 million in the first half of 2008, primarily the result of sharply lower shipments (31% decline) due to weak demand and wet weather in key markets during the second quarter of 2009. Changes in aggregates pricing varied widely across Vulcan-served markets, improving overall and partially offsetting the effect of sharply lower shipments. Efforts to rationalize production, reduce operating hours, streamline the work force and effectively manage spending levels also helped to mitigate the effect of lower volumes. Aggregates unit variable production costs were essentially flat compared with the prior year’s first half while cash fixed costs were reduced 19% from the prior year. Gross profit for the Aggregates segment was $190.4 million in the first half of 2009 compared with $344.8 million in the same period last year.
Asphalt mix and Concrete segment revenues decreased $180.5 million to $411.5 million in the first half of 2009 as compared with $592.0 million in the first half of 2008. Shipments of asphalt mix and ready-mixed concrete declined 29% and 33%, respectively. Gross profit for the Asphalt mix and Concrete segment declined $8.5 million, or 20%, to $34.8 million in the first half of 2009 compared with $43.3 million in the first half of 2008. Asphalt mix earnings were higher this half as compared with the first half of 2008 as material margins recovered to more normal levels, reflecting moderation in the cost of liquid asphalt. Concrete earnings decreased from the prior year’s first half due primarily to lower volumes.
Cement segment first half 2009 revenues of $36.6 million and gross profit (loss) of ($1.8) million declined from the prior year’s first half levels of $60.2 million and $11.6 million, respectively, as a result of weaker demand.
Selling, administrative and general expenses of $159.1 million decreased $18.3 million from the prior year. Cost-saving actions implemented across Vulcan to align spending levels with weak product demand offset $7.6 million in project costs related to the replacement of legacy information technology systems. Additionally, 2008 includes a $5.8 million expense related to donations of real estate while 2009 contains comparatively lower performance-based compensation accruals and employee expenses, including salaries and benefits. Employment levels across Vulcan were down 14% on average from the prior year.
Operating earnings were $64.4 million in the first half of 2009 versus $305.2 million in the prior year, a decline of $240.8 million. The prior year’s first half results include operating earnings of $73.8 million from the aforementioned gain on sale of required divestitures. Lower shipments resulting from weak demand was the primary factor in the remaining decline in profitability. The 50% decrease in the unit cost for diesel fuel increased operating earnings by $35.3 million.
Interest expense of $88.0 million was up $6.3 million from the first half of 2008 due to an increase in the weighted-average interest rate offset in part by a reduction in total debt.
Our projected effective tax rate from continuing operations for the six months ended June 30, 2009 was 17.9%, a decrease of 13.2 percentage points from the 31.1% projected effective tax rate for the six months ended June 30, 2008. The decrease in the projected effective tax rate primarily results from a greater favorable effect of statutory depletion, partially offset by an increase in state taxes.
Results from continuing operations were a loss of ($16.7) million, or ($0.15) per diluted share, in the first half of 2009 compared with earnings of $155.7 million, or $1.41 per diluted share, in the first half of 2008.
Discontinued Operations
The first half pretax gain from discontinued operations was $10.2 million during 2009 and includes both the aforementioned Modesto insurance settlement gain of $12.2 million and a $0.7 million gain on disposal of discontinued operations (see Note 2 to the condensed consolidated financial statements). Excluding these gains, the 2009 and 2008 first half results primarily reflect charges related to other general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses, and charges related to a cash transaction bonus payable as described in Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and access to the capital markets, to fund business requirements in the future including debt service obligations, cash contractual obligations, capital expenditures, dividend payments and potential future acquisitions.
We remain focused on managing costs and generating cash, which will enhance our ability to increase earnings as the economy recovers and construction activity improves. During the first half of 2009, we completed two financing transactions which strengthened our balance sheet and enhanced our financial flexibility. In February 2009, we issued $400.0 million of long-term notes. In June 2009 we completed a successful public equity offering that yielded $520.1 million in net proceeds. Proceeds from these transactions were used to reduce short-term bank borrowings, thereby freeing up a like amount of liquidity under our lines of credit. Overall, in the first half, we reduced total debt by $553.9 million. See the Debt and Capital section below for additional information.
As of June 30, 2009, we have $1,675.0 million in bank lines of credit, of which $46.0 million was drawn and $366.3 million was used to support outstanding commercial paper. In the current credit environment, we are exposed to the risks that one or more banks will not be able to fully fund their respective commitments under our lines of credit or to fulfill their commitments on a timely basis. In the event we are unable to access our unused bank lines of credit on a same day basis or issue commercial paper, it could temporarily affect our ability to fund cash requirements.
Cash Flows
Cash flows from operating activities contributed $169.4 million to cash during the first half of 2009 as compared with $134.1 million during the same period in 2008. The $35.3 million increase in cash from operating activities is primarily attributable to favorable changes in certain working capital accounts, in particular, trade payables and accruals, inventories and accrued incentives and other compensation. Additionally, net gains on sale of property, plant & equipment and businesses decreased $80.6 million. While these gains increase net earnings, the associated cash received is appropriately adjusted out of operating activities and presented as a component of investing activities. These favorable comparative changes in operating cash flows were partially offset by a $165.3 million decrease in net earnings.
Net cash used by investing activities totaled $50.2 million during the first half of 2009 compared with $5.0 million during the same period in 2008. The $45.2 million increase in net investing cash outflows resulted primarily from a $214.2 million decrease in proceeds from the sale of businesses partially offset by a $181.4 million reduction in purchases of property, plant & equipment and business acquisitions. Critical evaluation of the strategic nature and timing of all capital projects led us to reduce spending on capital projects, including business acquisitions, to $97.1 million from the $278.5 million spent in the first half of the prior year. Additionally, during the six months ended June 30, 2009, we received redemptions totaling $30.6 million of our $38.8 million principal balance of investments held in money market and other money funds at The Reserve (see Note 5 to the condensed consolidated financial statements). This favorable change in investing cash flows was offset by $28.6 million in cash received during 2008 from a loan against the cash surrender value of life insurance policies acquired in the Florida Rock transaction.
Net cash used for financing activities was $85.7 million for the first half of 2009 as compared with $12.7 million during the same period in 2008. During 2009, net proceeds from the issuance of long-term debt of $394.6 million and common stock of $578.2 million were used primarily to retire $281.5 million of short-term debt and current maturities and to pay down $672.2 million of commercial paper and bank lines of credit. During 2008, proceeds from the issuance of long-term debt of $943.4 million, net of debt issuance costs of $5.6 million, were used primarily to pay down $882.0 million of bank lines of credit. Dividends of $108.8 million and $107.0 million were paid during the first half of 2009 and 2008, respectively.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled $178.5 million at June 30, 2009, an increase of $947.7 million from ($769.2) million at December 31, 2008 and an increase of $973.2 million from ($794.7) million at June 30, 2008. The increase in working capital over the six month period ended June 30, 2009 primarily resulted from a $670.2 million reduction in short-term borrowings and a $251.3 million reduction in current maturities. Proceeds from the issuance of long-term debt in February 2009 and proceeds from the issuance of stock in June 2009 were primarily used to pay down short-term debt. The increase in working capital over the twelve month period ended June 30, 2009 primarily resulted from a $797.2 million decrease in short-term borrowings and a $269.7 million decrease in current maturities. The reduction in short-term debt primarily resulted from the aforementioned issuances of long-term debt and common stock during the six month period ended June 30, 2009. A decrease in trade payables and other current liabilities of $118.8 million further contributed to the improvement in working capital. Partially offsetting the comparative increase in working capital was a $137.8 million decrease in accounts and notes receivable and a $107.5 million decrease in cash and cash equivalents.
Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	June 30		December 31		June 30
	2009		2008		2008
Short-term investments
Cash equivalents	$400		$3,217		$133,213
Medium-term investments	6,755		36,734		0

Total short-term investments	$7,155		$39,951		$133,213

Short-term borrowings
Bank borrowings	$46,000		$1,082,500		$1,209,500
Commercial paper	366,300		0		0

Total short-term borrowings	$412,300		$1,082,500		$1,209,500

Net short-term borrowings	$(405,145)		$(1,042,549)		$(1,076,287)

Bank borrowings
Maturity	1	day	2	days	1 to 28	days
Weighted-average interest rate	0.62%		1.63%		2.63%

Commercial paper
Maturity	1 to 43	days	n/a		n/a
Weighted-average interest rate	0.72%		n/a		n/a
Due to the temporary suspension of redemptions in 2008, and the uncertainty as to the timing of such redemptions, $6.8 million as of June 30, 2009 and $36.7 million as of December 31, 2008 of our short-term investments are classified as medium-term investments as explained more fully in Note 5 to the condensed consolidated financial statements. During the first half of 2009 and the fourth quarter of 2008, The Reserve redeemed $30.6 million and $0.3 million, respectively, of our investment.
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

Unsecured bank lines of credit totaling $1,675.0 million were maintained at June 30, 2009, of which $175.0 million expires November 16, 2009 and $1,500.0 million expires November 16, 2012. As of June 30, 2009, $46.0 million of the lines of credit was drawn, $366.3 million was used to support outstanding commercial paper and $59.0 million was used to back outstanding letters of credit resulting in available lines of credit of $1,203.7 million. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
During the second quarter, Standard & Poor’s reaffirmed their rating of our commercial paper and upgraded the outlook to stable. As of June 30, 2009, our commercial paper program was rated A-2 and P-2 by Standard & Poor’s and Moody’s Investors Services, Inc. (Moody’s), respectively. Standard & Poor’s assigned a stable outlook while Moody’s assigned a negative outlook to our commercial paper ratings.
Current Maturities
Current maturities of long-term debt are summarized below (in thousands of dollars):

	June 30	December 31	June 30
	2009	2008	2008
3-year floating loan dated 2008	$60,000	$60,000	$45,000
6.00% 10-year notes issued 1999	0	250,000	250,000
Private placement notes	0	0	33,000
Other notes	417	1,685	2,081

Total	$60,417	$311,685	$330,081

Maturity dates for our $60.4 million of current maturities as of June 30, 2009 are as follows: September 2009 — $15.0 million, December 2009 — $15.0 million, March 2010 — $15.0 million, June 2010 — $15.0 million and various dates for the remaining $0.4 million. We expect to retire this debt using available cash or by issuing commercial paper or other debt securities.
Debt and Capital
The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	June 30	December 31	June 30
	2009	2008	2008
Debt
Current maturities of long-term debt	$60,417	$311,685	$330,081
Short-term borrowings	412,300	1,082,500	1,209,500
Long-term debt	2,521,190	2,153,588	2,183,584

Total debt	$2,993,907	$3,547,773	$3,723,165

Capital
Total debt	$2,993,907	$3,547,773	$3,723,165
Shareholders’ equity	4,003,219	3,522,736	3,915,769

Total capital	$6,997,126	$7,070,509	$7,638,934

Total debt as a percentage of total capital	42.8%	50.2%	48.7%
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. In the future, our total debt as a percentage of total capital will depend upon specific investment opportunities and financing decisions. We intend to maintain an investment grade rating and expect our operating cash flows will enable us to reduce our total debt as a percentage of total capital to a target range of 35% to 40% within the next three to five years, in line with our historic capital structure targets. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.
In February 2009, we issued $400.0 million of long-term notes in two related series (tranches), as follows: $150.0 million of 10.125% coupon notes due December 2015 and $250.0 million of 10.375% coupon notes due December 2018. The notes were initially sold to a purchaser pursuant to an exemption from the Securities Act of 1933 (the Securities Act), as amended, and subsequently resold to Berkshire Hathaway pursuant to Rule 144A under the Securities Act. The notes are presented in our condensed consolidated balance sheet as of June 30, 2009 net of unamortized discounts from par in the amounts of $0.5 million for the 2015 notes and $1.8 million for the 2018 notes. These discounts and the debt issuance costs of the notes are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for these notes are 10.305% for the 2015 notes and 10.584% for the 2018 notes.
The 2008 debt issuances noted below relate primarily to funding the November 2007 acquisition of Florida Rock. Including the 2007 debt issuances, these issuances effectively replaced a portion of the short-term borrowings we incurred to initially fund the cash portion of the acquisition.
In June 2008, we issued $650.0 million of long-term notes in two series (tranches), as follows: $250.0 million of 5-year 6.30% coupon notes and $400.0 million of 10-year 7.00% coupon notes. These notes are presented in our condensed consolidated balance sheet as of June 30, 2009 net of unamortized discounts from par in the amounts of $0.4 million and $0.4 million, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements, are 7.47% and 7.86%, respectively.
Additionally, in June 2008 we established a $300.0 million 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of June 30, 2009, the spread was 1.5 percentage points above the selected LIBOR option (1-month LIBOR of 0.31%). The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15.0 million starting in December 2008 and a termination principal payment of $135.0 million in June 2011. As of June 30, 2009, the balance of this term loan was $195.0 million long-term and $60.0 million in current maturities.
During the second quarter, Standard & Poor’s downgraded their rating of our long-term debt from BBB+ with a negative outlook. As of June 30, 2009, Standard & Poor’s and Moody’s rated our public long-term debt at the BBB and Baa2 level, respectively. Standard & Poor’s assigned a stable outlook while Moody’s assigned a negative outlook to our long-term debt ratings.
During June 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13.225 million common shares at a price of $41.00. These shares included 1.725 million shares issued upon full exercise of the underwriters’ option to purchase additional shares. We received $520.1 million of net proceeds (net of commissions and transaction costs of $22.1 million) from the sale of the shares. The net proceeds from the offering were used for debt reduction and general corporate purposes. This debt reduction is reflected in the table above as shown in the $553.9 million reduction in total debt from December 31, 2008 to June 30, 2009. Additionally, the transaction increased the amount of shareholders’ equity by the $520.1 million of net proceeds. At the time of the equity offering, we announced our intention to reduce our dividend.

Cash Contractual Obligations
Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.
As a result of the February 2009 debt issuances as described above, our obligations to make future payments under contracts increased as follows (in millions of dollars):

	2009	2010-2011	2012-2013	Thereafter	Total
Cash Contractual Obligations
February 2009 Debt Issuances
Long-term debt
Principal payments	$0.0	$0.0	$0.0	$400.0	$400.0
Interest payments	37.2	82.3	82.3	160.0	361.8

Total	$37.2	$82.3	$82.3	$560.0	$761.8

Additionally, as a result of lower projections of taxable income for 2009, our estimated cash requirements for income taxes in 2009 have decreased $30.0 million. We now estimate cash requirements for income taxes in 2009 to be $20.1 million, including the effect of refunds from overpayments during 2008.
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
Our standby letters of credit as of June 30, 2009 are summarized in the table below (in thousands of dollars):

June 30, 2009
Standby Letters of Credit
Risk management requirement for insurance claims	$35,954
Payment surety required by utilities	308
Contractual reclamation/restoration requirements	12,029
Financial requirement for industrial revenue bond	14,230

Total standby letters of credit	$62,521

Of the total $62.5 million outstanding letters of credit, $59.0 million is backed by our $1,500.0 million bank credit facility which expires November 16, 2012.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements see Note 16 to the condensed consolidated financial statements.
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2009.

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
In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. At June 30, 2009, we recognized a liability of $14.1 million equal to the fair value of this swap (included in other noncurrent liabilities). A decline in interest rates of 0.75% would increase the fair market value of our liability by approximately $3.2 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At June 30, 2009, the estimated fair market value of our long-term debt instruments including current maturities was $2,559.9 million compared with a book value of $2,581.6 million. The effect of a decline in interest rates of 1% would increase the fair market value of our liability by approximately $117.2 million.
At June 30, 2009, we had $46.0 million outstanding under our bank credit facilities and $255.0 million outstanding under our 3-year syndicated term loan established in June 2008. These borrowings bear interest at variable rates, principally LIBOR plus a spread based on our long-term credit rating. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.
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

Item 4. Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
No changes were made to our internal controls over financial reporting or other factors that could affect these controls during the second quarter of 2009.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in those earlier disclosures remain outstanding.
City of Modesto
On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al. , filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal with prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement was approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the cost and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered, in whole or in part, by insurance policies purchased by Vulcan, and we are pursuing recovery from these insurers.
On June 30, 2009, we reached a settlement with one of our insurers. As a result, we recorded a pretax gain, after deducting legal fees and other expenses, of approximately $12.2 million. As part of the settlement, we agreed to release the insurer from any further claims that could be asserted related to the Modesto case, as well as the Lyon and Team Enterprises cases. We continue to pursue recovery from other insurers.
R.R. Street Indemnity
R.R. Street and Company (Street) and National Union Fire Insurance Company of Pittsburgh, PA, filed a lawsuit against Vulcan on February 26, 2008 in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan and also a defendant in the City of Modesto, Lyon and Garcia litigation, alleges that Vulcan owes Street, and its insurer (National Union), a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Vulcan was successful in having this case dismissed in light of insurance coverage litigation pending in California, which is already addressing these same issues. Street appealed the court’s ruling to the U.S. Seventh Circuit. The Seventh Circuit reversed the decision of the trial court on June 25, 2009, and Vulcan filed a request on July 9, 2009 for an en banc rehearing by the Seventh Circuit, which was denied. Therefore, the case will be remanded to the U.S. District Court for further proceedings. Street also has asserted that it is entitled to a defense in the California Water Service Company litigation.

Florida Lake Belt Litigation
On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. General Carl A. Stock, et al. ) ruled that a mining permit issued for our Miami quarry, which was acquired in the Florida Rock transaction in November 2007, as well as certain permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U. S. Army Corps of Engineers (Corps of Engineers) for further review and consideration. In July 2007, the Court ordered us and several other mining operations in the area to cease mining excavation under the vacated permits pending the issuance by the Corps of Engineers of a Supplemental Environmental Impact Statement (SEIS). The District Court decision was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and the Eleventh Circuit reversed and remanded the case to the District Court. With issuance of the Eleventh Circuit’s Mandate on July 1, 2008, we resumed mining at the Miami quarry. On January 30, 2009, the District Court again issued an order invalidating certain of the Lakebelt mining permits, which immediately stopped all mining excavation in the majority of the Lakebelt region. We have appealed this order to the Eleventh Circuit but are not currently mining in the areas covered by the District Court order. Our appeal has been scheduled for oral argument in October 2009. On May 1, 2009, the Corps of Engineers issued a Final SEIS and accepted public comments until June 8, 2009, pending issuance of the Record of Decision with respect to issuance of permits.
Industrial Sand
We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of July 7, 2009, the number of suits totaled 55 involving an aggregate of 526 plaintiffs. There are 51 pending suits with 499 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed pending resolution of discovery issues and a constitutional challenge of the Texas Silica Act brought by the plaintiffs. There are 4 cases pending in Louisiana with 27 plaintiffs. The 27 cases that were pending in California were voluntarily dismissed in July 2009 with no payment made in settlement thereof. We are seeking dismissal of all other suits on the grounds that the plaintiffs were not exposed to our product. To date we have been successful in getting dismissal from cases involving over 17,000 plaintiffs with little or no payments made in settlement.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 8, 2009. The results of the voting at the Annual Meeting are set forth below:
1.	Our shareholders elected the following directors to hold office until the annual meeting in the year indicated:

	Term	Number of Shares
Director	Expiring	For	Withheld
H. Allen Franklin	2012	83,510,673	8,467,511
Richard T O’Brien	2012	91,391,728	586,456
Donald B. Rice	2012	82,806,250	9,171,934
Phillip W. Farmer	2011	90,999,112	979,065
James V. Napier	2010	82,970,675	9,007,514
2.	Our shareholders approved the Vulcan Materials Company 2009 Executive Incentive Plan:

Number of
Shares
For	70,938,263
Against	7,038,369
Abstain	160,180

3.	Our shareholders ratified the appointment of the firm Deloitte & Touche LLP as our independent registered public accountants to audit our books for the year 2009:

Number of
Shares
For	90,848,465
Against	1,086,971
Abstain	52,344
4.	Our shareholders rejected the shareholder proposal requiring senior executives to retain a significant percentage of shares acquired through equity compensation programs until two years following their termination of employment:

Number of
Shares
For	11,298,076
Against	66,572,065
Abstain	266,671

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

VULCAN MATERIALS COMPANY
Date August 5, 2009	/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer

Date August 5, 2009	/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer