Form 10-Q
period 2009-09-30
Vulcan Materials CO
filed 2009-11-06
CIK 1396009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at September 30, 2009
Common Stock, $1 Par Value	125,400,686

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009
Contents

Page No.
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Earnings	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

PART II OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	46

Item 6. Exhibits	47

SIGNATURES	48
EX-18
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Materials Company
and Subsidiary Companies
Consolidated Balance Sheets
(Condensed and unaudited)

	(Amounts in thousands)
	September 30	December 31	September 30
	2009	2008	2008
		(As Restated -	(As Restated -
		See Note 1)	See Note 1)
Assets
Cash and cash equivalents	$46,547	$10,194	$90,969
Medium-term investments	6,803	36,734	36,992
Accounts and notes receivable
Accounts and notes receivable, gross	408,407	365,688	526,933
Less: Allowance for doubtful accounts	(9,394)	(8,711)	(7,738)

Accounts and notes receivable, net	399,013	356,977	519,195
Inventories
Finished products	265,422	295,525	294,746
Raw materials	24,565	28,568	33,147
Products in process	5,085	4,475	4,832
Operating supplies and other	36,623	35,743	39,356

Inventories	331,695	364,311	372,081
Deferred income taxes	67,967	71,205	63,370
Prepaid expenses	33,466	54,469	42,938

Total current assets	885,491	893,890	1,125,545
Investments and long-term receivables	31,424	27,998	25,003
Property, plant & equipment
Property, plant & equipment, cost	6,678,317	6,635,873	6,121,159
Less: Reserve for depr., depl. & amort.	(2,713,057)	(2,480,061)	(2,401,074)

Property, plant & equipment, net	3,965,260	4,155,812	3,720,085
Goodwill	3,093,979	3,085,468	3,899,517
Other intangible assets, net	681,087	673,792	157,597
Other assets	105,927	79,664	199,373

Total assets	$8,763,168	$8,916,624	$9,127,120

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$60,421	$311,685	$344,753
Short-term borrowings	286,357	1,082,500	1,163,500
Trade payables and accruals	141,884	147,104	217,596
Other current liabilities	187,171	121,777	176,974

Total current liabilities	675,833	1,663,066	1,902,823
Long-term debt	2,506,170	2,153,588	2,168,807
Deferred income taxes	896,598	920,475	658,115
Other noncurrent liabilities	599,039	625,743	428,694

Total liabilities	4,677,640	5,362,872	5,158,439

Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity
Common stock, $1 par value	125,401	110,270	110,146
Capital in excess of par value	2,342,765	1,734,835	1,724,343
Retained earnings	1,797,036	1,893,929	2,160,731
Accumulated other comprehensive loss	(179,674)	(185,282)	(26,539)

Shareholders’ equity	4,085,528	3,553,752	3,968,681

Total liabilities and shareholders’ equity	$8,763,168	$8,916,624	$9,127,120

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
(Amounts and shares in thousands, except per share data)
Consolidated Statements of Earnings
(Condensed and unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net sales	$738,664	$958,839	$1,987,939	$2,696,558
Delivery revenues	39,528	54,510	112,407	155,681

Total revenues	778,192	1,013,349	2,100,346	2,852,239

Cost of goods sold	584,184	757,993	1,610,018	2,096,036
Delivery costs	39,528	54,510	112,407	155,681

Cost of revenues	623,712	812,503	1,722,425	2,251,717

Gross profit	154,480	200,846	377,921	600,522
Selling, administrative and general expenses	79,558	76,364	238,629	253,721
Gain on sale of property, plant & equipment and businesses, net	7,496	2,247	10,653	86,690
Other operating income (expense), net	286	1,574	(2,885)	40

Operating earnings	82,704	128,303	147,060	433,531

Other income (expense), net	2,756	(3,825)	4,578	(3,034)
Interest income	433	955	1,914	2,624
Interest expense	43,952	44,579	131,943	126,230

Earnings from continuing operations before income taxes	41,941	80,854	21,609	306,891
Provision (benefit) for income taxes	(5,983)	21,038	(9,621)	91,365

Earnings from continuing operations	47,924	59,816	31,230	215,526
Earnings (loss) on discontinued operations, net of tax (Note 2)	6,308	(766)	12,433	(1,788)

Net earnings	$54,232	$59,050	$43,663	$213,738

Basic earnings (loss) per share
Continuing operations	$0.38	$0.54	$0.27	$1.97
Discontinued operations	0.05	0.00	0.10	(0.02)

Net earnings per share	$0.43	$0.54	$0.37	$1.95

Diluted earnings (loss) per share
Continuing operations	$0.38	$0.54	$0.27	$1.94
Discontinued operations	0.05	(0.01)	0.10	(0.01)

Net earnings per share	$0.43	$0.53	$0.37	$1.93

Weighted-average common shares outstanding
Basic	125,361	110,114	116,533	109,565
Assuming dilution	125,859	111,270	117,047	110,837

Cash dividends declared per share of common stock	$0.25	$0.49	$1.23	$1.47
Depreciation, depletion, accretion and amortization from continuing operations	$99,243	$98,716	$298,158	$291,491
Effective tax rate from continuing operations	-14.3%	26.0%	-44.5%	29.8%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Consolidated Statements of Cash Flows
(Condensed and unaudited)

	(Amounts in thousands)
	Nine Months Ended
	September 30
	2009	2008
		(As Restated -
		See Note 1)
Operating Activities
Net earnings	$43,663	$213,738
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	298,158	291,491
Net gain on sale of property, plant & equipment and businesses	(11,465)	(86,690)
Contributions to pension plans	(26,793)	(2,419)
Share-based compensation	21,870	14,383
Excess tax benefits from share-based compensation	(1,329)	(8,452)
Deferred tax provision	(26,477)	(1,880)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	51,845	(144,694)
Other, net	5,350	2,765

Net cash provided by operating activities	354,822	278,242

Investing Activities
Purchases of property, plant & equipment	(94,165)	(294,885)
Proceeds from sale of property, plant & equipment	6,399	16,797
Proceeds from sale of businesses	16,075	225,783
Payment for businesses acquired, net of acquired cash	(36,980)	(79,113)
Reclassification from cash equivalents to medium-term investments	0	(36,992)
Redemption of medium-term investments	30,590	0
Proceeds from loan on life insurance policies	0	28,646
Other, net	676	4,785

Net cash used for investing activities	(77,405)	(134,979)

Financing Activities
Net short-term payments	(798,118)	(928,000)
Payment of short-term debt and current maturities	(296,555)	(565)
Proceeds from issuance of long-term debt, net of discounts	397,660	949,078
Debt issuance costs	(3,033)	(5,633)
Settlements of forward starting swaps	0	(32,474)
Proceeds from issuance of common stock	587,129	55,072
Dividends paid	(140,048)	(160,816)
Proceeds from exercise of stock options	10,958	27,819
Excess tax benefits from share-based compensation	1,329	8,452
Other, net	(386)	(115)

Net cash used for financing activities	(241,064)	(87,182)

Net increase in cash and cash equivalents	36,353	56,081
Cash and cash equivalents at beginning of year	10,194	34,888

Cash and cash equivalents at end of period	$46,547	$90,969

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.
Subsequent events have been evaluated through the date the financial statements were issued.
Change in Depreciation Method
Effective September 1, 2009, we changed our method of depreciation for our Newberry, Florida cement production facilities from straight-line to units-of-production. We consider the change of depreciation method a change in accounting estimate effected by a change in accounting principle to be accounted for prospectively. The units-of-production depreciation method is grounded on the assumption that depreciation of these assets is primarily a function of usage. The change to a units-of-production method was based on information obtained by continued observation of the pattern of benefits derived from the cement plant assets and is preferable to a straight-line method as it results in depreciation that is more reflective of consumption of the assets.
The effects of the change described above increased earnings from continuing operations and net income by approximately $90,000, or $0.00 per basic and diluted share, for the quarter ended September 30, 2009.
Correction of Prior Period Financial Statements
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we discovered an error in our reporting of cash flows from operating activities and investing activities in our Quarterly Reports on Form 10-Q for the three, six and nine months ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively. This error resulted from the misclassification of certain noncash amounts included in various swap transactions associated with the divestiture of assets required as part of the Florida Rock acquisition. The error solely affected the classification of $47,369,000 between cash used for investing activities and cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows, but had no effect on net cash flows. In addition, the error had no effect on our Unaudited Condensed Consolidated Balance Sheet or Unaudited Condensed Consolidated Statement of Earnings for the period ended September 30, 2008. Accordingly, our total revenues, net earnings, earnings per share, total cash flows, cash and cash equivalents, liquidity and shareholders’ equity remain unchanged. Our compliance with any financial covenants under our borrowing facilities also was not affected.

A summary of the effects of the correction of this error on our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 is as follows (in thousands of dollars).

	Nine Months Ended September 30, 2008
	As		Reclassifi-	As
	Reported	Correction	cations[1]	Restated
Statement of Cash Flows
Excess tax benefits from share-based compensation	$0	$0	$(8,452)	$(8,452)
Deferred tax provision	0	0	(1,880)	(1,880)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(107,657)	(47,369)	10,332	(144,694)

Net cash provided by operating activities	$325,611	$(47,369)	$0	$278,242

Purchases of property, plant & equipment	$(342,254)	$47,369	$0	$(294,885)

Net cash used for investing activities	$(182,348)	$47,369	$0	$(134,979)

[1]	We have reclassified certain amounts from prior periods to conform to the 2009 presentation.
During 2009, we completed a comprehensive analysis of our deferred income tax balances and concluded that our deferred income tax liabilities were overstated. The errors arose during the fourth quarter of 2008 and during periods prior to January 1, 2006, and are not material to previously issued financial statements. However, correcting the errors in the current period would have a material impact on our Condensed Consolidated Statements of Earnings, specifically our deferred income tax provision. As a result, we have restated all affected prior period financial statements presented in this Form 10-Q, and will restate all affected financial statements in our Annual Report on Form 10-K for the year ending December 31, 2009, and the Condensed Consolidated Balance Sheets in our first and second quarter Form 10-Q reports in 2010.
The errors arising during the fourth quarter of 2008 related to the calculations of our deferred income taxes referable to the Florida Rock acquisition and the income tax rate used to compute deferred income tax account balances. The correction of these errors resulted in a decrease to deferred income tax liabilities of $2,578,000, an increase to goodwill referable to our Aggregates segment of $2,455,000, and a $5,033,000 increase to deferred income tax benefit and net earnings, improving earnings per diluted share by $0.05 for the year ended December 31, 2008.
The errors arising during periods prior to January 1, 2006 resulted in an overstatement of deferred income tax liabilities of $25,983,000. Based on the work performed to confirm the current and deferred income tax provisions recorded during 2006, 2007 and 2008, and to determine the correct deferred income tax account balances as of January 1, 2006, we were able to substantiate that the $25,983,000 overstatement relates to periods prior to January 1, 2006. The correction of these errors resulted in a decrease to deferred income tax liabilities and a corresponding increase to retained earnings of $25,983,000 as of January 1, 2006.
A summary of the effects of the correction of these errors on our Condensed Consolidated Balance Sheets as of June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008 and on our Consolidated Statement of Earnings for the year ended December 31, 2008, are presented in the tables below (amounts and shares in thousands, except per share data). The errors described above had no impact on our Condensed Consolidated Statements of Earnings for the three or nine months ended September 30, 2009 or 2008 or on our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 or 2008.

	Balance Sheets As Reported
	June 30	March 31	December 31	September 30
	2009	2009	2008	2008
Goodwill	$3,091,524	$3,082,467	$3,083,013	$3,899,517

Total assets	$8,847,872	$8,835,564	$8,914,169	$9,127,120

Deferred income tax liabilities	$957,248	$954,577	$949,036	$684,098

Total liabilities	$4,844,653	$5,382,234	$5,391,433	$5,184,422

Retained earnings	$1,743,097	$1,775,587	$1,862,913	$2,134,748

Shareholders’ equity	$4,003,219	$3,453,330	$3,522,736	$3,942,698

Total liabilities and shareholders’ equity	$8,847,872	$8,835,564	$8,914,169	$9,127,120

	Corrections
	June 30	March 31	December 31	September 30
	2009	2009	2008	2008
Goodwill	$2,455	$2,455	$2,455	$0

Total assets	$2,455	$2,455	$2,455	$0

Deferred income tax liabilities	$(28,561)	$(28,561)	$(28,561)	$(25,983)

Total liabilities	$(28,561)	$(28,561)	$(28,561)	$(25,983)

Retained earnings	$31,016	$31,016	$31,016	$25,983

Shareholders’ equity	$31,016	$31,016	$31,016	$25,983

Total liabilities and shareholders’ equity	$2,455	$2,455	$2,455	$0

	Balance Sheets As Restated
	June 30	March 31	December 31	September 30
	2009	2009	2008	2008
Goodwill	$3,093,979	$3,084,922	$3,085,468	$3,899,517

Total assets	$8,850,327	$8,838,019	$8,916,624	$9,127,120

Deferred income tax liabilities	$928,687	$926,016	$920,475	$658,115

Total liabilities	$4,816,092	$5,353,673	$5,362,872	$5,158,439

Retained earnings	$1,774,113	$1,806,603	$1,893,929	$2,160,731

Shareholders’ equity	$4,034,235	$3,484,346	$3,553,752	$3,968,681

Total liabilities and shareholders’ equity	$8,850,327	$8,838,019	$8,916,624	$9,127,120

	For the Year Ended December 31, 2008
	As		As
	Reported	Correction	Restated
Statement of Earnings
Earnings from continuing operations before income taxes	$75,058	$0	$75,058
Provision for income taxes
Current	92,346	0	92,346
Deferred	(15,622)	(5,033)	(20,655)

Total provision for income taxes	76,724	(5,033)	71,691

Earnings (loss) from continuing operations	(1,666)	5,033	3,367
Loss on discontinued operations, net of income taxes	(2,449)	0	(2,449)

Net earnings (loss)	$(4,115)	$5,033	$918

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$(0.02)	$0.05	$0.03
Net earnings (loss) per share	$(0.04)	$0.05	$0.01

Weighted-average common shares outstanding, assuming dilution	109,774		110,954
In addition to the corrections reflected above, for the year ended December 31, 2008 our Consolidated Statement of Cash Flows will reflect a change in net earnings (loss) from ($4,115,000) to $918,000 and a change in deferred tax provision from ($14,723,000) to ($19,756,000), and comprehensive income (loss) will change from ($158,162,000) to ($153,129,000).
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
At the June 7, 2005 closing date, the fair value of the consideration received in connection with the sale of the Chemicals business, including anticipated cash flows from the two earn-out agreements, was expected to exceed the net carrying value of the assets and liabilities sold. However, since the proceeds under the earn-out agreements were contingent in nature, no gain was recognized on the Chemicals sale and the value recorded at the closing date referable to these two earn-outs was limited to $128,167,000. Furthermore, under Accounting Standards Codification (ASC) Topic 205, “Presentation of Financial Statements,” Section 20-S99-2, upward adjustments to the fair value of the ECU earn-out subsequent to closing, which totaled $51,070,000, were reported in continuing operations, and therefore did not contribute to the gain or loss on the sale of the Chemicals business. A gain on disposal of the Chemicals business is recognized to the extent cumulative cash receipts under the 5CP earn-out exceed the initial value recorded.
During the nine months ended September 30, 2009, we received payments totaling $11,625,000 under the 5CP earn-out related to performance during the year ended December 31, 2008. As these cash receipts exceeded the carrying amount of the 5CP receivable, we recorded a gain on disposal of discontinued operations of $812,000 for the nine months ended September 30, 2009. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2008, we received a payment of $10,014,000 under the 5CP earn-out related to the year ended December 31, 2007. Through September 30, 2009, we have received a total of $33,913,000 under the 5CP earn-out.
We are liable for a cash transaction bonus payable to certain key former Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Amounts due are payable annually based on the prior year’s results. Based on the total cumulative receipts from the two earn-outs, we paid $521,000 in transaction bonuses in the nine months ended September 30, 2009.
There were no net sales or revenues from discontinued operations during the three or nine month periods ended September 30, 2009 or 2008. Results from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Earnings (loss) from results of discontinued operations	$10,397	$(1,277)	$19,889	$(2,981)
Gain on disposal of discontinued operations	88	0	812	0
Income tax (provision) benefit	(4,177)	511	(8,268)	1,193

Earnings (loss) on discontinued operations, net of tax	$6,308	$(766)	$12,433	$(1,788)

The pretax earnings from results of discontinued operations in 2009 of $10,397,000 for the third quarter and $19,889,000 for the first nine months relate primarily to settlements during the second and third quarters with two of our insurers in the Modesto case (see Note 19). These settlements resulted in pretax gains of $10,500,000 for the third quarter and $23,500,000 for the first nine months. The insurance proceeds and associated gains represent a partial recovery of legal and settlement costs recognized in prior periods. The pretax losses from discontinued operations in 2008 primarily reflect charges related to general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses, and charges related to the cash transaction bonus as noted above.
3. Earnings Per Share (EPS)
We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Weighted-average common shares outstanding	125,361	110,114	116,533	109,565
Dilutive effect of
Stock options	288	942	234	996
Other stock compensation plans	210	214	280	276

Weighted-average common shares outstanding, assuming dilution	125,859	111,270	117,047	110,837

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Antidilutive common stock equivalents	3,747	974	3,753	2,131
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
In the third quarter, we recorded a tax benefit of $5,983,000, compared with a tax expense in the prior year of $21,038,000. An adjustment to the current quarter’s income tax provision was required so that the year-to-date provision reflects the expected annual tax rate.
During the first nine months of 2009, we recognized a tax benefit from continuing operations of $9,621,000, as compared with a tax expense of $91,365,000 during the same period of 2008. The change in our tax provision resulted from the relatively greater effect that certain items such as statutory depletion, undistributed earnings from foreign operations, and charitable contributions of property had on the 2009 tax rate due to the significantly lower level of earnings. As a result of these factors, our effective tax rate for the nine months ended September 30, 2009 was -44.5%, as compared with a 29.8% rate for the first nine months of 2008.
5. Medium-term Investments
At September 30, 2009 and December 31, 2008, we held investments with principal balances totaling approximately $8,247,000 and $38,837,000, respectively, in money market and other money funds at The Reserve, an investment management company specializing in such funds. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we classified our investments in The Reserve funds as medium-term investments. Based on public statements issued by The Reserve and the maturity dates of the underlying investments, we believe that proceeds from the liquidation of the money funds in which we have investments will be received within one year from the date of the accompanying Condensed Consolidated Balance Sheets, and therefore, such investments are classified as current.
During the first nine months of 2009 and the fourth quarter of 2008, The Reserve redeemed $30,590,000 and $258,000, respectively, of our investment. In addition, during the third quarter of 2008, we recognized a charge of $2,103,000 [included in other income (expense), net] to reduce the principal balance to an estimate of the fair value of our investment in these funds. During the three and nine months ended September 30, 2009, we recognized income [included in other income (expense), net] of $48,000 and $659,000, respectively, to increase the principal balance to an estimate of the fair value of our investment in these funds. See Note 7 for further discussion of the fair value determination. These adjustments resulted in balances as of September 30, 2009, December 31, 2008 and September 30, 2008 of $6,803,000, $36,734,000 and $36,992,000, respectively, as reported on our accompanying Condensed Consolidated Balance Sheets.
6. Derivative Instruments
During the normal course of operations, we are exposed to market risks including fluctuations in interest rates, fluctuations in foreign currency exchange rates and changes in commodity pricing. From time to time, and consistent with our risk management policies, we use derivative instruments to hedge against these market risks. We do not utilize derivative instruments for trading or other speculative purposes. The interest rate swap agreements described below were designated as cash flow hedges of future interest payments pursuant to ASC Topic 815, “Derivatives and Hedging” (ASC 815), Section 30.
In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. For the 12-month period ending September 30, 2010, we estimate that $11,293,000 of the pretax loss accumulated in Other Comprehensive Income (OCI) related to this interest rate swap will be reclassified to earnings.
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
Amounts accumulated in other comprehensive loss related to the highly effective portion of the fifteen forward starting interest rate swaps will be amortized to interest expense over the remaining term of the related debt. For the 12-month period ending September 30, 2010, we estimate that $7,487,000 of the pretax loss accumulated in OCI will be reclassified to earnings.

ASC 815 requires the recognition of all derivative instruments at fair value in the balance sheet. Fair values of derivative instruments designated as hedging instruments are as follows (in thousands of dollars):

		Fair Value[1]
		September 30	December 31	September 30
	Balance Sheet Location	2009	2008	2008
Liability Derivatives
Interest rate derivatives	Other noncurrent liabilities	$(13,444)	$(16,247)	$(4,622)

Total Derivatives		$(13,444)	$(16,247)	$(4,622)

[1]	See Note 7 for further discussion of the fair value determination.
The effects of the cash flow hedge derivative instruments on the accompanying Condensed Consolidated Statements of Earnings for the three and nine months ended September 30 are as follows (in thousands of dollars):

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
	Statement	2009	2008	2009	2008
Interest rate derivatives
Gain (loss) recognized in OCI (effective portion)	Note 8	$(2,174)	$(2,840)	$(3,844)	$157

Loss reclassified from Accumulated OCI	Interest
(effective portion)	expense	$(4,588)	$(2,668)	$(11,915)	$(6,479)

Gain recognized in earnings (ineffective portion and amounts excluded from	Other income
effectiveness test)	(expense), net	$0	$0	$0	$2,169
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
The following table presents a summary of our assets and liabilities as of September 30, 2009 that are subject to fair value measurement on a recurring basis (in thousands of dollars):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fair Value
Medium-term investments	$6,803	$0	$6,803	$0
Interest rate derivative	(13,444)	0	(13,444)	0

Net liability	$(6,641)	$0	$(6,641)	$0

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
8. Comprehensive Income
Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income (loss). Total comprehensive income comprises the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net earnings	$54,232	$59,050	$43,663	$213,738
Other comprehensive income
Fair value adjustments to cash flow hedges, net of tax	(1,286)	(1,798)	(2,281)	249
Reclassification adjustment for cash flow hedge amounts included in net earnings, net of tax	2,702	1,643	7,036	3,906
Amortization of pension and postretirement plan actuarial loss and prior service cost, net of tax	283	181	852	542

Total comprehensive income	$55,931	$59,076	$49,270	$218,435

Amounts accumulated in other comprehensive loss, net of tax, are as follows (in thousands of dollars):

	September 30	December 31	September 30
	2009	2008	2008
Cash flow hedges	$(51,764)	$(56,519)	$(51,692)
Pension and postretirement plans	(127,910)	(128,763)	25,153

Accumulated other comprehensive loss	$(179,674)	$(185,282)	$(26,539)

9. Shareholders’ Equity
In June 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13,225,000 common shares at a price of $41.00 per share. The total number of shares issued through the offering included 1,725,000 shares issued upon full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $520,079,000 (net of commissions and transaction costs of $22,146,000) from the sale of the shares. The net proceeds from the offering were used for debt reduction and general corporate purposes. The transaction increased shareholders’ equity by $520,079,000 (common stock $13,225,000 and capital in excess of par $506,854,000).
During the nine months ended September 30, 2009, we issued 778,162 shares of common stock to the trustee of our 401(k) savings and retirement plan and received proceeds of $34,899,000. For the three months ended September 30, 2009, we issued 216,633 shares and received proceeds of $10,604,000. These issuances were made to satisfy the plan participants’ elections to invest in Vulcan’s common stock and this arrangement provides a means of improving cash flow, increasing shareholders’ equity and reducing leverage.

During the second quarter of 2009, we issued 789,495 shares of common stock in connection with business acquisitions. We originally issued the shares to two exchange accommodation titleholders (selling shareholders) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholders assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholders in order to fund their obligation. The selling shareholders will maintain legal ownership of the assets acquired until the entities are dissolved, at which time legal ownership will be transferred to us. The selling shareholders qualify as variable interest entities under the provisions of ASC Topic 810, “Consolidation,” Section 10 (ASC 810-10). We are the primary beneficiary of the variable interest entities; accordingly, we have consolidated as applicable the financial position, results of operations and cash flows of the selling shareholders for the period ended September 30, 2009. The consolidated activity principally consists of the receipt of net cash proceeds from the issuance of shares of $33,862,000 and the business acquisition for a cash payment of $36,980,000, including acquisition costs and net of acquired cash.
During the first quarter of 2008, we issued 798,859 shares of common stock in connection with business acquisitions. We originally issued the shares to an exchange accommodation titleholder (selling shareholder) in a private placement pursuant to a planned Section 1031 reverse exchange under the Internal Revenue Code. The selling shareholder assumed our rights and obligations under the asset purchase agreement, and we registered the shares for public resale by the selling shareholder in order to fund its obligation. The selling shareholder maintained legal ownership of the assets acquired until it was dissolved during the fourth quarter of 2008, at which time legal ownership was transferred to us. The selling shareholder qualified as a variable interest entity under the provisions of ASC 810-10. We were the primary beneficiary of the variable interest entity; accordingly, we consolidated as applicable the financial position, results of operations and cash flows of the selling shareholder for the period ended September 30, 2008. The consolidated activity principally consists of the receipt of net cash proceeds from the issuance of shares of $55,072,000 and the business acquisition for a cash payment of $55,763,000, including acquisition costs and net of acquired cash.
During the second quarter of 2008, we issued 352,779 shares of common stock in connection with business acquisitions.
On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of September 30, 2009, 3,411,416 shares remained under the current authorization.
There were no shares purchased during the three and nine month periods ended September 30, 2009 and 2008, and there were no shares held in treasury as of September 30, 2009, December 31, 2008 or September 30, 2008.

10. Benefit Plans
The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
PENSION BENEFITS	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$4,660	$4,791	$13,979	$14,374
Interest cost	10,485	9,976	31,455	29,927
Expected return on plan assets	(11,626)	(12,979)	(34,878)	(38,937)
Amortization of prior service cost	115	115	345	345
Amortization of actuarial loss	412	140	1,238	420

Net periodic pension benefit cost	$4,046	$2,043	$12,139	$6,129

	Three Months Ended		Nine Months Ended
	September 30		September 30
OTHER POSTRETIREMENT BENEFITS	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$978	$1,306	$2,934	$3,918
Interest cost	1,762	1,728	5,284	5,183
Amortization of prior service cost	(205)	(209)	(617)	(629)
Amortization of actuarial loss	149	255	448	765

Net periodic postretirement benefit cost	$2,684	$3,080	$8,049	$9,237

The net periodic benefit costs for pension plans during the three and nine months ended September 30, 2009 include pretax reclassifications from other comprehensive income totaling $527,000 and $1,583,000, respectively. The net periodic benefit costs for pension plans during the three and nine months ended September 30, 2008 include pretax reclassifications from other comprehensive income totaling $255,000 and $765,000, respectively. During the nine months ended September 30, 2009 and 2008, contributions of $26,793,000 and $2,419,000, respectively, were made to our pension plans. The 2009 contributions include $23,700,000 in September related to the salaried pension plan’s 2008 plan year. This contribution increased our 2008 funded status in the salaried pension plan to 80%, thereby preserving funding credits that can be used to reduce contributions in later years.
The net periodic benefit costs for postretirement plans during the three and nine months ended September 30, 2009 include pretax reclassifications from other comprehensive income totaling ($56,000) and ($169,000), respectively. The net periodic benefit costs for postretirement plans during the three and nine months ended September 30, 2008 include pretax reclassifications from other comprehensive income totaling $46,000 and $136,000, respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs or credits and actuarial losses.

11. Credit Facilities, Short-term Borrowings and Long-term Debt
Short-term borrowings are summarized as follows (in thousands of dollars):

	September 30	December 31	September 30
	2009	2008	2008
Bank borrowings	$0	$1,082,500	$1,163,500
Commercial paper	286,357	0	0

Total short-term borrowings	$286,357	$1,082,500	$1,163,500

Bank borrowings
Maturity	n/a	2 days	1 day
Weighted-average interest rate	n/a	1.63%	2.73%

Commercial paper
Maturity	1 to 63 days	n/a	n/a
Weighted-average interest rate	0.42%	n/a	n/a
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,675,000,000 were maintained at September 30, 2009. Our $1,500,000,000 bank credit facility expires November 16, 2012. Effective October 1, 2009, we canceled our $175,000,000 bank credit facility prior to its scheduled expiration date of November 16, 2009. As of September 30, 2009, none of the lines of credit was drawn. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
All lines of credit extended to us in 2009 and 2008 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.
As of September 30, 2009, $3,669,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.
In February 2009, we issued $400,000,000 of long-term notes in two related series (tranches), as follows: $150,000,000 of 10.125% coupon notes due December 2015 and $250,000,000 of 10.375% coupon notes due December 2018. These notes were issued principally to repay borrowings outstanding under our short- and long-term debt obligations. The notes were initially sold to Goldman Sachs pursuant to an exemption from the Securities Act of 1933 (the Securities Act), as amended, and subsequently resold to Berkshire Hathaway pursuant to Rule 144A under the Securities Act. In May 2009, these notes were exchanged for substantially identical notes that were registered under the Securities Act. The notes are presented in the table below net of unamortized discounts from par. Discounts and debt issuance costs are being amortized using the effective interest method over the respective lives of the notes.

Long-term debt is summarized as follows (in thousands of dollars):

	September 30	December 31	September 30
	2009	2008	2008
10.125% 2015 notes issued 2009[1]	$149,524	$0	$0
10.375% 2018 notes issued 2009[2]	248,241	0	0
3-year floating loan issued 2008	240,000	285,000	300,000
6.30% 5-year notes issued 2008[3]	249,609	249,543	249,521
7.00% 10-year notes issued 2008[4]	399,617	399,595	399,588
3-year floating notes issued 2007	325,000	325,000	325,000
5.60% 5-year notes issued 2007[5]	299,640	299,565	299,541
6.40% 10-year notes issued 2007[6]	349,833	349,822	349,818
7.15% 30-year notes issued 2007[7]	249,316	249,311	249,310
6.00% 10-year notes issued 1999	0	250,000	250,000
Private placement notes	15,276	15,375	48,492
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	17,550
Other notes	1,985	3,512	3,740

Total debt excluding short-term borrowings	$2,566,591	$2,465,273	$2,513,560
Less current maturities of long-term debt	60,421	311,685	344,753

Total long-term debt	$2,506,170	$2,153,588	$2,168,807

Estimated fair value of total long-term debt	$2,676,278	$1,843,479	$2,054,336

[1]	Includes a decrease for unamortized discounts of $476 thousand as of September 30, 2009. The effective interest rate for these 2015 notes is 10.305%.

[2]	Includes a decrease for unamortized discounts of $1,759 thousand as of September 30, 2009. The effective interest rate for these 2018 notes is 10.584%.

[3]	Includes decreases for unamortized discounts, as follows: September 30, 2009 — $391 thousand, December 31, 2008 - $457 thousand and September 30, 2008 — $479 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: September 30, 2009 — $383 thousand, December 31, 2008 - $405 thousand and September 30, 2008 — $412 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: September 30, 2009 — $360 thousand, December 31, 2008 - $435 thousand and September 30, 2008 — $459 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: September 30, 2009 — $167 thousand, December 31, 2008 - $178 thousand and September 30, 2008 — $182 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: September 30, 2009 — $684 thousand, December 31, 2008 - $689 thousand and September 30, 2008 — $690 thousand. The effective interest rate for these 30-year notes is 8.04%.
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
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 41.1% as of September 30, 2009; 50.0% as of December 31, 2008; and 48.1% as of September 30, 2008.

12. Asset Retirement Obligations
Asset retirement obligations are legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.
Recognition of a liability for an asset retirement obligation is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement.
We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. For the three and nine month periods ended September 30, we recognized asset retirement obligation (ARO) operating costs related to accretion of the liabilities and depreciation of the assets as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
ARO Operating Costs
Accretion	$1,994	$1,740	$6,599	$4,969
Depreciation	3,445	4,238	10,336	12,327

Total	$5,439	$5,978	$16,935	$17,296

ARO operating costs for our continuing operations are reported in cost of goods sold. Asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our asset retirement obligations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Balance at beginning of period	$168,475	$141,370	$173,435	$131,383
Liabilities incurred	107	1,543	441	2,691
Liabilities settled	(2,838)	(5,223)	(8,763)	(13,443)
Accretion expense	1,994	1,740	6,599	4,969
Revisions up (down)	268	1,916	(3,706)	15,746

Balance at end of period	$168,006	$141,346	$168,006	$141,346

The increase in the balance at the beginning of the nine month period ended September 30, 2009 over the comparable 2008 period beginning balance, relates primarily to reclamation activity required under new development agreements and conditional use permits (collectively the agreements) at two aggregates facilities on owned property near Los Angeles, California. The new agreements allow us access to significant amounts of aggregates reserves at two existing pits, which we expect will result in a significant increase in the mining lives of these quarries. The reclamation requirements under these agreements will result in the restoration and development of mined property into 110 acre and 90 acre tracts of land suitable for commercial and retail development.

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
Our standby letters of credit as of September 30, 2009 are summarized in the table below (in thousands of dollars):

Sept. 30, 2009
Standby Letters of Credit
Risk management requirement for insurance claims	$35,954
Payment surety required by utilities	308
Contractual reclamation/restoration requirements	12,163
Financial requirement for industrial revenue bond	14,230

Total	$62,655

Of the total $62,655,000 outstanding letters of credit, $59,139,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
14. Acquisitions
During the nine months ended September 30, 2009, we acquired the following assets for approximately $38,955,000 (total note and cash consideration) net of acquired cash:
—	leasehold interest in a rail yard

—	two aggregates production facilities
The purchase price allocations for these 2009 acquisitions are preliminary and subject to adjustment.
15. Goodwill
Changes in the carrying amount of goodwill by reportable segment for the periods presented are summarized below (in thousands of dollars):

		Asphalt mix
	Aggregates	and Concrete	Cement	Total
Goodwill as of September 30, 2008	$3,510,222	$91,633	$297,662	$3,899,517

Goodwill of acquired businesses	1,505	0	0	1,505
Purchase price allocation adjustment[1]	(517,892)	0	(44,998)	(562,890)
Goodwill impairment	0	0	(252,664)	(252,664)

Goodwill as of December 31, 2008[1]	$2,993,835	$91,633	$0	$3,085,468

Goodwill of acquired businesses[2]	9,558	0	0	9,558
Purchase price allocation adjustment	(1,047)	0	0	(1,047)

Goodwill as of September 30, 2009	$3,002,346	$91,633	$0	$3,093,979

[1]	As restated, see Note 1.

[2]	The goodwill of acquired businesses for 2009 relates to the acquisitions listed in Note 14. We are currently evaluating the final purchase price allocations; therefore, the goodwill amount is subject to change. When finalized, the goodwill from these 2009 acquisitions is expected to be fully deductible for income tax purposes.

16. New Accounting Standards
Recently Adopted
Business Combinations Standard — On January 1, 2009, we adopted business combination standards codified in ASC Topic 805, “Business Combinations” (ASC 805), [formerly Statement of Financial Accounting Standards (SFAS) No. 141(R)], which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition-date fair value. ASC 805 applies whenever an acquirer obtains control of one or more businesses. This standard requires prospective application for business combinations consummated after adoption. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.
Fair Value Measurement Standard — On January 1, 2009, we adopted fair value measurement standards codified in ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), [formerly SFAS No. 157], for nonfinancial assets and liabilities. ASC 820 defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted this standard with respect to financial assets and liabilities and elected to defer our adoption of this standard for nonfinancial assets and liabilities. Our adoption of these standards did not materially affect our financial position, results of operations or liquidity.
Noncontrolling Interests – Consolidation – Standard — On January 1, 2009, we adopted standards governing the accounting and reporting of noncontrolling interests as codified in ASC Topic 810, “Consolidation” (ASC 810), [formerly SFAS No. 160]. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of this standard did not materially affect our results of operations, financial position or liquidity.
Derivative Instruments and Hedging Activities Disclosure Standard — On January 1, 2009, we adopted disclosure standards for derivative instruments and hedging activities as codified in ASC 815, (formerly SFAS No. 161). As a result of our adoption of this standard, we enhanced our interim disclosure of derivative instruments and hedging activities as reflected in Note 6.
Codification — We adopted ASC Topic 105, “Generally Accepted Accounting Principles (commonly known as the Codification), [formerly SFAS No. 168] as of this period ended September 30, 2009. Our adoption of the Codification resulted in eliminating the use of pre-Codification GAAP references in our financial statements.
Pending Adoption
Retirement Benefits Disclosure Standard — In December 2008, the Financial Accounting Standards Board (FASB) issued standards that require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. These standards have been codified in ASC Topic 715, “Compensation - Retirement Benefits” (formerly FSP FAS 132(R)-1). The additional disclosure requirements of ASC 715 are effective for fiscal years ending after December 15, 2009. We expect to reflect these additional disclosures within our annual disclosures for the year ending December 31, 2009.
Variable Interest Entities – Consolidation – Standard — In June 2009, the FASB amended the consolidation guidance related to variable interest entities including removing the scope exemption for qualifying special-purpose entities (this standard has not been codified but was issued by the FASB as SFAS No. 167). This standard is effective as of the first fiscal year that begins after

November 15, 2009 with early adoption prohibited. We do not expect our adoption of this standard on January 1, 2010 to have a material effect on our results of operations, financial position or liquidity.
ASU 2009-05 — In August 2009, the FASB issued Auditing Standard Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides guidance on measuring the fair value of liabilities under ASC 820 (formerly SFAS No. 157). ASU 2009-06 is effective for the first reporting period beginning after issuance, with early application permitted if financial statements have not been issued. We do not expect our adoption of ASU 2009-05 on October 1, 2009 to have a material effect on our results of operations, financial position or liquidity.
17. Segment Reporting – Continuing Operations
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

	Three Months Ended		Nine Months Ended
Segment Financial Disclosure	September 30		September 30
Amounts in millions	2009	2008	2009	2008
TOTAL REVENUES
Aggregates
Segment revenues	$533.0	$661.9	$1,432.3	$1,877.3
Intersegment sales	(48.1)	(56.2)	(128.0)	(158.9)

Net sales	484.9	605.7	1,304.3	1,718.4

Asphalt mix and Concrete
Segment revenues	243.2	340.7	654.7	932.7
Intersegment sales	0.0	0.0	(0.1)	(0.5)

Net sales	243.2	340.7	654.6	932.1

Cement
Segment revenues	19.8	25.6	56.4	85.8
Intersegment sales	(9.2)	(13.2)	(27.4)	(39.8)

Net sales	10.6	12.4	29.0	46.1

Total
Net sales	738.7	958.8	1,987.9	2,696.6
Delivery revenues	39.5	54.5	112.4	155.6

Total revenues	$778.2	$1,013.3	$2,100.3	$2,852.2

GROSS PROFIT
Aggregates	$133.3	$185.2	$323.7	$529.9
Asphalt mix and Concrete	20.7	12.6	55.5	56.1
Cement	0.5	3.0	(1.3)	14.5

Total gross profit	$154.5	$200.8	$377.9	$600.5

18. Supplemental Cash Flow Information
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below (in thousands of dollars):

	Nine Months Ended
	September 30
	2009	2008
Cash payments (refunds)
Interest (exclusive of amount capitalized)	$109,586	$109,724
Income taxes	(9,706)	92,554

Noncash investing and financing activities
Liabilities assumed in business acquisitions	0	2,035
Accrued liabilities for purchases of property, plant & equipment	13,436	29,883
Note received from sale of business	1,450	0
Carrying value of noncash assets and liabilities exchanged	0	42,974
Debt issued for purchases of property, plant & equipment	1,984	389
Proceeds receivable from exercise of stock options	0	8,184
Proceeds receivable from issuance of common stock	1,712	0
Fair value of stock issued in business acquisitions	0	25,023
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
City of Modesto
On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan relating to groundwater contamination due to perchloroethylene for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered by insurance policies purchased by Vulcan, and we are pursuing recovery from the insurers.
We have reached settlement with and received payment from some insurers. To date, those settlements and payments total $23.5 million, received in 2009. We expect to conclude settlement with at least one additional insurer in the near future and continue to pursue recovery from other insurers.
Lyon
On or about September 18, 2007, Vulcan was served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division) in the matter of United States v. Lyon. The underlying action was brought by the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of [perchloroethylene] at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. Vulcan was sued by the original defendants as a third-party defendant in this action. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
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
R.R. Street Indemnity
R.R. Street and Company (Street) and National Union Fire Insurance Company of Pittsburgh, PA, filed a lawsuit against Vulcan on February 26, 2008 in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan and also a defendant in the City of Modesto, Lyon and other related litigation, alleges that Vulcan owes Street, and its insurer (National Union), a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Vulcan was successful in having this case dismissed in light of insurance coverage litigation pending in California, which is already addressing these same issues. Street appealed the court’s ruling to the U.S. Seventh Circuit. The Seventh Circuit reversed the decision of the trial court on June 25, 2009, and Vulcan filed a request on July 9, 2009 for an en banc rehearing by the Seventh Circuit, which has now been denied. The case was remanded to the U.S. District Court for further proceedings. Subsequent to the remand Street voluntarily dismissed the Illinois action without prejudice. Street also has asserted that it is entitled to a defense in the California Water Service Company litigation.
California Water Service Company
On June 6, 2008, we were served in the action styled California Water Service Company v. Dow, et al, now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perchloroethylene. Our former Chemicals Division produced and sold perchloroethylene. The plaintiff is seeking compensatory damages and punitive damages. This litigation is in discovery. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
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
IDOT/Joliet Road
In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook quarry operations that will further damage the road. The court granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing. The matter has been set for trial on January 19, 2010. We believe that the claims and damages alleged by the State are covered by liability insurance policies purchased by Vulcan. We have received a letter from our primary insurer stating that there is coverage of this lawsuit under its policy; however, the letter indicates that the insurer is currently taking the position that various damages sought by the State are not covered.
Industrial Sand
We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of October 15, 2009, the number of suits totaled 55 involving an aggregate of 526 plaintiffs. There are 51 pending suits with 499 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed pending resolution of discovery issues and a constitutional challenge of the Texas Silica Act brought by the plaintiffs. There are 4 cases pending in Louisiana with 27 plaintiffs. The 27 cases that were pending in California were voluntarily dismissed in July 2009 with no payment made in settlement thereof. We are seeking dismissal of all other suits on the grounds that the plaintiffs were not exposed to our product. To date we have been successful in getting dismissal from cases involving over 17,000 plaintiffs with little or no payments made in settlement.

Florida Antitrust Litigation
Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a class action lawsuit filed on October 21, 2009, styled Action Ready Mix Concrete, Inc. et al v. Cemex Corp., et al., in the United States District Court for the Southern District of Florida. The lawsuit was filed by several ready mix producers and construction companies against a number of concrete and cement producers and importers in Florida. The defendants include Cemex Corp., Holcim (US) Inc., Lafarge North America, Inc., Lehigh Cement Company, Oldcastle Materials, Suwannee American Cement LLC, Titan America LLC, and Votorantim Cimentos North America, Inc.
The compliant alleges various violations including price fixing and market allocations under the federal antitrust laws. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we intend to defend the case vigorously.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. We believe the amounts accrued in our financial statements as of September 30, 2009 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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
Seasonality of Our Business
Virtually all our products are produced and consumed outdoors. Our financial results for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that seasonal changes and other weather-related conditions can have on the production and sales volumes of our products. Normally, the highest sales and earnings are attained in the third quarter and the lowest are realized in the first quarter. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in private construction spending. These cyclical swings are further affected by fluctuations in interest rates, and demographic and population trends.
Forward-looking Statements
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to, those associated with general economic and business conditions; changes in interest rates; the timing and amount of federal, state and local funding for infrastructure, including the federal stimulus funds; changes in the level of spending for residential and private nonresidential construction; the highly competitive nature of the construction materials industry; the impact of future regulatory or legislative actions; the outcome of pending legal proceedings; pricing; weather and other natural phenomena; energy costs; costs of hydrocarbon-based raw materials; healthcare costs; the amount of long-term debt and interest expense we incur; volatility in pension plan asset values which may require cash contributions to the pension plans; the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business; the impact of environmental clean-up costs and other liabilities relating to previously divested businesses; our ability to secure and permit aggregates reserves in strategically located areas; our ability to manage and successfully integrate acquisitions; the impact of the global financial crisis on our business and financial condition and access to the capital markets; and other assumptions, risks and uncertainties detailed from time to time in our periodic reports. Forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases.

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
The construction environment remains challenging, reflecting continued weak private construction activity and uncertainty surrounding the timing and amount of a new multi-year federal highway program. Despite these challenges, we continue to run the business in a cost-efficient manner. Although sales volumes in the third quarter were 19% to 29% lower than the prior year for our key product lines, overall gross profit as a percentage of net sales of 21% equaled the prior year’s third quarter. Our ongoing focus on managing costs and improving productivity will enhance our ability to increase earnings as the economy recovers and construction activity improves.
Through the first nine months of 2009, highway construction awards have been buoyed by stimulus-related funding. Through September, contract awards for highways have increased 5% from the prior year and state departments of transportation and local governments continued to make good progress obligating stimulus dollars for transportation projects. In September, the Federal Highway Administration reported that approximately 4,000 stimulus-funded projects were under construction, involving $11 billion of stimulus funds. In addition, there are $8 billion of projects for which funds have been obligated but work has not yet begun. As of the end of September, approximately five months remain for each state to obligate the remaining federal stimulus funds apportioned to them for highways. Afterwards, unobligated funds must be returned to the Federal Highway Administration for redistribution.
Third Quarter 2009 Compared with Third Quarter 2008
Third quarter 2009 net sales were $738.7 million, a decrease of 23% compared with $958.8 million in the third quarter of 2008. Aggregates shipments declined 20%, reducing earnings $0.46 per diluted share while aggregates pricing increased 2.4%, increasing earnings $0.07 per diluted share.
Net earnings were $54.2 million, or $0.43 per diluted share, in the third quarter of 2009 compared with $59.1 million, or $0.53 per diluted share, for the third quarter of 2008. Current year third quarter net earnings per diluted share include $0.05 referable to discontinued operations and $0.08 referable to the 49% comparative decrease in the unit cost for diesel fuel. Additionally, the effective tax rate from continuing operations was a 14.3% benefit in the third quarter of 2009, versus a 26.0% expense in the prior year.
Economic stimulus funds of $27 billion designated for highway projects are working their way into the U.S. economy. While 73% of these funds had been obligated to specific projects by the end of September, only $2.4 billion of these stimulus funds had been paid to contractors for construction work performed. Vulcan-served states generally have obligated funds for new highway projects at the same pace as other states; however, our states have lagged the rest of the country when it comes to starting stimulus-related construction. At the end of September, our states had spent less than 7% of their available stimulus funds for work performed compared with 12% for the rest of the country. These differences in spending patterns between Vulcan-served states and other states are due in part to the types of projects planned.

Continuing Operations
Earnings from continuing operations before income taxes for the third quarter of 2009 versus the third quarter of 2008 are summarized below (in millions of dollars):

Third quarter 2008	$81

Lower aggregates earnings due to
Lower volumes	(69)
Higher selling prices	11
Lower costs	7
Higher asphalt mix and concrete earnings	8
Lower cement earnings	(2)
Higher selling, administrative and general expenses	(3)
Higher gain on sale of property, plant & equipment and businesses	5
All other	4

Third quarter 2009	$42

Aggregates segment revenues decreased $128.9 million, or 19%, to $533.0 million in the third quarter of 2009 compared with $661.9 million in the third quarter of 2008. Aggregates shipments declined 20% from the prior year due to weak demand and wet weather in certain key markets. Stimulus projects in most Vulcan-served states were slow to get underway due in part to the types of projects being implemented by state transportation agencies. In Florida for example, most stimulus dollars are going to fund projects that will add lane capacity. These projects require more time for design and permitting. As a result, less than 1% of Florida’s highway stimulus dollars had been spent by the end of September. Illinois and Tennessee were exceptions, with pavement improvement projects comprising most of the shovel-ready work in those states, resulting in relatively higher levels of stimulus-funded spending during the third quarter. As a result, aggregates sales volumes in most of the markets in these two states outperformed other Vulcan-served markets. The 2.4% increase in the average selling price for aggregates reflects wide variations across Vulcan-served markets. Many major markets realized price improvement from the prior year well above the 2.4% average, while markets in the West and in Florida reported year-over-year declines in average selling price.
Gross profit for the Aggregates segment was $133.3 million in the third quarter of 2009 compared with $185.2 million in the same period last year. Profitability for the Aggregates segment declined as the impact of lower shipments more than offset the earnings benefit from improved prices, lower unit costs for diesel fuel and cost control measures. Throughout the recession, we have rationalized production, reduced operating hours, streamlined the workforce and effectively managed spending, thereby offsetting some of the cost impact related to lower volumes. Aggregates cash fixed costs were 12% lower than in the prior year’s third quarter.
Asphalt mix and Concrete segment revenues decreased $97.5 million, or 29%, to $243.2 million in the third quarter of 2009 as compared with $340.7 million in the third quarter of 2008. Shipments of asphalt mix and ready-mixed concrete declined 19% and 29%, respectively. Gross profit for the Asphalt mix and Concrete segment increased $8.1 million, or 63%, to $20.7 million in the third quarter of 2009 compared with $12.6 million in the third quarter of 2008. Asphalt mix earnings were higher this quarter as compared with the third quarter of 2008 as material margins improved due to lower costs for liquid asphalt, more than offsetting the earnings effect of the 19% decline in volumes. Concrete earnings decreased from the prior year’s third quarter due primarily to lower volumes.
As a result of weaker sales volumes, third quarter 2009 Cement segment revenues of $19.8 million and gross profit of $0.5 million declined from the prior year’s third quarter levels of $25.6 million and $3.0 million, respectively. The decline in earnings from weaker sales volume was slightly offset by lower energy costs.
Selling, administrative and general expenses in the third quarter of 2009 increased $3.2 million from the prior year. The year-over-year increase was due to project costs related to the replacement of legacy information technology systems and costs associated with reducing employment levels.
Operating earnings were $82.7 million in the third quarter compared with $128.3 million in the prior year. The decline in shipments resulting from weak demand was the primary factor in the decline in profitability. The 49% decrease in the unit cost for diesel fuel increased operating earnings by $16.6 million.
Interest expense of $44.0 million was down $0.6 million from the third quarter of 2008 due to a reduction in total debt.
In the third quarter, we recorded a tax benefit of $5,983,000, compared with a tax expense in the prior year of $21,038,000. An adjustment to the current quarter’s income tax provision was required so that the year-to-date provision reflects the expected annual tax rate.
Earnings from continuing operations were $47.9 million, or $0.38 per diluted share, in the third quarter of 2009 compared with $59.8 million, or $0.54 per diluted share, in the third quarter of 2008.
Discontinued Operations
During the third quarter of 2009, we settled with one more of our insurers in the Modesto case (see Note 19 to the condensed consolidated financial statements) resulting in a pretax gain of $10.5 million. The insurance proceeds and associated gain represent a partial recovery of legal and settlement costs recognized in prior periods. Overall, third quarter pretax results of discontinued operations were earnings of $10.4 million in 2009 and a loss of $1.3 million in 2008. Excluding the 2009 gain from insurance recovery, the 2009 and 2008 third quarter results primarily reflect charges related to general and product liability costs, including legal defense costs and environmental remediation costs associated with our former Chemicals businesses.

Year-to-Date Comparisons as of September 30, 2009 and September 30, 2008
Net sales in the first nine months of 2009 were $1,987.9 million compared with $2,696.6 million in the first nine months of 2008. Aggregates shipments declined 27%, reducing earnings $1.67 per diluted share while improved aggregates pricing increased earnings $0.20 per diluted share. Net earnings per diluted share were $0.37 for the first nine months of 2009 compared with $1.93 in the first nine months of 2008. Current year net earnings include earnings per diluted share of $0.10 referable to discontinued operations and $0.26 referable to the 48% comparative decrease in the unit cost for diesel fuel. Prior year results include net earnings per diluted share of $0.34 referable to the sale of quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition. Additionally, the effective tax rate from continuing operations was a 44.5% benefit for the first nine months of 2009, versus a 29.8% expense in the prior year.
Continuing Operations
Earnings from continuing operations before income taxes year-to-date September 30, 2009 versus year-to-date September 30, 2008 are summarized below (in millions of dollars):

Year-to-date September 30, 2008	$307

Lower aggregates earnings due to
Lower volumes	(264)
Higher selling prices	32
Lower costs	26
Lower cement earnings	(16)
Lower selling, administrative and general expenses	15
Lower gain on sale of property, plant & equipment and businesses [1]	(76)
All other	(2)

Year-to-date September 30, 2009	$22

[1]	$71 million is referable to the sale of quarry sites divested in connection with the Florida Rock transaction.
Aggregates segment revenues decreased $445.0 million, or 24%, to $1,432.3 million in the first nine months of 2009 compared with $1,877.3 million in 2008. This decrease was primarily the result of a 27% decline in shipments during the first nine months due to weak demand and wet weather in key markets during the second and third quarters of 2009. Aggregates pricing was up 2.7% overall with wide variations across Vulcan-served markets. Efforts to rationalize production, reduce operating hours, streamline the work force and effectively manage spending levels resulted in lower costs which helped to mitigate the effect of lower volumes. Aggregates unit variable production costs were essentially flat when compared with the prior year’s first nine months while cash fixed costs were reduced 16% from the prior year. Gross profit for the Aggregates segment was $323.7 million in the first nine months of 2009 compared with $529.9 million in the same period last year.
Asphalt mix and Concrete segment revenues decreased $278.0 million to $654.7 million in the first nine months of 2009 as compared with $932.7 million in the first nine months of 2008. Shipments of asphalt mix and ready-mixed concrete declined 25% and 32%, respectively. Gross profit of $55.5 million for the Asphalt mix and Concrete segment was essentially flat when compared with the first nine months of 2008. Asphalt mix earnings were higher in the first nine months of 2009 as compared with the first nine months of 2008 as material margins recovered to more normal levels, reflecting moderation in the cost of liquid asphalt. Concrete earnings decreased from the prior year’s first nine months due primarily to lower volumes.
Cement segment revenues of $56.4 million and gross profit (loss) of ($1.3) million for the first nine months of 2009 represented a decline from the prior year’s first nine month levels of $85.8 million and $14.5 million, respectively, as a result of weaker demand.

Selling, administrative and general expenses of $238.6 million for the first nine months of 2009 decreased $15.1 million from the prior year. Cost-saving actions implemented across Vulcan to align spending levels with weak product demand offset $6.5 million in project costs related to the replacement of legacy information technology systems. Additionally, the prior year includes $5.8 million of expense related to donations of real estate while 2009 contains comparatively lower performance-based compensation accruals and employee expenses, including salaries and benefits. Employment levels across Vulcan as of September 30, 2009 were down 19% on average from September 30, 2008.
Operating earnings were $147.1 million in the first nine months of 2009 versus $433.5 million in the prior year, a decline of $286.4 million. The prior year’s results include operating earnings of $73.8 million from the aforementioned gain on sale of required divestitures. Lower shipments resulting from weak demand was the primary factor in the remaining decline in profitability. The 48% decrease in the unit cost for diesel fuel increased operating earnings by $52.2 million.
Interest expense of $131.9 million was up $5.7 million from the first nine months of 2008 due to an increase in the weighted-average interest rate offset in part by a reduction in total debt.
During the first nine months of 2009, we recognized a tax benefit from continuing operations of $9.6 million, as compared with a tax expense of $91.4 million during the same period of 2008. The change in our tax provision resulted from the relatively greater effect that certain items such as statutory depletion, undistributed earnings from foreign operations, and charitable contributions of property had on the 2009 tax rate due to the significantly lower level of earnings. As a result of these factors, our effective tax rate for the nine months ended September 30, 2009 was -44.5%, as compared with a 29.8% rate for the first nine months of 2008.
Earnings from continuing operations were $31.2 million, or $0.27 per diluted share, in the first nine months of 2009 compared with earnings of $215.5 million, or $1.94 per diluted share, in the first nine months of 2008.
Discontinued Operations
The first nine months pretax earnings from discontinued operations was $20.7 million during 2009 and includes the Modesto insurance settlement gains of $23.5 million and the $0.8 million of gain on disposal of discontinued operations (see Note 2 to the condensed consolidated financial statements). Excluding these gains, the 2009 and 2008 first nine months results primarily reflect charges related to other general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses, and charges related to a cash transaction bonus payable as described in Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have sufficient financial resources, including cash provided by operating activities, unused bank lines of credit and access to the capital markets, to fund business requirements in the future including debt service obligations, cash contractual obligations, capital expenditures, dividend payments and potential future acquisitions.
We remain focused on managing costs and generating cash, which will enhance our ability to increase earnings as the economy recovers and construction activity improves. Plant operating costs and overhead expenses are being tightly managed as we continue to adjust our cost structure to match the weak demand environment. Aggregates production in the first nine months of 2009 was lower than shipments, reducing inventory and conserving cash. As we have throughout this downturn, we continue to aggressively manage controllable costs and to focus on cash margins and earnings. Additionally, we completed two financing transactions during 2009 which strengthened our balance sheet and enhanced our financial flexibility. In February 2009, we issued $400.0 million of long-term notes. In June 2009 we completed a successful public equity offering that yielded $520.1 million in net proceeds. Proceeds from these transactions were used to reduce short-term bank borrowings, thereby freeing up a like amount of liquidity under our lines of credit. Overall, in the first nine months of 2009, we reduced total debt by $694.8 million. See the Debt and Capital section below for additional information.
As of September 30, 2009, we have $1,675.0 million in bank lines of credit, of which none was drawn and $286.4 million was used to support outstanding commercial paper. In the event we are unable to access our unused bank lines of credit on a same day basis or issue commercial paper, it could temporarily affect our ability to fund cash requirements.
Cash Flows
Cash flows from operating activities contributed $354.8 million to cash during the first nine months of 2009 as compared with $278.2 million during the same period in 2008. The $76.6 million increase in cash from operating activities is primarily attributable to favorable changes in certain working capital accounts, in particular, accounts receivable, inventories, and accruals for incentives and other compensation. Additionally, net gains on sale of property, plant & equipment and businesses decreased $75.2 million. While these gains increase net earnings, the associated cash received is appropriately adjusted out of operating activities and presented as a component of investing activities. These favorable comparative changes in operating cash flows were partially offset by a $170.1 million decrease in net earnings and a $24.4 million increase in contributions to pension plans.
Net cash used by investing activities during the first nine months of 2009 totaled $77.4 million compared with $135.0 million during the same period in 2008. In light of the weak demand environment, we continued to evaluate the strategic nature and timing of all capital projects leading to a $242.9 million comparative reduction in purchases of property, plant & equipment and business acquisitions. The cash savings from significant reductions in capital spending were largely offset by a $220.1 reduction in proceeds from the sale of property, plant and equipment and businesses primarily attributable to the divestitures required in connection with the Florida Rock acquisition. Additionally, during the nine months ended September 30, 2008, $37.0 million in assets held in money market and other money funds at The Reserve were reclassified from cash equivalents to medium-term investments (see Note 5 to the condensed consolidated financial statements). We received redemptions totaling $30.6 million of these investments during the first nine months of 2009 resulting in a net comparative increase in cash flows of $67.6 million. This favorable change in investing cash flows was partially offset by $28.6 million in cash received during 2008 from a loan against the cash surrender value of life insurance policies acquired in the Florida Rock transaction.
Net cash used for financing activities was $241.1 million for the first nine months of 2009 as compared with $87.2 million during the same period in 2008. During 2009, proceeds from the issuance of long-term debt (net of debt issuance costs) of $394.6 million and common stock of $587.1 million were used to retire $296.6 million of short-term debt and current maturities and contributed largely to the $798.1 million reduction in commercial paper and bank line of credit borrowings. During 2008, proceeds from the issuance of long-term debt (net of debt issuance costs) of $943.4 million were used primarily to pay down $928.0 million of bank lines of credit. Dividends of $140.0 million and $160.8 million were paid during the first nine months of 2009 and 2008, respectively.
Working Capital
Working capital, the excess of current assets over current liabilities, totaled $209.7 million at September 30, 2009, an increase of $978.9 million from ($769.2) million at December 31, 2008 and an increase of $987.0 million from ($777.3) million at September 30, 2008. The increase in working capital over the nine month period ended September 30, 2009 primarily resulted from a $796.1 million reduction in short-term borrowings and a $251.3 million reduction in current maturities. Proceeds from the issuance of long-term debt in February 2009 and proceeds from the issuance of stock in June 2009 were primarily used to pay down short-term debt. The increase in working capital over the twelve month period ended September 30, 2009 primarily resulted from a comparable decrease in short-term borrowings and current maturities of $877.1 million and $284.3 million, respectively. The reduction in short-term debt primarily resulted from the aforementioned issuances of long-term debt and common stock during the nine month period ended September 30, 2009. Partially offsetting the comparative increase in working capital was a $120.2 million decrease in accounts and notes receivable.
Short-term Borrowings and Investments
Net short-term borrowings and investments consisted of the following (in thousands of dollars):

	September 30	December 31	September 30
	2009	2008	2008
Short-term investments
Cash equivalents	$193	$3,217	$63,465
Medium-term investments	6,803	36,734	36,992

Total short-term investments	$6,996	$39,951	$100,457

Short-term borrowings
Bank borrowings	$0	$1,082,500	$1,163,500
Commercial paper	286,357	0	0

Total short-term borrowings	$286,357	$1,082,500	$1,163,500

Net short-term borrowings	$(279,361)	$(1,042,549)	$(1,063,043)

Bank borrowings
Maturity	n/a	2 days	1 day
Weighted-average interest rate	n/a	1.63%	2.73%

Commercial paper
Maturity	1 to 63 days	n/a	n/a
Weighted-average interest rate	0.42%	n/a	n/a
As explained more fully in Note 5 to the condensed consolidated financial statements, due to the temporary suspension of redemptions in 2008 and the uncertainty as to the timing of such redemptions, $6.8 million as of September 30, 2009, $36.7 million as of December 31, 2008 and $37.0 million as of September 30, 2008 of our short-term investments are classified as medium-term investments. During the first nine months of 2009 and the fourth quarter of 2008, The Reserve redeemed $30.6 million and $0.3 million, respectively, of our investment.
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements. We plan to continue this practice from time to time as circumstances warrant.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,675.0 million were maintained at September 30, 2009. Our $1,500.0 million bank credit facility expires November 16, 2012. Effective October 1, 2009 we cancelled our $175.0 million bank credit facility prior to its scheduled expiration date of November 16, 2009. As of September 30, 2009, none of the lines of credit was drawn, $286.4 million was used to support outstanding commercial paper and $59.1 million was used to back outstanding letters of credit resulting in available lines of credit of $1,329.5 million. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions.
As of September 30, 2009, our commercial paper program was rated A-2 and P-2 by Standard & Poor’s and Moody’s Investors Services, Inc. (Moody’s), respectively. Standard & Poor’s assigned a stable outlook while Moody’s assigned a negative outlook to our commercial paper ratings.
Current Maturities
Current maturities of long-term debt are summarized below (in thousands of dollars):

	September 30	December 31	September 30
	2009	2008	2008
3-year floating loan dated 2008	$60,000	$60,000	$60,000
6.00% 10-year notes issued 1999	0	250,000	250,000
Private placement notes	0	0	33,000
Other notes	421	1,685	1,753

Total	$60,421	$311,685	$344,753

Maturity dates for our $60.4 million of current maturities as of September 30, 2009 are as follows: December 2009 — $15.0 million, March 2010 — $15.0 million, June 2010 — $15.0 million, September 2010 — $15.0 million and various dates for the remaining $0.4 million. We expect to retire this debt using available cash or by issuing commercial paper or other debt securities.
Debt and Capital
The calculations of our total debt as a percentage of total capital are summarized below (amounts in thousands, except percentages):

	September 30	December 31	September 30
	2009	2008	2008
Debt
Current maturities of long-term debt	$60,421	$311,685	$344,753
Short-term borrowings	286,357	1,082,500	1,163,500
Long-term debt	2,506,170	2,153,588	2,168,807

Total debt	$2,852,948	$3,547,773	$3,677,060

Capital
Total debt	$2,852,948	$3,547,773	$3,677,060
Shareholders’ equity [1]	4,085,528	3,553,752	3,968,681

Total capital	$6,938,476	$7,101,525	$7,645,741

Total debt as a percentage of total capital	41.1%	50.0%	48.1%

[1]	As restated - See Note 1 to the Condensed Consolidated Financial Statements.

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
In February 2009, we issued $400.0 million of long-term notes in two related series, as follows: $150.0 million of 10.125% coupon notes due December 2015 and $250.0 million of 10.375% coupon notes due December 2018. The notes were initially sold to a purchaser pursuant to an exemption from the Securities Act of 1933 (the Securities Act), as amended, and subsequently resold to Berkshire Hathaway pursuant to Rule 144A under the Securities Act. In May 2009, these notes were exchanged for substantially identical notes that were registered under the Securities Act. The notes are presented in our condensed consolidated balance sheet as of September 30, 2009 net of unamortized discounts from par in the amounts of $0.5 million for the 2015 notes and $1.8 million for the 2018 notes. These discounts and the debt issuance costs of the notes are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for these notes are 10.305% for the 2015 notes and 10.584% for the 2018 notes.
The 2008 debt issuances noted below relate primarily to funding the November 2007 acquisition of Florida Rock. Including the 2007 debt issuances, these issuances effectively replaced a portion of the short-term borrowings we incurred to initially fund the cash portion of the acquisition.
In June 2008, we issued $650.0 million of long-term notes in two series, as follows: $250.0 million of 5-year 6.30% coupon notes and $400.0 million of 10-year 7.00% coupon notes. These notes are presented in our condensed consolidated balance sheet as of September 30, 2009 net of unamortized discounts from par in the amounts of $0.4 million and $0.4 million, respectively. These discounts are being amortized using the effective interest method over the respective lives of the notes. The effective interest rates for the 5-year and 10-year 2008 note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements, are 7.47% and 7.86%, respectively.
Additionally, in June 2008 we established a $300.0 million 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of September 30, 2009, the spread was 1.5 percentage points above the selected LIBOR option (2-month LIBOR of 0.26%). The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15.0 million starting in December 2008 and a termination principal payment of $135.0 million in June 2011. As of September 30, 2009, the balance of this term loan was $180.0 million long-term and $60.0 million in current maturities.
As of September 30, 2009, Standard & Poor’s and Moody’s rated our public long-term debt at the BBB and Baa2 level, respectively. Standard & Poor’s assigned a stable outlook while Moody’s assigned a negative outlook to our long-term debt ratings.
In June 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13.225 million common shares at a price of $41.00. The total shares issued included 1.725 million shares issued upon full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $520.1 million (net of commissions and transaction costs of $22.1 million) from the sale of the shares. The net proceeds from the offering were used for debt reduction and general corporate purposes. This debt reduction is reflected in the table above as shown in the $694.8 million reduction in total debt from December 31, 2008 to September 30, 2009. Additionally, the transaction increased shareholders’ equity by the $520.1 million of net proceeds. At the time of the equity offering, we announced our intention to reduce our dividend.
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

Additionally, as a result of lower projections of taxable income for 2009, our estimated cash requirements for income taxes in 2009 have decreased. We now estimate cash requirements for income taxes in 2009 to be $7.0 million, including the effect of refunds from overpayments during 2008.
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
Our standby letters of credit as of September 30, 2009 are summarized in the table below (in thousands of dollars):

Sept. 30, 2009
Standby Letters of Credit
Risk management requirement for insurance claims	$35,954
Payment surety required by utilities	308
Contractual reclamation/restoration requirements	12,163
Financial requirement for industrial revenue bond	14,230

Total	$62,655

Of the total $62.7 million outstanding letters of credit, $59.1 million is backed by our $1,500.0 million bank credit facility which expires November 16, 2012.

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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2009.

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
In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. At September 30, 2009, we recognized a liability of $13.4 million equal to the fair value of this swap (included in other noncurrent liabilities). A decline in interest rates of 0.75% would increase the fair market value of our liability by approximately $2.5 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At September 30, 2009, the estimated fair market value of our long-term debt instruments including current maturities was $2,736.7 million compared with a book value of $2,566.6 million. The effect of a decline in interest rates of 1% would increase the fair market value of our liability by approximately $137.3 million.
At September 30, 2009, we had $240.0 million outstanding under our 3-year syndicated term loan established in June 2008. These borrowings bear interest at variable rates, principally LIBOR plus a spread based on our long-term credit rating. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.
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
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d — 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We are in the process of replacing our legacy information technology systems. We completed the first phase of this multi-year project during the third quarter of 2009. The new information technology systems were a source for some information presented in this Quarterly Report on Form 10-Q. We are continuing to work toward the full implementation of the new information technology systems and expect to complete that process in 2011.
No other changes were made to our internal controls over financial reporting or other factors that could affect these controls during the third quarter of 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with these earlier disclosures. Unless otherwise indicated, all proceedings discussed in those earlier disclosures remain outstanding.
City of Modesto
On October 12, 2007, we reached an agreement with the City of Modesto in the case styled City of Modesto, et al. v. Dow Chemical Company, et al., filed in San Francisco County Superior Court, California, to resolve all claims against Vulcan relating to groundwater contamination due to perchloroethylene for a sum of $20 million. The agreement provides for a release and dismissal or withdrawal without prejudice of all claims against Vulcan. The agreement also expressly states that the settlement paid by Vulcan is for compensatory damages only and not for any punitive damages, and that Vulcan denies any conduct capable of giving rise to an assignment of punitive damages. The settlement has been approved by the San Francisco Superior Court judge presiding over this case and thus is now final. While we believe the verdicts rendered and damages awarded during the first phase of the trial are contrary to the evidence presented, we settled the city’s claims in order to avoid the costs and uncertainties of protracted litigation. The $20 million was paid during the fourth quarter of 2007. We believe the settlement damages, legal defense costs, and other potential claims are covered by insurance policies purchased by Vulcan, and we are pursuing recovery from the insurers.
We have reached settlement with and received payment from some insurers. To date, those settlements and payments total $23.5 million. We expect to conclude settlement with at least one additional insurer in the near future and continue to pursue recovery from other insurers.
Lyon
On or about September 18, 2007, Vulcan was served with a third-party complaint filed in the U.S. District Court for the Eastern District of California (Fresno Division) in the matter of United States v. Lyon. The underlying action was brought by the U.S. Environmental Protection Agency against various individuals associated with a dry cleaning facility in Modesto called Halford’s, seeking “recovery of unreimbursed costs incurred by it for activities undertaken in response to the release or threatened release of [perchloroethylene] at the Modesto Groundwater Superfund Site in Modesto, Stanislaus County, California.” The complaint also seeks certain civil penalties against the named defendants. Vulcan was sued by the original defendants as a third-party defendant in this action. No discovery has been conducted in this matter. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
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

R.R. Street Indemnity
R.R. Street and Company (Street) and National Union Fire Insurance Company of Pittsburgh, PA, filed a lawsuit against Vulcan on February 26, 2008 in the United States District Court for the Northern District of Illinois, Eastern Division. Street, a former distributor of perchloroethylene manufactured by Vulcan and also a defendant in the City of Modesto, Lyon and other related litigation, alleges that Vulcan owes Street, and its insurer (National Union), a defense and indemnity in all of these litigation matters. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Vulcan was successful in having this case dismissed in light of insurance coverage litigation pending in California, which is already addressing these same issues. Street appealed the court’s ruling to the U.S. Seventh Circuit. The Seventh Circuit reversed the decision of the trial court on June 25, 2009, and Vulcan filed a request on July 9, 2009 for an en banc rehearing by the Seventh Circuit, which has now been denied. The case was remanded to the U.S. District Court for further proceedings. Subsequent to the remand Street voluntarily dismissed the Illinois action without prejudice. Street also has asserted that it is entitled to a defense in the California Water Service Company litigation.
California Water Service Company
On June 6, 2008, we were served in the action styled California Water Service Company v. Dow, et al, now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perchloroethylene. Our former Chemicals Division produced and sold perchloroethylene. The plaintiff is seeking compensatory damages and punitive damages. This litigation is in discovery. At this time we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
IDOT/Joliet Road
In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook quarry operations that will further damage the road. The court granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. Discovery is ongoing. The matter has been set for trial on January 19, 2010. We believe that the claims and damages alleged by the State are covered by liability insurance policies purchased by Vulcan. We have received a letter from our primary insurer stating that there is coverage of this lawsuit under its policy; however, the letter indicates that the insurer is currently taking the position that various damages sought by the State are not covered.
Industrial Sand
We produced and marketed industrial sand from 1988 to 1994. Since 1993 we have been sued in numerous suits in a number of states by plaintiffs alleging that they contracted silicosis or incurred personal injuries as a result of exposure to, or use of, industrial sand used for abrasive blasting. As of October 15, 2009, the number of suits totaled 55 involving an aggregate of 526 plaintiffs. There are 51 pending suits with 499 plaintiffs filed in Texas. Those Texas cases are in a State Multidistrict Litigation Court and are stayed pending resolution of discovery issues and a constitutional challenge of the Texas Silica Act brought by the plaintiffs. There are 4 cases pending in Louisiana with 27 plaintiffs. The 27 cases that were pending in California were voluntarily dismissed in July 2009 with no payment made in settlement thereof. We are seeking dismissal of all other suits on the grounds that the plaintiffs were not exposed to our product. To date we have been successful in getting dismissal from cases involving over 17,000 plaintiffs with little or no payments made in settlement.
Florida Antitrust Litigation
Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a class action lawsuit filed on October 21, 2009, styled Action Ready Mix Concrete, Inc. et al v. Cemex Corp., et al., in the United States District Court for the Southern District of Florida. The lawsuit was filed by several ready mix producers and construction companies against a number of concrete and cement producers and importers in Florida. The defendants include Cemex Corp., Holcim (US) Inc., Lafarge North America, Inc., Lehigh Cement Company, Oldcastle Materials, Suwannee American Cement LLC, Titan America LLC, and Votorantim Cimentos North America, Inc.
The compliant alleges various violations including price fixing and market allocations under the federal antitrust laws. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we intend to defend the case vigorously.

Item 1A.	Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits
Exhibit 18 — Letter dated September 30, 2009 of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm for Vulcan Materials Company and its subsidiary companies regarding a change in accounting principles.
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

VULCAN MATERIALS COMPANY

/s/ Ejaz A. Khan

Ejaz A. Khan
Date November 5, 2009	Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone

Daniel F. Sansone
Date November 5, 2009	Senior Vice President, Chief Financial Officer