Form 10-K
period 2009-12-31
Vulcan Materials CO
filed 2010-02-26
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting stock held by non-affiliates as of June 30, 2009:	$5,362,319,558

Number of shares of common stock, $1.00 par value, outstanding as of February 19, 2010:	126,334,086
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 14, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2009
CONTENTS

Part	Item	Page
I	1 Business	2
	1A Risk Factors	12
	1B Unresolved Staff Comments	16
	2 Properties	17
	3 Legal Proceedings	19
	4 Submission of Matters to a Vote of Security Holders	20

II	5 Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
	6 Selected Financial Data	22
	7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	7A Quantitative and Qualitative Disclosures About Market Risk	44
	8 Financial Statements and Supplementary Data	45
	9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	100
	9A Controls and Procedures	100
	9B Other Information	102

III	10 Directors, Executive Officers and Corporate Governance	102
	11 Executive Compensation	102
	12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102
	13 Certain Relationships and Related Transactions, and Director Independence	102
	14 Principal Accountant Fees and Services	102

IV	15 Exhibits and Financial Statement Schedules	103

	— Signatures	104
EX-18
EX-21
EX-23
EX-24
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

PART I
“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain of the matters and statements made herein or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as “anticipate,” “may,” “believe,” “estimate,” “project,” “expect,” “intend” and words of similar import. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:
•	general economic and business conditions;

•	changes in interest rates;

•	the timing and amount of federal, state and local funding for infrastructure, including the federal stimulus funds;

•	changes in the level of spending for residential and private nonresidential construction;

•	the highly competitive nature of the construction materials industry;

•	the impact of future regulatory or legislative action;

•	the outcome of pending legal proceedings;

•	pricing of our products;

•	weather and other natural phenomena;

•	energy costs;

•	costs of hydrocarbon-based raw materials;

•	healthcare costs;

•	the amount of long-term debt and interest expense incurred by us;

•	volatility in pension plan asset values which may require cash contributions to our pension plans;

•	the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business;

•	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses;

•	our ability to secure and permit aggregates reserves in strategically located areas;

•	our ability to manage and successfully integrate acquisitions;

•	the impact of the global economic recession on our business and financial condition and access to capital markets;

•	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions;

•	the risks set forth in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 “Other Commitments and Contingencies” to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data,” all as set forth in this report; and

•	other assumptions, risks and uncertainties detailed from time to time in our filings made with the Securities and Exchange Commission.

All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.
ITEM 1. BUSINESS
SUMMARY
Largest U.S. aggregates company by production and revenues
We are the nation’s largest producer of construction aggregates, primarily crushed stone, sand and gravel. We are also a major producer of asphalt mix and ready-mixed concrete and a leading producer of cement in Florida.
We estimate that the ten largest aggregates producers account for approximately 30% to 35% of the total U.S. aggregates production. Although the industry leader, Vulcan’s total U.S. market share is less than 10%. Other publicly traded companies among the ten largest U.S. aggregates producers include Cemex, CRH, Heidelberg, Holcim, Lafarge, MDU Resources and Martin Marietta Materials. The U.S. aggregates industry is highly fragmented with approximately 5,000 companies managing more than 10,000 operations. This industry structure provides considerable opportunities for consolidation and it is common for companies in the industry to grow by entering new markets or enhancing their market positions by acquiring existing facilities. Since our inception as a public company in 1956, we have grown mainly through mergers and acquisitions.
Reserves are essential to long-term success in the aggregates business. We have 14.2 billion tons of permitted and proven or probable reserves.
Reporting segments
We have three reporting segments organized around our principal product lines: aggregates, asphalt mix and concrete, and cement.

STRATEGY
Vulcan provides the basic materials for the infrastructure needed to drive the U.S. economy. Our strategy is based on our strength in aggregates. Aggregates are used in all types of construction and in the production of asphalt mix and ready-mixed concrete. Our materials are used to build the roads, tunnels, bridges and airports that connect us, and to build the hospitals, churches, shopping centers and factories that are essential to our lives and the economy.
AGGREGATES-LED VALUE CREATION — 2009 NET SALES

*	Represents sales to external customers of our aggregates and our downstream products that use our aggregates
Aggregates focus
•	Attractive industry fundamentals — Aggregates are used in virtually all types of public and private construction projects and there are practically no substitutes for quality aggregates. Because of barriers to entry created by zoning and permitting regulations and because of high transportation costs, the location of reserves is critical to long-term success. Our reserves are strategically located in high growth areas throughout the United States that will require large amounts of aggregates to meet construction demand. Aggregates operations have flexible production capabilities and require no raw material inputs other than owned or leased aggregates reserves.

•	Scale from being largest producer — Each aggregates operation is unique because of its location within a local market and its geological characteristics. However, every operation utilizes a similar group of assets to produce saleable aggregates and provide customer service. As the largest aggregates company in the U.S., whether measured by production or revenues, our 317 aggregates facilities provide opportunities to standardize and procure equipment (fixed and mobile), parts, supplies and services either regionally or nationally in the most efficient and cost-effective manner possible. Additionally, we are able to share best practices across the organization and leverage our size in the areas of administrative support, customer service, accounts receivables and accounts payable, technical support and engineering.

•	Ability to generate strong cash flows, even in a recession — A knowledgeable and experienced workforce and flexible production capabilities have allowed us to aggressively manage costs during the current recession. As a result, operating cash flow was $453.0 million in 2009 and $435.2 million in 2008.

•	Our downstream businesses (asphalt-mix and ready-mixed concrete) use Vulcan-produced aggregates — Virtually all of the aggregates used at our asphalt-mix and ready-mixed concrete plants are produced internally.

Leverage coast-to-coast footprint
Demand for construction aggregates generally correlates with changes in population growth, household formation and employment. We have pursued a strategy to increase our presence in metropolitan areas that are expected to grow the most rapidly.
PERCENTAGE SHARE OF PREDICTED U.S. POPULATION GROWTH TO 2020
     Source: Woods & Poole Economics and Moody’s Economy.com
Large, high-growth markets — We have aggregates operations in 9 of the 10 metropolitan areas that demographers expect to have the largest absolute growth in population over the next decade. Vulcan-served states are predicted to have 74% of the total growth in the U.S. population to 2020. Our top five revenue producing states are predicted to have 48% of the total growth in the U.S. population to 2020. This position gives us strategically located reserves where they are most needed. Additionally, many of these reserves are located in areas where zoning and permitting laws have made opening new quarries increasingly difficult.
Diversified regional exposure helps insulate Vulcan from variations in local weather and economies.
Profitable growth
•	Strategic acquisitions — Since its inception as a public company in 1956, Vulcan has principally grown by merger and acquisition. For example, in 1999 we acquired CalMat, Inc., expanding our aggregates operations into California, Arizona and New Mexico and making us one of the nation’s leading producers of hot-mix asphalt and ready-mixed concrete. In 2007, we acquired Florida Rock Industries, Inc. (Florida Rock), the largest acquisition in our history. The Florida Rock acquisition expanded our aggregates business in Florida and other southeastern and mid-Atlantic states, and added to our operations an extensive ready-mixed concrete business in Florida, Maryland, Virginia and Washington, D.C. and cement manufacturing and distribution facilities in Florida. In addition to these large acquisitions, we have completed many smaller acquisitions that over time have contributed significantly to our growth.

•	Tightly manage costs — In a business where our aggregates sell, on average, for $10.30 per ton, we are accustomed to rigorous cost management throughout economic cycles. Small savings per ton of production add up to significant cost reductions. We are able to rationalize production and adjust employment levels to meet changing market demands without jeopardizing our ability to capitalize on future increased demand.

•	Reinvestment opportunities with high returns — It is estimated that 74% of the U.S. population growth over the next decade will occur in Vulcan-served states. The close proximity of our production facilities and our aggregates reserves to this projected population growth creates many opportunities to invest capital in high-return projects — projects that will add reserves, increase production capacity and improve costs.

Effective land management
Responsible land management is important to Vulcan’s success, not only with respect to social responsibility but also as a component of our business strategy. Good stewardship requires the careful use of existing resources. It also requires long-term planning, because mining, ultimately, is an interim use of the land. We therefore strive to achieve a balance between the value we create through our mining activities and the value created when properties can be reused at the conclusion of mining. We continue to expand our thinking and focus our actions on wise decisions regarding the life cycle management of the land we currently hold and will hold in the future.
AGGREGATES
Attractive U.S. market fundamentals for aggregates
There are a number of factors that affect the U.S. aggregates industry and our business.

Primarily local markets
Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used or transportation can cost more than the materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the eastern seaboard where there are limited supplies of locally available aggregates. We serve these markets from inland quarries — shipping by barge and rail — and from our quarry on Mexico’s Yucatan Peninsula. We transport aggregates from Mexico to the U.S. principally on our Panamax-class, self-unloading ships.
Location and quality of reserves are critical
Vulcan currently has 14.2 billion tons of permitted and proven or probable reserves. The bulk of these reserves are located in areas we expect to have greater than average rates of growth in population, jobs and households, requiring new infrastructure, housing, offices, schools and other development, all of which require aggregates for construction. Zoning and permitting regulations have made it increasingly difficult for the aggregates industry to expand existing quarries or to develop new quarries in some markets. These restrictions could curtail expansion in certain areas but they could also increase the value of our reserves at existing locations.
Demand cycles characterized by short, steep declines followed by solid recovery
Long-term growth in demand for aggregates is largely driven by growth in population, jobs and households. While short- and medium-term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high. In comparison to all other recent demand cycles, the current downturn has been unusually steep and long. It is therefore difficult to predict the timing or strength of any future recovery.
Diverse markets
Large quantities of aggregates are used in virtually all types of public- and private-sector construction projects — highways, water and sewer systems, industrial manufacturing facilities, residential and nonresidential buildings. Aggregates also are widely used as railroad track ballast.

ESTIMATED U.S. AGGREGATES DEMAND BY END-MARKET

Source: internal estimates
Highway construction is the most aggregates-intensive form of construction and residential construction is the least intensive. A dollar of spending for highway construction is estimated to consume seven times the quantity of aggregates consumed by a dollar of spending for residential construction. Other non-highway infrastructure markets like airports, sewer and waste disposal or water supply plants and utilities also require large quantities of aggregates in their foundations and structures. These types of infrastructure-related construction can be four times more aggregates-intensive than residential construction. Generally, nonresidential buildings require two to three times as much aggregates per dollar of spending as a new home with most of the aggregates used in the foundations, building structure and parking lots.
Highly fragmented industry
The U.S. aggregates industry is composed of approximately 5,000 companies managing more than 10,000 operations. This fragmented structure provides considerable opportunities for consolidation and it is common for companies in the industry to enter new markets or expand positions in existing markets through the acquisition of existing facilities.
Relatively stable demand from the public sector
Publicly funded construction activity historically has been more stable than privately funded construction. Public construction also has been less cyclical than private construction and it requires more aggregates per dollar of construction spending. Private construction (primarily residential and nonresidential buildings) typically is more subject to general economic cycles than public construction. Publicly funded projects (particularly highways, roads and bridges) tend to receive consistent levels of funding throughout economic cycles.
Limited product substitution
With few exceptions, there are no practical substitutes for quality aggregates. In some areas, typically urban locations, recycled concrete has limited applications as a lower-cost alternative to virgin aggregates. However, many types of construction projects cannot be serviced by recycled concrete but require the use of virgin aggregates to meet specifications and performance-based criteria for durability, strength and other qualities.

Widely used in downstream products
In the production process, aggregates are processed for specific applications or uses. Two downstream products that utilize aggregates are asphalt mix and ready-mixed concrete. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight.
Flexible production capabilities
The production of aggregates is a mechanical process in which stone is crushed and, through a series of screens, separated into various sizes depending on ultimate use. The production does not require high start-up costs like continuous process manufacturing. Production capacity can be flexed efficiently by adjusting operating hours to meet changing market demand. For example, we reduced production during 2009 in response to the economic downturn and have the capacity to quickly increase production as economic conditions and demand improve.
No raw material inputs
Unlike much industrial manufacturing, the aggregates industry does not require raw material inputs beyond owned or leased aggregates reserves. Stone, sand and gravel are naturally occurring resources. Production does require the use of explosives, hydrocarbon fuels and electric power.
Our markets
Our markets are local yet national. Because transportation is a significant part of the delivered cost of aggregates, we focus on the areas of the U.S. with the greatest expected population growth and where construction is expected to expand. Thus, our distribution facilities are located in the markets they serve.
Public sector
Public sector construction includes spending by federal, state and local governments for highways, bridges and airports as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2009, publicly funded construction accounted for 50% of our total aggregates shipments.
Generally, public sector construction spending is more stable than private sector construction. Public sector spending is less sensitive to interest rates and often is supported by multi-year legislation and programs. The federal transportation bill is a principal source of federal funding for public infrastructure and transportation projects. For over two decades, the federal funding component of these projects has been provided through a series of six-year bills. The multi-year aspect of these bills is critically important because it provides state departments of transportation with the ability to plan and execute long-term and complex highway projects. Federal highway spending has been governed by a six-year authorization bill, the most recent covering fiscal years 2004-2009, and annual budget appropriations using funds largely taken from the Federal Highway Trust Fund. This trust fund receives funding from taxes on gasoline and other levies. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. In 2009, approximately 27% of our aggregates sales by volume were used in public highway construction projects.
The most recent federal transportation bill, known as SAFETEA-LU, expired on September 30, 2009. Following the expiration, Congress has yet to extend the legislation or pass a replacement bill. As a result, funds for highway construction are being provided by a series of relatively short continuing resolutions and at funding levels considerably below what would have been available had Congress extended the provisions of SAFETEA-LU. This uncertainty compelled many states to postpone highway maintenance and improvement projects.
Congress currently is working to finalize a “jobs bill” that includes provisions to restore highway funding at previously budgeted levels through the end of 2010. This action would be funded by the transfer of approximately $20 billion in interest owed from the General Fund to the Highway Trust Fund. If passed, this legislation would be an important first step on the path to long-term highway funding stability that will occur with the ultimate passage of a multi-year highway bill.

There is significant need for additional and ongoing investments in the nation’s infrastructure. In 2009, a report by the American Society of Civil Engineers (ASCE) gave our nation’s infrastructure an overall grade of “D” and estimated that an investment of $2.2 trillion over a five-year period is needed for improvements. While the needs are clear, the source of funding for infrastructure improvements is not. In its report, the ASCE suggests that all levels of government, owners and users need to renew their commitment to infrastructure investments in all categories and that all available financing options should be explored and debated.
The American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law on February 17, 2009 to create jobs and restore economic growth through, among other things, the modernization of America’s infrastructure and improving its energy resources. Included in the $787 billion of economic stimulus funding is $50 to $60 billion of heavy construction, including $27.5 billion for highways and bridges. This federal funding for highways and bridges, unlike typical federal funding programs for infrastructure, will not require states to provide matching funds. The nature of the projects that are being funded by ARRA generally will require considerable quantities of aggregates. Also, we expect construction activity will increase due to spending allocated to the following areas: $1.1 billion for airports; $8.4 billion for mass transit; $8.0 billion for high speed rail; $4.6 billion for the Army Corps of Engineers; $6.0 billion for water and sewer projects; and $4.2 billion for United States Department of Defense facilities. Other funding and tax relief that could generate additional demand for our products includes $6.4 billion to clean nuclear weapon sites; $6.0 billion to subsidize loans for renewable energy; $20.0 billion for renewable energy tax incentives; $6.3 billion to states for energy efficiency and clean energy grants; $8.8 billion for the renovation of schools; and $6.6 billion for a first time homebuyer credit of $8,000.
Economic stimulus funds of $27.5 billion designated for highway projects under ARRA buoyed contract awards for highways in the second half of 2009. Through December 2009, the Federal Highway Administration reported approximately $15 billion of stimulus-related highway projects under construction with $5.6 billion of these stimulus funds having been paid to contractors for work performed. During this same period, Vulcan-served states, which were apportioned 55% more funds than other states, lagged the rest of the country in awarding and starting stimulus-related highway construction projects. These differences in awarding projects and spending patterns result in part from the types of projects planned and the proportion sub-allocated to metropolitan planning organizations where project planning and execution can be more complicated and time consuming.
Despite the failure of Congress to pass a fully-funded extension of SAFETEA-LU, the previous highway authorization that expired on September 30, 2009, contract awards for highways in the fourth quarter increased 9% from the same period in the prior year. Moreover, contract awards for highway projects in Vulcan-served states increased 13% from the prior year fourth quarter versus a 2% increase in other states. We are encouraged by the increased award activity and are optimistic that stimulus-related highway projects in Vulcan-served states, after a slow start, are now moving forward and will increase demand for our products in 2010.
Our available production capacity and ongoing efforts to improve cash margins position Vulcan to participate efficiently and effectively in the $50 to $60 billion of stimulus-related heavy construction, including significant remaining portions of the $27.5 billion for highways and bridges. We expect 2010 to be the largest year of stimulus-related highway demand for our products, followed by another solid year in 2011.
Private sector
This market includes both nonresidential buildings and residential construction and is more cyclical than public construction. In 2009, privately-funded construction accounted for 50% of our total aggregates shipments.
Private nonresidential construction includes a wide array of project types and generally is more aggregates intensive per dollar of construction spending than residential construction but less aggregates intensive than public construction. Overall demand in private nonresidential construction is generally driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The growth of the private workforce creates a demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, churches and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply parts and assemblies. Construction activity in this end market is influenced by a firm’s ability to finance a project and the cost of such financing.

The majority of residential construction is for single-family houses with the remainder consisting of multi-family construction (i.e., two family houses, apartment buildings and condominiums). Public housing comprises a small portion of the housing demand. Household formations in Vulcan’s markets have grown faster than the U.S. as a whole in the last 10 years. During that time, U.S. household growth was only 11% compared to 14% in our markets. Construction activity in this end market is influenced by the cost and availability of mortgage financing. Demand for our products generally occurs early in the infrastructure phase of residential construction and later as part of driveways or parking lots.
U.S. housing starts peaked in 2005 at just over 2 million units. By the end of 2009, housing starts had declined to approximately 600,000 units, a 70% decline from the most recent peak and well below prior historical lows of approximately 1 million units annually. Multi-family starts have remained weak. However, in November 2009, single-family housing starts increased 28% as compared to the same period in 2008, breaking a string of 43 consecutive months of year-over-year declines. We believe this data, while not necessarily reflective of a long-term trend, is encouraging. Lower home prices, attractive mortgage interest rates and fewer existing homes for sale provide some optimism in single-family housing construction in 2010 and beyond.
Consistent with past cycles of private sector construction, private nonresidential construction remained strong after residential construction peaked in 2005. However, in late 2007, contract awards for nonresidential buildings peaked. In 2008, contract awards in the U.S. declined 24% from the prior year, and in 2009 fell sharply, declining 56% from 2008 levels. Contract awards for stores and office buildings were the weakest categories of nonresidential construction in 2009, declining more than 60% from the prior year.
Other markets
We sell ballast to railroads for construction and maintenance of railroad track. We also sell riprap and jetty stone for erosion control along waterways. In addition, stone also can be used as a feedstock for cement and lime plants and for making a variety of adhesives, fillers and extenders. Coal-burning power plants use limestone in scrubbers to reduce harmful emissions. Limestone that is crushed to a fine powder also can be sold as agricultural lime.
Our competitive advantage
We are the largest producer of construction aggregates in the United States. The aggregates market is highly fragmented with many small, independent producers. Therefore, depending on the market, we may compete with large national or regional firms as well as relatively small local producers. Since construction aggregates are expensive to transport relative to their value, markets generally are local in nature. Thus, the cost to deliver product to the location where it is used is an important competitive factor.
DEMOGRAPHIC TRENDS — 2010 TO 2020
Forecasted compound annual growth rate
Source: Woods & Poole Economics and Moody’s Economy.com
We focus on serving metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. A market often consists of a single metropolitan area or one or more counties where transportation from the producing location to the customer is by truck only. Approximately 84% of our total aggregates shipments are delivered locally by truck. Sales yards and other distribution facilities located on waterways and rail lines allow us to reach markets that do not have locally available sources of aggregates.
Zoning and permitting regulations in some markets have made it increasingly difficult to expand existing quarries or to develop new quarries. Any such regulations, while potentially curtailing expansion in certain areas, could also increase the value of our reserves at existing locations.
We sell a relatively small amount of construction aggregates outside of the United States principally in the areas surrounding our large quarry on the Yucatan Peninsula in Mexico. Non-domestic sales and long-lived assets outside the United States are reported in Note 15 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”
ASPHALT MIX AND CONCRETE
We produce and sell asphalt mix and ready-mixed concrete primarily in our mid-Atlantic, Florida, southwestern and western markets. Additionally, we produce and sell in a limited number of these markets other concrete products such as block, prestressed and precast beams, and resell purchased building materials for use with ready-mixed concrete and concrete block.
This segment relies on our reserves of aggregates, functioning essentially as a customer to our aggregates operations or as a means of distributing products produced by our aggregates and cement businesses. Aggregates are a major component in asphalt mix and in ready-mixed concrete, comprising approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. Our Asphalt mix and Concrete segment is almost wholly supplied with its aggregates requirements from our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material required.
Customers for our Asphalt mix and Concrete segment are generally served locally from our production facilities or by truck. Because ready-mixed concrete and asphalt mix harden rapidly, delivery typically is confined to a radius of approximately 20 to 25 miles from the producing facility. Our Asphalt mix and Concrete segment constituted approximately 30% of our sales dollars before the elimination of intersegment sales in 2009, compared to 32% in 2008 and 24% in 2007.
Ready-mixed concrete production also requires cement. In the Florida market, cement requirements for ready-mixed concrete production is supplied substantially by our Cement segment. In other markets, we purchase cement from third-party suppliers. The asphalt production process requires liquid asphalt, which we purchase entirely from third-party producers. We do not anticipate any material difficulties in obtaining the raw materials necessary for this segment to operate.
CEMENT
Our Newberry, Florida cement plant produces Portland and masonry cement that we sell in both bulk form and bags to the concrete products industry. Our Tampa, Florida facility imports and exports cement and slag. Some of the imported cement is resold, and the balance of the cement is blended, bagged, or reprocessed into specialty cements that are then sold. The slag is ground and sold in blended or unblended form. Our Port Manatee, Florida facility imports cement clinker that is ground into bulk cement and sold. Our Brooksville, Florida plant produces calcium products for the animal feed, paint, plastics and joint compound industries.
The Cement segment’s largest single customer is our ready-mixed concrete operations within the Asphalt mix and Concrete segment.

During 2009, we substantially completed the project to expand our Newberry cement facility to double its production capacity to 1.6 million tons per year. This plant is supplied by limestone mined at the facility. These limestone reserves total 193.9 million tons. The new capacity is expected to become fully operational in 2010.
Our Brooksville calcium facility is supplied with high quality calcium carbonate material mined at the Brooksville quarry. The calcium carbonate reserves at this quarry total approximately 6.6 million tons.
OTHER BUSINESS RELATED ITEMS
Seasonality and cyclical nature of our business
Almost all our products are produced and consumed outdoors. Our financial results for any quarter do not necessarily indicate the results expected for the year because seasonal changes and other weather-related conditions can affect the production and sales volumes of our products. Normally, the highest sales and earnings are in the third quarter and the lowest are in the first quarter. Further, our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, primarily in the private sector. The levels of construction spending are affected by changing interest rates, and demographic and population fluctuations.
Customers
No material part of our business is dependent upon one or a few customers, the loss of which would have a material adverse effect on our business. In 2009, our top five customers accounted for 4.2% of our total revenues (excluding internal sales), and no single customer accounted for more than 1.3% of our total revenues. Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically gone into publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, our business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.
Research and development costs
We conduct research and development and technical service activities at our Technical Service Center in Birmingham, Alabama. In general, these efforts are directed toward new and more efficient uses of our products and in supporting customers in pursuing the most efficient use of our products. We spent $1.5 million in 2009 and 2008 and $1.6 million in 2007 on research and development activities.
Environmental costs and governmental regulation
Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, water discharge, air quality, dust control, zoning and permitting. We estimate that capital expenditures for environmental control facilities in 2010 and 2011 will be approximately $8.1 million and $7.2 million, respectively.
Frequently we are required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost for a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations are reviewed at least annually. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations), see Notes 1 and 17 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.” Reclaimed quarries often have potential for use in commercial or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability.

Patents and trademarks
We do not own or have a license or other rights under any patents, trademarks or trade names that are material to any of our reporting segments.
Other information regarding Vulcan
Vulcan is a New Jersey corporation incorporated on February 14, 2007, but its predecessor company was incorporated on September 27, 1956. Our principal sources of energy are electricity, diesel fuel, natural gas and coal. We do not anticipate any difficulty in obtaining sources of energy required for operation of any of our reporting segments (i.e., Aggregates, Asphalt mix and Concrete, and Cement).
As of January 1, 2010, we employed 8,227 people in the U.S., a reduction of 1,093 from January 1, 2009. Of these employees, 795 are represented by labor unions. We also employ 252 union hourly employees in Mexico. We do not anticipate any significant issues with such unions in 2010.
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
We have a Business Conduct Policy applicable to all employees and directors. Additionally, we have adopted a Code of Ethics for the CEO and Senior Financial Officers. Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC. Our Board of Directors has also adopted Corporate Governance Guidelines and charters for its Audit, Compensation and Governance Committees that are designed to meet all applicable SEC and New York Stock Exchange regulatory requirements. Each of these documents is available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. You should carefully consider the following risks, together with the information included in or incorporated by reference in this report, before deciding whether an investment in our common stock is suitable for you. If any of these risks actually occurs, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading prices of our common stock could decline and you might lose all or part of your investment.

Our incurrence of additional debt to finance a portion of the Florida Rock merger significantly increased our interest expense, financial leverage and debt service requirements — We incurred considerable short-term and long-term debt to finance the Florida Rock merger. Incurrence of this debt significantly increased our leverage and caused downgrades in our credit rating. There may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows.
There are various financial and restrictive covenants in our debt instruments. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under our debt instruments may also significantly affect our ability to obtain additional or alternative financing.
Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control.
Construction, both commercial and residential, is dependent upon the overall U.S. economy which remains weak and could weaken further — Commercial and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise and when the economy is weak, construction levels fall. The overall U.S. economy has been hurt by the changes in the financial services sector, including failures of several large financial institutions, significant merger and acquisition activity within that industry and the resulting constraints on credit availability. The commercial construction market declined in 2008 and 2009, due mostly to the recession and disruptions in credit availability. Also, continued weakness in the residential construction market negatively affected the commercial construction market. The residential construction market further softened in 2009 as a result of the housing market downturn. The overall weakness in the economy and the uncertainty in the credit markets could cause commercial and residential construction to remain at low levels or weaken further.
The collapse of the subprime mortgage market and, in turn, the housing market could continue to negatively affect demand for our products — In most of our markets, particularly Florida and California, sales volumes have been negatively impacted by the collapse of the subprime mortgage market and a significant decline in residential construction. Our sales volumes and earnings could continue to be depressed and negatively impacted by this segment of the market until the slowdown in residential construction improves.
A decline in public sector construction and reductions in governmental funding could adversely affect our operations and results — In 2009, 50% of our sales volume of construction aggregates was made to contractors on publicly funded construction projects. If, as a result of a loss of federal funding, a protracted delay by Congress to extend or replace the multi-year federal transportation bill that expired on September 30, 2009, or a significant reduction in state or federal budgets, spending on publicly funded construction were to be reduced significantly, our earnings and cash flows could be negatively affected. Further, any delays in expenditure of stimulus funds designated for highways and other public work projects pursuant to the American Recovery and Reinvestment Act of 2009 could negatively impact our earnings for 2010.
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
A recessionary economy can also increase the likelihood we will not be able to collect on our accounts receivable from our customers. We have experienced payment delays from some of our customers during this economic downturn.
The credit environment could limit our ability to issue commercial paper. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Interest rates on new issuances of long-term public debt in the market may increase due to higher credit and risk premiums. There is no guarantee we will be able to access the capital markets at economical interest rates, which could negatively affect our business.

We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt. We are also exposed to risks from tightening credit markets, through the interest payable on our outstanding short-term debt and the interest cost on our commercial paper, to the extent it is available to us. While it is our objective to maintain our credit ratings at investment grade levels, we cannot be assured these ratings will remain at those levels. While we believe that we will continue to have adequate credit available to meet our needs, there can be no assurance of such credit availability.
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
Within our local markets, we operate in a highly competitive industry — The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. However, in most markets, we also compete against large private and public companies, some of which are more vertically integrated than we are. This results in intense competition in a number of markets in which we operate. Significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our earnings and cash flows. In certain markets, vertically integrated competitors have acquired some asphalt mix and ready-mixed concrete customers and this trend may continue to accelerate.
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
Our future growth is dependent in part on acquiring other businesses in our industry and successfully integrating them with our existing operations — The expansion of our business is dependent in part on the acquisition of existing businesses that own or control aggregates reserves. Credit and financing availability could make it more difficult to capitalize on potential acquisitions. Additionally, with regard to the acquisitions we are able to complete, our future results will be dependent in part on our ability to successfully integrate these businesses with our existing operations.
Changes in legal requirements and governmental policies concerning zoning, land use, environmental and other areas of the law impact our business — Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite our compliance efforts, there is the inherent risk of liability in the operation of our business, especially from an environmental standpoint. These potential liabilities could have an adverse impact on our operations and profitability. Our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.

Our industry is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are highly sensitive to changes in volume — Due to the high levels of fixed capital required for the extraction and production of construction aggregates, profitability as measured in absolute dollars and as a percentage of net sales (margins) can be greatly impacted due to changes in volume.
Our products are transported by truck, rail, barge or ship, primarily by third-party providers. Significant delays or increased costs affecting these transportation methods could materially affect our operations and earnings — Our products are distributed either by truck to local markets or by rail, barge or oceangoing vessel to remote markets. Costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Additionally, inclement weather, including hurricanes, tornadoes and other weather events, can negatively impact our distribution network.
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
The costs of providing pension and healthcare benefits to our employees have risen in recent years. Continuing increases in such costs could negatively affect our earnings — The costs of providing pension and healthcare benefits to our employees have increased substantially over the past several years. We have instituted measures to help slow the rate of increase. However, if these costs continue to rise, this could have an adverse effect on our financial position, results of operations, or cash flows.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty — We are involved in several class action and complex litigation proceedings, some arising from our previous ownership and operation of our Chemicals business. Although we divested our Chemicals business in June 2005, we retained certain liabilities related to the business. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of a loss contingency, and could result in an adverse effect on our financial position, results of operations, or cash flows. For a description of our current significant legal proceedings see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”
Climate change and climate change legislation or regulations may adversely impact our business — A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. In addition, the Environmental Protection Agency (EPA) has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions and has proposed a permitting process for large emitters. We have determined that our Newberry cement plant would likely be subject to this permitting under the regulations as currently proposed. These regulatory mechanisms may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain. Any such “cap-and-trade”

system or other limitations imposed on the emission of “greenhouse gases” could have a material adverse affect on our financial position, results of operation or cash flows.
The potential physical impacts of climate change on our operations are highly uncertain, and will be particular to the specific geographic location of our facilities and operations. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. The impact of these laws and regulations could also potentially increase our energy costs. These effects may adversely impact the cost, production and financial performance of our operations.
We use estimates in accounting for a number of significant items. Changes in our estimates could affect our future financial results — As discussed more fully in “Critical Accounting Policies” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we use significant judgment in accounting for goodwill and goodwill impairment; impairment of long-lived assets excluding goodwill; reclamation costs; pension and other postretirement benefits; environmental compliance; claims and litigation including self-insurance; and income taxes. Although we believe we have sufficient experience and reasonable procedures to enable us to make appropriate assumptions and formulate reasonable estimates, these assumptions and estimates could change significantly in the future and could result in a material adverse effect on our financial position, results of operations, or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Aggregates
As the largest U.S. producer of construction aggregates, we have operating facilities across the U.S. and in Mexico and the Bahamas. We principally serve markets in 21 states, the District of Columbia and the local markets surrounding our operations in Mexico and the Bahamas. Our primary focus is serving states and metropolitan markets in the U.S. that are predicted to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates.

Our current estimate of 14.2 billion tons of proven and probable aggregates reserves reflects a decrease of 0.2 billion tons, on a comparable basis, from the estimate at the end of 2008. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.
Proven, or measured, reserves are those reserves for which the quantity is computed from dimensions revealed by drill data, together with other direct and measurable observations such as outcrops, trenches and quarry faces; the grade and/or quality are computed from the results of detailed sampling; and the sampling and measurement data are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable, or indicated, reserves are those reserves for which quantity and grade and/or quality are computed partly from specific measurements and partly from projections based on reasonable, though not drilled, geologic evidence. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
Reported proven and probable reserves include only quantities that are owned in fee or under lease, and for which all appropriate zoning and permitting have been obtained. Leases, zoning, permits, reclamation plans and other government or industry regulations often set limits on the areas, depths and lengths of time allowed for mining, stipulate setbacks and slopes that must be left in place, and designate which areas may be used for surface facilities, berms, and overburden or waste storage, among other requirements and restrictions. Our reserve estimates take into account these factors. Technical and economic factors also affect the estimates of reported reserves regardless of what might otherwise be considered proven or probable based on a geologic analysis. For example, excessive overburden or weathered rock, rock quality issues, excessive mining depths, groundwater issues, overlying wetlands, endangered species habitats, and rights of way or easements may effectively limit the quantity of reserves considered proven and probable. In addition, computations for reserves in-place are adjusted for estimates of unsaleable sizes and materials as well as pit and plant waste.
The 14.2 billion tons of estimated aggregates reserves reported at the end of 2009 include reserves at inactive and greenfield (undeveloped) sites. We reported proven and probable reserves of 13.3 billion tons at the end of 2008. That determination excluded reserves at inactive and greenfield sites that otherwise qualified as proven or probable reserves and could be economically and legally extracted. Including inactive and greenfield sites, proven and probable reserves at the end of 2008 were 14.4 billion tons. This table presents, by division, the tons of proven and probable aggregates reserves as of December 31, 2009 and the types of facilities operated.

	Reserves	Number of Aggregates Operating Facilities[1]
	(billions of tons)	Stone	Sand and Gravel	Sales Yards

By Division:
Florida Rock	0.5	5	11	6
Mideast	3.7	39	2	25
Midsouth	2.1	40	1	0
Midwest	1.9	17	5	4
Southeast	2.2	34	0	3
Southern and Gulf Coast	2.0	23	1	27
Southwest	0.9	13	1	13
Western	0.9	2	27	1

Total	14.2	173	48	79

[1]	In addition to the facilities included in the table above, we operate 17 recrushed concrete plants which are not dependent on reserves.
Of the 14.2 billion tons of aggregates reserves, 8.0 billion tons or 56% are located on owned land and 6.2 billion tons or 44% are located on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates, which range from 2010 to 2159. Most of our leases have renewal options to extend them well beyond their current terms at our discretion.
The following table lists our ten largest active aggregates facilities based on the total proven and probable reserves at the sites. None of our aggregates facilities contributes more than 5% to our net sales.

Location	Reserves
(nearest major metropolitan area)	(millions of tons)

Playa del Carmen (Cancun), Mexico	665.2
Hanover (Harrisburg), Pennsylvania	563.7
McCook (Chicago), Illinois	445.9
Dekalb (Chicago), Illinois	366.5
Gold Hill (Charlotte), North Carolina	294.9
Rockingham (Charlotte), North Carolina	259.3
1604 Stone (San Antonio), Texas	214.1
Grand Rivers (Paducah), Kentucky	179.6
Macon, Georgia	179.5
Gray Court (Greenville), South Carolina	170.2

Asphalt mix, Concrete and Cement
We also operate a number of other facilities in several of our divisions:

	Asphalt mix	Concrete	Cement
Division	Facilities	Facilities[1]	Facilities[2]

Florida Rock	0	75	4
Northern Concrete	0	32	0
Southwest	11	4	0
Western	27	15	0

[1]	Includes ready-mixed concrete, concrete block and other concrete products facilities.

[2]	Includes one cement manufacturing facility, two cement import terminals and a calcium plant.
The asphalt mix and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials. Our Cement segment operates two limestone quarries in Florida:

Reserves
Location	(millions of tons)

Newberry	193.9
Brooksville	6.6

Headquarters
Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2013, with two five-year renewal periods, and consists of approximately 184,125 square feet. The annual rental costs for the current term of the lease is $3.4 million.
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
See Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data” for a discussion of our material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to our security holders through the solicitation of proxies or otherwise during the fourth quarter of 2009.
Executive officers of the registrant
The names, positions and ages, as of February 20, 2010, of our executive officers are as follows:

Name	Position	Age

Donald M. James	Chairman and Chief Executive Officer	61

Robert A. Wason IV	Senior Vice President, General Counsel	58

Ronald G. McAbee	Senior Vice President, Construction Materials-West	62

Daniel F. Sansone	Senior Vice President, Chief Financial Officer	57

Danny R. Shepherd	Senior Vice President, Construction Materials-East	58

Ejaz A. Khan	Vice President, Controller and Chief Information Officer	52

The principal occupations of the executive officers during the past five years are set forth below:
Donald M. James was named Chief Executive Officer and Chairman of the Board of Directors in 1997.
Robert A. Wason IV was elected Senior Vice President, General Counsel in August 2008. Prior to that, he served as Senior Vice President, Corporate Development since December 1998.
Ronald G. McAbee was elected Senior Vice President, Construction Materials-West in February 2007. Prior to that date, he served as President, Western Division from June 2004 through January 2007. Prior to that, he served as President, Mideast Division.
Daniel F. Sansone was elected Senior Vice President, Chief Financial Officer in May 2005. Prior to that date, he served as President, Southern and Gulf Coast Division and its predecessor businesses from May 1997 through May 2005.
Danny R. Shepherd was elected Senior Vice President, Construction Materials-East in February 2007. Prior to that date, he served as President, Southeast Division from May 2002 through January 2007.
Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed Chief Information Officer in February 2000.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 19, 2010, the number of shareholders of record was 5,201. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of directors in 2009 and 2008.

	Common Stock
	Prices		Dividends
	High	Low	Declared

2009
First quarter	$71.26	$34.30	$0.49
Second quarter	53.94	39.65	0.49
Third quarter	62.00	39.14	0.25
Fourth quarter	54.37	44.70	0.25

2008
First quarter	$79.75	$60.20	$0.49
Second quarter	84.73	59.26	0.49
Third quarter	100.25	49.39	0.49
Fourth quarter	77.95	39.52	0.49

Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends, while maintaining debt ratios within what we believe to be prudent and generally acceptable limits. The future payment of dividends is within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, debt reduction, growth, business opportunities and other factors which our Board of Directors may deem relevant. We are not a party to any contracts or agreements that currently materially limit, or are likely to limit in the future, our ability to pay dividends.
Issuer Purchases of Equity Securities
We did not have any repurchases of stock during the fourth quarter of 2009. We did not have any unregistered sales of equity securities during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA
The selected statement of earnings, per share data and balance sheet data for each of the five years ended December 31, 2009, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements in Item 8 “Financial Statements and Supplementary Data:”

Amounts in millions,
except per share data
For the years ended December 31	2009	2008	2007		2006		2005

		(As Restated 1)
Net sales	$2,543.7	$3,453.1		$3,090.1		$3,041.1	$2,615.0
Total revenues	$2,690.5	$3,651.4		$3,327.8		$3,342.5	$2,895.3

Gross profit	$446.0	$749.7		$950.9		$931.9	$708.8

Earnings from continuing operations [2]	$18.6	$3.4		$463.1		$480.2	$344.1
Earnings (loss) on discontinued operations, net of tax [3]	$11.7	$(2.4)	$	(12.2)	$	(10.0)	$44.9
Net earnings	$30.3	$0.9		$450.9		$470.2	$389.1

Basic earnings (loss) per share
Earnings from continuing operations	$0.16	$0.03		$4.77		$4.92	$3.37
Discontinued operations	0.09	(0.02)		(0.12)		(0.10)	0.44

Net earnings	$0.25	$0.01		$4.65		$4.82	$3.81

Diluted earnings (loss) per share
Earnings from continuing operations	$0.16	$0.03		$4.66		$4.81	$3.31
Discontinued operations	0.09	(0.02)		(0.12)		(0.10)	0.43

Net earnings	$0.25	$0.01		$4.54		$4.71	$3.74

Total assets	$8,533.0	$8,916.6		$8,936.4		$3,427.8	$3,590.4
Long-term debt	$2,116.1	$2,153.6		$1,529.8		$322.1	$323.4
Shareholders’ equity	$4,052.0	$3,553.8		$3,785.6		$2,036.9	$2,133.6
Cash dividends declared per share	$1.48	$1.96		$1.84		$1.48	$1.16

[1]	See Note 20 “Correction of Prior Period Financial Statements” in Item 8 “Financial Statements and Supplementary Data.”

[2]	Earnings from continuing operations during 2008 includes an after tax goodwill impairment charge of $227.6 million, or $2.05 per diluted share, for our Cement segment in Florida.

[3]	Discontinued operations include the results from operations attributable to our former Chloralkali and Performance Chemicals businesses, divested in 2005 and 2003, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
KEY DRIVERS OF VALUE CREATION
*Source: Woods & Poole Economics and Moody’s Economy.com
Financial highlights for 2009
•	Net earnings from continuing operations were $18.6 million compared to $3.4 million in the prior year

•	EBITDA was $548.4 million compared to adjusted EBITDA of $886.5 million in the prior year

•	Aggregates shipments declined 26%, reducing earnings by $333.7 million

•	Aggregates pricing increased 3%, increasing earnings by $48.3 million

•	Cost management and productivity improvements reduced the effects of lower volumes on our earnings and cash flow

•	Aggregates cash fixed costs decreased $48.7 million, or 14%

•	Selling, administrative and general expense decreased 6%

•	Cash provided by operating activities increased 4% to $453.0 million in 2009 compared to $435.2 million in 2008

•	Full year capital spending was reduced 69% to $109.7 million compared to $353.2 million in the prior year

•	Free cash flow increased to $343.3 million in 2009 compared to $82.0 million in 2008

•	Private placement debt offering in the first quarter raised $394.6 million in net proceeds

•	Public offering of equity in the second quarter raised $520.0 million in net proceeds

•	Total debt was reduced by $809.8 million
In 2009, we faced declining demand for our products due to economic conditions that resulted in a sharp slowdown in the private construction market. New home construction declined to historically low levels, while tight credit and business failures contributed to a sharp decrease in construction of nonresidential buildings, particularly stores and offices. Construction activity funded by the public sector, typically less affected in economic cycles, was weak as well in 2009. Declining state revenues reduced the amount of funds available at the state level for public construction projects. The effects of The American Recovery and Reinvestment Act of 2009 (ARRA) were helpful, but the bulk of funds for transportation infrastructure under this Act will be spent in 2010 and 2011. The positive effects of ARRA spending in 2009 were somewhat offset by the failure of Congress to extend or reauthorize the most recent multi-year federal transportation bill, which expired on September 30, 2009. As a result, funds for highway construction are being provided by a series of relatively short continuing resolutions and at funding levels considerably below what would have been available had Congress extended the provisions of SAFETEA-LU. This uncertainty compelled many states to postpone highway maintenance and improvement projects.
ARRA includes economic stimulus funding of $50 to $60 billion for heavy construction projects that use our products, including $27.5 billion for highways and bridges. Vulcan-served states were apportioned 55% more funds than other states, with California, Texas and Florida receiving nearly 23% of the total for highways and bridges. Beginning in mid-year 2009, highway construction awards were buoyed by stimulus-related funding. Through December 2009, the Federal Highway Administration reported that approximately 85% of the $27.5 billion of funding for highway and bridge projects had been obligated, $15 billion was under construction and $5.6 billion had been paid to contractors for work performed. During this period, most Vulcan-served states lagged the rest of the country in awarding and starting stimulus-related highway construction projects. These differences in awarding projects and spending patterns were due in part to the types of projects planned and to the proportion sub-allocated to metropolitan planning organizations where project planning and execution can be more complicated and time consuming. However, in the fourth quarter, contract awards for highways in Vulcan-served states increased 13% from 2008 compared to a 2% increase in other states. This provides some evidence that construction activity in Vulcan-served states will improve in 2010.
Despite these challenging conditions, we have worked diligently to manage effectively those aspects of the business that we are able to control. We were able to achieve modest price increases, which helped offset lower sales volumes. We reduced selling, administrative and general expenses by $21.0 million compared to 2008. We adjusted production levels to meet demand and, as a result, employment levels across the company were 12% lower than in 2008. These effective cost management efforts have allowed us to maximize cash flow in a period of unprecedented and prolonged economic downturn.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
Free cash flow and EBITDA are not defined by Generally Accepted Accounting Principles (GAAP); thus, they should not be considered as an alternative to net cash provided by operating activities or any other liquidity or earnings measure defined by GAAP. These metrics are presented for the convenience of investment professionals that use such metrics in their analysis and to provide our shareholders with an understanding of the metrics we use to assess performance and to monitor our cash and liquidity positions. These metrics are often used by the investment community as indicators of a company’s ability to incur and service debt. We internally use free cash flow, EBITDA and other such measures to assess the operating performance of our various business units and the consolidated company. We do not use these metrics as a measure to allocate resources internally. Reconciliations of these metrics to their nearest GAAP measures are presented below:
Free cash flow
Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

in millions	2009	2008	2007

Net cash provided by operating activities	$453.0	$435.2	$708.1
Less
Purchases of property, plant & equipment	(109.7)	(353.2)	(483.3)

Free cash flow	$343.3	$82.0	$224.8

EBITDA and adjusted EBITDA
EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization. We adjusted EBITDA in 2008 to exclude the noncash charge for goodwill impairment.

in millions	2009	2008	2007

Net cash provided by operating activities	$453.0	$435.2	$708.1
Decrease in assets before initial effects of business acquisitions and dispositions	(95.7)	(16.7)	(25.2)
(Increase) decrease in liabilities before initial effects of business acquisitions and dispositions	5.4	101.9	(4.4)
Other net operating items (providing) using cash	62.2	(130.4)	43.9
(Earnings) loss on discontinued operations, net of tax	(11.7)	2.4	12.2
Provision for income taxes	(37.8)	71.7	204.4
Interest expense, net	173.0	169.7	41.6

EBITDA	$548.4	$633.8	$980.6

Plus
Goodwill impairment		252.7

Adjusted EBITDA	n/a	$886.5	n/a

in millions	2009	2008	2007

Operating earnings	$148.5	$249.1	$714.4
Other income (expense), net	5.3	(4.4)	(5.3)
Plus
Depreciation, depletion, accretion and amortization	394.6	389.1	271.5

EBITDA	$548.4	$633.8	$980.6

Plus
Goodwill impairment		252.7

Adjusted EBITDA	n/a	$886.5	n/a

RESULTS OF OPERATIONS
On November 16, 2007, we acquired 100% of the outstanding common stock of Florida Rock Industries, Inc., a leading producer of construction aggregates, cement, ready-mixed concrete and concrete products in the southeastern and mid-Atlantic states. The results of operations discussed below include Florida Rock for the periods from November 16, 2007 through December 31, 2007, and the full calendar years 2008 and 2009. We include intersegment sales in our comparative analysis of segment revenue at the product line level. Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

Consolidated operating results

Amounts and shares in millions,
except per share data
For the years ended December 31	2009	2008	2007

Net sales	$2,543.7	$3,453.1	$3,090.1
Cost of goods sold	2,097.7	2,703.4	2,139.2

Gross profit	$446.0	$749.7	$950.9

Operating earnings	$148.5	$249.1	$714.4

Earnings (loss) from continuing operations before income taxes	$(19.2)	$75.1	$667.5

Earnings from continuing operations	$18.6	$3.4	$463.1
Earnings (loss) on discontinued operations, net of income taxes	11.7	(2.5)	(12.2)

Net earnings	$30.3	$0.9	$450.9

Basic earnings (loss) per share
Continuing operations	$0.16	$0.03	$4.77
Discontinued operations	0.09	(0.02)	(0.12)

Net earnings	$0.25	$0.01	$4.65

Diluted earnings (loss) per share
Continuing operations	$0.16	$0.03	$4.66
Discontinued operations	0.09	(0.02)	(0.12)

Net earnings	$0.25	$0.01	$4.54

EBITDA (adjusted EBITDA in 2008)	$548.4	$886.5	$980.6

The economic downturn and other external factors affecting the construction industry continued to present challenges for our business. Continued weakness in private construction activity, both residential and nonresidential, and the uncertainty surrounding the timing and amount of either a formal extension or reauthorization of the multi-year federal highway program offset the benefits of stimulus-related construction activity in 2009. Furthermore, construction activity on stimulus-related highway projects varied widely in Vulcan-served states, and in certain key states lagged the rest of the country.
We continue to run the business in a cost-efficient manner, with a focus on effectively managing those aspects of cost we can control or influence in order to maximize our cash generation during the economic downturn. Our efforts contributed to reductions in cash fixed costs in our operations as well as reductions in overhead expenses. The average selling price for aggregates increased 3% in 2009 despite lower shipments, reflecting attractive pricing fundamentals of our business. The higher selling price for aggregates reflects increased market prices as well as proportionately greater levels of higher priced aggregates used for highway construction. As a result of these actions, the cash earnings generated on each ton of aggregates sold in 2009 nearly matched the record level achieved in 2008. The increased level of unit profitability supports our optimism about the earnings potential of our business when demand begins to recover.
The 2008 results include an estimated $227.6 million, or $2.05 per diluted share, after tax goodwill impairment charge for our Cement segment which is located in Florida. The 2008 results also include net earnings per diluted share of $0.34 from the sale of mining operations divested as a condition for approval by the Department of Justice of the Florida Rock acquisition. Results in 2007 include net earnings per diluted share of $0.24 from the sale of real estate in California. Additionally, higher energy-related costs lowered earnings by $0.86 per diluted share in 2008 as compared to 2007.

Year-over-year changes in earnings from continuing operations before income taxes are summarized below (in millions of dollars):

2007		$668

Lower aggregates earnings due to
Lower volumes		(210)
Higher selling prices		115
Higher costs		(76)
Lower asphalt mix and concrete earnings		(48)
Higher cement earnings		18
Higher selling, administrative and general expenses		(53)
Goodwill impairment — cement		(253)
Gain on divestitures		74
Gain on 2007 sale of California real estate		(44)
Higher interest expense, net		(128)
All other		12

2008		$75

Lower aggregates earnings due to
Lower volumes		(334)
Higher selling prices		48
Lower costs		21
Lower asphalt mix and concrete earnings		(20)
Lower cement earnings		(20)
Lower selling, administrative and general expenses		21
2008 goodwill impairment — cement		253
Lower gain on sale of PP&E and divestitures		(67)
All other		4

2009	$	(19)

Operating results by segment
We present our results of operations by segment at the gross profit level. We have three reporting segments organized around our principal product lines: aggregates, asphalt mix and concrete, and cement. Management reviews earnings for the product line segments principally at the gross profit level.
Aggregates
Revenues and Gross Profits
in millions

Unit Shipments	Selling Price
Customer and internal[1] tons, in millions	Freight-adjusted average sales price per ton [2]

[1] Represents tons shipped primarily to our downstream operations (e.g., asphalt mix and ready-mixed concrete)	[2] Freight-adjusted sales price is calculated as total sales dollars (internal and external) less freight to remote distribution sites divided by total sales units (internal and external)
Our year-over-year aggregates shipments declined 26% in 2009, 12% in 2008 and 9% in 2007. Most of our geographic markets reported double-digit percentage declines in aggregates volumes in 2009. Pricing for our products remained strong and helped to partially offset the earnings effect of lower volumes. Our year-over-year pricing improved 3% in 2009, 7% in 2008 and 13% in 2007. We are tightly managing plant operating costs and overhead expenses as we continue to adjust our cost structure to match weak demand. We have limited operating hours, streamlined our work force, and focused on achieving production efficiencies at reduced operating rates in the face of a sharp decline in demand for our products. As a result, our cash earnings per ton of aggregates, while essentially flat compared to 2008 and 2007, is 45% higher than the 2005 level, which was a year of peak demand for aggregates. We will continue to manage controllable costs aggressively and to focus on cash margins and earnings.
Asphalt mix and Concrete
Revenues and Gross Profits
in millions
Shipments of asphalt mix declined 22% in 2009 compared to 2008 and declined by 9% in 2008 compared to 2007. Asphalt materials margins were higher than the prior year as slightly lower selling prices for asphalt mix were more than offset by a 29% decline in the costs for liquid asphalt. Ready-mixed concrete shipments declined by 32% in 2009. From 2007 to 2008, the sharp increase in ready-mixed concrete shipments resulted from the inclusion of a full year of sales from the acquired Florida Rock concrete operations. Ready-mixed concrete pricing remained relatively flat during the three-year period.

Cement
Revenues and Gross Profits
in millions
Cement earnings declined from last year because of weaker sales volumes, slightly offset by lower energy costs. Cement pricing declined 1% year over year. We acquired the Cement segment in November 2007 as part of the Florida Rock acquisition, so we reported no comparable revenues or earnings for the first ten months of 2007.
Selling, administrative and general expenses
in millions
Selling, administrative and general expenses (SAG) include $8.5 million in 2009 and $10.5 million in 2008 of expenses for property donations recorded at fair value. The gains from these donations, which are equal to the excess of the fair value over the carrying value, are included in gain on sale of property, plant & equipment in the Consolidated Statements of Earnings. Excluding the effect of these property donations, SAG in 2009 declined $19.0 million, or 5.5%. The year-over-year decline is due mostly to reductions in employee-related expenses which more than offset a year-over-year increase in project costs related to the replacement of legacy IT systems. Employment levels across Vulcan are down 12% from the prior year. The SAG increase in 2008 over 2007 was primarily attributable to including a full year of expenses for the former Florida Rock businesses. Employment levels in 2008 were down 14% from 2007.
Goodwill impairment
There were no charges for goodwill impairment in 2009 and 2007. During 2008, we recorded a $252.7 million pretax goodwill impairment charge related to our Cement segment in Florida, representing the entire balance of goodwill at this reporting unit. We acquired these operations as part of the Florida Rock transaction in November 2007. For additional details regarding this impairment, see the Goodwill and Goodwill Impairment Critical Accounting Policy.

Gain on sale of property, plant & equipment and businesses, net
in millions
The 2009 gains were primarily related to sales and donations of real estate, mostly in California. Included in the 2008 gains was a $73.8 million pretax gain for quarry sites divested as a condition for approval by the Department of Justice of the Florida Rock acquisition. The 2007 gain includes a $43.8 million pretax gain on the sale of real estate in California.
Interest expense
in millions
The increase in interest expense in 2009 and 2008 was due primarily to debt incurred for the acquisition of Florida Rock. Excluding capitalized interest credits, gross interest expense for 2009 was $186.0 million compared to $187.1 million in 2008 and $53.3 million in 2007.
Income taxes
Our income tax (benefit) provision for continuing operations for the years ended December 31 are shown below:

in millions	2009	2008	2007

Earnings (loss) from continuing operations before income taxes	$(19.2)	$75.1	$667.5
(Benefit) provision for income taxes	(37.9)	71.7	204.4
Effective tax rate	197.0%	95.5%	30.6%

The change in our 2009 tax provision resulted from the relatively greater effect of certain items such as statutory depletion, undistributed earnings from foreign operations, loss on the sale of the stock of a subsidiary, and charitable contributions of property, coupled with the significantly lower level of earnings. The 2008 provision included the unfavorable impact of the goodwill impairment charge. Excluding the impact of the goodwill impairment charge, the 2008 income tax provision for continuing operations was $96.8 million, or an effective tax rate of 29.5%. A reconciliation of the federal statutory rate of 35% to our effective tax rates for 2009, 2008 and 2007 is presented in Note 9, “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”
Discontinued operations
Pretax operating results from discontinued operations were a gain of $18.6 million in 2009 compared to losses of $4.1 million in 2008 and $19.3 million in 2007. The 2009 pretax gain from discontinued operations resulted primarily from settlements with two of our insurers in the Modesto perchloroethylene cases which are associated with our former Chemicals business. These settlements resulted in pretax gains of $23.5 million. The insurance proceeds and associated gain represent a partial recovery of legal and settlement costs recognized in prior years. The

2008 and 2007 pretax losses from discontinued operations, and the remaining results from 2009, reflect charges primarily related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses. For additional information regarding discontinued operations, see Note 2 “Discontinued Operations” in Item 8 “Financial Statements and Supplementary Data.”
CASH AND LIQUIDITY
Our primary source of liquidity is cash provided by our operating activities. Our additional financial resources include unused bank lines of credit and access to the capital markets. We believe these financial resources are sufficient to fund our business requirements in the future, including debt service obligations, cash contractual obligations, capital expenditures, dividend payments and potential future acquisitions.
We operate a centralized cash management system using zero-balance disbursement accounts; therefore, our operating cash balance requirements are minimal. When cash on hand is not sufficient to fund daily working capital requirements, we issue commercial paper or draw down on our bank lines of credit. During 2009, bank borrowings generally were more expensive than commercial paper. Since July 2009, we have funded all our short-term cash needs by issuing commercial paper ranging in maturity from overnight to 91 days. The amount outstanding during the second half of 2009 averaged $279.8 million. The weighted average all-in interest rate, including commissions paid to commercial paper broker dealers and the cost of back-up lines of credit, was 0.59% during that period and was 0.49% at year-end.
Current maturities and short-term borrowings
As of December 31, 2009, we have $385.4 million of current maturities of long-term debt that are due as follows:

2010
in millions	Maturities

First quarter	$15.0
Second quarter	15.0
Third quarter	15.0
Fourth quarter	340.0

There are various maturity dates for the remaining $0.4 million. We expect to retire this debt using available cash generated from operations, by issuing commercial paper or drawing on our line of credit or by accessing the capital markets.
Net short-term borrowings at December 31 consisted of the following (in millions of dollars):

	2009	2008

Bank borrowings	$0.0	$1,082.5
Commercial paper	236.5	0.0

Total short-term borrowings	$236.5	$1,082.5

Bank borrowings
Maturity	n/a	2 days
Weighted-average interest rate	n/a	1.63%
Commercial paper
Maturity	42 days	n/a
Weighted-average interest rate	0.39%	n/a

Our outstanding bank credit facility, which provides $1.5 billion of liquidity, expires November 16, 2012. Borrowings under this credit facility, which are classified as short-term, bear an interest rate based on London Interbank Offer Rate (LIBOR) plus a credit spread. This credit spread was 30 basis points (0.3%) based on our long-term debt ratings at December 31, 2009. As of December 31, 2009, there were no borrowings under the $1.5 billion line of credit, $236.5 million was used to support outstanding commercial paper and $59.2 million was used to back outstanding letters of credit, resulting in available lines of credit of $1,204.3 million. This amount provides a sizable level of borrowing capacity that strengthens our financial flexibility. Not only does it enable us to fund working capital needs, it provides liquidity to fund large expenditures, such as long-term debt maturities, on a temporary basis without being forced to issue long-term debt at times that are disadvantageous. Interest rates referable to borrowings under these credit lines are determined at the time of borrowing based on current market conditions for LIBOR. Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper.
     Short-term debt ratings/outlook
•	Standard and Poor’s — A-2/stable (last rating attained in August 2009)

•	Moody’s — P-2/negative (last rating attained in September 2009)
Working capital
Working capital, current assets less current liabilities, is a common measure of liquidity used to assess a company’s ability to meet short-term obligations. Our total current liabilities exceeded total current assets as follows:
•	$113.4 million in 2009

•	$769.2 million in 2008
The $655.8 million improvement in working capital reflects our focus on generating and conserving cash. During 2009, we managed production of aggregates to levels below current demand, resulting in reduced levels of inventory. While lowering inventory levels negatively impacted our earnings, it generated cash. Accounts and notes receivable decreased $89.0 million from 2008 to 2009 resulting from a 26% year-over-year decline in net sales. Despite the weak economy and lower sales, the collection period on our accounts receivable was relatively flat from 2008 to 2009. Proceeds from long-term debt issued in February and proceeds from stock issued in June were primarily used to reduce short-term borrowings by $846.0 million.
Cash flows
Cash flows from operating activities
Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization and goodwill impairment.

in millions	2009	2008	2007

Net earnings	$30.3	$0.9	$450.9
Depreciation, depletion, accretion and amortization	394.6	389.1	271.5
Goodwill impairment	0.0	252.7	0.0
Other operating cash flows, net	28.1	(207.5)	(14.3)

Net cash provided by operating activities	$453.0	$435.2	$708.1

Net earnings before noncash deductions for depreciation, depletion, accretion and amortization, and goodwill impairment were $424.9 million in 2009 compared to $642.6 million in 2008. Despite the $217.7 million decrease in earnings before these noncash deductions, we were able to increase cash provided by operating activities by $17.8 million in 2009 compared to 2008. Our efforts to manage the business to generate cash are reflected in favorable year-over-year changes in our working capital accounts. Changes in working capital accounts generated $89.7 million of cash in 2009 as compared to using $86.7 million of cash in 2008.
Net cash provided by operating activities decreased by $272.9 million in 2008 compared to 2007. Net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization and goodwill impairment accounted for $79.7 million of the decrease. Reductions in trade payables and other accruals accounted for an additional $102.6 million decrease in cash provided by operating activities.

Cash flows from investing activities
Net cash used for investing activities totaled $80.0 million in 2009 compared to $189.0 million in 2008, a decrease of $109.0 million. We closely evaluated the nature and timing of all capital projects in an effort to conserve cash. The generally good condition of our property, plant & equipment afforded us the opportunity to delay expending replacement capital without reducing operating efficiency. Cash used for the purchase of property, plant & equipment totaled $109.7 million in 2009, down $243.5 million from 2008. These cash savings were partially offset by a year-over-year reduction in proceeds from the sale of businesses of $209.7 million. Cash used for investing activities in 2007 of $3,654.3 million was largely attributable to the acquisition of Florida Rock, which required cash payments of $3,239.0 million, net of cash acquired and including our direct transaction costs.
Cash flows from financing activities
Net cash used for financing activities totaled $361.0 million in 2009, compared to $270.8 million during 2008. Debt reduction and achieving target debt ratios remain a priority use of cash flows. During 2009, proceeds from issuing long-term debt of $394.6 million, net of debt issuance costs, and common stock of $606.5 million were primarily used to reduce total debt by $809.8 million. We reduced our dividend per share beginning in the third quarter of 2009 from $0.49 per quarter to $0.25 per quarter, resulting in $43.3 million of cash savings that further contributed to debt reduction. During 2008, proceeds from issuing long-term debt of $943.4 million were used to pay down short-term borrowings drawn during 2007 to fund the Florida Rock acquisition. Refer to Note 6 “Credit Facilities, Short-term Borrowings and Long-term Debt” in Item 8 “Financial Statements and Supplementary Data” for further discussion.
CAPITAL STRUCTURE AND RESOURCES
We actively manage our capital structure and resources consistent with the policies, guidelines and objectives listed below in order to maximize shareholder wealth, as well as to attract equity and fixed income investors who support us by investing in our stock and debt securities. We pursue attractive investment opportunities and fund acquisitions using internally generated cash or by issuing debt or equity securities.
•	Maintain our investment grade ratings

•	Maintain debt ratios within what we believe to be prudent and generally acceptable limits of 35% to 40% of total capital

•	Pay out a reasonable share of net cash provided by operating activities as dividends
Being a leader in the U.S. aggregates industry and maintaining investment grade credit ratings has afforded us the opportunity to raise debt and equity capital even in some of the most challenging times in the modern history of U.S. capital markets. During 2009, we completed two financing transactions in the face of unsettled economic conditions and during a period of very weak markets for our products. These transactions strengthened our balance sheet and improved our financial flexibility. In February, we issued $400 million of debt capital, using the proceeds to retire $250 million of 10-year notes (that matured April 1, 2009) and increase liquidity. In June, we completed a public equity offering that was significantly oversubscribed and yielded $520.0 million in net proceeds. Proceeds were used to reduce leverage to a level closer to our target debt to equity ratio of 35% to 40%. At the same time as our equity offering, we reduced the quarterly dividend for the first time in our history. The lower quarterly dividend will reduce annualized cash outflows by about $120 million. We issued an additional $86.6 million of equity in 2009 to fund the acquisition of two quarries and to fund share requirements in our 401(k) plans.

Long-term debt
The calculations of our total debt as a percentage of total capital and the weighted-average stated interest rates on our long-term debt as of December 31 are summarized below (amounts in millions, except percentages):

	2009	2008

Debt
Current maturities of long-term debt	$385.4	$311.7
Short-term borrowings	236.5	1,082.5
Long-term debt	2,116.1	2,153.6

Total debt	$2,738.0	$3,547.8

Capital
Total debt	$2,738.0	$3,547.8
Shareholders’ equity [1]	4,052.0	3,553.8

Total capital	$6,790.0	$7,101.6

Total debt as a percentage of total capital	40.3%	50.0%

Long-term debt — weighted-average stated interest rate	7.69%	6.72%

[1]	As restated for 2008, see Note 20 to the consolidated financial statements.
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
     Long-term debt ratings/outlook
•	Standard and Poor’s — BBB/stable (last rating attained in August 2009)

•	Moody’s — Baa2/negative (last rating attained in September 2009)
Equity
Common stock activity is summarized below (in thousands of shares):

	2009	2008	2007

Common stock shares at January 1, issued and outstanding	110,270	108,234	139,705

Common stock issuances
Public offering	13,225	0	0
Acquisitions	789	1,152	12,604
401(k) savings and retirement plan	1,135	0	0
Share-based compensation plans	493	884	26
Cancellation of treasury stock	0	0	(44,101)

Common stock shares at December 31, issued and outstanding	125,912	110,270	108,234

In June 2009, we completed a public offering of common stock ($1 par value) resulting in the issuance of 13.2 million shares for net proceeds of $520.0 million.
As explained in more detail in Note 13 “Shareholders’ Equity” in Item 8 “Financial Statements and Supplementary Data,” common stock issued in connection with business acquisitions were 0.8 million shares in 2009, 1.2 million shares in 2008 and 12.6 million shares in 2007.

During 2009, we issued 1.1 million shares of common stock to the trustee of our 401(k) savings and retirement plans and received proceeds of $52.7 million. These issuances were made to satisfy the plan participants’ elections to invest in Vulcan’s common stock. This arrangement provides a means of improving cash flow, increasing shareholders’ equity and reducing leverage.
There were no shares held in treasury as of December 31, 2009, 2008 and 2007. The number of shares remaining under the current purchase authorization of the Board of Directors was 3,411,416 as of December 31, 2009.
CASH CONTRACTUAL OBLIGATIONS
Our obligations to make future payments under contracts as of December 31, 2009 are summarized in the table below (in millions of dollars):

		Payments Due by Year
	Note Reference	2010	2011-2012	2013-2014	Thereafter	Total

Cash Contractual Obligations
Short-term borrowings
Lines of credit / commercial paper [1]	Note 6	$236.5	$0.0	$0.0	$0.0	$236.5
Interest payments		0.0	0.0	0.0	0.0	0.0
Long-term debt
Principal payments	Note 6	385.4	437.7	260.3	1,422.0	2,505.4
Interest payments	Note 6	165.0	289.5	228.0	699.0	1,381.5
Operating leases	Note 7	27.1	41.1	20.4	29.5	118.1
Mineral royalties	Note 12	15.6	24.8	18.6	134.2	193.2
Unconditional purchase obligations
Capital	Note 12	8.0	0.9	0.0	0.0	8.9
Noncapital[2]	Note 12	20.9	28.2	14.7	13.8	77.6
Benefit plans[3]	Note 10	42.6	94.6	107.9	313.7	558.8

Total cash contractual obligations[4,5]		$901.1	$916.8	$649.9	$2,612.2	$5,080.0

[1]	Lines of credit represent borrowings under, or commerical paper backed by, our five-year credit facility which expires November 16, 2012.

[2]	Noncapital unconditional purchase obligations relate primarily to transportation and electrical contracts.

[3]	Payments in “Thereafter” column for benefit plans are for the years 2015-2019.

[4]	The above table excludes discounted asset retirement obligations in the amount of $167.8 million at December 31, 2009, the majority of which have an estimated settlement date beyond 2014 (see Note 17 “Asset Retirement Obligations” in Item 8 “Financial Statements and Supplementary Data”).

[5]	The above table excludes unrecognized tax benefits in the amount of $21.0 million at December 31, 2009, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these uncertain tax positions (for more details, see Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”)
We estimate cash requirements for income taxes in 2010 to be $23.5 million, including the effect of refunds from overpayments during 2009.
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
Our standby letters of credit as of December 31, 2009 are summarized in the table below (in millions of dollars):

Standby Letters of Credit
Risk management requirement for insurance claims	$36.2
Payment surety required by utilities	0.1
Contractual reclamation/restoration requirements	11.9
Financing requirement for industrial revenue bond	14.2

Total standby letters of credit	$62.4

Of the total $62.4 million outstanding standby letters of credit, $59.2 million is backed by our $1,500.0 million bank credit facility which expires November 16, 2012.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our results of operations, financial position, liquidity, capital expenditures or capital resources.
CRITICAL ACCOUNTING POLICIES
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data.” The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.
We believe the following critical accounting policies require the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Goodwill and goodwill impairment
Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. As of December 31, 2009, goodwill totaled $3,094.0 million and represents 36% of total assets.

How we test goodwill for impairment
Goodwill is tested for impairment at the reporting unit level using a two-step process. We have identified 13 reporting units, representing operations or groups of operations one level below our operating segments.
Step One
Compares the fair value of a reporting unit to its carrying value, including goodwill.
If the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired.
If the carrying value of a reporting unit exceeds its fair value, we go to step two to measure the amount of impairment loss, if any.
Step Two
Compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.
The implied fair value of goodwill is determined by hypothetically allocating the fair value of the reporting unit to its identifiable assets and liabilities in a manner consistent with a business combination, with any excess fair value representing implied goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
How we determine carrying value and fair value
The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and earnings multiples of comparable companies. We consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the implied fair values to our market capitalization.
Our assumptions
We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.
The significant assumptions in our discounted cash flow models include our estimate of future profitability, capital requirements, and the discount rate. The profitability estimates used in the models were derived from internal operating budgets and forecasts for long-term demand and pricing in our industry. Estimated capital requirements reflect replacement capital estimated on a per ton basis and acquisition capital necessary to support growth estimated in the models. The discount rate was derived using a capital asset pricing model.
Results of our 2009 impairment tests
Historically, we performed our annual goodwill impairment test as of January 1. In order to better align our annual goodwill impairment test with our budgeting and forecasting process, to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, during the fourth quarter of 2009, we changed the date on which we perform our annual goodwill impairment test from January 1 to November 1. We believe that this accounting change is an alternative method of applying an accounting principle that is preferable under the circumstances. The results of the annual impairment tests performed as of November 1, 2009 indicated that the fair values of all reporting units exceeded their carrying values by a substantial margin.
The results of the annual impairment tests performed as of January 1, 2009 indicated that the carrying value of our Cement reporting unit exceeded its fair value. Based on the results of the second step of the impairment test, we concluded that the entire amount of goodwill at this reporting unit was impaired, and recorded a $252.7 million pretax goodwill impairment charge for the year ended December 31, 2008.
For additional information regarding goodwill, see Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”
Impairment of long-lived assets excluding goodwill
We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2009, property, plant & equipment, net represents 45% of total assets and other intangible assets, net represents 8% of total assets. An impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.
For additional information regarding long-lived assets and intangible assets, see Note 4 “Property, Plant & Equipment” and Note 18 “Goodwill and Intangible Assets” in Item 8 ”Financial Statements and Supplementary Data.”
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
In determining the fair value of the obligation, we estimate the cost for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.
In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, we use a weighted-average settlement date considering the probabilities of each alternative.
We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment of an existing mineral lease. Examples of events that would trigger a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility.
The carrying value of these obligations is $167.8 million as of December 31, 2009. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations), see Note 17 “Asset Retirement Obligations” in Item 8 “Financial Statements and Supplementary Data.”

Pension and other postretirement benefits
Accounting for pension and postretirement benefits requires that we make significant assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:
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
Each year we review our assumptions about the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.
In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. At December 31, 2009, the discount rate for our plans ranged from 5.2% to 6.0%. An analysis of the duration of plan liabilities and the yields for corresponding high-quality bonds is used in the selection of the discount rate.
In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2009, the expected return on plan assets remained 8.25%.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2009, the inflation component of the assumed rate of compensation increase remained at 2.25%. In addition, based on future expectations of merit and productivity increases, the weighted-average component of the salary increase assumption decreased to 1.15%.
In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2009, our assumed rate of increase in the per capita cost of covered healthcare benefits remains at 8.5% for 2010, decreasing each year until reaching 5.0% in 2017 and remaining level thereafter.

Changes to the assumptions listed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a change in certain assumptions (in millions of dollars):

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
	in Benefit Obligation	in Benefit Cost	in Benefit Obligation	in Benefit Cost

Actuarial Assumptions
Discount rate:
Pension	$(41.5)	$(1.5)	$46.0	$2.2
Other postretirement benefits	(4.4)	(0.2)	4.8	0.2
Expected return on plan assets	not applicable	(2.8)	not applicable	2.8
Rate of compensation increase (for salary-related plans)	8.4	1.2	(7.7)	(1.1)
Rate of increase in the per capita cost of covered healthcare benefits	5.3	0.7	(4.7)	(0.6)

During 2009, the fair value of assets increased from $419.0 million to $493.6 million due primarily to investment returns and contributions to the pension plans of $27.6 million. The fair value of assets reflects a $48.0 million write-down recognized in 2008 for certain assets invested at Westridge Capital Management, Inc. (WCM). In February 2009, the New York District Court appointed a receiver over WCM due to allegations of fraud and other violations of federal commodities and securities laws by principles of WCM. In light of these allegations, we reassessed the fair value of our investments at WCM.
During 2010, we expect to recognize net periodic pension expense of approximately $18.5 million and net periodic postretirement expense of approximately $11.3 million compared to $16.2 million and $10.7 million, respectively, in 2009. The increase in pension expense is due primarily to the decrease in discount rate and for the qualified pension plans, the 2008 asset losses subject to amortization. Normal cash payments made for pension benefits in 2010 under the unfunded plans are estimated at $4.1 million. We expect to make contributions totaling $72.5 million to the funded pension plans during 2010. It is anticipated that these contributions, along with existing funding credits, are sufficient to fund projected minimum required contributions until the 2013 plan year. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.
For additional information regarding pension and other postretirement benefits, see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data.”
Environmental compliance
Our environmental compliance costs include maintenance and operating costs for pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. We expense or capitalize environmental expenditures for current operations or for future revenues consistent with our capitalization policy. We expense expenditures for an existing condition caused by past operations that do not contribute to future revenues. We accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost. At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of varying factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur.
When a range of probable loss can be estimated, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2009, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $5.0 million. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates, including key assumptions, for accruing environmental compliance costs; however, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.
For additional information regarding environmental compliance costs, see Note 8 “Accrued Environmental Remediation Costs” in Item 8 “Financial Statements and Supplementary Data.”
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
Income taxes
Our effective tax rate
We file various federal, state and foreign income tax returns, including some returns that are consolidated with subsidiaries. We account for the current and deferred tax effects of such returns using the asset and liability method. Our current and deferred tax assets and liabilities reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the current and deferred assets and liabilities. Annually, we compare the liabilities calculated for our federal, state and foreign income tax returns to the estimated liabilities calculated as part of the year end income tax provision. Any adjustments are reflected in our current and deferred tax assets and liabilities.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income, and we will record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We take into account such factors as prior earnings history, expected future taxable income, mix of taxable income in the jurisdictions in which we operate, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
Foreign earnings
U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies for each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.

Unrecognized tax benefits
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
Statutory depletion
Our largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.” The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings.
The American Jobs Creation Act of 2004
The American Jobs Creation Act of 2004 created a new deduction for certain domestic production activities as described in Section 199 of the Internal Revenue Code. Generally, this deduction, subject to certain limitations, was set at 6% for 2007 through 2009 and increases to 9% in 2010 and thereafter. The estimated impact of this deduction on the 2009, 2008 and 2007 effective tax rates is presented in Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”
NEW ACCOUNTING STANDARDS
For a discussion of accounting standards recently adopted and pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption New Accounting Standards.
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
Capital expenditures
Capital expenditures include capitalized replacements of and additions to property, plant & equipment, including capitalized leases, renewals and betterments. Capital expenditures exclude property, plant & equipment obtained by business acquisitions.
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
Capital expenditures classified as environmental control do not reflect those expenditures for environmental control activities that are expensed currently, including industrial health programs. Such expenditures are made on a continuing basis and at significant levels. Frequently, profit-adding and major replacement projects also include expenditures for environmental control purposes.
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
In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. At December 31, 2009, we recognized a liability of $11.2 million (included in other accrued liabilities), equal to the fair value of this swap. At December 31, 2008, we recognized a liability of $16.2 million, equal to the fair value of this swap (included in other noncurrent liabilities). A decline in interest rates of 0.75 percentage point would increase the fair market value of our liability by approximately $1.9 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At December 31, 2009, the estimated fair value of our long-term debt instruments including current maturities was $2,685.9 million as compared to a book value of $2,501.5 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available to management as of the measurement date. Although management is not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair market value of our liability by approximately $134.1 million.
At December 31, 2009, we had $175.0 million outstanding under our 3-year syndicated term loan established in June 2008. These borrowings bear interest at variable rates, principally LIBOR plus a spread based on our long-term credit rating. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Vulcan Materials Company:
We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2009 and December 31, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vulcan Materials Company and its subsidiary companies as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Birmingham, Alabama
February 26, 2010

CONSOLIDATED STATEMENTS OF EARNINGS
Vulcan Materials Company and Subsidiary Companies

For the years ended December 31	2009	2008	2007
Amounts and shares in thousands, except per share data		(As Restated,
		See Note 20)
Net sales	$2,543,707	$3,453,081		$3,090,133
Delivery revenues	146,783	198,357		237,654

Total revenues	2,690,490	3,651,438		3,327,787

Cost of goods sold	2,097,745	2,703,369		2,139,230
Delivery costs	146,783	198,357		237,654

Cost of revenues	2,244,528	2,901,726		2,376,884

Gross profit	445,962	749,712		950,903
Selling, administrative and general expenses	321,608	342,584		289,604
Goodwill impairment	0	252,664		0
Gain on sale of property, plant & equipment and businesses, net	27,104	94,227		58,659
Other operating income (expense), net	(3,006)	411		(5,541)

Operating earnings	148,452	249,102		714,417
Other income (expense), net	5,307	(4,357)		(5,322)
Interest income	2,282	3,126		6,625
Interest expense	175,262	172,813		48,218

Earnings (loss) from continuing operations before income taxes	(19,221)	75,058		667,502
Provision for income taxes
Current	6,106	92,346		199,931
Deferred	(43,975)	(20,655)		4,485

Total provision for income taxes	(37,869)	71,691		204,416

Earnings from continuing operations	18,648	3,367		463,086
Earnings (loss) on discontinued operations, net of income taxes (Note 2)	11,666	(2,449)		(12,176)

Net earnings	$30,314	$918		$450,910

Basic earnings (loss) per share
Continuing operations	$0.16	$0.03		$4.77
Discontinued operations	$0.09	$ (0.02)	$	(0.12)
Net earnings per share	$0.25	$0.01		$4.65
Diluted earnings (loss) per share
Continuing operations	$0.16	$0.03		$4.66
Discontinued operations	$0.09	$ (0.02)	$	(0.12)
Net earnings per share	$0.25	$0.01		$4.54

Dividends declared per share	$1.48	$1.96		$1.84
Weighted-average common shares outstanding	118,891	109,774		97,036
Weighted-average common shares outstanding, assuming dilution	119,430	110,954		99,403

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Vulcan Materials Company and Subsidiary Companies

As of December 31	2009	2008
Amounts and shares in thousands, except per share data		(As Restated,
		See Note 20)
Assets
Current assets
Cash and cash equivalents	$22,265	$10,194
Medium-term investments	4,111	36,734
Accounts and notes receivable
Customers, less allowance for doubtful accounts 2009 — $8,722; 2008 — $8,711	254,753	326,204
Other	13,271	30,773
Inventories	325,033	364,311
Deferred income taxes	57,967	71,205
Prepaid expenses	50,817	54,469
Assets held for sale	15,072	0

Total current assets	743,289	893,890
Investments and long-term receivables	33,283	27,998
Property, plant & equipment, net	3,874,671	4,155,812
Goodwill	3,093,979	3,085,468
Other intangible assets, net	682,643	673,792
Other assets	105,085	79,664

Total assets	$8,532,950	$8,916,624

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$385,381	$311,685
Short-term borrowings	236,512	1,082,500
Trade payables and accruals	121,324	147,104
Accrued salaries, wages and management incentives	38,148	44,858
Accrued interest	9,458	14,384
Other accrued liabilities	65,503	62,535
Liabilities of assets held for sale	369	0

Total current liabilities	856,695	1,663,066
Long-term debt	2,116,120	2,153,588
Deferred income taxes	887,268	920,475
Deferred management incentive and other compensation	33,327	34,770
Pension benefits	212,033	198,415
Other postretirement benefits	109,990	105,560
Asset retirement obligations	167,757	173,435
Other noncurrent liabilities	97,738	113,563

Total liabilities	4,480,928	5,362,872

Other commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $1 par value - 125,912 shares issued as of 2009 and 110,270 shares issued as of 2008	125,912	110,270
Capital in excess of par value	2,368,228	1,734,835
Retained earnings	1,752,240	1,893,929
Accumulated other comprehensive loss	(194,358)	(185,282)

Total shareholders’ equity	4,052,022	3,553,752

Total liabilities and shareholders’ equity	$8,532,950	$8,916,624

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Vulcan Materials Company and Subsidiary Companies

For the years ended December 31	2009	2008	2007
Amounts in thousands		(As Restated,
		See Note 20)
Operating Activities
Net earnings	$30,314	$918	$450,910
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	394,612	389,060	271,475
Goodwill impairment	0	252,664	0
Net gain on sale of property, plant & equipment and businesses	(27,916)	(94,227)	(58,659)
Contributions to pension plans	(27,616)	(3,127)	(1,808)
Share-based compensation	23,120	19,096	16,942
Excess tax benefits from share-based compensation	(2,072)	(11,209)	(29,220)
Deferred tax provision	(43,773)	(19,756)	7,427
(Increase) decrease in assets before initial effects of business acquisitions and dispositions
Accounts and notes receivable	79,930	61,352	44,779
Inventories	39,289	(7,630)	(29,508)
Prepaid expenses	4,127	(23,425)	27,191
Other assets	(27,670)	(13,568)	(17,252)
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions
Accrued interest and income taxes	(2,854)	8,139	47,947
Trade payables and other accruals	(30,810)	(125,167)	(22,541)
Other noncurrent liabilities	28,263	15,128	(20,967)
Other, net	16,091	(13,063)	21,428

Net cash provided by operating activities	453,035	435,185	708,144

Investing Activities
Purchases of property, plant & equipment	(109,729)	(353,196)	(483,322)
Proceeds from sale of property, plant & equipment	17,750	25,542	88,939
Proceeds from sale of businesses	16,075	225,783	30,560
Payment for businesses acquired, net of acquired cash	(36,980)	(84,057)	(3,297,898)
Reclassification from cash equivalents to medium-term investments	0	(36,734)	0
Redemption of medium-term investments	33,282	0	0
Proceeds from loan on life insurance policies	0	28,646	0
Other, net	(400)	4,976	7,422

Net cash used for investing activities	(80,002)	(189,040)	(3,654,299)

Financing Activities
Net short-term borrowings (payments)	(847,963)	(1,009,000)	1,892,600
Payment of current maturities and long-term debt	(361,724)	(48,794)	(2,075)
Proceeds from issuance of long-term debt, net of discounts	397,660	949,078	1,223,579
Debt issuance costs	(3,033)	(5,633)	(9,173)
Settlements of forward starting interest rate swap agreements	0	(32,474)	(57,303)
Purchases of common stock	0	0	(4,800)
Proceeds from issuance of common stock	606,546	55,072	0
Dividends paid	(171,468)	(214,783)	(181,315)
Proceeds from exercise of stock options	17,327	24,602	35,074
Excess tax benefits from share-based compensation	2,072	11,209	29,220
Other, net	(379)	(116)	6

Net cash provided by (used for) financing activities	(360,962)	(270,839)	2,925,813

Net increase (decrease) in cash and cash equivalents	12,071	(24,694)	(20,342)
Cash and cash equivalents at beginning of year	10,194	34,888	55,230

Cash and cash equivalents at end of year	$22,265	$10,194	$34,888

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Vulcan Materials Company and Subsidiary Companies

					Accumulated
			Capital in		Other
	Common Stock[1]		Excess of	Retained	Comprehensive	Treasury Stock
Amounts and shares in thousands, except per share data	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Total

Balances at January 1, 2007 (As Restated, See Note 20)	139,705	$139,705	$191,695	$3,008,509	$(4,953)	(45,099)	$(1,298,074)	$2,036,882

Net earnings	0	0	0	450,910	0	0	0	450,910
Common stock issued
Acquisitions	12,604	12,604	1,423,883	0	0	0	0	1,436,487
Share-based compensation plans	26	26	26,566	0	0	1,042	10,858	37,450
Share-based compensation expense	0	0	16,942	0	0	0	0	16,942
Excess tax benefits from share-based compensation	0	0	29,220	0	0	0	0	29,220
Accrued dividends on share-based compensation awards	0	0	497	(497)	0	0	0	0
Purchases of common stock	0	0	0	0	0	(44)	(4,800)	(4,800)
Cash dividends on common stock	0	0	0	(181,315)	0	0	0	(181,315)
Fair value adjustment to cash flow hedges, net of reclassification adjustment	0	0	0	0	(55,922)	0	0	(55,922)
Adjustment for funded status of pension and postretirement benefit plans, net of reclassification adjustment	0	0	0	0	20,658	0	0	20,658
Cumulative effect of accounting change (Note 1, New Accounting Standards, 2007 — Uncertainty in Income Taxes)	0	0	0	(940)	0	0	0	(940)
Other	0	0	0	11	0	0	0	11
Cancellation of treasury stock	(44,101)	(44,101)	(80,938)	(1,166,977)	0	44,101	1,292,016	0

Balances at December 31, 2007 (As Restated, See Note 20)	108,234	$108,234	$1,607,865	$2,109,701	$(40,217)	0	$0	$3,785,583

Accounting Change (Note 1, New Accounting Standards, 2008 — Retirement Benefits Measurement Date)	0	0	0	(1,312)	8,981	0	0	7,669

Balances at January 1, 2008 adjusted for accounting change	108,234	$108,234	$1,607,865	$2,108,389	$(31,236)	0	$0	$3,793,252

Net earnings (As Restated, See Note 20)	0	0	0	918	0	0	0	918
Common stock issued
Acquisitions	1,152	1,152	78,948	0	0	0	0	80,100
Share-based compensation plans	884	884	17,130	0	0	0	0	18,014
Share-based compensation expense	0	0	19,096	0	0	0	0	19,096
Excess tax benefits from share-based compensation	0	0	11,209	0	0	0	0	11,209
Accrued dividends on share-based compensation awards	0	0	593	(593)	0	0	0	0
Cash dividends on common stock	0	0	0	(214,783)	0	0	0	(214,783)
Fair value adjustment to cash flow hedges, net of reclassification adjustment	0	0	0	0	(672)	0	0	(672)
Adjustment for funded status of pension and postretirement benefit plans, net of reclassification adjustment	0	0	0	0	(153,375)	0	0	(153,375)
Other	0	0	(6)	(2)	1	0	0	(7)

Balances at December 31, 2008 (As Restated, See Note 20)	110,270	$110,270	$1,734,835	$1,893,929	$(185,282)	0	$0	$3,553,752

Net earnings	0	0	0	30,314	0	0	0	30,314
Common stock issued
Public offering	13,225	13,225	506,768	0	0	0	0	519,993
Acquisitions	789	789	33,073	0	0	0	0	33,862
401(k) Trustee (Note 13)	1,135	1,135	51,556	0	0	0	0	52,691
Share-based compensation plans	493	493	16,279	0	0	0	0	16,772
Share-based compensation expense	0	0	23,120	0	0	0	0	23,120
Excess tax benefits from share-based compensation	0	0	2,072	0	0	0	0	2,072
Accrued dividends on share-based compensation awards	0	0	521	(521)	0	0	0	0
Cash dividends on common stock	0	0	0	(171,468)	0	0	0	(171,468)
Fair value adjustment to cash flow hedges, net of reclassification adjustment	0	0	0	0	7,154	0	0	7,154
Adjustment for funded status of pension and postretirement benefit plans, net of reclassification adjustment	0	0	0	0	(16,229)	0	0	(16,229)

Other	0	0	4	(14)	(1)	0	0	(11)

Balances at December 31, 2009	125,912	$125,912	$2,368,228	$1,752,240	$(194,358)	0	$0	$4,052,022

[1] Common stock, $1 par value, 480 million shares authorized in 2009, 2008 and 2007

For the years ended December 31		2009			2008			2007

Comprehensive income (loss)
Net earnings, As Restated for 2008, See Note 20		$30,314			$918			$450,910
Other comprehensive income (loss)		(9,075)			(154,047)			(35,264)

Total comprehensive income (loss) (As Restated for 2008, See Note 20)		$21,239			$(153,129)			$415,646

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation’s largest producer of construction aggregates, primarily crushed stone, sand and gravel; a major producer of asphalt mix and ready-mixed concrete and a leading producer of cement in Florida.
On November 16, 2007, we acquired 100% of the outstanding common stock of Florida Rock Industries, Inc. (Florida Rock), a leading producer of construction aggregates, cement, concrete and concrete products in the southeastern and mid-Atlantic states, in exchange for cash and stock. The acquisition further diversified the geographic scope of our operations.
Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Consolidated Statements of Earnings.
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
Medium-term investments
At December 31, 2009 and December 31, 2008, we held investments with principal balances totaling approximately $5,554,000 and $38,837,000, respectively, in money market and other money funds at The Reserve, an investment management company specializing in such funds. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we changed the classification of our investments in The Reserve funds from cash and cash equivalents to medium-term investments. Based on public statements issued by The Reserve and the maturity dates of the underlying investments, we believe that proceeds from the liquidation of the money funds in which we have investments will be received within twelve months of December 31, 2009, and therefore such investments have been classified as current.
During 2009 and the fourth quarter of 2008, The Reserve redeemed $33,282,000 and $258,000, respectively, of our investment. In addition, during the third quarter of 2008, we recognized a charge of $2,103,000 [included in other income (expense), net] to reduce the principal balance to an estimate of the fair value of our investment in these funds. During 2009, we recognized income [included in other income (expense), net] of $660,000 to increase the principal balance to an estimate of the fair value of our investment in these funds. See the caption Fair Value Measurements under this Note 1 for further discussion of the fair value determination. These adjustments resulted in balances as of December 31, 2009 and 2008 of $4,111,000 and $36,734,000, respectively, as reported on our accompanying Consolidated Balance Sheets.

Accounts and notes receivable
Accounts and notes receivable from customers result from our extending credit to trade customers for the purchase of our products. The terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to conform to regional industry practices, we sell product under extended payment terms, which may result in either secured or unsecured short-term notes; or, on occasion, notes with durations of less than one year are taken in settlement of existing accounts receivable. Other accounts and notes receivable result from short-term transactions (less than one year) other than the sale of our products, such as interest receivable; insurance claims; freight claims; tax refund claims; bid deposits or rents receivable. Additionally, as of December 31, 2008, other accounts and notes receivable include the current portion of a contingent earn-out agreement referable to the Chemicals business sale as described in Note 2. Receivables are aged and appropriate allowances for doubtful accounts and bad debt expense are recorded.
Inventories
Inventories and supplies are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method of valuation for most of our inventories because it results in a better matching of costs with revenues. Such costs include fuel, parts and supplies, raw materials, direct labor and production overhead. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Substantially all operating supplies inventory is carried at average cost. For additional information regarding our inventories, see Note 3.
Property, plant & equipment
Property, plant & equipment are carried at cost less accumulated depreciation, depletion and amortization. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. For additional information regarding our property, plant & equipment, see Note 4.
Repair and maintenance
Repair and maintenance costs generally are charged to operating expense as incurred. Renewals and betterments that add materially to the utility or useful lives of property, plant & equipment are capitalized and subsequently depreciated. Actual costs for planned major maintenance activities, related primarily to periodic overhauls on our oceangoing vessels, are capitalized and amortized to the next overhaul.
Depreciation, depletion, accretion and amortization
Depreciation is generally computed by the straight-line method at rates based on the estimated service lives of the various classes of assets, which include machinery and equipment (3 to 30 years), buildings (10 to 20 years) and land improvements (7 to 20 years).
Effective September 1, 2009, we changed our method of depreciation for our Newberry, Florida cement production facilities from straight-line to unit-of-production. We consider the change of depreciation method a change in accounting estimate effected by a change in accounting principle to be accounted for prospectively. The unit-of-production depreciation method is grounded on the assumption that depreciation of these assets is primarily a function of usage. The change to a unit-of-production method was based on information obtained by continued observation of the pattern of benefits derived from the cement plant assets and is preferable to a straight-line method as it results in depreciation that is more reflective of consumption of the assets. The effects of the partial year change in depreciation method increased 2009 earnings from continuing operations and net income by approximately $1,026,000, or $0.01 per basic and diluted share when compared to the results using the straight-line method.
Cost depletion on depletable quarry land is computed by the unit-of-production method based on estimated recoverable units.
Accretion reflects the period-to-period increase in the carrying amount of the liability for asset retirement obligations. It is computed using the same credit-adjusted, risk-free rate used to initially measure the liability at fair value. A significant portion of our intangible assets are contractual rights in place associated with zoning, permitting and other rights to access and extract aggregates reserves. Contractual rights in place associated with aggregates reserves are amortized using a unit-of-production method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method.
Leaseholds are amortized over varying periods not in excess of applicable lease terms or estimated useful life.
Amortization of intangible assets subject to amortization is computed based on the estimated life of the intangible assets.
We suspended depreciation and amortization expense upon our November 16, 2007 Florida Rock acquisition for sites that were required to be divested. These sites were divested in 2008. Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below (in thousands of dollars):

	2009	2008	2007

Depreciation	$361,530	$365,177	$253,764
Depletion	10,143	7,896	6,042
Accretion	8,802	7,082	5,866
Amortization of leaseholds and capitalized leases	180	178	185
Amortization of intangibles	13,957	8,727	5,618

Total depreciation, depletion, accretion and amortization	$394,612	$389,060	$271,475

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
The following table presents a summary of our assets and liabilities as of December 31, 2009 and 2008 that are subject to fair value measurement on a recurring basis (in thousands of dollars):

	Level 2
	2009	2008

Fair Value Recurring
Medium-term investments	$4,111	$36,734
Interest rate derivative	(11,192)	(16,247)
Foreign currency derivative	0	(19)

Net liability	$(7,081)	$20,468

The medium-term investments are comprised of money market and other money funds, as more fully described previously in this Note under the caption Medium-term Investments. We estimated the fair value of these funds by adjusting the investment principle to reflect a substantial write-down of the funds’ investments in securities of Lehman Brothers Holdings Inc. and by estimating a discount against our investment balances to allow for the risk that legal and accounting costs and pending or threatened claims and litigation against The Reserve and its management may reduce the principal available for distribution.
The interest rate derivative consists of an interest rate swap agreement applied to our $325.0 million 3-year notes issued December 2007 and is as more fully described in Note 5. This interest rate swap is measured at fair value based on the prevailing market interest rate as of the measurement date. The foreign currency derivative consists of a forward foreign currency exchange contract and is measured at fair value based on the foreign currency spot rate from an actively quoted market.
The carrying values of our cash equivalents, accounts and notes receivable, trade payables, accrued expenses and short-term borrowings approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 5 and 6, respectively.
Goodwill and goodwill impairment
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As of December 31, 2009, goodwill totaled $3,093,979,000, as compared to $3,085,468,000 at December 31, 2008. Total goodwill represents 36% of total assets at December 31, 2009, compared to 35% as of December 31, 2008.
Goodwill is reviewed for impairment annually or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Historically, we performed our annual goodwill impairment test as of January 1. In order to better align our annual goodwill impairment test with our budgeting and forecasting process, to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, during the fourth quarter of 2009, we changed the date on which we perform our annual goodwill impairment test from January 1 to November 1. We believe that this accounting change is an alternative method of applying an accounting principle that is preferable under the circumstances.
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
We have four operating segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. Within these four operating segments, we have identified 13 reporting units based primarily on geographic location. The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and earnings multiples of comparable companies. We consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the reporting unit fair values to our market capitalization.
The results of the first step of the annual impairment tests performed as of November 1, 2009 indicated that the fair values of the reporting units exceeded their carrying values by a substantial margin. Accordingly, there was no charge for goodwill impairment in the year ended December 31, 2009. The results of the annual impairment tests performed as of January 1, 2009 indicated that the carrying value of our Cement reporting unit exceeded its fair value. Based on the results of the second step of the impairment test, we concluded that the entire amount of goodwill at this reporting unit was impaired, and we recorded a $252,664,000 pretax goodwill impairment charge for the year ended December 31, 2008. The results of the first step of the annual impairment tests performed as of January 1, 2008 indicated that the fair values of the reporting units exceeded their carrying values by a substantial margin. Accordingly, there was no charge for goodwill impairment in the year ended December 31, 2007.
Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.
For additional information regarding goodwill, see Note 18.
Impairment of long-lived assets excluding goodwill
We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2009, property, plant & equipment, net represents 45% of total assets and other intangible assets, net represents 8% of total assets. An impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.
For additional information regarding long-lived assets and intangible assets, see Notes 4 and 18.
Company owned life insurance
We have Company Owned Life Insurance (COLI) policies that were acquired in the Florida Rock transaction in November 2007. The cash surrender values of these policies, loans outstanding against the policies and the net values included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31 are as follows (in thousands of dollars):

	2009	2008

Cash surrender value	$32,720	$30,235
Loans outstanding	32,710	30,225

Net value included in noncurrent assets	$10	$10

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
Other costs
Costs are charged to earnings as incurred for the start-up of new plants and for normal recurring costs of mineral exploration and research and development. Research and development costs for continuing operations totaled $1,541,000 in 2009, $1,546,000 in 2008 and $1,617,000 in 2007, and are included in selling, administrative and general expenses in the Consolidated Statements of Earnings.
Share-based compensation
We account for our share-based compensation awards using fair-value-based measurement methods. This results in the recognition of compensation expense for all stock-based compensation awards, including stock options, based on their fair value as of the grant date. For awards granted prior to January 1, 2006, compensation cost for all share-based compensation awards is recognized over the nominal (stated) vesting period. For awards granted subsequent to January 1, 2006, compensation cost is recognized over the requisite service period.
We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows. The $2,072,000, $11,209,000 and $29,220,000 in excess tax benefits classified as financing cash inflows for the years ended December 31, 2009, 2008 and 2007, respectively, in the accompanying Consolidated Statements of Cash Flows relate to the exercise of stock options and issuance of shares under long-term incentive plans.
A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2009 related to share-based awards granted to employees under our long-term incentive plans is presented below (in thousands of dollars):

	Unrecognized	Expected
	Compensation	Weighted-average
	Expense	Recognition (Years)

Stock options/SOSARs	$11,904	0.9
Performance shares	6,616	1.8
Deferred stock units	2,123	1.5

Total/weighted-average	$20,643	1.3

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below (in thousands of dollars):

	2009	2008	2007

Pretax compensation expense	$21,861	$17,800	$18,261
Income tax benefits	8,915	7,038	7,319

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
In determining the fair value of the obligation, we estimate the cost for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.
In estimating the settlement date, we evaluate the current facts and conditions to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, we use a weighted-average settlement date considering the probabilities of each alternative.
We review reclamation obligations at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment of an existing mineral lease. Examples of events that would trigger a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility.
The carrying value of these obligations is $167,757,000 as of December 31, 2009. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations), see Note 17.
Pension and other postretirement benefits
Accounting for pension and postretirement benefits requires that we make significant assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:
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
ASC 715, “Compensation Retirement Benefits,” Sections 30-35 and 60-35 provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of actual results allows for a smoothed recognition in earnings of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The differences between actual results and expected or estimated results are recognized in full in other comprehensive income. Amounts recognized in other comprehensive income are reclassified to earnings in a systematic manner over the average remaining service period of active employees expected to receive benefits under the plan.
For additional information regarding pension and other postretirement benefits, see Note 10.
Environmental compliance
Our environmental compliance costs include maintenance and operating costs for pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. We expense or capitalize environmental expenditures for current operations or for future revenues consistent with our capitalization policy.

We expense expenditures for an existing condition caused by past operations that do not contribute to future revenues. We accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost. At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of varying factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur.
When a range of probable loss can be estimated, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2009, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $5,024,000. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates, including key assumptions, for accruing environmental compliance costs; however, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.
For additional information regarding environmental compliance costs, see Note 8.
Claims and litigation including self-insurance
We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers’ compensation up to $2,000,000 per occurrence and automotive and general/product liability up to $3,000,000 per occurrence. We have excess coverage on a per occurrence basis beyond these deductible levels.
Under our self-insurance program, we aggregate certain claims and litigation costs that are reasonably predictable based on our historical loss experience and accrue losses, including future legal defense costs, based on actuarial studies. Certain claims and litigation costs, due to their unique nature, are not included in our actuarial studies. We use both internal and outside legal counsel to assess the probability of loss, and establish an accrual when the claims and litigation represent a probable loss and the cost can be reasonably estimated. For matters not included in our actuarial studies, legal defense costs are accrued when incurred The following table outlines our liabilities at December 31 under our self-insurance program (in thousands of dollars):

	2009	2008

Liabilities (undiscounted)	$60,072	$61,206
Accrued liabilities (discounted)	56,998	57,752
Discount rate	1.77%	1.96%

Estimated payments (undiscounted) under our self insurance program for the five years subsequent to December 31, 2009 are as follows (in thousands of dollars):

Estimated payments for five subsequent years
2010	$18,914
2011	11,817
2012	7,920
2013	5,649
2014	3,652

Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.
Income taxes
We file various federal, state and foreign income tax returns, including some returns that are consolidated with subsidiaries. We account for the current and deferred tax effects of such returns using the asset and liability method. Our current and deferred tax assets and liabilities reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the current and deferred assets and liabilities.

Annually, we compare the liabilities calculated for our federal, state and foreign income tax returns to the estimated liabilities calculated as part of the year end income tax provision. Any adjustments are reflected in our current and deferred tax assets and liabilities.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income, and we will record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We take into account such factors as prior earnings history, expected future taxable income, mix of taxable income in the jurisdictions in which we operate, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies for each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.
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
Our largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note 9. The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings.
The American Jobs Creation Act of 2004 created a new deduction for certain domestic production activities as described in Section 199 of the Internal Revenue Code. Generally, this deduction, subject to certain limitations, was set at 6% for 2007 through 2009 and increases to 9% in 2010 and thereafter. The estimated impact of this deduction on the 2009, 2008 and 2007 effective tax rates is presented in Note 9.

Comprehensive income (loss)
We report comprehensive income (loss) in our Consolidated Statements of Shareholders’ Equity. Comprehensive income includes charges and credits to equity from nonowner sources. Comprehensive income comprises two subsets: net earnings and other comprehensive income (loss). Other comprehensive income (loss) includes fair value adjustments to cash flow hedges, and actuarial gains or losses and prior service costs related to pension and postretirement benefit plans.
Earnings per share (EPS)
We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below (in thousands of shares):

	2009	2008	2007

Weighted-average common shares outstanding	118,891	109,774	97,036
Dilutive effect of
Stock options/SOSARs	269	905	1,903
Other stock compensation plans	270	275	464

Weighted-average common shares outstanding, assuming dilution	119,430	110,954	99,403

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for the years ended December 31 are as follows (in thousands of shares):

	2009	2008	2007

Antidilutive common stock equivalents	3,661	2,130	407

NEW ACCOUNTING STANDARDS
Accounting standards recently adopted
2009 — Retirement benefit disclosures
As of and for the annual period ended December 31, 2009, we adopted the disclosure standards for retirement benefits as codified in ASC 715 (formerly FSP FAS 132(R)-1), which requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. As a result of our adoption of this standard, we enhanced our annual benefit plan disclosures as reflected in Note 10.
2009 — Measuring liabilities at fair value
On October 1, 2009, we adopted Auditing Standard Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides guidance on measuring the fair value of liabilities under ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), [formerly Statement of Financial Accounting Standards (SFAS) No. 157]. Our adoption of ASU 2009-05 did not materially affect our results of operations, financial position or liquidity.
2009 — Business combinations
On January 1, 2009, we adopted business combination standards codified in ASC Topic 805, “Business Combinations” (ASC 805) [formerly SFAS No. 141(R)], which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition-date fair value. ASC 805 applies whenever an acquirer obtains control of one or more businesses. This standard requires prospective application for business combinations consummated after adoption. Our adoption of this standard had no impact on our results of operations, financial position or liquidity.

2009 — Noncontrolling interests
On January 1, 2009, we adopted standards governing the accounting and reporting of noncontrolling interests as codified in ASC Topic 810, “Consolidation” (ASC 810) (formerly SFAS No. 160). ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of this standard did not materially affect our results of operations, financial position or liquidity.
2009 — Derivative instruments and hedging activities disclosures
On January 1, 2009, we adopted disclosure standards for derivative instruments and hedging activities as codified in ASC Topic 815, “Derivatives and Hedging” (ASC 815) (formerly SFAS No. 161). As a result of our adoption of this standard, we enhanced our annual disclosure of derivative instruments and hedging activities as reflected in Note 5.
2009/2008 — Fair value measurement
On January 1, 2009, we adopted fair value measurement standards codified in ASC 820 for nonfinancial assets and liabilities. ASC 820 defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted fair value measurement standards with respect to financial assets and liabilities and elected to defer our adoption of this standard for nonfinancial assets and liabilities. Our adoption of these standards did not materially affect our results of operations, financial position or liquidity.
See the caption Fair Value Measurements under this Note 1 for disclosures related to financial assets and liabilities pursuant to the requirements of ASC 820.
2008 — Retirement benefits measurement date
On January 1, 2008, we adopted the measurement date provision of ASC Topic 715, “Compensation - Retirement Benefits” (ASC 715) (formerly SFAS No. 158). ASC 715 requires an employer to measure the plan assets and benefit obligations as of the date of its year-end balance sheet. This requirement was effective for fiscal years ending after December 15, 2008. Upon adopting the measurement date provision, we remeasured plan assets and benefit obligations as of January 1, 2008. This remeasurement resulted in an increase to noncurrent assets of $15,011,000, an increase to noncurrent liabilities of $2,238,000, an increase to deferred tax liabilities of $5,104,000, a decrease to retained earnings of $1,312,000 and an increase to accumulated other comprehensive income, net of tax, of $8,981,000.
2007 — Accounting for uncertainty in income taxes
On January 1, 2007, we adopted the provisions of ASC Topic 740, “Income Taxes” (ASC 740) (formerly FIN 48), that deals with the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.
As a result of the implementation of these provisions, as of January 1, 2007, we increased the liability for unrecognized tax benefits by $2,420,000, increased deferred tax assets by $1,480,000 and reduced retained earnings by $940,000. The total liability for unrecognized tax benefits as of January 1, 2007, amounted to $11,760,000, including interest and penalties.
See Note 9 for the tabular reconciliation of unrecognized tax benefits.
Accounting standards pending adoption
Variable interest entities — In June 2009, the Financial Accounting Standards Board (FASB) amended the consolidation guidance related to variable interest entities including removing the scope exemption for qualifying special-purpose entities (this standard has not been codified but was issued by the FASB as SFAS No. 167). This standard is effective as of the first fiscal year that begins after November 15, 2009 with early adoption prohibited.

We do not expect our adoption of this standard to have a material effect on our results of operations, financial position or liquidity.
Enhanced disclosures for fair value measurements — In January 2009, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements” (ASU 2010-6). ASU 2010-6 adds disclosure requirements about fair value measurements and clarifies the level of disaggregation required for existing fair value disclosures. Additionally, this ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. With the exception of the separate disclosures about purchases, sales, issuances and settlements, which are effective for periods beginning after December 15, 2010, the standard is effective for periods beginning after December 15, 2009. We expect to adopt these new disclosure requirements in the first quarters of 2010 and 2011.
Use of estimates in the preparation of financial statements
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates.
NOTE 2 DISCONTINUED OPERATIONS
In June 2005, we sold substantially all the assets of our Chemicals business, known as Vulcan Chemicals, to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements subject to certain conditions. The first earn-out agreement was based on ECU and natural gas prices during the five-year period beginning July 1, 2005, and was capped at $150,000,000 (ECU earn-out or ECU derivative). During 2007, we received the final payment under the ECU earn-out of $22,142,000, bringing cumulative cash receipts to the $150,000,000 cap. Upward adjustments to the fair value of the ECU earn-out subsequent to closing, which totaled $51,070,000, were recorded in continuing operations, and therefore did not contribute to the gain or loss on the sale of the Chemicals business. During 2007, we recognized a gain related to changes in the fair value of the ECU earn-out of $1,929,000 (reflected as a component of other income, net in our Consolidated Statements of Earnings).
Proceeds under the second earn-out agreement are based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount is shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume. At the June 7, 2005 closing date, the value assigned to the 5CP earn-out was limited to an amount that resulted in no gain on the sale of the business, as such gain was contingent in nature. A gain on disposal of the Chemicals business is recognized to the extent cumulative cash receipts under the 5CP earn-out exceed the initial value recorded.
Through December 31, 2009, we have received a total of $33,913,000 under the 5CP earn-out. During 2009, we received payments totaling $11,625,000 related to the year ended December 31, 2008. As these cash receipts exceeded the carrying amount of the 5CP receivable, during 2009 we recorded a gain on disposal of discontinued operations of $812,000. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2008 and 2007, we received payments of $10,014,000 and $8,418,000, respectively, under the 5CP earn-out related to the respective years ended December 31, 2007 and December 31, 2006.

The carrying amounts of the 5CP earn-out as of December 31 are reflected in the accompanying Consolidated Balance Sheets as follows (in thousands of dollars):

	2009	2008

5CP earn-out
Accounts and notes receivable — other	$0	$9,737
Other noncurrent liabilities	0	1,077

Total	$0	$10,814

We are liable for a cash transaction bonus payable in the future to certain key former Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. Amounts due are payable annually based on the prior year’s results. Based on the total cumulative receipts from the two earn-outs, we paid $521,000 in transaction bonuses during 2009.
The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Earnings for all periods presented.
There were no net sales or revenues from discontinued operations for the years presented. Results from discontinued operations are as follows (in thousands of dollars):

	2009	2008		2007

Discontinued Operations
Earnings (loss) from results of discontinued operations	$18,644		$(4,059)	$(19,327)
Gain on disposal of discontinued operations	812		0	0
Income tax (provision) benefit	(7,790)		1,610	7,151

Earnings (loss) on discontinued operations, net of tax	$11,666	$	(2,449)	$(12,176)

The 2009 pretax earnings from results of discontinued operations resulted primarily from settlements with two of our insurers in the Modesto perchloroethylene cases which are associated with our former Chemicals business. These settlements resulted in pretax gains of $23,500,000. The insurance proceeds and associated gains represent a partial recovery of legal and settlement costs recognized in prior years. The 2008 and 2007 pretax losses from discontinued operations, and the remaining results from 2009, reflect charges primarily related to general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses, and charges related to the cash transaction bonus as noted above.
NOTE 3 INVENTORIES
Inventories at December 31 are as follows (in thousands of dollars):

	2009	2008

Finished products	$261,752	$295,525
Raw materials	21,807	28,568
Products in process	3,907	4,475
Operating supplies and other	37,567	35,743

Total inventories	$325,033	$364,311

In addition to the inventory balances presented above, as of December 31, 2009, we have $21,091,000 of inventory classified as long-term assets (Other assets) as we do not expect to sell the inventory within one year. Inventories valued under the LIFO method total $252,494,000 at December 31, 2009 and $269,598,000 at December 31, 2008. During 2009, 2008 and 2007, inventory reductions resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to the cost of current-year purchases. The effect of the LIFO liquidation on 2009 results was to decrease cost of goods sold by $3,839,000; increase earnings from continuing operations by $2,273,000; and increase net earnings by $2,273,000. The effect of the LIFO liquidation on 2008 results was to decrease cost of goods sold by $2,654,000; increase earnings from continuing operations by $1,605,000; and increase net earnings by $1,605,000. The effect of the LIFO liquidation on 2007 results was to decrease cost of goods sold by $85,000; increase earnings from continuing operations by $52,000; and increase net earnings by $52,000.
Estimated current cost exceeded LIFO cost at December 31, 2009 and 2008 by $129,424,000 and $125,997,000, respectively. We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-effecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under the methods (substantially average cost) used prior to the adoption of the LIFO method, the approximate effect on net earnings would have been an increase of $2,043,000 in 2009, an increase of $26,192,000 in 2008 and an increase of $15,518,000 in 2007.
NOTE 4 PROPERTY, PLANT & EQUIPMENT
Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows (in thousands of dollars):

	2009	2008

Land and land improvements	$2,080,457	$2,043,702
Buildings	152,615	150,922
Machinery and equipment	4,091,209	4,001,194
Leaseholds	7,231	7,508
Deferred asset retirement costs	147,992	153,360
Construction in progress	173,757	279,187

Total	$6,653,261	$6,635,873

Less allowances for depreciation, depletion and amortization	2,778,590	2,480,061

Property, plant & equipment, net	$3,874,671	$4,155,812

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows (in thousands of dollars):

	2009	2008	2007

Capitalized interest cost	$10,721	$14,243	$5,130
Total interest cost incurred before recognition of the capitalized amount	185,983	187,056	53,348

The recorded asset impairment losses related to long-lived assets were immaterial for all periods presented.
NOTE 5 DERIVATIVE INSTRUMENTS
During the normal course of operation, we are exposed to market risks including fluctuations in interest rates, fluctuations in foreign currency exchange rates and changes in commodity pricing. From time to time, and consistent with our risk management policies, we use derivative instruments to hedge against these market risks. We do not utilize derivative instruments for trading or other speculative purposes. The interest rate swap agreements described below were designated as cash flow hedges of future interest payments.
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

For the 12-month period ending December 31, 2010, we estimate that $11,193,000 of the pretax loss accumulated in Other Comprehensive Income (OCI) will be reclassified to earnings.
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
Amounts accumulated in other comprehensive loss related to the highly effective portion of the fifteen forward starting interest rate swaps are being amortized to interest expense over the term of the related debt. For the 12-month period ending December 31, 2010, we estimate that $7,624,000 of the pretax loss accumulated in OCI will be reclassified to earnings.
Derivative instruments are recognized at fair value in the accompanying Consolidated Balance Sheets. At December 31, the fair values of derivative instruments designated as hedging instruments are as follows (in thousands of dollars):

		Fair Value [1]
	Balance Sheet Location	2009	2008

Liability Derivatives
Interest rate derivatives	Other accrued liabilites	$11,193	$0
Interest rate derivatives	Other noncurrent liabilities	0	16,247

Total derivatives		$11,193	$16,247

[1]	See Note 1 (caption Fair Value Measurements) for further discussion of the fair value determination.
The effects of the cash flow hedge derivative instruments on the accompanying Consolidated Statements of Earnings for the years ended December 31 are as follows (in thousands of dollars):

	Location on Statement	2009	2008	2007

Interest rate derivatives
Gain (loss) recognized in OCI (effective portion)	Note 14	$(4,633)	$(12,439)	$(93,138)
Loss reclassified from Accumulated OCI (effective portion)	Interest expense	(16,776)	(9,142)	(198)
Gain (loss) recognized in earnings (ineffective portion and amounts excluded from effectiveness test)	Other income (expense), net	0	2,169	(6,576)

NOTE 6 CREDIT FACILITIES, SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings at December 31 are summarized as follows (in thousands of dollars):

	2009	2008

Bank borrowings	$0	$1,082,500
Commercial paper	236,512	0

Total short-term borrowings	$236,512	$1,082,500

Bank borrowings
Maturity	n/a	2 days
Weighted-average interest rate	n/a	1.63%
Commercial paper
Maturity	42 days	n/a
Weighted-average interest rate	0.39%	n/a

We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,500,000,000 were maintained at the end of 2009, all of which expires November 16, 2012. As of December 31, 2009, there were no borrowings under the lines of credit. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions. Pricing of bank loans, if any lines were drawn, would be 30 basis points (0.3%) over LIBOR based on our long-term debt ratings at December 31, 2009.
All lines of credit extended to us in 2009, 2008 and 2007 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.
As of December 31, 2009, $3,659,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.

Long-term debt at December 31 is summarized as follows (in thousands of dollars):

	2009	2008

10.125% 2015 notes issued 2009[1]	$149,538	$0
10.375% 2018 notes issued 2009[2]	248,270	0
3-year floating loan issued 2008	175,000	285,000
6.30% 5-year notes issued 2008[3]	249,632	249,543
7.00% 10-year notes issued 2008[4]	399,625	399,595
3-year floating notes issued 2007	325,000	325,000
5.60% 5-year notes issued 2007[5]	299,666	299,565
6.40% 10-year notes issued 2007[6]	349,837	349,822
7.15% 30-year notes issued 2007[7]	249,317	249,311
6.00% 10-year notes issued 1999	0	250,000
Private placement notes	15,243	15,375
Medium-term notes	21,000	21,000
Industrial revenue bonds	17,550	17,550
Other notes	1,823	3,512

Total debt excluding short-term borrowings	$2,501,501	$2,465,273

Less current maturities of long-term debt	385,381	311,685

Total long-term debt	$2,116,120	$2,153,588

Estimated fair value of long-term debt	$2,300,522	$1,843,479

[1]	Includes a decrease for unamortized discounts of $462 thousand as of December 31, 2009. The effective interest rate for these 2015 notes is 10.305%.

[2]	Includes a decrease for unamortized discounts of $1,730 thousand as of December 31, 2009. The effective interest rate for these 2018 notes is 10.584%.

[3]	Includes decreases for unamortized discounts, as follows: December 31, 2009 — $368 thousand and December 31, 2008 — $457 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: December 31, 2009 — $375 thousand and December 31, 2008 — $405 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: December 31, 2009 — $334 thousand and December 31, 2008 — $435 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: December 31, 2009 — $163 thousand and December 31, 2008 — $178 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: December 31, 2009 — $683 thousand and December 31, 2008 — $689 thousand. The effective interest rate for these 30-year notes is 8.04%.
The estimated fair value amounts of long-term debt presented in the table above were determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates are based on information available to management as of the respective balance sheet dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.
Scheduled debt payments during 2009 included $15,000,000 in March, June, September and December representing the quarterly payments under the 3-year floating rate loan issued in June 2008, $250,000,000 in April to retire the 6.00% 10-year notes issued in 1999, and payments under various miscellaneous notes that either matured at various dates or required monthly payments. In addition to our scheduled debt payments, we voluntarily prepaid $50,000,000 of our 3-year floating rate loan in November of 2009. Scheduled debt payments during 2008 included $33,000,000 in December to retire a private placement note, $15,000,000 in December representing the first quarterly payment under the 3-year floating rate loan and payments under various miscellaneous notes that either matured at various dates or required monthly payments. A note in the amount of $1,276,000 previously scheduled to be retired in 2008 was extended until May 2009.
In February 2009, we issued $400,000,000 of long-term notes in two related series, as follows: $150,000,000 of 10.125% coupon notes due December 2015 and $250,000,000 of 10.375% coupon notes due December 2018. These notes were issued principally to repay borrowings outstanding under our short- and long-term debt obligations. The notes are presented in the table above net of unamortized discounts from par. Discounts and debt issuance costs are being amortized using the effective interest method over the respective terms of the notes.
The 2008 and 2007 debt issuances described below relate primarily to funding the November 2007 acquisition of Florida Rock. These issuances effectively replaced a portion of the short-term borrowings we incurred to initially fund the cash portion of the acquisition.
In June 2008, we established a $300,000,000 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). As of December 31, 2009, the spread was 1.50 percentage points above the selected LIBOR options, as follows: 2-month LIBOR of 0.25% for $75,000,000 of the outstanding balance and 3-month LIBOR of 0.26% for the remaining $100,000,000. The spread is subject to increase if our long-term credit ratings are downgraded. This loan requires quarterly principal payments of $15,000,000 starting in December 2008 and final principal payments totaling $100,000,000 in June 2011.
Additionally, in June 2008 we issued $650,000,000 of long-term notes in two series, as follows: $250,000,000 of 5-year 6.30% coupon notes and $400,000,000 of 10-year 7.00% coupon notes. These notes are presented in the table above net of unamortized discounts from par. These discounts are being amortized using the effective interest method over the respective terms of the notes. The effective interest rates for these note issuances, including the effects of underwriting commissions and the settlement of the forward starting interest rate swap agreements (see Note 5), are 7.47% for the 5-year notes and 7.86% for the 10-year notes.
In December 2007, we issued $1,225,000,000 of long-term notes in four related series, as follows: $325,000,000 of 3-year floating rate notes, $300,000,000 of 5-year 5.60% coupon notes, $350,000,000 of 10-year 6.40% coupon notes and $250,000,000 of 30-year 7.15% coupon notes. Concurrent with the issuance of the notes, we entered into an interest rate swap agreement on the $325,000,000 3-year floating rate notes to convert them to a fixed interest rate of 5.25%. These notes are presented in the table above net of unamortized discounts from par. These discounts and the debt issuance costs of the notes are being amortized using the effective interest method over the respective terms of the notes. The effective interest rates for these notes, including the effects of underwriting commissions and other debt issuance cost, the above mentioned interest rate swap agreement and the settlement of the forward starting interest rate swap agreements (see Note 5), are 5.41% for the 3-year notes, 6.58% for the 5-year notes, 7.39% for the 10-year notes and 8.04% for the 30-year notes.
During 1999, we accessed the public debt market by issuing $500,000,000 of 5-year and 10-year notes in two related series of $250,000,000 each. The 5.75% 5-year coupon notes matured in April 2004 and the 6.00% 10-year notes matured in April 2009.
In 1999, we purchased all the outstanding common shares of CalMat Co. The private placement notes were issued by CalMat in December 1996 in a series of four tranches at interest rates ranging from 7.19% to 7.66%. Principal payments on the notes began in December 2003 and end in December 2011. The $15,243,000 outstanding as of December 31, 2009 is at 7.66% and matures December 2011.
During 1991, we issued $81,000,000 of medium-term notes ranging in maturity from 3 to 30 years, and in interest rates from 7.59% to 8.85%. The $21,000,000 in medium-term notes outstanding as of December 31, 2009 has a weighted-average maturity of 5.2 years with a weighted-average interest rate of 8.85%.
The industrial revenue bonds were assumed in November 2007 with the acquisition of Florida Rock. These variable-rate tax-exempt bonds mature as follows: $2,250,000 maturing June 2012, $1,300,000 maturing January 2021 and $14,000,000 maturing November 2022. The first two bond maturities are collateralized by certain property, plant & equipment. The remaining $14,000,000 of bonds are backed by a letter of credit.

Other notes of $1,823,000 as of December 31, 2009 were issued at various times to acquire land or businesses or were assumed in business acquisitions.
The total (principal and interest) payments of long-term debt, including current maturities, for the five years subsequent to December 31, 2009 are as follows (in thousands of dollars):

	Total	Principal	Interest

Payments of Long-term Debt
2010	$550,371	$385,385	$164,986
2011	281,302	135,249	146,053
2012	445,876	302,452	143,424
2013	378,178	260,166	118,012
2014	110,158	177	109,981

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 40.3% as of December 31, 2009 and 50.0% as of December 31, 2008.
NOTE 7 OPERATING LEASES
Total rental expense from continuing operations under operating leases primarily for machinery and equipment, exclusive of rental payments made under leases of one month or less, is summarized as follows (in thousands of dollars):

	2009	2008	2007
| | |
Minimum rentals	$36,976	$34,263	$28,674
Contingent rentals (based principally on usage)	25,846	39,169	33,904

Total	$62,822	$73,432	$62,578

Future minimum operating lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases, as of December 31, 2009 are payable as follows (in thousands of dollars):

Future Minimum Operating Lease Payments
2010	$27,102
2011	21,662
2012	19,405
2013	14,038
2014	6,360
Thereafter	29,579

Total	$118,146

Lease agreements frequently include renewal options and require that we pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements.

NOTE 8 ACCRUED ENVIRONMENTAL REMEDIATION COSTS
Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs as follows (in thousands of dollars):

	2009	2008

Continuing operations	$7,830	$8,366
Retained from former Chemicals businesses	5,001	5,342

Total	$12,831	$13,708

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $6,813,000 at December 31, 2009 and $6,915,000 at December 31, 2008. The short-term portion of these accruals is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.
The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, CalMat and Tarmac facilities acquired in 2007, 1999 and 2000, respectively. The balances noted above for Chemicals relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business.
NOTE 9 INCOME TAXES
The components of earnings (loss) from continuing operations before income taxes are as follows (in thousands of dollars):

	2009	2008	2007

Domestic	$(43,180)	$45,445	$643,350
Foreign	23,959	29,613	24,152

Total	$(19,221)	$75,058	$667,502

Provision (benefit) for income taxes for continuing operations consists of the following (in thousands of dollars):

	2009	2008	2007
		(As Restated,
		See Note 20)
Current
Federal	$(3,965)	$64,428	$172,149
State and local	7,034	20,883	21,894
Foreign	3,037	7,035	5,888

Total	6,106	92,346	199,931

Deferred
Federal	(37,790)	(18,978)	6,601
State and local	(5,794)	(1,724)	(488)
Foreign	(391)	47	(1,628)

Total	(43,975)	(20,655)	4,485

Total provision (benefit)	$(37,869)	$71,691	$204,416

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows (in thousands of dollars):

		2009		2008		2007
				(As Restated,
				See Note 20)
Income tax provision (benefit) at the federal statutory tax rate of 35%	$(6,727)	35.0%	$26,272	35.0%	$233,630	35.0%
Increase (decrease) in income tax provision (benefit) resulting from Statutory depletion	(19,464)	101.3%	(28,063)	-37.4%	(32,005)	-4.8%
State and local income taxes, net of federal income tax benefit	1,457	-7.6%	11,127	14.8%	18,235	2.7%
Nondeductible expense	1,694	-8.8%	1,619	2.2%	1,706	0.3%
Goodwill impairment	0	0.0%	65,031	86.6%	0	0.0%
ESOP dividend deduction	(2,408)	12.5%	(3,017)	-4.0%	(2,450)	-0.4%
U.S. Production Activities Deduction	0	0.0%	(2,203)	-2.9%	(6,951)	-1.0%
Fair market value over tax basis of contributions	(2,931)	15.3%	(3,814)	-5.1%	(4,994)	-0.7%
Foreign tax rate differential	(4,461)	23.2%	(4,955)	-6.6%	(2,999)	-0.4%
Tax loss on sale of stock — divestiture	(4,143)	21.6%	0	0.0%	0	0.0%
Reversal cash surrender value — COLI plans	(412)	2.1%	(486)	-0.6%	0	0.0%
Prior year true up adjustments	375	-2.0%	1,932	2.5%	1,636	0.2%
Provision for uncertain tax positions	(451)	2.3%	1,516	2.0%	(1,363)	-0.3%
Gain on sale of goodwill on divested assets	0	0.0%	6,937	9.3%	0	0.0%
Other	(398)	2.1%	(205)	-0.3%	(29)	0.0%

Total income tax provision (benefit)	$(37,869)	197.0%	$71,691	95.5%	$204,416	30.6%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows (in thousands of dollars):

	2009	2008
		(As Restated,
		See Note 20)
Deferred tax assets related to
Pensions	$63,881	$57,323
Other postretirement benefits	46,718	43,741
Accruals for asset retirement obligations and environmental accruals	23,569	46,686
Accounts receivable, principally allowance for doubtful accounts	3,083	3,381
Deferred compensation, vacation pay and incentives	61,197	55,522
Interest rate swaps	34,468	38,734
Self-insurance reserves	24,551	22,343
Valuation allowance on net operating loss carryforwards	(10,768)	(6,057)
Other	37,343	24,453

Total deferred tax assets	284,042	286,126

Deferred tax liabilities related to
Inventory	3,091	221
Fixed assets	848,923	873,999
Intangible assets	248,978	237,528
Other	12,351	23,648

Total deferred tax liabilities	1,113,343	1,135,396

Net deferred tax liability	$829,301	$849,270

The above amounts are reflected in the accompanying Consolidated Balance Sheets as of December 31 as follows (in thousands of dollars):

	2009	2008
		(As Restated,
		See Note 20)
Deferred income taxes
Current assets	$(57,967)	$(71,205)
Deferred liabilities	887,268	920,475

Net deferred tax liability	$829,301	$849,270

Our determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize the realization of deferred tax assets. We believe that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, we do not believe that it is more likely than not that all of our state net operating loss carryforwards will be realized in future periods. Accordingly, valuation allowances amounting to $10,768,000 and $6,057,000 were established against the state net operating loss deferred tax assets as of December 31, 2009 and December 31, 2008, respectively. At December 31, 2009, we had $345,085,000 of net operating loss carryforwards in various state jurisdictions. The net operating losses relate to jurisdictions with either 15-year or 20-year carryforward periods, and relate to losses generated in years from 2007 forward. As a result, the vast majority of the loss carryforwards do not begin to expire until 2022.
Additionally, due to a significant decrease in 2009 earnings, along with a sizable dividend from our Mexican subsidiary, we generated a foreign tax credit carryforward of approximately $13,051,000. The carryforward period available for utilization is ten years, and we have concluded that it is more likely than not that the full credit carryforward will be utilized within the carryforward period. The primary factors projected over the ten-year carryforward period upon which we relied to reach this conclusion include (1) a return to more normal levels of earnings, (2) our ability to generate sufficient foreign source income, and (3) the reduction of our interest expense from corporate debt. As a result, no valuation allowance has been established against the foreign tax credit carryforward deferred tax asset.
Uncertain tax positions and the resulting unrecognized income tax benefits are discussed in our accounting policy for income taxes (See Note 1, caption Income Taxes). The change in the unrecognized income tax benefits for the years ended 2009, 2008 and 2007 is reconciled below (in thousands of dollars):

	2009	2008	2007

Unrecognized income tax benefits as of January 1	$18,131	$7,480	$9,700

Increases for tax positions related to
Prior years	1,108	482	2,148
Current year	5,667	6,189	2,323
Acquisitions	0	5,250	0
Decreases for tax positions related to
Prior years	(9)	(1,009)	(1,900)
Current year	0	0	0
Settlements with taxing authorities	(482)	(261)	(281)
Expiration of applicable statute of limitations	(3,441)	0	(4,510)

Unrecognized income tax benefits as of December 31	$20,974	$18,131	$7,480

We classify interest and penalties recognized on the liability for unrecognized income tax benefits as income tax expense. Interest and penalties recognized as income tax expense (benefit) were $472,000 in 2009, ($202,000) in 2008 and $1,990,000 in 2007. The balance of accrued interest and penalties included in our liability for unrecognized income tax benefits as of December 31 was $3,112,000 in 2009, $1,376,000 in 2008 and $4,050,000 in 2007.
Our unrecognized income tax benefits at December 31 in the table above include $12,181,000 in 2009, $12,724,000 in 2008 and $5,490,000 in 2007 that would affect the effective tax rate if recognized.
We are routinely examined by various taxing authorities. The U.S. federal statute of limitations for 2006 has been extended to March 31, 2011, with no anticipated significant tax increase or decrease to any single tax position. The U.S. federal statute of limitations for years prior to 2006 has expired. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years prior to 2005.
We have not recognized deferred income taxes on $38,270,000 of undistributed earnings from one of our foreign subsidiaries, since we consider such earnings as indefinitely reinvested. If we distribute the earnings in the form of dividends, the distribution would be subject to U.S. income taxes. In this event, the amount of deferred income taxes to be recognized is $13,395,000.
NOTE 10 BENEFIT PLANS
Pension plans
We sponsor three funded, noncontributory defined benefit pension plans. These plans cover substantially all employees hired prior to July 15, 2007, other than those covered by union-administered plans. Normal retirement age is 65, but the plans contain provisions for earlier retirement. Benefits for the Salaried Plan and a plan we assumed from Florida Rock are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan provides benefits equal to a flat dollar amount for each year of service. Effective July 15, 2007, we amended our defined benefit pension plans and our then existing defined contribution 401(k) plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and non-union hourly employees hired on or after July 15, 2007 are eligible for a new single defined contribution 401(k)/Profit-Sharing plan established on that date.
Additionally, we sponsor unfunded, nonqualified pension plans, including one such plan assumed in the Florida Rock acquisition. The projected benefit obligation, accumulated benefit obligation and fair value of assets for these plans were: $70,089,000, $63,220,000 and $0 at December 31, 2009 and $53,701,000, $49,480,000 and $0 at December 31, 2008. Approximately $8,700,000 and $8,100,000 of the obligations at December 31, 2009 and December 31, 2008, respectively, relate to existing Florida Rock retirees receiving benefits under the assumed plan.
The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31 (in thousands of dollars):

	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$620,845	$636,270
Remeasurement adjustment [1]	0	(21,020)
Service cost	18,638	19,166
Interest cost	41,941	39,903
Actuarial (gain) loss	61,019	(21,819)
Benefits paid	(32,660)	(31,655)

Benefit obligation at end of year	$709,783	$620,845

Change in Plan Assets
Fair value of assets at beginning of year	$418,977	$679,747
Remeasurement adjustment[1]	0	(2,809)
Actual return on plan assets[2]	79,713	(229,164)
Employer contribution	27,616	2,858
Benefits paid	(32,660)	(31,655)

Fair value of assets at end of year	$493,646	$418,977

Funded status	$(216,137)	$(201,868)

Net amount recognized	$(216,137)	$(201,868)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$0	$0
Current liabilities	(4,104)	(3,453)
Noncurrent liabilities	(212,033)	(198,415)

Net amount recognized	$(216,137)	$(201,868)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$225,301	$199,141
Prior service cost	1,398	1,858

Total amount recognized	$226,699	$200,999

[1]	See Note 1, caption New Accounting Standards, Accounting Standards Recently Adopted, 2008—Retirement Benefits Measurement Date for an explanation of the remeasurement adjustment.

[2]	Actual return on plan assets during 2008 includes a $48,018 thousand write-down in the estimated fair value of certain assets invested in Westridge Capital Management, Inc. The write-down, net of income taxes, was recorded in other comprehensive loss for 2008.

The accumulated benefit obligation and the projected benefit obligation exceeded plan assets for all of our defined benefit plans at December 31, 2009 and 2008.
The accumulated benefit obligation for all defined benefit pension plans was $669,171,000 at December 31, 2009 and $581,653,000 at December 31, 2008.
The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31 (amounts in thousands, except percentages):

	2009	2008	2007
Components of Net Periodic Pension Benefit Cost
Service cost	$18,638	$19,166	$20,705
Interest cost	41,941	39,903	34,683
Expected return on plan assets	(46,505)	(51,916)	(46,517)
Amortization of prior service cost	460	460	755
Amortization of actuarial loss	1,651	560	1,822

Net periodic pension benefit cost	$16,185	$8,173	$11,448

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$27,811	$259,308	$(29,287)
Prior service credit	0	0	(829)
Reclassification of actuarial loss to net periodic pension benefit cost	(1,651)	(560)	(1,822)
Reclassification of prior service cost to net periodic pension benefit cost	(460)	(460)	(755)

Amount recognized in other comprehensive income	$25,700	$258,288	$(32,693)

Amount recognized in net periodic pension benefit cost and other comprehensive income	$41,885	$266,461	$(21,245)

Assumptions
Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	5.92%	6.60%
Rate of compensation increase (for salary-related plans):
Inflation	2.25%	2.25%
Merit/productivity	1.15%	2.50%

Total rate of compensation increase	3.40%	4.75%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.60%	6.45%	5.70%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase (for salary-related plans):
Inflation	2.25%	2.25%	2.25%
Merit/productivity	2.50%	2.50%	2.50%

Total rate of compensation increase	4.75%	4.75%	4.75%

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost during 2010 are $5,825,000 and $460,000, respectively.
Assumptions regarding our expected return on plan assets are based primarily on judgments made by management and the Board’s Finance and Pension Funds Committee. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors, and the opinions of market professionals. We base our expected return on long-term investment expectations. Accordingly, the expected return has historically remained at 8.25% and has not varied due to short-term results above or below our long-term expectations.
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
Our current strategy for implementing this policy is to invest a relatively high proportion in publicly traded equities and moderate amounts in publicly traded debt and private, nonliquid opportunities, such as venture capital, commodities, buyout funds and mezzanine debt. The target allocation ranges for plan assets are as follows: equity securities — 50% to 77%; debt securities — 15% to 27%; specialty investments — 10% to 20%; and cash reserves — 0% to 5%. Equity securities include domestic investments and foreign equities in the Europe, Australia and Far East (EAFE) and International Finance Corporation (IFC) Emerging Market Indices. Debt securities include domestic debt instruments, while all specialty investments include investments in venture capital, buyout funds, mezzanine debt private partnerships and an interest in a commodity index fund.
The fair values of our pension plan assets at December 31, 2009 by asset category are as follows (in thousands of dollars):
Fair Value Measurements at December 31, 2009

	Total	Level 1 [1]	Level 2 [1]	Level 3 [1]
Asset Category
Debt securities	$163,967	$0	$163,647	$320
Investment funds
Bond funds	4,650	4,647	3	0
Commodity funds	23,093	0	23,093	0
Equity funds	166,005	0	166,005	0
Short-term funds	37,308	0	37,308	0
Venture capital and partnerships	93,262	0	0	93,262
Other	5,361	1,995	3,366	0

Total pension plan assets	$493,646	$6,642	$393,422	$93,582

[1]	See Note 1 under the caption fair value measurements for a description of the fair value heirarchy.
As of December 31, 2008, our Master Pension Trust had assets invested at Westridge Capital Management, Inc. (WCM) with a reported fair value of $59,245,000. In February 2009, the New York District Court appointed a receiver over WCM due to allegations of fraud and other violations of federal commodities and securities laws by principals of WCM. In light of these allegations, we reassessed the fair value of our investments at WCM and recorded a $48,018,000 write-down in the estimated fair value of these assets for the year ended December 31, 2008. WCM assets of $11,227,000 at December 31, 2009 are included in the Equity funds asset category in the table above. All identifiable assets of WCM are currently held by a court-appointed receiver. We intend to pursue all appropriate legal actions to secure the return of our investments.
At each measurement date, we estimate the fair value of our pension assets using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our pension assets. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of our pension assets. The following describes the types of investments included in each asset category listed in the table above and the valuation techniques we used to determine the fair values as of December 31, 2009.
The debt securities category consists of bonds issued by U.S. federal, state and local governments, corporate debt securities, fixed income obligations issued by foreign governments, and asset-backed securities. The fair values of U.S. government and corporate debt securities are based on current market rates and credit spreads for debt securities with similar maturities. The fair values of debt securities issued by foreign governments are based on prices obtained from broker/dealers and international indices. The fair values of asset-backed securities are priced using prepayment speed and spread inputs that are sourced from the new issue market.
Investment funds consist of exchange traded and non-exchange traded funds. The bond funds asset category consists primarily of index funds holding U.S. government, U.S. government agency and corporate debt securities. The commodity fund asset category consists of a single open-end commodity mutual fund. The equity funds asset category consists of open-end stock mutual funds and a hedged enhanced index fund. The short-term funds asset category consists of a collective investment trust invested in highly liquid, short-term debt securities. For investment funds publicly traded on a national securities exchange, the fair value is based on quoted market prices. For investment funds not traded on an exchange, the total fair value of the underlying securities is used to determine the net asset value for each unit of the fund held by the pension fund. The estimated fair values of the underlying securities are generally valued based on quoted market prices. For securities without quoted market prices, other observable market inputs are utilized to determine the fair value.
The venture capital and partnerships asset category consists of various limited partnership funds, mezzanine debt funds and leveraged buy-out funds. The fair value of these investments has been estimated based on methods employed by the general partners, including consideration of, among other things, reference to third-party transactions, valuations of comparable companies operating within the same or similar industry, the current economic and competitive environment, creditworthiness of the corporate issuer, as well as market prices for instruments with similar maturity, term, conditions and quality ratings. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of these securities.
A reconciliation of the fair value measurements of our pension plan assets using significant unobservable inputs (Level 3) for the annual period ended December 31, 2009 is presented below (in thousands of dollars):
Fair Value Measurements at December 31, 2009 Using Significant Unobservable Inputs (Level 3)

		Venture
	Debt	Capital and
	Securities	Partnerships	Total
Beginning balance at December 31, 2008	$342	$94,744	$95,086

Actual return on plan assets
Relating to assets still held at December 31, 2009	2	(7,793)	(7,791)
Relating to assets sold during the year ended December 31, 2009	0	0	0
Purchases, sales and settlements	(24)	6,311	6,287
Transfers in (out) of Level 3	0	0	0

Ending balance at December 31, 2009	$320	$93,262	$93,582

Total employer contributions for the pension plans are presented below (in thousands of dollars):

Pension

Employer Contributions
2007	$1,808
2008	3,127
2009	27,616
2010 (estimated)	72,500

We expect to make contributions totaling $72,500,000 to the funded pension plans during 2010. It is anticipated that these contributions, along with existing funding credit balances, are sufficient to fund projected minimum required contributions until the 2013 plan year. Currently, we do not anticipate that the funded status of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Pension

Estimated Future Benefit Payments
2010	$34,313
2011	36,598
2012	39,369
2013	41,483
2014	45,696
2015-2019	254,548

Certain of our hourly employees in unions are covered by multi-employer defined benefit pension plans. Contributions to these plans approximated $6,991,000 in 2009, $8,008,000 in 2008, and $8,368,000 in 2007. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union-administered plans are not determinable from available information. As of December 31, 2009, a total of 20% of our hourly labor force were covered by collective bargaining agreements. Of our hourly workforce covered by collective bargaining agreements, 75% were covered by agreements that expire in 2010.
In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2009 and 2008. The accrued costs for the supplemental retirement plan were $1,034,000 at December 31, 2009 and $917,000 at December 31, 2008.
Postretirement plans
In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. Effective July 15, 2007, we amended our salaried postretirement healthcare coverage to increase the eligibility age for early retirement coverage to age 62, unless certain grandfathering provisions were met. Substantially all our salaried employees and where applicable, hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, Company-provided healthcare benefits terminate when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31 (in thousands of dollars):

	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$112,837	$106,154
Remeasurement adjustment[1]	0	4,459
Service cost	3,912	5,224
Interest cost	7,045	6,910
Amendments	0	100
Actuarial loss (gain)	974	(3,621)
Benefits paid	(6,455)	(6,389)

Benefit obligation at end of year	$118,313	$112,837

Change in Plan Assets
Fair value of assets at beginning of year	$0	$0
Actual return on plan assets	0	0

Fair value of assets at end of year	$0	$0

Funded status	$(118,313)	$(112,837)

Net amount recognized	$(118,313)	$(112,837)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(8,323)	$(7,277)
Noncurrent liabilities	(109,990)	(105,560)

Net amount recognized	$(118,313)	$(112,837)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$19,165	$18,789
Prior service credit	(5,543)	(6,366)

Total amount recognized	$13,622	$12,423

[1]	See Note 1, caption New Accounting Standards, Accounting Standards Recently Adopted, 2008—Retirement Benefits Measurement Date for an explanation of the remeasurement adjustment.

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31 (amounts in thousands, except percentages):

	2009	2008		2007

Components of Net Periodic Postretirement Benefit Cost
Service cost	$3,912		$5,224		$4,096
Interest cost	7,045		6,910		5,483
Expected return on plan assets	0		0		0
Amortization of prior service credit	(823)		(839)		(475)
Amortization of actuarial loss	598		1,020		910

Net periodic postretirement benefit cost	$10,732		$12,315		$10,014

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$974	$	(3,792)		$6,123
Prior service cost (credit)	0		100		(7,170)
Reclassification of actuarial loss to net periodic postretirement benefit cost	(598)		(1,020)		(910)
Reclassification of prior service credit to net periodic postretirement benefit cost	823		839		475

Amount recognized in other comprehensive income	$1,199	$	(3,873)	$	(1,482)

Amount recognized in net periodic postretirement benefit cost and other comprehensive income	$11,931		$8,442		$8,532

Assumptions
Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	5.45%		6.65%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.65%		6.10%		5.50%
Assumed Healthcare Cost Trend Rates at December 31
Healthcare cost trend rate assumed for next year	8.50%		9.00%		9.00%
Rate to which the cost trend rate gradually declines	5.00%		5.00%		5.25%
Year that the rate reaches the rate it is assumed to maintain	2017		2017		2012

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during 2010 are $854,000 and $729,000, respectively.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands of dollars):

	One-percentage-point	One-percentage-point
	Increase	Decrease

Effect on total of service and interest cost	$1,107	$(970)
Effect on postretirement benefit obligation	10,529	(9,344)

Total employer contributions for the postretirement plans are presented below (in thousands of dollars):

Postretirement

Employer Contributions
2007	$6,933
2008	6,389
2009	6,455
2010 (estimated)	8,323

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Postretirement

Estimated Future Benefit Payments
2010	$8,323
2011	9,069
2012	9,531
2013	10,114
2014	10,641
2015-2019	59,070

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows (in thousands of dollars):

Postretirement

Participants Contributions
2007	$1,147
2008	1,460
2009	1,673

Pension and other postretirement benefits assumptions
Each year we review our assumptions about the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.
In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. At December 31, 2009, the discount rate for our plans ranged from 5.2% to 6.0%. An analysis of the duration of plan liabilities and the yields for corresponding high-quality bonds is used in the selection of the discount rate.
In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2009, the expected return on plan assets remained 8.25%.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2009, the inflation component of the assumed rate of compensation increase remained at 2.25%. In addition, based on future expectations of merit and productivity increases, the weighted-average component of the salary increase assumption decreased to 1.15%.
In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2009, our assumed rate of increase in the per capita cost of covered healthcare benefits remains at 8.5% for 2010, decreasing each year until reaching 5.0% in 2017 and remaining level thereafter.
Defined contribution plans
We sponsor four defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. As stated above, effective July 15, 2007, we amended our defined benefit pension plans and our defined contribution 401(k) plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and nonunion hourly employees hired on or after July 15, 2007 are eligible for a single defined contribution 401(k)/Profit-Sharing plan. Expense recognized in connection with these plans totaled $13,361,000, $16,930,000, and $10,713,000 for 2009, 2008 and 2007, respectively.
NOTE 11 INCENTIVE PLANS
Share-based compensation plans

Our 2006 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 5,400,000. There are an additional 381,000 shares available for issuance under a Florida Rock shareholder approved plan that we assumed in connection with our merger. Shares under the Florida Rock plan are available for grants until September 30, 2010.
Deferred Stock Units — Deferred stock units were granted to executive officers and key employees from 2001 through 2005. These awards vest ratably in years 6 through 10 following the date of grant, accrue dividend equivalents starting one year after grant, carry no voting rights and become payable upon vesting. A single deferred stock unit entitles the recipient to one share of common stock upon vesting. Vesting is accelerated upon retirement at age 62 or older, death, disability or change of control as defined in the award agreement. Nonvested units are forfeited upon termination of employment for any other reason. Expense provisions referable to these awards amounted to $1,317,000 in 2009, $1,206,000 in 2008 and $1,371,000 in 2007.
The fair value of deferred stock units is estimated as of the date of grant based on the market price of our stock on the grant date. The following table summarizes activity for nonvested deferred stock units during the year ended December 31, 2009:

		Weighted-average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at January 1, 2009	238,100	$42.35
Granted	0	$0.00
Dividend equivalents accrued	10,729	$43.32
Vested	(74,718)	$40.31
Canceled/forfeited	(609)	$42.80

Nonvested at December 31, 2009	173,502	$43.19

Performance Shares — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The units ultimately paid for performance share awards may range from 0% to 200% of target. Fifty percent of the payment is based upon our three-year-average Total Shareholder Return (TSR) performance relative to the three-year-average TSR performance of the S&P 500®. The remaining 50% of the payment is based upon the achievement of established internal financial performance targets. These awards vest on

December 31 of the third year after date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to these awards amounted to $5,350,000 in 2009, $6,227,000 in 2008 and $7,684,000 in 2007.
The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. Compensation cost is adjusted for the actual outcome of the internal financial performance target. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2009:

	Target	Weighted-average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at January 1, 2009	232,196	$82.50
Granted	235,500	$45.72
Vested	(85,574)	$105.93
Canceled/forfeited	(8,564)	$66.55

Nonvested at December 31, 2009	373,558	$54.34

During 2008 and 2007, the weighted-average grant date fair value of performance shares granted was $68.41 and $105.93, respectively.
Stock Options/SOSARs — Stock options/SOSARs granted have an exercise price equal to the market value of our underlying common stock on the date of grant. With the exceptions of the stock option grants awarded in December 2005 and January 2006, the options/SOSARs vest ratably over 3 or 5 years and expire 10 years subsequent to the grant. The options awarded in December 2005 and January 2006 were fully vested on the date of grant, expire 10 years subsequent to the grant date and shares attained upon exercise of the options were restricted from sale until January 1, 2009 and January 24, 2009, respectively. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested awards are forfeited upon termination for any other reason. Prior to the acquisition of Florida Rock, shares issued upon the exercise of stock options were issued from treasury stock. Since that acquisition, these shares are issued from our authorized and unissued common stock.
The fair value of stock options/SOSARs is estimated as of the date of grant using the Black-Scholes option pricing model. Compensation cost for stock options and SOSARs is based on this grant date fair value and is recognized for awards that ultimately vest. The following table presents the weighted-average fair value and the weighted-average assumptions used in estimating the fair value of grants for the years ended December 31:

	2009	2008	2007

Fair value	$14.74	$19.76	$34.18
Risk-free interest rate	2.14%	3.21%	4.73%
Dividend yield	2.22%	2.07%	2.04%
Volatility	35.04%	28.15%	27.46%
Expected term	7.50 years	7.25 years	7.75 years

The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period approximating the option’s expected term. The dividend yield assumption is based on our historical dividend payouts. The volatility assumption is based on the historical volatility and expectations about future volatility of our common stock over a period equal to the option’s/SOSAR’s expected term and the market-based implied volatility derived from options trading on our common stock. The expected term is based on historical experience and expectations about future exercises and represents the period of time that options/SOSARs granted are expected to be outstanding.

A summary of our stock option/SOSAR activity as of December 31, 2009 and changes during the year is presented below:

			Weighted-average
			Remaining	Aggregate
	Number	Weighted-average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Life (Years)	(in thousands)

Outstanding at January 1, 2009	5,943,027	$56.54
Granted	1,086,620	$47.47
Exercised	(533,363)	$42.60
Forfeited or expired	(63,708)	$55.61

Outstanding at December 31, 2009	6,432,576	$56.17	5.11	$33,114

Vested and expected to vest	6,415,846	$56.18	5.10	$33,042

Exercisable at December 31, 2009	4,964,067	$55.87	4.02	$26,952

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options/SOSARs) that would have been received by the option holders had all options/SOSARs been exercised on December 31, 2009. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options exercised for the years ended December 31 are as follows (in thousands of dollars):

	2009	2008	2007

Aggregate intrinsic value of options
exercised	$4,903	$23,714	$62,971

To the extent the tax deductions exceed compensation cost recorded, the tax benefit is reflected as a component of shareholders’ equity in our Consolidated Balance Sheets. The following table presents cash and stock consideration received and tax benefit realized from stock option exercises and compensation cost recorded referable to stock options for the years ended December 31 (in thousands of dollars):

	2009	2008	2007

Stock option exercises
Cash and stock consideration received	$22,719	$29,278	$35,195
Tax benefit	1,965	9,502	25,232
Stock option compensation cost	15,195	10,367	9,207

Cash-based compensation plans
We have incentive plans under which cash awards may be made annually to officers and key employees. Expense provisions referable to these plans amounted to $1,954,000 in 2009, $5,239,000 in 2008 and $21,187,000 in 2007.

NOTE 12 COMMITMENTS AND CONTINGENCIES
We have commitments in the form of unconditional purchase obligations as of December 31, 2009. These include commitments for the purchase of property, plant & equipment of $8,892,000 and commitments for noncapital purchases of $77,640,000. These commitments are due as follows (in thousands of dollars):

Unconditional
Purchase
Obligations

Property, Plant & Equipment
2010	$7,985
2011-2012	907

Total	$8,892

Noncapital
2010	$20,877
2011-2012	28,250
2013-2014	14,682
Thereafter	13,831

Total	$77,640

Expenditures under the noncapital purchase commitments totaled $99,838,000 in 2009, $132,543,000 in 2008 and $135,721,000 in 2007.
We have commitments in the form of minimum royalties under mineral leases as of December 31, 2009 in the amount of $193,172,000, due as follows (in thousands of dollars):

Mineral
Leases

Mineral Royalties
2010	$15,642
2011-2012	24,812
2013-2014	18,606
Thereafter	134,112

Total	$193,172

Expenditures for mineral royalties under mineral leases totaled $43,501,000 in 2009, $50,697,000 in 2008 and $48,120,000 in 2007.
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
Our standby letters of credit as of December 31, 2009 are summarized in the table below (in thousands of dollars):

Standby Letters of Credit
Risk management requirement for insurance claims	$36,144
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	11,931
Financing requirement for industrial revenue bond	14,230

Total standby letters of credit	$62,438

Of the total $62,438,000 outstanding standby letters of credit, $59,154,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
As described in Note 2, we may be required to make cash payments in the form of a transaction bonus to certain key former Chemicals employees. The transaction bonus is contingent upon the amounts received under the two earn-out agreements entered into in connection with the sale of the Chemicals business. Amounts due are payable annually based on the prior year’s results. Based on the total cumulative receipts from the two earn-outs, we paid $521,000 in transaction bonuses during 2009. Future expense, if any, is dependent upon our receiving sufficient cash receipts under the remaining (5CP) earn-out and will be accrued in the period the earn-out income is recognized.
As described in Note 9, our liability for unrecognized tax benefits is $20,974,000 as of December 31, 2009.
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
We have reviewed the nature and extent of our involvement at each Superfund site, as well as potential obligations arising under other federal, state and local environmental laws. While ultimate resolution and financial liability is uncertain at a number of the sites, in our opinion based on information currently available, the ultimate resolution of claims and assessments related to these sites will not have a material adverse effect on our consolidated results of operations, financial position or cash flows, although amounts recorded in a given period could be material to our results of operations or cash flows for that period. Amounts accrued for environmental matters are presented in Note 8.
We are a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the outcome of, or the amount of liability, if any, under these lawsuits, especially where the cases involve possible jury trials with as yet undetermined jury panels. We are involved in certain legal proceedings that are specifically described below.
Perchloroethylene cases
We are a defendant in several cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination, or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to any of these matters, which are listed below:
•	Addair — This is a purported class action case for medical monitoring damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. Discovery is ongoing. No class determination has been made by the court.

•	California Water Service Company — On June 6, 2008, we were served in the action styled California Water Service Company v. Dow, et al, now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. Discovery is ongoing.

•	City of Sunnyvale California — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Discovery is ongoing.

•	R.R. Street Indemnity — Street, a former distributor of perc manufactured by Vulcan, alleges that Vulcan owes Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which Vulcan has now settled. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Street and Vulcan are having ongoing discussions about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.

•	Santarsiero — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. The plaintiff alleges personal injury (kidney cancer) from exposure to perc. Vulcan was brought in as a third-party defendant by original defendant R.V. Davies. Discovery is ongoing.

•	Team Enterprises — On June 5, 2008, we were named as a defendant in the matter of Team Enterprises, Inc. v. Century Centers, Ltd., et al., filed in Modesto, Stanislaus County, California but removed to the United States District Court for the Eastern District of California (Fresno Division). This is an action filed by Team Enterprises as the former operator of a dry cleaners located in Modesto, California. The plaintiff is seeking damages from the defendants associated with the remediation of perc from the site of the dry cleaners.

•	United States Virgin Islands — There are currently two cases pending here.
•	Government of the United States; Department of Planning and Natural Resources; and Commissioner Robert Mathes, in his capacity as Trustee for the Natural Resources of the Territory of The United States Virgin Islands v. Vulcan Materials Company, et al. Plaintiff brought this action based on parens patriae doctrine for injury to quasi-sovereign interest on the island of St. Thomas (injuries to groundwater resources held in public trust). It is alleged that the island’s sole source of drinking water (the Tutu aquifer) is contaminated with perc. The primary source of perc contamination allegedly emanated from the former Laga facility (a textile manufacturing site). The perc defendants are alleged to have failed to adequately warn perc users of the dangers posed by the use and disposal of perc. It is also alleged that perc from O’Henry Dry Cleaners has contributed to the perc contamination in the Tutu aquifer. There has been no activity in the case since it was filed.

•	L’Henry, Inc., d/b/a O’Henry Cleaners and Cyril V. Francois, LLC v. Vulcan and Dow. Plaintiffs are the owners of a dry cleaning business on St. Thomas. The dry cleaner began operation in 1981. It is alleged that perc from the dry cleaner contributed to the contamination of the Tutu Wells aquifer, and that Vulcan as a perc manufacturer failed to properly warn the dry cleaner of the proper disposal method for perc, resulting in unspecified damages to the dry cleaners. A motion to dismiss has been pending for two years.
All other cases
•	Florida Antitrust Litigation — Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. The lawsuits were filed by several ready-mixed concrete producers and construction companies against a number of concrete and cement producers and importers in Florida. There are now two consolidated complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The defendants include Cemex Corp., Holcim (US) Inc., Lafarge North America, Inc., Lehigh Cement Company, Oldcastle Materials, Suwannee American Cement LLC, Titan America LLC, and Votorantim Cimentos North America, Inc. The complaints allege various violations under the federal antitrust laws, including price fixing and market allocations. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we intend to defend the case vigorously.
•	Florida Lake Belt Litigation — On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. General Carl A. Stock, et al.) ruled that a mining permit issued for our Miami quarry, which was acquired in the Florida Rock transaction in November 2007, as well as certain permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U. S. Army Corps of Engineers (Corps of Engineers) for further review and consideration. In July 2007, the Court ordered us and several other mining operations in the area to cease mining excavation under the vacated permits pending the issuance by the Corps of Engineers of a Supplemental Environmental Impact Statement (SEIS). The District Court decision was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and the Eleventh Circuit reversed and remanded the case to the District Court. With issuance of the Eleventh Circuit’s Mandate on July 1, 2008, we resumed mining at the Miami quarry. On January 30, 2009, the District Court again issued an order invalidating certain of the Lake Belt mining permits, which immediately stopped all mining excavation in the majority of the Lake Belt region. We appealed this order to the Eleventh Circuit but are not currently mining in the areas covered by the District Court order. On January 21, 2010, the Eleventh Circuit upheld the ruling of the District Court. On May 1, 2009, the Corps of Engineers issued a Final SEIS and accepted public comments until June 8, 2009, pending issuance of the Record of Decision with respect to issuance of permits. The Record of Decision was issued on January 29, 2010, and the Corps of Engineers has begun issuing new permits. We anticipate receiving a proposed permit shortly. We believe that when the permit is issued, this litigation over the old permits will be moot.

•	IDOT/Joliet Road — In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. IDOT seeks damages to “repair, restore, and maintain” the road or, in the alternative, judgment for the cost to “improve and maintain other roadways to accommodate” vehicles that previously used the road. The complaint also requests that the court enjoin any McCook quarry operations that will further damage the road. The court granted summary judgment in favor of Vulcan on certain claims. The court also granted the plaintiff’s motion to amend their complaint to add a punitive damages claim, although the court made it clear that it was not ruling on the merits of this claim. The matter has been set for trial on April 26, 2010. We believe that the claims and damages alleged by the State are covered by liability insurance policies purchased by Vulcan. We have received a letter from our primary insurer stating that there is coverage of this lawsuit under its policy; however, the letter indicates that the insurer is currently taking the position that various damages sought by the State are not covered. At this time, we believe a loss related to this litigation is reasonably possible; however, we cannot reasonably estimate the loss or range of loss that may result from a settlement or an adverse judgment at trial.

•	Lower Passaic River Clean-Up — We have been sued as a third-party defendant in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case brought by the New Jersey Department of Environmental Protection in the New Jersey Superior Court. The third-party complaint was filed on February 4, 2009. This suit by the New Jersey Department of Environmental Protection seeks recovery of past and future clean-up costs as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Passaic River of dioxin and other unspecified hazardous substances. Our former Chemicals Division operated a plant adjacent to the Passaic River and has been sued as a third-party defendant in this New Jersey action, along with approximately 300 other parties. Additionally, Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order of Consent with the U.S. Environmental

Protection Agency to perform a Remedial Investigation/Feasibility Study of the contamination in the lower 17 miles of the Passaic River. This study is ongoing. No remedial remedy for this Superfund site has yet been determined. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. We believe the amounts accrued in our financial statements as of December 31, 2009 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described more fully in Note 1 under our accounting policy for claims and litigation including self-insurance.
NOTE 13 SHAREHOLDERS’ EQUITY
In June 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13,225,000 common shares at a price of $41.00 per share. The total number of shares issued through the offering included 1,725,000 shares issued upon full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $519,993,000 (net of commissions and transaction costs of $22,232,000) from the sale of the shares. The net proceeds from the offering were used for debt reduction and general corporate purposes. The transaction increased shareholders’ equity by $519,993,000 (common stock $13,225,000 and capital in excess of par $506,768,000).
During 2009, we issued 1,135,510 shares of common stock to the trustee of our 401(k) savings and retirement plan and received proceeds of $52,691,000. These issuances were made to satisfy the plan participants’ elections to invest in Vulcan’s common stock and this arrangement provides a means of improving cash flow, increasing shareholders’ equity and reducing leverage.
During the second quarter of 2009, we issued 789,495 shares of common stock in connection with business acquisitions. We received net cash proceeds of $33,862,000 from the issuance of shares, and acquired the business for a cash payment of $36,980,000, net of acquired cash.
During the first quarter of 2008, we issued 798,859 shares of common stock in connection with business acquisitions. We received net cash proceeds of $55,072,000 from the issuance of shares, and acquired the business for a cash payment of $55,763,000, including acquisition costs and net of acquired cash.
During the second quarter of 2008, we issued 352,779 shares of common stock in connection with business acquisitions.
In November 2007, we issued 12,604,083 shares of common stock in connection with the acquisition of Florida Rock.
On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of December 31, 2009, 3,411,416 shares remained under the current purchase authorization.

There were no shares held in treasury as of December 31, 2009, 2008 and 2007. The number and cost of shares purchased during each of the last three years are shown below:

	2009	2008	2007

Shares purchased
Number	0	0	44,123
Total cost (thousands)	$0	$0	$4,800
Average cost	$0.00	$0.00	$108.78

The 44,123 shares purchased in 2007 were purchased directly from employees to satisfy income tax withholding requirements on shares issued pursuant to incentive compensation plans.
NOTE 14 OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income (loss). The components of other comprehensive income (loss) are presented in the accompanying Consolidated Statements of Shareholders’ Equity, net of applicable taxes.
The amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 is summarized as follows (in thousands of dollars):

	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount

December 31, 2009
Fair value adjustment to cash flow hedges	$(4,643)	$1,895	$(2,748)
Reclassification adjustment for cash flow hedge amounts included in net earnings	16,728	(6,826)	9,902
Adjustment for funded status of pension and postretirement benefit plans	(28,784)	11,417	(17,367)
Amortization of pension and postretirement plan actuarial loss and prior service cost	1,886	(748)	1,138

Total other comprehensive income (loss)	$(14,813)	$5,738	$(9,075)

December 31, 2008
Fair value adjustment to cash flow hedges	$(12,190)	$9,550	$(2,640)
Reclassification adjustment for cash flow hedge amounts included in net earnings	9,088	(7,120)	1,968
Adjustment for funded status of pension and postretirement benefit plans	(255,616)	101,517	(154,099)
Amortization of pension and postretirement plan actuarial loss and prior service cost	1,201	(477)	724

Total other comprehensive loss	$(257,517)	103,470	$(154,047)

December 31, 2007
Fair value adjustment to cash flow hedges	$(92,718)	$36,676	$(56,042)
Reclassification adjustment for cash flow hedge amounts included in net earnings	198	(78)	120
Adjustment for funded status of pension and postretirement benefit plans	31,163	(12,326)	18,837
Amortization of pension and postretirement plan actuarial loss and prior service cost	3,012	(1,191)	1,821

Total other comprehensive loss	$(58,345)	$23,081	$(35,264)

Amounts accumulated in other comprehensive income (loss), net of tax, at December 31, are as follows (in thousands of dollars):

	2009	2008	2007

Cash flow hedges	$(49,365)	$(56,519)	$(55,847)
Pension and postretirement plans	(144,993)	(128,763)	15,630

Accumulated other comprehensive income (loss)	$(194,358)	$(185,282)	$(40,217)

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
The Aggregates segment produces and sells aggregates and related products and services in eight regional divisions. During 2009, the Aggregates segment principally served markets in 21 states and the District of Columbia, the Bahamas, Canada, the Cayman Islands, Chile and Mexico with a full line of aggregates, and 9 additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic net sales were $20,118,000 in 2009, $25,295,000 in 2008 and $19,981,000 in 2007.
The Asphalt mix and Concrete segment produces and sells asphalt mix and ready-mixed concrete in four regional divisions serving eight states primarily in our mid-Atlantic, Florida, southwestern and western markets and the Bahamas. Additionally, two of the divisions produce and sell other concrete products such as block and precast and resell purchased building materials related to the use of ready-mixed concrete and concrete block. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. Our Asphalt mix and Concrete segment is almost wholly supplied with its aggregates requirements from our Aggregates segment. These transfers are made at local market prices for the particular grade and quality of product utilized in the production of asphalt mix and ready-mixed concrete. Customers for our Asphalt mix and Concrete segment are generally served locally at our production facilities or by truck. Because ready-mixed concrete and asphalt mix harden rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing facility.
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

The majority of our activities are domestic. Long-lived assets outside the United States, which primarily consist of property, plant & equipment, were $163,479,000 in 2009, $175,275,000 in 2008 and $175,413,000 in 2007. Transactions between our reportable segments are recorded at prices approximating market levels.

Segment Financial Disclosure
Amounts in millions	2009	2008	2007

Total Revenues
Aggregates
Segment revenues	$1,838.6	$2,406.8	$2,448.2
Intersegment sales	(165.2)	(206.2)	(131.5)

Net sales	$1,673.4	$2,200.6	$2,316.7

Asphalt mix and Concrete
Segment revenues	$833.1	$1,201.2	$765.9
Intersegment sales	(0.1)	(0.6)	(0.2)

Net sales	$833.0	$1,200.6	765.7

Cement
Segment revenues	$72.5	$106.5	$14.1
Intersegment sales	(35.2)	(54.6)	(6.4)

Net sales	$37.3	$51.9	$7.7

Total
Net sales	$2,543.7	$3,453.1	$3,090.1
Delivery revenues	146.8	198.3	237.7

Total revenues	$2,690.5	$3,651.4	$3,327.8

Gross Profit
Aggregates	$393.3	$657.6	$828.7
Asphalt mix and Concrete	54.5	74.4	122.2
Cement	(1.8)	17.7	0.0

Total gross profit	$446.0	$749.7	$950.9

Identifiable Assets
Aggregates	$7,208.4	$7,530.6
Asphalt mix and Concrete	669.5	767.6
Cement	446.9	435.2

Identifiable assets	8,324.8	8,733.4
General corporate assets	185.9	173.0
Cash items	22.3	10.2

Total	$8,533.0	$8,916.6

Depreciation, Depletion,
Accretion and Amortization
Aggregates	$312.2	$310.8	$246.9
Asphalt mix and Concrete	61.2	61.0	20.3
Cement	16.3	14.6	1.9
Corporate and other unallocated	4.9	2.7	2.4

Total	$394.6	$389.1	$271.5

Capital Expenditures from
Continuing Operations
Aggregates	$74.6	$267.7	$445.0
Asphalt mix and Concrete	5.3	13.6	24.2
Cement	22.4	60.2	10.3
Corporate	4.2	12.7	1.0

Total	$106.5	$354.2	$480.5

NOTE 16 SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below (in thousands of dollars):

	2009	2008	2007

Cash payments (refunds)
Interest	$181,352	$179,880	$41,933
Income taxes	(25,184)	91,544	132,697

Noncash investing and financing activities
Accrued liabilities for purchases of property, plant & equipment	$13,459	$22,974	$32,065
Note received from sale of business	1,450	0	0
Carrying value of noncash assets and liabilities exchanged	0	42,974	0
Debt issued for purchases of property, plant & equipment	1,987	389	19
Proceeds receivable from exercise of stock options	0	325	152
Amounts referable to business acquisitions
Liabilities assumed	0	2,024	588,184
Fair value of stock issued	0	25,023	1,436,487

NOTE 17 ASSET RETIREMENT OBLIGATIONS
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
We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. For the years ended December 31, we recognized asset retirement obligation (ARO) operating costs related to accretion of the liabilities and depreciation of the assets as follows (in thousands of dollars):

	2009	2008	2007

ARO Operating Costs
Accretion	$8,802	$7,082	$5,866
Depreciation	13,732	15,504	13,172

Total	$22,534	$22,586	$19,038

ARO operating costs for our continuing operations are reported in cost of goods sold. Asset retirement obligations are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our asset retirement obligations for the years ended December 31 are as follows (in thousands of dollars):

	2009	2008

Asset retirement obligations at beginning of year	$173,435	$131,383

Liabilities incurred	539	39,926
Liabilities settled	(10,610)	(17,633)
Accretion expense	8,802	7,082
Revisions up (down), net	(4,409)	12,677

Asset retirement obligations at end of year	$167,757	$173,435

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
Revisions to our asset retirement obligations during 2009 and 2008 relate primarily to changes in cost estimates and settlement dates at numerous sites. The underlying increase in cost estimates during 2008 was largely attributable to rising energy-related costs, including diesel fuel.
NOTE 18 GOODWILL AND INTANGIBLE ASSETS
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
Goodwill
Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and other intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. At December 31, 2008, ongoing disruptions in the credit and equity markets and weak levels of construction activity, underscored by the negative effects of the prolonged global recession, prompted an increase in our discount rates, which reflect our estimated cost of capital plus a risk premium. The results of our annual impairment test performed as of January 1, 2009 indicated that the estimated fair value of our Cement reporting unit was less than the carrying amount at that time. The estimated fair value was used in the second step of the impairment test as the purchase price in a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The carrying values of deferred taxes and certain long-term assets were adjusted to reflect their estimated fair values for purposes of the second step of the impairment test and the hypothetical purchase price allocation.
The residual amount of goodwill that resulted from this hypothetical purchase price allocation was compared to the recorded amount of goodwill for the reporting unit to determine if impairment existed. Based on the results of this analysis, we concluded that the entire amount of goodwill at this reporting unit was impaired and we recorded a $252,664,000 ($227,581,000 net of tax benefit) noncash impairment charge for the year ended December 31, 2008.
The 2008 goodwill impairment charge is a noncash item and does not affect our operations, cash flow or liquidity. Our credit agreements and outstanding indebtedness were not impacted by this noncash impairment charge. The income tax benefit associated with this charge was substantially below our normally expected income tax rate because the majority of the goodwill impairment relates to nondeductible goodwill for federal income tax purposes.

There were no charges for goodwill impairment in the years ended December 31, 2009 and 2007.
We have three reportable segments organized around our principal product lines: aggregates; asphalt mix and concrete; and cement. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009, 2008 and 2007 are summarized below (in thousands of dollars):
Goodwill

		Asphalt mix
	Aggregates	and Concrete	Cement	Total

Gross carrying amount
Total as of December 31, 2007	$3,399,796	$91,633	$297,662	$3,789,091

Goodwill of acquired businesses	30,565	0	0	30,565
Purchase price allocation adjustments	(436,526)	0	(44,998)	(481,524)

Total as of December 31, 2008	$2,993,835	$91,633	$252,664	$3,338,132

Goodwill of acquired businesses[1]	9,558	0	0	9,558
Purchase price allocation adjustments	(1,047)	0	0	(1,047)

Total as of December 31, 2009	$3,002,346	$91,633	$252,664	$3,346,643

Accumulated impairment losses
Total as of December 31, 2007	$0	$0	$0	$0

Goodwill impairment loss	0	0	(252,664)	(252,664)

Total as of December 31, 2008	$0	$0	$(252,664)	$(252,664)

Goodwill impairment loss	0	0	0	0

Total as of December 31, 2009	$0	$0	$(252,664)	$(252,664)

Goodwill, net of accumulated impairment losses
Total as of December 31, 2007	$3,399,796	$91,633	$297,662	$3,789,091

Total as of December 31, 2008	$2,993,835	$91,633	$0	$3,085,468

Total as of December 31, 2009	$3,002,346	$91,633	$0	$3,093,979

[1]	The goodwill of acquired businesses for 2009 relates to the 2009 acquisitions listed in Note 19. We are currently evaluating the final purchase price allocation for most of these acquisitions; therefore, the goodwill amount is subject to change. All of the goodwill from the 2009 acquisitions is expected to be fully deductible for income tax purposes.
Intangible assets
Intangible assets acquired in business combinations are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. Costs incurred to renew or extend the life of existing intangible assets are capitalized. These capitalized renewal/extension costs were immaterial for the years presented. These assets consist primarily of contractual rights in place, noncompetition agreements, favorable lease agreements, customer relationships and tradenames and trademarks. Intangible assets acquired individually or otherwise obtained outside a business combination consist primarily of permitting, permitting compliance and zoning rights and are stated at their historical cost, less accumulated amortization, if applicable.
Historically, we have acquired intangible assets with only finite lives. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that closely reflects the pattern in which the economic benefits are consumed or otherwise realized. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no charges for impairment of intangible assets in the years ended December 31, 2009, 2008 and 2007. Intangible assets are reported within other noncurrent assets in our accompanying Consolidated Balance Sheets.

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 is summarized below (in thousands of dollars):
Intangible assets subject to amortization

	2009	2008

Gross carrying amount
Contractual rights in place	$617,278	$604,236
Noncompetition agreements	2,490	1,980
Favorable lease agreements	16,773	12,835
Permitting, permitting compliance and zoning rights	58,547	52,769
Customer relationships	14,393	13,657
Tradenames and trademarks	5,006	5,742
Other	3,911	10,148

Total gross carrying amount	$718,398	$701,367

Accumulated amortization
Contractual rights in place	$(20,522)	$(10,981)
Noncompetition agreements	(1,618)	(1,295)
Favorable lease agreements	(1,132)	(734)
Permitting, permitting compliance and zoning rights	(9,592)	(8,675)
Customer relationships	(1,500)	(50)
Tradenames and trademarks	(567)	(45)
Other	(824)	(5,795)

Total accumulated amortization	$(35,755)	$(27,575)

Total intangible assets subject to amortization, net	$682,643	$673,792

Intangible assets with indefinite lives	0	0

Total intangible assets, net	$682,643	$673,792

Aggregate amortization expense for the period	$13,777	$9,482

Estimated amortization expense for the five years subsequent to December 31, 2009 is as follows (in thousands of dollars):

Estimated amortization expense for five subsequent years
2010	$13,612
2011	15,197
2012	14,424
2013	14,530
2014	14,597

NOTE 19 ACQUISITIONS AND DIVESTITURES
2009 Pending divestitures
As of December 31, 2009, assets held for sale and liabilities of assets held for sale presented in the accompanying Consolidated Balance Sheets relate to an aggregates production facility and ready-mixed concrete operation located outside the United States. We expect the transaction to close during the first quarter of 2010. The major classes of assets and liabilities of assets classified as held for sale are as follows (in thousands of dollars):

December 31,
2009
Current assets	$3,799
Property, plant & equipment, net	11,117
Intangible assets	96
Other assets	60

Total assets held for sale	$15,072

Current liabilities	$369

Total liabilities of assets held for sale	$369

2009 Acquisitions and divestitures
In 2009, we acquired the following assets for approximately $38,955,000 (total note and cash consideration) net of acquired cash:
•	leasehold interest in a rail-served aggregates distribution yard

•	two aggregates production facilities
As a result of these 2009 acquisitions, we recognized $9,558,000 of goodwill and $12,428,000 of amortizable intangible assets, all of which are expected to be fully deductible for income tax purposes. The purchase price allocations for these 2009 acquisitions are preliminary and subject to adjustment.
In 2009, we divested the following assets for approximately $7,043,000 (total note and cash consideration):
•	dock and transloading facility

•	interest in an aggregates production facility
During 2009, we received $3,000,000 of contingent consideration related to the 2008 divestiture of an aggregates production facility located in Georgia.
2008 Acquisitions and divestitures
As a result of the November 2007 Florida Rock acquisition, we entered into a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required us to divest nine Florida Rock and Legacy Vulcan sites. During 2008, we completed the required divestitures. In a transaction with Luck Stone Corporation, we divested two former Florida Rock sites in Virginia, an aggregates production facility and a distribution yard, by exchanging these assets for cash and two aggregates production facilities in Virginia. In a transaction with Martin Marietta Materials, Inc. (Martin Marietta), we divested four aggregates production facilities and a greenfield (undeveloped) aggregates site located in Georgia, and an aggregates production facility located in Tennessee. In return, we received cash, an aggregates production facility near Sacramento, California, real property with proven and permitted reserves adjacent to one of our aggregates production facilities in San Antonio, Texas, and fee ownership of property at one of our aggregates production facilities in North Carolina that we had previously leased from Martin Marietta. In a separate transaction, we sold our interest in an aggregates production facility in Georgia to The Concrete Company, which had been the joint venture partner with Florida Rock in this operation.
Two of the divested sites included in the transaction with Martin Marietta were owned by Vulcan prior to our acquisition of Florida Rock. During the second quarter of 2008, we recognized a pretax gain of $73,847,000 on the sale of these assets.

In addition to the acquisitions in the aforementioned exchanges, during 2008, we acquired the following assets for approximately $108,378,000 (total cash and stock consideration) including acquisition costs and net of acquired cash:
•	five aggregates production facilities

•	one asphalt mix plant

•	an aggregates recycling facility

•	our former joint venture partner’s interest in an aggregates production facility
The acquisition payments reported above exclude contingent consideration not to exceed $3,000,000. Upon resolution of the contingency, distributions to the seller, if any, will be considered additional acquisition cost.
As a result of the acquisitions (including the exchanges), we recognized $30,565,000 of goodwill, $25,015,000 of which is expected to be fully deductible for income tax purposes.
NOTE 20 CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS
During 2009 we completed a comprehensive analysis of our deferred income tax balances and concluded that our deferred income tax liabilities were overstated. The errors arose during the fourth quarter of 2008 and during periods prior to January 1, 2006, and are not material to previously issued financial statements. However, correcting the errors in 2009 would have had a material impact on this year’s Consolidated Statement of Earnings, specifically the deferred tax provision. As a result, we have restated all affected prior period financial statements presented in this Form 10-K.
The errors that arose during the fourth quarter of 2008 related to the calculations of deferred income taxes referable to the Florida Rock acquisition and the combined effective income tax rate used to compute deferred income tax account balances. The correction of these errors resulted in a decrease to deferred income tax liabilities of $2,578,000, an increase to goodwill referable to our Aggregates segment of $2,455,000, and a $5,033,000 increase to the deferred income tax benefit and net earnings, improving earnings per diluted share by $0.05 for the year ended December 31, 2008.
The errors that arose during periods prior to January 1, 2006 resulted in an overstatement of deferred income tax liabilities of $25,983,000. Based on the work performed to confirm the current and deferred income tax provisions recorded during 2006, 2007 and 2008, and to determine the correct deferred income tax account balances as of January 1, 2006, we were able to substantiate that the $25,983,000 overstatement related to periods prior to January 1, 2006. The correction of these errors resulted in a decrease to deferred income tax liabilities and a corresponding increase to retained earnings of $25,983,000 as of January 1, 2006.

A summary of the effects of the correction of these errors on our consolidated financial statements as of and for the year ended December 31, 2008, are presented in the tables below (amounts and shares in thousands, except per share data):

	For the year ended December 31, 2008
	As			As
	Reported		Correction	Restated

Statement of Earnings
Earnings from continuing operations before income taxes		$75,058	$0	$75,058
Provision for income taxes
Current		92,346	0	92,346
Deferred		(15,622)	(5,033)	(20,655)

Total provision for income taxes		76,724	(5,033)	71,691

Earnings (loss) from continuing operations		(1,666)	5,033	3,367
Loss on discontinued operations, net of income taxes		(2,449)	0	(2,449)

Net earnings (loss)	$	(4,115)	$5,033	$918

Basic and diluted earnings (loss) per share
Continuing operations		$(0.02)	$0.05	$0.03
Discontinued operations		$(0.02)	$0.00	$ (0.02)

Net earnings (loss) per share	$	(0.04)	$0.05	$0.01

Weighted-average common shares outstanding, assuming dilution		109,774		110,954

	As of December 31, 2008
	As		As
	Reported	Correction	Restated

Balance Sheet
Assets
Goodwill	$3,083,013	$2,455	$3,085,468

Total assets	$8,914,169	$2,455	$8,916,624

Liabilities and Shareholders’ Equity
Deferred income taxes	$949,036	$(28,561)	$920,475

Total liabilities	5,391,433	(28,561)	5,362,872

Retained earnings	$1,862,913	$31,016	$1,893,929

Total shareholders’ equity	3,522,736	31,016	3,553,752

Total liabilities and shareholders’ equity	$8,914,169	$2,455	$8,916,624

	For the year ended December 31, 2008
	As		As
	Reported	Correction	Restated

Statement of Cash Flows
Operating Activities
Net earnings	$(4,115)	$5,033	$918
Deferred tax provision	(14,723)	(5,033)	(19,756)

Net cash provided by operating activities	$435,185	$0	$435,185

In addition to the corrections above, due to the change in net earnings (loss) from ($4,115,000) to $918,000 for the year ended December 31, 2008, comprehensive income (loss) reflects a change from ($158,162,000) to ($153,129,000) for the same period.

NOTE 21 UNAUDITED SUPPLEMENTARY DATA
The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2009 and 2008 (amounts in thousands, except per share data):

	2009
	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
| | | |
Net sales	$567,895	$681,380	$738,664	$555,768
Total revenues	600,294	721,859	778,192	590,145
Gross profit	77,607	145,834	154,480	68,041
Operating earnings (loss)	(1,326)	65,684	82,704	1,390
Earnings (loss) from continuing operations	(32,255)	15,561	47,924	(12,582)
Net earnings (loss)	(32,780)	22,212	54,232	(13,350)
Basic earnings (loss) per share from continuing operations	$(0.29)	$0.14	$0.38	$(0.10)
Diluted earnings (loss) per share from continuing operations	$(0.29)	$0.14	$0.38	$(0.10)
Basic net earnings (loss) per share	$(0.30)	$0.20	$0.43	$(0.11)
Diluted net earnings (loss) per share	$(0.30)	$0.20	$0.43	$(0.11)

	2008
	Three Months Ended
	March 31	June 30	Sept 30	Dec 31

				(As Restated,
				See Below)

Net sales	$771,762	$965,957	$958,839	$756,523
Total revenues	817,339	1,021,551	1,013,349	799,199
Gross profit	154,450	245,226	200,846	149,190
Operating earnings (loss)	66,758	238,469	128,303	(184,428)
Earnings (loss) from continuing operations	14,485	141,225	59,816	(212,159)
Net earnings (loss)	13,933	140,755	59,050	(212,820)
Basic earnings (loss) per share from continuing operations	$0.13	$1.28	$0.54	$(1.92)
Diluted earnings (loss) per share from continuing operations	$0.13	$1.27	$0.54	$(1.92)
Basic net earnings (loss) per share	$0.13	$1.28	$0.54	$(1.93)
Diluted net earnings (loss) per share	$0.13	$1.27	$0.53	$(1.93)

	For the three months ended December 31, 2008
	As		As
	Reported	Correction	Restated

Earnings (loss) from continuing operations	$(217,192)	$5,033	$(212,159)
Net earnings (loss)	(217,853)	5,033	(212,820)
Basic earnings (loss) per share
Continuing operations	$(1.97)	$0.05	$(1.92)
Net earnings (loss) per share	$(1.97)	$0.04	$(1.93)
Diluted earnings (loss) per share
Continuing operations	$(1.97)	$0.05	$(1.92)
Net earnings (loss) per share	$(1.97)	$0.04	$(1.93)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a — 15(e) or 15d -15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We are in the process of replacing our legacy information technology systems. We completed the first phase of this multi-year project during the third quarter of 2009. The new information technology systems were a source for some information presented in this Annual Report on Form 10-K. We are continuing to work toward the full implementation of the new information technology systems and expect to complete that process in 2011.
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
Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
Deloitte & Touché LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. Deloitte & Touché LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

Report of Independent Registered Public Accounting Firm — Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Vulcan Materials Company:
We have audited the internal control over financial reporting of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.
Birmingham, Alabama
February 26, 2010

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
On or about March 25, 2010, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2009 Proxy Statement”). The information under the headings “Election of Directors,” “Nominees for Election to the Board of Directors,” “Directors Continuing in Office,” “Corporate Governance of our Company and Practices of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2010 Proxy Statement is incorporated herein by reference. See also the information set forth above in Part I, Item I “Business” of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information under the headings “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” included in our 2010 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plans” and “Payment Upon Termination and Change in Control” included in our 2010 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the headings “Transactions with Related Persons” and “Director Independence” included in our 2010 Proxy Statement is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this section is incorporated by reference from the information in the section entitled “Independent Registered Public Accounting Firm” in our 2010 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial statements
The following financial statements are included herein on the pages shown below:
(a) (2) Financial statement schedules
The following financial statement schedule for the years ended December 31, 2009, 2008 and 2007 is included in Part IV of this report on the indicated page:

Schedule II Valuation and Qualifying Accounts and Reserves	105
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

Vulcan Materials Company

By	Donald M. James
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

Daniel F. Sansone	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 26, 2010

The following directors:
Philip J. Carroll, Jr.	Director
Phillip W. Farmer	Director
H. Allen Franklin	Director
Ann McLaughlin Korologos	Director
Douglas J. McGregor	Director
James V. Napier	Director
Richard T. O’Brien	Director
James T. Prokopanko	Director
Donald B. Rice	Director
Vincent J. Trosino	Director
Kathleen Wilson-Thompson	Director

By	Robert A. Wason IV Attorney-in-Fact	February 26, 2010

SCHEDULE II
Vulcan Materials Company and Subsidiary Companies
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2009, 2008 and 2007
Amounts in Thousands

Column A	Column B	Column C	Column D		Column E		Column F
	Balance at	Additions Charged To					Balance at
	Beginning	Costs and	Other				End
Description	Of Period	Expenses	Accounts		Deductions		Of Period

2009
Accrued Environmental Costs	$13,708	$1,093	$0		$1,970	[1]	$12,831
Asset Retirement Obligations	173,435	8,802	(3,870)[2]		10,610	[3]	167,757
Doubtful Receivables	8,711	4,173	0		4,162	[4]	8,722
Self-Insurance Reserves	56,912	15,503	0		17,149	[5]	55,266
All Other [6]	901	3,517	0		3,641		777

2008
Accrued Environmental Costs	$9,756	$451	$4,698	[7]	$1,197	[1]	$13,708
Asset Retirement Obligations	131,383	7,082	52,603	[2]	17,633	[3]	173,435
Doubtful Receivables	6,015	5,393	0		2,697	[4]	8,711
Self-Insurance Reserves	61,298	23,191	0		27,577	[5]	56,912
All Other [6]	1,244	5,120	0		5,463		901

2007
Accrued Environmental Costs	$13,394	$966	$175	[7]	$4,779	[1]	$9,756
Asset Retirement Obligations	114,829	5,866	24,487	[2]	13,799	[3]	131,383
Doubtful Receivables	3,355	1,144	2,283	[7]	767	[4]	6,015
Self-Insurance Reserves	45,197	17,182	11,209	[7]	12,290	[5]	61,298
All Other[6]	589	1,518	302	[7]	1,165		1,244

[1]	Expenditures on environmental remediation projects.

[2]	Net up/down revisions to asset retirement obligations.

[3]	Expenditures related to settlements of asset retirement obligations.

[4]	Write-offs of uncollected accounts and worthless notes, less recoveries.

[5]	Expenditures on self-insurance reserves.

[6]	Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.

[7]	The 2008 and 2007 amounts include additions related to the acquisition of Florida Rock.

EXHIBIT INDEX

Exhibit (3)(a)
Certificate of Incorporation (Restated 2007) of Vulcan Materials Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007.[1]

Exhibit (3)(b)	Amended and Restated By-Laws of Vulcan Materials Company effective as of December 11, 2009 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on December 11, 2009.[1]

Exhibit (4)(a)
Supplemental Indenture No. 1 dated as of November 16, 2007, among Vulcan Materials Company, Legacy Vulcan Corp. and The Bank of New York, as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 21, 2007.[1]

Exhibit (4)(b)
Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 11, 2007.[1]

Exhibit (4)(c)
First Supplemental Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on December 11, 2007.[1]

Exhibit (4)(d)
Second Supplemental Indenture dated June 20, 2008 between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 20, 2008.[1]

Exhibit (4)(e)
Indenture dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit (10)(a)
Underwriting Agreement, dated June 11, 2009, among the Company and Goldman Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, J. P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein filed as Exhibit 1.1 to the Company’s Report on Form 8-K filed June 17, 2009.[1]

Exhibit (10)(b)
Underwriting Agreement, dated June 17, 2008, among the Company and Banc of America Securities, LLC, Goldman, Sachs & Co., JP Morgan Securities, Inc. and Wachovia Capital Markets, LLC as Representatives of several underwriters named therein filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 20, 2008.[1]

Exhibit (10)(c)
Five-Year Credit Agreement dated as of November 16, 2007, among the Company, certain lenders party thereto and Bank of America, N.A., as administrative agent filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 21, 2007.[1]

Exhibit (10)(d)
Term Loan Credit Agreement dated as of June 23, 2008, among the Company, Wachovia Bank, National Association, as administrative agent and certain other Lender Parties thereto filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 27, 2008.[1]

Exhibit (10)(e)	Purchase Agreement dated January 23, 2009, between the Company and Goldman, Sachs & Co. filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on January 29, 2009.[1]

E-1

Exhibit (10)(f)
Third Supplemental Indenture dated February 3, 2009, between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007 filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed on March 2, 2009.[1]

Exhibit (10)(g)	Exchange and Registration Rights Agreement dated February 3, 2009, between the Company and Goldman, Sachs & Co. filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K filed March 2, 2009.[1]

Exhibit (10)(h)	The Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

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

Exhibit (10)(m)	The Restricted Stock Plan for Nonemployee Directors of the Company, as amended, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 17, 2008.[1,2]

Exhibit (10)(n)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit (10)(o)	Change of Control Employment Agreement Form (Double Trigger) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2008.[1,2]

Exhibit (10)(p)	Change of Control Employment Agreement Form (Modified Double Trigger) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008.[1,2]

Exhibit (10)(q)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit (10)(r)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001.[1,2]

Exhibit (10)(s)	Form Stock Option Award Agreement filed as Exhibit 10(o) to Legacy Vulcan Corp.’s Report on Form 8-K filed December 20, 2005.[1,2]

Exhibit (10)(t)	Form Director Deferred Stock Unit Award Agreement filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 17, 2008.[1,2]

Exhibit (10)(u)	Form Performance Share Unit Award Agreement filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 17, 2008.[1,2]

E-2

Exhibit (10)(v)	Form Stock Only Stock Appreciation Rights Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed February 26, 2007. [1,2]

Exhibit (10)(w)	Form Employee Deferred Stock Unit Award Amended Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 17, 2008. [1,2]

Exhibit (10)(x)	2010 Compensation Arrangements filed in the Company’s Current Report on Form 8-K filed on February 18, 2010. [1,2]

Exhibit (18)
Letter dated February 26, 2009 of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Vulcan Materials Company and its subsidiary companies regarding a change in accounting principles.

Exhibit (21)	List of the Company’s subsidiaries as of December 31, 2009.

Exhibit (23)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit (24)	Powers of Attorney.

Exhibit (31)(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (31)(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit (32)(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit (32)(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

[1]	Incorporated by reference.

[2]	Management contract or compensatory plan.

E-3