Form 10-Q
period 2010-03-31
Vulcan Materials CO
filed 2010-05-04
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☑ No ☐
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at March 31, 2010
Common Stock, $1 Par Value	127,693,022

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Vulcan Materials Company
and Subsidary Companies
Condensed Consolidated Balance Sheets
Unaudited, except for December 31

	Amounts in thousands, except per share data
	March 31	December 31	March 31
	2010	2009	2009
			As Restated
			See Note 1
Assets
Cash and cash equivalents	$35,940	$22,265	$47,446
Restricted cash	3,643	0	0
Medium-term investments	4,109	4,111	11,530
Accounts and notes receivable
Accounts and notes receivable, gross	300,648	276,746	339,197
Less: Allowance for doubtful accounts	(9,236)	(8,722)	(9,134)

Accounts and notes receivable, net	291,412	268,024	330,063
Inventories
Finished products	246,632	261,752	292,776
Raw materials	22,430	21,807	29,023
Products in process	4,663	3,907	4,857
Operating supplies and other	33,876	37,567	35,164

Inventories	307,601	325,033	361,820
Deferred income taxes	56,990	57,967	70,442
Prepaid expenses	51,538	50,817	60,840
Assets held for sale	14,839	15,072	0

Total current assets	766,072	743,289	882,141
Investments and long-term receivables	33,298	33,283	28,011
Property, plant & equipment
Property, plant & equipment, cost	6,627,203	6,653,261	6,649,867
Reserve for depr., depl. & amort.	(2,834,162)	(2,778,590)	(2,560,199)

Property, plant & equipment, net	3,793,041	3,874,671	4,089,668
Goodwill	3,093,979	3,093,979	3,084,922
Other intangible assets, net	681,872	682,643	672,871
Other assets	106,620	105,085	80,406

Total assets	$8,474,882	$8,532,950	$8,838,019

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$325,344	$385,381	$311,689
Short-term borrowings	300,000	236,512	667,000
Trade payables and accruals	128,974	121,324	138,939
Other current liabilities	154,479	113,109	154,432
Liabilities of assets held for sale	425	369	0

Total current liabilities	909,222	856,695	1,272,060
Long-term debt	2,101,147	2,116,120	2,536,211
Deferred income taxes	863,678	887,268	926,016
Other noncurrent liabilities	537,835	620,845	619,386

Total liabilities	4,411,882	4,480,928	5,353,673

Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity
Common stock, $1 par value	127,693	125,912	110,556
Capital in excess of par value	2,444,732	2,368,228	1,750,688
Retained earnings	1,681,624	1,752,240	1,806,603
Accumulated other comprehensive loss	(191,049)	(194,358)	(183,501)

Shareholders’ equity	4,063,000	4,052,022	3,484,346

Total liabilities and shareholders’ equity	$8,474,882	$8,532,950	$8,838,019

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Amounts and shares in thousands, except per share data
Condensed Consolidated Statements of Earnings
Unaudited

	Three Months Ended
	March 31
	2010	2009
Net sales	$464,534	$567,895
Delivery revenues	28,730	32,399

Total revenues	493,264	600,294

Cost of goods sold	463,640	490,288
Delivery costs	28,730	32,399

Cost of revenues	492,370	522,687

Gross profit	894	77,607
Selling, administrative and general expenses	86,495	79,717
Gain on sale of property, plant & equipment and businesses, net	48,371	2,503
Other operating income (expense), net	460	(1,719)

Operating loss	(36,770)	(1,326)

Other income (expense), net	1,378	(1,075)
Interest income	489	795
Interest expense	43,783	43,919

Loss from continuing operations before income taxes	(78,686)	(45,525)
Benefit from income taxes	(34,212)	(13,270)

Loss from continuing operations	(44,474)	(32,255)
Earnings (loss) on discontinued operations, net of tax (Note 2)	5,727	(525)

Net loss	$(38,747)	$(32,780)

Basic earnings (loss) per share
Continuing operations	$(0.35)	$(0.29)
Discontinued operations	0.04	(0.01)

Net loss per share	$(0.31)	$(0.30)

Diluted earnings (loss) per share
Continuing operations	$(0.35)	$(0.29)
Discontinued operations	0.04	(0.01)

Net loss per share	$(0.31)	$(0.30)

Weighted-average common shares outstanding
Basic	126,692	110,598
Assuming dilution	126,692	110,598

Cash dividends declared per share of common stock	$0.25	$0.49
Depreciation, depletion, accretion and amortization	$94,197	$99,315
Effective tax rate from continuing operations	43.5%	29.1%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Condensed Consolidated Statements of Cash Flows
Unaudited

	Amounts in thousands
	Three Months Ended
	March 31
	2010	2009
Operating Activities
Net loss	$(38,747)	$(32,780)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	94,197	99,315
Net gain on sale of property, plant & equipment and businesses	(57,165)	(3,227)
Contributions to pension plans	(20,050)	(1,131)
Share-based compensation	5,277	5,791
Deferred tax provision	(32,369)	2,619
Changes in assets and liabilities before initial effects of business acquistions and dispositions	46,543	36,311
Other, net	8,753	(1,800)

Net cash provided by operating activities	6,439	105,098

Investing Activities
Purchases of property, plant & equipment	(19,759)	(25,638)
Proceeds from sale of property, plant & equipment	1,054	3,070
Proceeds from sale of businesses, net of transaction costs	51,064	11,537
Increase in restricted cash	(3,643)	0
Redemption of medium-term investments	22	25,203
Other, net	(51)	436

Net cash provided by investing activities	28,687	14,608

Financing Activities
Net short-term borrowings (payments)	63,487	(417,475)
Payment of current maturities and long-term debt	(75,093)	(15,083)
Proceeds from issuance of long-term debt, net of discounts	0	397,660
Debt issuance costs	0	(3,033)
Proceeds from issuance of common stock	11,249	6,800
Dividends paid	(31,600)	(54,069)
Proceeds from exercise of stock options	10,106	2,755
Other, net	400	(9)

Net cash used for financing activities	(21,451)	(82,454)

Net increase in cash and cash equivalents	13,675	37,252
Cash and cash equivalents at beginning of year	22,265	10,194

Cash and cash equivalents at end of period	$35,940	$47,446

See accompanying Notes to Condensed Consolidated Financial Statements

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
We disaggregated our asphalt mix and concrete operating segments for reporting purposes as of January 1, 2010 (see Note 17).
Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.
Correction of Prior Period Financial Statements — During the third quarter of 2009, we completed a comprehensive analysis of our deferred income tax balances and concluded that our deferred income tax liabilities were overstated. The errors arose during the fourth quarter of 2008 and during periods prior to January 1, 2006, and were not material to previously issued financial statements. However, correcting the errors in 2009 would have materially impacted that year’s deferred tax provision. As a result, we restated all affected prior period financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
A summary of the effects of the correction of the errors on our Condensed Consolidated Balance Sheet as of March 31, 2009 is presented in the table below (in thousands of dollars):

	March 31, 2009
	As		As
	Reported	Corrections	Restated
Goodwill	$3,082,467	$2,455	$3,084,922

Total assets	$8,835,564	$2,455	$8,838,019

Deferred income taxes	$954,577	$(28,561)	$926,016

Total liabilities	$5,382,234	$(28,561)	$5,353,673

Retained earnings	$1,775,587	$31,016	$1,806,603

Shareholders’ equity	$3,453,330	$31,016	$3,484,346

Total liabilities and shareholders’ equity	$8,835,564	$2,455	$8,838,019

Note 2 Discontinued Operations
In June 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements subject to certain conditions. During 2007, we received the final payment under the ECU (electrochemical unit) earn-out, bringing cumulative cash receipts to its $150,000,000 cap.

Proceeds under the second earn-out agreement are determined based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). Under this earn-out agreement, cash plant margin for 5CP, as defined in the Asset Purchase Agreement, in excess of an annual threshold amount is shared equally between Vulcan and Basic Chemicals. The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume. At the June 7, 2005 closing date, the value assigned to the 5CP earn-out was limited to an amount that resulted in no gain on the sale of the business, as the gain was contingent in nature. A gain on disposal of the Chemicals business is recognized to the extent cumulative cash receipts under the 5CP earn-out exceed the initial value recorded.
In March 2010, we received a payment of $8,794,000 (recorded as gain on disposal of discontinued operations) under the 5CP earn-out related to performance during the year ended December 31, 2009. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2009, we received $11,625,000 under the 5CP earn-out related to the year ended December 31, 2008. These 2009 receipts resulted in a gain on disposal of discontinued operation of $812,000 for 2009. Through March 31, 2010, we have received a total of $42,707,000 under the 5CP earn-out, a total of $9,606,000 in excess of the receivable recorded on the date of disposition.
We are liable for a cash transaction bonus payable to certain key former Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. We expect the 2010 payout will be approximately $879,000 and have accrued this amount as of March 31, 2010. In comparison, we had accrued approximately $700,000 as of March 31, 2009.
There were no net sales or revenues from discontinued operations during the three month periods ended March 31, 2010 or 2009. Results from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2010	2009
Discontinued operations
Earnings (loss) from results	$81	$(1,599)
Gain on disposal	8,794	723
Income tax (provision) benefit	(3,148)	351

Earnings (loss) on discontinued operations, net of tax	$5,727	$(525)

The first quarter 2010 pretax earnings from results of discontinued operations of $81,000 includes litigation settlements associated with our former Chemicals business offset by general and product liability costs, including legal defense costs, environmental remediation costs associated with our former Chemicals businesses and charges related to the cash transaction bonus as noted above. The pretax loss from discontinued operations in the first quarter of 2009 reflects charges primarily related to general and product liability costs.

Note 3 Earnings Per Share (EPS)
We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended
	March 31
	2010	2009
Weighted-average common shares outstanding	126,692	110,598
Dilutive effect of
Stock options/SOSARs	0	0
Other stock compensation plans	0	0

Weighted-average common shares outstanding, assuming dilution	126,692	110,598

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. Because we operated at a loss for the quarters ended March 31, 2010 and 2009, all potential common shares were antidilutive. Had earnings from operations been positive, weighted-average common shares outstanding, assuming dilution would have increased by 476,000 shares and 479,000 shares in 2010 and 2009, respectively.
The amount of antidilutive common stock equivalents are as follows (in thousands of shares):

	Three Months Ended
	March 31
	2010	2009
Antidilutive common stock equivalents	4,414	3,838
Note 4 Income Taxes
Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.
When application of the estimated annual effective tax rate distorts the financial results of an interim period, we calculate the income tax provision or benefit using an alternative methodology as prescribed by the accounting standards. This alternative methodology results in an income tax provision or benefit based solely on the year-to-date pretax loss as adjusted for permanent differences on a pro rata basis.
We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as we consider appropriate.
We applied the alternative methodology discussed above in the determination of the income tax benefit from continuing operations for the first quarter of 2010. We recognized a tax benefit from continuing operations of $34,212,000 for the first three months of 2010. During the same period of 2009, we recognized a tax benefit from continuing operations of $13,270,000.
Note 5 Medium-term Investments
We held investments in money market and other money funds at The Reserve, an investment management company specializing in such funds, as follows: March 31, 2010 — $5,532,000, December 31, 2009 — $5,554,000 and March 31, 2009 — $13,633,000. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we changed the classification of our investments in The Reserve funds from cash and cash equivalents to medium-term investments and reduced the carrying value of our investment to its estimated fair value. Based on public statements issued by The Reserve and the maturity dates of the underlying investments, we believe that proceeds from the liquidation of the money funds in which we have investments will be received within twelve months of March 31, 2010, and therefore, such investments are classified as current.
The Reserve has redeemed our investment, as follows: $22,000 during the first quarter of 2010, $25,203,000 during the first quarter of 2009, $8,079,000 during the remaining three quarters of 2009 and $258,000 during 2008. In addition, during 2008, we recognized a charge of $2,103,000 to reduce the principal balance to an estimate of the fair value of our investment in these funds. During 2009, we recognized income [included in other income (expense), net] of $660,000 to increase the principal balance to an estimate of the fair value of our investment in these funds. None of this income was recognized in the first quarter of 2009. During the first quarter of 2010, we recognized additional income [included in other income (expense), net] of $20,000. See Note 7 for further discussion of the fair value determination. These adjustments resulted in balances as of March 31, 2010, December 31, 2009 and March 31, 2009 of $4,109,000, $4,111,000 and $11,530,000, respectively, as reported on our accompanying Condensed Consolidated Balance Sheets.
Note 6 Derivative Instruments
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
In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. The pretax loss of $8,956,000 accumulated in Other Comprehensive Income (OCI) related to this interest rate swap will be reclassified to earnings by the end of the current year in conjunction with the retirement of the related debt.

Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500,000,000. On December 11, 2007, upon the issuance of the related fixed-rate debt, we terminated and settled for a cash payment of $57,303,000 a portion of these forward starting swaps with an aggregate notional amount of $900,000,000 ($300,000,000 5-year, $350,000,000 10-year and $250,000,000 30-year). In December 2007, the remaining forward starting swaps on an aggregate notional amount of $600,000,000 were extended to August 29, 2008. On June 20, 2008, upon the issuance of $650,000,000 of related fixed-rate debt, we terminated and settled for a cash payment of $32,474,000 the remaining forward starting swaps. Amounts accumulated in other comprehensive loss related to the highly effective portion of the fifteen forward starting interest rate swaps are being amortized to interest expense over the term of the related debt. For the 12-month period ending March 31, 2011, we estimate that $7,765,000 of the pretax loss accumulated in OCI will be reclassified to earnings.
Derivative instruments are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets. Fair values of derivative instruments designated as hedging instruments are as follows (in thousands of dollars):

		Fair Value [1]
		March 31	December 31	March 31
	Balance Sheet Location	2010	2009	2009
Liability derivatives
Interest rate derivatives	Other accrued liabilities	$8,956	$11,193	$0
Interest rate derivatives	Other noncurrent liabilities	0	0	15,400

Total derivatives liability		$8,956	$11,193	$15,400

[1]	See Note 7 for further discussion of the fair value determination.
The effects of the cash flow hedge derivative instruments on the accompanying Condensed Consolidated Statements of Earnings for the three months ended March 31 are as follows (in thousands of dollars):

		Three Months Ended
	Location on	March 31
	Statement	2010	2009
Interest rate derivatives
Loss recognized in OCI (effective portion)	Note 8	$(808)	$(799)

Loss reclassified from Accumulated OCI (effective portion)	Interest expense	(4,898)	(3,370)
Note 7 Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs that are derived principally from or corroborated by observable market data;

Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.

Our assets and liabilities that are subject to fair value measurements on a recurring basis are summarized below (in thousands of dollars):

	Level 1
	March 31	December 31	March 31
	2010	2009	2009
Fair value recurring
Rabbi Trust
Mutual funds	$11,947	$10,490	$12,019
Equities	7,740	8,472	5,222

Net asset	$19,687	$18,962	$17,241

	Level 2
	March 31	December 31	March 31
	2010	2009	2009
Fair value recurring
Medium-term investments	$4,109	$4,111	$11,530
Interest rate derivative	(8,956)	(11,193)	(15,400)
Rabbi Trust
Common/collective trust funds	2,769	4,084	409

Net liability	$(2,078)	$(2,998)	$(3,461)

The fair values of the Rabbi Trust investments are estimated using a market approach. The Level 1 investments include mutual funds and equity securities for which quoted prices in active markets are available. Investments in common/collective trust funds are stated at estimated fair value based on the underlying investments in those funds. The underlying investments are comprised of short-term, highly liquid assets in commercial paper, short-term bonds and treasury bills.
The medium-term investments are comprised of money market and other money funds, as more fully described in Note 5. Using a market approach, we estimated the fair value of these funds by adjusting the remaining investment principal in securities of Lehman Brothers Holdings Inc. to reflect their current trading value. As of March 31, 2010, these securities were trading at approximately 21.5% of their face value as reported by the Temporary Supervisor of the Reserve International Liquidity Fund. Additionally, we estimated a discount against our investment balances to allow for the risk that legal and accounting costs and pending or threatened claims and litigation against The Reserve and its management may reduce the principal available for distribution.
The interest rate derivative consists of an interest rate swap agreement applied to our $325,000,000 3-year notes issued December 2007 and is more fully described in Note 6. This interest rate swap is measured at fair value using a market approach based on the prevailing market interest rate as of the measurement date.
The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, trade payables, accrued expenses and short-term borrowings approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 11, respectively.

Note 8 Comprehensive Income
Comprehensive income (loss) includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings (loss) and other comprehensive income (loss). Total comprehensive income (loss) comprises the following (in thousands of dollars):

	Three Months Ended
	March 31
	2010	2009
Net loss	$(38,747)	$(32,780)
Other comprehensive income (loss)
Fair value adjustments to cash flow hedges, net of tax	(478)	(476)
Reclassification adjustment for cash flow hedges amounts included in net loss, net of tax	2,887	1,983
Amortization of pension and postretirement plan acturarial loss and prior service cost, net of tax	899	274

Total comprehensive loss	$(35,439)	$(30,999)

Amounts accumulated in other comprehensive loss, net of tax, are as follows (in thousands of dollars):

	March 31	December 31	March 31
	2010	2009	2009
Cash flow hedges	$(46,956)	$(49,365)	$(55,012)
Pension and postretirement plans	(144,093)	(144,993)	(128,489)

Accumulated other comprehensive loss	$(191,049)	$(194,358)	$(183,501)

Note 9 Shareholders’ Equity
In March 2010, we issued 1,190,000 shares of common stock to our qualified pension plan (par value of $1 per share) as described in Note 10. The transaction increased shareholders’ equity by $53,864,000 (common stock $1,190,000 and capital in excess of par $52,674,000).
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
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in Vulcan’s common stock and the resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows: first quarter of 2010 — issued 250,368 shares for cash proceeds of $11,249,000, and first quarter of 2009 — issued 162,075 shares for cash proceeds of $6,800,000.
On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of March 31, 2010, 3,411,416 shares remained under the current authorization.

There were no shares purchased during the three month periods ended March 31, 2010 and 2009, and there were no shares held in treasury as of March 31, 2010, December 31, 2009 or March 31, 2009.
Note 10 Benefit Plans
The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended
	March 31
PENSION BENEFITS	2010	2009
Components of net periodic benefit cost
Service cost	$4,808	$4,661
Interest cost	10,405	10,485
Expected return on plan assets	(12,535)	(11,670)
Amortization of prior service cost	115	115
Amortization of actuarial loss	1,336	400

Net periodic pension benefit cost	$4,129	$3,991

	Three Months Ended
	March 31
OTHER POSTRETIREMENT BENEFITS	2010	2009
Components of net periodic benefit cost
Service cost	$1,066	$978
Interest cost	1,663	1,761
Amortization of prior service credit	(182)	(206)
Amortization of actuarial loss	222	149

Net periodic postretirement benefit cost	$2,769	$2,682

In March 2010, we contributed $72,500,000 ($18,636,000 in cash and $53,864,000 in stock — 1,190,000 shares valued at $45.2637 per share) to our qualified pension plans for the 2009 plan year. This contribution, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans through 2012.
The net periodic benefit costs for pension plans during the three months ended March 31, 2010 and 2009 include pretax reclassifications from other comprehensive income of $1,451,000 and $515,000, respectively. During the three months ended March 31, 2010 and 2009, contributions of $73,914,000 and $1,131,000, respectively, were made to our qualified and nonqualified pension plans.
The net periodic benefit costs for postretirement plans during the three months ended March 31, 2010 and 2009 include pretax reclassifications from other comprehensive income totaling $40,000 and ($57,000), respectively. These reclassifications from other comprehensive income are related to amortization of prior service costs or credits and actuarial losses.

Note 11 Credit Facilities, Short-term Borrowings and Long-term Debt
Short-term borrowings are summarized as follows (in thousands of dollars):

	March 31	December 31	March 31
	2010	2009	2009
Short-term borrowings
Bank borrowings	$0	$0	$565,000
Commercial paper	300,000	236,512	100,000
Other notes payable	0	0	2,000

Total short-term borrowings	$300,000	$236,512	$667,000

Bank borrowings
Maturity	n/a	n/a	1 to 20 days
Weighted-average interest rate	n/a	n/a	0.73%

Commercial paper
Maturity	1 day	42 days	1 day
Weighted-average interest rate	0.34%	0.39%	0.82%

Other notes payable
Maturity	n/a	n/a	2 months
Weighted-average interest rate	n/a	n/a	n/a
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,500,000,000 were maintained at March 31, 2010, all of which expire November 16, 2012. As of March 31, 2010, there were no borrowings under the lines of credit. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions. Pricing of bank loans, if any lines were drawn, would be 30 basis points (0.30%) over LIBOR based on our long-term debt ratings at March 31, 2010.
All lines of credit extended to us in 2010 and 2009 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.
As of March 31, 2010, $3,648,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.
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

Long-term debt is summarized as follows (in thousands of dollars):

	March 31	December 31	March 31
	2010	2009	2009
Long-term debt
10.125% 2015 notes issued 2009[1]	$149,552	$149,538	$149,498
10.375% 2018 notes issued 2009[2]	248,299	248,270	248,186
3-year floating loan issued 2008	100,000	175,000	270,000
6.30% 5-year notes issued 2008[3]	249,656	249,632	249,564
7.00% 10-year notes issued 2008[4]	399,633	399,625	399,602
3-year floating notes issued 2007	325,000	325,000	325,000
5.60% 5-year notes issued 2007[5]	299,692	299,666	299,590
6.40% 10-year notes issued 2007[6]	349,840	349,837	349,825
7.15% 30-year notes issued 2007[7]	249,319	249,317	249,313
6.00% 10-year notes issued 1999	0	0	250,000
Private placement notes	15,212	15,243	15,342
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	17,550
Other notes	1,738	1,823	3,430

Total debt excluding short-term borrowings	$2,426,491	$2,501,501	$2,847,900
Less current maturities of long-term debt	325,344	385,381	311,689

Total long-term debt	$2,101,147	$2,116,120	$2,536,211

Estimated fair value of total long-term debt	$2,333,436	$2,300,522	$2,262,929

[1]	Includes decreases for unamortized discounts, as follows: March 31, 2010 - $448 thousand, December 31, 2009 — $462 thousand and March 31, 2009 — $502 thousand. The effective interest rate for these 2015 notes is 10.305%.

[2]	Includes decreases for unamortized discounts, as follows: March 31, 2010 — $1,701 thousand, December 31, 2009 — $1,730 thousand and March 31, 2009 — $1,814 thousand. The effective interest rate for these 2018 notes is 10.584%.

[3]	Includes decreases for unamortized discounts, as follows: March 31, 2010 — $344 thousand, December 31, 2009 — $368 thousand and March 31, 2009 — $436 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: March 31, 2010 — $367 thousand, December 31, 2009 — $375 thousand and March 31, 2009 — $398 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: March 31, 2010 — $308 thousand, December 31, 2009 — $334 thousand and March 31, 2009 — $410 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: March 31, 2010 — $160 thousand, December 31, 2009 — $163 thousand and March 31, 2009 — $175 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: March 31, 2010 — $681 thousand, December 31, 2009 — $683 thousand and March 31, 2009 — $687 thousand. The effective interest rate for these 30-year notes is 8.04%.
The estimated fair values of long-term debt presented in the table above were determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates were based on information available to us as of the respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 40.2% as of March 31, 2010; 40.3% as of December 31, 2009; and 50.2% as of March 31, 2009.

Note 12 Asset Retirement Obligations
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
We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. For the three month periods ended March 31, we recognized asset retirement obligation (ARO) operating costs related to accretion of the liabilities and depreciation of the assets as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2010	2009
ARO operating costs
Accretion	$2,189	$2,272
Depreciation	3,183	3,603

Total	$5,372	$5,875

ARO operating costs for our continuing operations are reported in cost of goods sold. Asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our asset retirement obligations are as follows (in thousands of dollars):

	Three Months Ended
	March 31
	2010	2009
Asset retirement obligations
Balance at beginning of period	$167,757	$173,435
Liabilities incurred	0	334
Liabilities settled	(2,377)	(2,599)
Accretion expense	2,189	2,272
Revisions up (down)	(3,638)	332

Balance at end of period	$163,931	$173,774

Downward revisions to our asset retirement obligations during 2010 relate primarily to changes in the estimated settlement dates at select sites.
Note 13 Standby Letters of Credit
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

Our standby letters of credit as of March 31, 2010 are summarized in the table below (in thousands of dollars):

March 31 2010
Standby letters of credit
Risk management requirement for insurance claims	$38,278
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	11,931
Financial requirement for industrial revenue bond	14,230

Total	$64,572

Of the total $64,572,000 outstanding letters of credit, $61,288,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
Note 14 Divestitures and Pending Divestiture
We sold three aggregates facilities located in rural Virginia in the first quarter of 2010 for cash proceeds of approximately $42,750,000.
Assets held for sale and liabilities of assets held for sale as presented in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, relate to an aggregates production facility and ready-mixed concrete operation located outside the United States. We expect the transaction to close during the second quarter of 2010. There were no pending divestitures as of March 31, 2009. The major classes of assets and liabilities of assets classified as held for sale are as follows (in thousands of dollars):

	March 31 2010	December 31 2009
Current assets	$3,670	$3,799
Property, plant & equipment, net	11,016	11,117
Intangible assets	93	96
Other assets	60	60

Total assets held for sale	$14,839	$15,072

Current liabilities	$425	$369

Total liabilities of assets held for sale	$425	$369

Note 15 Goodwill
Changes in the carrying amount of goodwill by reportable segment from December 31, 2009 to March 31, 2010 are summarized below (in thousands of dollars):
Goodwill

	Aggregates	Concrete	Asphalt mix	Cement	Total
Gross carrying amount
Total as of December 31, 2009	$3,002,346	$0	$91,633	$252,664	$3,346,643

Purchase price allocation adjustment	0	0	0	0	0

Total as of March 31, 2010	$3,002,346	$0	$91,633	$252,664	$3,346,643

Accumulated impairment losses
Total as of December 31, 2009	$0	$0	$0	$(252,664)	$(252,664)
Goodwill impairment loss	0	0	0	0	0

Total as of March 31, 2010	$0	$0	$0	$(252,664)	$(252,664)

Goodwill, net of accumulated impariment losses
Total as of December 31, 2009	$3,002,346	$0	$91,633	$0	$3,093,979

Total as of March 31, 2010	$3,002,346	$0	$91,633	$0	$3,093,979

Note 16 New Accounting Standards
Recently Adopted
Enhanced disclosures for fair value measurements — As of and for the interim period ended March 31, 2010, we adopted Accounting Standards Update (ASU) No. 2010-6, “Improving Disclosures about Fair Value Measurements” (ASU 2010-6) as it relates to disclosures about transfers into and out of Level 1 and 2. Our adoption of this standard had no impact on our financial position, results of operations or liquidity. We will adopt ASU 2010-6 as it relates to separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements as of and for the interim period ended March 31, 2011.
Note 17 Segment Reporting – Continuing Operations
We have four operating segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. For reporting purposes, we historically combined our Asphalt mix and Concrete operating segments into one reporting segment as the products are similar in nature and the businesses exhibited similar economic characteristics, production processes, types and classes of customer, methods of distribution and regulatory environments. We routinely receive inquiries from our investors specific to these individual operating segments. In an effort to provide more meaningful information to the public, these two segments are now reported separately. We have recast our 2009 data to reflect this change in reportable segments to conform to the current period’s presentation.

The majority of our activities are domestic. We sell a relatively small amount of aggregates outside the United States. Transactions between our reportable segments are recorded at prices approximating market levels. Management reviews earnings from the product line reporting units principally at the gross profit level.

	Three Months Ended
Segment Financial Disclosure	March 31
Amounts in millions	2010	2009
TOTAL REVENUES
Aggregates
Segment revenues	$341.3	$401.8
Intersegment sales	(32.0)	(37.1)

Net sales	309.3	364.7

Concrete
Segment revenues	82.9	114.8
Intersegment sales	0.0	(0.1)

Net sales	82.9	114.7

Asphalt mix
Segment revenues	63.6	78.4
Intersegment sales	(0.6)	0.0

Net sales	63.0	78.4

Cement
Segment revenues	17.9	19.7
Intersegment sales	(8.6)	(9.6)

Net sales	9.3	10.1

Total
Net sales	464.5	567.9
Delivery revenues	28.8	32.4

Total revenues	$493.3	$600.3

GROSS PROFIT
Aggregates	$15.4	$63.6
Concrete	(16.1)	(0.9)
Asphalt mix	1.1	16.2
Cement	0.5	(1.3)

Total gross profit	$0.9	$77.6

Depreciation, Depletion, Accretion and Amortization
Aggregates	$73.1	$78.8
Concrete	13.0	12.9
Asphalt mix	2.2	2.0
Cement	4.4	4.6
Corporate and other unallocated	1.5	1.0

Total depreciation, depletion, accretion and amortization	$94.2	$99.3

Note 18 Supplemental Cash Flow Information
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below (in thousands of dollars):

	Three Months Ended
	March 31
	2010	2009
Cash payments (refunds)
Interest (exclusive of amount capitalized)	$7,035	$13,334
Income taxes	(2,657)	(330)

Noncash investing and financing activities
Accrued liabilities for purchases of property, plant & equipment	10,273	19,082
Debt issued for purchases of property, plant & equipment	0	1,982
Stock issued for pension contribution (Note 9)	53,864	0
Other noncash transactions	0	25
Note 19 Other Commitments and Contingencies
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
Perchloroethylene cases
We are a defendant in several cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination, or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to any of these matters, which are listed below:
•	Addair — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. Discovery is now complete. The class certification hearing is scheduled for August 2010.

•	California Water Service Company — On June 6, 2008, we were served in the action styled California Water Service Company v. Dow, et al, now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. Discovery is ongoing.

•	City of Sunnyvale California — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Discovery is ongoing.

•	R.R. Street Indemnity — Street, a former distributor of perc manufactured by Vulcan, alleges that Vulcan owes Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which Vulcan has now settled. National Union alleges that Vulcan is obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. Street and Vulcan are having ongoing discussions about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.

•	Santarsiero — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. The plaintiff alleges personal injury (kidney cancer) from exposure to perc. Vulcan was brought in as a third-party defendant by original defendant R.V. Davies. Discovery is ongoing.

•	Team Enterprises — On June 5, 2008, we were named as a defendant in the matter of Team Enterprises, Inc. v. Century Centers, Ltd., et al., filed in Modesto, Stanislaus County, California but removed to the United States District Court for the Eastern District of California (Fresno Division). This is an action filed by Team Enterprises as the former operator of a dry cleaners located in Modesto, California. The plaintiff is seeking damages from the defendants associated with the remediation of perc from the site of the dry cleaners.
•	United States Virgin Islands — There are currently two cases pending here.
•	Government of the United States; Department of Planning and Natural Resources; and Commissioner Robert Mathes, in his capacity as Trustee for the Natural Resources of the Territory of The United States Virgin Islands v. Vulcan Materials Company, et al. Plaintiff brought this action based on parens patriae doctrine for injury to quasi-sovereign interest on the island of St. Thomas (injuries to groundwater resources held in public trust). It is alleged that the island’s sole source of drinking water (the Tutu aquifer) is contaminated with perc. The primary source of perc contamination allegedly emanated from the former Laga facility (a textile manufacturing site). The perc defendants are alleged to have failed to adequately warn perc users of the dangers posed by the use and disposal of perc. It is also alleged that perc from O’Henry Dry Cleaners has contributed to the perc contamination in the Tutu aquifer. There has been no activity in the case since it was filed.

•	L’Henry, Inc., d/b/a O’Henry Cleaners and Cyril V. Francois, LLC v. Vulcan and Dow. Plaintiffs are the owners of a dry cleaning business on St. Thomas. The dry cleaner began operation in 1981. It is alleged that perc from the dry cleaner contributed to the contamination of the Tutu Wells aquifer, and that Vulcan as a perc manufacturer failed to properly warn the dry cleaner of the proper disposal method for perc, resulting in unspecified damages to the dry cleaner. A trial date of December 1, 2010, has been set for this matter.
All other cases
•	Florida Antitrust Litigation — Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. The lawsuits were filed by several ready-mixed concrete producers and construction companies against a number of concrete and cement producers and importers in Florida. There are now two consolidated complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The defendants include Cemex Corp., Holcim (US) Inc., Lafarge North America, Inc., Lehigh Cement Company, Oldcastle Materials, Suwannee American Cement LLC, Titan America LLC, and Votorantim Cimentos North America, Inc. The complaints allege various violations under the federal antitrust laws, including price fixing and market allocations. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we intend to defend the case vigorously.

•	Florida Lake Belt Litigation — Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. General Carl A. Stock, et al. On January 30, 2009, the United States District Court for the Southern District of Florida issued an order invalidating certain of the Lake Belt mining permits, including a permit for our Miami quarry, which immediately stopped all mining excavation in the majority of the Lake Belt region. We appealed this order to the Eleventh Circuit, and on January 21, 2010, the Eleventh Circuit upheld the ruling of the District Court. On May 1, 2009, the U. S. Army Corps of Engineers (Corps) issued a Final Supplemental Environmental Impact Statement. The Record of Decision was issued on January 29, 2010, and the Corps has issued new mining permits. We received our new permit on March 3, 2010. We believe that with the issuance of this permit, the litigation over the old permits is moot. Therefore, we resumed mining on or about April 12, 2010.

•	IDOT/Joliet Road — In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. The plaintiffs are claiming damages in excess of $40 million, plus punitive damages. The matter has been set for trial on May 10, 2010. We believe that the claims and damages alleged by the State are covered by liability insurance policies purchased by Vulcan. We have received a letter from our primary insurer stating that there is coverage of this lawsuit under its policy; however, the letter indicates that the insurer is currently taking the position that various damages sought by the State are not covered. At this time, we believe a loss related to this litigation is reasonably possible; however, we cannot reasonably estimate the loss or range of loss that may result from a settlement or an adverse judgment at trial.
•	Lower Passaic River Clean-Up — We have been sued as a third-party defendant in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case brought by the New Jersey Department of Environmental Protection in the New Jersey Superior Court. The third-party complaint was filed on February 4, 2009. This suit by the New Jersey Department of Environmental Protection seeks recovery of past and future clean-up costs as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Passaic River of dioxin and other unspecified hazardous substances. Our former Chemicals Division operated a plant adjacent to the Passaic River and has been sued as a third-party defendant in this New Jersey action, along with approximately 300 other parties. Additionally, Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order of Consent with the U.S. Environmental Protection Agency to perform a Remedial Investigation/Feasibility Study of the contamination in the lower 17 miles of the Passaic River. This study is ongoing. No remedial remedy for this Superfund site has yet been determined. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. We believe the amounts accrued in our financial statements as of March 31, 2010 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations
GENERAL COMMENTS
Overview
Vulcan provides the basic materials for the infrastructure needed to drive the U.S. economy. We are the nation’s largest producer of construction aggregates, primarily crushed stone, sand and gravel. We are also a major producer of asphalt mix and ready-mixed concrete and a leading producer of cement in Florida.
Demand for our products is dependent on construction activity. The primary end uses include public construction, such as highways, bridges, airports, schools and prisons, as well as private nonresidential (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (e.g., single-family houses, duplexes, apartment buildings and condominiums). Customers for our products include heavy construction and paving contractors; commercial building contractors; concrete products manufacturers; residential building contractors; state, county and municipal governments; railroads and electric utilities.
We operate primarily in the United States and our principal product — aggregates — is used in all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used or transportation can cost more than the materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the eastern seaboard where there are limited supplies of locally available aggregates. We serve these markets from inland quarries — shipping by barge and rail — and from our quarry on Mexico’s Yucatan Peninsula. We transport aggregates from Mexico to the U.S. principally on our Panamax-class, self-unloading ships.
There are practically no substitutes for quality aggregates. Because of barriers to entry created by zoning and permitting regulation and because of high transportation costs, the location of reserves is critical to long-term success.
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
Seasonality and Cyclical Nature of Our Business
Almost all our products are produced and consumed outdoors. Our financial results for any quarter do not necessarily indicate the results expected for the year because seasonal changes and other weather-related conditions can affect the production and sales volumes of our products. Normally, the highest sales and earnings are in the third quarter and the lowest are in the first quarter. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, particularly in the private sector. The levels of construction spending are affected by changing interest rates, and demographic and population fluctuations.

EXECUTIVE SUMMARY
Financial Highlights for First Quarter 2010
•	Results were a net loss of $38.7 million, or ($0.31) per diluted share

•	EBITDA was $58.8 million

•	Aggregates shipments declined 14%, reducing earnings $0.18 per diluted share

•	The average price for aggregates increased 1% with wide variations across markets

•	Unit cost for diesel fuel increased 48%, reducing earnings $0.03 per diluted share

•	Selling, administrative and general (SAG) expenses decreased 3% after excluding a $9.2 million charge for the fair market value of donated real estate

•	The sale of non-strategic operations increased earnings $0.18 per diluted share

•	Total contract awards for highway construction increased 37% in Vulcan-served states
Key drivers of the demand for our products are improving. Contract awards are a leading indicator of future construction activity and we are encouraged by the increased contract award activity and are optimistic that stimulus-related highway projects in Vulcan-served states are now moving forward and will benefit demand for our products in 2010. From the perspective of the overall economy, gross domestic product (GDP) in the U.S. increased in the third and fourth quarters of 2009 and further growth is predicted in 2010. This is significant for aggregates demand because in past economic cycles aggregates demand improves as GDP grows during the initial years of economic recovery. Additionally, every Vulcan-served state but one reported year-over-year growth in gross state product in the third quarter of 2009 — a marked improvement from the first quarter of 2009 when the same states each reported year-over-year declines. In the most recent data for the fourth quarter of 2009, every Vulcan-served state reported growth in gross state product.
The Federal Highway Administration reported approximately $20 billion of stimulus-related highway projects under construction with $7 billion of the stimulus funds having been paid to contractors for work performed through the end of March. Another $6 billion of funds obligated are not yet under construction. Initially, Vulcan-served states lagged the rest of the country obligating and awarding stimulus-related highway projects. However, contract awards for highways in Vulcan-served states increased 37% from the prior year’s first quarter. This year-over-year increase follows a 13% increase in Vulcan-served states in the fourth quarter of 2009.
The Hiring Incentive to Restore Employment (HIRE) Act was signed into law in March, restoring regular federal funding for highways and contract authority through the end of 2010 to an annualized level consistent with fiscal year 2009 under SAFETEA-LU (the federal transportation bill which expired September 30, 2009). Stabilized federal funding for highways and contract authority coupled with the increased benefit from federal stimulus spending provides encouragement that construction activity will improve in 2010.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
Free cash flow and EBITDA are not defined by Generally Accepted Accounting Principles (GAAP); thus, they should not be considered as alternatives to net cash provided by operating activities or any other liquidity or earnings measure defined by GAAP. These metrics are presented for the convenience of investment professionals that use such metrics in their analysis and to provide our shareholders with an understanding of the metrics we use to assess performance and to monitor our cash and liquidity positions. These metrics are often used by the investment community as indicators of a company’s ability to incur and service debt. We internally use free cash flow, EBITDA and other such measures to assess the operating performance of our various business units and the consolidated company. We do not use these metrics as a measure to allocate resources internally. Reconciliations of these metrics to their nearest GAAP measures are presented below:

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended
	March 31
in millions	2010	2009
Net cash provided by operating activities	$6.4	$105.1
Purchases of property, plant & equipment	(19.7)	(25.6)

Free cash flow	$(13.3)	$79.5

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended
	March 31
in millions	2010	2009
Net cash provided by operating activities	$6.4	$105.1
Changes in operating assets and liabilities before initial effects of business acquisitions and dispositions	(46.5)	(36.3)
Other net operating items (providing) using cash	95.5	(2.2)
(Earnings) loss on discontinued operations, net of tax	(5.7)	0.5
Benefit from income taxes	(34.2)	(13.3)
Interest expense, net	43.3	43.1

EBITDA	$58.8	$96.9

	Three Months Ended
	March 31
in millions	2010	2009
Net loss	$(38.7)	$(32.8)
Benefit from income taxes	(34.2)	(13.3)
Interest expense, net	43.3	43.1
(Earnings) loss on discontinued operations, net of tax	(5.7)	0.5
Depreciation, depletion, accretion and amortization	94.1	99.4

EBITDA	$58.8	$96.9

RESULTS OF OPERATIONS
In the following discussions, we include intersegment sales in our comparative analysis of segment revenue at the product line level. Net sales and cost of goods sold exclude intersegment sales and delivery revenues and costs. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals segment.

CONSOLIDATED OPERATING RESULTS

	Three Months Ended
	March 31
Amounts and shares in millions, except per share data	2010	2009
Net sales	$464.5	$567.9
Cost of goods sold	463.6	490.3

Gross profit	$0.9	$77.6

Operating loss	$(36.8)	$(1.3)
Loss from continuing operations before income taxes	$(78.7)	$(45.5)
Loss from continuing operations	$(44.4)	$(32.3)
Earnings (loss) on discontinued operations, net of income taxes	5.7	(0.5)

Net loss	$(38.7)	$(32.8)

Basic earnings (loss) per share
Continuing operations	$(0.35)	$(0.29)
Discontinued operations	0.04	(0.01)

Net loss per share	$(0.31)	$(0.30)

Diluted earnings (loss) per share
Continuing operations	$(0.35)	$(0.29)
Discontinued operations	0.04	(0.01)

Net loss per share	$(0.31)	$(0.30)

First Quarter 2010 Compared with First Quarter 2009
First quarter net sales were $464.5 million, an 18% decrease compared to the first quarter of 2009. Demand for our products recovered in March after a very weak start in January and February reflecting extremely wet weather and snow fall. March shipments benefited from improved weather patterns and stimulus-related highway construction activity. Aggregates shipments in March 2010 were 4% higher than the prior year — the first year-over-year monthly increase in four years, reflecting increased highway construction activity and more normal weather conditions. This pattern continued in April as aggregates shipments were 9% higher than the prior year level with increases in most key markets.
Results for the first quarter were a net loss of $38.7 million or ($0.31) per diluted share compared to a net loss of $32.8 million or ($0.30) per diluted shared in the first quarter of 2009. Included in the current quarter’s results is a pretax gain of $39.5 million on the sale of three non-strategic aggregates facilities located in rural Virginia. Major items adversely affecting the current quarter’s results include a 14% decline in aggregates shipments (reduced earnings $0.18 per diluted share) and a 48% increase in the unit cost for diesel fuel (reduced earnings $0.03 per diluted share).
Throughout the recession, we have managed our business to maximize cash generation. During the first quarter, we further reduced inventory levels of aggregates. While this action negatively affected GAAP earnings, it increased cash generation and better positions us to increase production and earnings as demand increases.

Continuing Operations — The loss from continuing operations before income taxes for the first quarter of 2010 versus the first quarter of 2009 is summarized below (in millions of dollars):

First quarter 2009	$(46)

Lower aggregates earnings due to
Lower volumes	(28)
Higher selling prices	2
Higher costs	(22)
Lower concrete earnings	(15)
Lower asphalt mix earnings	(15)
Higher cement earnings	2
Higher selling, administrative and general expenses	(7)
Higher gain on sale of property, plant & equipment and businesses	46
All other	4

First quarter 2010	$(79)

Gross profit for the Aggregates segment was $15.4 million in the first quarter of 2010 compared to $63.6 million in the first quarter of 2009. This $48.2 million decline was due to reduced shipments as well as the negative effects of higher energy costs and lower production levels. Aggregates shipments declined 14% from the prior year due to weak demand in private construction and adverse weather in most key markets. Key Vulcan-served markets in the mid-Atlantic, Southeast, Midwest, Southwest and West regions were hampered by an unusually large amount of snow and rainfall throughout the quarter, particularly in January and February. Lower aggregates shipments reduced first quarter EBITDA by approximately $28.3 million versus the prior year. The 1% year-over-year increase in the average selling price for aggregates continues to reflect wide variations across Vulcan-served markets. Some major markets realized price improvement from the prior year well above our average, while pricing in other markets, particularly Florida, remained challenging.
Asphalt mix segment gross profit of $1.1 million was $15.1 million lower than the prior year due mostly to lower selling prices, a 27% increase in the unit cost for liquid asphalt and the earnings effect of lower volumes. Last year’s first quarter average unit cost of liquid asphalt reflected the cyclical low point following the sharp spike in the fall of 2008 driven by higher energy prices. Selling prices for asphalt mix generally lag increasing liquid asphalt costs and further were held in check due to competitive pressures.
Concrete segment gross profit of ($16.1) million was $15.2 million lower than the prior year due to lower selling prices and reduced volumes.
Cement segment gross profit of $0.5 million was up $1.8 million from the prior year due to lower production costs and a 4% increase in sales volumes.
SAG expense in the first quarter increased $6.8 million from the prior year. This year-over-year increase is due to a $9.2 million noncash charge for the fair market value of donated real estate. Excluding the effects of the donated real estate from the current year’s first quarter, SAG expenses declined 3% from the prior year’s first quarter.
Gain on sale of property, plant & equipment and business, net was $48.4 million in the first quarter of 2010, an increase of $45.9 million from the prior year. The difference between the fair value of the above mentioned donated real estate and the carrying value, which was $8.4 million, was recorded as a gain on sale of property, plant & equipment. Additionally, this March we sold three non-strategic aggregates facilities in rural Virginia for a pretax gain of $39.5 million, or $0.18 per diluted share.
In the first quarter of 2010 and 2009, we recorded tax benefits of $34.2 million and $13.3 million, respectively. The increase in our income tax benefit for the first quarter of 2010, after recording the effect of the pretax loss at the statutory rate, resulted largely from applying the alternative methodology in 2010 as discussed in Note 4 to the condensed consolidated financial statements.
Results from continuing operations were a loss of ($0.35) per diluted share compared with a loss of ($0.29) per diluted share in the first quarter of 2009.
Discontinued Operations —First quarter pretax results of discontinued operations were earnings of $8.9 million in 2010 and a loss of $0.9 million in 2009. The 2010 pretax earnings included an $8.1 million increase in gain on disposal and $1.6 million of gains related to litigation settlements. Excluding these gains, the 2010 and 2009 first quarter pretax results primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals businesses.
CASH AND LIQUIDITY
Our primary source of liquidity is cash provided by our operating activities. Our additional financial resources include unused bank lines of credit and access to the capital markets. We believe these financial resources are sufficient to fund business requirements in the future, including debt service obligations, cash contractual obligations, capital expenditures, dividend payments and potential future acquisitions.
We operate a centralized cash management system using zero-balance disbursement accounts: therefore, our operating cash balance requirements are minimal. When cash on hand is not sufficient to fund daily working capital requirements, we issue commercial paper or draw down on our bank lines of credit. During the first quarter of 2010, bank borrowings generally were more expensive than commercial paper. As a result, we funded all our short-term cash needs by issuing commercial paper. The amount of commercial paper outstanding during the first quarter of 2010 averaged $272.5 million. The weighted-average interest rate, including commissions paid to commercial paper broker dealers, was 0.32% during the first quarter of 2010 and 0.34% at March 31, 2010.
Current Maturities and Short-term Borrowings
As of March 31, 2010, we had $325.3 million of current maturities of long-term debt, of which $325.1 million are due as follows (in millions of dollars):

March 31 2010
Current maturities due
Second quarter 2010	$0.0
Third quarter 2010	0.1
Fourth quarter 2010	325.0
First quarter 2011	0.0
There are various maturity dates for the remaining $0.2 million of current maturities. We expect to retire this debt using available cash generated from operations, by issuing commercial paper or drawing on our line of credit or by accessing the capital markets.

Short-term borrowings consisted of the following (in millions of dollars):

	March 31	December 31	March 31
	2010	2009	2009
Short-term borrowings
Bank borrowings	$0.0	$0.0	$565.0
Commercial paper	300.0	236.5	100.0
Other notes payable	0.0	0.0	2.0

Total short-term borrowings	$300.0	$236.5	$667.0

Bank borrowings
Maturity	n/a	n/a	1 to 20 days
Weighted-average interest rate	n/a	n/a	0.73%

Commercial paper
Maturity	1 day	42 days	1 day
Weighted-average interest rate	0.34%	0.39%	0.82%

Commercial paper
Maturity	n/a	n/a	2 months
Weighted-average interest rate	n/a	n/a	n/a
Our outstanding bank credit facility, which provides $1.5 billion of liquidity, expires November 16, 2012. Borrowings under this credit facility, which are classified as short-term, bear an interest rate based on London Interbank Offer Rate (LIBOR) plus a credit spread. This credit spread was 30 basis points (0.30%) based on our long-term debt ratings at March 31, 2010. Additionally, as of March 31, 2010 there were no borrowings under the $1.5 billion line of credit, $300.0 million was used to support outstanding commercial paper and $61.3 million was used to back outstanding letters of credit, resulting in available lines of credit of $1,138.7 million. This amount provides a sizable level of borrowing capacity that strengthens our financial flexibility. Not only does it enable us to fund working capital needs, it provides liquidity to fund large expenditures, such as long-term debt maturities, on a temporary basis without being forced to issue long-term debt at times that are disadvantageous. Interest rates referable to borrowings under these credit lines are determined at the time of borrowing based on current market conditions for LIBOR. Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper.
     Short-term debt rating/outlook
•	Standard & Poor’s — A-3/negative (rating dated April 7, 2010; lowered rating/outlook from A-2/stable)

•	Moody’s — P-2/negative (rating dated November 16, 2007; last confirmed September 28, 2009)
The interest rates we pay on commercial paper are based on market supply and demand for short-term debt securities. The weighted-average interest rate on our commercial paper was 0.34% as of March 31, 2010. Rates will likely increase 25 to 35 basis points (0.25 to 0.35%) as a result of Standard & Poor’s recent downgrade of our short-term debt to A-3.
Working Capital
Working capital, current assets less current liabilities, is a common measure of liquidity used to assess a company’s ability to meet short-term obligations. Our working capital is calculated as follows (in millions of dollars):

	March 31	December 31	March 31
	2010	2009	2009
Working capital
Current assets	$766.1	$743.3	$882.1
Current liabilities	(909.2)	(856.7)	(1,272.0)

Working capital	$(143.1)	$(113.4)	$(389.9)

The decrease in our working capital of $29.7 million over the three month period ended March 31, 2010 was caused in large part by a decrease in inventories of $17.4 million, an increase in trade payables, accruals and other liabilities of $49.0 million partially offset by a $23.4 million increase in accounts and notes receivable. The $246.8 million increase in our working capital over the twelve month period ended March 31, 2010 resulted from a $353.3 million decrease in short-term borrowings and current maturities of long-term debt. Proceeds of $520.0 million from the public offering of common stock in June 2009 were used primarily to reduce debt. The increase in working capital attributable to short-term debt reduction was partially offset by decreases in inventories of $54.2 million, or 15%, and accounts and notes receivable, net of $38.7 million. The declines in inventories and receivables are primarily the result of an 18.2% decline in net sales for the first three months of 2010 as compared to the same period in the prior year.
Cash Flows
Operating activities — Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Three Months Ended
	March 31
in millions	2010	2009
Net loss	$(38.7)	$(32.8)
Depreciation, depletion, accretion and amortization	94.2	99.3
Net gain on sale property, plant & equipment and businesses	(57.2)	(3.2)
Contributions to pension plans	(20.1)	(1.1)
Other operating cash flows, net	28.2	42.9

Net cash provided by operating activities	$6.4	$105.1

Net earnings before noncash deductions for depreciation, depletion, accretion and amortization were $55.5 million during the first three months of 2010 as compared to $66.5 million during the same period in 2009. Net cash provided by operating activities for the first three months of 2010 was negatively impacted by increased contributions to pension plans of $20.1 million as compared to $1.1 million during the same period in 2009. As discussed in Note 10 to the condensed consolidated financial statements, our pension contributions through the first quarter of 2010 should be sufficient to cover expected contributions to the qualified plans through 2012. Additionally, while net gains on sale of property, plant & equipment and businesses of $57.2 million increase net earnings, the associated cash received is adjusted out of operating activities and presented as a component of investing activities. Included in the year-over-year decline in cash provided by other operating cash flows were reductions in inventories offset by seasonal increases in accounts and notes receivable. Historically, we increase inventory levels in the first quarter in preparation for the upcoming construction season. However, we reduced inventory levels from December 31, 2009 to March 31, 2010 by $17.4 million in order to maximize cash generation. From our peak inventory level at March 31, 2008, we reduced total inventory by $55.0 million, or 14%. Accounts and notes receivable increased $23.4 million from December 31, 2009 to March 31, 2010 primarily as a result of stronger year-over-year sales during the last few weeks leading up to the end of the quarter. Generally, accounts and notes receivable balances trend in a manner similar to sales fluctuations.
Investing activities — Net cash from investing activities was $28.7 million in the first three months of 2010, an increase of $14.1 million compared to the first three months of 2009. This increase was generated in large part by a $39.5 million increase in proceeds from the sale of businesses. The sale of three non-strategic aggregates facilities located in rural Virginia during the first three months of 2010 resulted in net proceeds of approximately $42.3 million and a $39.5 million pretax gain. The prior year’s results included $25.2 million of redemptions by the Reserve of medium-term investments during the first three months of 2009.

Financing activities — Net cash used for financing activities totaled $21.5 million during the first three months of 2010, compared to $82.5 million during the same period in 2009. We are focused on debt reduction. During the first three months of 2010, we reduced total debt by $11.5 million and during the first three months of 2009, we reduced total debt by $32.9 million. We reduced our dividend per share beginning in the third quarter of 2009 from $0.49 per quarter to $0.25 per quarter, resulting in $22.5 million of cash savings during the first three months of 2010 as compared to the same period of 2009.
CAPITAL STRUCTURE AND RESOURCES
In order to maximize shareholder wealth, as well as to attract equity and fixed income investors, we actively manage our capital structure and resources consistent with the policies, guidelines and objectives listed below.
•	Maintain our investment grade ratings

•	Maintain debt ratios within what we believe to be prudent and generally acceptable limits of 35% to 40% of total capital

•	Pay out a reasonable share of net cash provided by operating activities as dividends
We pursue attractive investment opportunities and fund acquisitions using internally generated cash or by issuing debt or equity securities.
Long-term Debt
The calculations of our total debt as a percentage of total capital and the weighted-average stated interest rates on our long-term debt are summarized below (amounts in millions, except percentages):

	March 31	December 31	March 31
	2010	2009	2009
Debt
Current maturities of long-term debt	$325.3	$385.4	$311.7
Short-term borrowings	300.0	236.5	667.0
Long-term debt	2,101.1	2,116.1	2,536.2

Total debt	$2,726.4	$2,738.0	$3,514.9

Capital
Total debt	$2,726.4	$2,738.0	$3,514.9
Shareholders’ equity [1]	4,063.0	4,052.0	3,484.3

Total capital	$6,789.4	$6,790.0	$6,999.2

Total debt as a percentage of total capital	40.2%	40.3%	50.2%

Long-term debt — weighted-average interest rate	7.73%	7.69%	7.20%

[1]	As restated for March 31, 2009, see Note 1 to the condensed consolidated financial statements.
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
     Long-term debt ratings/outlook
•	Standard & Poor’s — BBB/negative (rating dated April 7, 2010; lowered outlook from stable)

•	Moody’s — Baa2/negative (rating dated November 13, 2008; last confirmed November 2009)

Equity
Common stock activity is summarized below (in thousands of shares):

	March 31	December 31	March 31
	2010	2009	2009
Common stock shares at beginning of year issued and outstanding	125,912	110,270	110,270

Common stock issuances
Public offering	0	13,225	0
Acquisitions	0	789	0
Pension plan contribution	1,190	0	0
401(k) savings and retirement plan	250	1,135	162
Share-based compensation plans	341	493	124

Common stock shares at end of period issued and outstanding	127,693	125,912	110,556

In March 2010, we issued 1.2 million shares of common stock to the trustee of our pension plan as explained in more detail in Notes 9 and 10 to the condensed consolidated financial statements.
During the second quarter of 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13.2 million shares for net proceeds of $520.0 million.
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in Vulcan’s common stock and the resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. The cash proceeds from the issuances noted in the table above were as follows: first quarter 2010 — $11.3 million, full year 2009 — $52.7 million and first quarter 2009 — $6.8 million.
There were no shares held in treasury as of March 31, 2010, December 31, 2009 or March 31, 2009. The number of shares remaining under the current purchase authorization of the Board of Directors was 3,411,416 as of March 31, 2010.
Cash Contractual Obligations
Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.
Standby Letters of Credit
For a discussion of our standby letters of credit see Note 13 to the condensed consolidated financial statements.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements see Note 16 to the condensed consolidated financial statements.
Risks and Uncertainties
Our most recent Annual Report on Form 10-K discusses the risks and uncertainties of our business. We continue to evaluate our exposure to all operating risks on an ongoing basis.

CRITICAL ACCOUNTING POLICIES
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K). The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2010.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to:
•	general economic and business conditions;

•	changes in interest rates;

•	the timing and amount of federal, state and local funding for infrastructure;

•	changes in the level of spending for private residential and nonresidential construction;

•	the highly competitive nature of the construction materials industry;

•	the impact of future regulatory or legislative actions;

•	the outcome of pending legal proceedings;

•	pricing of our products;

•	weather and other natural phenomena;

•	energy costs;

•	costs of hydrocarbon-based raw materials;

•	healthcare costs;

•	the amount of long-term debt and interest expense we incur;

•	volatility in pension plan asset values which may require cash contributions to the pension plans;

•	the timing and amount of any future payments to be received under the 5CP earn-out contained in the agreement for the divestiture of our Chemicals business;

•	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses;

•	our ability to secure and permit aggregates reserves in strategically located areas;

•	our ability to manage and successfully integrate acquisitions;

•	the impact of the global economic recession on our business and financial condition and access to capital markets;

•	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions;

•	and other assumptions, risks and uncertainties detailed from time to time in our periodic reports.

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
INVESTOR ACCESS TO COMPANY FILINGS
We make available on our website, vulcanmaterials.com, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as all Forms 3, 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database, at sec.gov. In addition to accessing copies of our reports online, you may request a free copy of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, by writing to:
Jerry F. Perkins Jr.
Secretary
Vulcan Materials Company
1200 Urban Center Drive
Birmingham, Alabama 35242
Item 3    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce this market risk, we may utilize derivative financial instruments.
We are exposed to interest rate risk due to our various credit facilities and long-term debt instruments. At times, we use interest rate swap agreements to manage this risk.
In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. At March 31, 2010, we recognized a liability of $9.0 million (included in other accrued liabilities) equal to the fair value of this swap. A decline in interest rates of 0.75 percentage point would increase the fair market value of our liability by approximately $1.3 million.
We do not enter into derivative financial instruments for speculative or trading purposes.
At March 31, 2010, the estimated fair market value of our long-term debt instruments including current maturities was $2,658.8 million compared with a book value of $2,426.5 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair market value of our liability by approximately $134.8 million.
At March 31, 2010, we had $100.0 million outstanding under our 3-year syndicated term loan established in June 2008. These borrowings bear interest at variable rates, principally LIBOR plus a spread based on our long-term credit rating. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.

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
Item 4    Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d — 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We are in the process of replacing our legacy information technology systems. We completed the second phase of this multi-year project during the first quarter of 2010. The new information technology systems were a source for some information presented in this Quarterly Report on Form 10-Q. We are continuing to work toward the full implementation of the new information technology systems and expect to complete that process in 2011.
No other changes were made to our internal controls over financial reporting or other factors that could affect these controls during the first quarter of 2010.

PART II OTHER INFORMATION
Item 1    Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009. See Note 19 to the condensed consolidated financial statements for a discussion of certain recent developments concerning our legal proceedings.
Item 1A    Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2009.
Item 5 Other Information
We have historically aggregated our asphalt mix and concrete operating segments for reporting purposes. As discussed in Note 17 to the accompanying Condensed Consolidated Financial Statements, we are reporting these two operating segments separately. The following segment level information reported in Notes 18 and 15, respectively, to our 2009 Form 10-K has been recast to conform to our current reporting structure.
Goodwill

	Aggregates	Concrete	Asphalt mix	Cement	Total

in thousands

Gross carrying amount
Total as of December 31, 2007	$3,399,796	$0	$91,633	$297,662	$3,789,091

Goodwill of acquired businesses	30,565	0	0	0	30,565
Purchase price allocation adjustments	(436,526)	0	0	(44,998)	(481,524)

Total as of December 31, 2008	$2,993,835	$0	$91,633	$252,664	$3,338,132

Goodwill of acquired businesses	9,558	0	0	0	9,558
Purchase price allocation adjustments	(1,047)	0	0	0	(1,047)

Total as of December 31, 2009	$3,002,346	$0	$91,633	$252,664	$3,346,643

Accumulated impairment losses
Total as of December 31, 2007	$0	$0	$0	$0	$0

Goodwill impairment loss	0	0	0	(252,664)	(252,664)

Total as of December 31, 2008	$0	$0	$0	($252,664)	($252,664)

Goodwill impairment loss	0	0	0	0	0

Total as of December 31, 2009	$0	$0	$0	($252,664)	($252,664)

Goodwill, net of accumulated impairment losses
Total as of December 31, 2007	$3,399,796	$0	$91,633	$297,662	$3,789,091

Total as of December 31, 2008	$2,993,835	$0	$91,633	$0	$3,085,468

Total as of December 31, 2009	$3,002,346	$0	$91,633	$0	$3,093,979

Segment Financial Disclosure

	2009	2008	2007

in millions

Total Revenues
Aggregates
Segment revenues	$1,838.6	$2,406.8	$2,448.2
Intersegment sales	(165.2)	(206.2)	(131.5)

Net sales	$1,673.4	$2,200.6	$2,316.7

Concrete
Segment revenues	$439.4	$661.3	$251.4
Intersegment sales	(0.1)	(0.6)	(0.2)

Net sales	$439.3	$660.7	$251.2

Asphalt mix
Segment revenues	$393.7	$539.9	$514.5
Intersegment sales	0.0	0.0	0.0

Net sales	$393.7	$539.9	$514.5

Cement
Segment revenues	$72.5	$106.5	$14.1
Intersegment sales	(35.2)	(54.6)	(6.4)

Net sales	$37.3	$51.9	$7.7

Total
Net sales	$2,543.7	$3,453.1	$3,090.1
Delivery revenues	146.8	198.3	237.7

Total revenues	$2,690.5	$3,651.4	$3,327.8

Gross Profit
Aggregates	$393.3	$657.6	$828.7
Concrete	(14.5)	23.3	15.1
Asphalt mix	69.0	51.1	107.1
Cement	(1.8)	17.7	0.0

Total gross profit	$446.0	$749.7	$950.9

Identifiable Assets
Aggregates	$7,208.4	$7,530.6
Concrete	448.9	536.4
Asphalt mix	220.6	231.2
Cement	446.9	435.2

Identifiable assets	8,324.8	8,733.4
General corporate assets	185.9	173.0
Cash items	22.3	10.2

Total	$8,533.0	$8,916.6

Depreciation, Depletion, Accretion and Amortization
Aggregates	$312.2	$310.8	$246.9
Concrete	52.6	52.5	12.0
Asphalt mix	8.6	8.5	8.3
Cement	16.3	14.6	1.9
Corporate and other unallocated	4.9	2.7	2.4

Total	$394.6	$389.1	$271.5

Capital Expenditures from Continuing Operations
Aggregates	$74.6	$267.7	$445.0
Concrete	0.2	9.9	13.6
Asphalt mix	5.1	3.7	10.6
Cement	22.4	60.2	10.3
Corporate	4.2	12.7	1.0

Total	$106.5	$354.2	$480.5

Item 6    Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
/s/ Ejaz A. Khan
Ejaz A. Khan
Date May 3, 2010	Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Date May 3, 2010	Senior Vice President, Chief Financial Officer