Form 10-Q
period 2010-06-30
Vulcan Materials CO
filed 2010-08-04
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-33841
VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	20-8579133
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1200 Urban Center Drive, Birmingham, Alabama	35242
(Address of principal executive offices)	(zip code)
(205) 298-3000      (Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐           Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at June 30, 2010

Common Stock, $1 Par Value	128,269,559

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED June 30, 2010
Contents

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Earnings	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 6.	Exhibits	37

SIGNATURES			38
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1    Financial Statements
Condensed Consolidated Balance Sheets
Vulcan Materials Company and Subsidiary Companies

	June 30	December 31	June 30
Unaudited, except for December 31	2010	2009	2009
Amounts in thousands, except per share data			As restated
			see Note 1
Assets
Cash and cash equivalents	$42,173	$22,265	$43,711
Restricted cash	3,746	0	0
Medium-term investments	3,910	4,111	6,755
Accounts and notes receivable
Accounts and notes receivable, gross	398,613	276,746	394,938
Less: Allowance for doubtful accounts	(9,290)	(8,722)	(9,437)

Accounts and notes receivable, net	389,323	268,024	385,501
Inventories
Finished products	246,956	261,752	290,451
Raw materials	23,114	21,807	32,035
Products in process	3,784	3,907	5,133
Operating supplies and other	37,486	37,567	35,964

Inventories	311,340	325,033	363,583
Deferred income taxes	59,525	57,967	69,080
Prepaid expenses	42,422	50,817	58,425
Assets held for sale	14,864	15,072	0

Total current assets	867,303	743,289	927,055
Investments and long-term receivables	34,078	33,283	30,614
Property, plant & equipment
Property, plant & equipment, cost	6,632,580	6,653,261	6,672,394
Reserve for depr., depl. & amort.	(2,915,565)	(2,778,590)	(2,644,146)

Property, plant & equipment, net	3,717,015	3,874,671	4,028,248
Goodwill	3,093,979	3,093,979	3,093,979
Other intangible assets, net	681,059	682,643	683,092
Other assets	101,610	105,085	87,339

Total assets	$8,495,044	$8,532,950	$8,850,327

Liabilities
Current maturities of long-term debt	$425,300	$385,381	$60,417
Short-term borrowings	320,000	236,512	412,300
Trade payables and accruals	168,269	121,324	145,744
Other current liabilities	160,151	113,109	130,103
Liabilities of assets held for sale	409	369	0

Total current liabilities	1,074,129	856,695	748,564
Long-term debt	2,001,180	2,116,120	2,521,190
Deferred income taxes	836,702	887,268	928,687
Other noncurrent liabilities	538,929	620,845	617,651

Total liabilities	4,450,940	4,480,928	4,816,092

Other commitments and contingencies (Notes 13 & 19)

Shareholders’ equity
Common stock, $1 par value	128,270	125,912	124,989
Capital in excess of par value	2,477,672	2,368,228	2,316,507
Retained earnings	1,625,620	1,752,240	1,774,113
Accumulated other comprehensive loss	(187,458)	(194,358)	(181,374)

Shareholders’ equity	4,044,104	4,052,022	4,034,235

Total liabilities and shareholders’ equity	$8,495,044	$8,532,950	$8,850,327

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings
Vulcan Materials Company and Subsidiary Companies

	Three Months Ended		Six Months Ended
	June 30		June 30
Unaudited	2010	2009	2010	2009
Amounts and shares in thousands, except per share data

Net sales	$692,758	$681,380	$1,157,293	$1,249,275
Delivery revenues	43,394	40,479	72,122	72,878

Total revenues	736,152	721,859	1,229,415	1,322,153

Cost of goods sold	570,423	535,546	1,034,063	1,025,834
Delivery costs	43,394	40,479	72,122	72,878

Cost of revenues	613,817	576,025	1,106,185	1,098,712

Gross profit	122,335	145,834	123,230	223,441

Selling, administrative and general expenses	83,376	79,353	169,872	159,070
Gain on sale of property, plant & equipment and businesses, net	1,362	654	49,734	3,157
Charge for legal settlement	40,000	0	40,000	0
Other operating income (expense), net	889	(1,451)	1,347	(3,170)

Operating earnings (loss)	1,210	65,684	(35,561)	64,358

Other income (expense), net	(1,233)	2,895	144	1,820
Interest income	481	687	971	1,482
Interest expense	44,204	44,073	87,987	87,992

Earnings (loss) from continuing operations before income taxes	(43,746)	25,193	(122,433)	(20,332)
Provision (benefit) for income taxes	(21,231)	9,632	(55,444)	(3,638)

Earnings (loss) from continuing operations	(22,515)	15,561	(66,989)	(16,694)
Earnings (loss) on discontinued operations, net of tax (Note 2)	(1,477)	6,651	4,250	6,125

Net earnings (loss)	($23,992)	$22,212	($62,739)	($10,569)

Basic earnings (loss) per share
Continuing operations	($0.18)	$0.14	($0.53)	($0.15)
Discontinued operations	(0.01)	0.06	0.04	0.06

Net earnings (loss) per share	($0.19)	$0.20	($0.49)	($0.09)

Diluted earnings (loss) per share
Continuing operations	($0.18)	$0.14	($0.53)	($0.15)
Discontinued operations	(0.01)	0.06	0.04	0.06

Net earnings (loss) per share	($0.19)	$0.20	($0.49)	($0.09)

Weighted-average common shares outstanding
Basic	128,168	113,477	127,452	112,045
Assuming dilution	128,168	113,829	127,452	112,045

Cash dividends declared per share of common stock	$0.25	$0.49	$0.50	$0.98

Depreciation, depletion, accretion and amortization	$97,280	$99,600	$191,476	$198,915

Effective tax rate from continuing operations	48.5%	38.2%	45.3%	17.9%

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Vulcan Materials Company and Subsidiary Companies

	Six Months Ended
	June 30
Unaudited	2010	2009
Amounts in thousands

Operating Activities
Net loss	($62,739)	($10,569)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	191,476	198,915
Net gain on sale of property, plant & equipment and businesses	(58,527)	(3,880)
Contributions to pension plans	(21,075)	(2,242)
Share-based compensation	10,524	14,010
Deferred tax provision	(54,755)	5,671
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	2,585	(35,850)
Other, net	11,167	3,347

Net cash provided by operating activities	18,656	169,402

Investing Activities
Purchases of property, plant & equipment	(42,158)	(60,101)
Proceeds from sale of property, plant & equipment	3,224	4,051
Proceeds from sale of businesses, net of transaction costs	50,954	11,537
Payment for businesses acquired, net of acquired cash	0	(36,980)
Increase in restricted cash	(3,746)	0
Redemption of medium-term investments	22	30,590
Other, net	(305)	714

Net cash provided by (used for) investing activities	7,991	(50,189)

Financing Activities
Net short-term borrowings (payments)	83,488	(672,176)
Payment of current maturities and long-term debt	(75,188)	(281,461)
Proceeds from issuance of long-term debt, net of discounts	0	397,660
Debt issuance costs	0	(3,033)
Proceeds from issuance of common stock	35,314	578,237
Dividends paid	(63,600)	(108,752)
Proceeds from exercise of stock options	12,597	3,697
Other, net	650	132

Net cash used for financing activities	(6,739)	(85,696)

Net increase in cash and cash equivalents	19,908	33,517
Cash and cash equivalents at beginning of year	22,265	10,194

Cash and cash equivalents at end of period	$42,173	$43,711

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
Vulcan Materials Company and Subsidiary Companies
Note 1   Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
We disaggregated our asphalt mix and concrete operating segments for reporting purposes as of January 1, 2010 (see Note 17).
Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.
Restricted Cash — We identified a portion of the proceeds from the disposition of three aggregates facilities during the first quarter of 2010 (see Note 14) for potential use in IRS Section 1031 like-kind exchange transactions. This cash is restricted from withdrawal or usage as of June 30, 2010. The restriction expires in the third quarter of 2010.
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
A summary of the effects of the correction of the errors on our Condensed Consolidated Balance Sheet as of June 30, 2009 is presented in the table below (in thousands of dollars):

	June 30, 2009
	As		As
	Reported	Corrections	Restated

Goodwill	$3,091,524	$2,455	$3,093,979

Total assets	$8,847,872	$2,455	$8,850,327

Deferred income taxes	$957,248	($28,561)	$928,687

Total liabilities	$4,844,653	($28,561)	$4,816,092

Retained earnings	$1,743,097	$31,016	$1,774,113

Shareholders’ equity	$4,003,219	$31,016	$4,034,235

Total liabilities and shareholders’ equity	$8,847,872	$2,455	$8,850,327

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
In March 2010, we received a payment of $8,794,000 (recorded as gain on disposal of discontinued operations) under the 5CP earn-out related to performance during the year ended December 31, 2009. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2009, we received $11,625,000 under the 5CP earn-out related to the year ended December 31, 2008. These 2009 receipts resulted in a gain on disposal of discontinued operations of $812,000 for 2009. Through June 30, 2010, we have received a total of $42,707,000 under the 5CP earn-out, a total of $9,606,000 in excess of the receivable recorded on the date of disposition.
We are liable for a cash transaction bonus payable to certain former key Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. We expect the 2010 payout will be approximately $882,000 and have accrued this amount as of June 30, 2010. In comparison, we had accrued approximately $728,000 as of June 30, 2009.
There were no net sales or revenues from discontinued operations during the six month periods ended June 30, 2010 or 2009. Results from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Discontinued operations
Earnings (loss) from results	($1,821)	$11,121	($860)	$9,721
Gain on disposal, net of transaction bonus	(2)	(28)	7,912	495
Income tax (provision) benefit	346	(4,442)	(2,802)	(4,091)

Earnings (loss) on discontinued operations, net of tax	($1,477)	$6,651	$4,250	$6,125

The 2010 pretax losses from results of discontinued operations of ($1,821,000) for the second quarter and ($860,000) for the six months ended June 30, 2010 are due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax earnings from results of discontinued operations in 2009 of $11,121,000 for the second quarter and $9,721,000 for the six months ended June 30, 2009 relate primarily to a settlement during the second quarter with one of our insurers in the Modesto case (lawsuit settled in October 2007 involving the perchloroethylene product) resulting in a $12,238,000 pretax gain, after deducting legal fees and other expenses. The insurance proceeds and associated gain represent a partial recovery of legal and settlement costs recognized in prior periods.

Note 3    Earnings Per Share (EPS)
We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Weighted-average common shares outstanding	128,168	113,477	127,452	112,045
Dilutive effect of
Stock options/SOSARs	0	144	0	0
Other stock compensation plans	0	208	0	0

Weighted-average common shares outstanding, assuming dilution	128,168	113,829	127,452	112,045

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. Because we operated at a loss for the three and six month periods ended June 30, 2010 and the six month period ended June 30, 2009, 513,000 shares, 533,000 shares and 464,000 shares, respectively, that otherwise would have been included in our diluted weighted-average common shares outstanding computation, were excluded.
The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price, are as follows (in thousands of shares):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Antidilutive common stock equivalents	4,067	5,104	4,254	3,823

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
When application of the estimated annual effective tax rate distorts the financial results of an interim period, we calculate the income tax provision or benefit using an alternative methodology as prescribed by accounting standards. This alternative methodology results in an income tax provision or benefit based solely on the year-to-date pretax loss as adjusted for permanent differences on a pro rata basis.
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
We applied the alternative methodology discussed above in the determination of the income tax benefit from continuing operations for the three and six month periods ending June 30, 2010. We recognized a tax benefit from continuing operations of $21,231,000 for the second quarter and $55,444,000 for the six months ended June 30, 2010. In 2009, we recognized tax expense from continuing operations of $9,632,000 for the second quarter and a tax benefit from continuing operations of $3,638,000 for the six months ended June 30, 2009. The increase in our income tax benefit, after recording the effect of the pretax loss at the statutory rate, resulted largely from applying the alternative methodology in 2010.
Note 5    Medium-term Investments
We held investments in money market and other money funds at The Reserve, an investment management company specializing in such funds, as follows: June 30, 2010 — $5,532,000, December 31, 2009 — $5,554,000 and June 30, 2009 — $8,247,000. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we changed the classification of our investments in The Reserve funds from cash and cash equivalents to medium-term investments and reduced the carrying value of our investment to its estimated fair value, as follows: June 30, 2010 — $3,910,000, December 31, 2009 — $4,111,000 and June 30, 2009 — $6,755,000. See Note 7 for further discussion of the fair value determination.
The Reserve redeemed $22,000 of our investment during the six months ended June 30, 2010 and $30,590,000 during the six months ended June 30, 2009. Based on public statements issued by The Reserve and the maturity dates of the underlying investments, we believe that proceeds from the liquidation of the money funds in which we have investments will be received within twelve months of June 30, 2010, and therefore, such investments are classified as current.
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
In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. The pretax loss of $5,614,000 accumulated in Other Comprehensive Income (OCI) related to this interest rate swap will be reclassified to earnings by the end of the current year in conjunction with the retirement of the related debt.
Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500,000,000. On December 11, 2007, upon the issuance of the related fixed-rate debt, we terminated and settled for a cash payment of $57,303,000 a portion of these forward starting swaps with an aggregate notional amount of $900,000,000 ($300,000,000 5-year, $350,000,000

10-year and $250,000,000 30-year). In December 2007, the remaining forward starting swaps on an aggregate notional amount of $600,000,000 were extended to August 29, 2008. On June 20, 2008, upon the issuance of $650,000,000 of related fixed-rate debt, we terminated and settled for a cash payment of $32,474,000 the remaining forward starting swaps. Amounts accumulated in other comprehensive loss are being amortized to interest expense over the term of the related debt. For the 12-month period ending June 30, 2011, we estimate that $7,908,000 of the pretax loss accumulated in OCI will be reclassified to earnings.
Derivative instruments are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets. Fair values of derivative instruments designated as hedging instruments are as follows (in thousands of dollars):

		Fair Value[1]
		June 30	December 31	June 30
	Balance Sheet Location	2010	2009	2009

Liability derivatives
Interest rate derivatives	Other current liabilities	$5,614	$11,193	$0
Interest rate derivatives	Other noncurrent liabilities	0	0	14,069

Total derivatives liability		$5,614	$11,193	$14,069

[1]	See Note 7 for further discussion of the fair value determination.
The effects of the cash flow hedge derivative instruments on the accompanying Condensed Consolidated Statements of Earnings for the three and six months ended June 30 are as follows (in thousands of dollars):

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
	Statement	2010	2009	2010	2009

Interest rate derivatives
Gain (loss) recognized in OCI (effective portion)	Note 8	$234	($871)	($574)	($1,670)

Loss reclassified from Accumulated OCI (effective portion)	Interest expense	(4,997)	(3,957)	(9,895)	(7,327)

Note 7    Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities;
Level 2:	Inputs that are derived principally from or corroborated by observable market data;
Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.
Our assets and liabilities that are subject to fair value measurements on a recurring basis are summarized below (in thousands of dollars):

	Level 1
	June 30	December 31	June 30
	2010	2009	2009

Fair value recurring
Rabbi Trust
Mutual funds	$10,787	$10,490	$9,245
Equities	7,236	8,472	6,562

Net asset	$18,023	$18,962	$15,807

	Level 2
	June 30	December 31	June 30
	2010	2009	2009

Fair value recurring
Medium-term investments	$3,910	$4,111	$6,755
Interest rate derivative	(5,614)	(11,193)	(14,069)
Rabbi Trust
Common/collective trust funds	3,185	4,084	3,816

Net asset (liability)	$1,481	($2,998)	($3,498)

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
The medium-term investments are comprised of money market and other money funds, as more fully described in Note 5. Using a market approach, we estimated the fair value of these funds by applying our historical distribution ratio to the liquidated value of investments in The Reserve funds. Additionally, we estimated a discount against our investment balances to allow for the risk that legal and accounting costs and pending or threatened claims and litigation against The Reserve and its management may reduce the principal available for distribution.
The interest rate derivative consists of an interest rate swap agreement applied to our $325,000,000 3-year notes issued December 2007 and is more fully described in Note 6. This interest rate swap is measured at fair value using a market approach based on the prevailing market interest rate as of the measurement date.
The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, current maturities of long-term debt, trade payables, accrued expenses and short-term borrowings approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 11, respectively.
Note 8   Comprehensive Income
Comprehensive income (loss) includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings (loss) and other comprehensive income (loss). Total comprehensive income (loss) comprises the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net earnings (loss)	($23,992)	$22,212	($62,739)	($10,569)
Other comprehensive income (loss)
Fair value adjustments to cash flow hedges, net of tax	124	(519)	(320)	(995)
Reclassification adjustment for cash flow hedges included in net income (loss), net of tax	2,645	2,352	5,498	4,334
Amortization of pension and postretirement plan actuarial loss and prior service cost, net of tax	823	294	1,722	569

Total comprehensive income (loss)	($20,400)	$24,339	($55,839)	($6,661)

Amounts accumulated in other comprehensive loss, net of tax, are as follows (in thousands of dollars):

	June 30	December 31	June 30
	2010	2009	2009

Cash flow hedges	($44,187)	($49,365)	($53,180)
Pension and postretirement plans	(143,271)	(144,993)	(128,194)

Accumulated other comprehensive loss	($187,458)	($194,358)	($181,374)

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
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows: six months ended June 30, 2010 — issued 768,735 shares for cash proceeds of $35,314,000 and a receivable of $1,453,000; six months ended June 30, 2009 — issued 561,529 shares for cash proceeds of $24,295,000.
On November 16, 2007, pursuant to the terms of the agreement to acquire Florida Rock, all treasury stock held immediately prior to the close of the transaction was canceled. Our Board of Directors resolved to carry forward the existing authorization to purchase common stock. As of June 30, 2010, 3,411,416 shares remained under the current authorization.
There were no shares purchased during the six month periods ended June 30, 2010 and 2009, and there were no shares held in treasury as of June 30, 2010, December 31, 2009 and June 30, 2009.
Note 10   Benefit Plans
The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended		Six Months Ended
PENSION BENEFITS	June 30		June 30
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$4,800	$4,658	$9,608	$9,319
Interest cost	10,406	10,485	20,811	20,970
Expected return on plan assets	(12,526)	(11,582)	(25,061)	(23,252)
Amortization of prior service cost	115	115	230	230
Amortization of actuarial loss	1,540	426	2,876	826

Net periodic pension benefit cost	$4,335	$4,102	$8,464	$8,093

Pretax reclassification from OCI included in net periodic pension benefit cost	$1,655	$541	$3,106	$1,056

	Three Months Ended		Six Months Ended
OTHER POSTRETIREMENT BENEFITS	June 30		June 30
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$1,067	$978	$2,133	$1,956
Interest cost	1,662	1,761	3,325	3,522
Amortization of prior service credit	(182)	(206)	(364)	(412)
Amortization of actuarial loss	222	150	444	299

Net periodic postretirement benefit cost	$2,769	$2,683	$5,538	$5,365

Pretax reclassification from OCI included in net periodic postretirement benefit cost	$40	($56)	$80	($113)

The reclassifications from other comprehensive income (OCI) noted in the tables above are related to amortization of prior service costs or credits and actuarial losses.
In March 2010, we contributed $72,500,000 ($18,636,000 in cash and $53,864,000 in stock — 1,190,000 shares valued at $45.26 per share) to our qualified pension plans for the 2009 plan year. This contribution, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans through 2012.
During the six months ended June 30, 2010 and 2009, contributions of $74,938,000 and $2,242,000, respectively, were made to our pension plans (qualified and nonqualified).
Note 11   Credit Facilities, Short-term Borrowings and Long-term Debt
Short-term borrowings are summarized as follows (in thousands of dollars):

	June 30	December 31	June 30
	2010	2009	2009

Short-term borrowings
Bank borrowings	$0	$0	$46,000
Commercial paper	320,000	236,512	366,300

Total short-term borrowings	$320,000	$236,512	$412,300

Bank borrowings
Maturity	n/a	n/a	1 day
Weighted-average interest rate	n/a	n/a	0.62%

Commercial paper
Maturity	1 to 2 days	42 days	1 to 43 days
Weighted-average interest rate	0.70%	0.39%	0.72%

We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,500,000,000 were maintained at June 30, 2010, all of which expire November 16, 2012. As of June 30, 2010, there were no borrowings under the lines of credit. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions. Pricing of bank loans, if any lines were drawn, would be 30 basis points (0.3%) over LIBOR based on our long-term debt ratings at June 30, 2010.
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
As of June 30, 2010, $3,636,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.
In February 2009, we issued $400,000,000 of long-term notes in two related series (tranches), as follows: $150,000,000 of 10.125% coupon notes due December 2015 and $250,000,000 of 10.375% coupon notes due December 2018. The proceeds were used primarily to repay outstanding borrowings. The notes are presented in the table below net of unamortized discounts from par. Discounts and debt issuance costs are being amortized using the effective interest method over the respective lives of the notes.
Long-term debt is summarized as follows (in thousands of dollars):

	June 30	December 31	June 30
	2010	2009	2009

Long-term debt
10.125% 2015 notes issued 2009[1]	$149,567	$149,538	$149,511
10.375% 2018 notes issued 2009[2]	248,329	248,270	248,213
3-year floating loan issued 2008	100,000	175,000	255,000
6.30% 5-year notes issued 2008[3]	249,680	249,632	249,587
7.00% 10-year notes issued 2008[4]	399,641	399,625	399,610
3-year floating notes issued 2007	325,000	325,000	325,000
5.60% 5-year notes issued 2007[5]	299,719	299,666	299,615
6.40% 10-year notes issued 2007[6]	349,844	349,837	349,829
7.15% 30-year notes issued 2007[7]	249,321	249,317	249,314
Private placement notes	15,181	15,243	15,309
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	17,550	17,550	17,550
Other notes	1,648	1,823	2,069

Total debt excluding short-term borrowings	$2,426,480	$2,501,501	$2,581,607
Less current maturities of long-term debt	425,300	385,381	60,417

Total long-term debt	$2,001,180	$2,116,120	$2,521,190

Estimated fair value of total long-term debt	$2,240,447	$2,300,522	$2,499,454

[1]	Includes decreases for unamortized discounts, as follows: June 30, 2010 - $433 thousand, December 31, 2009 - $462 thousand and June 30, 2009 - $489 thousand. The effective interest rate for these 2015 notes is 10.305%.

[2]	Includes decreases for unamortized discounts, as follows: June 30, 2010 - $1,671 thousand, December 31, 2009 - $1,730 thousand and June 30, 2009 - $1,787 thousand. The effective interest rate for these 2018 notes is 10.584%.

[3]	Includes decreases for unamortized discounts, as follows: June 30, 2010 - $320 thousand, December 31, 2009 - $368 thousand and June 30, 2009 - $413 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: June 30, 2010 - $359 thousand, December 31, 2009 - $375 thousand and June 30, 2009 - $390 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: June 30, 2010 - $281 thousand, December 31, 2009 - $334 thousand and June 30, 2009 - $385 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: June 30, 2010 - $156 thousand, December 31, 2009 - $163 thousand and June 30, 2009 - $171 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: June 30, 2010 - $679 thousand, December 31, 2009 - $683 thousand and June 30, 2009 - $686 thousand. The effective interest rate for these 30-year notes is 8.04%.
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

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, must be less than 65%. Our total debt as a percentage of total capital was 40.4% as of June 30, 2010; 40.3% as of December 31, 2009; and 42.6% as of June 30, 2009.
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
We record all asset retirement obligations for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized asset retirement obligation (ARO) operating costs related to accretion of the liabilities and depreciation of the assets as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

ARO operating costs
Accretion	$2,255	$2,333	$4,444	$4,605
Depreciation	3,157	3,288	6,340	6,891

Total	$5,412	$5,621	$10,784	$11,496

ARO operating costs for our continuing operations are reported in cost of goods sold. Asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our asset retirement obligations are as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Asset retirement obligations
Balance at beginning of period	$163,931	$173,774	$167,757	$173,435
Liabilities incurred	1,441	0	1,441	334
Liabilities settled	(1,740)	(3,326)	(4,117)	(5,925)
Accretion expense	2,255	2,333	4,444	4,605
Revisions down	(3,719)	(4,306)	(7,357)	(3,974)

Balance at end of period	$162,168	$168,475	$162,168	$168,475

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
Our standby letters of credit as of June 30, 2010 are summarized in the table below (in thousands of dollars):

June 30
2010

Standby letters of credit
Risk management requirement for insurance claims	$40,411
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	11,803
Financial requirement for industrial revenue bond	14,230

Total	$66,577

Of the total $66,577,000 outstanding letters of credit, $63,386,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
Note 14   Acquisitions and Divestitures
During the first quarter of 2010, we sold three aggregates facilities located in rural Virginia for cash proceeds of approximately $42,750,000.
Assets held for sale and liabilities of assets held for sale as presented in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, relate to an aggregates production facility and ready-mixed concrete operation located outside the United States. We expect the transaction to close within the 12-month period ending June 30, 2011. There were no pending divestitures as of June 30, 2009. The major classes of assets and liabilities of assets classified as held for sale are as follows (in thousands of dollars):

	June 30	December 31
	2010	2009

Current assets	$3,695	$3,799
Property, plant & equipment, net	11,016	11,117
Intangible assets	93	96
Other assets	60	60

Total assets held for sale	$14,864	$15,072

Current liabilities	$409	$369

Total liabilities of assets held for sale	$409	$369

During the six months ended June 30, 2009, we acquired the following assets for approximately $38,955,000 (total note and cash consideration), net of acquired cash:
•	leasehold interest in a rail yard
•	two aggregates production facilities

Note 15   Goodwill
Changes in the carrying amount of goodwill by reportable segment from December 31, 2009 to June 30, 2010 are summarized below (in thousands of dollars):

Goodwill
	Aggregates	Concrete	Asphalt mix	Cement	Total

Gross carrying amount
Total as of December 31, 2009	$3,002,346	$0	$91,633	$252,664	$3,346,643

Purchase price allocation adjustment	0	0	0	0	0

Total as of June 30, 2010	$3,002,346	$0	$91,633	$252,664	$3,346,643

Accumulated impairment losses
Total as of December 31, 2009	$0	$0	$0	($252,664)	($252,664)

Goodwill impairment loss	0	0	0	0	0

Total as of June 30, 2010	$0	$0	$0	($252,664)	($252,664)

Goodwill, net of accumulated impairment losses
Total as of December 31, 2009	$3,002,346	$0	$91,633	$0	$3,093,979

Total as of June 30, 2010	$3,002,346	$0	$91,633	$0	$3,093,979

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
Note 17   Segment Reporting - Continuing Operations
We have four operating segments organized around our principal product lines: aggregates, asphalt mix, concrete and cement. For reporting purposes, we historically combined our Asphalt mix and Concrete operating segments into one reporting segment as the products are similar in nature and the businesses exhibited similar economic characteristics, production processes, types and classes of customer, methods of distribution and regulatory environments. We routinely received inquiries from our investors specific to these individual operating segments. In an effort to provide more meaningful information to the public, these two segments are now reported separately. We have recast our 2009 data to reflect this change in reportable segments to conform to the current period’s presentation.
The majority of our activities are domestic. We sell a relatively small amount of aggregates outside the United States. Transactions between our reportable segments are recorded at prices approximating market levels. Management reviews earnings from the product line reporting units principally at the gross profit level.

Segment Financial Disclosure	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Amounts in millions

TOTAL REVENUES
Aggregates
Segment revenues	$513.9	$497.6	$855.2	$899.4
Intersegment sales	(42.4)	(42.9)	(74.5)	(80.0)

Net sales	471.5	454.7	780.7	819.4

Concrete
Segment revenues	105.0	114.6	188.0	229.4
Intersegment sales	0.0	0.0	0.0	(0.1)

Net sales	105.0	114.6	188.0	229.3

Asphalt mix
Segment revenues	103.5	103.7	166.5	182.1
Intersegment sales	0.0	0.0	0.0	0.0

Net sales	103.5	103.7	166.5	182.1

Cement
Segment revenues	22.9	16.9	40.8	36.6
Intersegment sales	(10.1)	(8.5)	(18.7)	(18.1)

Net sales	12.8	8.4	22.1	18.5

Total
Net sales	692.8	681.4	1,157.3	1,249.3
Delivery revenues	43.4	40.5	72.1	72.9

Total revenues	$736.2	$721.9	$1,229.4	$1,322.2

GROSS PROFIT
Aggregates	$122.0	$126.8	$137.4	$190.4
Concrete	(5.6)	(2.2)	(21.7)	(3.1)
Asphalt mix	7.3	21.7	8.3	37.9
Cement	(1.4)	(0.5)	(0.8)	(1.8)

Total gross profit	$122.3	$145.8	$123.2	$223.4

Depreciation, Depletion, Accretion and Amortization
Aggregates	$74.9	$78.3	$148.1	$157.1
Concrete	13.4	13.3	26.4	26.2
Asphalt mix	2.3	2.2	4.5	4.2
Cement	5.2	4.8	9.6	9.4
Corporate and other unallocated	1.5	1.0	2.9	2.0

Total depreciation, depletion, accretion and amortization	$97.3	$99.6	$191.5	$198.9

Note 18   Supplemental Cash Flow Information
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below (in thousands of dollars):

	Six Months Ended
	June 30
	2010	2009

Cash payments (refunds)
Interest (exclusive of amount capitalized)	$90,942	$98,871
Income taxes	1,130	(9,468)

Noncash investing and financing activities
Accrued liabilities for purchases of property, plant & equipment	5,165	14,684
Debt issued for purchases of property, plant & equipment	0	1,982
Stock issued for pension contribution (Note 9)	53,864	0
Proceeds receivable from issuance of common stock	1,453	0

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
Florida Antitrust Litigation — Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. The lawsuits were filed by several ready-mixed concrete producers and construction companies against a number of concrete and cement producers and importers in Florida. There are now two consolidated amended complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The other defendants include Cemex Corp., Lehigh Cement Company, Oldcastle Materials, Suwannee American Cement LLC, Titan America LLC, and Votorantim Cimentos North America, Inc. The complaints allege various violations under the federal antitrust laws, including price fixing and market allocations. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we intend to defend the case vigorously.
IDOT/Joliet Road — In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. On May 18, 2010, we settled this lawsuit for $40 million and recognized the full settlement as a charge to operations in the second quarter of 2010. Under the terms of the settlement we paid IDOT $20 million in May 2010 and will pay the final $20 million no later than 9 months from the date of settlement. During that time we will take appropriate actions, including one or more arbitrations, to recover the settlement amount, in excess of the self-insured retention of $2 million, as well as a portion of our defense costs from our insurers. While we believe this settlement is covered by insurance policies, the ultimate amount and timing of such recoveries, which will be recorded as income when realized, cannot be predicted with certainty.
Lower Passaic River Clean-Up — We have been sued as a third-party defendant in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case brought by the New Jersey Department of Environmental Protection in the New Jersey Superior Court. The third-party complaint was filed on February 4, 2009. This suit by the New Jersey Department of Environmental Protection seeks recovery of past and future clean-up costs as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Passaic River of dioxin and other unspecified hazardous substances. Our former Chemicals Division operated a plant adjacent to the Passaic River and has been sued as a third-party defendant, along with approximately 300 other parties. Additionally, Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order of Consent with the U.S. Environmental Protection Agency to perform a Remedial Investigation/Feasibility Study of the contamination in the lower 17 miles of the Passaic River. This study is ongoing. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter.
Perchloroethylene cases
We are a defendant in several cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination, or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to any of these matters, which are listed below:
•	California Water Service Company — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al, now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. Discovery is ongoing.
•	City of Sunnyvale California — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Discovery is ongoing.
•	Suffolk County Water Authority — On May 4, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its degradation products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. This case has recently been dismissed but we anticipate it will be refiled in state court.
•	Team Enterprises — On June 5, 2008, we were named as a defendant in the matter of Team Enterprises, Inc. v. Century Centers, Ltd., et al., filed in Modesto, Stanislaus County, California but removed to the United States District Court for the Eastern District of California (Fresno Division). This is an action filed by Team Enterprises as the former operator of a dry cleaner located in Modesto, California. The plaintiff is seeking damages from the defendants associated with the remediation of perc from the site of the dry cleaner. Discovery is ongoing.
•	United States Virgin Islands — There are currently two cases pending here.
•	Government of the United States; Department of Planning and Natural Resources; and Commissioner Robert Mathes, in his capacity as Trustee for the Natural Resources of the Territory of The United States Virgin Islands v. Vulcan Materials Company, et al. Plaintiff brought this action based on parens patriae doctrine for injury to quasi-sovereign interest on the island of St. Thomas (injuries to groundwater resources held in public trust). It is alleged that the island’s sole source of drinking water (the Tutu aquifer) is contaminated with perc. The primary source of perc contamination allegedly emanated from the former Laga facility (a textile manufacturing site). The perc defendants are alleged to have failed to adequately warn perc users of the dangers posed by the use and disposal of perc. It is also alleged that perc from O’Henry Dry Cleaners has contributed to the perc contamination in the Tutu aquifer. This case was dismissed, but we anticipate it will be refiled in territorial court.
•	L’Henry, Inc., d/b/a O’Henry Cleaners and Cyril V. Francois, LLC v. Vulcan and Dow. Plaintiffs are the owners of a dry cleaning business on St. Thomas. It is alleged that perc from the dry cleaner contributed to the contamination of the Tutu Wells aquifer, and that Vulcan as a perc manufacturer failed to properly warn the dry cleaner of the proper disposal method for perc, resulting in unspecified damages to the dry cleaner. A trial date of December 1, 2010, has been set for this matter.
•	Addair — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. Discovery is now complete. The class certification hearing scheduled for August 2010 has been stayed.
•	Santarsiero — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. The plaintiff alleges personal injury (kidney cancer) from exposure to perc. We were brought in as a third-party defendant by original defendant R.V. Davies. Discovery is ongoing.
•	R.R. Street Indemnity — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which we have now settled. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We are having ongoing discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. We believe the amounts accrued in our financial statements as of June 30, 2010 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.
Note 20   Subsequent Event
On July 7, 2010, we closed on a $450,000,000 5-year syndicated term loan which bears interest at a floating rate. The interest rate reflects 1, 2, 3 or 6-month LIBOR plus a credit spread governed by our Standard & Poor’s and Moody’s long-term credit ratings. Our current ratings are BBB and Baa2, respectively, and the applicable credit spread is 2.0%. The loan requires quarterly principal payments of $10,000,000 starting in June 2013 and a final principal payment of $360,000,000 in July 2015. The term loan agreement provides up to $150,000,000 in additional loans at our request, subject to each lender’s acceptance to increase its commitment.

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
There are practically no substitutes for quality aggregates. Because of barriers to entry created by zoning and permitting regulation and because of high transportation costs, the location of reserves is a critical factor to long-term success.
While aggregates is our primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and concrete, can be managed effectively in certain markets to generate acceptable financial returns. We produce and sell asphalt mix and ready-mixed concrete primarily in our mid-Atlantic, Florida, southwestern and western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight.
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

EXECUTIVE SUMMARY
Financial highlights for Second Quarter 2010
•	Unit shipments in each major product line increased from the prior year

•	Aggregates shipments increased 6% with broad geographic improvement, increasing pretax earnings $14.9 million, or $0.08 per diluted share

•	Average price for aggregates decreased 2% with wide variations across markets, reducing pretax earnings $10.3 million, or $0.05 per diluted share

•	Unit cost for diesel fuel increased 38%, reducing pretax earnings $8.1 million, or $0.04 per diluted share

•	Unit cost for liquid asphalt increased 26%, reducing pretax earnings $9.0 million, or $0.04 per diluted share

•	Previously announced settlement and legal fees associated with a lawsuit in Illinois reduced operating earnings $41.5 million, or $0.21 per diluted share

•	Charges associated with severe flooding in the Nashville, Tennessee area reduced aggregates segment earnings $2.8 million, or $0.02 per diluted share

•	Earnings from continuing operations were a loss of $22.5 million, or $0.18 per diluted share

•	EBITDA was $97.3 million
Our second quarter volume growth is encouraging as we look ahead to the second half of 2010 and continuing recovery in demand. The upward trend in aggregates shipments that started in March and continued throughout the second quarter led to the first year-over-year quarterly increase in shipments in four years. Improvement in the overall economy as well as higher levels of contract awards for highway construction and single-family housing starts provided the catalyst for growth in demand for our products in the second quarter.
The earnings effect of higher volumes was more than offset by higher unit costs for liquid asphalt and diesel fuel, lower product pricing, charges for settlement of the lawsuit in Illinois and the flooding in Nashville. The Nashville flooding resulted from record rainfall — more than 12 inches over a three day period in early May, most of which occurred in the first 12 hour period. Of the $2.8 million of charges associated with the flooding, we anticipate recovering $1.8 million, which will be recorded as income when realized, from our insurance carriers.
The flow of contract awards for highway construction, a leading indicator of future construction activity, has been improving since March of 2009 when stimulus-related funds became available to each state. During the first six months of 2010, total contract awards for highway construction in Vulcan-served states, including awards for federal, state and local projects, increased 11% from the prior year. Through June 2010, the Federal Highway Administration reported that only 38% of the $26 billion of total stimulus funds obligated for highways had been spent — which bodes well for increased construction activity from federal stimulus spending for the remainder of 2010 and 2011.
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

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
in millions

Net cash provided by operating activities	$12.3	$64.3	$18.7	$169.4
Purchases of property, plant & equipment	(22.5)	(34.5)	(42.2)	(60.1)

Free cash flow	($10.2)	$29.8	($23.5)	$109.3

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
in millions

Net cash provided by operating activities	$12.3	$64.3	$18.7	$169.4
Changes in operating assets and liabilities before initial effects of business acquisitions and dispositions	43.9	72.2	(2.6)	35.9
Other net operating items (providing) using cash	17.1	(14.6)	112.7	(17.0)
(Earnings) loss on discontinued operations, net of tax	1.5	(6.7)	(4.3)	(6.1)
Provision (benefit) for income taxes	(21.2)	9.6	(55.4)	(3.6)
Interest expense, net	43.7	43.4	87.0	86.5

EBITDA	$97.3	$168.2	$156.1	$265.1

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
in millions

Net earnings (loss)	($24.0)	$22.2	($62.7)	($10.6)
Provision (benefit) for income taxes	(21.2)	9.6	(55.4)	(3.6)
Interest expense, net	43.7	43.4	87.0	86.5
(Earnings) loss on discontinued operations, net of tax	1.5	(6.7)	(4.3)	(6.1)
Depreciation, depletion, accretion and amortization	97.3	99.7	191.5	198.9

EBITDA	$97.3	$168.2	$156.1	$265.1

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
CONSOLIDATED OPERATING RESULTS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Amounts and shares in millions, except per share data

Net sales	$692.8	$681.4	$1,157.3	$1,249.3
Cost of goods sold	570.5	535.6	1,034.1	1,025.9

Gross profit	$122.3	$145.8	$123.2	$223.4

Operating earnings (loss)	$1.2	$65.7	($35.6)	$64.4

Earnings (loss) from continuing operations before income taxes	($43.7)	$25.2	($122.4)	($20.3)

Earnings (loss) from continuing operations	($22.5)	$15.6	($67.0)	($16.7)
Earnings (loss) on discontinued operations, net of income taxes	(1.5)	6.6	4.3	6.1

Net earnings (loss)	($24.0)	$22.2	($62.7)	($10.6)

Basic earnings (loss) per share
Continuing operations	($0.18)	$0.14	($0.53)	($0.15)
Discontinued operations	(0.01)	0.06	0.04	0.06

Net earnings (loss) per share	($0.19)	$0.20	($0.49)	($0.09)

Diluted earnings (loss) per share
Continuing operations	($0.18)	$0.14	($0.53)	($0.15)
Discontinued operations	(0.01)	0.06	0.04	0.06

Net earnings (loss) per share	($0.19)	$0.20	($0.49)	($0.09)

Second Quarter 2010 Compared with Second Quarter 2009
Second quarter net sales were $692.8 million, a 2% increase compared to the second quarter of 2009. Second quarter shipments in each major product line increased from the prior year.
Results for the second quarter were a net loss of $24.0 million or ($0.19) per diluted share compared to net earnings of $22.2 million or $0.20 per diluted share in the second quarter of 2009. As previously stated, included in the current quarter’s results are a pretax charge of $41.5 million, or ($0.21) per diluted share, related to the settlement and associated legal fees of a lawsuit in Illinois (IDOT/Joliet Road as noted in Note 19 to the condensed consolidated financial statements) and $2.8 million, or $0.02 per diluted share, of charges associated with the flooding in Nashville. Additional items adversely affecting the current quarter’s results include a 26% increase in the unit cost for liquid asphalt (reduced earnings $0.04 per diluted share) and a 38% increase in the unit cost for diesel fuel (reduced earnings $0.04 per diluted share).

Continuing Operations — Loss from continuing operations before income taxes for the second quarter of 2010 versus the second quarter of 2009 earnings is bridged below (in millions of dollars):

Second quarter 2009	$25.2

Lower aggregates earnings due to
Higher volumes	14.9
Lower selling prices	(10.3)
Higher costs	(9.4)
Lower concrete earnings	(3.4)
Lower asphalt mix earnings	(14.5)
Lower cement earnings	(0.9)
Higher selling, administrative and general expenses[1]	(2.5)
Higher gain on sale of property, plant & equipment and businesses	0.7
IDOT settlement, including related legal fees	(41.5)
All other	(2.0)

Second quarter 2010	($43.7)

[1]	Excludes $1.5 million of legal expenses charged to selling, administrative and general expenses noted within the IDOT settlement line.
Gross profit for the Aggregates segment was $122.0 million in the second quarter of 2010 compared to $126.8 million in the second quarter of 2009. Aggregates shipments increased 6% from the prior year’s second quarter. Many Vulcan-served markets realized solid increases in shipments and earnings versus the prior year’s second quarter due primarily to stronger demand from public highway projects and improvement in single-family housing starts. The earnings effect from higher aggregates shipments was more than offset by the effects of a 2% decrease in aggregates prices, a 38% increase in the unit cost for diesel fuel and $2.8 million of charges associated with flooding in the Nashville, Tennessee area in May 2010.
Aggregates pricing continues to reflect wide variations across Vulcan-served markets. Markets in Florida, and to a lesser extent the Far West, have remained challenging due to increased competitive pressures. Additionally, a number of long-haul markets served by rail, barge and ship reported lower freight-adjusted prices. Higher energy costs related to these modes of long-haul transportation were not recovered in second quarter selling prices to customers. The average second quarter selling price for aggregates in all other markets not mentioned above approximated prior year levels. Aggregates gross profit in these markets increased as expected based on the increased levels of shipments.
The $7.3 million gross profit for the Asphalt mix segment was $14.5 million lower than the prior year due primarily to a 26% increase in the unit cost for liquid asphalt and lower selling prices. Selling prices for asphalt mix generally lag increasing liquid asphalt costs and were further held in check due to competitive pressures. Asphalt mix volumes increased 2% from the prior year’s second quarter.
Concrete segment gross profit of ($5.6) million declined $3.4 million from the prior year’s second quarter due to lower selling prices. The earnings effect from slightly higher shipments of ready-mixed concrete was more than offset by an 11% decrease in the average sales price.
Cement segment gross profit of ($1.4) million declined $0.9 million from the prior year’s second quarter as lower average unit selling prices offset higher sales volumes.
In May 2010, we reached final settlement in a lawsuit filed in 2001 against us by the Illinois Department of Transportation (IDOT). As a result, a $40.0 million charge was recorded in the second quarter. We believe that the settlement is covered by insurance policies and are taking appropriate actions, including one or more arbitrations, to recover the amount paid in settlement above a self-insured retention of $2 million, as well as a portion of our defense costs, from our insurers. The ultimate amount and timing of such recoveries, which will be recorded as income when realized, cannot be predicted with certainty.

Selling, Administrative and General (SAG) expense in the second quarter was $83.4 million versus $79.4 million in the prior year’s second quarter. Included in the current year’s second quarter was $1.5 million of legal expenses related to the IDOT lawsuit in Illinois.
In the second quarter of 2010, we recognized a tax benefit from continuing operations of $21.2 million compared to a tax provision of $9.6 million in the second quarter of 2009. The increase in our income tax benefit, after recording the effect of the pretax loss at the statutory rate, resulted largely from applying the alternative income tax calculation in 2010 as discussed in Note 4 to the condensed consolidated financial statements.
Results from continuing operations were a loss of ($0.18) per diluted share compared to earnings of $0.14 per diluted share in the second quarter of 2009.
Discontinued Operations — Second quarter pretax earnings (loss) on discontinued operations were ($1.8) million in 2010 and $11.1 million in 2009. The 2009 pretax earnings include a $12.2 million gain, after deducting legal fees and other expenses, related to a settlement with one of our insurers in the Modesto case (lawsuit settled in October 2007 involving the perchloroethylene product). Excluding the 2009 gain, the 2010 and 2009 second quarter pretax earnings (loss) primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

Year-to-Date June 30, 2010 Compared with Year-to-Date June 30, 2009
First half 2010 net sales were $1,157.3 million, a decrease of 7% compared to $1,249.3 million in the first half of 2009. Aggregates shipments declined 3%, reducing earnings $0.11 per diluted share and lower aggregates pricing further reduced earnings $0.06 per diluted share.
First half results were a net loss of ($62.7) million or ($0.49) per diluted share compared to a net loss of ($10.6) million, or ($0.09) per diluted share, for the first half of 2009. Current year first half results include a pretax charge of $41.5 million, or ($0.21) per diluted share, referable to settlement and associated legal fees of a lawsuit in Illinois (IDOT/Joliet Road as noted in Note 19 to the condensed consolidated financial statements), charges of $2.8 million, or $0.02 per diluted share, associated with the second quarter flooding in the Nashville, Tennessee area, a pretax gain of $39.5 million, or $0.18 per diluted share, referable to the first quarter sale of three non-strategic aggregates facilities located in rural Virginia and net losses per diluted share of ($0.07) and ($0.07) referable to higher costs for liquid asphalt and diesel fuel, respectively.
Continuing Operations — Loss from continuing operations before income taxes for year-to-date June 30, 2010 versus year-to-date June 30, 2009 is bridged below (in millions of dollars):

Year-to-date June 30, 2009	($20.3)

Lower aggregates earnings due to
Lower volumes	(14.6)
Lower selling prices	(7.7)
Higher costs	(30.7)
Lower concrete earnings	(18.6)
Lower asphalt mix earnings	(29.6)
Higher cement earnings	1.0
Higher selling, administrative and general expenses[1]	(9.3)
Higher gain on sale of property, plant & equipment and businesses	46.6
IDOT settlement, including related legal fees	(41.5)
All other	2.3

Year-to-date June 30, 2010	($122.4)

[1]	Excludes $1.5 million of legal expenses charged to selling, administrative and general expenses noted within the IDOT settlement line.
Gross profit for the Aggregates segment was $137.4 million year-to-date June 30, 2010 compared to $190.4 million year-to-date June 30, 2009. This $53.0 million decline was due primarily to reduced shipments in the first quarter, a 43% increase in the unit cost for diesel fuel and charges of $2.8 million associated with the aforementioned flooding in the Nashville, Tennessee area.
Concrete segment gross profit was a loss of ($21.7) million for the first half of 2010 compared to a loss of ($3.1) million for 2009. Shipments of ready-mixed concrete declined 8% and overall pricing declined 12%.
Asphalt mix segment gross profit of $8.3 million fell $29.6 million or 78% from the first half 2009 level of $37.9 million. This shortfall resulted from higher liquid asphalt costs of $14.1 million, a 3% decline in volume and a 7% decline in pricing.
Cement segment gross profit was a loss of ($0.8) million, up $1.0 million from the year-to-date June 30, 2009 loss of $1.8 million.
SAG expense increased $10.8 million, or 7%, from the prior year’s first half. The year-over-year increase is due to a $9.2 million noncash charge for the fair market value of donated real estate and $1.5 million of legal expenses related to the IDOT lawsuit in Illinois.
Gain on sale of property, plant & equipment and businesses was $49.7 million in the first half of 2010, an increase of $46.6 million from the prior year. The difference between the fair value of the above mentioned donated real estate and the carrying value, which was $8.4 million, was recorded as a gain on sale of property, plant & equipment. Additionally, during the first quarter we sold three non-strategic aggregates facilities in rural Virginia for a pretax gain of $39.5 million, or $0.18 per diluted share.
In the first half of 2010 and 2009, we recognized tax benefits from continuing operations of $55.4 million and $3.6 million, respectively. The 2010 increase in our income tax benefit, after recording the effect of the pretax loss at the statutory rate, resulted largely from applying the alternative income tax calculation in 2010 as discussed in Note 4 to the condensed consolidated financial statements.
Results from continuing operations were a loss of ($0.53) per diluted share compared to a loss of ($0.15) per diluted share in the first six months of 2009.
Discontinued Operations — Year-to-date June pretax earnings on discontinued operations were $7.1 million in 2010 and $10.2 million in 2009. The 2010 pretax earnings include an $8.8 million gain related to the 5-CP earn-out compared to $0.7 million in 2009, and $1.6 million of gains related to litigation settlements. The 2009 pretax earnings include a $12.2 million gain, after deducting legal fees and other expenses, related to a settlement with one of our insurers in the Modesto case (lawsuit settled in October 2007 involving the perchloroethylene product). Excluding these gains, the 2010 and 2009 year-to-date June pretax earnings primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.
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
We operate a centralized cash management system using zero-balance disbursement accounts; therefore, our operating cash balance requirements are minimal. When cash on hand is not sufficient to fund daily working capital requirements, we issue commercial paper or draw down on our bank lines of credit. Following Standard & Poor’s downgrade of our short-term credit rating in April 2010 (as described below), the cost of commercial paper increased approximately 30 basis points (0.30%). The weighted-average interest rate, including commissions paid to commercial paper broker dealers, was 0.50% during the six months ended June 30, 2010 and 0.70% at June 30, 2010.
Current maturities and short-term borrowings
As of June 30, 2010, current maturities of long-term debt are $425.3 million, of which $425.0 million are due as follows (in millions of dollars):

June 30
2010

Current maturities due
Third quarter 2010	$0.0
Fourth quarter 2010	325.0
First quarter 2011	0.0
Second quarter 2011	100.0

There are various maturity dates for the remaining $0.3 million of current maturities. We expect to retire this debt using proceeds from the $450.0 million term loan issued in July 2010 (see Note 20 to the condensed consolidated financial statements) or by issuing commercial paper or drawing on our lines of credit.

Short-term borrowings consisted of the following (in millions of dollars):

	June 30	December 31	June 30
	2010	2009	2009

Short-term borrowings
Bank borrowings	$0.0	$0.0	$46.0
Commercial paper	320.0	236.5	366.3

Total short-term borrowings	$320.0	$236.5	$412.3

Bank borrowings
Maturity	n/a	n/a	1 day
Weighted-average interest rate	n/a	n/a	0.62%

Commercial paper
Maturity	1 to 2 days	42 days	1 to 43 days
Weighted-average interest rate	0.70%	0.39%	0.72%

Our outstanding bank credit facility, which provides $1.5 billion of liquidity, expires November 16, 2012. Borrowings under this credit facility, which are classified as short-term, bear an interest rate based on London Interbank Offer Rate (LIBOR) plus a credit spread. This credit spread was 30 basis points (0.30%) based on our long-term debt ratings at June 30, 2010. Additionally, as of June 30, 2010 there were no borrowings under the $1.5 billion line of credit; $320.0 million was used to support outstanding commercial paper and $63.4 million was used to back outstanding letters of credit, resulting in available lines of credit of $1,116.6 million. This amount provides a sizable level of borrowing capacity that strengthens our financial flexibility. Not only does it enable us to fund working capital needs, it provides liquidity to fund large expenditures, such as long-term debt maturities, on a temporary basis without being forced to issue long-term debt at times that are disadvantageous. Interest rates referable to borrowings under these credit lines are determined at the time of borrowing based on current market conditions for LIBOR. Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper.
     Short-term debt rating/outlook
•	Standard & Poor’s — A-3/negative (rating dated April 7, 2010; lowered rating/outlook from A-2/stable)

•	Moody’s — P-2/negative (rating dated November 16, 2007; last confirmed September 28, 2009)
The interest rates we pay on commercial paper are based on market supply and demand for short-term debt securities. The weighted-average interest rate on our commercial paper was 0.70% as of June 30, 2010.
Working capital
Working capital, current assets less current liabilities, is a common measure of liquidity used to assess a company’s ability to meet short-term obligations. Our working capital is calculated as follows (in millions of dollars):

	June 30	December 31	June 30
	2010	2009	2009

Working capital
Current assets	$867.3	$743.3	$927.1
Current liabilities	(1,074.1)	(856.7)	(748.6)

Working capital	($206.8)	($113.4)	$178.5

The decrease in our working capital of $93.4 million over the six month period ended June 30, 2010 was due in large part to an increase in current maturities of long-term debt and short-term borrowings of $123.4 million and an increase in trade payables, accruals and other liabilities of $94.0 million. The increase in current liabilities was partially offset by an increase in accounts and notes receivable of $121.3 million. These increases in trade payables, accruals and other liabilities and accounts and notes receivable reflect our seasonal increases in production and sales as evidenced by the 25% increase in sales revenue for the three months ended June 30, 2010 compared to the three months ended December 31, 2009. The $385.3 million decrease in our working capital over the twelve month period ended June 30, 2010 resulted primarily from an increase in current maturities of long-term debt and short-term borrowings of $272.6 million.
Cash flows
Operating activities — Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Six Months Ended
	June 30
	2010	2009
in millions

Net (loss)	($62.7)	($10.6)
Depreciation, depletion, accretion and amortization	191.5	198.9
Net gain on sale property, plant & equipment and businesses	(58.5)	(3.9)
Contributions to pension plans	(21.1)	(2.2)
Other operating cash flows, net	(30.5)	(12.8)

Net cash provided by operating activities	$18.7	$169.4

Net earnings before noncash deductions for depreciation, depletion, accretion and amortization were $128.8 million during the first six months of 2010 as compared to $188.3 million during the same period in 2009. Net cash provided by operating activities for the first six months of 2010 was negatively impacted by increased contributions to pension plans of $21.1 million as compared to $2.2 million during the same period in 2009. As discussed in Note 10 to the condensed consolidated financial statements, our pension plan contributions through the second quarter of 2010 should be sufficient to cover expected contributions to the qualified plans through 2012. Additionally, while net gains on sale of property, plant & equipment and businesses of $58.5 million increase net earnings, the associated cash received is adjusted out of operating activities and presented as a component of investing activities.
Investing activities — Net cash from investing activities was $8.0 million in the first six months of 2010, an increase of $58.2 million compared to the first six months of 2009. This increase was generated in large part by a $39.4 million increase in proceeds from the sale of businesses. The sale of three non-strategic aggregates facilities located in rural Virginia during the first quarter of 2010 resulted in net proceeds of approximately $42.3 million and a $39.5 million pretax gain. Additionally, a critical evaluation of the strategic nature and timing of all capital projects led to a $54.9 million year-over-year reduction in capital spending, including business acquisitions.
Financing activities — Net cash used for financing activities totaled $6.7 million during the first six months of 2010, compared to $85.7 million during the same period in 2009. We reduced our dividend per share beginning in the third quarter of 2009 from $0.49 per quarter to $0.25 per quarter, resulting in $61.1 million of cash savings during the first six months of 2010. During the first six months of 2010, total debt increased by $8.5 million compared to a decrease in total debt of $559.0 million during the same period in 2009. The 2009 debt reduction was funded in large part by proceeds from the issuance of common stock of $578.2 million.

CAPITAL STRUCTURE AND RESOURCES
In order to maximize shareholder wealth, as well as to attract equity and fixed income investors, we actively manage our capital structure and resources consistent with the policies, guidelines and objectives listed below.
•	Maintain investment grade ratings

•	Maintain debt to total capital ratio within what we believe to be a prudent and generally acceptable limit of 35% to 40%

•	Pay out a reasonable share of net cash provided by operating activities as dividends
We pursue attractive investment opportunities and fund acquisitions using internally generated cash or by issuing debt or equity securities.
Long-term debt
The calculations of our total debt as a percentage of total capital and the weighted-average stated interest rates on our long-term debt are summarized below (amounts in millions, except percentages):

	June 30	December 31	June 30
	2010	2009	2009

Debt
Current maturities of long-term debt	$425.3	$385.4	$60.4
Short-term borrowings	320.0	236.5	412.3
Long-term debt	2,001.2	2,116.1	2,521.2

Total debt	$2,746.5	$2,738.0	$2,993.9

Capital
Total debt	$2,746.5	$2,738.0	$2,993.9
Shareholders’ equity [1]	4,044.1	4,052.0	4,034.2

Total capital	$6,790.6	$6,790.0	$7,028.1

Total debt as a percentage of total capital	40.4%	40.3%	42.6%

Long-term debt - weighted-average interest rate	8.03%	7.69%	7.21%

[1]	As restated for June 30, 2009, see Note 1 to the condensed consolidated financial statements.
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. The percentage of consolidated debt to total capitalization (total debt as a percentage of total capital), as defined in our bank credit facility agreements, cannot exceed 65%. In the future, our total debt as a percentage of total capital will depend upon specific investment opportunities and financing decisions. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.
     Long-term debt ratings/outlook
•	Standard & Poor’s — BBB/negative (rating dated April 7, 2010; lowered outlook from stable)

•	Moody’s — Baa2/negative (rating dated November 13, 2008; last confirmed November 2009)

Equity
Common stock activity is summarized below (in thousands of shares):

	June 30	December 31	June 30
	2010	2009	2009

Common stock shares at beginning of year issued and outstanding	125,912	110,270	110,270

Common stock issuances
Public offering	0	13,225	13,225
Acquisitions	0	789	789
Pension plan contribution	1,190	0	0
401(k) savings and retirement plan	769	1,135	561
Share-based compensation plans	399	493	144

Common stock shares at end of period issued and outstanding	128,270	125,912	124,989

In March 2010, we issued 1.2 million shares of common stock to the trustee of our pension plan as explained in more detail in Notes 9 and 10 to the condensed consolidated financial statements.
During the second quarter of 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13.2 million shares for net proceeds of $520.0 million.
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in Vulcan’s common stock and the resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. The cash proceeds from the issuances noted in the table above were as follows: six months ended June 30, 2010 — $35.3 million and a receivable of $1.5 million, full year 2009 — $52.7 million and six months ended June 30, 2009 — $24.3 million.
There were no shares held in treasury as of June 30, 2010, December 31, 2009 and June 30, 2009. The number of shares remaining under the current purchase authorization of the Board of Directors was 3,411,416 as of June 30, 2010.
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
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2010.
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
In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. At June 30, 2010, we have accumulated losses in Other Comprehensive Income (OCI) of $5.6 million (included in other current liabilities) equal to the fair value of this swap. A decline in interest rates of 0.75 percentage point would increase the fair market value of our liability by approximately $1.3 million.
At June 30, 2010, the estimated fair market value of our long-term debt instruments including current maturities was $2,665.7 million compared to a book value of $2,426.5 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair market value of our liability by approximately $133.4 million.
At June 30, 2010, we had $100.0 million outstanding under our 3-year syndicated term loan established in June 2008. These borrowings bear interest at variable rates, principally LIBOR plus a spread based on our long-term credit rating. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.
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
Item 4 Controls and Procedures
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We are in the process of replacing our legacy information technology systems. We completed the third phase of this multi-year project during the second quarter of 2010. The new information technology systems were a source for some information presented in this Quarterly Report on Form 10-Q. We are continuing to work toward the full implementation of the new information technology systems and expect to complete that process in 2011.
No other changes were made to our internal controls over financial reporting or other factors that could affect these controls during the second quarter of 2010.

PART II OTHER INFORMATION
Item 1 Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. See Note 19 to the condensed consolidated financial statements for a discussion of certain recent developments concerning our legal proceedings.
Item 1A Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2009.
Item 6 Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
/s/ Ejaz A. Khan
Ejaz A. Khan
Date August 4, 2010	Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Date August 4, 2010	Senior Vice President, Chief Financial Officer