Form 10-Q
period 2010-09-30
Vulcan Materials CO
filed 2010-11-03
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at September 30, 2010
Common Stock, $1 Par Value	128,390,617

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED September 30, 2010
Contents

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Earnings	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

PART II OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 5. Other Information	38

Item 6. Exhibits	39

SIGNATURES	40
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Vulcan Materials Company
and Subsidiary Companies
Condensed Consolidated Balance Sheets
Unaudited, except for December 31

	Amounts in thousands, except per share data
	September 30	December 31	September 30
	2010	2009	2009
Assets
Cash and cash equivalents	$82,496	$22,265	$46,547
Restricted cash	531	0	0
Medium-term investments	3,910	4,111	6,803
Accounts and notes receivable
Accounts and notes receivable, gross	414,316	276,746	408,407
Less: Allowance for doubtful accounts	(9,382)	(8,722)	(9,394)

Accounts and notes receivable, net	404,934	268,024	399,013
Inventories
Finished products	251,457	261,752	265,422
Raw materials	22,924	21,807	24,565
Products in process	5,905	3,907	5,085
Operating supplies and other	35,958	37,567	36,623

Inventories	316,244	325,033	331,695
Deferred income taxes	66,718	57,967	67,967
Prepaid expenses	42,729	50,817	33,466
Assets held for sale	14,582	15,072	0

Total current assets	932,144	743,289	885,491
Investments and long-term receivables	33,808	33,283	31,424
Property, plant & equipment
Property, plant & equipment, cost	6,656,252	6,653,261	6,678,317
Reserve for depr., depl. & amort.	(2,987,287)	(2,778,590)	(2,713,057)

Property, plant & equipment, net	3,668,965	3,874,671	3,965,260
Goodwill	3,093,979	3,093,979	3,093,979
Other intangible assets, net	693,779	682,643	681,087
Other assets	106,922	105,085	105,927

Total assets	$8,529,597	$8,532,950	$8,763,168

Liabilities
Current maturities of long-term debt	$325,249	$385,381	$60,421
Short-term borrowings	0	236,512	286,357
Trade payables and accruals	138,462	121,324	141,884
Other current liabilities	207,085	113,109	187,171
Liabilities of assets held for sale	460	369	0

Total current liabilities	671,256	856,695	675,833
Long-term debt	2,432,521	2,116,120	2,506,170
Deferred income taxes	849,925	887,268	896,598
Other noncurrent liabilities	537,041	620,845	599,039

Total liabilities	4,490,743	4,480,928	4,677,640

Other commitments and contingencies (Notes 13 & 19)
Shareholders’ equity
Common stock, $1 par value	128,391	125,912	125,401
Capital in excess of par value	2,487,538	2,368,228	2,342,765
Retained earnings	1,606,754	1,752,240	1,797,036
Accumulated other comprehensive loss	(183,829)	(194,358)	(179,674)

Shareholders’ equity	4,038,854	4,052,022	4,085,528

Total liabilities and shareholders’ equity	$8,529,597	$8,532,950	$8,763,168

See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Amounts and shares in thousands, except per share data
Condensed Consolidated Statements of Earnings
Unaudited

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net sales	$699,792	$738,664	$1,857,085	$1,987,939
Delivery revenues	43,412	39,528	115,534	112,407

Total revenues	743,204	778,192	1,972,619	2,100,346

Cost of goods sold	573,045	584,184	1,607,109	1,610,018
Delivery costs	43,412	39,528	115,534	112,407

Cost of revenues	616,457	623,712	1,722,643	1,722,425

Gross profit	126,747	154,480	249,976	377,921
Selling, administrative and general expenses	77,560	79,558	247,431	238,629
Gain on sale of property, plant & equipment and businesses, net	476	7,496	50,210	10,653
Charge for legal settlement	0	0	40,000	0
Other operating income (expense), net	769	286	2,117	(2,885)

Operating earnings	50,432	82,704	14,872	147,060

Other income, net	1,637	2,756	1,780	4,578
Interest expense, net	47,526	43,519	134,541	130,029

Earnings (loss) from continuing operations before income taxes	4,543	41,941	(117,889)	21,609
Benefit from income taxes	(6,048)	(5,983)	(61,491)	(9,621)

Earnings (loss) from continuing operations	10,591	47,924	(56,398)	31,230
Earnings on discontinued operations, net of tax (Note 2)	2,655	6,308	6,905	12,433

Net earnings (loss)	$13,246	$54,232	$(49,493)	$43,663

Basic earnings (loss) per share
Continuing operations	$0.08	$0.38	$(0.44)	$0.27
Discontinued operations	0.02	0.05	0.05	0.10

Net earnings (loss) per share	$0.10	$0.43	$(0.39)	$0.37

Diluted earnings (loss) per share
Continuing operations	$0.08	$0.38	$(0.44)	$0.27
Discontinued operations	0.02	0.05	0.05	0.10

Net earnings (loss) per share	$0.10	$0.43	$(0.39)	$0.37

Weighted-average common shares outstanding
Basic	128,602	125,361	127,840	116,533
Assuming dilution	128,910	125,859	127,840	117,047

Cash dividends declared per share of common stock	$0.25	$0.25	$0.75	$1.23
Depreciation, depletion, accretion and amortization	$97,697	$99,243	$289,174	$298,158
Effective tax rate from continuing operations	-133.1%	-14.3%	52.2%	-44.5%
See accompanying Notes to Condensed Consolidated Financial Statements

Vulcan Materials Company
and Subsidiary Companies
Condensed Consolidated Statements of Cash Flows
Unaudited

	Amounts in thousands
	Nine Months Ended
	September 30
	2010	2009
Operating Activities
Net earnings (loss)	$(49,493)	$43,663
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	289,174	298,158
Net gain on sale of property, plant & equipment and businesses	(59,004)	(11,465)
Contributions to pension plans	(23,400)	(26,793)
Share-based compensation	15,198	21,870
Deferred tax provision	(51,060)	(26,477)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(6,647)	51,845
Other, net	13,059	4,021

Net cash provided by operating activities	127,827	354,822

Investing Activities
Purchases of property, plant & equipment	(62,104)	(94,165)
Proceeds from sale of property, plant & equipment	4,008	6,399
Proceeds from sale of businesses, net of transaction costs	50,954	16,075
Payment for businesses acquired, net of acquired cash	(35,404)	(36,980)
Redemption of medium-term investments	22	30,590
Other, net	341	676

Net cash used for investing activities	(42,183)	(77,405)

Financing Activities
Net short-term payments	(236,512)	(798,118)
Payment of current maturities and long-term debt	(193,994)	(296,555)
Proceeds from issuance of long-term debt, net of discounts	450,000	397,660
Debt issuance costs	(3,058)	(3,033)
Proceeds from issuance of common stock	41,734	587,129
Dividends paid	(95,696)	(140,048)
Proceeds from exercise of stock options	12,597	10,958
Other, net	(484)	943

Net cash used for financing activities	(25,413)	(241,064)

Net increase in cash and cash equivalents	60,231	36,353
Cash and cash equivalents at beginning of year	22,265	10,194

Cash and cash equivalents at end of period	$82,496	$46,547

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
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
We disaggregated our asphalt mix and concrete operating segments for reporting purposes as of January 1, 2010 (see Note 17).
Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.
Note 2 Discontinued Operations
In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements subject to certain conditions. During 2007, we received the final payment under the ECU (electrochemical unit) earn-out, bringing cumulative cash receipts to its $150,000,000 cap.
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
In March 2010, we received a payment of $8,794,000 (recorded as gain on disposal of discontinued operations) under the 5CP earn-out related to performance during the year ended December 31, 2009. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2009, we received $11,625,000 under the 5CP earn-out related to the year ended December 31, 2008. These 2009 receipts resulted in a gain on disposal of discontinued operations of $812,000 for 2009. Through September 30, 2010, we have received a total of $42,707,000 under the 5CP earn-out, a total of $9,606,000 in excess of the receivable recorded on the date of disposition.
We are liable for a cash transaction bonus payable to certain former key Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. Payments for this transaction bonus were $882,000 during the first nine months of 2010 and $521,000 during the first nine months of 2009.
There were no net sales or revenues from discontinued operations during the nine month periods ended September 30, 2010 or 2009. Results from discontinued operations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Discontinued operations
Pretax earnings from results	$4,425	$10,397	$3,565	$20,117
Gain on disposal, net of transaction bonus	0	88	7,912	584
Income tax provision	(1,770)	(4,177)	(4,572)	(8,268)

Earnings on discontinued operations, net of tax	$2,655	$6,308	$6,905	$12,433

The 2010 pretax earnings from results of discontinued operations of $4,425,000 for the third quarter and $3,565,000 for the nine months ended September 30, 2010 are due primarily to a pretax gain recognized in the third quarter on a recovery from an insurer in a lawsuit involving perchloroethylene. This gain was offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax earnings from results of discontinued operations in 2009 of $10,397,000 for the third quarter and $20,117,000 for the nine months ended September 30, 2009 relate primarily to settlements during the second and third quarters with two of our insurers in a lawsuit involving perchloroethylene. These settlements resulted in pretax gains of $10,500,000 for the third quarter of 2009 and $23,500,000 for the first nine months of 2009. The insurance proceeds and associated gain represent a partial recovery of legal and settlement costs recognized in prior periods.
Note 3 Earnings Per Share (EPS)
We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Weighted-average common shares outstanding	128,602	125,361	127,840	116,533
Dilutive effect of
Stock options/SOSARs	58	288	0	234
Other stock compensation plans	250	210	0	280

Weighted-average common shares outstanding, assuming dilution	128,910	125,859	127,840	117,047

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. Because we operated at a loss for the nine month period ended September 30, 2010, 406,000 shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation, were excluded.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price, are as follows (in thousands of shares):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Antidilutive common stock equivalents	6,225	3,747	4,905	3,753
Note 4 Income Taxes
Our tax provision and the corresponding effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective interim tax rate and in evaluating our tax positions.
When application of the estimated annual effective tax rate distorts the financial results of an interim period, we calculate the income tax provision or benefit using an alternative methodology as prescribed by Accounting Standards Codification (ASC) 740-270-30-30 through 30-33. This alternative methodology results in an income tax provision or benefit based solely on the year-to-date pretax loss as adjusted for permanent differences on a pro rata basis.
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
In the first and second quarters of 2010, we applied the alternative methodology discussed above in the determination of the income tax provision from continuing operations. However, as of September 30, 2010, the conditions requiring the alternative method no longer existed. As a result, in the third quarter of 2010, we estimated the annual tax rate based on our projected taxable income for the full year and recorded a quarterly tax provision in accordance with the anticipated annual rate.
We recorded a tax benefit from continuing operations of $6,048,000 in the third quarter of 2010 compared to $5,983,000 in the third quarter of 2009. An adjustment to the current quarter’s income tax provision was required so that the year-to-date provision reflects the expected annual tax rate. During the first nine months of 2010, we recognized a tax benefit from continuing operations of $61,491,000 as compared to $9,621,000 during the same period of 2009. The increase in our income tax benefit, after recording the effect of the pretax loss at the statutory rate, resulted largely from an increase in the expected state income tax benefit.
Note 5 Medium-term Investments
We held investments in money market and other money funds at The Reserve, an investment management company specializing in such funds, as follows: September 30, 2010 — $5,531,000,

December 31, 2009 — $5,554,000 and September 30, 2009 — $8,247,000. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we changed the classification of our investments in The Reserve funds from cash and cash equivalents to medium-term investments and reduced the carrying value of our investment to its estimated fair value, as follows: September 30, 2010 — $3,910,000, December 31, 2009 — $4,111,000 and September 30, 2009 — $6,803,000. See Note 7 for further discussion of the fair value determination.
The Reserve redeemed $22,000 of our investment during the nine months ended September 30, 2010 and $30,590,000 during the nine months ended September 30, 2009. Based on public statements issued by The Reserve and the maturity dates of the underlying investments, we believe that proceeds from the liquidation of the money funds in which we have investments will be received within twelve months of September 30, 2010, and therefore, such investments are classified as current.
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
In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated (notional) amount of $325,000,000. Under this agreement, we pay a fixed interest rate of 5.25% and receive 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment is settled and the associated realized gain or loss is recognized. The pretax loss of $3,044,000 accumulated in Other Comprehensive Income (OCI) related to this interest rate swap will be reclassified to earnings by the end of the current year in conjunction with the retirement of the related debt.
Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500,000,000. Upon the issuance of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts accumulated in other comprehensive loss are being amortized to interest expense over the term of the related debt. For the 12-month period ending September 30, 2011, we estimate that $8,053,000 of the pretax loss accumulated in OCI will be reclassified to earnings.
Derivative instruments are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets. Fair values of derivative instruments designated as hedging instruments are as follows (in thousands of dollars):

		Fair Value [1]
		September 30	December 31	September 30
	Balance Sheet Location	2010	2009	2009
Liability derivatives
Interest rate derivatives	Other current liabilities	$3,044	$11,193	$0
Interest rate derivatives	Other noncurrent liabilities	0	0	13,444

Total derivatives liability		$3,044	$11,193	$13,444

[1]	See Note 7 for further discussion of the fair value determination.

The effects of the cash flow hedge derivative instruments on the accompanying Condensed Consolidated Statements of Earnings for the three and nine months ended September 30 are as follows (in thousands of dollars):

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
	Statement	2010	2009	2010	2009
Interest rate derivatives
Loss recognized in OCI (effective portion)	Note 8	$(307)	$(2,174)	$(881)	$(3,844)

Loss reclassified from Accumulated OCI (effective portion)	Interest expense	(4,799)	(4,588)	(14,695)	(11,915)
Note 7 Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs that are derived principally from or corroborated by observable market data;

Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.
Our assets and liabilities that are subject to fair value measurements on a recurring basis are summarized below (in thousands of dollars):

	Level 1
	September 30	December 31	September 30
	2010	2009	2009
Fair value recurring
Rabbi Trust
Mutual funds	$13,146	$10,490	$10,084
Equities	7,456	8,472	8,830

Net asset	$20,602	$18,962	$18,914

	Level 2
	September 30	December 31	September 30
	2010	2009	2009
Fair value recurring
Medium-term investments	$3,910	$4,111	$6,803
Interest rate derivative	(3,044)	(11,193)	(13,444)
Rabbi Trust
Common/collective trust funds	2,361	4,084	3,783

Net asset (liability)	$3,227	$(2,998)	$(2,858)

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
Note 8 Comprehensive Income (Loss)
Comprehensive income (loss) includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings (loss) and other comprehensive income (loss). Total comprehensive income (loss) comprises the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net earnings (loss)	$13,246	$54,232	$(49,493)	$43,663
Other comprehensive income (loss)
Fair value adjustments to cash flow hedges, net of tax	(183)	(1,286)	(503)	(2,281)
Reclassification adjustment for cash flow hedges included in net earnings (loss), net of tax	2,849	2,702	8,347	7,036
Amortization of pension and postretirement plan actuarial loss and prior service cost, net of tax	963	283	2,685	852

Total comprehensive income (loss)	$16,875	$55,931	$(38,964)	$49,270

Amounts accumulated in other comprehensive loss, net of tax, are as follows (in thousands of dollars):

	September 30	December 31	September 30
	2010	2009	2009
Cash flow hedges	$(41,521)	$(49,365)	$(51,764)
Pension and postretirement plans	(142,308)	(144,993)	(127,910)

Accumulated other comprehensive loss	$(183,829)	$(194,358)	$(179,674)

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
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows: nine months ended September 30, 2010 — issued 882,131 shares for cash proceeds of $41,734,000; nine months ended September 30, 2009 — issued 778,162 shares for cash proceeds of $34,899,000.
During the second quarter of 2009, we issued 789,495 shares of common stock in connection with business acquisitions. We received net cash proceeds of $33,862,000 from the share issuance and acquired the business for a cash payment of $36,980,000, net of acquired cash.
No shares were held in treasury as of September 30, 2010, December 31, 2009 and September 30, 2009. As of September 30, 2010, 3,411,416 shares may be repurchased under the current authorization of our Board of Directors.
Note 10 Benefit Plans
The following tables set forth the components of net periodic benefit cost (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
PENSION BENEFITS	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$4,805	$4,660	$14,413	$13,979
Interest cost	10,405	10,485	31,216	31,455
Expected return on plan assets	(12,530)	(11,626)	(37,591)	(34,878)
Amortization of prior service cost	115	115	345	345
Amortization of actuarial loss	1,438	412	4,314	1,238

Net periodic pension benefit cost	$4,233	$4,046	$12,697	$12,139

Pretax reclassification from OCI included in net periodic pension benefit cost	$1,553	$527	$4,659	$1,583

	Three Months Ended		Nine Months Ended
	September 30		September 30
OTHER POSTRETIREMENT BENEFITS	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$1,066	$978	$3,199	$2,934
Interest cost	1,663	1,762	4,988	5,284
Amortization of prior service credit	(183)	(205)	(547)	(617)
Amortization of actuarial loss	222	149	666	448

Net periodic postretirement benefit cost	$2,768	$2,684	$8,306	$8,049

Pretax reclassification from OCI included in net periodic postretirement benefit cost	$39	$(56)	$119	$(169)
The reclassifications from other comprehensive income (OCI) noted in the tables above are related to amortization of prior service costs or credits and actuarial losses.
We contributed $72,500,000 ($18,636,000 in cash and $53,864,000 in stock — 1,190,000 shares valued at $45.26 per share) in March 2010 and an additional $1,300,000 in July 2010 to our qualified pension plans for the 2009 plan year. These contributions, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans through 2012.

During the nine months ended September 30, 2010 and 2009, contributions of $77,264,000 and $26,793,000, respectively, were made to our pension plans (qualified and nonqualified).
Note 11 Credit Facilities, Short-term Borrowings and Long-term Debt
Short-term borrowings are summarized as follows (in thousands of dollars):

	September 30	December 31	September 30
	2010	2009	2009
Short-term borrowings
Commercial paper	$0	$236,512	$286,357

Total short-term borrowings	$0	$236,512	$286,357

Commercial paper
Maturity	n/a	42 days	1 to 63 days
Weighted-average interest rate	n/a	0.39%	0.42%
We utilize our bank lines of credit as liquidity back-up for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements.
Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,500,000,000 were maintained at September 30, 2010, all of which expire November 16, 2012. As of September 30, 2010, there were no borrowings under the lines of credit. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions. Pricing of bank loans, if any lines were drawn, would be 30 basis points (0.30%) over LIBOR based on our long-term debt ratings at September 30, 2010.
All lines of credit extended to us in 2010 and 2009 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.
In July 2010, we established a $450,000,000 5-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or
6-month LIBOR options). The proceeds were used to repay outstanding borrowings, including the $100,000,000 outstanding balance of our 3-year floating loan issued in 2008 and all outstanding commercial paper, and for general corporate purposes. As of September 30, 2010, the spread was 2.25 percentage points above the 1-month LIBOR of 0.26% for a total rate of 2.51% on the $450,000,000 outstanding balance. The spread is subject to increase if our long-term credit ratings are downgraded. The loan requires quarterly principal payments of $10,000,000 starting in June 2013 and a final principal payment of $360,000,000 in July 2015.
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
As of September 30, 2010, $75,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.

Long-term debt is summarized as follows (in thousands of dollars):

	September 30	December 31	September 30
	2010	2009	2009
Long-term debt
5-year floating loan issued 2010	$450,000	$0	$0
10.125% 2015 notes issued 2009[1]	149,582	149,538	149,524
10.375% 2018 notes issued 2009[2]	248,360	248,270	248,241
3-year floating loan issued 2008	0	175,000	240,000
6.30% 5-year notes issued 2008[3]	249,704	249,632	249,609
7.00% 10-year notes issued 2008[4]	399,649	399,625	399,617
3-year floating notes issued 2007	325,000	325,000	325,000
5.60% 5-year notes issued 2007[5]	299,746	299,666	299,640
6.40% 10-year notes issued 2007[6]	349,848	349,837	349,833
7.15% 30-year notes issued 2007[7]	249,322	249,317	249,316
Private placement notes	0	15,243	15,276
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	14,000	17,550	17,550
Other notes	1,559	1,823	1,985

Total debt excluding short-term borrowings	$2,757,770	$2,501,501	$2,566,591
Less current maturities of long-term debt	325,249	385,381	60,421

Total long-term debt	$2,432,521	$2,116,120	$2,506,170

Estimated fair value of total long-term debt	$2,689,770	$2,300,522	$2,676,278

[1]	Includes decreases for unamortized discounts, as follows: September 30, 2010 — $418 thousand, December 31, 2009 — $462 thousand and September 30, 2009 — $476 thousand. The effective interest rate for these 2015 notes is 10.31%.

[2]	Includes decreases for unamortized discounts, as follows: September 30, 2010 — $1,640 thousand, December 31, 2009 — $1,730 thousand and September 30, 2009 — $1,759 thousand. The effective interest rate for these 2018 notes is 10.58%.

[3]	Includes decreases for unamortized discounts, as follows: September 30, 2010 — $296 thousand, December 31, 2009 — $368 thousand and September 30, 2009 — $391 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: September 30, 2010 — $351 thousand, December 31, 2009 — $375 thousand and September 30, 2009 — $383 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: September 30, 2010 — $254 thousand, December 31, 2009 — $334 thousand and September 30, 2009 — $360 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: September 30, 2010 — $152 thousand, December 31, 2009 — $163 thousand and September 30, 2009 — $167 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: September 30, 2010 — $678 thousand, December 31, 2009 — $683 thousand and September 30, 2009 — $684 thousand. The effective interest rate for these 30-year notes is 8.04%.
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
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. Our bank credit facilities (term loan and unsecured bank lines of credit) contain a covenant that our percentage of consolidated debt to total capitalization (total debt as a percentage of total capital) may not exceed 65%. Our total debt as a percentage of total capital was 40.6% as of September 30, 2010; 40.3% as of December 31, 2009; and 41.1% as of September 30, 2009.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
ARO operating costs
Accretion	$2,081	$1,994	$6,525	$6,599
Depreciation	3,050	3,445	9,390	10,336

Total	$5,131	$5,439	$15,915	$16,935

ARO operating costs for our continuing operations are reported in cost of goods sold. Asset retirement obligations are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our asset retirement obligations are as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Asset retirement obligations
Balance at beginning of period	$162,168	$168,475	$167,757	$173,435
Liabilities incurred	1,016	107	2,457	441
Liabilities settled	(4,762)	(2,838)	(8,879)	(8,763)
Accretion expense	2,081	1,994	6,525	6,599
Revisions up (down)	(288)	268	(7,645)	(3,706)

Balance at end of period	$160,215	$168,006	$160,215	$168,006

Downward revisions to our asset retirement obligations during 2010 relate primarily to changes in the estimated settlement dates at numerous sites.
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

Our standby letters of credit as of September 30, 2010 are summarized in the table below (in thousands of dollars):

September 30
2010
Standby letters of credit
Risk management requirement for insurance claims	$40,411
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	10,391
Financial requirement for industrial revenue bond	14,231

Total	$65,166

Of the total $65,166,000 outstanding letters of credit, $62,134,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
Note 14 Acquisitions and Divestitures
During the third quarter of 2010, we acquired twelve ready-mixed concrete facilities located in Georgia for approximately $35,404,000 (total cash consideration).
During the first quarter of 2010, we sold three aggregates facilities located in rural Virginia for cash proceeds of approximately $42,750,000.
Assets held for sale and liabilities of assets held for sale as presented in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, relate to an aggregates production facility and ready-mixed concrete operation located outside the United States. We expect the transaction to close within the 12-month period ending September 30, 2011. The major classes of assets and liabilities of assets classified as held for sale are as follows (in thousands of dollars):

	September 30	December 31
	2010	2009
Current assets	$3,729	$3,799
Property, plant & equipment, net	10,709	11,117
Other assets	144	156

Total assets held for sale	$14,582	$15,072

Current liabilities	$460	$369

Total liabilities of assets held for sale	$460	$369

During the nine months ended September 30, 2009, we acquired the following assets for approximately $38,955,000 (total note and cash consideration), net of acquired cash:
•	leasehold interest in a rail yard, and

•	two aggregates production facilities.

Note 15 Goodwill
There were no changes in the carrying amount of goodwill by reportable segment from December 31, 2009 to September 30, 2010 as summarized below (in thousands of dollars):
Goodwill

	Aggregates	Concrete	Asphalt mix	Cement	Total
Gross carrying amount
Total as of December 31, 2009	$3,002,346	$0	$91,633	$252,664	$3,346,643

Goodwill of acquired businesses	0	0	0	0	0

Total as of September 30, 2010	$3,002,346	$0	$91,633	$252,664	$3,346,643

Accumulated impairment losses
Total as of December 31, 2009	$0	$0	$0	$(252,664)	$(252,664)

Goodwill impairment loss	0	0	0	0	0

Total as of September 30, 2010	$0	$0	$0	$(252,664)	$(252,664)

Goodwill, net of accumulated impairment losses
Total as of December 31, 2009	$3,002,346	$0	$91,633	$0	$3,093,979

Total as of September 30, 2010	$3,002,346	$0	$91,633	$0	$3,093,979

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
Note 17 Segment Reporting – Continuing Operations
We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Historically, we combined our Asphalt mix and Concrete operating segments into one reporting segment as the products are similar in nature and the businesses exhibited similar economic characteristics, production processes, types and classes of customer, methods of distribution and regulatory environments. We routinely received inquiries from our investors specific to these individual operating segments. In an effort to provide more meaningful information to the public, these two segments are now reported separately. We have recast our 2009 data to reflect this change in reportable segments to conform to the current period’s presentation.
The majority of our activities are domestic. We sell a relatively small amount of aggregates outside the United States. Transactions between our reportable segments are recorded at prices approximating market levels. Management reviews earnings from the product line reporting units principally at the gross profit level.

	Three Months Ended		Nine Months Ended
Segment Financial Disclosure	September 30		September 30
Amounts in millions	2010	2009	2010	2009
TOTAL REVENUES
Aggregates
Segment revenues	$514.3	$533.0	$1,369.5	$1,432.3
Intersegment sales	(44.8)	(48.1)	(119.2)	(128.0)

Net sales	469.5	484.9	1,250.3	1,304.3

Concrete
Segment revenues	105.1	119.3	293.0	348.7
Intersegment sales	0.0	0.0	0.0	(0.1)

Net sales	105.1	119.3	293.0	348.6

Asphalt mix
Segment revenues	115.8	123.9	282.3	306.0
Intersegment sales	0.0	0.0	0.0	0.0

Net sales	115.8	123.9	282.3	306.0

Cement
Segment revenues	20.3	19.8	61.2	56.4
Intersegment sales	(10.9)	(9.2)	(29.7)	(27.4)

Net sales	9.4	10.6	31.5	29.0

Total
Net sales	699.8	738.7	1,857.1	1,987.9
Delivery revenues	43.4	39.5	115.5	112.4

Total revenues	$743.2	$778.2	$1,972.6	$2,100.3

GROSS PROFIT
Aggregates	$125.2	$133.3	$262.5	$323.7
Concrete	(10.1)	(0.6)	(31.7)	(3.7)
Asphalt mix	13.4	21.3	21.8	59.2
Cement	(1.8)	0.5	(2.6)	(1.3)

Total gross profit	$126.7	$154.5	$250.0	$377.9

Depreciation, Depletion, Accretion and Amortization
Aggregates	$74.5	$78.1	$222.6	$235.1
Concrete	13.6	12.8	40.1	39.0
Asphalt mix	2.2	2.2	6.7	6.4
Cement	5.8	4.9	15.3	14.3
Corporate and other unallocated	1.6	1.2	4.5	3.4

Total depreciation, depletion, accretion and amortization	$97.7	$99.2	$289.2	$298.2

Note 18 Supplemental Cash Flow Information
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below (in thousands of dollars):

	Nine Months Ended
	September 30
	2010	2009
Cash payments (refunds)
Interest (exclusive of amount capitalized)	$101,917	$109,586
Income taxes	3,897	(9,706)

Noncash investing and financing activities
Accrued liabilities for purchases of property, plant & equipment	4,674	13,436
Note received from sale of business	0	1,450
Debt issued for purchases of property, plant & equipment	0	1,984
Stock issued for pension contribution (Note 9)	53,864	0
Proceeds receivable from issuance of common stock	0	1,712
Liabilities assumed in business acquisitions	150	0
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
Florida Antitrust Litigation — Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. The lawsuits were filed by several ready-mixed concrete producers and construction companies against a number of concrete and cement producers and importers in Florida. There are now two consolidated amended complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The other defendants include Cemex Corp., Prestige and Tarmac. The complaints allege various violations under the federal antitrust laws, including price fixing and market allocations. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we intend to defend the case vigorously.
IDOT/Joliet Road — In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. On May 18, 2010, we settled this lawsuit for $40 million and recognized the full settlement as a charge to operations in the second quarter of 2010. Under the terms of the settlement, we paid IDOT $20 million in May 2010 and are obligated to pay the final $20 million no later than 9 months from the date of settlement. We are taking appropriate actions, including participating in several arbitrations, to recover the settlement amount in excess of the self-insured retention of $2 million, as well as a portion of our defense costs from our insurers. While we believe this settlement is covered by insurance policies, the ultimate amount and timing of such recoveries, which will be recorded as income when realized, cannot be predicted with certainty.
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
Perchloroethylene cases
We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to any of these matters, which are listed below:
•	California Water Service Company — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al., now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. Discovery is ongoing.

•	City of Sunnyvale California — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Discovery is ongoing. A trial date of January 9, 2012 has been set.

•	Suffolk County Water Authority — On May 4, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the United States District Court for the Eastern District of New York. This case was subsequently dismissed and refiled in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its degradation products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages.

United States Virgin Islands — There are currently two cases:
•	Government of the United States; Department of Planning and Natural Resources; and Commissioner Robert Mathes, in his capacity as Trustee for the Natural Resources of the Territory of The United States Virgin Islands v. Vulcan Materials Company, et al. Plaintiff brought this action based on parens patriae doctrine for injury to quasi-sovereign interest on the island of St. Thomas (injuries to groundwater resources held in public trust). It is alleged that the island’s sole source of drinking water (the Tutu aquifer) is contaminated with perc. The primary source of perc contamination allegedly emanated from the former Laga facility (a textile manufacturing site). The perc defendants are alleged to have failed to adequately warn perc users of the dangers posed by the use and disposal of perc. It is also alleged that perc from O’Henry Dry Cleaners has contributed to the perc contamination in the Tutu aquifer. This case has been dismissed, but we anticipate it will be refiled in territorial court.

•	L’Henry, Inc., d/b/a O’Henry Cleaners and Cyril V. Francois, LLC v. Vulcan and Dow. Plaintiffs are the owners of a dry cleaning business on St. Thomas. It is alleged that perc from the dry cleaner contributed to the contamination of the Tutu Wells aquifer, and that Vulcan as a perc manufacturer failed to properly warn the dry cleaner of the proper disposal method for perc, resulting in unspecified damages to the dry cleaner. A trial date of April 4, 2011, has been set for this matter.
•	Addair — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. Discovery in this case is complete. However, pending the ruling of the Court on the class certification in this matter, the plaintiffs recently filed over 100 individual actions in various state courts in West Virginia. Since the individual cases were only recently filed, there has been no discovery conducted.

•	Santarsiero — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. The plaintiff alleges personal injury (kidney cancer) from exposure to perc. We were brought in as a third-party defendant by original defendant R.V. Davies. Discovery is ongoing.

•	R.R. Street Indemnity — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which we have now settled. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We are having ongoing discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.
It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. We believe the amounts accrued in our financial statements as of September 30, 2010 are sufficient to address claims and litigation for which a loss was determined to be probable and reasonably estimable. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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
There are practically no substitutes for quality aggregates. Because of barriers to entry created by zoning and permitting regulation and because of high transportation costs relative to the value of the product, the location of reserves is a critical factor to long-term success.
While aggregates is our primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and concrete, can be managed effectively in certain markets to generate acceptable financial returns. We produce and sell asphalt mix and ready-mixed concrete primarily in our mid-Atlantic, Florida, southwestern and western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. In all of these downstream businesses, we supply virtually all of the required aggregates from our own operations.
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

EXECUTIVE SUMMARY
Financial Highlights for Third Quarter 2010
•	Net earnings were $0.10 per diluted share and earnings from continuing operations were $10.6 million, or $0.08 per diluted share.

•	EBITDA was $149.8 million.

•	Aggregates shipments declined 2.6%, decreasing pretax earnings $7.0 million.

•	The average price for aggregates was in line with the prior year, with wide variations across markets.

•	Excluding energy costs, unit cost of sales for aggregates decreased 2%.

•	Unit cost for diesel fuel increased 17%, reducing pretax earnings $4.3 million.

•	Unit cost for liquid asphalt increased 14%, reducing pretax earnings $6.0 million.

•	Selling, administrative and general expenses were reduced by $2.0 million.
Despite the modest decline in third quarter aggregates shipments, we are encouraged by underlying shipping trends. Trailing twelve-month aggregates shipments have been increasing since February in spite of significantly lower volumes in the third quarter in Illinois due to a labor strike affecting our customers. In asphalt, trailing twelve-month shipments have been relatively stable for the last 4 months.
We continue to focus on controlling costs and managing production levels to meet current demand. During the last two years, we have reduced inventory levels of aggregates across our footprint. This action, while negatively affecting reported earnings, has improved cash flows and better positions us operationally for a recovery in demand. In the third quarter, aggregates production equaled sales volumes and, as a result, our unit cost of sales was in line with the prior year, notwithstanding the increase in energy costs. Going forward, we believe the cumulative effect of aggressively managing our inventory levels during the past two years has better positioned us to benefit from higher production levels.
Contract awards for highway construction in Vulcan-served states continue to out-pace other states. During the twelve months ending September 2010, total contract awards for highway construction in Vulcan-served states, including awards for federal, state and local projects, increased 7% from the prior year compared to 3% for other states. Through September 2010, the Federal Highway Administration reported that only 42% of the total stimulus funds obligated for highways in Vulcan’s 10 largest revenue states had been spent – which bodes well for increased construction activity from federal stimulus spending for the remainder of 2010 and 2011.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
Free cash flow and EBITDA are not defined by Generally Accepted Accounting Principles (GAAP); thus, they should not be considered as alternatives to net cash provided by operating activities or any other liquidity or earnings measure defined by GAAP. These metrics are presented for the convenience of investment professionals that use such metrics in their analysis and to provide our shareholders with an understanding of the metrics we use to assess performance and to monitor our cash and liquidity positions. These metrics are often used by the investment community as indicators of a company’s ability to incur and service debt. We use free cash flow, EBITDA and other such measures to assess the operating performance of our various business units and the consolidated company. We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2010	2009	2010	2009
Net cash provided by operating activities	$109.1	$185.4	$127.8	$354.8
Purchases of property, plant & equipment	(19.9)	(34.1)	(62.1)	(94.2)

Free cash flow	$89.2	$151.3	$65.7	$260.6

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2010	2009	2010	2009
Net cash provided by operating activities	$109.1	$185.4	$127.8	$354.8
Changes in operating assets and liabilities before initial effects of business acquisitions and dispositions	9.2	(87.7)	6.6	(51.8)
Other net operating items (providing) using cash	(7.3)	55.8	105.3	38.8
Earnings on discontinued operations, net of tax	(2.7)	(6.3)	(6.9)	(12.4)
Benefit from income taxes	(6.0)	(6.0)	(61.5)	(9.6)
Interest expense, net	47.5	43.5	134.5	130.0

EBITDA	$149.8	$184.7	$305.8	$449.8

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2010	2009	2010	2009
Net earnings (loss)	$13.2	$54.2	$(49.5)	$43.7
Benefit from income taxes	(6.0)	(6.0)	(61.5)	(9.6)
Interest expense, net	47.5	43.5	134.5	130.0
Earnings on discontinued operations, net of tax	(2.7)	(6.3)	(6.9)	(12.4)
Depreciation, depletion, accretion and amortization	97.8	99.3	289.2	298.1

EBITDA	$149.8	$184.7	$305.8	$449.8

RESULTS OF OPERATIONS
We include intersegment sales in our comparative analysis of segment revenue at the product line level. Net sales and cost of goods sold exclude intersegment sales and delivery revenues and costs. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.
CONSOLIDATED OPERATING RESULTS

	Three Months Ended		Nine Months Ended
	September 30		September 30
Amounts and shares in millions, except per share data	2010	2009	2010	2009
Net sales	$699.8	$738.7	$1,857.1	$1,987.9
Cost of goods sold	573.1	584.2	1,607.1	1,610.0

Gross profit	$126.7	$154.5	$250.0	$377.9

Operating earnings	$50.4	$82.7	$14.9	$147.1

Earnings (loss) from continuing operations before income taxes	$4.5	$41.9	$(117.9)	$21.6

Earnings (loss) from continuing operations	$10.6	$47.9	$(56.4)	$31.2
Earnings on discontinued operations, net of income taxes	2.6	6.3	6.9	12.5

Net earnings (loss)	$13.2	$54.2	$(49.5)	$43.7

Basic earnings (loss) per share
Continuing operations	$0.08	$0.38	$(0.44)	$0.27
Discontinued operations	0.02	0.05	0.05	0.10

Net earnings (loss) per share	$0.10	$0.43	$(0.39)	$0.37

Diluted earnings (loss) per share
Continuing operations	$0.08	$0.38	$(0.44)	$0.27
Discontinued operations	0.02	0.05	0.05	0.10

Net earnings (loss) per share	$0.10	$0.43	$(0.39)	$0.37

EBITDA	$149.8	$184.7	$305.8	$449.8

Third Quarter 2010 Compared to Third Quarter 2009
Third quarter net sales were $699.8 million, a 5% decline compared to the third quarter of 2009. Shipments were down in all major product lines with the exception of cement.
Net earnings were $13.2 million, or $0.10 per diluted share, in the third quarter of 2010 compared to $54.2 million, or $0.43 per diluted share, for the third quarter of 2009. Current-year third quarter net earnings per diluted share include $0.02 referable to discontinued operations compared to $0.05 in the third quarter of 2009. Items adversely affecting the current quarter’s results include a 17% increase in the unit cost of diesel fuel (reduced earnings $4.3 million) and a 14% increase in the unit cost for liquid asphalt (reduced earnings $6.0 million). Our effective tax rate from continuing operations was a benefit of 133.1% in the third quarter of 2010 compared to a 14.3% benefit in the third quarter of 2009.

Continuing Operations — Earnings from continuing operations before income taxes for the third quarter of 2010 versus the third quarter of 2009 is bridged below (in millions of dollars):

Third quarter 2009	$41.9

Lower aggregates earnings due to
Lower volumes	(7.0)
Lower selling prices	(0.9)
Higher costs	(0.2)
Lower concrete earnings	(9.5)
Lower asphalt mix earnings	(7.9)
Lower cement earnings	(2.3)
Lower selling, administrative and general expenses	2.0
Lower gain on sale of property, plant & equipment and businesses	(7.0)
All other	(4.6)

Third quarter 2010	$4.5

Gross profit for the Aggregates segment was $125.2 million in the third quarter of 2010 compared to $133.2 million in the third quarter of 2009. Aggregates shipments declined 2.6% from the prior year’s third quarter, accounting for most of the year-over-year decline in segment profit. An industry-wide strike during most of July by construction workers in Illinois affected our customers and accounted for the year-over-year decline in shipments. Otherwise, many Vulcan-served markets realized solid increases in shipments versus the prior year’s third quarter due primarily to stronger demand from public infrastructure projects and some improvement in single-family housing starts while other markets realized declines in shipments.
The average unit price for aggregates in the third quarter was in line with the prior year but pricing continues to reflect wide variations across Vulcan-served markets. Aggregates unit costs of sales were in line with the prior year’s third quarter despite higher energy costs.
Concrete segment gross profit declined $9.5 million from the prior year’s third quarter due principally to lower selling prices. The profit effect from lower cost of sales offset a 4% decrease in shipments of ready-mixed concrete.
Gross profit for the Asphalt mix segment was $7.9 million lower than the prior year due primarily to a 14% increase in the unit cost for liquid asphalt and lower selling prices. Selling prices for asphalt mix generally lag increasing liquid asphalt costs and were further held in check due to competitive pressures. Asphalt volumes decreased 3% from the prior year’s third quarter. Sequentially, unit material margins in the third quarter increased 10% from the second quarter due to lower unit costs.
Cement segment gross profit was a loss of $1.8 million in the third quarter due primarily to lower selling prices.
Selling, Administrative and General (SAG) expense in the third quarter was $77.6 million versus $79.6 million in the prior year’s third quarter. The year-over-year decline resulted mostly from lower employee-related expenses.
In the third quarter of 2010, we recorded a tax benefit from continuing operations of $6.0 million compared to $6.0 million in the third quarter of 2009. An adjustment to the current quarter’s income tax provision was required so that the year-to-date provision reflects the expected annual tax rate.
Earnings from continuing operations were $0.08 per diluted share compared to $0.38 per diluted share in the third quarter of 2009.

Discontinued Operations — Third quarter pretax earnings on discontinued operations were $4.4 million in 2010 and $10.5 million in 2009. These earnings primarily reflect settlements with and recoveries from insurers in a lawsuit involving perchloroethylene. The 2010 settlements/recoveries were offset in part by charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.
Year-to-Date September 30, 2010 Compared to Year-to-Date September 30, 2009
Net sales for the first nine months of 2010 were $1,857.1 million, a decrease of 7% compared to $1,987.9 million in the first nine months of 2009. Aggregates shipments declined 3%, reducing earnings $21.3 million and higher aggregates cost further reduced earnings $29.6 million.
Results for the first nine months of 2010 were a net loss of ($49.5) million or ($0.39) per diluted share compared to earnings of $43.7 million, or $0.37 per diluted share, for the first nine months of 2009. Current year results include a pretax charge of $41.5 million, or ($0.21) per diluted share, referable to the settlement and associated legal fees of a lawsuit in Illinois (IDOT/Joliet Road as noted in Note 19 to the condensed consolidated financial statements), charges of $2.8 million associated with the second quarter flooding in the Nashville Tennessee area, a pretax gain of $39.5 million, or $0.16 per diluted share, referable to the first quarter sale of three non-strategic aggregates facilities located in rural Virginia and net losses of ($21.2) million and ($20.2) million referable to higher costs for liquid asphalt and diesel fuel, respectively.
Continuing Operations — Loss from continuing operations before income taxes for year-to-date September 30, 2010 versus year-to-date September 30, 2009 is bridged below (in millions of dollars):

Year-to-date September 30, 2009	$21.6

Lower aggregates earnings due to
Lower volumes	(21.3)
Lower selling prices	(10.3)
Higher costs	(29.6)
Lower concrete earnings	(28.1)
Lower asphalt mix earnings	(37.5)
Lower cement earnings	(1.2)
Higher selling, administrative and general expenses [1]	(7.3)
Higher gain on sale of property, plant & equipment and businesses	39.6
IDOT settlement, including related legal fees	(41.5)
All other	(2.3)

Year-to-date September 30, 2010	$(117.9)

[1]	Excludes $1.5 million of legal expenses charged to selling, administrative and general expenses noted within the IDOT settlement line.
Gross profit for the Aggregates segment was $262.5 million year-to-date September 30, 2010 compared to $323.7 million year-to-date September 30, 2009. As shown in the bridge above, this $61.2 million decline was due to higher costs (a 34% increase in the unit cost for diesel fuel and charges of $2.8 million associated with the aforementioned flooding in the Nashville, Tennessee area), lower volumes (shipments down 3%) and lower selling prices (average sales price down 1%).
Concrete segment gross profit was a loss of ($31.7) million for the first nine months of 2010 compared to a loss of ($3.7) million for the comparable 2009 period. Shipments of ready-mixed concrete declined 7% and overall pricing declined 11%.

Asphalt mix segment gross profit of $21.8 million for the first nine months of 2010 was $37.5 million or 63% below the comparable 2009 level. This shortfall resulted from higher liquid asphalt costs of $21.2 million, a 3% decline in volume and a 6% decline in pricing.
Cement segment gross profit was a loss of ($2.6) million compared to a loss of ($1.3) million for the first nine months of 2009.
SAG expense increased $8.8 million, or 4%, from the prior year’s first nine months. The year-over-year increase was due to a $9.2 million noncash charge for the fair market value of donated real estate and $1.5 million of legal expenses related to the IDOT lawsuit in Illinois.
Gain on sale of property, plant & equipment and businesses was $50.2 million in the first nine months of 2010, an increase of $39.6 million from the prior year. The difference between the fair value of the above mentioned donated real estate and the carrying value, which was $8.4 million, was recorded as a gain on sale of property, plant & equipment. Additionally, during the first quarter we sold three non-strategic aggregates facilities in rural Virginia for a pretax gain of $39.5 million, or $0.15 per diluted share.
During the first nine months of 2010, we recognized a tax benefit from continuing operations of $61.5 million as compared to $9.6 million during the same period of 2009. The increase in our tax benefit, after recording the effect of that pretax loss at the statutory rate, resulted largely from an increase in the expected state income tax benefit.
Results from continuing operations were a loss of $0.44 per diluted share compared to earnings of $0.27 per diluted share in the first nine months of 2009.
Discontinued Operations — Year-to-date September pretax earnings on discontinued operations were $11.5 million in 2010 and $20.7 million in 2009. The 2010 pretax earnings include pretax gains totaling $13.9 million related to the 5CP earn-out and a recovery from an insurer in a lawsuit involving perchloroethylene compared to pretax gains totaling $24.1 million in 2009. Excluding these gains, the 2010 and 2009 year-to-date September pretax earnings primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

CASH AND LIQUIDITY
Our primary source of liquidity is cash provided by our operating activities. Our additional financial resources include unused bank lines of credit and access to the capital markets. We believe these financial resources are sufficient to fund our future business requirements, including debt service obligations, cash contractual obligations, capital expenditures, dividend payments and potential future acquisitions.
We operate a centralized cash management system using zero-balance disbursement accounts; therefore, our operating cash balance requirements are minimal. When cash on hand is not sufficient to fund daily working capital requirements, we issue commercial paper or draw down on our bank lines of credit. Following Moody’s downgrade of our short-term credit rating in August 2010 (as described below), our access to the commercial paper market continued with minimal change in our borrowing rate. The weighted-average interest rate, including commissions paid to commercial paper broker dealers, was 0.61% during the nine months ended September 30, 2010.
Current maturities and short-term borrowings
As of September 30, 2010, current maturities of long-term debt are $325.2 million, of which $325.0 million are due as follows (in millions of dollars):

September 30
2010
Current maturities due
Fourth quarter 2010	$325.0
First quarter 2011	0.0
Second quarter 2011	0.0
Third quarter 2011	0.0
There are various maturity dates for the remaining $0.2 million of current maturities. We expect to retire this debt using proceeds from the $450.0 million term loan established in July 2010 and by issuing commercial paper or drawing on our lines of credit.
Short-term borrowings consisted of the following (in millions of dollars):

	September 30	December 31	September 30
	2010	2009	2009
Short-term borrowings
Commercial paper	$0.0	$236.5	$286.4

Total short-term borrowings	$0.0	$236.5	$286.4

Commercial paper
Maturity	n/a	42 days	1 to 63 days
Weighted-average interest rate	n/a	0.39%	0.42%
Our outstanding bank credit facility, which provides $1.5 billion of liquidity, expires November 16, 2012. Borrowings under this credit facility, which are classified as short-term, bear an interest rate based on London Interbank Offer Rate (LIBOR) plus a credit spread. This credit spread was 30 basis points (0.30%) based on our long-term debt ratings at September 30, 2010. As of September 30, 2010 there were no borrowings under the $1.5 billion line of credit; however, $62.1 million was used to back outstanding letters of credit, resulting in available lines of credit of $1,437.9 million. This amount provides a sizable level of borrowing capacity that strengthens our financial flexibility. Not only does it enable us to fund working capital needs, it provides liquidity to fund large expenditures, such as long-term debt maturities, on a temporary basis without being forced to issue long-term debt at times that are disadvantageous. Interest rates referable to borrowings under these credit lines are determined at the time of borrowing based on current conditions in the LIBOR market. Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper.
     Short-term debt rating/outlook
•	Standard & Poor’s — A-3/stable (rating dated August 5, 2010; confirmed rating and changed outlook from negative to stable)

•	Moody’s — P-3/negative (rating dated August 12, 2010; lowered rating from P-2, outlook remained negative)
The interest rates we pay on commercial paper are based on market supply and demand for short-term debt securities.
Working capital
Working capital, current assets less current liabilities, is a common measure of liquidity used to assess a company’s ability to meet short-term obligations. Our working capital is calculated as follows (in millions of dollars):

	September 30	December 31	September 30
	2010	2009	2009
Working capital
Current assets	$932.1	$743.3	$885.5
Current liabilities	(671.3)	(856.7)	(675.8)

Working capital	$260.8	$(113.4)	$209.7

The increase in our working capital of $374.2 million over the nine month period ended September 30, 2010 was due to a decrease in current maturities of long-term debt and short-term borrowings of $296.6 million and an increase in cash and cash equivalents of $60.2 million. The decrease in current maturities of long-term debt and short-term borrowings is a result of the $450.0 million term loan which closed in July 2010. Proceeds from the term loan were used to pay outstanding commercial paper and current maturities of long-term debt. Increases in accounts and notes receivable of $136.9 million were partially offset by increases in trade payables, accruals and other liabilities of $111.1 million. The increases in accounts and notes receivable, trade payables, accruals and other liabilities reflect our seasonal increases in production and sales as evidenced by the 26% increase in net sales for the three months ended September 30, 2010 compared to the three months ended December 31, 2009.
The $51.1 million increase in our working capital over the twelve month period ended September 30, 2010 resulted primarily from an increase in cash and cash equivalents of $35.9 million.
Cash flows
Operating activities — Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Nine Months Ended
	September 30
in millions	2010	2009
Net earnings (loss)	$(49.5)	$43.7
Depreciation, depletion, accretion and amortization	289.2	298.2
Net gain on sale property, plant & equipment and businesses	(59.0)	(11.5)
Other operating cash flows, net	(52.9)	24.4

Net cash provided by operating activities	$127.8	$354.8

Net earnings before noncash deductions for depreciation, depletion, accretion and amortization were $239.7 million during the first nine months of 2010 as compared to $341.9 million during the same period in 2009. Cash received associated with gains on the sale of plant, property & equipment and businesses is presented as a component of investing activities and accounts for $47.5 million of the year-over-year decrease in operating cash flows. Other operating cash flows were negatively impacted by a $94.9 million comparative increase in accounts and notes receivable in the first nine months of 2010. While there was a significant year-over-year increase, accounts and notes receivable as a percentage of net sales was 22% for the first nine months of 2010 compared to 20% for the first nine months of 2009 and days sales outstanding has remained consistent year-over-year.
Investing activities — Net cash used for investing activities was $42.2 million in the first nine months of 2010, a reduction of $35.2 million as compared to the first nine months of 2009. This variance was generated in large part by a $34.9 million increase in proceeds from the sale of businesses. The sale of three non-strategic aggregates facilities located in rural Virginia during the first quarter of 2010 resulted in net proceeds of approximately $42.3 million and a $39.5 million pretax gain. Additionally, a critical evaluation of the strategic nature and timing of all capital projects led to a $32.1 million year-over-year reduction in purchases of property, plant & equipment. The favorable variances were partially offset by a decrease in the redemption of medium-term investments of $30.6 million.
Financing activities — Net cash used for financing activities totaled $25.4 million during the first nine months of 2010, compared to $241.1 million during the same period in 2009. We reduced our dividend per share beginning in the third quarter of 2009 from $0.49 per quarter to $0.25 per quarter, resulting in cash savings of $91.9 million in the current year. During the first nine months of 2010, total debt increased by $19.5 million compared to a decrease in total debt of $697.0 million during the same period in 2009. The 2009 debt reduction was funded in large part by proceeds from the issuance of common stock of $587.1 million.
CAPITAL STRUCTURE AND RESOURCES
In order to maximize shareholder wealth, as well as to attract equity and fixed income investors, we actively manage our capital structure and resources consistent with the policies, guidelines and objectives listed below.
•	Maintain credit ratings that allow access to the credit markets on favorable terms

•	Maintain debt to total capital ratio within what we believe to be a prudent and generally acceptable range of 35% to 40%

•	Pay out a reasonable share of net cash provided by operating activities as dividends
We pursue attractive investment opportunities and fund acquisitions using internally generated cash or by issuing debt or equity securities.

Long-term debt
The calculations of our total debt as a percentage of total capital and the weighted-average stated interest rates on our long-term debt are summarized below (amounts in millions, except percentages):

	September 30	December 31	September 30
	2010	2009	2009
Debt
Current maturities of long-term debt	$325.2	$385.4	$60.4
Short-term borrowings	0.0	236.5	286.4
Long-term debt	2,432.5	2,116.1	2,506.2

Total debt	$2,757.7	$2,738.0	$2,853.0

Capital
Total debt	$2,757.7	$2,738.0	$2,853.0
Shareholders’ equity	4,038.9	4,052.0	4,085.5

Total capital	$6,796.6	$6,790.0	$6,938.5

Total debt as a percentage of total capital	40.6%	40.3%	41.1%

Long-term debt — weighted-average interest rate	7.02%	7.69%	7.24%

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. Our bank credit facilities (term loan and unsecured bank lines of credit) contain a covenant that our percentage of consolidated debt to total capitalization (total debt as a percentage of total capital) may not exceed 65%. In the future, our total debt as a percentage of total capital will depend upon specific investment opportunities and financing decisions. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.
     Long-term debt ratings/outlook
•	Standard & Poor’s — BBB-/stable (rating dated August 5, 2010; lowered rating from BBB and changed outlook to stable from negative)

•	Moody’s — Baa3/negative (rating dated August 12, 2010; lowered rating from Baa2, outlook remained negative)
Equity
Common stock activity is summarized below (in thousands of shares):

	September 30	December 31	September 30
	2010	2009	2009
Common stock shares at beginning of year issued and outstanding	125,912	110,270	110,270

Common stock issuances
Public offering	0	13,225	13,225
Acquisitions	0	789	789
Pension plan contribution	1,190	0	0
401(k) savings and retirement plan	882	1,135	778
Share-based compensation plans	407	493	339

Common stock shares at end of period issued and outstanding	128,391	125,912	125,401

In March 2010, we issued 1.2 million shares of common stock (par value of $1 per share) to our qualified pension plan as explained in Notes 9 and 10 to the condensed consolidated financial statements. This transaction increased shareholders’ equity by $53.9 million (common stock $1.2 million and capital in excess of par $52.7 million.)

During the second quarter of 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13.2 million shares for net proceeds of $520.0 million.
Additionally, during the second quarter of 2009, we issued 0.8 million shares of common stock in connection with business acquisitions resulting in net cash proceeds of $33.9 million.
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The cash proceeds from the issuances noted in the table above were as follows: nine months ended September 30, 2010 — $41.7 million, full year 2009 — $52.7 million and nine months ended September 30, 2009 — $34.9 million. This arrangement provides a means of improving cash flow, increasing shareholders’ equity and reducing leverage.
There were no shares held in treasury as of September 30, 2010, December 31, 2009 and September 30, 2009. The number of shares remaining under the current purchase authorization of the Board of Directors was 3,411,416 as of September 30, 2010.
Cash Contractual Obligations
Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.
Cash requirements for income taxes for the year 2010 are currently estimated to be a net refund of $30.1 million.
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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2010.
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
In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. At September 30, 2010, we have accumulated losses in Other Comprehensive Income (OCI) of $3.0 million (included in other current liabilities) equal to the fair value of this swap. A decline in interest rates of 0.75 percentage point would increase the fair market value of our liability by less than $0.1 million.
At September 30, 2010, the estimated fair market value of our long-term debt instruments including current maturities was $3,015.0 million compared to a book value of $2,757.8 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair market value of our liability by approximately $150.5 million.
At September 30, 2010, we have $450.0 million outstanding under our 5-year syndicated term loan established in July 2010. These borrowings bear interest at variable rates, principally LIBOR plus a spread based on our long-term credit rating. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.
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
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d — 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We are in the process of replacing our legacy information technology systems. We completed the fourth phase of this multi-year project during the third quarter of 2010. The new information technology systems were a source for some information presented in this Quarterly Report on Form 10-Q. We are continuing to work toward the full implementation of the new information technology systems and expect to complete that process in 2011.
No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the third quarter of 2010.

PART II OTHER INFORMATION

Item 1	Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. See Note 19 to the condensed consolidated financial statements for a discussion of certain recent developments concerning our legal proceedings.

Item 1A	Risk Factors
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2009.

Item 5	Other Information
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. Section 1503 of the Dodd-Frank Act requires companies that are “operators” (as such term is defined in the Federal Mine Safety and Health Act of 1977 (the Mine Act)) to disclose certain mine safety information in each periodic report to the Commission. This information is related to the enforcement of the Mine Act by the Mine Safety and Health Administration (MSHA). The following disclosures are made pursuant to Section 1503.
The table below (dollars in thousands) sets forth, by mine, the total number of citations and/or orders issued during the period covered by this report to us by MSHA under the indicated provisions of the Mine Act, together with the total dollar value of proposed assessments, if any, from MSHA, received during the three months ended September 30, 2010. Of our 236 active MSHA-regulated facilities, we received 108 federal mine safety inspections at 99 operations during the reporting period. Sixty-nine of our inspected operations did not receive any reportable citations or orders.

							Total Dollar		Received
							Value of		Written
				Mine Act			Proposed	Total	Notice
		Total		§ 104(d)			MSHA	Number	under
		Number	Mine Act	Citations	Mine Act	Mine Act	Assessments	of Mining	Mine Act
	Number of	of S&S	§ 104(b)	and	§ 110(b)(2)	§ 107(a)	(dollars in	Related	§ 104(e)
Name of Operation	Inspections	Citations	Orders	Orders	Violations	Orders	thousands)	Fatalities	(yes/no)
1604 Stone, TX	1	2	0	0	0	0	0.0	0	no
Bartlett, IL	1	1	0	0	0	0	0.0	0	no
Benton County, TN	1	2	0	0	0	0	0.5	0	no
Black Rock, AR	1	3	0	0	0	0	0.0	0	no
Blairsville, GA	1	1	0	0	0	0	0.2	0	no
Central, KY	2	1	0	0	0	0	0.2	0	no
Chattanooga, TN	1	3	0	0	0	0	5.8	0	no
Cherokee, AL	1	1	0	0	0	0	0.0	0	no
Clarksville, TN	1	1	0	0	0	0	0.2	0	no
Danley, TN	1	2	0	0	0	0	0.3	0	no
Dixie Lee, TN	2	1	0	0	0	0	0.2	0	no
Ellijay, GA	2	1	0	0	0	0	0.0	0	no
Franklin, TN	1	1	0	0	0	0	1.6	0	no
Griffin, GA	1	1	0	0	0	0	0.2	0	no
Hanover, PA	1	1	0	0	0	0	0.0	0	no
Harrison County, IN	1	1	0	0	0	0	0.2	0	no
Helena, AL	1	3	0	1	0	0	0.9	0	no
Hermitage, TN	1	1	0	0	0	0	0.0	0	no
Jack, VA	1	1	0	0	0	0	0.7	0	no
Marana S&G, AZ	1	1	0	0	0	0	0.3	0	no
Miami, FL	1	3	0	0	0	0	0.0	0	no
Racine, WI	1	3	0	0	0	0	1.5	0	no
Sanders, VA	2	1	0	3	0	0	0.7	0	no
Santo Domingo S&G, NM	1	1	0	0	0	0	0.9	0	no
Simonton S&G, TX	1	1	0	0	0	0	0.6	0	no
South Russellville, AL	1	1	0	0	0	0	0.6	0	no
Stockbridge, GA	1	1	0	0	0	0	0.3	0	no
Tampa Cement, FL	2	1	0	0	0	0	0.2	0	no
Tehuacana, TX	1	2	0	0	0	0	0.2	0	no
TSB Cement, FL	2	2	0	0	0	0	0.0	0	no
69 other operations	72	0	0	0	0	0	0.0	0	no

Total	108	45	0	4	0	0	16.5	0

The total dollar value of proposed assessments received during the three months ended September 30, 2010 for all other citations, as well as proposed assessments received during the reporting period for citations previously issued, is $10,500.

We currently have 174 legal actions pending before the Federal Mine Safety and Health Review Committee during the three months ended September 30, 2010. We initiated each of these actions in order to contest the appropriateness of citations issued.

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

VULCAN MATERIALS COMPANY
/s/ Ejaz A. Khan
Ejaz A. Khan
Date November 3, 2010	Vice President, Controller and Chief Information Officer

/s/ Daniel F. Sansone
Daniel F. Sansone
Date November 3, 2010	Senior Vice President, Chief Financial Officer