Form 10-K
period 2010-12-31
Vulcan Materials CO
filed 2011-02-28
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  No  X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer, ‘” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No  X

Aggregate market value of voting stock held by non-affiliates as of June 30, 2010:	$5,602,210,475
Number of shares of common stock, $1.00 par value, outstanding as of February 21, 2011:	129,057,358

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 13, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2010

CONTENTS

PART	ITEM		PAGE

I	1	Business	2
	1A	Risk Factors	14
	1B	Unresolved Staff Comments	18
	2	Properties	18
	3	Legal Proceedings	21
	4	Removed and Reserved	22

II	5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
	6	Selected Financial Data	24
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	7A	Quantitative and Qualitative Disclosures about Market Risk	50
	8	Financial Statements and Supplementary Data	51
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	104
	9A	Controls and Procedures	104
	9B	Other Information	106

III	10	Directors, Executive Officers and Corporate Governance	107
	11	Executive Compensation	107
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	107
	13	Certain Relationships and Related Transactions, and Director Independence	107
	14	Principal Accountant Fees and Services	107

IV	15	Exhibits and Financial Statement Schedules	108

	—	Signatures	110
EX-21
EX-23
EX-24
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

Table of Contents	i

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain of the matters and statements made herein or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as “anticipate,” “may,” “believe,” “estimate,” “project,” “expect,” “intend” and words of similar import. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:

▪	general economic and business conditions;

▪	the timing and amount of federal, state and local funding for infrastructure;

▪	the lack of a multi-year federal highway funding bill with an automatic funding mechanism;

▪	the reluctance of state departments of transportation to undertake federal highway projects without a reliable method of federal funding;

▪	the impact of the global economic recession on our business and financial condition and access to capital markets;

▪	changes in the level of spending for residential and private nonresidential construction;

▪	the highly competitive nature of the construction materials industry;

▪	the impact of future regulatory or legislative actions;

▪	the outcome of pending legal proceedings;

▪	pricing of our products;

▪	weather and other natural phenomena;

▪	energy costs;

▪	costs of hydrocarbon-based raw materials;

▪	healthcare costs;

▪	the amount of long-term debt and interest expense we incur;

▪	changes in interest rates;

▪	the negative watch on our debt rating and our increased cost of capital in the event that our debt rating is lowered below investment grade;

▪	volatility in pension plan asset values which may require cash contributions to our pension plans;

▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses;

▪	our ability to secure and permit aggregates reserves in strategically located areas;

▪	our ability to manage and successfully integrate acquisitions;

▪	the potential impact of future legislation or regulations relating to climate change, greenhouse gas emissions or the definition of minerals;

▪	the risks set forth in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 “Other Commitments and Contingencies” to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data ,” all as set forth in this report; and

Part I	1

▪	other assumptions, risks and uncertainties detailed from time to time in our filings made with the Securities and Exchange Commission.

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

ITEM 1

BUSINESS

SUMMARY

Vulcan Materials Company is a New Jersey corporation and the nation’s largest producer of construction aggregates: primarily crushed stone, sand, and gravel. We have 319 aggregates facilities. We also are a major producer of asphalt mix and ready-mixed concrete as well as a leading producer of cement in Florida.

STRATEGY FOR EXISTING AND NEW MARKETS

▪	Our reserves are strategically located throughout the United States in high growth areas that will require large amounts of aggregates to meet construction demand. Vulcan-served states are estimated to have 78% of the total growth in the U.S. population and 75% of the growth in U.S. household formations to 2020. Our top ten revenue producing states in 2010 were California, Virginia, Florida, Texas, Tennessee, Georgia, Illinois, North Carolina, Alabama and South Carolina.

U.S. DEMOGRAPHIC GROWTH 2010 – 2020 BY STATE

	Population		Households		Employment
		Share of		Share of		Share of
Rank	State	Growth	State	Growth	State	Growth
1	Texas	15%	Florida	13%	Texas	14%
2	California	14%	Texas	13%	Florida	11%
3	Florida	13%	California	12%	California	9%
4	Georgia	7%	Arizona	6%	New York	5%
5	Arizona	6%	Georgia	6%	Georgia	5%
6	North Carolina	6%	North Carolina	5%	North Carolina	4%
7	Nevada	3%	Washington	3%	Arizona	4%
8	Virginia	3%	Virginia	3%	Virginia	3%
9	Washington	2%	Colorado	2%	Pennsylvania	3%
10	Colorado	2%	Nevada	2%	Washington	3%

Top 10 Subtotal		71%		65%		61%

Vulcan-served States		78%		75%		69%

Note: Vulcan-served states shown in bolded, blue text.
Source: Moody’s Analytics

▪	We have pursued a strategy of increasing our presence in metropolitan areas that are expected to grow most rapidly.

Part I	2

▪	We typically operate in locations close to our local markets because the cost of trucking materials long distances is prohibitive. Approximately 80% of our total aggregates shipments are delivered exclusively by truck, and another 13% are delivered by truck after reaching a sales yard by rail or water.

MAJOR ACQUISITIONS

DATE	ACQUISITION	MATERIALS	STATES
1999	CalMat Co.	Aggregates Asphalt Mix Ready-mixed concrete	Arizona California New Mexico

2000	Tarmac Companies	Aggregates	Maryland North Carolina Pennsylvania South Carolina Virginia

2007	Florida Rock Industries, Inc.	Aggregates Ready-mixed concrete Cement	Alabama Florida Georgia Maryland Virginia Washington, DC

▪	Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. In the last 20 years we have acquired over 276 aggregates operations, including many small bolt-on operations and several large acquisitions.

COMPETITORS

We operate in an industry that is very fragmented with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers account for approximately 30% to 35% of the total U.S. aggregates production. Despite being the industry leader, Vulcan’s total U.S. market share is less than 10%. Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

▪	Cemex S.A.B. de C.V.

▪	CRH, plc

▪	Heidelberg Cement AG

▪	Holcim, Ltd.

▪	Lafarge SA

▪	Martin Marietta Materials, Inc.

▪	MDU Resources Group, Inc.

Because the U.S. aggregates industry is highly fragmented, with approximately 5,000 companies managing more than 9,000 operations, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by entering new markets or enhancing their market positions by acquiring existing facilities.

Part I	3

BUSINESS STRATEGY

Vulcan provides the basic materials for the infrastructure needed to expand the U.S. economy. Our strategy is based on our strength in aggregates. Aggregates are used in all types of construction and in the production of asphalt mix and ready-mixed concrete. Our materials are used to build the roads, tunnels, bridges, railroads and airports that connect us, and to build the hospitals, churches, shopping centers, and factories that are essential to our lives and the economy. The following graphs illustrate the relationship of our four operating segments to sales.

AGGREGATES-LED VALUE CREATION — 2010 NET SALES

* Represents sales to external customers of our aggregates and our downstream products that use our aggregates.

Our business strategies include: 1) aggregates focus, 2) coast-to-coast footprint, 3) profitable growth, and 4) effective land management.

1. AGGREGATES FOCUS

Aggregates are used in virtually all types of public and private construction projects and practically no substitutes for quality aggregates exist. Our focus on aggregates allows us to

▪	BUILD AND HOLD SUBSTANTIAL RESERVES: The location of our reserves is critical to our long-term success because of barriers to entry created in some markets by zoning and permitting regulations and high transportation costs. Our reserves are strategically located throughout the United States in high-growth areas that will require large amounts of aggregates to meet future construction demand. Aggregates operations have flexible production capabilities and require no raw material other than our owned or leased aggregates reserves. Our downstream businesses (asphalt mix and concrete) predominantly use Vulcan-produced aggregates.

▪	TAKE ADVANTAGE OF BEING THE LARGEST PRODUCER: Each aggregates operation is unique because of its location within a local market with particular geological characteristics. Every operation, however, uses a similar group of assets to produce saleable aggregates and provide customer service. Vulcan is the largest aggregates company in the U.S., whether measured by production or by revenues. Our 319 aggregates facilities provide opportunities to standardize and procure equipment (fixed and mobile), parts, supplies and services in the most efficient and cost-effective manner possible both regionally and nationally. Additionally, we are able to share best practices across the organization and leverage our size for administrative support, customer service, accounts receivable and accounts payable, technical support and engineering.

▪	GENERATE STRONG CASH EARNINGS PER TON, EVEN IN A RECESSION: Our knowledgeable and experienced workforce and our flexible production capabilities have allowed us to manage costs aggressively during the current recession. As a result, our cash earnings for each ton of aggregates sold in 2010 was 26% higher than at the peak of demand in 2005.

Part I	4

2. COAST-TO-COAST FOOTPRINT

Demand for construction aggregates positively correlates with changes in population growth, household formation and employment. We have pursued a strategy to increase our presence in metropolitan areas that are expected to grow the most rapidly.

Source: Moody’s Analytics

Our top ten revenue-producing states are predicted to have 66% of the total growth in the U.S. population between now and 2020. Vulcan-served states are predicted to have 78% of the total growth in the U.S. population between now and 2020. Therefore, we have located reserves in those markets expected to have the greatest growth in population. Additionally, many of these reserves are located in areas where zoning and permitting laws have made opening new quarries increasingly difficult. Our diversified geographic locations help insulate Vulcan from variations in regional weather and economies.

3. PROFITABLE GROWTH

Our growth is a result of acquisitions, cost management and investment activities.

▪	STRATEGIC ACQUISITIONS: Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. For example, in 1999 we acquired CalMat Co., thereby expanding our aggregates operations into California, Arizona, and New Mexico and making us one of the nation’s leading producers of asphalt mix and ready-mixed concrete.

In 2007, we acquired Florida Rock Industries, Inc., the largest acquisition in our history. This acquisition

▪	expanded our aggregates business in Florida and other southeastern and mid-Atlantic states

▪	added an extensive ready-mixed concrete business in Florida, Maryland, Virginia and Washington D.C.

▪	added cement manufacturing and distribution facilities in Florida

In addition to these large acquisitions, we have completed many smaller acquisitions that have contributed significantly to our growth.

▪	TIGHTLY MANAGED COSTS: In a business where our aggregates sell, on average, for $10.13 per ton, we are accustomed to rigorous cost management throughout economic cycles. Small savings per ton add up to significant cost reductions. We are able to reduce or expand production and adjust employment levels to meet changing market demands without jeopardizing our ability to take advantage of future increased demand.

▪	REINVESTMENT OPPORTUNITIES WITH HIGH RETURNS: In the next decade, Moody’s Analytics projects that 78% of the U.S. population growth will occur in Vulcan-served states. The close proximity of our production facilities and our aggregates reserves to this projected population growth creates many opportunities to invest capital in high-return projects — projects that will add reserves, increase production capacity and improve costs.

Part I	5

4. EFFECTIVE LAND MANAGEMENT

At Vulcan we believe that effective land management is both a business strategy and a social responsibility and that it contributes to our success. Good stewardship requires the careful use of existing resources as well as long-term planning because mining, ultimately, is an interim use of the land. Therefore, we strive to achieve a balance between the value we create through our mining activities and the value we create through effective post-mining land management. We continue to expand our thinking and focus our actions on wise decisions regarding the life cycle management of the land we currently hold and will hold in the future.

PRODUCT LINES

We have four reporting segments organized around our principal product lines

▪	aggregates

▪	concrete

▪	asphalt mix

▪	cement

1. AGGREGATES

A number of factors affect the U.S. aggregates industry and our business including markets, reserves and demand cycles.

▪	LOCAL MARKETS: Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available high quality aggregates. We serve these markets from inland quarries — shipping by barge and rail — and from our quarry on Mexico’s Yucatan Peninsula. We transport aggregates from Mexico to the U.S. principally on our three Panamax-class, self-unloading ships.

▪	DIVERSE MARKETS: Large quantities of aggregates are used in virtually all types of public- and private-sector construction projects such as highways, airports, water and sewer systems, industrial manufacturing facilities, residential and nonresidential buildings. Aggregates also are used widely as railroad track ballast.

▪	LOCATION AND QUALITY OF RESERVES: Vulcan currently has 14.7 billion tons of permitted and proven or probable aggregates reserves. The bulk of these reserves are located in areas where we expect greater than average rates of growth in population, jobs and households, which require new infrastructure, housing, offices, schools and other development. Such growth requires aggregates for construction. Zoning and permitting regulations in some markets have made it increasingly difficult for the aggregates industry to expand existing quarries or to develop new quarries. These restrictions could curtail expansion in certain areas, but they also could increase the value of our reserves at existing locations.

Part I	6

▪	DEMAND CYCLES: Long-term growth in demand for aggregates is largely driven by growth in population, jobs and households. While short- and medium-term demand for aggregates fluctuates with economic cycles, declines have historically been followed by strong recoveries, with each peak establishing a new historical high. In comparison to all other recent demand cycles, the current downturn has been unusually steep and long, making it difficult to predict the timing or strength of future recovery.

Highway construction is the most aggregates-intensive form of construction and residential construction is the least intensive (see table below). A dollar spent for highway construction is estimated to consume seven times the quantity of aggregates consumed by a dollar spent for residential construction. Other non-highway infrastructure markets like airports, sewer and waste disposal, or water supply plants and utilities also require large quantities of aggregates in their foundations and structures. These types of infrastructure-related construction can be four times more aggregates-intensive than residential construction. Generally, nonresidential buildings require two to three times as much aggregates per dollar of spending as a new home with most of the aggregates used in the foundations, building structure and parking lots.

U.S. AGGREGATES DEMAND BY END-MARKET

Source: internal estimates

In addition, the following factors influence the aggregates market:

▪	HIGHLY FRAGMENTED INDUSTRY: The U.S. aggregates industry is composed of approximately 5,000 companies that manage more than 9,000 operations. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.

▪	RELATIVELY STABLE DEMAND FROM THE PUBLIC SECTOR: Publicly funded construction activity has historically been more stable than privately funded construction. Public construction also has been less cyclical than private construction and requires more aggregates per dollar of construction spending. Private construction (primarily residential and nonresidential buildings) is typically more affected by general economic cycles than public construction. Publicly funded projects (particularly highways, roads and bridges) tend to receive more consistent levels of funding throughout economic cycles.

▪	LIMITED PRODUCT SUBSTITUTION: With few exceptions, there are no practical substitutes for quality aggregates. In urban locations, recycled concrete has limited applications as a lower-cost alternative to virgin aggregates. However, many types of construction projects cannot be served by recycled concrete but require the use of virgin aggregates to meet specifications and performance-based criteria for durability, strength and other qualities.

Part I	7

▪	WIDELY USED IN DOWNSTREAM PRODUCTS: In the production process, aggregates are processed for specific applications or uses. Two products that use aggregates are asphalt mix and ready-mixed concrete. By weight, aggregates comprise approximately 95% of asphalt mix and 78% of ready-mixed concrete.

▪	FLEXIBLE PRODUCTION CAPABILITIES: The production of aggregates is a mechanical process in which stone is crushed and, through a series of screens, separated into various sizes depending on how it will be used. Aggregates plants do not require high start-up costs and typically have lower fixed costs than continuous process manufacturing operations. Production capacity can be flexible by adjusting operating hours to meet changing market demand. For example, we reduced production during 2009 and 2010 in response to the economic downturn but retain the capacity to quickly increase production as economic conditions and demand improve.

▪	NO RAW MATERIAL INPUTS: Unlike typical industrial manufacturing industries, the aggregates industry does not require the input of raw material beyond owned or leased aggregates reserves. Stone, sand and gravel are naturally occurring resources. However, production does require the use of explosives, hydrocarbon fuels and electric power.

OUR MARKETS

We focus on the U.S. markets with the greatest expected population growth and where construction is expected to expand. Because transportation is a significant part of the delivered cost of aggregates, our facilities are typically located in the markets they serve or with access to economical transportation to their markets. We serve both the public and the private sectors.

PUBLIC SECTOR

Public sector construction includes spending by federal, state, and local governments for highways, bridges and airports as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2010, publicly funded construction accounted for 55% of our total aggregates shipments.

PUBLIC SECTOR FUNDING: Generally, public sector construction spending is more stable than private sector construction because public sector spending is less sensitive to interest rates and has historically been supported by multi-year legislation and programs. For example, the federal transportation bill is a principal source of federal funding for public infrastructure and transportation projects. For over two decades, projects have been funded through a series of multi-year bills. The long-term aspect of these bills is critical because it provides state departments of transportation with the ability to plan and execute long-term and complex highway projects. Federal highway spending is governed by multi-year authorization bills and annual budget appropriations using funds largely from the Federal Highway Trust Fund. This trust receives funding from taxes on gasoline and other levies. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. In 2010, approximately 30% of our aggregates sales by volume were used in highway construction projects.

CHANGES IN MULTI-YEAR FUNDING: The most recent federal transportation bill, known as SAFETEA-LU, expired on September 30, 2009. Congress has yet to pass a replacement bill. As a result, funds for highway construction are being provided by a series of authorized extensions with appropriations at fiscal year 2010 levels. This uncertainty in funding may lead some states to defer large multi-year projects until such time as there is greater certainty of funding.

NEED FOR PUBLIC INFRASTRUCTURE: A significant need exists for additional and ongoing investments in the nation’s infrastructure. In 2009, a report by the American Society of Civil Engineers (ASCE) gave our nation’s infrastructure an overall grade of “D” and estimated that an investment of $2.2 trillion over a five-year period is needed for improvements. While the needs are clear, the source of funding for infrastructure improvements is not. In its report, the ASCE suggests that all levels of government, owners and users need to renew their commitment to infrastructure investments in all categories and that all available financing options should be explored and debated.

Part I	8

FEDERAL STIMULUS IMPACT: The American Recovery and Reinvestment Act of 2009 (the Stimulus or ARRA) was signed into law on February 17, 2009 to create jobs and restore economic growth through, among other things, the modernization of America’s infrastructure and improving its energy resources. Included in the $787 billion of economic stimulus funding is $50 to $60 billion of heavy construction, including $27.5 billion for highways and bridges. This federal funding for highways and bridges, unlike typical federal funding programs for infrastructure, does not require states to provide matching funds. The nature of the projects that are being funded by ARRA generally will require considerable quantities of aggregates.

Publicly-funded construction activity increased in 2010 due mostly to the Stimulus. According to the Federal Highway Administration, approximately $7.1 billion or 43% of the total Stimulus funds apportioned for highways and bridges in Vulcan-served states remains to be spent. The pace of obligating, bidding, awarding and starting stimulus-related highway construction projects has varied widely across states. These state-by-state differences in awarding projects and spending patterns are due, in part, to the types of planned projects and to the proportion sub-allocated to metropolitan planning organizations where project planning and execution can be more complicated and time consuming.

Despite the failure of Congress to pass a fully-funded extension of SAFETEA-LU (the previous highway authorization that expired on September 30, 2009), total contract awards for federal, state and local highways in 2010 increased 2% from 2009. Moreover, contract awards for public highway projects in Vulcan-served states increased 5% from the prior year versus a 2% decline in other states. We are encouraged by the increased award activity and are optimistic that stimulus-related highway projects in Vulcan-served states will increase demand for our products in 2011.

PRIVATE SECTOR

The private sector market includes both nonresidential buildings and residential construction and is more cyclical than public construction. In 2010, privately-funded construction accounted for 45% of our total aggregates shipments.

NONRESIDENTIAL CONSTRUCTION: Private nonresidential construction includes a wide array of types of projects. Such projects generally are more aggregates intensive than residential construction, but less aggregates intensive than public construction. Overall demand in private nonresidential construction is generally driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The growth of the private workforce creates demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, churches and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply parts and assemblies. Construction activity in this end market is influenced by a firm’s ability to finance a project and the cost of such financing.

Consistent with past cycles of private sector construction, private nonresidential construction remained strong after residential construction peaked in 2006. However, in late 2007, contract awards for nonresidential buildings peaked. In 2008, contract awards in the U.S. declined 24% from the prior year and in 2009 fell sharply, declining 56% from 2008 levels. Contract awards for stores and office buildings were the weakest categories of nonresidential construction in 2009, declining more than 60% from the prior year. Employment growth, more attractive lending standards and general recovery in the economy will help drive growth in construction activity in this end market.

RESIDENTIAL CONSTRUCTION: The majority of residential construction is for single-family houses with the remainder consisting of multi-family construction (i.e., two family houses, apartment buildings and condominiums). Public housing comprises only a small portion of the housing demand. Household formations in Vulcan’s markets have grown faster than the U.S. as a whole in the last 10 years. During that time, household growth was 12% in our markets compared to 6% in the remainder of the U.S. Construction activity in this end market is influenced by the cost and availability of mortgage financing. Demand for our products generally occurs early in the infrastructure phase of residential construction and later as part of driveways or parking lots.

Part I	9

U.S. housing starts, as measured by McGraw-Hill data, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 600,000 units, well below prior historical lows of approximately 1 million units annually. However, in the summer of 2009, single-family housing starts began to stabilize as evidenced by the graph below. By the end of 2010, single-family starts exhibited some modest growth, breaking almost four consecutive years of decline.

PRIVATE CONSTRUCTION ACTIVITY COMPARISON
(Trailing Twelve Months Ending Dec. 2004 =100)

Source: McGraw-Hill

In 2010, total U.S. housing starts increased 4% from the prior year. While these results don’t necessarily indicate a sustained recovery in residential construction, the modest improvement in construction activity is encouraging. Lower home prices, attractive mortgage interest rates and fewer existing homes for sale provide some optimism for housing construction in 2011 and beyond.

ADDITIONAL AGGREGATES PRODUCTS AND MARKETS

We sell ballast to railroads for construction and maintenance of railroad track. We also sell riprap and jetty stone for erosion control along waterways. In addition, stone can be used as a feedstock for cement and lime plants and for making a variety of adhesives, fillers and extenders. Coal-burning power plants use limestone in scrubbers to reduce harmful emissions. Limestone that is crushed to a fine powder can be sold as agricultural lime.

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

Part I	10

We serve metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. A market often consists of a single metropolitan area or one or more counties where transportation from the producing location to the customer is by truck only. Approximately 80% of our total aggregates shipments are delivered exclusively by truck, and another 13% are delivered by truck after reaching a sales yard. Sales yards and other distribution facilities located on waterways and rail lines allow us to reach markets that do not have locally available sources of aggregates.

Zoning and permitting regulations in some markets have made it increasingly difficult to expand existing quarries or to develop new quarries. However, such regulations, while potentially curtailing expansion in certain areas, could also increase the value of our reserves at existing locations.

We sell a relatively small amount of construction aggregates outside of the United States, principally in the areas surrounding our large quarry on the Yucatan Peninsula in Mexico. Nondomestic sales and long-lived assets outside the United States are reported in Note 15 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

2. CONCRETE

We produce and sell ready-mixed concrete in Arizona, California, Florida, Georgia, Maryland, New Mexico, Texas and Virginia. Additionally, we produce and sell, in a limited number of these markets, other concrete products such as block and pre-cast beams. We also resell purchased building materials for use with ready-mixed concrete and concrete block.

This segment relies on our reserves of aggregates, functioning essentially as a customer to our aggregates operations. Aggregates are a major component in ready-mixed concrete, comprising approximately 78% by weight of this product. We meet the aggregates requirements of our Concrete segment almost wholly through our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material required.

We serve our Concrete segment customers from our local production facilities or by truck. Because ready-mixed concrete hardens rapidly, delivery typically is within close proximity to the producing facility.

Ready-mixed concrete production also requires cement. In the Florida market, cement requirements for ready-mixed concrete production are supplied substantially by our Cement segment. In other markets, we purchase cement from third-party suppliers. We do not anticipate any material difficulties in obtaining the raw materials necessary for this segment to operate.

3. ASPHALT MIX

We produce and sell asphalt mix in Arizona, California, New Mexico and Texas. This segment relies on our reserves of aggregates, functioning essentially as a customer to our aggregates operations. Aggregates are a major component in asphalt mix, comprising approximately 95% by weight of this product. We meet the aggregates requirements for our Asphalt mix segment almost wholly through our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material required.

Because asphalt mix hardens rapidly, delivery typically is within close proximity to the producing facility. The asphalt production process requires liquid asphalt, which we purchase entirely from third-party producers. We serve our Asphalt mix segment customers from our local production facilities or by truck.

4. CEMENT

Our Newberry, Florida cement plant produces Portland and masonry cement that we sell in both bulk and bags to the concrete products industry. Our Tampa, Florida facility can import and export cement and slag. Some of the imported cement is resold, and the balance of the cement is blended, bagged, or reprocessed into specialty cements that we then sell. The slag is ground and sold in blended or unblended form. Our Port Manatee, Florida facility can import cement clinker

Part I	11

that is ground into bulk cement and sold. Our Brooksville, Florida plant produces calcium products for the animal feed, paint, plastics and joint compound industries.

The Cement segment’s largest single customer is our own ready-mixed concrete operations within the Concrete segment.

During 2010, we began operating the newly expanded Newberry cement facility. This plant is supplied by limestone mined at the facility. These limestone reserves total 192.7 million tons.

Our Brooksville, Florida calcium facility is supplied with high quality calcium carbonate material mined at the Brooksville quarry. The calcium carbonate reserves at this quarry total 6.3 million tons.

OTHER BUSINESS RELATED ITEMS

SEASONALITY AND CYCLICAL NATURE OF OUR BUSINESS

Almost all our products are produced and consumed outdoors. Seasonal changes and other weather-related conditions can affect the production and sales volumes of our products. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the year. Normally, the highest sales and earnings are in the third quarter and the lowest are in the first quarter. Furthermore, our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, primarily in the private sector. The levels of construction spending are affected by changing interest rates and demographic and population fluctuations.

CUSTOMERS

No material part of our business is dependent upon any customers whose loss would have an adverse effect on our business. In 2010, our top five customers accounted for 4.3% of our total revenues (excluding internal sales), and no single customer accounted for more than 1.3% of our total revenues. Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, our business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

RESEARCH AND DEVELOPMENT COSTS

We conduct research and development and technical service activities at our Technical Service Center in Birmingham, Alabama. In general, these efforts are directed toward new and more efficient uses of our products and support customers in pursuing the most efficient use of our products. We spent $1.6 million in 2010 and $1.5 million in both 2009 and 2008 on research and development activities.

ENVIRONMENTAL COSTS AND GOVERNMENTAL REGULATION

Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including regulation of noise, water discharge, air quality, dust control, zoning and permitting. We estimate that capital expenditures for environmental control facilities in 2011 and 2012 will be approximately $8.4 million and $10.5 million, respectively.

Frequently, we are required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamation liabilities are recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we estimate the cost for a third party to perform the legally required reclamation, which is adjusted for inflation and risk and includes a reasonable profit margin.

Part I	12

All reclamation obligations are reviewed at least annually. Reclaimed quarries often have potential for use in commercial or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability.

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

OTHER INFORMATION REGARDING VULCAN

Vulcan is a New Jersey corporation incorporated on February 14, 2007, but its predecessor company was incorporated on September 27, 1956. Our principal sources of energy are electricity, diesel fuel, natural gas and coal. We do not anticipate any difficulty in obtaining sources of energy required for operation of any of our reporting segments (i.e., Aggregates, Concrete, Asphalt mix, and Cement).

As of January 1, 2011, we employed 7,749 people in the U.S. Of these employees, 795 are represented by labor unions. We also employ 245 union hourly employees in Mexico. We do not anticipate any significant issues with such unions in 2011.

We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding our business.

Part I	13

INVESTOR INFORMATION

We make available on our website, www.vulcanmaterials.com, free of charge, copies of our

▪	Annual Report on Form 10-K

▪	Quarterly Reports on Form 10-Q

▪	Current Reports on Form 8-K

We also provide amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov).

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

We have a

▪	Business Conduct Policy applicable to all employees and directors

▪	Code of Ethics for the CEO and Senior Financial Officers

Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.

Our Board of Directors has also adopted

▪	Corporate Governance Guidelines

▪	Charters for its Audit, Compensation and Governance Committees

These documents meet all applicable SEC and New York Stock Exchange regulatory requirements.

Each of these documents is available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

ITEM 1A

RISK FACTORS

An investment in our common stock involves risks. You should carefully consider the following risks, together with the information included in or incorporated by reference in this report, before deciding whether an investment in our common stock is suitable for you. If any of these risks actually occurs, our business, results of operations or financial condition could be materially and adversely affected. In such an event, the trading prices of our common stock could decline and you might lose all or part of your investment. The following is a list of our risk factors.

FINANCIAL/ACCOUNTING RISKS

We incurred additional debt to finance the Florida Rock merger which significantly increased our interest expense, financial leverage and debt service requirements — We incurred considerable short-term and long-term debt to finance the Florida Rock merger. This debt, which significantly increased our leverage, has been a significant factor resulting in downgrades in our credit ratings.

Our cash flow is reduced by payments of principal and interest on this debt. Our debt instruments contain various financial and contractual restrictions. If we fail to comply with any of these covenants, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. An event of default under our debt instruments

Part I	14

also could significantly affect our ability to obtain additional or alternative financing. Our debt ratings are currently under review for possible downgrade. If one or both rating agencies downgrade our ratings, it could further affect our ability to access financing.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors some of which are beyond our control.

Difficult and volatile conditions in the credit markets could affect our financial position, results of operations and cash flows — The current economic environment has negatively affected the U.S. economy and demand for our products. Commercial and residential construction may continue to decline if companies and consumers are unable to finance construction projects or if the economic slowdown continues to cause delays or cancellations of capital projects.

A slow economic recovery also may increase the likelihood we will not be able to collect on our accounts receivable from our customers. We have experienced payment delays from some of our customers during this economic downturn.

The credit environment could limit our ability to obtain additional financing or refinancing and, if available, it may not be at economically favorable terms. Interest rates on new issuances of long-term public debt in the market may increase due to higher credit spreads and risk premiums. There is no guarantee we will be able to access the capital markets at favorable interest rates, which could negatively affect our financial results.

We may need to obtain financing in order to fund certain strategic acquisitions, if they arise, or refinance our outstanding debt. We also are exposed to risks from tightening credit markets, especially in regard to access to debt and equity capital.

Our industry is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are highly sensitive to changes in volume — Due to the high levels of fixed capital required for extracting and producing construction aggregates, both our dollar profits and our percentage of net sales (margin) can be negatively affected by decreases in volume.

We use estimates in accounting for a number of significant items. Changes in our estimates could affect our future financial results — As discussed more fully in “Critical Accounting Policies” under Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we use significant judgment in accounting for

▪	goodwill and goodwill impairment

▪	impairment of long-lived assets excluding goodwill

▪	reclamation costs

▪	pension and other postretirement benefits

▪	environmental compliance

▪	claims and litigation including self-insurance

▪	income taxes

We believe we have sufficient experience and reasonable procedures to enable us to make appropriate assumptions and formulate reasonable estimates; however, these assumptions and estimates could change significantly in the future and could adversely affect our financial position, results of operations, or cash flows.

ECONOMIC/POLITICAL RISKS

Both commercial and residential construction are dependent upon the overall U.S. economy which has been recovering at a slow pace — Commercial and residential construction levels generally move with economic cycles. When the economy is strong, construction levels rise and when the economy is weak, construction levels fall. The overall U.S. economy has been adversely affected by this recession. Although most economists believe that the U.S. economy is now in recovery, the pace of recovery has been very slow. Since construction activity generally lags the recovery after down cycles, construction projects have not returned to their pre-recession levels.

Above average number of foreclosures, low housing starts and general weakness in the housing market continue to negatively affect demand for our products — In most of our markets, particularly Florida and California, sales volumes have been negatively impacted by foreclosures and a significant decline in residential construction. Our sales volumes and earnings

Part I	15

could continue to be depressed and negatively impacted by this segment of the market until the recovery in residential construction improves.

Lack of a multi-year federal highway bill and changes to the funding mechanism for highway funding could cause states to spend less on roads — The last multi-year federal transportation bill, known as SAFETEA-LU, expired on September 30, 2009. Since that time, funding for transportation projects, including highways, has been provided pursuant to a series of continuing resolutions and the HIRE Act. The current continuing resolution is set to expire on March 4, 2011. Additionally, in January 2011, the House passed a new rules package that repealed transportation law dating back to 1998, which protected annual funding levels from amendments that could reduce such funding. This rule change subjects funding for highways to yearly appropriation reviews. Both the lack of a multi-year bill and the change in the funding mechanism increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi-year highway projects which could, in turn, negatively affect our sales.

Changes in legal requirements and governmental policies concerning zoning, land use, environmental and other areas of the law impact our business — Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite our compliance efforts, we have an inherent risk of liability in the operation of our business, especially from an environmental standpoint. These potential liabilities could have an adverse impact on our operations and profitability. In addition, our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.

Climate change and climate change legislation or regulations may adversely impact our business — A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The Environmental Protection Agency (EPA) promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas emissions permitting rule, referred to as the “Tailoring Rule” which requires permitting of large emitters of greenhouse gases under the Federal Clean Air Act. We have determined that our Newbery cement plant is subject to both the reporting rule and the permitting rule, although the impacts of the permitting rule are uncertain at this time. The first required greenhouse gas emissions report for the Newberry cement plant will be submitted to the Federal EPA by March 31, 2011.

Other potential impacts of climate change include physical impacts such as disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, and potential impacts from sea level changes. There is also a potential for climate change legislation and regulation to adversely impact the cost of purchased energy and electricity.

The impacts of climate change on our operations and the company overall are highly uncertain and difficult to estimate. However, climate change and legislation and regulation concerning greenhouse gases could have a material adverse effect on our future financial position, results of operations or cash flows.

GROWTH AND COMPETITIVE RISKS

Within our local markets, we operate in a highly competitive industry — The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we also compete against large private and public companies, some of which are more vertically integrated than we are. Therefore, there is intense competition in a number of markets in which we operate. This significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our earnings and cash flows. In certain markets, vertically integrated competitors have acquired a portion of our asphalt mix and ready-mixed concrete customers and this trend may continue to accelerate.

Our long-term success depends upon securing and permitting aggregates reserves in strategically located areas — Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites and are served by truck. New quarry sites often take a number of years to develop,

Part I	16

therefore our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to secure operating and environmental permits to operate at those sites.

Our future growth depends in part on acquiring other businesses in our industry and successfully integrating them with our existing operations — The expansion of our business is dependent in part on the acquisition of existing businesses that own or control aggregates reserves. Disruptions in the availability of credit and financing could make it more difficult to capitalize on potential acquisitions. Additionally, with regard to the acquisitions we are able to complete, our future results will be dependent in part on our ability to successfully integrate these businesses with our existing operations.

PERSONNEL RISKS

Our future success greatly depends upon attracting and retaining qualified personnel, particularly in sales and operations — A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified personnel, particularly in the areas of sales and operations, is affected by changing demographics of the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.

The costs of providing pension and healthcare benefits to our employees have risen in recent years. Continuing increases in such costs could negatively affect our earnings — The costs of providing pension and healthcare benefits to our employees have increased substantially over the past several years. We have instituted measures to help slow the rate of increase. However, if these costs continue to rise, we could suffer an adverse effect on our financial position, results of operations or cash flows.

OTHER RISKS

Weather can materially affect our operating results — Almost all of our products are used in the public or private construction industry, and our production and distribution facilities are located outdoors. Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand because their work also can be hampered by weather. Therefore, our financial results can be negatively affected by inclement weather.

Our products are transported by truck, rail, barge or ship, primarily by third-party providers. Significant delays or increased costs affecting these transportation methods could materially affect our operations and earnings — Our products are distributed either by truck to local markets or by rail, barge or oceangoing vessel to remote markets. The costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Additionally, inclement weather, including hurricanes, tornadoes and other weather events, can negatively impact our distribution network.

We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential supply constraints and significant price fluctuation — In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could materially affect our operating results from period to period and rising costs could erode our profitability.

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

Part I	17

We are involved in certain environmental matters. We cannot predict the outcome of these contingencies with certainty — We are involved in environmental investigations and cleanups at sites where we operate or have operated in the past or sent materials for recycling or disposal, primarily in connection with our divested Chemicals and Metals businesses. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments related to these matters may affect our assessment and estimates of loss contingency, and could result in an adverse effect on our financial position, results of operations, or cash flows. For a description of our current significant environmental matters see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

AGGREGATES

As the largest U.S. producer of construction aggregates, we have operating facilities across the U.S. and in Mexico and the Bahamas. We principally serve markets in 21 states, the District of Columbia and the local markets surrounding our operations in Mexico and the Bahamas. Our primary focus is serving states and metropolitan markets in the U.S. that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates.

Part I	18

Our current estimate of 14.7 billion tons of proven and probable aggregates reserves reflects an increase of 0.5 billion tons from the estimate at the end of 2009. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.

Proven, or measured, reserves are those reserves for which the quantity is computed from dimensions revealed by drill data, together with other direct and measurable observations such as outcrops, trenches and quarry faces. The grade and quality of those reserves are computed from the results of detailed sampling, and the sampling and measurement data are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable, or indicated, reserves are those reserves for which quantity and grade and quality are computed partly from specific measurements and partly from projections based on reasonable, though not drilled, geologic evidence. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Reported proven and probable reserves include only quantities that are owned in fee or under lease, and for which all appropriate zoning and permitting have been obtained. Leases, zoning, permits, reclamation plans and other government or industry regulations often set limits on the areas, depths and lengths of time allowed for mining, stipulate setbacks and slopes that must be left in place, and designate which areas may be used for surface facilities, berms, and overburden or waste storage, among other requirements and restrictions. Our reserves estimates take into account these factors. Technical and economic factors also affect the estimates of reported reserves regardless of what might otherwise be considered proven or probable based on a geologic analysis. For example, excessive overburden or weathered rock, rock quality issues, excessive mining depths, groundwater issues, overlying wetlands, endangered species habitats, and rights of way or easements may effectively limit the quantity of reserves considered proven and probable. In addition, computations for reserves in-place are adjusted for estimates of unsaleable sizes and materials as well as pit and plant waste.

The 14.7 billion tons of estimated aggregates reserves reported at the end of 2010 include reserves at inactive and greenfield (undeveloped) sites. We reported proven and probable reserves of 14.2 billion tons at the end of 2009 using the same basis. The table below presents, by division, the tons of proven and probable aggregates reserves as of December 31, 2010 and the types of facilities operated.

	Reserves	Number of Aggregates Operating Facilities[1]
	(billions of tons)	Stone	Sand and Gravel	Sales Yards
By Division:
Florida Rock	0.5	5	11	8
Mideast	3.8	36	2	23
Midsouth	2.1	41	1	0
Midwest	2.0	17	4	4
Southeast	2.6	34	0	3
Southern and Gulf Coast	2.0	23	1	27
Southwest	0.8	13	1	12
Western	0.9	3	23	4

Total	14.7	172	43	81

[1]	In addition to the facilities included in the table above, we operate 23 recrushed concrete plants which are not dependent on reserves.

Of the 14.7 billion tons of aggregates reserves, 8.3 billion tons or 56% are located on owned land and 6.4 billion tons or 44% are located on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates, which range from 2011 to 2159. Most of our leases have renewal options to extend them well beyond their current terms at our discretion.

Part I	19

The following table lists our ten largest active aggregates facilities based on the total proven and probable reserves at the sites. None of the listed aggregates facilities other than Playa del Carmen contributes more than 5% to our net sales.

Location	Reserves
(nearest major metropolitan area)	(millions of tons)
Playa del Carmen (Cancun), Mexico	657.5
Hanover (Harrisburg), Pennsylvania	561.2
McCook (Chicago), Illinois	442.3
Dekalb (Chicago), Illinois	366.3
Gold Hill (Charlotte), North Carolina	294.2
Macon, Georgia	257.5
Rockingham (Charlotte), North Carolina	257.4
Cabarrus (Charlotte), North Carolina	217.7
1604 Stone (San Antonio), Texas	211.8
Grand Rivers (Paducah), Kentucky	175.3

ASPHALT MIX, CONCRETE AND CEMENT

We also operate a number of other facilities in several of our divisions:

	Asphalt mix	Concrete	Cement
Division	Facilities	Facilities[1]	Facilities[2]
Florida Rock	0	71	4
Northern Concrete	0	34	0
Southeast	0	6	0
Southwest	11	4	0
Western	26	16	0

[1]	Includes ready-mixed concrete, concrete block and other concrete products facilities.

[2]	Includes one cement manufacturing facility, two cement import terminals and a calcium plant.

The asphalt mix and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials. Our Cement segment operates two limestone quarries in Florida which provide our cement production facility with feedstock materials.

Reserves
Location	(millions of tons)
Newberry	192.7
Brooksville	6.3

HEADQUARTERS

Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2023, with three five-year renewal periods, and consists of approximately 184,125 square feet. The annual rental cost for the current term of the lease is $3.4 million.

Part I	20

ITEM 3

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

Part I	21

ITEM 4

REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions and ages, as of February 20, 2011, of our executive officers are as follows:

Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	62
Daniel F. Sansone	Executive Vice President and Chief Financial Officer	58
Danny R. Shepherd	Executive Vice President, Construction Materials	59
Robert A. Wason IV	Senior Vice President and General Counsel	59
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	53

The principal occupations of the executive officers during the past five years are set forth below:

Donald M. James was named Chief Executive Officer and Chairman of the Board of Directors in 1997.

Daniel F. Sansone was elected Executive Vice President and Chief Financial Officer effective as of February 1, 2011. Prior to that, he served as Senior Vice President and Chief Financial Officer from May 2005. Prior to May 2005, he served as President, Southern and Gulf Coast Division.

Danny R. Shepherd was elected Executive Vice President, Construction Materials effective as of February 1, 2011. From February 2007 through January 2011 he served as Senior Vice President, Construction Materials-East. Prior to that, he served as President, Southeast Division from May 2002 through January 2007.

Robert A. Wason IV was elected Senior Vice President and General Counsel in August 2008. Prior to that, he served as Senior Vice President, Corporate Development from December 1998.

Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed Chief Information Officer in February 2000.

Part I	22

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 7, 2011, the number of shareholders of record was 5,029. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2010 and 2009.

	Common Stock
	Prices		Dividends
	High	Low	Declared
2010
First quarter	$54.36	$41.80	$0.25
Second quarter	59.90	43.60	0.25
Third quarter	48.04	35.61	0.25
Fourth quarter	48.26	35.40	0.25

2009
First quarter	$71.26	$34.30	$0.49
Second quarter	53.94	39.65	0.49
Third quarter	62.00	39.14	0.25
Fourth quarter	54.37	44.70	0.25

Our policy is to pay out a reasonable share of net cash provided by operating activities as dividends, while maintaining debt ratios within what we believe to be prudent and generally acceptable limits. The future payment of dividends is within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, debt levels, growth projects, business opportunities and other factors which our Board of Directors deems relevant. We are not a party to any contracts or agreements that currently materially limit our ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not have any repurchases of stock during the fourth quarter of 2010. We did not have any unregistered sales of equity securities during the fourth quarter of 2010.

Part II	23

ITEM 6

SELECTED FINANCIAL DATA

The selected earnings data, per share data and balance sheet data for each of the five years ended December 31, 2010, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements in Item 8 “Financial Statements and Supplementary Data:”

Amounts in millions, except per share data
As of and for the years ended December 31	2010	2009	2008	2007	2006
Net sales	$2,405.9	$2,543.7	$3,453.1	$3,090.1	$3,041.1
Gross profit	$300.7	$446.0	$749.7	$950.9	$931.9
Earnings (loss) from continuing operations[1]	($102.5)	$18.6	$3.4	$463.1	$480.2
Earnings (loss) on discontinued operations, net of tax [2]	$6.0	$11.7	($2.4)	($12.2)	($10.0)
Net earnings (loss)	($96.5)	$30.3	$0.9	$450.9	$470.2
Basic earnings (loss) per share
Earnings from continuing operations	($0.80)	$0.16	$0.03	$4.77	$4.92
Discontinued operations	0.05	0.09	(0.02)	(0.12)	(0.10)

Basic net earnings (loss) per share	($0.75)	$0.25	$0.01	$4.65	$4.82

Diluted earnings (loss) per share
Earnings from continuing operations	($0.80)	$0.16	$0.03	$4.66	$4.81
Discontinued operations	0.05	0.09	(0.02)	(0.12)	(0.10)

Diluted net earnings (loss) per share	($0.75)	$0.25	$0.01	$4.54	$4.71

Total assets	$8,337.9	$8,524.9	$8,916.6	$8,936.4	$3,427.8
Long-term debt	$2,427.5	$2,116.1	$2,153.6	$1,529.8	$322.1
Shareholders’ equity	$3,965.0	$4,037.2	$3,553.8	$3,785.6	$2,036.9
Cash dividends declared per share	$1.00	$1.48	$1.96	$1.84	$1.48

[1]	Earnings from continuing operations during 2008 includes an after tax goodwill impairment charge of $227.6 million, or $2.05 per diluted share, for our Cement segment.

[2]	Discontinued operations include the results from operations attributable to our former Chemicals business.

Part II	24

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

KEY DRIVERS OF VALUE CREATION

*	Source: Moody’s Analytics

FINANCIAL SUMMARY FOR 2010

▪	Net earnings were a loss of $96.5 million or ($0.75) per diluted share

▪	EBITDA was $370.6 million compared to $548.4 million in 2009

▪	Pretax charges of $43.0 million related to the settlement of a lawsuit in Illinois and a $39.5 million pretax gain associated with the sale of non-strategic assets in rural Virginia

▪	Unit cost for diesel fuel and liquid asphalt increased 30% and 20%, respectively, reducing pretax earnings $51.3 million

▪	Freight-adjusted selling prices for aggregates declined 2% due principally to weakness in Florida and California

▪	Aggregates shipments declined 2% reflecting varied market demand conditions across our footprint

▪	Full year capital spending was $86.3 million compared with $109.7 million in 2009

STABILIZING MARKETS IN 2010

In 2010, the year-over-year decline in trailing twelve-month aggregates shipments slowed significantly from the prior three years. During the period from 2007 through 2009, aggregates shipments — adjusted to include major acquisitions and exclude divestitures — declined 11% in 2007, 21% in 2008 and 26% in 2009. In 2010, aggregates shipments declined only 2% from the prior year reflecting varied market demand conditions across our markets. Aggregates shipments in 2010 benefited from increased highway construction activity and some improvement in housing. New home construction declined to historically low levels in 2009. Then, after 43 consecutive months of year-over-year declines, single-family housing starts

Part II	25

began to improve in late 2009. By the end of 2010, full year single-family housing starts, as measured by McGraw-Hill Construction, had increased 2% from 2009 and multi-family housing starts increased 8%. Tight credit has contributed to a sharp decrease in construction of nonresidential buildings, particularly stores and offices. However, the rate of decline in private nonresidential construction began to slow late in 2010. Construction activity funded by the public sector, typically less affected in economic cycles, increased in 2010 due mostly to the American Recovery and Reinvestment Act of 2009 (ARRA). During the twelve months ended December 2010, total contract awards for highway construction in Vulcan-served states, including awards for federal, state and local projects, increased 5% from the prior year compared to a decrease of 2% for other states. The positive effects of ARRA spending in 2010 were somewhat offset by the failure of Congress to reauthorize the most recent multi-year federal transportation bill known as SAFETEA-LU, which expired on September 30, 2009. The federal transportation program was funded through a series of short-term extensions in late 2009 and early 2010. Passage of the Hiring Incentives to Restore Employment (HIRE) Act in March 2010 included authorized funding for transportation programs through December 31, 2010.

ARRA includes economic stimulus funding of $50 to $60 billion for heavy construction projects, including $27.5 billion for highways and bridges. Vulcan-served states were apportioned 55% more funds than other states; with California, Texas and Florida receiving 23% of the total for highways and bridges. The challenge of meeting ARRA deadlines to ensure use of federal funds, coupled with the uncertainty surrounding the regular federal highway bill, led many states to slow the pace of obligating new projects funded by regular federal funding for highways during the first nine months of fiscal year ended September 30, 2010. During the last three months of the fiscal year 2010, obligation of funds for projects was at record levels.

According to the Federal Highway Administration, approximately $7.1 billion or 43% of the total stimulus funds apportioned for highways and bridges in Vulcan-served states remains to be spent. The vast majority of this unspent amount, $5.4 billion, is located in Vulcan’s top 10 revenue producing states — California, Virginia, Florida, Texas, Tennessee, Georgia, Illinois, North Carolina, Alabama and South Carolina.

The pace of obligating, bidding, awarding and starting stimulus-related highway construction projects has varied widely across states. These state-by-state differences in awarding projects and spending patterns are due, in part, to the types of planned projects and to the proportion sub-allocated to metropolitan planning organizations where project planning and execution can be more complicated and time consuming.

We have worked diligently throughout this downturn to position our company for earnings growth when demand recovers. Improved stability in the economic factors that drive demand for our products will bring the strength of our fundamentals back into focus. Vulcan

▪	preserved reasonably stable aggregates pricing during the worst year of demand

▪	maintained productivity levels despite slightly lower sales volumes

▪	controlled selling, administrative and general expenses

As a result of these efforts, cash earnings for each ton of aggregates sold in 2010 was 26% higher than at the peak of demand in 2005.

Part II	26

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Generally Accepted Accounting Principles (GAAP) does not define “free cash flow” and “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).” Thus, they should not be considered as an alternative to net cash provided by operating activities or any other liquidity or earnings measure defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analysis, and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company’s ability to incur and service debt. We use free cash flow, EBITDA and other such measures to assess the operating performance of our various business units and the consolidated company. We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

FREE CASH FLOW

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

in millions	2010	2009	2008
Net cash provided by operating activities	$202.7	$453.0	$435.2
Purchases of property, plant & equipment	(86.3)	(109.7)	(353.2)

Free cash flow	$116.4	$343.3	$82.0

EBITDA AND ADJUSTED EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization. We adjusted EBITDA in 2008 to exclude the noncash charge for goodwill impairment.

in millions	2010	2009	2008
Net cash provided by operating activities	$202.7	$453.0	$435.2
Changes in operating assets and liabilities before initial effects of business acquisitions and dispositions	(20.0)	(90.3)	85.2
Other net operating items (providing) using cash	102.9	62.2	(130.4)
(Earnings) loss on discontinued operations, net of taxes	(6.0)	(11.7)	2.4
Provision (benefit) for income taxes	(89.7)	(37.8)	71.7
Interest expense, net	180.7	173.0	169.7

EBITDA	$370.6	$548.4	$633.8

Goodwill impairment	0.0	0.0	252.7

Adjusted EBITDA	$370.6	$548.4	$886.5

in millions	2010	2009	2008
Net earnings (loss)	($96.5)	$30.3	$0.9
Provision (benefit) for income taxes	(89.7)	(37.8)	71.7
Interest expense, net	180.7	173.0	169.7
(Earnings) loss on discontinued operations, net of taxes	(6.0)	(11.7)	2.4
Depreciation, depletion, accretion and amortization	382.1	394.6	389.1

EBITDA	$370.6	$548.4	$633.8

Goodwill impairment	0.0	0.0	252.7

Adjusted EBITDA	$370.6	$548.4	$886.5

Part II	27

RESULTS OF OPERATIONS

Intersegment sales are internal sales between any of our four operating segments:

1.  Aggregates

2.  Concrete

3.  Asphalt mix

4.  Cement

Intersegment sales consist of our Aggregates and Cement segments selling product to our Concrete segment and our Aggregates segment selling product to our Asphalt mix segment. We include intersegment sales in our comparative analysis of segment revenue at the product line level. These intersegment sales are made at local market prices for the particular grade and quality of material required. Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table shows net earnings in relationship to net sales, cost of goods sold, operating earnings and EBITDA.

CONSOLIDATED OPERATING RESULTS

Amounts in millions, except per share data
For the years ended December 31	2010	2009	2008
Net sales	$2,405.9	$2,543.7	$3,453.1
Cost of goods sold	2,105.2	2,097.7	2,703.4

Gross profit	$300.7	$446.0	$749.7

Operating earnings (loss)	($14.5)	$148.5	$249.1

Earnings (loss) from continuing operations before income taxes	($192.2)	($19.2)	$75.1

Earnings (loss) from continuing operations	($102.5)	$18.6	$3.4
Earnings (loss) on discontinued operations, net of income taxes	6.0	11.7	(2.5)

Net earnings (loss)	($96.5)	$30.3	$0.9

Basic earnings (loss) per share
Continuing operations	($0.80)	$0.16	$0.03
Discontinued operations	0.05	0.09	(0.02)

Basic net earnings (loss) per share	($0.75)	$0.25	$0.01

Diluted earnings (loss) per share
Continuing operations	($0.80)	$0.16	$0.03
Discontinued operations	0.05	0.09	(0.02)

Diluted net earnings (loss) per share	($0.75)	$0.25	$0.01

EBITDA (adjusted EBITDA in 2008)	$370.6	$548.4	$886.5

The length and depth of the decline in construction activity and aggregates demand during this economic downturn have been unprecedented. Our aggregates shipments in 2010 were just over half the level shipped in 2005 when demand peaked. We continued to manage our business to maximize cash generation. In 2010, we again reduced inventory levels of aggregates. While this action negatively affected reported earnings, it increased cash generation and better positions us to increase production and earnings as demand recovers. We also continued to reduce our overhead expenses. Cost associated with implementing some of these reductions increased selling, administrative and general expense in 2010; however, the benefits of these overhead reductions should be realized in 2011 and beyond.

Part II	28

The 2010 results include $43.0 million of pretax charges related to the settlement of a lawsuit with the Illinois Department of Transportation (IDOT), a $39.5 million pretax gain associated with the sale of non-strategic assets in rural Virginia and increased pretax costs of $51.4 million related to higher unit costs for diesel fuel and liquid asphalt. While we believed that the IDOT settlement was covered by insurance, we did not recognize its recovery as of December 31, 2010 due to uncertainty as to the amount and timing of a recovery. However, in February 2011 we completed the first of two arbitrations in which two of our three insurers participated. The arbitration panel awarded us a total of $25.5 million in payment of their share of the settlement amount and attorneys’ fees. This award will be recorded as income in the first quarter of 2011.

The 2008 results include a $252.7 million pretax goodwill impairment charge for our Cement segment. The 2008 results also include a $73.8 million pretax gain from the sale of mining operations divested as a condition for approval of the Florida Rock acquisition by the Department of Justice.

Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions
2008 earnings from continuing operations before income taxes	$75.1

Lower aggregates earnings due to
Lower volumes	(333.7)
Higher selling prices	48.3
Lower costs	21.1
Lower concrete earnings	(37.8)
Higher asphalt mix earnings	17.9
Lower cement earnings	(19.5)
Lower selling, administrative and general expenses[1]	21.0
2008 goodwill impairment — cement	252.7
Lower gain on sale of property, plant & equipment and businesses	(67.1)
All other	2.8

2009 earnings from continuing operations before income taxes	($19.2)

Lower aggregates earnings due to
Lower volumes	(20.6)
Lower selling prices	(25.1)
Higher costs	(27.4)
Lower concrete earnings	(30.5)
Lower asphalt mix earnings	(39.7)
Lower cement earnings	(2.0)
Higher selling, administrative and general expenses[1,2]	(2.9)
Higher gain on sale of property, plant & equipment and businesses	32.2
IDOT settlement, including related legal fees	(43.0)
Higher interest expense	(6.3)
All other	(7.7)

2010 earnings from continuing operations before income taxes	($192.2)

[1]	Includes expenses for property donations recorded at fair value for each comparative year, as follows: $9.2 million in 2010, $8.5 million in 2009 and $10.5 million in 2008.

[2]	Excludes $3.0 million of 2010 legal expenses charged to selling, administrative and general expenses which is noted in this table within the IDOT settlement line.

OPERATING RESULTS BY SEGMENT

We present our results of operations by segment at the gross profit level. We have four reporting segments organized around our principal product lines: 1) aggregates, 2) concrete, 3) asphalt mix and 4) cement. Management reviews earnings for the product line segments principally at the gross profit level.

Part II	29

1.	AGGREGATES

Our year-over-year aggregates shipments declined

▪	2% in 2010

▪	26% in 2009

▪	12% in 2008

To date, the economic recovery has not had a significant effect on some of our key end-markets or key regional markets. As a result, market conditions varied across our markets throughout the year. Aggregates shipments declined sharply in certain markets such as North Carolina, Florida and Georgia, while shipments increased modestly in other markets such as South Carolina, Tennessee and Texas.

Our year-over-year aggregates selling price

▪	declined 2% in 2010

▪	improved 3% in 2009

▪	improved 7% in 2008

Since 2006, our aggregates selling price has cumulatively increased 22%. The 2010 decline in aggregates selling price was due primarily to weakness in demand in Florida and California. In Florida, demand remained relatively weak throughout the year while demand for aggregates in California exhibited some modest growth in the fourth quarter versus 2009.

AGGREGATES REVENUES AND GROSS PROFITS

AGGREGATES UNIT SHIPMENTS	AGGREGATES SELLING PRICE

Customer and internal[1] tons, in millions	Freight-adjusted average sales price per ton[2]

We continued tight management of our controllable plant operating costs to match weak demand. The $73.1 million decline in gross profits resulted primarily from the 2% decreases in both freight-adjusted selling prices and shipments, as well as a

Part II	30

30% increase in the unit cost of diesel fuel. Excluding the earnings effect of higher diesel fuel costs, unit cost of sales for aggregates increased modestly from 2009.

2.	CONCRETE

Our year-over-year ready-mixed concrete shipments

▪	declined 5% in 2010

▪	declined 32% in 2009

▪	increased 150% in 2008

The 2008 year-over-year increase in ready-mixed concrete shipments resulted from the November 2007 acquisition of Florida Rock and the resulting full year of shipments in 2008 versus only two months in 2007.

The average selling price for ready-mixed concrete declined 10% in 2010 and accounted for the year-over-year decline in this segment’s gross profit. Raw material costs were lower than 2009 and more than offset the effects of a 5% decline in shipments.

CONCRETE REVENUES AND GROSS PROFITS

3.	ASPHALT MIX

Our year-over-year asphalt mix shipments declined

▪	3% in 2010

▪	22% in 2009

▪	9% in 2008

Asphalt mix segment earnings declined $39.7 million from 2009 due mostly to a 20% increase in the average unit cost for liquid asphalt. Higher liquid asphalt costs lowered segment earnings $27.1 million in 2010. The average selling price for asphalt mix declined 4% as selling prices for asphalt mix generally lag increasing liquid asphalt costs and were further held in check due to competitive pressures.

Part II	31

ASPHALT MIX REVENUES AND GROSS PROFITS

4.	CEMENT

The average unit selling price for cement decreased 17%, more than offsetting the earnings effect of a 32% increase in unit sales volumes. The increase in unit sales volumes was primarily attributable to an increase in intersegment sales.

CEMENT REVENUES AND GROSS PROFITS

SELLING, ADMINISTRATIVE AND
GENERAL EXPENSES

Additional costs associated with implementing some overhead expense reductions actually increased Selling, Administrative and General (SAG) expenses for 2010. However, the benefits of these overhead reductions should be realized in 2011 and beyond. On a comparable basis, SAG costs in 2010 were $4.1 million lower than 2009. Benefits related to our project to replace legacy IT systems began to be realized in 2010, reducing project costs for the year. We expect additional benefits from this project in 2011. The 2009 decline in SAG cost was due primarily to reductions in employee-related expenses which more than offset a year-over-year increase in project costs for the replacement of legacy IT systems.

Part II	32

SAG includes expenses for property donations recorded at fair value, as follows: $9.2 million in 2010, $8.5 million in 2009 and $10.5 million in 2008. The gains from these donations, which are equal to the excess of the fair value over the carrying value, are included in gain on sale of property, plant & equipment in the Consolidated Statements of Earnings and Comprehensive Income. Excluding the effect of these property donations, SAG expenses increased $5.2 million in 2010 and decreased $19.0 million in 2009.

Our year-over year total company employment levels declined

▪	4% in 2010

▪	11% in 2009

▪	14% in 2008

GOODWILL IMPAIRMENT

There were no charges for goodwill impairment in 2010 and 2009. During 2008, we recorded a $252.7 million pretax goodwill impairment charge related to our Cement segment, representing the entire balance of goodwill at this reporting unit. We acquired these operations as part of the Florida Rock transaction in November 2007. For additional details regarding this impairment, see the Goodwill and Goodwill Impairment Critical Accounting Policy.

GAIN ON SALE OF PROPERTY, PLANT &
EQUIPMENT AND BUSINESSES, NET

The 2010 gain includes a $39.5 million pretax gain associated with the sale of non-strategic assets in rural Virginia. The 2009 gain was primarily related to sales and donations of real estate, mostly in California. Included in the 2008 gains was a $73.8 million pretax gain for quarry sites divested as a condition for approval of the Florida Rock acquisition by the Department of Justice.

INTEREST EXPENSE

Excluding capitalized interest credits, gross interest expense for 2010 was $185.2 million compared to $186.0 million in 2009 and $187.1 million in 2008.

Part II	33

INCOME TAXES

Our income tax provision (benefit) for continuing operations for the years ended December 31 is shown below:

dollars in millions	2010	2009	2008
Earnings (loss) from continuing operations before income taxes	($192.2)	($19.2)	$75.1
Provision (benefit) for income taxes	(89.7)	(37.9)	71.7
Effective tax rate	46.6%	197.0%	95.5%

The $51.8 million increase in our 2010 benefit for income taxes is primarily related to the increased loss from continuing operations. The $109.6 million increase in our 2009 benefit for income taxes is primarily related to the 2009 loss from continuing operations, the nondeductible goodwill impairment charge taken in 2008 and the decrease in the state income tax provision offset in part by a decrease in the benefit for statutory depletion. A reconciliation of the federal statutory rate of 35% to our effective tax rates for 2010, 2009 and 2008 is presented in Note 9, “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

DISCONTINUED OPERATIONS

Pretax earnings (loss) from discontinued operations were

▪	$10.0 million in 2010

▪	$19.5 million in 2009

▪	($4.1) million in 2008

The 2010 pretax earnings include pretax gains totaling $13.9 million related to the 5CP earn-out and a recovery from an insurer in the perchloroethylene lawsuits associated with our former Chemicals business. The 2009 pretax earnings from discontinued operations resulted primarily from settlements with two of our insurers in the aforementioned perchloroethylene lawsuits resulting in pretax gains of $23.5 million. The insurance proceeds and associated gains represent a partial recovery of legal and settlement costs recognized in prior years. The 2008 pretax losses from discontinued operations, and the remaining results from 2009 and 2010, reflect charges primarily related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional information regarding discontinued operations, see Note 2 “Discontinued Operations” in Item 8 “Financial Statements and Supplementary Data.”

Part II	34

CASH AND LIQUIDITY

Our primary source of liquidity is cash from our operating activities. Our additional financial resources include unused bank lines of credit and access to the capital markets. We believe these financial resources are sufficient to fund our future business requirements, including

▪	debt service obligations

▪	cash contractual obligations

▪	capital expenditures

▪	dividend payments

▪	potential future acquisitions

We operate a centralized cash management system using zero-balance disbursement accounts; therefore, our operating cash balance requirements are minimal. When cash on hand is not sufficient to fund daily working capital requirements we draw down on our bank lines of credit. The weighted-average interest rate on short-term debt, including commissions paid to commercial paper broker dealers, when applicable, was 0.52% during the year ended December 31, 2010 and 0.59% at December 31, 2010.

During 2010, we issued commercial paper consistently during the first quarter at rates significantly below the short-term borrowing rates available under our bank credit facility. On April 7, Standard & Poor’s downgraded our short-term credit rating to A-3 from A-2. As a result, commercial paper rates rose by about 30 basis points (0.30 percentage points). We continued issuing commercial paper through mid-July when the entire outstanding balance was paid with proceeds from our newly executed $450.0 million 5-year term loan. In mid-December, we utilized the revolving bank line of credit when we retired the $325.0 million floating rate notes issued in 2007.

During the second or third quarter of 2011, we intend to replace the $1.5 billion revolving credit facility (expires November 2012) with a new multi-year facility at a substantially reduced level. The new credit facility would reflect then current market conditions for syndicated bank loan facilities for pricing, terms and conditions, and financial covenants.

CURRENT MATURITIES AND
SHORT-TERM BORROWINGS

As of December 31, 2010, current maturities of long-term debt are $5.2 million of which $5.0 million is due as follows:

2011
in millions	Maturities
First quarter	$0.0
Second quarter	0.0
Third quarter	0.0
Fourth quarter	5.0

There are various maturity dates for the remaining $0.2 million of current maturities. We expect to retire this debt using available cash generated from operations, by drawing on our bank lines of credit or by accessing the capital markets.

Part II	35

Short-term borrowings at December 31 consisted of the following:

dollars in millions	2010	2009
Short-term Borrowings
Bank borrowings	$285.5	$0.0
Commercial paper	0.0	236.5

Total short-term borrowings	$285.5	$236.5

Bank Borrowings
Maturity	3 - 74 days	n/a
Weighted-average interest rate	0.59%	n/a
Commercial Paper
Maturity	n/a	42 days
Weighted-average interest rate	n/a	0.39%

Our outstanding bank credit facility, which provides $1.5 billion of liquidity, expires November 16, 2012. Borrowings under this credit facility, which are classified as short-term, bear an interest rate based on London Interbank Offer Rate (LIBOR) plus a credit spread. This credit spread was 30 basis points (0.30 percentage points) based on our long-term debt ratings at December 31, 2010.

As of December 31, 2010

▪	$285.5 million was drawn from the $1.5 billion line of credit

▪	$61.9 million was used to provide backup for outstanding letters of credit

As a result, we had available lines of credit of $1,152.6 million. This amount provides a sizable level of borrowing capacity that strengthens our financial flexibility. Not only does it enable us to fund working capital needs, it provides liquidity to fund large expenditures, such as long-term debt maturities, on a temporary basis without being forced to issue long-term debt at times that are disadvantageous.

Interest rates referable to borrowings under these credit lines are determined at the time of borrowing based on current market conditions for LIBOR. Of the $285.5 million drawn as of December 31, 2010, $35.5 million was borrowed on an overnight basis at 0.56%, $100.0 million was borrowed for two months at 0.581% and $150.0 million was borrowed for three months at 0.602%. Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Our short-term debt ratings/outlook as of December 31, 2010 were

▪	Standard and Poor’s — A-3/credit watch - negative (rating placed on credit watch - negative effective December 2010)

▪	Moody’s — P-3/under review (rating placed under review for downgrade December 2010)

WORKING CAPITAL

Working capital, current assets less current liabilities, is a common measure of liquidity used to assess a company’s ability to meet short-term obligations. Our working capital is calculated as follows:

in millions	2010	2009
Working Capital
Current assets	$772.1	$732.9
Current liabilities	(565.7)	(856.7)

Total working capital	$206.4	($123.8)

The increase in our working capital of $330.2 million was primarily the result of a decrease from 2009 to 2010 in current maturities of long-term debt and short-term borrowings of $331.1 million. This decrease resulted from the closing of the $450.0 million 5-year term loan in July 2010. Proceeds from the term loan were used to pay outstanding commercial paper and current maturities of long-term debt. We continued to focus on maximizing cash generation in 2010. We further reduced

Part II	36

total inventory (current and noncurrent) levels by $9.5 million compared to 2009 for a total reduction of $27.7 million from peak inventory levels in 2008. This strategy better positions us to increase production and earnings as demand increases. The increase in accounts and notes receivable of $49.8 million was mostly offset by an increase in other accrued liabilities of $46.9 million.

CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

in millions	2010	2009	2008
Net earnings (loss)	($96.5)	$30.3	$0.9
Depreciation, depletion, accretion and amortization	382.1	394.6	389.1
Goodwill impairment	0.0	0.0	252.7
Other operating cash flows, net	(82.9)	28.1	(207.5)

Net cash provided by operating activities	$202.7	$453.0	$435.2

Lower net earnings caused the majority of the $250.3 million decrease in operating cash flows from 2009 to 2010. We continued to manage the business to generate cash as reflected in the year-over-year changes in our working capital accounts, which generated $37.2 million of cash in 2010 and $89.7 million of cash in 2009. Cash received associated with gains on sale of property, plant & equipment and businesses is presented as a component of investing activities and accounts for $39.5 million of the $250.3 million year-over-year decrease in operating cash flows.

Net cash provided by operating activities increased by $17.8 million in 2009 compared to 2008 despite a $217.8 million decrease in earnings before noncash deductions for depreciation, depletion, accretion and amortization, and goodwill impairment. Changes in working capital generated $89.7 million of cash in 2009 as compared to using $86.7 million of cash in 2008.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used for investing activities totaled $88.4 million in 2010 compared to $80.0 million in 2009, an increase of $8.4 million. We continued to closely evaluate the nature and timing of all capital projects in order to conserve cash. Cash used for the purchase of property, plant & equipment totaled $86.3 million in 2010, down from $109.7 million in 2009 and $353.2 million in 2008. Proceeds from the sale of non-strategic businesses increased $34.9 million year-over-year to $51.0 million in 2010. These positive cash flows were more than offset by a $33.6 million increase in payments for businesses acquired and a $33.3 million decrease in the redemption of medium-term investments.

Cash used for investing activities decreased $109.0 million to $80.0 million from 2008 to 2009 in part due to the aforementioned decrease in cash used for the purchase of property, plant & equipment as well as a $47.1 million decrease in payments for businesses acquired. These decreases were partially offset by a $209.7 million decrease in proceeds from the sale of businesses from 2008 to 2009.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used for financing activities totaled $89.1 million in 2010, compared to $361.0 million during 2009. Debt reduction remains a priority use of available cash flows. During 2010, despite a significant year-over-year decline in cash provided by operating activities, we reduced total debt by $19.8 million. Proceeds from the issuance of the $450.0 million 5-year term loan in July 2010 were used to pay outstanding commercial paper and current maturities of long-term debt.

Part II	37

In the third quarter of 2009, we reduced our dividend per share to $0.25 per quarter from $0.49 per quarter, resulting in comparative cash savings of $91.9 million during 2010.

Cash used for financing activities increased $90.1 million from 2008 to 2009 — $270.8 million to $361.0 million. During 2009, proceeds from issuing long-term debt of $397.7 million and common stock of $606.5 million were primarily used to reduce total debt by $809.8 million.

CAPITAL STRUCTURE AND RESOURCES

We pursue attractive investment opportunities and fund acquisitions using internally generated cash or by issuing debt or equity securities. We actively manage our capital structure and resources consistent with the policies, guidelines and objectives to maximize shareholder wealth, as well as to attract equity and fixed income investors who support us by investing in our stock and debt securities. Our primary goals include

▪	maintaining a debt to total capital ratio within what we believe to be a prudent and generally acceptable range of 35% to 40%

▪	paying out a reasonable share of net cash provided by operating activities as dividends

▪	maintaining credit ratings that allow access to the credit markets on favorable terms

Maintaining a leadership position in the U.S. aggregates industry has afforded us the opportunity to raise debt and equity capital even in some of the most challenging times in the modern history of U.S. capital markets. In July 2010, we executed a $450.0 million 5-year term loan. The proceeds were used in the third quarter to retire commercial paper and current maturities of long-term debt. In December 2010, we paid the maturing $325.0 million floating rate note with cash on hand and by drawing against our $1.5 billion revolving credit facility.

We maintained the quarterly dividend at a quarterly rate of $0.25 per share throughout 2010, for a payout of $127.8 million. We issued 2,657,864 shares for $113.6 million of equity in 2010 for various purposes

▪	pension plan contribution — 1,190,000 shares for $53.9 million

▪	401(k) plan contribution — 882,132 shares for $41.7 million

▪	incentive compensation plans — 585,732 shares for $18.0 million

LONG-TERM DEBT

Our total debt as a percentage of total capital as of December 31 increased 0.3 percentage points from 2009 to 2010.

dollars in millions	2010	2009
Debt
Current maturities of long-term debt	$5.2	$385.4
Short-term borrowings	285.5	236.5
Long-term debt	2,427.5	2,116.1

Total debt	$2,718.2	$2,738.0

Capital
Total debt	$2,718.2	$2,738.0
Shareholders’ equity	3,965.0	4,037.2

Total capital	$6,683.2	$6,775.2

Total Debt as a Percentage of Total Capital	40.7%	40.4%

Long-term Debt — Weighted-Average Stated Interest Rate	7.02%	7.69%

Our debt agreements do not subject us to contractual restrictions for working capital or the amount we may expend for cash dividends and purchases of our stock. Our bank credit facilities (term loan and unsecured bank lines of credit) contain a

Part II	38

covenant that our percentage of consolidated debt to total capitalization (total debt as a percentage of total capital) may not exceed 65%. Our total debt as a percentage of total capital was 40.7% in 2010 compared with 40.4% in 2009.

In the future, our total debt as a percentage of total capital will depend on specific investment and financing decisions. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.

Our long-term debt ratings/outlook as of December 31, 2010 were

▪	Standard and Poor’s — BBB-/credit watch - negative (rating placed on credit watch - negative effective December 2010)

▪	Moody’s — Baa3/under review (rating placed under review for downgrade December 2010)

EQUITY

Our common stock outstanding increased 2.7 million shares from January 1, 2010 to December 31, 2010:

in thousands	2010	2009	2008
Common stock shares at January 1, issued and outstanding	125,912	110,270	108,234

Common Stock Issuances
Public offering	0	13,225	0
Acquisitions	0	789	1,152
401(k) savings and retirement plan	882	1,135	0
Pension plan contribution	1,190	0	0
Share-based compensation plans	586	493	884

Common stock shares at December 31, issued and outstanding	128,570	125,912	110,270

In March 2010, we issued 1.2 million shares of common stock (par value of $1 per share) to our qualified pension plan as explained in Note 10, “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data .” This transaction increased shareholders’ equity by $53.9 million (common stock $1.2 million and capital in excess of par $52.7 million.)

In June 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13.2 million shares for net proceeds of $520.0 million.

As explained in more detail in Note 13 “Shareholders’ Equity” in Item 8 “Financial Statements and Supplementary Data,” common stock issued in connection with business acquisitions were

▪	2009 — 0.8 million shares

▪	2008 — 1.2 million shares

We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were

▪	2010 - issued 0.9 million shares for cash proceeds of $41.7 million

▪	2009 - issued 1.1 million shares for cash proceeds of $52.7 million

There were no shares held in treasury as of December 31, 2010, 2009 and 2008. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of December 31, 2010.

Part II	39

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our

▪	results of operations

▪	financial position

▪	liquidity

▪	capital expenditures

▪	capital resources

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 12, “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

Part II	40

CASH CONTRACTUAL OBLIGATIONS

We expect to receive a net refund for income taxes of $31.9 million during 2011 as a result of 2010 overpayments. Additionally, we have a number of contracts containing commitments or contingent obligations that are not material to our earnings. These contracts are discrete and it is unlikely that the various contingencies contained within the contracts would be triggered by a common event. Excluding the future payments for income taxes and these discrete in nature contracts, our obligations to make future contractual payments as of December 31, 2010 are summarized in the table below:

		Payments Due by Year
	Note
in millions	Reference	2011	2012-2013	2014-2015	Thereafter	Total
Cash Contractual Obligations
Short-term borrowings
Lines of credit[1]	Note 6	$285.5	$0.0	$0.0	$0.0	$285.5
Interest payments		0.0	0.0	0.0	0.0	0.0
Long-term debt
Principal payments	Note 6	5.2	590.4	570.3	1,270.5	2,436.4
Interest payments	Note 6	156.4	296.7	251.1	589.1	1,293.3
Operating leases	Note 7	26.6	37.4	13.6	25.9	103.5
Mineral royalties	Note 12	19.3	37.0	32.1	138.8	227.2
Unconditional purchase obligations
Capital	Note 12	9.8	0.0	0.0	0.0	9.8
Noncapital[2]	Note 12	21.2	23.6	10.5	13.0	68.3
Benefit plans[3]	Note 10	47.8	101.5	123.9	336.4	609.6

Total cash contractual obligations[4,5]		$571.8	$1,086.6	$1,001.5	$2,373.7	$5,033.6

[1]	Lines of credit represent borrowings under our five-year credit facility which expires November 16, 2012.

[2]	Noncapital unconditional purchase obligations relate primarily to transportation and electrical contracts.

[3]	Payments in “Thereafter” column for benefit plans are for the years 2016-2020.

[4]	The above table excludes discounted asset retirement obligations in the amount of $162.7 million at December 31, 2010, the majority of which have an estimated settlement date beyond 2015 (see Note 17 “Asset Retirement Obligations” in Item 8 “Financial Statements and Supplementary Data”).

[5]	The above table excludes unrecognized tax benefits in the amount of $28.1 million at December 31, 2010, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these uncertain tax positions (for more details, see Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”)

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when we prepare our consolidated financial statements. A summary of these policies is included in Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data.”

We prepare these financial statements to conform with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We base our estimates on historical experience, current conditions and various other assumptions we believe reasonable under existing circumstances and evaluate these estimates and judgments on an ongoing basis. The results of these estimates form the basis for our making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

Part II	41

We believe the following seven critical accounting policies require the most significant judgments and estimates used in the preparation of our consolidated financial statements:

1.  Goodwill and goodwill impairment

2.  Impairment of long-lived assets excluding goodwill

3.  Reclamation costs

4.  Pension and other postretirement benefits

5.  Environmental compliance

6.  Claims and litigation including self-insurance

7.  Income taxes

1. GOODWILL AND
GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2010, goodwill represents 37% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. Thus, an impairment charge could be material to our financial condition and results of operations.

OUR ASSUMPTIONS

We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results. These conditions could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

The significant assumptions in our discounted cash flow models include our estimate of future profitability, capital requirements and the discount rate. The profitability estimates used in the models were derived from internal operating budgets and forecasts for long-term demand and pricing in our industry. Estimated capital requirements reflect replacement capital estimated on a per ton basis and acquisition capital necessary to support growth estimated in the models. The discount rate was derived using a capital asset pricing model.

HOW WE TEST GOODWILL FOR IMPAIRMENT

Goodwill is tested for impairment at the reporting unit level using a two-step process. We have identified 13 reporting units that represent operations or groups of operations one level below our operating segments.

STEP 1
We compare the fair value of a reporting unit to its carrying value, including goodwill

▪	if the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired

▪	if the carrying value of a reporting unit exceeds its fair value, we go to step two to measure the amount of impairment loss, if any

Part II	42

STEP 2
We compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by hypothetically allocating the fair value of the reporting unit to its identifiable assets and liabilities in a manner consistent with a business combination, with any excess fair value representing implied goodwill.

▪	if the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess

HOW WE DETERMINE CARRYING VALUE AND FAIR VALUE

First, we determine the carrying value of each reporting unit by assigning assets and liabilities, including goodwill, to those units as of the measurement date. Then, we estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and earnings multiples of comparable companies. Finally, we consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the implied fair values to our market capitalization.

RESULTS OF OUR IMPAIRMENT TESTS

The results of our annual impairment tests for

▪	November 1, 2010 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values

▪	November 1, 2009 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values

▪	January 1, 2009 indicated that the carrying value of our Cement reporting unit exceeded its fair value. Based on the results of the second step of the impairment test, we concluded that the entire amount of goodwill at this reporting unit was impaired, and recorded a $252.7 million pretax goodwill impairment charge for the year ended December 31, 2008. The fair value of all other reporting units with goodwill substantially exceeded their carrying values

For additional information regarding goodwill, see Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

2. IMPAIRMENT OF LONG-LIVED ASSETS
EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2010, property, plant & equipment, net represents 44% of total assets, while other intangible assets, net represents 8% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. Thus, an impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

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

During 2010 we recorded a $3.9 million loss on impairment of long-lived assets. The loss on impairment was a result of the challenging construction environment which impacted non-strategic assets across multiple operating segments. There were no long-lived asset impairments during 2009 and the recorded long-lived asset impairments during 2008 were immaterial.

Part II	43

For additional information regarding long-lived assets and intangible assets, see Note 4 “Property, Plant & Equipment” and Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

3.	RECLAMATION COSTS

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

Reclamation costs are considered a critical accounting policy because of the significant estimates, assumptions and considerable management judgment used to determine the fair value of the obligation and the significant carrying amount of these obligations ($162.7 million as of December 31, 2010).

HOW WE DETERMINE FAIR VALUE OF THE OBLIGATION

To determine the fair value of the obligation, we estimate the cost for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.

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

4. PENSION AND OTHER
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

▪	DISCOUNT RATE — The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future

▪	EXPECTED RETURN ON PLAN ASSETS — We project the future return on plan assets based principally on prior performance and our expectations for future returns for the types of investments held by the plan as well as the expected long-term asset allocation of the plan. These projected returns reduce the recorded net benefit costs

▪	RATE OF COMPENSATION INCREASE — For salary-related plans only, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement

▪	RATE OF INCREASE IN THE PER CAPITA COST OF COVERED HEALTHCARE BENEFITS — We project the expected increases in the cost of covered healthcare benefits

Part II	44

HOW WE SET OUR ASSUMPTIONS

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2010, the discount rates for our various plans ranged from 4.55% to 5.60%.

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2010, we reduced the expected return on plan assets to 8.00% from 8.25%.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2010, we increased our projected weighted-average rate of compensation increase to 3.50% from 3.40%.

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2010, our assumed rate of increase in the per capita cost of covered healthcare benefits remained at 8.0% for 2011, decreasing each year until reaching 5.0% in 2017 and remaining level thereafter.

Changes to the assumptions listed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in
in millions	Benefit Obligation	Benefit Cost	Benefit Obligation	Benefit Cost
Actuarial Assumptions
Discount rate
Pension	($44.8)	($3.1)	$49.7	$4.8
Other postretirement benefits	(5.2)	(0.1)	5.6	0.3
Expected return on plan assets	not applicable	(3.0)	not applicable	3.0
Rate of compensation increase (for salary-related plans)	9.2	1.7	(8.4)	(1.6)
Rate of increase in the per capita cost of covered healthcare benefits	6.1	0.9	(5.4)	(0.7)

During 2010, the fair value of assets increased from $493.6 million to $630.3 million due primarily to investment gains and contributions to our qualified pension plans in March and July totaling $73.8 million. Additionally in 2010, the pension plans received $21.6 million related to our investments in Westridge Capital Management, Inc. (WCM). These receipts included a $6.6 million release from the court-appointed receiver as a partial distribution and a $15.0 million insurance settlement for the loss. The undistributed balance is held by a court-appointed receiver as a result of allegations of fraud and other violations by principals of a WCM affiliate. During 2008, we wrote down the fair value of our assets invested at WCM by $48.0 million.

During 2011, we expect to recognize net periodic pension expense of approximately $24.0 million and net periodic postretirement expense of approximately $12.3 million compared to $16.9 million and $11.1 million, respectively, in 2010. The increase in postretirement expense is primarily related to health care reform provisions. The increase in pension expense is due primarily to the decrease in the discount rate. For the qualified pension plans, the increase in pension expense is also due to the 2008 asset losses subject to amortization. These increases are offset somewhat by the 2010 pension contributions, better than expected asset returns during 2010 and the Westridge recovery. As a result of our 2010 pension contributions (related to plan year 2009) of $72.5 million in March and $1.3 million in July, we do not expect to make any contributions to the funded pension plans during 2011. Assuming actuarial assumptions are realized, existing funding credit balances are sufficient to fund projected minimum required contributions until 2013. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.

Part II	45

For additional information regarding pension and other postretirement benefits, see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data.”

5.	ENVIRONMENTAL COMPLIANCE

Our environmental compliance costs include maintenance and operating costs for pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs.

HOW WE ACCOUNT FOR ENVIRONMENTAL EXPENDITURES

To account for environmental expenditures, we

▪	expense or capitalize environmental expenditures for current operations or for future revenues consistent with our capitalization policy

▪	expense expenditures for an existing condition caused by past operations that do not contribute to future revenues

▪	accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost

At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of varying factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur. When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2010, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $4.6 million.

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

6. CLAIMS AND LITIGATION
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

Part II	46

HOW WE ASSESS THE PROBABILITY OF LOSS

We use both internal and outside legal counsel to assess the probability of loss, and establish an accrual when the claims and litigation represent a probable loss and the cost can be reasonably estimated. Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.

For additional information regarding claims and litigation including self-insurance, see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption Claims and Litigation Including Self-insurance.

7.	INCOME TAXES

HOW WE DETERMINE OUR DEFERRED TAX ASSETS AND LIABILITIES

We file various federal, state and foreign income tax returns, including some returns that are consolidated with subsidiaries. We account for the current and deferred tax effects of such returns using the asset and liability method. Our current and deferred tax assets and liabilities reflect our best assessment of the estimated future taxes we will pay. Significant judgments and estimates are required in determining the current and deferred assets and liabilities. Annually, we compare the liabilities calculated for our federal, state and foreign income tax returns to the estimated liabilities calculated as part of the year end income tax provision. Any adjustments are reflected in our current and deferred tax assets and liabilities.

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

▪	prior earnings history

▪	expected future taxable income

▪	mix of taxable income in the jurisdictions in which we operate

▪	carryback and carryforward periods

▪	tax strategies that could potentially enhance the likelihood of realizing a deferred tax asset

If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future for which there is currently no valuation allowance, we would charge an adjustment to the deferred tax assets to earnings. Conversely, if we were to determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and we would record a benefit to earnings.

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

Part II	47

identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as we consider appropriate.

Before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved, a number of years may elapse. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in our tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution.

We consider resolution for an issue to occur at the earlier of settlement of an examination, the expiration of the statute of limitations, or when the issue is “effectively settled,” as described in Accounting Standards Codification (ASC) Topic 740, Income Taxes. Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

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

NEW ACCOUNTING STANDARDS

For a discussion of accounting standards recently adopted and pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 1 “Summary of Significant Accounting Policies ‘” in Item 8 “Financial Statements and Supplementary Data” under the caption New Accounting Standards.

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

Part II	48

FINANCIAL TERMINOLOGY

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

Part II	49

ITEM 7A

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

In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. This swap agreement terminated December 15, 2010, coinciding with the maturity of the 3-year notes. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. At December 31, 2009 and 2008, we recognized liabilities, (included in other accrued liabilities), of $11.2 million and $16.2 million, respectively, equal to the fair value of this swap.

At December 31, 2010, the estimated fair value of our long-term debt instruments including current maturities was $2,564.3 million as compared to a book value of $2,432.8 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available to management as of the measurement date. Although management is not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair market value of our liability by approximately $132.1 million.

At December 31, 2010, we had $450.0 million outstanding under our 5-year syndicated term loan established in July 2010. These borrowings bear interest at variable rates — LIBOR plus a spread based on our long-term credit rating at the time of borrowing. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.

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

Part II	50

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2010 and December 31, 2009, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Our audits also included the financial statement schedule in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vulcan Materials Company and its subsidiary companies as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Birmingham, Alabama
February 28, 2011

Part II	51

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS AND
COMPREHENSIVE INCOME

For the years ended December 31
in thousands, except per share data	2010	2009	2008
Net sales	$2,405,916	$2,543,707	$3,453,081
Delivery revenues	152,946	146,783	198,357

Total revenues	2,558,862	2,690,490	3,651,438

Cost of goods sold	2,105,190	2,097,745	2,703,369
Delivery costs	152,946	146,783	198,357

Cost of revenues	2,258,136	2,244,528	2,901,726

Gross profit	300,726	445,962	749,712
Selling, administrative and general expenses	327,537	321,608	342,584
Gain on sale of property, plant & equipment and businesses, net	59,302	27,104	94,227
Goodwill impairment	0	0	252,664
Charge for legal settlement	40,000	0	0
Other operating income (expense), net	(7,031)	(3,006)	411

Operating earnings (loss)	(14,540)	148,452	249,102
Other income (expense), net	3,074	5,307	(4,357)
Interest income	863	2,282	3,126
Interest expense	181,603	175,262	172,813

Earnings (loss) from continuing operations before income taxes	(192,206)	(19,221)	75,058
Provision (benefit) for income taxes
Current	(37,805)	6,106	92,346
Deferred	(51,858)	(43,975)	(20,655)

Total provision (benefit) for income taxes	(89,663)	(37,869)	71,691

Earnings (loss) from continuing operations	(102,543)	18,648	3,367
Earnings (loss) on discontinued operations, net of income taxes (Note 2)	6,053	11,666	(2,449)

Net earnings (loss)	($96,490)	$30,314	$918

Other comprehensive income (loss), net of tax
Fair value adjustments to cash flow hedge	(481)	(2,748)	(2,640)
Reclassification adjustment for cash flow hedges included in net earnings (loss)	10,709	9,902	1,968
Adjustment for funded status of pension and postretirement benefit plans	3,201	(17,367)	(154,099)
Amortization of pension and postretirement plan actuarial loss and prior service cost	3,590	1,138	724

Other comprehensive income (loss)	17,019	(9,075)	(154,047)

Comprehensive income (loss)	($79,471)	$21,239	($153,129)

Basic earnings (loss) per share
Continuing operations	($0.80)	$0.16	$0.03
Discontinued operations	$0.05	$0.09	($0.02)
Net earnings (loss) per share	($0.75)	$0.25	$0.01
Diluted earnings (loss) per share
Continuing operations	($0.80)	$0.16	$0.03
Discontinued operations	$0.05	$0.09	($0.02)
Net earnings (loss) per share	($0.75)	$0.25	$0.01
Dividends declared per share	$1.00	$1.48	$1.96
Weighted-average common shares outstanding	128,050	118,891	109,774
Weighted-average common shares outstanding, assuming dilution	128,050	119,430	110,954

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	52

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

		2009
As of December 31		(As Restated,
in thousands, except per share data	2010	See Note 20)
Assets
Cash and cash equivalents	$47,541	$22,265
Restricted cash	547	0
Medium-term investments	0	4,111
Accounts and notes receivable
Customers, less allowance for doubtful accounts
2010 — $7,505; 2009 — $8,722	260,814	254,753
Other	56,984	13,271
Inventories	319,845	325,033
Deferred income taxes	53,794	56,017
Prepaid expenses	19,374	42,367
Assets held for sale	13,207	15,072

Total current assets	772,106	732,889
Investments and long-term receivables	37,386	33,283
Property, plant & equipment, net	3,632,914	3,874,671
Goodwill	3,097,016	3,096,300
Other intangible assets, net	691,693	682,643
Other noncurrent assets	106,776	105,085

Total assets	$8,337,891	$8,524,871

Liabilities
Current maturities of long-term debt	$5,246	$385,381
Short-term borrowings	285,500	236,512
Trade payables and accruals	102,315	121,324
Accrued salaries, wages and management incentives	48,841	38,148
Accrued interest	11,246	9,458
Other accrued liabilities	112,408	65,503
Liabilities of assets held for sale	116	369

Total current liabilities	565,672	856,695
Long-term debt	2,427,516	2,116,120
Deferred income taxes	849,448	893,974
Deferred management incentive and other compensation	32,393	33,327
Pension benefits	127,136	212,033
Other postretirement benefits	124,617	109,990
Asset retirement obligations	162,730	167,757
Other noncurrent liabilities	83,399	97,738

Total liabilities	4,372,911	4,487,634

Other commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $1 par value — 128,570 shares issued as of 2010 and 125,912 shares issued as of 2009	128,570	125,912
Capital in excess of par value	2,500,886	2,368,228
Retained earnings	1,512,863	1,737,455
Accumulated other comprehensive loss	(177,339)	(194,358)

Total shareholders’ equity	3,964,980	4,037,237

Total liabilities and shareholders’ equity	$8,337,891	$8,524,871

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	53

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31
in thousands	2010	2009	2008
Operating Activities
Net earnings (loss)	($96,490)	$30,314	$918
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	382,093	394,612	389,060
Net gain on sale of property, plant & equipment and businesses	(68,095)	(27,916)	(94,227)
Goodwill impairment	0	0	252,664
Contributions to pension plans	(24,496)	(27,616)	(3,127)
Share-based compensation	20,637	23,120	19,096
Excess tax benefits from share-based compensation	(808)	(2,072)	(11,209)
Deferred tax provision	(51,684)	(43,773)	(19,756)
(Increase) decrease in assets before initial effects of business acquisitions and dispositions
Accounts and notes receivable	(49,656)	79,930	61,352
Inventories	6,708	39,289	(7,630)
Prepaid expenses	22,945	4,127	(23,425)
Other assets	(58,243)	(27,670)	(13,568)
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions
Accrued interest and income taxes	12,661	(2,854)	8,139
Trade payables and other accruals	44,573	(30,810)	(125,167)
Other noncurrent liabilities	40,950	28,263	15,128
Other, net	21,611	16,091	(13,063)

Net cash provided by operating activities	202,706	453,035	435,185

Investing Activities
Purchases of property, plant & equipment	(86,324)	(109,729)	(353,196)
Proceeds from sale of property, plant & equipment	13,602	17,750	25,542
Proceeds from sale of businesses, net of transaction costs	50,954	16,075	225,783
Payment for businesses acquired, net of acquired cash	(70,534)	(36,980)	(84,057)
Reclassification of cash equivalents (to) from medium-term investments	3,630	0	(36,734)
Redemption of medium-term investments	23	33,282	0
Proceeds from loan on life insurance policies	0	0	28,646
Other, net	273	(400)	4,976

Net cash used for investing activities	(88,376)	(80,002)	(189,040)

Financing Activities
Net short-term borrowings (payments)	48,988	(847,963)	(1,009,000)
Payment of current maturities and long-term debt	(519,204)	(361,724)	(48,794)
Proceeds from issuance of long-term debt, net of discounts	450,000	397,660	949,078
Debt issuance costs	(3,058)	(3,033)	(5,633)
Settlements of forward starting interest rate swap agreements	0	0	(32,474)
Proceeds from issuance of common stock	41,734	606,546	55,072
Dividends paid	(127,792)	(171,468)	(214,783)
Proceeds from exercise of stock options	20,502	17,327	24,602
Excess tax benefits from share-based compensation	808	2,072	11,209
Other, net	(1,032)	(379)	(116)

Net cash used for financing activities	(89,054)	(360,962)	(270,839)

Net increase (decrease) in cash and cash equivalents	25,276	12,071	(24,694)
Cash and cash equivalents at beginning of year	22,265	10,194	34,888

Cash and cash equivalents at end of year	$47,541	$22,265	$10,194

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	54

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		Other
	Common Stock [1]		Excess of	Retained	Comprehensive
in thousands, except per share data	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balances at December 31, 2007 (As Restated, See Note 20)	108,234	$108,234	$1,607,865	$2,094,916	($40,217)	$3,770,798

Accounting Change (Note 1, New Accounting Standards, 2008 — Retirement Benefits Measurement Date)	0	0	0	(1,312)	8,981	7,669

Balances at January 1, 2008 adjusted for accounting change	108,234	$108,234	$1,607,865	$2,093,604	($31,236)	$3,778,467

Net earnings	0	0	0	918	0	918
Common stock issued
Acquisitions	1,152	1,152	78,948	0	0	80,100
Share-based compensation plans	884	884	17,130	0	0	18,014
Share-based compensation expense	0	0	19,096	0	0	19,096
Excess tax benefits from share-based compensation	0	0	11,209	0	0	11,209
Accrued dividends on share-based compensation awards	0	0	593	(593)	0	0
Cash dividends on common stock	0	0	0	(214,783)	0	(214,783)
Other comprehensive income	0	0	0	0	(154,047)	(154,047)
Other	0	0	(6)	(2)	1	(7)

Balances at December 31, 2008 (As Restated, See Note 20)	110,270	$110,270	$1,734,835	$1,879,144	($185,282)	$3,538,967

Net earnings	0	0	0	30,314	0	30,314
Common stock issued
Public offering	13,225	13,225	506,768	0	0	519,993
Acquisitions	789	789	33,073	0	0	33,862
401(k) Trustee (Note 13)	1,135	1,135	51,556	0	0	52,691
Share-based compensation plans	493	493	16,279	0	0	16,772
Share-based compensation expense	0	0	23,120	0	0	23,120
Excess tax benefits from share-based compensation	0	0	2,072	0	0	2,072
Accrued dividends on share-based compensation awards	0	0	521	(521)	0	0
Cash dividends on common stock	0	0	0	(171,468)	0	(171,468)
Other comprehensive income	0	0	0	0	(9,075)	(9,075)
Other	0	0	4	(14)	(1)	(11)

Balances at December 31, 2009 (As Restated, See Note 20)	125,912	$125,912	$2,368,228	$1,737,455	($194,358)	$4,037,237

Net loss	0	0	0	(96,490)	0	(96,490)
Common stock issued
401(k) Trustee (Note 13)	882	882	40,852	0	0	41,734
Pension plan contribution	1,190	1,190	52,674	0	0	53,864
Share-based compensation plans	586	586	17,382	0	0	17,968
Share-based compensation expense	0	0	20,637	0	0	20,637
Excess tax benefits from share-based compensation	0	0	808	0	0	808
Accrued dividends on share-based compensation awards	0	0	308	(308)	0	0
Cash dividends on common stock	0	0	0	(127,792)	0	(127,792)
Other comprehensive income	0	0	0	0	17,019	17,019
Other	0	0	(3)	(2)	0	(5)

Balances at December 31, 2010	128,570	$128,570	$2,500,886	$1,512,863	($177,339)	$3,964,980

[1]	Common stock, $1 par value, 480 million shares authorized in 2010, 2009 and 2008

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

NATURE OF OPERATIONS

Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation’s largest producer of construction aggregates, primarily crushed stone, sand and gravel; a major producer of asphalt mix and ready-mixed concrete and a leading producer of cement in Florida.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Consolidated Statements of Earnings and Comprehensive Income.

We disaggregated our asphalt mix and concrete operating segments for reporting purposes in 2010. See Note 15 for this discussion and additional disclosure regarding nature of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Vulcan Materials Company and all our majority or wholly-owned subsidiary companies. All intercompany transactions and accounts have been eliminated in consolidation.

CASH EQUIVALENTS

We classify as cash equivalents all highly liquid securities with a maturity of three months or less at the time of purchase. The carrying amount of these securities approximates fair value due to their short-term maturities.

MEDIUM-TERM INVESTMENTS

We held investments in money market and other money funds at The Reserve, an investment management company specializing in such funds, as follows: December 31, 2010 — $5,531,000 and December 31, 2009 — $5,554,000. The substantial majority of our investment was held in The Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including The Reserve International Liquidity Fund. As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, we changed the classification of our investments in The Reserve funds from cash and cash equivalents to medium-term investments and reduced the carrying value of our investment to its estimated fair value of $4,111,000 as of December 31, 2009. See the caption Fair Value Measurements under this Note 1 for further discussion of the fair value determination.

The Reserve redeemed our investment during the twelve months ended December 31, as follows: 2010 — $23,000 and 2009 — $33,282,000, and $258,000 during the fourth quarter of 2008.

In January 2011, we received $3,630,000 from The Reserve representing the final redemption. As a result, we reclassified our investments in The Reserve funds from medium-term investments to cash and cash equivalents and reduced the carrying value to $3,630,000 as of December 31, 2010.

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

Part II	56

than the sale of our products, such as interest receivable; insurance claims; freight claims; tax refund claims; bid deposits or rents receivable. Receivables are aged and appropriate allowances for doubtful accounts and bad debt expense are recorded.

FINANCING RECEIVABLES

Financing receivables are included in accounts and notes receivable and/or investments and long-term receivables in the accompanying Consolidated Balance Sheets. Financing receivables are contractual rights to receive money on demand or on fixed or determinable dates. Trade receivables with normal credit terms are not considered financing receivables. We had $8,043,000 of financing receivables as of December 31, 2010. Our financing receivables consist primarily of a note receivable originating from a divested interest in an aggregates production facility and a note receivable from a charitable organization, both of which mature in four years. We evaluate the collectibility of financing receivables on a periodic basis or whenever events or changes in circumstances indicate we may be exposed to credit losses. As of December 31, 2010, no allowances were recorded for these receivables.

INVENTORIES

Inventories and supplies are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method of valuation for most of our inventories because it results in a better matching of costs with revenues. Such costs include fuel, parts and supplies, raw materials, direct labor and production overhead. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Substantially all operating supplies inventory is carried at average cost. For additional information regarding our inventories see Note 3.

PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment are carried at cost less accumulated depreciation, depletion and amortization. The cost of properties held under capital leases, if any, is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. For additional information regarding our property, plant & equipment see Note 4.

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

DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION

Depreciation is generally computed by the straight-line method at rates based on the estimated service lives of the various classes of assets, which include machinery and equipment (3 to 30 years), buildings (10 to 20 years) and land improvements (7 to 20 years). Depreciation for our Newberry, Florida cement production facilities is computed by the unit-of-production method based on estimated output.

Cost depletion on depletable quarry land is computed by the unit-of-production method based on estimated recoverable units.

Accretion reflects the period-to-period increase in the carrying amount of the liability for asset retirement obligations. It is computed using the same credit-adjusted, risk-free rate used to initially measure the liability at fair value.

Amortization of intangible assets subject to amortization is computed based on the estimated life of the intangible assets. A significant portion of our intangible assets are contractual rights in place associated with zoning, permitting and other rights to access and extract aggregates reserves. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-production method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method.

Leaseholds are amortized over varying periods not in excess of applicable lease terms or estimated useful life.

Part II	57

Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in thousands	2010	2009	2008
Depreciation, Depletion, Accretion and Amortization
Depreciation	$349,460	$361,530	$365,177
Depletion	10,337	10,143	7,896
Accretion	8,641	8,802	7,082
Amortization of leaseholds and capitalized leases	195	180	178
Amortization of intangibles	13,460	13,957	8,727

Total	$382,093	$394,612	$389,060

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

Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets and liabilities that are subject to fair value measurement on a recurring basis are summarized below:

	Level 1
in thousands	2010	2009
Fair Value Recurring
Rabbi Trust
Mutual funds	$13,960	$10,490
Equities	9,336	8,472

Net asset	$23,296	$18,962

	Level 2
in thousands	2010	2009
Fair Value Recurring
Medium-term investments	$0	$4,111
Interest rate derivative	0	(11,193)
Rabbi Trust Common/collective trust funds	2,431	4,084

Net asset (liability)	$2,431	($2,998)

The Rabbi Trust investments relate to funding for the executive nonqualified deferred compensation and excess benefit plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds and equity securities for which quoted prices in active markets are available. Investments in common/collective trust funds are stated at estimated fair value based on the underlying investments in those funds. The underlying investments are comprised of short-term, highly liquid assets in commercial paper, short-term bonds and treasury bills.

Part II	58

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

The interest rate derivative consists of an interest rate swap agreement applied to our $325,000,000 3-year notes issued December 2007 and paid December 2010. This agreement is more fully described in Note 5. This interest rate swap is measured at fair value based on the prevailing market interest rate as of the measurement date.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, current maturities of long-term debt, short-term borrowings, trade payables and other accrued expenses approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 5 and 6, respectively.

Our assets that are subject to fair value measurement on a nonrecurring basis are summarized below:

	2010
		Impairment
in thousands	Level 3	Charges
Fair Value Nonrecurring
Property, plant & equipment	$1,536	$2,500
Assets held for sale	9,625	1,436

Totals	$11,161	$3,936

During 2010 we recorded a $3,936,000 loss on impairment of long-lived assets. We utilized an income approach to measure the fair value of the long-lived assets and determined that the carrying value of the assets exceeded the fair value. The loss on impairment represents the difference between the carrying value and the fair value (less costs to sell for assets held for sale) of the impacted long-lived assets.

GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2010, goodwill totaled $3,097,016,000, as compared to $3,096,300,000 at December 31, 2009. Total goodwill represents 37% of total assets at December 31, 2010, compared to 36% as of December 31, 2009.

Goodwill is reviewed for impairment annually, as of November 1, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process.

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

Part II	59

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

The results of the first step of the annual impairment tests performed as of November 1, 2010 and November 1, 2009 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2010 or 2009.

The results of the annual impairment tests for 2008 indicated that the carrying value of our Cement reporting unit exceeded its fair value. Based on the results of the second step of the impairment test, we concluded that the entire amount of goodwill at this reporting unit was impaired, and we recorded a $252,664,000 pretax goodwill impairment charge for the year ended December 31, 2008.

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

For additional information regarding goodwill see Note 18.

IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2010, property, plant & equipment, net represents 44% of total assets, while other intangible assets, net represents 8% of total assets. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

During 2010 we recorded a $3,936,000 loss on impairment of long-lived assets. The loss on impairment was a result of the challenging construction environment which impacted certain non-strategic assets across multiple operating segments. We utilized an income approach to measure the fair value of the long-lived assets and determined that the carrying value of the assets exceeded the fair value. The loss on impairment represents the difference between the carrying value and the fair value of the impacted long-lived assets. There were no long-lived asset impairments during 2009 and the recorded long-lived asset impairments during 2008 were immaterial.

For additional information regarding long-lived assets and intangible assets see Notes 4 and 18.

Part II	60

COMPANY OWNED LIFE INSURANCE

We have Company Owned Life Insurance (COLI) policies for which the cash surrender values, loans outstanding and the net values included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

in thousands	2010	2009
Company Owned Life Insurance
Cash surrender value	$35,421	$32,720
Loans outstanding	35,410	32,710

Net value included in noncurrent assets	$11	$10

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

Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Additionally, we capitalize such costs as inventory only to the extent inventory exists at the end of a reporting period. Stripping costs considered as production costs and included in the costs of inventory produced were $40,842,000 in 2010, $40,810,000 in 2009 and $59,946,000 in 2008.

Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-production method. Pre-production stripping costs included in other noncurrent assets were $17,347,000 as of December 31, 2010 and $16,557,000 as of December 31, 2009.

OTHER COSTS

Costs are charged to earnings as incurred for the start-up of new plants and for normal recurring costs of mineral exploration and research and development. Research and development costs totaled $1,582,000 in 2010, $1,541,000 in 2009 and $1,546,000 in 2008, and are included in selling, administrative and general expenses in the Consolidated Statements of Earnings and Comprehensive Income.

SHARE-BASED COMPENSATION

We account for our share-based compensation awards using fair-value-based measurement methods. This results in the recognition of compensation expense for all share-based compensation awards, including stock options, based on their fair value as of the grant date. For awards granted prior to January 1, 2006, compensation cost for all share-based compensation awards is recognized over the nominal (stated) vesting period. For awards granted subsequent to January 1, 2006, compensation cost is recognized over the requisite service period.

We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows. The $808,000, $2,072,000 and $11,209,000 in excess tax benefits classified as financing cash inflows for the years ended December 31, 2010, 2009 and

Part II	61

2008, respectively, in the accompanying Consolidated Statements of Cash Flows relate to the exercise of stock options and issuance of shares under long-term incentive plans.

A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2010 related to share-based awards granted to employees under our long-term incentive plans is presented below:

	Unrecognized	Expected
	Compensation	Weighted-average
dollars in thousands	Expense	Recognition (Years)
Share-based Compensation
Stock options/SOSARs	$7,165	1.2
Performance shares	7,127	1.7
Deferred stock units	1,220	1.0

Total/weighted-average	$15,512	1.4

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in thousands	2010	2009	2008
Employee Share-based Compensation Awards
Pretax compensation expense	$19,746	$21,861	$17,800
Income tax benefits	7,968	8,915	7,038

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

To determine the fair value of the obligation, we estimate the cost for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.

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

The carrying value of these obligations is $162,730,000 as of December 31, 2010 and $167,757,000 as of December 31, 2009. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations) see Note 17.

Part II	62

PENSION AND OTHER POSTRETIREMENT BENEFITS

Accounting for pension and postretirement benefits requires that we make significant assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

▪	DISCOUNT RATE — The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.

▪	EXPECTED RETURN ON PLAN ASSETS — We project the future return on plan assets based principally on prior performance and our expectations for future returns for the types of investments held by the plan as well as the expected long-term asset allocation of the plan. These projected returns reduce the recorded net benefit costs.

▪	RATE OF COMPENSATION INCREASE — For salary-related plans only, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

▪	RATE OF INCREASE IN THE PER CAPITA COST OF COVERED HEALTHCARE BENEFITS — We project the expected increases in the cost of covered healthcare benefits.

Accounting Standards Codification (ASC) Topic 715, “Compensation Retirement Benefits,” Sections 30–35 and 60–35 provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of actual results allows for a smoothed recognition in earnings of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The differences between actual results and expected or estimated results are recognized in full in other comprehensive income. Amounts recognized in other comprehensive income are reclassified to earnings in a systematic manner over the average remaining service period of active employees expected to receive benefits under the plan.

For additional information regarding pension and other postretirement benefits see Note 10.

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

When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2010, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $4,634,000. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates, including key assumptions, for accruing environmental compliance costs; however, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

For additional information regarding environmental compliance costs see Note 8.

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

Part II	63

probable loss and the cost can be reasonably estimated. For matters not included in our actuarial studies, legal defense costs are accrued when incurred. The following table outlines our liabilities at December 31 under our self-insurance program:

dollars in thousands	2010	2009
Self-insurance Program
Liabilities (undiscounted)	$70,174	$60,072
Discount rate	1.01%	1.77%

Amounts Recognized in Consolidated Balance Sheets
Other accrued liabilities	$36,699	$17,610
Other noncurrent liabilities	31,990	39,388

Accrued liabilities (discounted)	$68,689	$56,998

The $19,089,000 increase in other accrued liabilities is attributable to the settlement of a lawsuit brought by the Illinois Department of Transportation (IDOT) as discussed in Note 12.

Estimated payments (undiscounted) under our self-insurance program for the five years subsequent to December 31, 2010 are as follows:

in thousands
Estimated Payments under Self-insurance Program
2011	$37,728
2012	8,534
2013	6,046
2014	4,320
2015	2,919

The 2011 estimated payment above includes $20,000,000 related to the settlement of a lawsuit brought by IDOT as discussed in Note 12.

Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.

INCOME TAXES

We file various federal, state and foreign income tax returns, including some returns that are consolidated with subsidiaries. We account for the current and deferred tax effects of such returns using the asset and liability method. Our current and deferred tax assets and liabilities reflect our best assessment of the estimated future taxes we will pay. Significant judgments and estimates are required in determining the current and deferred assets and liabilities. Annually, we compare the liabilities calculated for our federal, state and foreign income tax returns to the estimated liabilities calculated as part of the year end income tax provision. Any adjustments are reflected in our current and deferred tax assets and liabilities.

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

▪	prior earnings history

▪	expected future taxable income

▪	mix of taxable income in the jurisdictions in which we operate

▪	carryback and carryforward periods

Part II	64

▪	tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset

If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future for which there is currently no valuation allowance, we would charge an adjustment to the deferred tax assets to earnings. Conversely, if we were to make a determination that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and we would record a benefit to earnings.

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

Before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved, a number of years may elapse. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in our tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution.

We consider resolution for an issue to occur at the earlier of settlement of an examination, the expiration of the statute of limitations, or when the issue is “effectively settled,” as described in ASC Topic 740, Income Taxes. Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

Our largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note 9. The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings.

COMPREHENSIVE INCOME

We report comprehensive income in our Consolidated Statements of Earnings and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Comprehensive income includes charges and credits to equity from nonowner sources. Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). OCI includes fair value adjustments to cash flow hedges, actuarial gains or losses and prior service costs related to pension and postretirement benefit plans.

For additional information regarding comprehensive income see Note 14.

Part II	65

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in thousands	2010	2009	2008
Weighted-average common shares outstanding	128,050	118,891	109,774
Dilutive effect of Stock options/SOSARs	0	269	905
Other stock compensation plans	0	270	275

Weighted-average common shares outstanding, assuming dilution	128,050	119,430	110,954

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. Because we operated at a loss for the year 2010, 415,000 shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation for the year ended December 31, 2010, were excluded.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in thousands	2010	2009	2008
Antidilutive common stock equivalents	5,827	3,661	2,130

NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

2010 — FINANCING RECEIVABLES DISCLOSURES As of and for the annual period ended December 31, 2010, we adopted Accounting Standard Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20). This standard requires new disclosures regarding the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to improve transparency of the nature of an entity’s credit risk associated with its financing receivables and how that risk impacts the allowance for credit losses. See the caption Financing Receivables under this Note 1 for these new disclosures. The adoption of ASU 2010-20 had no impact on our financial position, results of operations or liquidity.

2010 — ENHANCED DISCLOSURES FOR FAIR VALUE MEASUREMENTS As of and for the interim period ended March 31, 2010, we adopted ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements” (ASU 2010-6) as it relates to disclosures about transfers into and out of Level 1 and 2. Our adoption of this standard had no impact on our financial position, results of operations or liquidity. We will adopt ASU 2010-6 as it relates to separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements as of and for the interim period ending March 31, 2011.

2009 — RETIREMENT BENEFIT DISCLOSURES As of and for the annual period ended December 31, 2009, we adopted the disclosure standards for retirement benefits as codified in ASC Topic 715, “Compensation-Retirement Benefits” (formerly FSP FAS 132(R)-1), which requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. As a result of our adoption of this standard, we enhanced our annual benefit plan disclosures as reflected in Note 10.

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

Part II	66

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

2009/2008 — FAIR VALUE MEASUREMENT On January 1, 2009, we adopted fair value measurement standards codified in ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) for nonfinancial assets and liabilities. ASC 820 defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted fair value measurement standards with respect to financial assets and liabilities and elected to defer our adoption of this standard for nonfinancial assets and liabilities. Our adoption of these standards did not materially affect our results of operations, financial position or liquidity.

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

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2010 presentation.

NOTE 2:	DISCONTINUED OPERATIONS

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

Proceeds under the second earn-out agreement are based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out ). The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume. At the June 7, 2005 closing date, the value assigned to the 5CP earn-out was limited to an amount that resulted in no gain on the sale of the business, as the gain was contingent in nature. A gain on disposal of the Chemicals business is recognized to the extent cumulative cash receipts under the 5CP earn-out exceed the initial value recorded.

Part II	67

During 2010, we received a payment of $8,794,000 (recorded as gain on disposal of discontinued operations) under the 5CP earn-out related to performance during the year ended December 31, 2009. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2009 and 2008, we received payments of $11,625,000 and $10,014,000, respectively, under the 5CP earn- out related to the respective years ended December 31, 2008 and December 31, 2007. Through December 31, 2010, we have received a total of $42,707,000 under the 5CP earn-out, a total of $9,606,000 in excess of the receivable recorded on the date of disposition.

We are liable for a cash transaction bonus payable to certain former key Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. Payments for the transaction bonus were $882,000 during 2010, $521,000 during 2009 and $0 during 2008.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Earnings and Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the years presented. Results from discontinued operations are as follows:

in thousands	2010	2009	2008
Discontinued Operations
Pretax earnings (loss) from results	$2,103	$18,872	($4,059)
Gain on disposal, net of transaction bonus	7,912	584	0
Income tax (provision) benefit	(3,962)	(7,790)	1,610

Earnings (loss) on discontinued operations, net of income taxes	$6,053	$11,666	($2,449)

The 2010 pretax earnings from results of discontinued operations of $2,103,000 are due primarily to a $6,000,000 pretax gain recognized on recovery from an insurer in lawsuits involving perchloroethylene. This gain was offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2009 pretax earnings from results of discontinued operations relate primarily to settlements with two of our insurers in lawsuits involving perchloroethylene. These settlements resulted in pretax gains of $23,500,000. The insurance proceeds and associated gains represent a partial recovery of legal and settlement costs recognized in prior years. The 2008 pretax loss from discontinued operations and the remaining results from 2009 reflect charges primarily related to general and product liability costs, including legal defense costs and environmental remediation costs associated with our former Chemicals business.

In January 2011, we recovered an additional $7,500,000 from an insurer in lawsuits involving perchlorethylene. This recovery will be recorded as earnings from results of discontinued operations in the first quarter of 2011.

NOTE 3:	INVENTORIES

Inventories at December 31 are as follows:

in thousands	2010	2009
Inventories
Finished products	$254,840	$261,752
Raw materials	22,222	21,807
Products in process	6,036	3,907
Operating supplies and other	36,747	37,567

Total	$319,845	$325,033

In addition to the inventory balances presented above, as of December 31, 2010 and December 31, 2009, we have $16,786,000 and $21,091,000, respectively, of inventory classified as long-term assets (Other noncurrent assets) as we do not expect to sell the inventory within one year. Inventories valued under the LIFO method total $241,898,000 at December 31, 2010 and $252,494,000 at December 31, 2009. During 2010, 2009 and 2008, inventory reductions resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to the cost of current-year

Part II	68

purchases. The effect of the LIFO liquidation on 2010 results was to decrease cost of goods sold by $2,956,000 and increase net earnings by $1,763,000. The effect of the LIFO liquidation on 2009 results was to decrease cost of goods sold by $3,839,000 and increase net earnings by $2,273,000. The effect of the LIFO liquidation on 2008 results was to decrease cost of goods sold by $2,654,000 and increase net earnings by $1,605,000.

Estimated current cost exceeded LIFO cost at December 31, 2010 and 2009 by $123,623,000 and $129,424,000, respectively. We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-effecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under the methods (substantially average cost) used prior to the adoption of the LIFO method, the approximate effect on net earnings would have been a decrease of $3,890,000 in 2010, an increase of $2,043,000 in 2009 and an increase of $26,192,000 in 2008.

NOTE 4:	PROPERTY, PLANT & EQUIPMENT

Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

in thousands	2010	2009
Property, Plant & Equipment
Land and land improvements	$2,096,046	$2,080,457
Buildings	159,458	152,615
Machinery and equipment	4,222,242	4,091,209
Leaseholds	7,458	7,231
Deferred asset retirement costs	142,441	147,992
Construction in progress	65,169	173,757

Total, gross	$6,692,814	$6,653,261

Less allowances for depreciation, depletion and amortization	3,059,900	2,778,590

Total, net	$3,632,914	$3,874,671

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in thousands	2010	2009	2008
Capitalized interest cost	$3,637	$10,721	$14,243
Total interest cost incurred before recognition of the capitalized amount	185,240	185,983	187,056

Part II	69

NOTE 5:	DERIVATIVE INSTRUMENTS

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

In December 2007, we issued $325,000,000 of 3-year floating (variable) rate notes that bear interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated (notional) amount of $325,000,000. Under this agreement, we paid a fixed interest rate of 5.25% and received 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment was settled and the associated realized gain or loss was recognized. This swap agreement terminated December 15, 2010, coinciding with the maturity of the 3-year notes. For the year ended December 31, 2010, $12,075,000 of the pretax loss accumulated in OCI was reclassified to earnings in conjunction with the retirement of the related debt.

Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500,000,000. Upon the issuance of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts accumulated in other comprehensive loss are being amortized to interest expense over the term of the related debt. For the 12-month period ending December 31, 2011, we estimate that $8,201,000 of the pretax loss accumulated in OCI will be reclassified to earnings.

Derivative instruments are recognized at fair value in the accompanying Consolidated Balance Sheets. At December 31, the fair values of derivative instruments designated as hedging instruments are as follows:

		Fair Value [1]
in thousands	Balance Sheet Location	2010	2009
Liability Derivatives
Interest rate derivatives	Other accrued liabilities	$0	$11,193

Total		$0	$11,193

[1]	See Note 1 (caption Fair Value Measurements) for further discussion of the fair value determination.

The effects of the cash flow hedge derivative instruments on the accompanying Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31 are as follows:

in thousands	Location on Statement	2010	2009	2008
Interest Rate Derivatives
Loss recognized in OCI (effective portion)	Note 14	($882)	($4,633)	($12,439)
Loss reclassified from accumulated OCI (effective portion)	Interest expense	(19,619)	(16,776)	(9,142)
Gain recognized in earnings (ineffective portion and amounts excluded from effectiveness test)	Other income (expense), net	0	0	2,169

Part II	70

NOTE 6: CREDIT FACILITIES, SHORT-TERM
BORROWINGS AND LONG-TERM DEBT

Short-term borrowings at December 31 are summarized as follows:

dollars in thousands	2010	2009
Short-term Borrowings
Bank borrowings	$285,500	$0
Commercial paper	0	236,512

Total	$285,500	$236,512

Bank Borrowings
Maturity	3-74 days	n/a
Weighted-average interest rate	0.59%	n/a

Commercial Paper
Maturity	n/a	42 days
Weighted-average interest rate	n/a	0.39%

We utilize our bank lines of credit as liquidity backup for outstanding commercial paper or draw on the bank lines to access LIBOR-based short-term loans to fund our borrowing requirements. Periodically, we issue commercial paper for general corporate purposes, including working capital requirements.

Our policy is to maintain committed credit facilities at least equal to our outstanding commercial paper. Unsecured bank lines of credit totaling $1,500,000,000 were maintained at the end of 2010, all of which expire November 16, 2012. As of December 31, 2010, we had $285,500,000 of borrowings under the lines of credit. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions. Pricing of bank loans was 30 basis points (0.30 percentage points) over LIBOR based on our long-term debt ratings at December 31, 2010. Bank loans totaled $285,500,000 as of December 31, 2010, of which $35,500,000 was borrowed on an overnight basis at 0.56%, $100,000,000 was borrowed for two months at 0.581% and $150,000,000 was borrowed for three months at 0.602%.

All lines of credit extended to us in 2010, 2009 and 2008 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.

As of December 31, 2010, $63,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.

Part II	71

Long-term debt at December 31 is summarized as follows:

in thousands	2010	2009
Long-term Debt
5-year floating term loan issued 2010	$450,000	$0
10.125% 2015 notes issued 2009[1]	149,597	149,538
10.375% 2018 notes issued 2009[2]	248,391	248,270
3-year floating term loan issued 2008	0	175,000
6.30% 5-year notes issued 2008[3]	249,729	249,632
7.00% 10-year notes issued 2008[4]	399,658	399,625
3-year floating notes issued 2007	0	325,000
5.60% 5-year notes issued 2007[5]	299,773	299,666
6.40% 10-year notes issued 2007[6]	349,852	349,837
7.15% 30-year notes issued 2007[7]	249,324	249,317
Private placement notes	0	15,243
Medium-term notes	21,000	21,000
Industrial revenue bonds	14,000	17,550
Other notes	1,438	1,823

Total debt excluding short-term borrowings	$2,432,762	$2,501,501

Less current maturities of long-term debt	5,246	385,381

Total long-term debt	$2,427,516	$2,116,120

Estimated fair value of long-term debt	$2,559,059	$2,300,522

[1]	Includes decreases for unamortized discounts, as follows: December 31, 2010 — $403 thousand and December 31, 2009 — $462 thousand. The effective interest rate for these 2015 notes is 10.31%.

[2]	Includes decreases for unamortized discounts, as follows: December 31, 2010 — $1,609 thousand and December 31, 2009 — $1,730 thousand. The effective interest rate for these 2018 notes is 10.58%.

[3]	Includes decreases for unamortized discounts, as follows: December 31, 2010 — $271 thousand and December 31, 2009 — $368 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: December 31, 2010 — $342 thousand and December 31, 2009 — $375 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: December 31, 2010 — $227 thousand and December 31, 2009 — $334 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: December 31, 2010 — $148 thousand and December 31, 2009 — $163 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: December 31, 2010 — $676 thousand and December 31, 2009 — $683 thousand. The effective interest rate for these 30-year notes is 8.04%.

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

Scheduled debt payments during 2010 included $325,000,000 in December to retire the 3-year floating notes issued in 2007, and payments under various miscellaneous notes that either matured at various dates or required monthly payments. Additionally, during 2010 we voluntarily prepaid $175,000,000 (the remaining balance) of our 3-year syndicated term loan issued in 2008 ($100,000,000 in August and $75,000,000 in January), $15,000,000 of our private placement notes in August and $3,550,000 of our industrial revenue bonds in September. Scheduled debt payments during 2009 included $15,000,000 in March, June, September and December representing the quarterly payments under the 3-year syndicated term loan issued in 2008, $250,000,000 in April to retire the 6.00% 10-year notes issued in 1999, and payments under various miscellaneous notes that either matured at various dates or required monthly payments. Additionally, in November 2009 we voluntarily prepaid $50,000,000 of our 3-year syndicated term loan issued in 2008.

Part II	72

In July 2010, we established a $450,000,000 5-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). The proceeds were used to repay outstanding borrowings, including the $100,000,000 outstanding balance of our 3-year syndicated term loan issued in 2008 and all outstanding commercial paper, and for general corporate purposes. As of December 31, 2010, the spread was 2.25 percentage points (225 basis points) above the 3-month LIBOR of 0.29% for a total rate of 2.54% on the $450,000,000 outstanding balance. The spread is subject to increase if our long-term credit ratings are downgraded and is capped at 2.5 percentage points. The loan requires quarterly principal payments of $10,000,000 starting in June 2013 and a final principal payment of $360,000,000 in July 2015.

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

In June 2008, we established a $300,000,000 3-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). This term loan was prepayable at par; therefore, in addition to the quarterly principal payments of $15,000,000 for five quarters, we made prepayments of $50,000,000 in November 2009, $75,000,000 in January 2010 and paid the remaining $100,000,000 balance in August 2010.

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

In 1999, we purchased all the outstanding common shares of CalMat Co. The private placement notes were issued by CalMat in December 1996 in a series of four tranches at interest rates ranging from 7.19% to 7.66%. Principal payments on the notes began in December 2003 and were to have ended in December 2011. In August 2010, we voluntarily prepaid the remaining $15,000,000 balance of these notes.

During 1991, we issued $81,000,000 of medium-term notes ranging in maturity from 3 to 30 years, and in interest rates from 7.59% to 8.85%. The $21,000,000 in medium-term notes outstanding as of December 31, 2010 has a weighted-average maturity of 4.2 years with a weighted-average interest rate of 8.85%.

The industrial revenue bonds were assumed in November 2007 with the acquisition of Florida Rock. These variable-rate tax-exempt bonds were to have matured as follows: $2,250,000 in June 2012, $1,300,000 in January 2021 and $14,000,000 in November 2022. The first two bond maturities were collateralized by certain property, plant & equipment and were prepaid in September 2010. The remaining $14,000,000 of bonds is backed by a letter of credit.

Other notes of $1,438,000 as of December 31, 2010 were issued at various times to acquire land or businesses or were assumed in business acquisitions.

Part II	73

The total (principal and interest) payments of long-term debt, including current maturities, for the five years subsequent to December 31, 2010 are as follows:

in thousands	Total	Principal	Interest
Payments of Long-term Debt
2011	$161,622	$5,246	$156,376
2012	459,551	300,202	159,349
2013	427,529	290,166	137,363
2014	170,904	40,177	130,727
2015	650,558	530,145	120,413

Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. Our bank credit facilities (term loan and unsecured bank lines of credit) contain a covenant that our percentage of consolidated debt to total capitalization (total debt as a percentage of total capital) may not exceed 65%. Our total debt as a percentage of total capital was 40.7% as of December 31, 2010 and 40.4% as of December 31, 2009.

NOTE 7:	OPERATING LEASES

Total rental expense from continuing operations under operating leases primarily for machinery and equipment, exclusive of rental payments made under leases of one month or less, is summarized as follows:

in thousands	2010	2009	2008
Operating Leases
Minimum rentals	$33,573	$36,976	$34,263
Contingent rentals (based principally on usage)	27,418	25,846	39,169

Total	$60,991	$62,822	$73,432

Future minimum operating lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases, as of December 31, 2010 are payable as follows:

in thousands
Future Minimum Operating Lease Payments
2011	$26,564
2012	21,426
2013	16,014
2014	8,115
2015	5,466
Thereafter	25,921

Total	$103,506

Lease agreements frequently include renewal options and require that we pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements.

Part II	74

NOTE 8: ACCRUED ENVIRONMENTAL
REMEDIATION COSTS

Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs as follows:

in thousands	2010	2009
Accrued Environmental Remediation Costs
Continuing operations	$6,138	$7,830
Retained from former Chemicals business	4,645	5,001

Total	$10,783	$12,831

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $5,820,000 at December 31, 2010 and $6,813,000 at December 31, 2009. The short-term portion of these accruals is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, CalMat and Tarmac facilities acquired in 2007, 1999 and 2000, respectively. The balances noted above for Chemicals relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business.

NOTE 9:	INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes are as follows:

in thousands	2010	2009	2008
Earnings (Loss) from Continuing Operations before Income Taxes
Domestic	($213,598)	($43,180)	$45,445
Foreign	21,392	23,959	29,613

Total	($192,206)	($19,221)	$75,058

Provision (benefit) for income taxes for continuing operations consists of the following:

in thousands	2010	2009	2008
Provision (Benefit) for Income Taxes for Continuing Operations
Current
Federal	($46,671)	($3,965)	$64,428
State and local	3,909	7,034	20,883
Foreign	4,957	3,037	7,035

Total	(37,805)	6,106	92,346

Deferred
Federal	(52,344)	(37,790)	(18,978)
State and local	1,422	(5,794)	(1,724)
Foreign	(936)	(391)	47

Total	(51,858)	(43,975)	(20,655)

Total provision (benefit)	($89,663)	($37,869)	$71,691

Part II	75

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

dollars in thousands	2010		2009		2008
Income tax provision (benefit) at the federal statutory tax rate of 35%	($67,272)	35.0%	($6,727)	35.0%	$26,272	35.0%

Increase (Decrease) in Income Tax Provision (Benefit) Resulting from
Statutory depletion	(20,301)	10.6%	(19,464)	101.3%	(28,063)	-37.4%
State and local income taxes, net of federal income tax benefit	3,465	-1.8%	1,457	-7.6%	11,127	14.8%
Nondeductible expense	1,583	-0.8%	1,694	-8.8%	1,619	2.2%
Goodwill impairment	0	0.0%	0	0.0%	65,031	86.6%
ESOP dividend deduction	(1,665)	0.9%	(2,408)	12.5%	(3,017)	-4.0%
U.S. Production Activities deduction	0	0.0%	0	0.0%	(2,203)	-2.9%
Recapture U.S. Production Activities deduction (2007 and 2008)	2,993	-1.6%	0	0.0%	0	0.0%
Fair market value over tax basis of contributions	(3,223)	1.7%	(2,931)	15.3%	(3,814)	-5.1%
Foreign tax rate differential	(3,331)	1.7%	(4,461)	23.2%	(4,955)	-6.6%
Tax loss on sale of stock — divestiture	0	0.0%	(4,143)	21.6%	0	0.0%
Reversal cash surrender value — COLI plans	(448)	0.2%	(412)	2.1%	(486)	-0.6%
Prior year true up adjustments	(1,095)	0.6%	375	-2.0%	1,932	2.5%
Provision (benefit) for uncertain tax positions	1,017	-0.5%	(451)	2.3%	1,516	2.0%
Gain on sale of goodwill on divested assets	0	0.0%	0	0.0%	6,937	9.3%
Other	(1,386)	0.6%	(398)	2.1%	(205)	-0.3%

Total income tax provision (benefit)	($89,663)	46.6%	($37,869)	197.0%	$71,691	95.5%

Part II	76

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in thousands	2010	2009
		(As Restated See Note 20)
Deferred Tax Assets Related to
Pensions	$21,630	$63,881
Other postretirement benefits	52,366	46,718
Accruals for asset retirement obligations and environmental accruals	28,605	23,128
Accounts receivable, principally allowance for doubtful accounts	2,770	3,165
Deferred compensation, vacation pay and incentives	77,793	65,308
Interest rate swaps	27,022	34,468
Self-insurance reserves	31,445	19,022
Federal net operating loss carryforward	25,629	0
State net operating loss carryforwards	26,663	12,459
Valuation allowance on state net operating loss carryforwards	(20,721)	(10,768)
Other	35,740	24,070

Total deferred tax assets	308,942	281,451

Deferred Tax Liabilities Related to
Inventory	1,768	6,134
Fixed assets	820,627	850,799
Intangible assets	269,207	250,189
Other	12,994	12,286

Total deferred tax liabilities	1,104,596	1,119,408

Net deferred tax liability	$795,654	$837,957

The above amounts are reflected in the accompanying Consolidated Balance Sheets as of December 31 as follows:

in thousands	2010	2009
		(As Restated See Note 20)
Deferred Income Taxes
Current assets	($53,794)	($56,017)
Deferred liabilities	849,448	893,974

Net deferred tax liability	$795,654	$837,957

Our determination of the realization of deferred tax assets is based on our judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize the realization of deferred tax assets. We believe that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, we do not believe that it is more likely than not that all of our state net operating loss carryforwards will be realized in future periods. At December 31, 2010 and December 31, 2009, we had deferred tax assets for state net operating loss carryforwards of $26,663,000 and $12,459,000, respectively, for which we have established valuation allowances of $20,721,000 and $10,768,000, respectively. The state net operating losses relate to jurisdictions with either 15-year or 20-year carryforward periods, and relate to losses generated in years from 2007 forward. As a result, the vast majority of the loss carryforwards do not begin to expire until 2022.

Part II	77

In 2010, we generated a deferred tax asset for a federal net operating loss carryforward of $25,629,000 which if left unused will expire in 2030. Additionally, at December 31, 2010 we had deferred tax assets of $8,324,000 for charitable contribution carryforwards and $22,816,000 for foreign tax carryforwards. The carryforward periods available for utilization for charitable contribution and foreign tax credit carryforwards are five years and ten years, respectively. Based on our analysis, we have concluded that it is more likely than not that each of these carryforwards will be utilized in their respective carryforward periods. As a result, no valuation allowance has been established against the deferred tax assets related to the federal net operating loss carryforward, the charitable contribution carryforwards or the foreign tax credit carryforwards.

As of December 31, 2010, income tax receivables of $39,529,000 are included in accounts and notes receivable in the accompanying Consolidated Balance Sheet. These receivables largely relate to prior year federal overpayments and net operating loss carrybacks. There were similar receivables of $25,702,000 as of December 31, 2009.

Uncertain tax positions and the resulting unrecognized income tax benefits are discussed in our accounting policy for income taxes (See Note 1, caption Income Taxes). The change in the unrecognized income tax benefits for the years ended 2010, 2009 and 2008 is reconciled below:

in thousands	2010	2009	2008
Unrecognized income tax benefits as of January 1	$20,974	$18,131	$7,480

Increases for tax positions related to
Prior years	14,685	1,108	482
Current year	1,447	5,667	6,189
Acquisitions	0	0	5,250
Decreases for tax positions related to
Prior years	(8,028)	(9)	(1,009)
Current year	0	0	0
Settlements with taxing authorities	0	(482)	(261)
Expiration of applicable statute of limitations	(1,003)	(3,441)	0

Unrecognized income tax benefits as of December 31	$28,075	$20,974	$18,131

We classify interest and penalties recognized on the liability for unrecognized income tax benefits as income tax expense. Interest and penalties recognized as income tax expense (benefit) were $1,525,000 in 2010, $472,000 in 2009 and ($202,000) in 2008. The balance of accrued interest and penalties included in our liability for unrecognized income tax benefits as of December 31 was $4,496,000 in 2010, $3,112,000 in 2009 and $1,376,000 in 2008.

Our unrecognized income tax benefits at December 31 in the table above include $12,038,000 in 2010, $12,181,000 in 2009 and $12,724,000 in 2008 that would affect the effective tax rate if recognized.

We are routinely examined by various taxing authorities. The U.S. federal statutes of limitations for both 2007 and 2006 were extended to December 31, 2011, with no anticipated significant tax increase or decrease to any single tax position expected. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years prior to 2006.

We have not recognized deferred income taxes on $52,138,000 of undistributed earnings from one of our foreign subsidiaries because we consider such earnings as indefinitely reinvested. If we distribute the earnings in the form of dividends, the distribution would be subject to U.S. income taxes. In this event, the amount of deferred income taxes to be recognized is $18,248,000.

Part II	78

NOTE 10:	BENEFIT PLANS

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

Additionally, we sponsor unfunded, nonqualified pension plans, including one such plan assumed in the Florida Rock acquisition. The projected benefit obligation, accumulated benefit obligation and fair value of assets for these plans were: $77,400,000, $72,000,000 and $0 at December 31, 2010 and $70,089,000, $63,220,000 and $0 at December 31, 2009. Approximately $9,000,000 and $8,700,000 of the obligations at December 31, 2010 and December 31, 2009, respectively, relate to existing Florida Rock retirees receiving benefits under the assumed plan.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2010	2009
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$709,783	$620,845
Service cost	19,217	18,638
Interest cost	41,621	41,941
Actuarial loss	27,094	61,019
Benefits paid	(36,331)	(32,660)

Projected benefit obligation at end of year	$761,384	$709,783

Change in Plan Assets
Fair value of assets at beginning of year	$493,646	$418,977
Actual return on plan assets	94,629	79,713
Employer contribution	78,359	27,616
Benefits paid	(36,331)	(32,660)

Fair value of assets at end of year	$630,303	$493,646

Funded status	($131,081)	($216,137)

Net amount recognized	($131,081)	($216,137)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$1,083	$0
Current liabilities	(5,028)	(4,104)
Noncurrent liabilities	(127,136)	(212,033)

Net amount recognized	($131,081)	($216,137)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$202,135	$225,301
Prior service cost	938	1,398

Total amount recognized	$203,073	$226,699

The accumulated benefit obligation and the projected benefit obligation exceeded plan assets for our Salaried Plan and Construction Materials Hourly Plans at December 31, 2010 and 2009 and for our Chemicals Hourly Plan at December 31, 2009.

Part II	79

Plan assets exceeded the accumulated benefit obligation by $2,272,000 and the projected benefit obligation by $1,083,000 for our Chemicals Hourly Plan at December 31, 2010.

The accumulated benefit obligation for all defined benefit pension plans was $719,447,000 at December 31, 2010 and $669,171,000 at December 31, 2009.

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

dollars in thousands	2010	2009	2008
Components of Net Periodic Pension Benefit Cost
Service cost	$19,217	$18,638	$19,166
Interest cost	41,621	41,941	39,903
Expected return on plan assets	(50,122)	(46,505)	(51,916)
Amortization of prior service cost	460	460	460
Amortization of actuarial loss	5,752	1,651	560

Net periodic pension benefit cost	$16,928	$16,185	$8,173

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	($17,413)	$27,811	$259,308
Prior service credit	0	0	0
Reclassification of actuarial loss to net periodic pension benefit cost	(5,752)	(1,651)	(560)
Reclassification of prior service cost to net periodic pension benefit cost	(460)	(460)	(460)

Amount recognized in other comprehensive income	($23,625)	$25,700	$258,288

Amount recognized in net periodic pension benefit cost and other comprehensive income	($6,697)	$41,885	$266,461

Assumptions
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.92%	6.60%	6.45%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase (for salary-related plans)	3.40%	4.75%	4.75%

Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	5.49%	5.92%
Rate of compensation increase (for salary-related plans)	3.50%	3.40%

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost during 2011 are $10,693,000 and $340,000, respectively.

Assumptions regarding our expected return on plan assets are based primarily on judgments made by us and our Board’s Finance and Pension Funds Committee. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors, and the opinions of market professionals. We base our expected return on long-term investment expectations. At December 31, 2010, the expected return on plan assets used to determine 2011 pension benefit cost was reduced to 8.00% from 8.25% to reflect the expected shift to higher fixed-income allocations.

Part II	80

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

Our current strategy for implementing this policy is to invest a relatively high proportion in publicly traded equities and moderate amounts in publicly traded debt and private, nonliquid opportunities, such as venture capital, commodities, buyout funds and mezzanine debt. The target allocation ranges for plan assets are as follows: equity securities — 50% to 77%; debt securities — 15% to 27%; specialty investments — 10% to 20%; and cash reserves — 0% to 5%. Equity securities include domestic investments and foreign equities in the Europe, Australia and Far East (EAFE) and International Finance Corporation (IFC) Emerging Market Indices. Debt securities include domestic debt instruments, while specialty investments include investments in venture capital, buyout funds, mezzanine debt private partnerships and an interest in a commodity index fund.

The fair values of our pension plan assets at December 31, 2010 and 2009 by asset category are as follows:

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2010

in thousands	Total	Level 1 [1]	Level 2 [1]	Level 3 [1]
Asset Category
Debt securities	$127,501	$0	$127,193	$308
Investment funds
Bond funds	0	0	0	0
Commodity funds	29,270	0	29,270	0
Equity funds	361,318	128	361,190	0
Short-term funds	15,967	2	15,965	0
Venture capital and partnerships	96,244	0	0	96,244
Other	3	0	3	0

Total pension plan assets	$630,303	$130	$533,621	$96,552

[1]	See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2009

in thousands	Total	Level 1 [1]	Level 2 [1]	Level 3 [1]
Asset Category
Debt securities	$163,967	$0	$163,647	$320
Investment funds
Bond funds	4,650	4,647	3	0
Commodity funds	23,093	0	23,093	0
Equity funds	166,005	0	166,005	0
Short-term funds	37,308	0	37,308	0
Venture capital and partnerships	93,262	0	0	93,262
Other	5,361	1,995	3,366	0

Total pension plan assets	$493,646	$6,642	$393,422	$93,582

[1]	See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

As of December 31, 2008, our Master Pension Trust had assets invested at Westridge Capital Management, Inc. (WCM) with a reported fair value of $59,245,000. In February 2009, the New York District Court appointed a receiver over WCM due to allegations of fraud and other violations of federal commodities and securities laws by principals of a WCM affiliate. In light of these allegations, we reassessed the fair value of our investments at WCM and recorded a $48,018,000 write-down in the estimated fair value of these assets for the year ended December 31, 2008. WCM assets of $11,227,000 at December 31, 2010 are included in the Equity funds asset category in the table above. All identifiable assets of WCM are currently held by a court-appointed receiver. During 2010, the court-appointed receiver released $6,555,000 as a partial distribution and the

Part II	81

Master Pension Trust received a $15,000,000 insurance settlement related to our WCM loss. We intend to pursue all appropriate legal actions to recover additional amounts of our investments.

At each measurement date, we estimate the fair value of our pension assets using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our pension assets. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of our pension assets. The following describes the types of investments included in each asset category listed in the table above and the valuation techniques we used to determine the fair values as of December 31, 2010.

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

Investment funds consist of exchange traded and non-exchange traded funds. The bond funds asset category consists primarily of U.S. government and corporate debt securities. The commodity fund asset category consists of a single open-end commodity mutual fund. The equity funds asset category consists of index funds for domestic equities and an actively managed fund for international equities. The short-term funds asset category consists of a collective investment trust invested in highly liquid, short-term debt securities. For investment funds publicly traded on a national securities exchange, the fair value is based on quoted market prices. For investment funds not traded on an exchange, the total fair value of the underlying securities is used to determine the net asset value for each unit of the fund held by the pension fund. The estimated fair values of the underlying securities are generally valued based on quoted market prices. For securities without quoted market prices, other observable market inputs are utilized to determine the fair value.

The venture capital and partnerships asset category consists of various limited partnership funds, mezzanine debt funds and leveraged buyout funds. The fair value of these investments has been estimated based on methods employed by the general partners, including consideration of, among other things, reference to third-party transactions, valuations of comparable companies operating within the same or similar industry, the current economic and competitive environment, creditworthiness of the corporate issuer, as well as market prices for instruments with similar maturity, term, conditions and quality ratings. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of these securities.

Part II	82

A reconciliation of the fair value measurements of our pension plan assets using significant unobservable inputs (Level 3) for the annual periods ended December 31 is presented below:

FAIR VALUE MEASUREMENTS
USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)

		Venture
	Debt	Capital and
in thousands	Securities	Partnerships	Total
Balance at December 31, 2008	$342	$94,744	$95,086

Actual return on plan assets
Relating to assets still held at December 31, 2009	2	(7,793)	(7,791)
Relating to assets sold during the year ended December 31, 2009	0	0	0
Purchases, sales and settlements	(24)	6,311	6,287
Transfers in (out) of Level 3	0	0	0

Balance at December 31, 2009	$320	$93,262	$93,582

Actual return on plan assets
Relating to assets still held at December 31, 2010	1	4,727	4,728
Relating to assets sold during the year ended December 31, 2010	0	0	0
Purchases, sales and settlements	(13)	(1,745)	(1,758)
Transfers in (out) of Level 3	0	0	0

Balance at December 31, 2010	$308	$96,244	$96,552

Total employer contributions for the pension plans are presented below:

in thousands	Pension
Employer Contributions
2008	$3,127
2009	27,616
2010	78,359
2011 (estimated)	5,028

We contributed $72,500,000 ($18,636,000 in cash and $53,864,000 in stock — 1,190,000 shares valued at $45.26 per share) in March 2010 and an additional $1,300,000 in July 2010 to our qualified pension plans for the 2009 plan year. These contributions, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans through 2012. In addition to the contributions to our qualified pension plans, we made $4,559,000 of benefit payments for our non-qualified plans during 2010 and expect to make payments of $5,028,000 during 2011 for our non-qualified plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Pension
Estimated Future Benefit Payments
2011	$38,653
2012	40,755
2013	41,184
2014	51,901
2015	49,700
2016-2020	273,109

Part II	83

Certain of our domestic hourly employees in unions are covered by multi-employer defined benefit pension plans. Contributions to these plans approximated $6,842,000 in 2010, $6,991,000 in 2009 and $8,008,000 in 2008. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union-administered plans are not determinable from available information. As of December 31, 2010, a total of 16% of our domestic hourly labor force were covered by collective bargaining agreements. Of such employees covered by collective bargaining agreements, 9% were covered by agreements that expire in 2011. We also employ 245 union employees in Mexico, none of whom are participants in multi-employer pension plans.

In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2010 and 2009. The accrued costs for the supplemental retirement plan were $1,381,000 at December 31, 2010 and $1,034,000 at December 31, 2009.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, Health Care Reform) were signed into law. We estimated the impact of Health Care Reform on our postretirement benefit obligations and reflected it in our December 31, 2010 measurement. Subsequently, we applied and were approved for the Early Retiree Reinsurance Program (ERRP). Due to the uncertain nature of ERRP, its impact was not reflected in our postretirement benefit obligations.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2010	2009
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$118,313	$112,837
Service cost	4,265	3,912
Interest cost	6,651	7,045
Actuarial loss	11,730	974
Benefits paid	(7,242)	(6,455)

Projected benefit obligation at end of year	$133,717	$118,313

Change in Plan Assets
Fair value of assets at beginning of year	$0	$0
Actual return on plan assets	0	0

Fair value of assets at end of year	$0	$0

Funded status	($133,717)	($118,313)

Net amount recognized	($133,717)	($118,313)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	($9,100)	($8,323)
Noncurrent liabilities	(124,617)	(109,990)

Net amount recognized	($133,717)	($118,313)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$30,008	$19,165
Prior service credit	(4,815)	(5,543)

Total amount recognized	$25,193	$13,622

Part II	84

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in thousands	2010	2009	2008
Components of Net Periodic Postretirement Benefit Cost
Service cost	$4,265	$3,912	$5,224
Interest cost	6,651	7,045	6,910
Expected return on plan assets	0	0	0
Amortization of prior service credit	(728)	(823)	(839)
Amortization of actuarial loss	887	598	1,020

Net periodic postretirement benefit cost	$11,075	$10,732	$12,315

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$11,730	$974	($3,792)
Prior service cost	0	0	100
Reclassification of actuarial loss to net periodic postretirement benefit cost	(887)	(598)	(1,020)
Reclassification of prior service credit to net periodic postretirement benefit cost	728	823	839

Amount recognized in other comprehensive income	$11,571	$1,199	($3,873)

Amount recognized in net periodic postretirement benefit cost and other comprehensive income	$22,646	$11,931	$8,442

Assumptions
Assumed Healthcare Cost Trend Rates at December 31
Healthcare cost trend rate assumed for next year	8.00%	8.50%	9.00%
Rate to which the cost trend rate gradually declines	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to maintain	2017	2017	2017
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.45%	6.65%	6.10%
Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	4.95%	5.45%	6.65%

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during 2011 are $1,340,000 and $674,000, respectively.

Part II	85

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

	One-percentage-point	One-percentage-point
in thousands	Increase	Decrease
Effect on total of service and interest cost	$1,137	($992)
Effect on postretirement benefit obligation	12,144	(10,745)

Total employer contributions for the postretirement plans are presented below:

in thousands	Postretirement
Employer Contributions
2008	$6,389
2009	6,455
2010	7,242
2011 (estimated)	9,100

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Postretirement
Estimated Future Benefit Payments
2011	$9,100
2012	9,609
2013	9,966
2014	11,187
2015	11,085
2016–2020	63,356

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in thousands	Postretirement
Participants Contributions
2008	$1,460
2009	1,673
2010	1,829

PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS

Each year we review our assumptions about the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2010, the discount rates for our various plans ranged from 4.55% to 5.60%.

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2010, we reduced the expected return on plan assets to 8.00% from 8.25%.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2010, we increased our projected weighted-average rate of compensation increase to 3.50% from 3.40%.

Part II	86

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2010, our assumed rate of increase in the per capita cost of covered healthcare benefits remained at 8.0% for 2011, decreasing each year until reaching 5.0% in 2017 and remaining level thereafter.

DEFINED CONTRIBUTION PLANS

We sponsor three defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. As stated above, effective July 15, 2007, we amended our defined benefit pension plans and our defined contribution 401(k) plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and nonunion hourly employees hired on or after July 15, 2007 are eligible for a single defined contribution 401(k)/Profit-Sharing plan. Expense recognized in connection with these plans totaled $15,273,000 in 2010, $13,361,000 in 2009 and $16,930,000 in 2008.

NOTE 11: INCENTIVE PLANS

SHARE-BASED COMPENSATION PLANS

Our 2006 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 5,400,000.

DEFERRED STOCK UNITS — Deferred stock units were granted to executive officers and key employees from 2001 through 2005. These awards vest ratably in years 6 through 10 following the date of grant, accrue dividend equivalents starting one year after grant, carry no voting rights and become payable upon vesting. A single deferred stock unit entitles the recipient to one share of common stock upon vesting. Vesting is accelerated upon retirement at age 62 or older, death, disability or change of control as defined in the award agreement. Nonvested units are forfeited upon termination of employment for any other reason. Expense provisions referable to these awards amounted to $897,000 in 2010, $1,317,000 in 2009 and $1,206,000 in 2008.

The fair value of deferred stock units is estimated as of the date of grant based on the market price of our stock on the grant date. The following table summarizes activity for nonvested deferred stock units during the year ended December 31, 2010:

		Weighted-average
	Number	Grant Date
	of Shares	Fair Value
Deferred Stock Units
Nonvested at January 1, 2010	173,502	$43.19
Granted	0	$0.00
Dividend equivalents accrued	5,686	$44.77
Vested	(58,808)	$40.54
Canceled/forfeited	(143)	$39.49

Nonvested at December 31, 2010	120,237	$44.45

PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of target. For awards granted prior to 2010, 50% of the payment is based upon our three-year-average Total Shareholder Return (TSR) performance relative to the three-year-average TSR performance of the S&P 500®. The remaining 50% of the payment is based upon the achievement of established internal financial performance targets. For awards granted in 2010, the payment is based solely upon our relative three-year-average TSR performance. Performance share awards vest on December 31 of the third year after date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to these awards amounted to $7,562,000 in 2010, $5,350,000 in 2009, and $6,227,000 in 2008.

Part II	87

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. Compensation cost is adjusted for the actual outcome of the internal financial performance target. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2010:

	Target	Weighted-average
	Number	Grant Date
	of Shares	Fair Value
Performance Shares
Nonvested at January 1, 2010	373,558	$54.34
Granted	237,940	$40.34
Vested	(138,697)	$68.41
Canceled/forfeited	(15,230)	$48.06

Nonvested at December 31, 2010	457,571	$42.99

During 2009 and 2008, the weighted-average grant date fair value of performance shares granted was $45.72 and $68.41, respectively.

STOCK OPTIONS/SOSARS — Stock options/SOSARs granted have an exercise price equal to the market value of our underlying common stock on the date of grant. With the exceptions of the stock option grants awarded in December 2005 and January 2006, the options/SOSARs vest ratably over 3 or 5 years and expire 10 years subsequent to the grant. The options awarded in December 2005 and January 2006 were fully vested on the date of grant and expire 10 years subsequent to the grant date. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested awards are forfeited upon termination for any other reason. Prior to the acquisition of Florida Rock, shares issued upon the exercise of stock options were issued from treasury stock. Since that acquisition, these shares are issued from our authorized and unissued common stock.

The fair value of stock options/SOSARs is estimated as of the date of grant using the Black-Scholes option pricing model. Compensation cost for stock options/SOSARs is based on this grant date fair value and is recognized for awards that ultimately vest. The following table presents the weighted-average fair value and the weighted-average assumptions used in estimating the fair value of grants for the years ended December 31:

	2010	2009	2008
Stock Options/SOSARs
Fair value	$12.05	$14.74	$19.76
Risk-free interest rate	3.15%	2.14%	3.21%
Dividend yield	2.00%	2.22%	2.07%
Volatility	27.58%	35.04%	28.15%
Expected term	7.50 years	7.50 years	7.25 years

The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period approximating the option’s/SOSAR’s expected term. The dividend yield assumption is based on our historical dividend payouts. The volatility assumption is based on the historical volatility and expectations about future volatility of our common stock over a period equal to the option’s/SOSAR’s expected term and the market-based implied volatility derived from options trading on our common stock. The expected term is based on historical experience and expectations about future exercises and represents the period of time that options/SOSARs granted are expected to be outstanding.

Part II	88

A summary of our stock option/SOSAR activity as of December 31, 2010 and changes during the year are presented below:

			Weighted-average
			Remaining	Aggregate
	Number	Weighted-average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Life (Years)	(in thousands)
Stock Options/SOSARs
Outstanding at January 1, 2010	6,432,576	$56.17
Granted	602,920	$43.05
Exercised	(474,080)	$43.40
Forfeited or expired	(82,120)	$49.76

Outstanding at December 31, 2010	6,479,296	$55.97	4.86	$6,885

Vested and expected to vest	6,468,206	$55.99	4.85	$6,872

Exercisable at December 31, 2010	5,085,701	$58.23	3.88	$6,017

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options/SOSARs) that would have been received by the option holders had all options/SOSARs been exercised on December 31, 2010. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options exercised for the years ended December 31 are as follows:

in thousands	2010	2009	2008
Aggregate intrinsic value of options exercised	$1,830	$4,903	$23,714

To the extent the tax deductions exceed compensation cost recorded, the tax benefit is reflected as a component of shareholders’ equity in our Consolidated Balance Sheets. The following table presents cash and stock consideration received and tax benefit realized from stock option/SOSAR exercises and compensation cost recorded referable to stock options/SOSARs for the years ended December 31:

in thousands	2010	2009	2008
Stock Options/SOSARs
Cash and stock consideration received from exercises	$20,502	$22,719	$29,278
Tax benefit from exercises	733	1,965	9,502
Compensation cost	11,288	15,195	10,367

CASH-BASED COMPENSATION PLANS

We have incentive plans under which cash awards may be made annually to officers and key employees. Expense provisions referable to these plans amounted to $5,080,000 in 2010, $1,954,000 in 2009 and $5,239,000 in 2008.

Part II	89

NOTE 12: COMMITMENTS AND
CONTINGENCIES

We have commitments in the form of unconditional purchase obligations as of December 31, 2010. These include commitments for the purchase of property, plant & equipment of $9,812,000 and commitments for noncapital purchases of $68,297,000. These commitments are due as follows:

Unconditional
Purchase
in thousands	Obligations
Property, Plant & Equipment
2011	$9,812
Thereafter	0

Total	$9,812

Noncapital
2011	$21,208
2012–2013	23,620
2014–2015	10,519
Thereafter	12,950

Total	$68,297

Expenditures under the noncapital purchase commitments totaled $111,141,745 in 2010, $99,838,000 in 2009 and $132,543,000 in 2008.

We have commitments in the form of minimum royalties under mineral leases as of December 31, 2010 in the amount of $227,173,000, due as follows:

Mineral
in thousands	Leases
Mineral Royalties
2011	$19,270
2012–2013	37,010
2014–2015	32,144
Thereafter	138,749

Total	$227,173

Expenditures for mineral royalties under mineral leases totaled $43,111,000 in 2010, $43,501,000 in 2009 and $50,697,000 in 2008.

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue such letters to back our obligations to pay or perform when required to do so according to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Our standby letters of credit as of December 31, 2010 are summarized in the table below:

in thousands
Standby Letters of Credit
Risk management requirement for insurance claims	$40,412
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	10,111
Financing requirement for industrial revenue bond	14,230

Total standby letters of credit	$64,886

Part II	90

Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all our standby letters of credit have a one-year term and are renewable annually at the option of the beneficiary. Of the total $64,886,000 outstanding standby letters of credit as of December 31, 2010, $61,854,000 are backed by our $1,500,000,000 credit facility which expires November 16, 2012.

As described in Note 2, we may be required to make cash payments in the form of a transaction bonus to certain key former Chemicals employees. The transaction bonus is contingent upon the amounts received under the two earn-out agreements entered into in connection with the sale of the Chemicals business. Amounts due are payable annually based on the prior year’s results. Based on the total cumulative receipts from the two earn-outs, we paid $882,000 in transaction bonuses during 2010. Future expense, if any, is dependent upon our receiving sufficient cash receipts under the remaining (5CP) earn-out and will be accrued in the period the earn-out income is recognized.

As described in Note 9, our liability for unrecognized tax benefits is $28,075,000 as of December 31, 2010.

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

In addition to these lawsuits in which we are involved in the ordinary course of business, certain other legal proceedings are specifically described below.

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

IDOT/JOLIET ROAD — In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. On May 18, 2010, we settled this lawsuit for $40,000,000 and recognized the full settlement as a charge to operations in the second quarter of 2010. Under the terms of the settlement we paid IDOT $20,000,000 in May 2010 and we paid the second installment of $20,000,000 on February 17, 2011. We are taking appropriate actions, including participating in two arbitrations in 2011, to recover the settlement amount in excess of the self-insured retention of $2,000,000, as well as a portion of our defense costs from our

Part II	91

insurers. In February 2011, we completed the first arbitration with two of our three insurers. The arbitration panel awarded us a total of $25,546,000 in payment of their share of the settlement amount and attorneys’ fees. This award will be recorded as income in the first quarter of 2011.

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

PERCHLOROETHYLENE CASES

We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to any of these matters, which are listed below:

▪	CALIFORNIA WATER SERVICE COMPANY — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al., now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. Discovery is ongoing.

▪	CITY OF SUNNYVALE CALIFORNIA — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Discovery is ongoing. A trial date of January 9, 2012 has been set.

▪	SUFFOLK COUNTY WATER AUTHORITY — On May 4, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the United States District Court for the Eastern District of New York. This case was subsequently dismissed and refiled in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its degradation products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. Discovery is ongoing.

▪	UNITED STATES VIRGIN ISLANDS

Government of the United States; Department of Planning and Natural Resources; and Commissioner Robert Mathes, in his capacity as Trustee for the Natural Resources of the Territory of The United States Virgin Islands v. Vulcan Materials Company, et al. This case has been dismissed, and we will not report on it further.

L’Henry, Inc., d/b/a O’Henry Cleaners and Cyril V. Francois, LLC v. Vulcan and Dow. Plaintiffs are the owners of a dry cleaning business on St. Thomas. It was alleged that perc from the dry cleaner contributed to the contamination of the Tutu Wells aquifer, and that Vulcan, as a perc manufacturer, failed to properly warn the dry cleaner of the proper disposal method for perc, resulting in unspecified damages to the dry cleaner. This matter was settled in December 2010 for an immaterial amount.

▪	ADDAIR — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege

Part II	92

various personal injuries from exposure to perc used in coal sink labs. The perc manufacturing defendants, including Vulcan, have filed a motion for summary judgment. The Court has yet to rule on the motion but in the interim has stayed the litigation. As such, there has been no activity on this matter pending the Court’s ruling.

▪	WEST VIRGINIA COAL SINK LAB LITIGATION — This is a mass tort action consisting of over 100 cases filed in 17 different counties in West Virginia from September 1 to October 13, 2010, for medical monitoring and personal injury damages for exposure to perc used in coal sink labs. The West Virginia Supreme Court of Appeals, in an order entered January 19, 2011, transferred all of these cases (referred to as Jeffrey Blount v. Arkema, Inc., et al. ) to the West Virginia Mass Litigation Panel. No discovery has been conducted in this matter.

▪	SANTARSIERO — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. The plaintiff alleges personal injury (kidney cancer) from exposure to perc. We were brought in as a third-party defendant by original defendant R.V. Davies. Discovery is ongoing.

▪	R.R. STREET INDEMNITY — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which we have now settled. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We are having ongoing discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in Note 1 under the caption Claims and Litigation Including Self-insurance.

NOTE 13: SHAREHOLDERS’ EQUITY

In March 2010, we issued 1,190,000 shares of common stock to our qualified pension plan (par value of $1 per share) as described in Note 10. This transaction increased shareholders’ equity by $53,864,000 (common stock $1,190,000 and capital in excess of par $52,674,000).

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

We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were as follows: 2010 — issued 882,131 shares for cash proceeds of $41,734,000; and 2009 — issued 1,135,510 shares for cash proceeds of $52,691,000.

During 2009 and 2008, we issued 789,495 and 1,151,638 shares of common stock, respectively, in connection with business acquisitions.

There were no shares held in treasury as of December 31, 2010, 2009 and 2008 and no shares purchased during any of these three years. As of December 31, 2010, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

Part II	93

NOTE 14:	OTHER
COMPREHENSIVE INCOME

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. The components of other comprehensive income are presented in the accompanying Consolidated Statements of Earnings and Comprehensive Income and Consolidated Statements of Shareholders’ Equity, net of applicable taxes.

The amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Before-tax	Tax (Expense)	Net-of-tax
in thousands	Amount	Benefit	Amount
Other Comprehensive Income (Loss)
December 31, 2010
Fair value adjustment to cash flow hedges	($882)	$401	($481)
Reclassification adjustment for cash flow hedge amounts included in net earnings	19,619	(8,910)	10,709
Adjustment for funded status of pension and postretirement benefit plans	5,683	(2,482)	3,201
Amortization of pension and postretirement plan actuarial loss and prior service cost	6,371	(2,781)	3,590

Total other comprehensive income (loss)	$30,791	($13,772)	$17,019

December 31, 2009
Fair value adjustment to cash flow hedges	($4,643)	$1,895	($2,748)
Reclassification adjustment for cash flow hedge amounts included in net earnings	16,728	(6,826)	9,902
Adjustment for funded status of pension and postretirement benefit plans	(28,784)	11,417	(17,367)
Amortization of pension and postretirement plan actuarial loss and prior service cost	1,886	(748)	1,138

Total other comprehensive income (loss)	($14,813)	$5,738	($9,075)

December 31, 2008
Fair value adjustment to cash flow hedges	($12,190)	$9,550	($2,640)
Reclassification adjustment for cash flow hedge amounts included in net earnings	9,088	(7,120)	1,968
Adjustment for funded status of pension and postretirement benefit plans	(255,616)	101,517	(154,099)
Amortization of pension and postretirement plan actuarial loss and prior service cost	1,201	(477)	724

Total other comprehensive income (loss)	($257,517)	$103,470	($154,047)

Part II	94

Amounts accumulated in other comprehensive income (loss), net of tax, at December 31, are as follows:

in thousands	2010	2009	2008
Accumulated Other Comprehensive Loss
Cash flow hedges	($39,137)	($49,365)	($56,519)
Pension and postretirement plans	(138,202)	(144,993)	(128,763)

Total	($177,339)	($194,358)	($185,282)

NOTE 15: SEGMENT REPORTING

We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Historically, we combined our Asphalt mix and Concrete operating segments into one reporting segment as the products are similar in nature and the businesses exhibited similar economic characteristics, production processes, types and classes of customer, methods of distribution and regulatory environments. In an effort to provide more meaningful information to the public, these two segments are now reported separately. We have recast our 2009 and 2008 data to reflect this change in reportable segments to conform to the current period’s presentation.

The Aggregates segment produces and sells aggregates and related products and services in all eight regional divisions. During 2010, the Aggregates segment principally served markets in 21 states and the District of Columbia, the Bahamas and Mexico with a full line of aggregates, and 3 additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic net sales were $23,380,000 in 2010, $20,118,000 in 2009 and $25,295,000 in 2008.

The Concrete segment produces and sells ready-mixed concrete in five of our nine divisions serving nine states. Two of the divisions produce and sell other concrete products such as block and precast and resell purchased building materials related to the use of ready-mixed concrete and concrete block.

The Asphalt mix segment produces and sells asphalt mix in two of our nine divisions serving four states primarily in our southwestern and western markets.

Aggregates comprise approximately 78% of ready-mixed concrete by weight and 95% of asphalt mix by weight. Our Concrete and Asphalt mix segments are almost wholly supplied with their aggregates requirements from our Aggregates segment. These intersegment sales are made at local market prices for the particular grade and quality of product utilized in the production of ready-mixed concrete and asphalt mix. Customers for our Concrete and Asphalt mix segments are generally served locally at our production facilities or by truck. Because ready-mixed concrete and asphalt mix harden rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing facility.

The Cement segment produces and sells Portland and masonry cement in both bulk and bags from our Florida cement plant. Other Cement segment facilities in Florida import and export cement, clinker and slag and either resell, grind, blend, bag or reprocess those materials. This segment also includes a Florida facility that mines, produces and sells calcium products. All of these Cement segment facilities are within the Florida regional division. Our Concrete segment is the largest single customer of our Cement segment.

The vast majority of our activities are domestic. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $150,157,000 in 2010, $163,479,000 in 2009 and $175,275,000 in 2008. Transactions between our reportable segments are recorded at prices approximating market levels.

Part II	95

SEGMENT FINANCIAL DISCLOSURE

in millions	2010	2009	2008
Total Revenues

Aggregates
Segment revenues	$1,766.9	$1,838.6	$2,406.8
Intersegment sales	(154.1)	(165.2)	(206.2)

Net sales	$1,612.8	$1,673.4	$2,200.6

Concrete
Segment revenues	$383.2	$439.4	$667.8
Intersegment sales	0.0	(0.1)	(0.6)

Net sales	$383.2	$439.3	$667.2

Asphalt mix
Segment revenues	$369.9	$393.7	$533.4
Intersegment sales	0.0	0.0	0.0

Net sales	$369.9	$393.7	$533.4

Cement
Segment revenues	$80.2	$72.5	$106.5
Intersegment sales	(40.2)	(35.2)	(54.6)

Net sales	$40.0	$37.3	$51.9

Totals
Net sales	$2,405.9	$2,543.7	$3,453.1
Delivery revenues	153.0	146.8	198.3

Total revenues	$2,558.9	$2,690.5	$3,651.4

Gross Profit
Aggregates	$320.2	$393.3	$657.6
Concrete	(45.0)	(14.5)	23.3
Asphalt mix	29.3	69.0	51.1
Cement	(3.8)	(1.8)	17.7

Total	$300.7	$446.0	$749.7

Depreciation, Depletion, Accretion and Amortization
Aggregates	$293.0	$312.2	$310.8
Concrete	53.6	52.6	52.5
Asphalt mix	8.7	8.6	8.5
Cement	20.9	16.3	14.6
Corporate and other unallocated	5.9	4.9	2.7

Total	$382.1	$394.6	$389.1

Capital Expenditures
Aggregates	$60.6	$74.6	$267.7
Concrete	3.7	0.2	9.9
Asphalt mix	4.5	5.1	3.7
Cement	7.3	22.4	60.2
Corporate	3.3	4.2	12.7

Total	$79.4	$106.5	$354.2

Identifiable Assets
Aggregates	$6,984.5	$7,208.4	$7,530.6
Concrete	483.2	448.9	536.4
Asphalt mix	211.5	220.6	231.2
Cement	435.0	446.9	435.2

Total identifiable assets	8,114.2	8,324.8	8,733.4
General corporate assets	176.2	185.9	173.0
Cash items	47.5	22.3	10.2

Total assets	$8,337.9	$8,533.0	$8,916.6

Part II	96

NOTE 16:	SUPPLEMENTAL CASH FLOW
INFORMATION

Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in thousands	2010	2009	2008
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$172,653	$181,352	$179,880
Income taxes	(15,745)	(25,184)	91,544

Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$8,200	$13,459	$22,974
Note received from sale of business	0	1,450	0
Carrying value of noncash assets and liabilities exchanged	0	0	42,974
Debt issued for purchases of property, plant & equipment	0	1,987	389
Proceeds receivable from exercise of stock options	0	0	325
Stock issued for pension contribution (Note 13)	53,864	0	0
Amounts referable to business acquisitions
Liabilities assumed	150	0	2,024
Fair value of stock issued	0	0	25,023

NOTE 17:	ASSET RETIREMENT
OBLIGATIONS

Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

Recognition of a liability for an ARO is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the ARO is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement.

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these asset retirement obligations relate to our underlying land parcels, including both owned properties and mineral leases. For the years ended December 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

in thousands	2010	2009	2008
ARO Operating Costs
Accretion	$8,641	$8,802	$7,082
Depreciation	11,516	13,732	15,504

Total	$20,157	$22,534	$22,586

ARO operating costs for our continuing operations are reported in cost of goods sold. Asset retirement obligations are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Part II	97

Reconciliations of the carrying amounts of our asset retirement obligations for the years ended December 31 are as follows:

in thousands	2010	2009
Asset Retirement Obligations
Balance at beginning of year	$167,757	$173,435
Liabilities incurred	2,501	539
Liabilities settled	(11,354)	(10,610)
Accretion expense	8,641	8,802
Revisions down, net	(4,815)	(4,409)

Balance at end of year	$162,730	$167,757

Revisions to our asset retirement obligations during 2010 relate primarily to extensions in the estimated settlement dates at numerous sites. Revisions to our asset retirement obligations during 2009 relate primarily to changes in cost estimates and settlement dates at numerous sites.

NOTE 18: GOODWILL AND
INTANGIBLE ASSETS

We classify purchased intangible assets into three categories: (1) goodwill, (2) intangible assets with finite lives subject to amortization and (3) intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually. For additional information regarding our policies on impairment reviews, see Note 1 under the captions Goodwill and Goodwill Impairment, and Impairment of Long-lived Assets excluding Goodwill.

GOODWILL

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and other intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the years ended December 31, 2010 and 2009.

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

The 2008 goodwill impairment charge is a noncash item and does not affect our operations, cash flow or liquidity. Our credit agreements and outstanding indebtedness were not impacted by this noncash impairment charge. The income tax benefit associated with this charge was substantially below our normally expected income tax rate because the majority of the goodwill impairment relates to goodwill nondeductible for federal income tax purposes.

Part II	98

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010, 2009 and 2008 are summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt mix	Cement	Total
Gross Carrying Amount
Total as of December 31, 2008	$2,993,835	$0	$91,633	$252,664	$3,338,132

Goodwill of acquired businesses	9,558	0	0	0	9,558
Correction per Note 20	2,321	0	0	0	2,321
Purchase price allocation adjustments	(1,047)	0	0	0	(1,047)

Total as of December 31, 2009	$3,004,667	$0	$91,633	$252,664	$3,348,964

Goodwill of acquired businesses[1]	716	0	0	0	716

Total as of December 31, 2010	$3,005,383	$0	$91,633	$252,664	$3,349,680

Accumulated Impairment Losses
Total as of December 31, 2008	$0	$0	$0	($252,664)	($252,664)

Goodwill impairment loss	0	0	0	0	0

Total as of December 31, 2009	$0	$0	$0	($252,664)	($252,664)

Goodwill impairment loss	0	0	0	0	0

Total as of December 31, 2010	$0	$0	$0	($252,664)	($252,664)

Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2008	$2,993,835	$0	$91,633	$0	$3,085,468

Total as of December 31, 2009	$3,004,667	$0	$91,633	$0	$3,096,300

Total as of December 31, 2010	$3,005,383	$0	$91,633	$0	$3,097,016

[1]	The goodwill of acquired businesses for 2010 relates to the 2010 acquisitions listed in Note 19. We are currently evaluating the final purchase price allocation for most of these acquisitions; therefore, the goodwill amount is subject to change. All of the goodwill from the 2010 acquisitions is expected to be fully deductible for income tax purposes.

INTANGIBLE ASSETS

Intangible assets acquired in business combinations are stated at their fair value, determined as of the date of acquisition, less accumulated amortization, if applicable. Costs incurred to renew or extend the life of existing intangible assets are capitalized. These capitalized renewal/extension costs were immaterial for the years presented. These assets consist of contractual rights in place (primarily permitting and zoning rights), noncompetition agreements, favorable lease agreements, customer relationships and tradenames and trademarks. Intangible assets acquired individually or otherwise obtained outside a business combination consist primarily of permitting, permitting compliance and zoning rights and are stated at their historical cost, less accumulated amortization, if applicable.

Historically, we have acquired intangible assets with only finite lives. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that closely reflects the pattern in which the economic benefits are consumed or otherwise realized. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no charges for impairment of intangible assets in the years ended December 31, 2010, 2009 and 2008.

Part II	99

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 is summarized below:

INTANGIBLE ASSETS

in thousands	2010	2009
Gross Carrying Amount
Contractual rights in place	$628,707	$617,278
Noncompetition agreements	2,200	2,490
Favorable lease agreements	16,677	16,773
Permitting, permitting compliance and zoning rights	69,631	58,547
Customer relationships	14,393	14,393
Tradenames and trademarks	5,006	5,006
Other	3,200	3,911

Total gross carrying amount	$739,814	$718,398

Accumulated Amortization
Contractual rights in place	($29,100)	($20,522)
Noncompetition agreements	(1,308)	(1,618)
Favorable lease agreements	(1,531)	(1,132)
Permitting, permitting compliance and zoning rights	(11,083)	(9,592)
Customer relationships	(2,940)	(1,500)
Tradenames and trademarks	(1,043)	(567)
Other	(1,116)	(824)

Total accumulated amortization	($48,121)	($35,755)

Total Intangible Assets Subject to Amortization, net	$691,693	$682,643

Intangible Assets with Indefinite Lives	0	0

Total Intangible Assets, net	$691,693	$682,643

Aggregate Amortization Expense for the Year	$13,617	$13,777

Estimated amortization expense for the five years subsequent to December 31, 2010 is as follows:

in thousands
Estimated Amortization Expense for Five Subsequent Years
2011	$13,653
2012	12,214
2013	12,039
2014	12,207
2015	12,249

Part II	100

NOTE 19: ACQUISITIONS AND
DIVESTITURES

2010 ACQUISITIONS, DIVESTITURE AND PENDING DIVESTITURE

In 2010, we acquired the following assets for approximately $70,534,000 (total cash consideration) net of acquired cash

▪	twelve ready-mixed concrete facilities located in Georgia

▪	one aggregates facility located in Tennessee

▪	one aggregates facility located in California

The acquisition payments reported above include $5,000,000 of contingent consideration. Absent resolution of this contingency, we will receive reimbursement of this payment.

As a result of these 2010 acquisitions, we recognized $716,000 of goodwill and $11,198,000 of amortizable intangible assets, all of which are expected to be fully deductible for income tax purposes. The amortizable intangible assets consist primarily of contractual rights in place and will be amortized using the unit-of-production method over an estimated weighted-average period of 40 years. The purchase price allocations for these 2010 acquisitions are preliminary and subject to adjustment.

In 2010, we divested the following assets for approximately $42,750,000 (total cash consideration)

▪	three aggregates facilities located in rural Virginia

The pending divestiture of an aggregates production facility and ready-mixed concrete operation located outside the United States is presented in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009 as assets held for sale and liabilities of assets held for sale. We expect a sale to occur during 2011. Depreciation expense and amortization expense were suspended on the assets classified as held for sale. The major classes of assets and liabilities of assets classified as held for sale for the years ended December 31 are as follows:

in thousands	2010	2009
Held for Sale
Current assets	$3,460	$3,799
Property, plant & equipment, net	9,625	11,117
Other assets	122	156

Total assets held for sale	$13,207	$15,072

Current liabilities	$116	$369

Total liabilities of assets held for sale	$116	$369

2009 ACQUISITIONS AND DIVESTITURES

In 2009, we acquired the following assets for approximately $38,955,000 (total note and cash consideration) net of acquired cash

▪	leasehold interest in a rail-served aggregates distribution yard

▪	two aggregates production facilities

As a result of these 2009 acquisitions, we recognized $9,558,000 of goodwill and $12,428,000 of amortizable intangible assets, all of which are expected to be fully deductible for income tax purposes.

In 2009, we divested the following assets for approximately $7,043,000 (total note and cash consideration)

▪	dock and transloading facility

▪	interest in an aggregates production facility

During 2009, we received $3,000,000 of contingent consideration related to the 2008 divestiture of an aggregates production facility located in Georgia.

Part II	101

NOTE 20: CORRECTION OF PRIOR
PERIOD FINANCIAL STATEMENT

During 2010 we completed a comprehensive analysis of our deferred income tax balances and concluded that our deferred income tax liabilities were understated. The errors arose during 2008 and during periods prior to January 1, 2007, and are not material to previously issued financial statements. As a result, we did not amend previously filed financial statements but have restated the affected balance sheet presented in this Form 10-K.

The errors that arose during 2008 related to the calculations of deferred income taxes referable to the Florida Rock acquisition and additional 2008 federal return adjustments. The correction of these errors resulted in a decrease to deferred income tax liabilities of $6,129,000, and increase to goodwill referable to our Aggregates segment of $2,321,000 with an offsetting increase in current taxes payable of $8,450,000 for the year ended December 31, 2008.

The errors that arose during periods prior to January 1, 2007 resulted in an understatement of deferred income tax liabilities of $14,785,000. Based on the work performed to confirm the current and deferred income tax provisions recorded during 2007, 2008 and 2009, and to determine the correct deferred income tax account balances as of January 1, 2007, we were able to substantiate that the $14,785,000 understatement related to periods prior to January 1, 2007. The correction of these errors resulted in an increase to deferred income tax liabilities and a corresponding decrease to retained earnings of $14,785,000 as of January 1, 2007.

The errors did not impact earnings or cash flows for any years presented in our most recently filed 2009 Form 10-K. A summary of the effects of the correction of these errors on our Consolidated Balance Sheet as of December 31, 2009, is presented in the table below:

	As of December 31, 2009
	As		As
in thousands	Reported	Correction	Restated
Balance Sheet
Assets
Deferred income taxes	$57,967	($1,950)	$56,017
Prepaid expense	50,817	(8,450)	42,367

Total current assets	743,289	(10,400)	732,889
Goodwill	3,093,979	2,321	3,096,300

Total assets	$8,532,950	($8,079)	$8,524,871

Liabilities
Deferred income taxes	$887,268	$6,706	$893,974

Total liabilities	4,480,928	6,706	4,487,634

Shareholders’ Equity
Retained earnings	1,752,240	(14,785)	1,737,455

Total shareholders’ equity	4,052,022	(14,785)	4,037,237

Total liabilities and shareholders’ equity	$8,532,950	($8,079)	$8,524,871

Part II	102

NOTE 21: UNAUDITED
SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2010 and 2009:

	2010
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Net sales	$464,534	$692,758	$699,792	$548,832
Total revenues	493,264	736,152	743,204	586,242
Gross profit	894	122,335	126,747	50,750
Operating earnings (loss)	(36,770)	1,210	50,432	(29,412)
Earnings (loss) from continuing operations	(44,474)	(22,515)	10,591	(46,145)
Net earnings (loss)	(38,747)	(23,992)	13,246	(46,997)

Basic earnings (loss) per share from continuing operations	($0.35)	($0.18)	$0.08	($0.36)
Diluted earnings (loss) per share from continuing operations	(0.35)	(0.18)	0.08	(0.36)

Basic net earnings (loss) per share	($0.31)	($0.19)	$0.10	($0.37)
Diluted net earnings (loss) per share	(0.31)	(0.19)	0.10	(0.37)

	2009
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Net sales	$567,895	$681,380	$738,664	$555,768
Total revenues	600,294	721,859	778,192	590,145
Gross profit	77,607	145,834	154,480	68,041
Operating earnings (loss)	(1,326)	65,684	82,704	1,390
Earnings (loss) from continuing operations	(32,255)	15,561	47,924	(12,582)
Net earnings (loss)	(32,780)	22,212	54,232	(13,350)

Basic earnings (loss) per share from continuing operations	($0.29)	$0.14	$0.38	($0.10)
Diluted earnings (loss) per share from continuing operations	(0.29)	0.14	0.38	(0.10)

Basic net earnings (loss) per share	($0.30)	$0.20	$0.43	($0.11)
Diluted net earnings (loss) per share	(0.30)	0.20	0.43	(0.11)

Part II	103

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS
AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d -15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We are in the process of replacing our legacy information technology systems. We completed the fifth phase of this multi-year project during the fourth quarter of 2010. The new information technology systems were a source for some information presented in this Annual Report on Form 10-K. We are continuing to work toward the full implementation of the new information technology systems.

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the fourth quarter of 2010.

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

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

Part II	104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the internal control over financial reporting of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

Birmingham, Alabama

February 28, 2011

Part II	105

ITEM 9B

OTHER INFORMATION

None.

Part II	106

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On or about April 1, 2011, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2011 Proxy Statement”). The information under the headings “Election of Directors,” “Nominees for Election to the Board of Directors,” “Directors Continuing in Office ,” “Corporate Governance of our Company and Practices of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2011 Proxy Statement is incorporated herein by reference. See also the information set forth above in Part I, Item I “Business” of this report.

ITEM 11

EXECUTIVE COMPENSATION

The information under the headings “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” included in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plans” and “Payment Upon Termination and Change in Control” included in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons” and “Director Independence” included in our 2011 Proxy Statement is hereby incorporated by reference.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Independent Registered Public Accounting Firm” in our 2011 Proxy Statement.

Part III	107

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial statements

The following financial statements are included herein on the pages shown below:

(a)	(2) Financial statement schedules

The following financial statement schedule for the years ended December 31, 2010, 2009 and 2008 is included in Part IV of this report on the indicated page:

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

Part IV	108

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2010, 2009 and 2008
in thousands
Column A	Column B	Column C	Column D		Column E		Column F

	Balance at	Additions Charged To					Balance at
	Beginning	Costs and	Other				End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
2010
Accrued Environmental Costs	$12,831	$255	$0		$2,303	[1]	$10,783
Asset Retirement Obligations	167,757	8,641	(2,314)	[2]	11,354	[3]	162,730
Doubtful Receivables	8,722	3,100	0		4,317	[4]	7,505
Self-Insurance Reserves	55,266	82,308	0		68,885	[5]	68,689
All Other [6]	777	2,974	0		3,087		664

2009
Accrued Environmental Costs	$13,708	$1,093	$0		$1,970	[1]	$12,831
Asset Retirement Obligations	173,435	8,802	(3,870)	[2]	10,610	[3]	167,757
Doubtful Receivables	8,711	4,173	0		4,162	[4]	8,722
Self-Insurance Reserves	56,912	15,503	0		17,149	[5]	55,266
All Other [6]	901	3,517	0		3,641		777

2008
Accrued Environmental Costs	$9,756	$451	$4,698	[7]	$1,197	[1]	$13,708
Asset Retirement Obligations	131,383	7,082	52,603	[2]	17,633	[3]	173,435
Doubtful Receivables	6,015	5,393	0		2,697	[4]	8,711
Self-Insurance Reserves	61,298	23,191	0		27,577	[5]	56,912
All Other [6]	1,244	5,120	0		5,463		901

[1]	Expenditures on environmental remediation projects.

[2]	Net up/down revisions to asset retirement obligations.

[3]	Expenditures related to settlements of asset retirement obligations.

[4]	Write-offs of uncollected accounts and worthless notes, less recoveries.

[5]	Expenditures on self-insurance reserves.

[6]	Valuation and qualifying accounts and reserves for which additions, deductions and balances are individually insignificant.

[7]	Include additions related to the acquisition of Florida Rock.

Part IV	109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

VULCAN MATERIALS COMPANY

By
Donald M. James
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

Daniel F. Sansone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 28, 2011

The following directors:

Philip J. Carroll, Jr.	Director
Phillip W. Farmer	Director
H. Allen Franklin	Director
Ann McLaughlin Korologos	Director
Douglas J. McGregor	Director
James V. Napier	Director
Richard T. O’Brien	Director
James T. Prokopanko	Director
Donald B. Rice	Director
Vincent J. Trosino	Director
Kathleen Wilson-Thompson	Director

By Robert A. Wason IV Attorney-in-Fact		February 28, 2011

Signatures	110

EXHIBIT INDEX

Exhibit 3(a)	Certificate of Incorporation (Restated 2007) of Vulcan Materials Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007.[1]

Exhibit 3(b)	Amended and Restated By-Laws of Vulcan Materials Company effective as of December 11, 2009 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on December 11, 2009.[1]

Exhibit 4(a)	Supplemental Indenture No. 1 dated as of November 16, 2007, among Vulcan Materials Company, Legacy Vulcan Corp. and The Bank of New York, as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 21, 2007.[1]

Exhibit 4(b)	Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 11, 2007. [1]

Exhibit 4(c)	First Supplemental Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on December 11, 2007. [1]

Exhibit 4(d)	Second Supplemental Indenture dated June 20, 2008 between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 20, 2008. [1]

Exhibit 4(e)	Indenture dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit 10(a)	Underwriting Agreement, dated June 11, 2009, among the Company and Goldman Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein filed as Exhibit 1.1 to the Company’s Report on Form 8-K filed June 17, 2009. [1]

Exhibit 10(b)	Underwriting Agreement, dated June 17, 2008, among the Company and Banc of America Securities, LLC, Goldman, Sachs & Co., JP Morgan Securities, Inc. and Wachovia Capital Markets, LLC as Representatives of several underwriters named therein filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 20, 2008. [1]

Exhibit 10(c)	Five-Year Credit Agreement dated as of November 16, 2007, among the Company, certain lenders party thereto and Bank of America, N.A., as administrative agent filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 21, 2007. [1]

Exhibit 10(d)	Term Loan Credit Agreement dated July 7, 2010, among the Company, Suntrust Bank, as administrative agent, and certain other Lenders filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 12, 2010. [1]

Exhibit 10(e)	Purchase Agreement dated January 23, 2009, between the Company and Goldman, Sachs & Co. filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on January 29, 2009. [1]

Exhibit 10(f)	Third Supplemental Indenture dated February 3, 2009, between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007 filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed on March 2, 2009. [1]

Exhibit 10(g)	Exchange and Registration Rights Agreement dated February 3, 2009, between the Company and Goldman, Sachs & Co. filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K filed on March 2, 2009. [1]

Exhibit 10(h)	The Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2008. [1,2]

Exhibit 10(i)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

E-1

Exhibit 10(j)	The Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit 10(k)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006. [1,2]

Exhibit 10(l)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

Exhibit 10(m)	The Restricted Stock Plan for Nonemployee Directors of the Company, as amended, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 17, 2008. [1,2]

Exhibit 10(n)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit 10(o)	Change of Control Employment Agreement Form (Double Trigger) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2008. [1,2]

Exhibit 10(p)	Change of Control Employment Agreement Form (Modified Double Trigger) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008. [1,2]

Exhibit 10(q)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. [1,2]

Exhibit 10(r)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001. [1,2]

Exhibit 10(s)	Form Stock Option Award Agreement filed as Exhibit 10(o) to Legacy Vulcan Corp.’s Report on Form 8-K filed December 20, 2005.[1,2]

Exhibit 10(t)	Form Director Deferred Stock Unit Award Agreement filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 17, 2008. [1,2]

Exhibit 10(u)	Form Performance Share Unit Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2010. [1,2]

Exhibit 10(v)	Form Stock Only Stock Appreciation Rights Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed February 26, 2007. [1,2]

Exhibit 10(w)	Form Employee Deferred Stock Unit Award Amended Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 17, 2008. [1,2]

Exhibit 10(x)	2011 Compensation Arrangements filed in the Company’s Current Reports on Form 8-K filed on February 18, 2011 and February 22, 2011. [1,2]

Exhibit 21	List of the Company’s subsidiaries as of December 31, 2010.

Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit 24	Powers of Attorney.

E-2

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 99	MSHA Citations and Litigation.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

[1]	Incorporated by reference.

[2]	Management contract or compensatory plan.

E-3