Form 10-Q
period 2011-03-31
Vulcan Materials CO
filed 2011-05-06
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at March 31, 2011

Common Stock, $1 Par Value	129,106,955

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2011
CONTENTS

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Earnings and Comprehensive Income	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Qualitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	36

	Item 6.	Exhibits	36

		Signatures	37
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I    FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31	March 31
	2011	2010	2010
Unaudited, except for December 31			(As Restated,
in thousands, except per share data			See Note 1)

Assets
Cash and cash equivalents	$63,164	$47,541	$35,940
Restricted cash	109	547	3,643
Medium-term investments	0	0	4,109
Accounts and notes receivable
Accounts and notes receivable, gross	285,644	325,303	300,648
Less: Allowance for doubtful accounts	(7,518)	(7,505)	(9,236)

Accounts and notes receivable, net	278,126	317,798	291,412
Inventories
Finished products	257,522	254,840	246,632
Raw materials	26,570	22,222	22,430
Products in process	4,830	6,036	4,663
Operating supplies and other	40,265	36,747	33,876

Inventories	329,187	319,845	307,601
Current deferred income taxes	57,083	53,794	55,040
Prepaid expenses	24,300	19,374	43,088
Assets held for sale	13,281	13,207	14,839

Total current assets	765,250	772,106	755,672
Investments and long-term receivables	37,271	37,386	33,298
Property, plant & equipment
Property, plant & equipment, cost	6,729,220	6,692,814	6,627,203
Reserve for depreciation, depletion & amortization	(3,136,390)	(3,059,900)	(2,834,162)

Property, plant & equipment, net	3,592,830	3,632,914	3,793,041
Goodwill	3,097,016	3,097,016	3,096,300
Other intangible assets, net	701,046	691,693	681,872
Other noncurrent assets	105,378	106,776	106,620

Total assets	$8,298,791	$8,337,891	$8,466,803

Liabilities
Current maturities of long-term debt	$5,238	$5,246	$325,344
Short-term borrowings	300,000	285,500	300,000
Trade payables and accruals	119,702	102,315	128,974
Other current liabilities	192,986	172,495	154,479
Liabilities of assets held for sale	356	116	425

Total current liabilities	618,282	565,672	909,222
Long-term debt	2,427,596	2,427,516	2,101,147
Noncurrent deferred income taxes	812,878	849,448	870,384
Other noncurrent liabilities	534,418	530,275	537,835

Total liabilities	4,393,174	4,372,911	4,418,588

Other commitments and contingencies (Note 19)
Shareholders’ equity
Common stock, $1 par value	129,107	128,570	127,693
Capital in excess of par value	2,524,514	2,500,886	2,444,732
Retained earnings	1,425,668	1,512,863	1,666,839
Accumulated other comprehensive loss	(173,672)	(177,339)	(191,049)

Total shareholders’ equity	3,905,617	3,964,980	4,048,215

Total liabilities and shareholders’ equity	$8,298,791	$8,337,891	$8,466,803

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited	March 31
in thousands, except per share data	2011	2010

Net sales	$456,316	$464,534
Delivery revenues	30,884	28,730

Total revenues	487,200	493,264

Cost of goods sold	463,422	463,640
Delivery costs	30,884	28,730

Cost of revenues	494,306	492,370

Gross profit	(7,106)	894

Selling, administrative and general expenses	77,516	86,495
Gain on sale of property, plant & equipment and businesses, net	454	48,371
Recovery from legal settlement (Note 19)	25,546	0
Other operating income (expense), net	(2,562)	460

Operating loss	(61,184)	(36,770)

Other nonoperating income, net	1,382	1,378
Interest expense, net	42,250	43,294

Loss from continuing operations before income taxes	(102,052)	(78,686)
Benefit from income taxes	(37,430)	(34,212)

Loss from continuing operations	(64,622)	(44,474)
Earnings on discontinued operations, net of tax	9,889	5,727

Net loss	($54,733)	($38,747)

Other comprehensive income, net of tax
Fair value adjustments to cash flow hedges	0	(478)
Reclassification adjustment for cash flow hedges included in net loss	1,450	2,887
Amortization of pension and postretirement plan actuarial loss and prior service cost	2,217	899

Other comprehensive income	3,667	3,308

Comprehensive loss	($51,066)	($35,439)

Basic earnings (loss) per share
Continuing operations	($0.50)	($0.35)
Discontinued operations	$0.08	$0.04
Net loss per share	($0.42)	($0.31)

Diluted earnings (loss) per share
Continuing operations	($0.50)	($0.35)
Discontinued operations	$0.08	$0.04
Net loss per share	($0.42)	($0.31)

Weighted-average common shares outstanding
Basic	129,078	126,692
Assuming dilution	129,078	126,692

Cash dividends declared per share of common stock	$0.25	$0.25

Depreciation, depletion, accretion and amortization	$90,586	$94,197

Effective tax rate from continuing operations	36.7%	43.5%

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited	March 31
in thousands	2011	2010

Operating Activities
Net loss	($54,733)	($38,747)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	90,586	94,197
Net gain on sale of property, plant & equipment and businesses	(12,738)	(57,165)
Contributions to pension plans	(1,013)	(20,050)
Share-based compensation	3,676	5,277
Deferred tax provision	(50,563)	(32,369)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	68,374	46,543
Other, net	461	8,753

Net cash provided by operating activities	44,050	6,439

Investing Activities
Purchases of property, plant & equipment	(24,207)	(19,759)
Proceeds from sale of property, plant & equipment	592	1,054
Proceeds from sale of businesses, net of transaction costs	12,284	51,064
Decrease (increase) in restricted cash	438	(3,643)
Other, net	(38)	(29)

Net cash (used for) provided by investing activities	(10,931)	28,687

Financing Activities
Net short-term borrowings	14,500	63,487
Payment of current maturities and long-term debt	(3,059)	(75,093)
Proceeds from issuance of common stock	191	11,249
Dividends paid	(32,265)	(31,600)
Proceeds from exercise of stock options	3,112	10,106
Other, net	25	400

Net cash used for financing activities	(17,496)	(21,451)

Net increase in cash and cash equivalents	15,623	13,675
Cash and cash equivalents at beginning of year	47,541	22,265

Cash and cash equivalents at end of period	$63,164	$35,940

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation’s largest producer of construction aggregates, primarily crushed stone, sand and gravel; a major producer of asphalt mix and ready-mixed concrete and a leading producer of cement in Florida.
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Income.
RECLASSIFICATIONS
Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2011 presentation.
CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS
During 2010 we completed a comprehensive analysis of our deferred income tax balances and concluded that our deferred income tax liabilities were understated. The errors arose during 2008 and during periods prior to January 1, 2007, and are not material to previously issued financial statements. As a result, we did not amend previously filed financial statements but restated the December 31, 2009 balance sheet in our Annual Report on Form 10-K for the year ended December 31, 2010 and have restated the March 31, 2010 balance sheet presented in this Form 10-Q.
The errors that arose during 2008 related to the calculations of deferred income taxes referable to the Florida Rock acquisition and additional 2008 federal return adjustments. The correction of these errors resulted in a decrease to deferred income tax liabilities of $6,129,000, and an increase to goodwill referable to our Aggregates segment of $2,321,000 with an offsetting increase in current taxes payable of $8,450,000 for the year ended December 31, 2008.
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

A summary of the effects of the correction of the errors on our Condensed Consolidated Balance Sheet as of March 31, 2010, is presented in the table below:

	As of March 31, 2010
	As		As
in thousands	Reported	Correction	Restated

Balance Sheet
Assets
Current deferred income taxes	$56,990	($1,950)	$55,040
Prepaid expenses	51,538	(8,450)	43,088

Total current assets	766,072	(10,400)	755,672
Goodwill	3,093,979	2,321	3,096,300

Total assets	$8,474,882	($8,079)	$8,466,803

Liabilities

Noncurrent deferred income taxes	$863,678	$6,706	$870,384

Total liabilities	4,411,882	6,706	4,418,588

Shareholders’ equity

Retained earnings	1,681,624	(14,785)	1,666,839

Total shareholders’ equity	4,063,000	(14,785)	4,048,215

Total liabilities and shareholders’ equity	$8,474,882	($8,079)	$8,466,803

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
In March 2011, we received a payment of $12,284,000 under the 5CP earn-out related to performance during the year ended December 31, 2010. During the first quarter of 2010, we received $8,794,000 under the 5CP earn-out related to the year ended December 31, 2009. These receipts were recorded as gains on disposal of discontinued operations. Through March 31, 2011, we have received a total of $54,991,000 under the 5CP earn-out, a total of $21,890,000 in excess of the receivable recorded on the date of disposition.
We are liable for a cash transaction bonus payable to certain former key Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. We expect the 2011 payout will be $1,228,000 and have accrued this amount as of March 31, 2011. In comparison, we had accrued $879,000 as of March 31, 2010.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations during the three month periods ended March 31, 2011 and 2010. Results from discontinued operations are as follows:

	Three Months Ended
		March 31
in thousands	2011	2010

Discontinued Operations
Pretax earnings from results	$5,306	$960
Gain on disposal, net of transaction bonus	11,056	7,915
Income tax provision	(6,473)	(3,148)

Earnings on discontinued operations, net of tax	$9,889	$5,727

The first quarter 2011 pretax earnings from results of discontinued operations of $5,306,000 include a $7,500,000 pretax gain recognized on recovery from an insurer in lawsuits involving perchloroethylene. This gain was offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The first quarter 2010 pretax earnings from results of discontinued operations of $960,000 include litigation settlements associated with our former Chemicals business offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs.
NOTE 3: EARNINGS PER SHARE (EPS)
We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below:

	Three Months Ended
		March 31
in thousands	2011	2010

Weighted-average common shares outstanding	129,078	126,692
Dilutive effect of
Stock options/SOSARs	0	0
Other stock compensation plans	0	0

Weighted-average common shares outstanding, assuming dilution	129,078	126,692

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. Because we operated at a loss in the first quarters of 2011 and 2010, shares of 322,000 and 476,000, respectively, that otherwise would have been included in our diluted weighted-average common shares outstanding computation for the quarters ended March 31, 2011 and 2010, were excluded.
The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price, are as follows:

	Three Months Ended
		March 31
in thousands	2011	2010

Antidilutive common stock equivalents	5,695	4,414

NOTE 4: INCOME TAXES
Our income tax provision and the corresponding effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual tax rate. Significant judgment is required in determining our effective interim tax rate and in evaluating our tax positions.
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
We recognize an income tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. We consider resolution for an issue to occur at the earlier of settlement of an examination, the expiration of the statute of limitations, or when the issue is “effectively settled,” as described in ASC 740. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as we consider appropriate.
In the first quarters of 2011 and 2010, we applied the alternative methodology discussed above in the determination of the income tax provision from continuing operations.
We recorded income tax benefits from continuing operations of $37,430,000 in the first quarter of 2011 compared to $34,212,000 in the first quarter of 2010. The increase in our income tax benefit resulted mainly from the larger pretax loss and an increase in the depletion benefit partially offset by discrete income tax adjustments booked in the first quarter of 2011.
NOTE 5: MEDIUM-TERM INVESTMENTS
We held investments in money market and other money funds at The Reserve, an investment management company specializing in such funds, as follows: March 31, 2011 — $0, December 31, 2010 — $5,531,000 and March 31, 2010 — $5,532,000. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund.
As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, during 2008 we changed the classification of our investments in The Reserve funds from cash and cash equivalents to medium-term investments. We reduced the carrying value of our investment to its estimated fair value of $3,630,000 and $4,109,000 as of December 31, 2010 and March 31, 2010, respectively. See Note 7 for further discussion of the fair value determination.
During January 2011, we received $3,630,000 from the Reserve representing the final redemption of the investment. As a result of this redemption, we reclassified our investments in The Reserve funds from medium-term investments to cash and cash equivalents as of December 31, 2010.

NOTE 6: DERIVATIVE INSTRUMENTS
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
Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total notional amount of $1,500,000,000. Upon the issuance in 2007 of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts accumulated in other comprehensive loss are being amortized to interest expense over the term of the related debt. For the 12-month period ending March 31, 2012, we estimate that $8,352,000 of the pretax loss accumulated in OCI will be reclassified to earnings.
Derivative instruments are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets. Fair values of derivative instruments designated as hedging instruments are as follows:

		Fair Value [1]
		March 31	December 31	March 31
in thousands	Balance Sheet Location	2011	2010	2010

Liability Derivatives
Interest rate derivatives	Other current liabilities	$0	$0	$8,956

Total derivatives liability		$0	$0	$8,956

1    See Note 7 for further discussion of the fair value determination.
The effects of the cash flow hedge derivative instruments on the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Income are as follows:

		Three Months Ended
	Location on	March 31
in thousands	Statements	2011	2010

Interest Rate Derivatives
Loss recognized in OCI	Other current
(effective portion)	liabilities	$0	($808)

Loss reclassified from
Accumulated OCI	Interest
(effective portion)	expense	1,995	4,898

NOTE 7: FAIR VALUE MEASUREMENTS
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
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets and liabilities that are subject to fair value measurements on a recurring basis are summarized below:

	Level 1
	March 31	December 31	March 31
in thousands	2011	2010	2010

Fair Value Recurring
Rabbi Trust
Mutual funds	$13,594	$13,960	$11,947
Equities	10,144	9,336	7,740

Net asset	$23,738	$23,296	$19,687

	Level 2
	March 31	December 31	March 31
in thousands	2011	2010	2010

Fair Value Recurring
Medium-term investments	$0	$0	$4,109
Interest rate derivative	0	0	(8,956)
Rabbi Trust
Common/collective trust funds	1,323	2,431	2,769

Net asset (liability)	$1,323	$2,431	($2,078)

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
The medium-term investments were comprised of money market and other money funds, as more fully described in Note 5. Using a market approach, we estimated the fair value of these funds by applying our historical distribution ratio to the liquidated value of investments in The Reserve funds. Additionally, we estimated a discount against our investment balances to allow for the risk that legal and accounting costs and pending or threatened claims and litigation against The Reserve and its management would reduce the principal available for distribution.
The interest rate derivative consisted of an interest rate swap agreement applied to our $325,000,000 3-year notes issued December 2007 and paid December 2010. This agreement is more fully described in Note 6. This interest rate swap was measured at fair value using a market approach based on the prevailing market interest rate as of the measurement date.
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

Assets that were subject to fair value measurement on a nonrecurring basis are summarized below:

	As of December 31, 2010
		Impairment
in thousands	Level 3	Charges

Fair Value Nonrecurring
Property, plant & equipment	$1,536	$2,500
Assets held for sale	9,625	1,436

Totals	$11,161	$3,936

During the quarter ended December 31, 2010, we recorded a $3,936,000 loss on impairment of long-lived assets. We utilized an income approach to measure the fair value of the long-lived assets and determined that the carrying value of the assets exceeded the fair value. The loss on impairment represents the difference between the carrying value and the fair value (less costs to sell for assets held for sale) of the impacted long-lived assets.
NOTE 8: OTHER COMPREHENSIVE INCOME
Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Income, net of applicable taxes.
Amounts accumulated in other comprehensive income (loss), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2011	2010	2010

Cash flow hedges	($37,687)	($39,137)	($46,956)
Pension and postretirement plans	(135,985)	(138,202)	(144,093)

Accumulated other comprehensive loss	($173,672)	($177,339)	($191,049)

NOTE 9: SHAREHOLDERS’ EQUITY
In March 2010, we issued 1,190,000 shares of common stock to our qualified pension plan (par value of $1 per share) as described in Note 10. This transaction increased shareholders’ equity by $53,864,000 (common stock $1,190,000 and capital in excess of par $52,674,000).
In February 2011, we issued 372,992 shares (368,527 shares net of acquired cash) of common stock in connection with a business acquisition as described in Note 14.
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows: three months ended March 31, 2011 — no shares issued; and three months ended March 31, 2010 — issued 250,368 shares for cash proceeds of $11,249,000.
No shares were held in treasury as of March 31, 2011, December 31, 2010 and March 31, 2010. As of March 31, 2011, 3,411,416 shares may be repurchased under the current authorization of our Board of Directors.

NOTE 10: BENEFIT PLANS
The following tables set forth the components of net periodic benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in thousands	2011	2010

Components of Net Periodic Benefit Cost
Service cost	$5,190	$4,808
Interest cost	10,542	10,405
Expected return on plan assets	(12,370)	(12,535)
Amortization of prior service cost	85	115
Amortization of actuarial loss	2,824	1,336

Net periodic pension benefit cost	$6,271	$4,129

Pretax reclassification from OCI included in net periodic pension benefit cost	$2,909	$1,451

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in thousands	2011	2010

Components of Net Periodic Benefit Cost
Service cost	$1,197	$1,066
Interest cost	1,613	1,663
Amortization of prior service credit	(169)	(182)
Amortization of actuarial loss	287	222

Net periodic postretirement benefit cost	$2,928	$2,769

Pretax reclassification from OCI included in net periodic postretirement benefit cost	$118	$40

The reclassifications from other comprehensive income (OCI) noted in the tables above are related to amortization of prior service costs or credits and actuarial losses.
In March 2010, we contributed $72,500,000 ($18,636,000 in cash and $53,864,000 in stock — 1,190,000 shares valued at $45.26 per share) and an additional $1,300,000 in July 2010 to our qualified pension plans for the 2009 plan year. These contributions, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans through 2012.
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
During 2010, the court-appointed receiver released $6,555,000 as a partial distribution and the Master Pension Trust received a $15,000,000 insurance settlement related to our WCM loss. In April 2011, the court-appointed receiver released an additional $22,041,000 to our Master Pension Trust. We intend to pursue all appropriate legal actions to recover additional amounts of our investments.

NOTE 11: CREDIT FACILITIES, SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings are summarized as follows:

	March 31	December 31	March 31
dollars in thousands	2011	2010	2010

Short-term Borrowings
Bank borrowings	$300,000	$285,500	$0
Commercial paper	0	0	300,000

Total	$300,000	$285,500	$300,000

Bank Borrowings
Maturity	1 - 76 days	3 - 74 days	n/a
Weighted-average interest rate	0.60%	0.59%	n/a

Commercial Paper
Maturity	n/a	n/a	1 day
Weighted-average interest rate	n/a	n/a	0.34%

We utilize our bank lines of credit to access LIBOR-based short-term loans to fund our borrowing requirements. Unsecured bank lines of credit totaling $1,500,000,000 were maintained at March 31, 2011, all of which expire November 16, 2012. As of March 31, 2011, we had $300,000,000 of borrowings under the lines of credit. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions. Pricing of bank loans was 30 basis points (0.30 percentage points) over LIBOR based on our long-term debt ratings at March 31, 2011. Bank loans totaled $300,000,000 as of March 31, 2011, of which $50,000,000 was borrowed on an overnight basis at 0.57%, $100,000,000 was borrowed for 90 days at 0.613% and $150,000,000 was borrowed for three months at 0.6095%.
All lines of credit extended to us in 2011 and 2010 were based solely on a commitment fee; no compensating balances were required. In the normal course of business, we maintain balances for which we are credited with earnings allowances. To the extent the earnings allowances are not sufficient to fully compensate banks for the services they provide, we pay the fee equivalent for the differences.
As of March 31, 2011, $52,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term borrowings and long-term debt, are unsecured.
In July 2010, we established a $450,000,000 5-year syndicated term loan with a floating rate based on a spread over LIBOR (1, 2, 3 or 6-month LIBOR options). The proceeds were used to repay outstanding borrowings, including the $100,000,000 outstanding balance of our 3-year syndicated term loan issued in 2008 and all outstanding commercial paper, and for general corporate purposes. As of March 31, 2011, the spread was 250 basis points (2.5 percentage points) above the 3-month LIBOR of 0.31% for a total rate of 2.81% on the $450,000,000 outstanding balance. The spread is capped at 2.5 percentage points. The loan requires quarterly principal payments of $10,000,000 starting in June 2013 and a final principal payment of $360,000,000 in July 2015.

Long-term debt is summarized as follows:

	March 31	December 31	March 31
in thousands	2011	2010	2010

Long-term Debt
5-year floating term loan issued 2010	$450,000	$450,000	$0
10.125% 2015 notes issued 2009[1]	149,612	149,597	149,552
10.375% 2018 notes issued 2009[2]	248,424	248,391	248,299
3-year floating term loan issued 2008	0	0	100,000
6.30% 5-year notes issued 2008[3]	249,754	249,729	249,656
7.00% 10-year notes issued 2008[4]	399,666	399,658	399,633
3-year floating notes issued 2007	0	0	325,000
5.60% 5-year notes issued 2007[5]	299,801	299,773	299,692
6.40% 10-year notes issued 2007[6]	349,856	349,852	349,840
7.15% 30-year notes issued 2007[7]	249,326	249,324	249,319
Private placement notes	0	0	15,212
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	14,000	14,000	17,550
Other notes	1,395	1,438	1,738

Total debt excluding short-term borrowings	$2,432,834	$2,432,762	$2,426,491

Less current maturities of long-term debt	5,238	5,246	325,344

Total long-term debt	$2,427,596	$2,427,516	$2,101,147

Estimated fair value of total long-term debt	$2,544,368	$2,559,059	$2,333,436

[1]	Includes decreases for unamortized discounts, as follows: March 31, 2011 - $388 thousand, December 31, 2010 - $403 thousand and March 31,
2010 - $448 thousand. The effective interest rate for these 2015 notes is 10.31%.

[2]	Includes decreases for unamortized discounts, as follows: March 31, 2011 - $1,576 thousand, December 31, 2010 - $1,609 thousand and March 31,
2010 - $1,701 thousand. The effective interest rate for these 2018 notes is 10.58%.

[3]	Includes decreases for unamortized discounts, as follows: March 31, 2011 - $246 thousand, December 31, 2010 - $271 thousand and March 31,
2010 - $344 thousand. The effective interest rate for these 5-year notes is 7.47%.

[4]	Includes decreases for unamortized discounts, as follows: March 31, 2011 - $334 thousand, December 31, 2010 - $342 thousand and March 31,
2010 - $367 thousand. The effective interest rate for these 10-year notes is 7.86%.

[5]	Includes decreases for unamortized discounts, as follows: March 31, 2011 - $199 thousand, December 31, 2010 - $227 thousand and March 31,
2010 - $308 thousand. The effective interest rate for these 5-year notes is 6.58%.

[6]	Includes decreases for unamortized discounts, as follows: March 31, 2011 - $144 thousand, December 31, 2010 - $148 thousand and March 31,
2010 - $160 thousand. The effective interest rate for these 10-year notes is 7.39%.

[7]	Includes decreases for unamortized discounts, as follows: March 31, 2011 - $674 thousand, December 31, 2010 - $676 thousand and March 31,
2010 - $681 thousand. The effective interest rate for these 30-year notes is 8.04%.
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
Our debt agreements do not subject us to contractual restrictions with regard to working capital or the amount we may expend for cash dividends and purchases of our stock. Our bank credit facilities (term loan and unsecured bank lines of credit) contain a covenant that our percentage of consolidated debt to total capitalization (total debt as a percentage of total capital) may not exceed 65%. Our total debt as a percentage of total capital was 41.2% as of March 31, 2011; 40.7% as of December 31, 2010; and 40.2% as of March 31, 2010.

NOTE 12: ASSET RETIREMENT OBLIGATIONS
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
We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three month periods ended March 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended
	March 31
in thousands	2011	2010

ARO Operating Costs
Accretion	$2,172	$2,189
Depreciation	1,541	3,183

Total	$3,713	$5,372

ARO operating costs for our continuing operations are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in thousands	2011	2010

Asset Retirement Obligations
Balance at beginning of period	$162,730	$167,757
Liabilities incurred	0	0
Liabilities settled	(2,332)	(2,377)
Accretion expense	2,172	2,189
Revisions up (down)	21	(3,638)

Balance at end of period	$162,591	$163,931

Revisions to our AROs during 2010 related primarily to extensions in the estimated settlement dates at numerous sites.

NOTE 13: STANDBY LETTERS OF CREDIT
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
Our standby letters of credit as of March 31, 2011 are summarized in the table below:

March 31
in thousands	2011

Standby Letters of Credit
Risk management requirement for insurance claims	$41,083
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	9,097
Financial requirement for industrial revenue bond	14,231

Total	$64,544

Since banks consider letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all our standby letters of credit have a one-year term and are renewable annually at the option of the beneficiary. Of the total $64,544,000 outstanding letters of credit as of March 31, 2011, $61,512,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
NOTE 14: ACQUISITIONS AND DIVESTITURES
During the first quarter of 2011, we acquired ten ready-mixed concrete facilities located in Georgia for total consideration of $18,898,000 net of acquired cash (441,026 shares of common stock valued at the closing date price of $42.85 per share). We issued 368,527 shares to the seller at closing and retained 72,499 shares to fulfill certain working capital adjustments and indemnification obligations.
As a result of this acquisition, we recognized $8,436,000 of amortizable intangible assets, none of which is expected to be deductible for income tax purposes. The amortizable intangible assets consist of contractual rights in place and will be amortized over an estimated weighted-average period of 20 years. The purchase price allocation for this 2011 acquisition is preliminary and subject to adjustment.
The pending divestiture of an aggregates production facility and ready-mixed concrete operation located outside the United States is presented in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2011, December 31, 2010 and March 31, 2010 as assets held for sale and liabilities of assets held for sale. We expect the transaction to close during 2011. Depreciation expense and amortization expense were suspended on the assets classified as held for sale. The major classes of assets and liabilities of assets classified as held for sale are as follows:

	March 31	December 31	March 31
in thousands	2011	2010	2010

Held for Sale
Current assets	$3,429	$3,460	$3,670
Property, plant & equipment, net	9,737	9,625	11,016
Other assets	115	122	153

Total assets held for sale	$13,281	$13,207	$14,839

Current liabilities	$356	$116	$425

Total liabilities of assets held for sale	$356	$116	$425

During the first quarter of 2010, we sold three aggregates facilities located in rural Virginia for approximately $42,750,000 (total cash consideration).

NOTE 15: GOODWILL
Changes in the carrying amount of goodwill by reportable segment from December 31, 2010 to March 31, 2011 are summarized below:

GOODWILL
in thousands	Aggregates	Concrete	Asphalt mix	Cement	Total

Gross Carrying Amount
Total as of December 31, 2010	$3,005,383	$0	$91,633	$252,664	$3,349,680

Goodwill of acquired businesses	0	0	0	0	0

Total as of March 31, 2011	$3,005,383	$0	$91,633	$252,664	$3,349,680

Accumulated Impairment Losses
Total as of December 31, 2010	$0	$0	$0	($252,664)	($252,664)

Goodwill impairment loss	0	0	0	0	0

Total as of March 31, 2011	$0	$0	$0	($252,664)	($252,664)

Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2010	$3,005,383	$0	$91,633	$0	$3,097,016

Total as of March 31, 2011	$3,005,383	$0	$91,633	$0	$3,097,016

NOTE 16: NEW ACCOUNTING STANDARDS
ACCOUNTING STANDARDS RECENTLY ADOPTED
ENHANCED DISCLOSURES FOR FAIR VALUE MEASUREMENTS As of and for the interim period ended March 31, 2011, we adopted Accounting Standards Update (ASU) No. 2010-6, “Improving Disclosures about Fair Value Measurements” as it relates to separate disclosures about purchases, sales, issuances and settlements applicable to Level 3 measurements. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.

NOTE 17: SEGMENT REPORTING
We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. The vast majority of our activities are domestic. We sell a relatively small amount of products outside the United States. Transactions between our reportable segments are recorded at prices approximating market levels. Management reviews earnings from the product line reporting units principally at the gross profit level.
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended
	March 31
in millions	2011	2010

Total Revenues
Aggregates [1]
Segment revenues	$331.6	$341.3
Intersegment sales	(29.8)	(32.0)

Net sales	301.8	309.3

Concrete [2]
Segment revenues	82.2	82.9
Intersegment sales	0.0	0.0

Net sales	82.2	82.9

Asphalt mix
Segment revenues	64.7	63.6
Intersegment sales	0.0	(0.6)

Net sales	64.7	63.0

Cement [3]
Segment revenues	16.5	17.9
Intersegment sales	(8.9)	(8.6)

Net sales	7.6	9.3

Total
Net sales	456.3	464.5
Delivery revenues	30.9	28.8

Total revenues	$487.2	$493.3

Gross Profit
Aggregates	$10.7	$15.4
Concrete	(14.4)	(16.1)
Asphalt mix	(0.2)	1.1
Cement	(3.2)	0.5

Total	($7.1)	$0.9

Depreciation, Depletion, Accretion and Amortization
Aggregates	$70.1	$73.1
Concrete	13.0	13.0
Asphalt mix	2.0	2.2
Cement	4.3	4.4
Corporate and other unallocated	1.2	1.5

Total	$90.6	$94.2

[1]	Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.

[2]	Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.

[3]	Includes cement and calcium products.

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2011	2010

Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$4,448	$7,035
Income taxes	(35,938)	(2,657)

Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	6,378	10,273
Stock issued for pension contribution (Note 9)	0	53,864
Amounts referable to business acquisition (Note 14)
Liabilities assumed	14,330	0
Fair value of equity consideration	18,898	0

NOTE 19: COMMITMENTS AND CONTINGENCIES
We are a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the outcome, or the amount of liability, if any, under these lawsuits, especially where the cases involve possible jury trials with as yet undetermined jury panels.
In addition to these lawsuits in which we are involved in the ordinary course of business, certain other material legal proceedings are more specifically described below. We contend that we are not liable in any of these matters and intend to defend ourselves vigorously.
PERCHLOROETHYLENE CASES
We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to any of these matters, which are listed below:
▪	CALIFORNIA WATER SERVICE COMPANY — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al., now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. Discovery is ongoing.
▪	CITY OF SUNNYVALE CALIFORNIA — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its degradation products at the Sunnyvale Town Center Redevelopment Project. Discovery is ongoing. A trial date of January 9, 2012 has been set.
▪	SUFFOLK COUNTY WATER AUTHORITY — On May 4, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the United States District Court for the Eastern District of New York. This case was subsequently dismissed and refiled in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its degradation products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. Discovery is ongoing.

▪	ADDAIR — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. The perc manufacturing defendants, including Vulcan, have filed a motion for summary judgment. The Court has yet to rule on the motion but in the interim has stayed the litigation. As such, there has been no activity on this matter pending the Court’s ruling.
▪	WEST VIRGINIA COAL SINK LAB LITIGATION — This is a mass tort action consisting of over 100 cases filed in 17 different counties in West Virginia from September 1 to October 13, 2010, for medical monitoring and personal injury damages for exposure to perc used in coal sink labs. The West Virginia Supreme Court of Appeals, in an order entered January 19, 2011, transferred all of these cases (referred to as Jeffrey Blount v. Arkema, Inc., et al.) to the West Virginia Mass Litigation Panel. No discovery has been conducted in this matter.
▪	SANTARSIERO — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. We were brought in as a third-party defendant by original defendant R.V. Davies. We recently learned that the plaintiff, who was alleging perc exposure, is now deceased. The case has been stayed pending further information about this development.
▪	R.R. STREET INDEMNITY — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which we have now settled. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We have had discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.
FLORIDA ANTITRUST LITIGATION — Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. The lawsuits were filed by several ready-mixed concrete producers and construction companies against a number of concrete and cement producers and importers in Florida. There are now two consolidated amended complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The other defendants include Cemex Corp., Votarantim Cimentos North America and Titan America. The complaints allege various violations under the federal antitrust laws, including price fixing and market allocations. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we intend to defend the case vigorously. Discovery is ongoing.
IDOT/JOLIET ROAD — In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. On May 18, 2010, we settled this lawsuit for $40,000,000 and recognized the full settlement as a charge to operations in the second quarter of 2010. Under the terms of the settlement we paid IDOT $20,000,000 in May 2010 and we paid the second installment of $20,000,000 on February 17, 2011. We are taking appropriate actions, including participating in two arbitrations in 2011, to recover the settlement amount in excess of the self-insured retention of $2,000,000, as well as a portion of our defense costs from our insurers. In February 2011, we completed the first arbitration with two of our three insurers. The arbitration panel awarded us a total of $25,546,000 in payment of their share of the settlement amount and attorneys’ fees. This award was recorded as income in the first quarter of 2011. The second arbitration is scheduled for May 2011.
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
We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available high quality aggregates. We serve these markets from inland quarries — shipping by barge and rail — and from our quarry on Mexico’s Yucatan Peninsula. We transport aggregates from Mexico to the U.S. principally on our three Panamax-class, self-unloading ships.
There are practically no substitutes for quality aggregates. Because of barriers to entry created by zoning and permitting regulation and because of high transportation costs relative to the value of the product, the location of reserves is a critical factor to long-term success.
While aggregates is our primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and concrete, can be managed effectively in certain markets to generate acceptable financial returns. We produce and sell asphalt mix and ready-mixed concrete primarily in our mid-Atlantic, Georgia, Florida, southwestern and western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. In all of these downstream businesses, we supply virtually all of the required aggregates from our own operations.
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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR FIRST QUARTER 2011
▪	Freight-adjusted aggregates pricing approximated the prior year level
▪	Aggregates shipments declined 3%, reflecting varied market conditions across our footprint as well as significantly more wet weather in March in many markets
▪	Average unit selling prices for both ready-mixed concrete and asphalt mix increased 4%, contributing to higher unit materials margins in both product lines
▪	Unit cost for diesel fuel and liquid asphalt increased 34% and 12%, respectively, reducing pretax earnings by $9.8 million. Most of this earnings effect was offset by production efficiency gains in aggregates and higher pricing for asphalt mix
▪	Selling, administrative and general (SAG) expenses were down from the prior year due primarily to the $9.2 million noncash charge recorded in the prior year for the fair value of donated real estate
▪	Net earnings were a loss of $54.7 million, or ($0.42) per diluted share. The quarter’s results include income of $9.9 million, or $0.08 per diluted share, from discontinued operations as well as $0.12 per diluted share for the insurance arbitration awarded to us for recovery of settlement costs and legal costs related to the lawsuit settled last year with the Illinois Department of Transportation (IDOT)
Improvements in first quarter production efficiencies in our Aggregates segment offset most of the earnings effects of sharply higher diesel fuel costs. Additionally, in the current quarter we realized positive pricing momentum in both our Asphalt mix and Concrete segments. Shipments in all of our businesses remained challenged in the first quarter. After a solid start in January and February, extremely wet weather hampered aggregates, asphalt and concrete shipments in March in many of our key markets.

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
FREE CASH FLOW
Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended
	March 31
in millions	2011	2010

Net cash provided by operating activities	$44.1	$6.4
Purchases of property, plant & equipment	(24.3)	(19.7)

Free cash flow	$19.8	($13.3)

EBITDA
EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended
	March 31
in millions	2011	2010

Net cash provided by operating activities	$44.1	$6.4
Changes in operating assets and liabilities before initial effects of business acquisitions and dispositions	(68.4)	(46.5)
Other net operating items using cash	60.1	95.5
Earnings on discontinued operations, net of taxes	(9.9)	(5.7)
Benefit from income taxes	(37.4)	(34.2)
Interest expense, net	42.3	43.3

EBITDA	$30.8	$58.8

	Three Months Ended
	March 31
in millions	2011	2010

Net loss	($54.7)	($38.7)
Benefit from income taxes	(37.4)	(34.2)
Interest expense, net	42.3	43.3
Earnings on discontinued operations, net of taxes	(9.9)	(5.7)
Depreciation, depletion, accretion and amortization	90.5	94.1

EBITDA	$30.8	$58.8

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
CONSOLIDATED OPERATING RESULTS

	Three Months Ended
	March 31
in millions, except per share data	2011	2010

Net sales	$456.3	$464.5
Cost of goods sold	463.4	463.6

Gross profit	($7.1)	$0.9

Operating loss	($61.2)	($36.8)

Loss from continuing operations before income taxes	($102.1)	($78.7)

Loss from continuing operations	($64.6)	($44.4)
Earnings on discontinued operations, net of income taxes	9.9	5.7

Net loss	($54.7)	($38.7)

Basic earnings (loss) per share
Continuing operations	($0.50)	($0.35)
Discontinued operations	0.08	0.04

Basic net loss per share	($0.42)	($0.31)

Diluted earnings (loss) per share
Continuing operations	($0.50)	($0.35)
Discontinued operations	0.08	0.04

Diluted net loss per share	($0.42)	($0.31)

FIRST QUARTER 2011 COMPARED TO FIRST QUARTER 2010
First quarter net sales were $456.3 million, down 1.8% from the first quarter of 2010. Shipments were down in all product lines with the exception of cement which was essentially flat due to increased internal shipments.
Results for the first quarter were a net loss of $54.7 million or ($0.42) per diluted share compared to a net loss of $38.7 million or ($0.31) per diluted share in the first quarter of 2010. Higher unit costs for diesel fuel and liquid asphalt in the current quarter resulted in higher pretax costs of $9.8 million. The current quarter’s results include a pretax gain of $25.5 million related to partial recovery of a legal settlement (see Note 19 to the condensed consolidated financial statements) while the first quarter 2010 results include a pretax gain of $39.5 million on the sale of three non-strategic aggregates facilities located in rural Virginia.

CONTINUING OPERATIONS — Changes in loss from continuing operations before income taxes for the first quarter of 2011 versus the first quarter of 2010 are summarized below:
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

First quarter 2010	($78.7)

Lower aggregates earnings due to
Lower volumes	(4.1)
Lower selling prices	(0.7)
Lower costs	0.2
Higher concrete earnings	1.7
Lower asphalt mix earnings	(1.3)
Lower cement earnings	(3.8)
Lower selling, administrative and general expenses	9.0
Lower gain on sale of property, plant & equipment and businesses	(47.9)
Recovery from legal settlement	25.5
All other	(2.0)

First quarter 2011	($102.1)

Gross profit for the Aggregates segment was $10.7 million in the first quarter of 2011 compared to $15.4 million in the first quarter of 2010. This $4.7 million decline was due mostly to lower shipments. A number of Vulcan-served markets, most notably markets in California, the mid-Atlantic and the Southeast experienced unusually wet weather in March. Despite the inclement March weather, our Virginia, Tennessee and Georgia aggregates businesses increased shipments versus the prior year’s first quarter, due primarily to stronger demand from public infrastructure projects. Markets that experienced declines in shipments include South Carolina, Florida and markets along the Gulf Coast.
The average selling price for aggregates was in line with the prior year. Adjusted for freight to remote distribution yards and mix, the overall average selling price was slightly above last year’s level. The adjusted selling price in Florida increased from the prior year’s level. A number of other markets reported unit selling prices at or above the prior year’s first quarter pace. However, some geographic and end-use markets that have experienced the steepest overall declines in demand reported lower average prices when compared with the prior year. Reflecting production efficiencies and effective cost control measures, aggregates unit costs of sales were in line with the first quarter of 2010 despite sharply higher costs for diesel.
The Concrete segment reported a loss of $14.4 million, an improvement from the prior year’s first quarter. Unit materials margins in ready-mixed concrete improved from the prior year’s first quarter due mostly to higher pricing. Concrete prices increased 4% from the prior year’s first quarter.
Asphalt mix segment earnings were a loss of $0.2 million compared with earnings of $1.1 million in the prior year’s first quarter. Selling prices for asphalt mix increased approximately 4%, offsetting most of the earnings effect of higher liquid asphalt costs. Asphalt volumes decreased 2% from the prior year’s first quarter due primarily to wet weather in March. Unit materials margins in the first quarter were higher than the prior year and were in line with the improved levels achieved in the second half of 2010.
The Cement segment reported a loss of $3.2 million versus earnings of $0.6 million in the first quarter of 2010. This $3.8 million decline was due mostly to a scheduled maintenance event in the current quarter.
SAG expenses in the first quarter were $77.5 million versus $86.5 million in the prior year’s first quarter. Excluding the effects of the aforementioned donated real estate from the prior year’s first quarter, SAG expenses were flat with the prior year.
The $8.4 million difference between the fair value of the donated real estate and the carrying value was recorded as a gain on sale of property, plant & equipment and businesses in the prior year. In March 2010, we recorded a pretax gain of $39.5 million on the March 2010 sale of three non-strategic aggregates facilities in rural Virginia. There were no similar gains recorded in the current quarter.

The $25.5 million in recovery from legal settlement included in the current quarter’s results reflects the arbitration award from insurers related to the lawsuit settled last year with IDOT.
We recorded income tax benefits from continuing operations of $37.4 million in the first quarter of 2011 compared to $34.2 million in the first quarter of 2010. In both of these quarters, we were required to apply the alternative methodology to calculate the income tax benefit as discussed in Note 4 to the condensed consolidated financial statements. The $3.2 million increase in our income tax benefit resulted mainly from the larger pretax loss and an increase in the depletion benefit partially offset by discrete income tax adjustments booked in the first quarter of 2011.
Results from continuing operations were a loss of ($0.50) per diluted share compared with a loss of ($0.35) per diluted share in the first quarter of 2010.
DISCONTINUED OPERATIONS — The first quarter 2011 pretax earnings on discontinued operations of $16.4 million include pretax gains of $11.1 million related to the 5CP earn-out and $7.5 million recognized on recovery from an insurer in lawsuits involving perchloroethylene. These gains were offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.
The first quarter 2010 pretax earnings on discontinued operations of $8.9 million include pretax gains of $7.9 million related to the 5CP earn-out and $1.2 million of insurance recoveries. These gains were also offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.
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
We operate a centralized cash management system using zero-balance disbursement accounts; therefore, our operating cash balance requirements are minimal. When cash on hand is not sufficient to fund daily working capital requirements, we draw down on our bank lines of credit. The weighted-average interest rate on short-term debt was 0.60% during the three months ended March 31, 2011 and 0.60% at March 31, 2011.
CURRENT MATURITIES AND SHORT-TERM BORROWINGS
As of March 31, 2011, current maturities of long-term debt are $5.2 million, of which $5.0 million is due as follows:

March 31
in millions	2011

Current maturities due
Second quarter 2011	$0.0
Third quarter 2011	0.0
Fourth quarter 2011	5.0
First quarter 2012	0.0

There are various maturity dates for the remaining $0.2 million of current maturities. We expect to retire this debt using available cash generated from operations, by drawing on our bank lines of credit or by accessing the capital markets.

Short-term borrowings consisted of the following:

	March 31	December 31	March 31
dollars in millions	2011	2010	2010

Short-term Borrowings
Bank borrowings	$300.0	$285.5	$0.0
Commercial paper	0.0	0.0	300.0

Total	$300.0	$285.5	$300.0

Bank Borrowings
Maturity	1 - 76 days	3 - 74 days	n/a
Weighted-average interest rate	0.60%	0.59%	n/a

Commercial Paper
Maturity	n/a	n/a	1 day
Weighted-average interest rate	n/a	n/a	0.34%

Our outstanding bank credit facility, which provides $1.5 billion of liquidity, expires November 16, 2012. Borrowings under this credit facility, which are classified as short-term, bear an interest rate based on London Interbank Offer Rate (LIBOR) plus a credit spread. This credit spread was 30 basis points (0.30 percentage points) based on our long-term debt ratings at March 31, 2011.
As of March 31, 2011
▪	$300.0 million was drawn from the $1.5 billion line of credit
▪	$61.5 million was used to provide backup for outstanding letters of credit
As a result, we had available lines of credit of $1,138.5 million. This amount provides a sizable level of borrowing capacity that strengthens our financial flexibility. Not only does it enable us to fund working capital needs, it provides liquidity to fund large expenditures, such as long-term debt maturities, on a temporary basis without being forced to issue long-term debt at times that are disadvantageous.
Interest rates referable to borrowings under these credit lines are determined at the time of borrowing based on current conditions in the LIBOR market. Of the $300.0 million drawn as of March 31, 2011, $50.0 million was borrowed on an overnight basis at 0.57%, $100.0 million was borrowed for 90 days at 0.613% and $150.0 million was borrowed for three months at 0.6095%.
Our short-term debt ratings/outlook as of March 31, 2011 were
▪	Standard and Poor’s — B/stable (rating dated March 18, 2011; downgraded from A-3/credit watch — negative)
▪	Moody’s — not prime/stable (rating dated March 4, 2011; downgraded from P-3/under review)
As a result of our short-term debt rating downgrades, we currently do not have access to the commercial paper market. We are confident in our ability to fund daily working capital requirements. We access our bank lines of credit if cash on hand is insufficient.
WORKING CAPITAL
Working capital, current assets less current liabilities, is a common measure of liquidity used to assess a company’s ability to meet short-term obligations. Our working capital is calculated as follows:

	March 31	December 31	March 31
in millions	2011	2010	2010

Working Capital
Current assets [1]	$765.3	$772.1	$755.7
Current liabilities	(618.3)	(565.7)	(909.2)

Total working capital	$147.0	$206.4	($153.5)

[1]	As restated for March 31, 2010, see Note 1 to the condensed consolidated financial statements.

The $59.4 million decrease in our working capital over the three month period ended March 31, 2011 was a result of a $39.7 million decrease in accounts and notes receivable and a $37.9 million increase in trade payables and accruals, and other current liabilities. These changes were partially offset by a $15.6 million increase in cash and cash equivalents. The decrease in accounts and notes receivable was largely due to a 17% decrease in net sales from the quarter ended December 31, 2010. The increase in trade payables and accruals, and other current liabilities was largely due to seasonal factors.
The $300.5 million increase in our working capital over the twelve month period ended March 31, 2011 was due to a decrease in current maturities of long-term debt of $320.1 million. Proceeds from a $450.0 million term loan (closed in July 2010) were used to pay outstanding commercial paper and current maturities of long-term debt, shifting debt from current to long-term.
CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Three Months Ended
	March 31
in millions	2011	2010

Net loss	($54.7)	($38.7)
Depreciation, depletion, accretion and amortization	90.6	94.2
Net gain on sale property, plant & equipment and businesses	(12.7)	(57.2)
Contributions to pension plans	(1.0)	(20.1)
Other operating cash flows, net	21.9	28.2

Net cash provided by operating activities	$44.1	$6.4

Net earnings before noncash deductions for depreciation, depletion, accretion and amortization were $35.9 million during the first three months of 2011 as compared to $55.5 million during the same period of 2010. The decrease in net earnings before these noncash deductions was more than offset by a decrease in contributions to pension plans of $19.1 million and a decrease in net gain sale of property, plant & equipment and businesses of $44.5 million. Although net gains on sale of property, plant & equipment and businesses increase net earnings, the associated cash received is adjusted out of operating activities and presented as a component of investing activities.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for investing activities was $10.9 million during the three months ended March 31, 2011, a decrease in cash flow of $39.6 million as compared to the same period in the prior year. The decrease in investing cash flows was largely due to a decrease in proceeds from the sale of businesses of $38.8 million. In the first quarter of 2010, three non-strategic aggregates facilities in rural Virginia were sold resulting in net proceeds of $42.3 million.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for financing activities was $17.5 million during the first quarter of 2011 as compared to $21.5 million in the first quarter of 2010. During the current quarter, a comparative $72.0 million decrease in payments of current maturities and long-term debt was partially offset by a $49.0 million decrease in net short-term borrowings. Additionally, proceeds from issuance of common stock and from the exercise of stock options decreased $18.1 million from the first quarter of 2010.

CAPITAL STRUCTURE AND RESOURCES
We pursue attractive investment opportunities and fund acquisitions using internally generated cash or by issuing debt or equity securities. We actively manage our capital structure and resources consistent with policies, guidelines and objectives in order to maximize shareholder wealth, as well as to attract equity and fixed income investors who support us by investing in our stock and debt securities. Our primary goals include
▪	maintaining a debt to total capital ratio within what we believe to be a prudent and generally acceptable range of 35% to 40%

▪	paying out a reasonable share of net cash provided by operating activities as dividends

▪	maintaining credit ratings that allow access to the credit markets on favorable terms
LONG-TERM DEBT
Our total debt as a percentage of total capital and the weighted-average stated interest rates on our long-term debt are summarized below:

	March 31	December 31	March 31
dollars in millions	2011	2010	2010

Debt
Current maturities of long-term debt	$5.2	$5.2	$325.3
Short-term borrowings	300.0	285.5	300.0
Long-term debt	2,427.6	2,427.5	2,101.1

Total debt	$2,732.8	$2,718.2	$2,726.4

Capital
Total debt	$2,732.8	$2,718.2	$2,726.4
Shareholders’ equity [1]	3,905.6	3,965.0	4,048.2

Total capital	$6,638.4	$6,683.2	$6,774.6

Total Debt as a Percentage of Total Capital	41.2%	40.7%	40.2%

Long-term Debt - Weighted-average Stated Interest Rate	7.07%	7.02%	7.73%

[1]	As restated for March 31, 2010, see Note 1 to the condensed consolidated financial statements.
Our debt agreements do not subject us to contractual restrictions for working capital or the amount we may expend for cash dividends and purchases of our stock. Our bank credit facilities (term loan and unsecured bank lines of credit) contain a covenant that our percentage of consolidated debt to total capitalization (total debt as a percentage of total capital) may not exceed 65%. Our total debt as a percentage of total capital was 41.2% as of March 31, 2011, compared with 40.7% three months previously and 40.2% twelve months previously.
In the future, our total debt as a percentage of total capital will depend on specific investment and financing decisions. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.
Our long-term debt ratings/outlook as of March 31, 2011 were
▪	Standard and Poor’s — BB/stable (rating dated March 18, 2011; downgraded from BBB-/credit watch)

▪	Moody’s — Ba1/stable (rating dated March 4, 2011; downgraded from Baa3/under review)
The downgrades to our long-term debt ratings resulted in a 25 basis points (0.25 percentage points) increase in the interest rate applied to our $450.0 million 5-year syndicated term loan. This increase brings the spread above LIBOR to the capped rate of 2.50%.

EQUITY
Our common stock issuances are summarized below:

	March 31	December 31	March 31
in thousands	2011	2010	2010

Common stock shares at beginning of year issued and outstanding	128,570	125,912	125,912

Common Stock Issuances
Pension plan contribution	0	1,190	1,190
Acquisition	373	0	0
401(k) savings and retirement plan	0	882	250
Share-based compensation plans	164	586	341

Common stock shares at end of period issued and outstanding	129,107	128,570	127,693

In March 2010, we issued 1.2 million shares of common stock (par value of $1 per share) to our qualified pension plan as explained in Notes 9 and 10 to the condensed consolidated financial statements. This transaction increased shareholders’ equity by $53.9 million (common stock $1.2 million and capital in excess of par $52.7 million.)
In February 2011, we issued 0.4 million shares of common stock in connection with a business acquisition as explained in Note 14 to the condensed consolidated financial statements.
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the periods presented were
▪	three months ended March 31, 2011 — no shares issued

▪	twelve months ended December 31, 2010 — issued 0.9 million shares for cash proceeds of $41.7 million

▪	three months ended March 31, 2010 — issued 0.2 million shares for cash proceeds of $11.3 million
There were no shares held in treasury as of March 31, 2011, December 31, 2010 and March 31, 2010. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of March 31, 2011.
STANDBY LETTERS OF CREDIT
For a discussion of our standby letters of credit see Note 13 to the condensed consolidated financial statements.
CASH CONTRACTUAL OBLIGATIONS
Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K).
We prepare these financial statements to conform with accounting principles generally accepted in the United States of America. These principals require us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We base our estimates on historical experience, current conditions and various other assumptions we believe reasonable under existing circumstances and evaluate these estimates and judgments on an ongoing basis. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.
We believe that the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2011.
NEW ACCOUNTING STANDARDS
For a discussion of the accounting standards recently adopted and pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 16 to the condensed consolidated financial statements.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to:
▪	general economic and business conditions;

▪	the timing and amount of federal, state and local funding for infrastructure;

▪	the lack of a multi-year federal highway funding bill with an automatic funding mechanism;

▪	the reluctance of state departments of transportation to undertake federal highway projects without a reliable method of federal funding;

▪	the impact of the global economic recession on our business and financial condition and access to capital markets;

▪	changes in the level of spending for residential and private nonresidential construction;

▪	the highly competitive nature of the construction materials industry;

▪	the impact of future regulatory or legislative actions;

▪	the outcome of pending legal proceedings;

▪	pricing of our products;

▪	weather and other natural phenomena;

▪	energy costs;

▪	costs of hydrocarbon-based raw materials;

▪	healthcare costs;

▪	the amount of long-term debt and interest expense we incur;

▪	changes in interest rates;

▪	the impact of our below investment grade debt rating on our cost of capital;

▪	volatility in pension plan asset values which may require cash contributions to the pension plans;

▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses;

▪	our ability to secure and permit aggregates reserves in strategically located areas;

▪	our ability to manage and successfully integrate acquisitions;

▪	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals;

▪	and other assumptions, risks and uncertainties detailed from time to time in our periodic reports.
All forward-looking statements are made as of the date of filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.
INVESTOR INFORMATION
We make available on our website, www.vulcanmaterials.com, free of charge, copies of our
▪	Annual Report on Form 10-K

▪	Quarterly Reports on Form 10-Q

▪	Current Reports on Form 8-K
We also provide amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov).
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
In December 2007, we issued $325.0 million of 3-year floating (variable) rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated (notional) amount of $325.0 million. The swap agreement terminated December 15, 2010, coinciding with the maturity of the 3-year notes. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. At March 31, 2010, we recognized a liability of $9.0 million (included in other current liabilities) equal to the fair value of this swap.
At March 31, 2011, the estimated fair value of our long-term debt instruments including current maturities was $2,549.6 million compared to a book value of $2,432.8 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair value of our liability by approximately $126.2 million.
At March 31, 2011, we had $450.0 million outstanding under our 5-year syndicated term loan established in July 2010. These borrowings bear interest at variable rates — LIBOR plus a spread based on our long-term credit rating at the time of borrowing. An increase in LIBOR or a downgrade in our long-term credit rating would increase our borrowing costs for amounts outstanding under these arrangements.
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
ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a — 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We are in the process of replacing our legacy information technology systems. We had completed the first five phases of this multi-year project as of December 31, 2010 and there were no additional phases completed during the first quarter of 2011. The new information technology systems were a source for some of the information presented in this Quarterly Report on Form 10-Q. We are continuing to work toward the full implementation of the new information technology systems.

No changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the first quarter of 2011.
PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010. See Note 19 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.
ITEM 1A
RISK FACTORS
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2010.
ITEM 6
EXHIBITS

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99	MSHA Citations and Litigation

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

/s/ Ejaz A. Khan
Ejaz A. Khan
Vice President, Controller and Chief Information Officer
Date May 6, 2011	(Principal Accounting Officer)

/s/ Daniel F. Sansone
Daniel F. Sansone
Senior Vice President, Chief Financial Officer
Date May 6, 2011	(Principal Financial Officer)