Form 10-Q
period 2011-06-30
Vulcan Materials CO
filed 2011-08-04
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at June 30, 2011
Common Stock, $1 Par Value	129,224,468

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2011
CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Comprehensive Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 6. Exhibits	39

Signatures	40
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31	June 30
	2011	2010	2010
Unaudited, except for December 31			(As Restated,
in thousands, except per share data			See Note 1)

Assets
Cash and cash equivalents	$106,744	$47,541	$42,173
Restricted cash	109	547	3,746
Medium-term investments	0	0	3,910
Accounts and notes receivable
Accounts and notes receivable, gross	397,423	325,303	398,613
Less: Allowance for doubtful accounts	(7,641)	(7,505)	(9,290)

Accounts and notes receivable, net	389,782	317,798	389,323
Inventories
Finished products	259,109	254,840	246,956
Raw materials	26,300	22,222	23,114
Products in process	4,930	6,036	3,784
Operating supplies and other	38,926	36,747	37,486

Inventories	329,265	319,845	311,340
Current deferred income taxes	44,794	53,794	57,575
Prepaid expenses	21,659	19,374	33,972
Assets held for sale	0	13,207	14,864

Total current assets	892,353	772,106	856,903
Investments and long-term receivables	37,251	37,386	34,078
Property, plant & equipment
Property, plant & equipment, cost	6,739,908	6,692,814	6,632,580
Reserve for depreciation, depletion & amortization	(3,197,163)	(3,059,900)	(2,915,565)

Property, plant & equipment, net	3,542,745	3,632,914	3,717,015
Goodwill	3,097,016	3,097,016	3,096,300
Other intangible assets, net	694,509	691,693	681,059
Other noncurrent assets	121,736	106,776	101,610

Total assets	$8,385,610	$8,337,891	$8,486,965

Liabilities
Current maturities of long-term debt	$5,230	$5,246	$425,300
Short-term borrowings	100,000	285,500	320,000
Trade payables and accruals	153,729	102,315	168,269
Other current liabilities	162,001	172,495	160,151
Liabilities of assets held for sale	0	116	409

Total current liabilities	420,960	565,672	1,074,129
Long-term debt	2,785,843	2,427,516	2,001,180
Noncurrent deferred income taxes	762,406	849,448	843,408
Other noncurrent liabilities	535,136	530,275	538,929

Total liabilities	4,504,345	4,372,911	4,457,646

Other commitments and contingencies (Note 19)
Equity
Common stock, $1 par value	129,224	128,570	128,270
Capital in excess of par value	2,534,562	2,500,886	2,477,672
Retained earnings	1,385,208	1,512,863	1,610,835
Accumulated other comprehensive loss	(167,729)	(177,339)	(187,458)

Total equity	3,881,265	3,964,980	4,029,319

Total liabilities and equity	$8,385,610	$8,337,891	$8,486,965

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited		June 30		June 30
in thousands, except per share data	2011	2010	2011	2010

Net sales	$657,457	$692,758	$1,113,773	$1,157,293
Delivery revenues	44,514	43,394	75,398	72,122

Total revenues	701,971	736,152	1,189,171	1,229,415

Cost of goods sold (Note 8)	556,617	570,423	1,020,039	1,034,063
Delivery costs	44,514	43,394	75,398	72,122

Cost of revenues	601,131	613,817	1,095,437	1,106,185

Gross profit	100,840	122,335	93,734	123,230
Selling, administrative and general expenses (Note 8)	75,893	83,376	153,408	169,872
Gain on sale of property, plant & equipment
and businesses, net	2,919	1,362	3,373	49,734
Recovery (charge) from legal settlement (Note 19)	0	(40,000)	25,546	(40,000)
Other operating income (expense), net	(4,378)	889	(6,940)	1,347

Operating earnings (loss)	23,488	1,210	(37,695)	(35,561)
Other nonoperating income (expense), net	(20)	(1,233)	1,361	144
Interest expense, net (Note 8)	70,911	43,723	113,161	87,016

Loss from continuing operations
before income taxes	(47,443)	(43,746)	(149,495)	(122,433)
Benefit from income taxes	(40,341)	(21,231)	(77,771)	(55,444)

Loss from continuing operations	(7,102)	(22,515)	(71,724)	(66,989)
Earnings (loss) on discontinued operations, net of tax	(1,037)	(1,477)	8,852	4,250

Net loss	($8,139)	($23,992)	($62,872)	($62,739)

Other comprehensive income, net of tax
Fair value adjustments to cash flow hedges	0	124	0	(320)
Reclassification adjustment for cash flow hedges	4,003	2,645	5,453	5,498
Amortization of pension and postretirement plan
actuarial loss and prior service cost	1,941	823	4,158	1,722

Other comprehensive income	5,944	3,592	9,611	6,900

Comprehensive loss	($2,195)	($20,400)	($53,261)	($55,839)

Basic earnings (loss) per share
Continuing operations	($0.05)	($0.18)	($0.55)	($0.53)
Discontinued operations	($0.01)	($0.01)	$0.06	$0.04
Net loss per share	($0.06)	($0.19)	($0.49)	($0.49)
Diluted earnings (loss) per share
Continuing operations	($0.05)	($0.18)	($0.55)	($0.53)
Discontinued operations	($0.01)	($0.01)	$0.06	$0.04
Net loss per share	($0.06)	($0.19)	($0.49)	($0.49)
Weighted-average common shares outstanding
Basic	129,446	128,168	129,263	127,452
Assuming dilution	129,446	128,168	129,263	127,452
Cash dividends declared per share of common stock	$0.25	$0.25	$0.50	$0.50
Depreciation, depletion, accretion and amortization	$92,137	$97,280	$182,723	$191,476
Effective tax rate from continuing operations	85.0%	48.5%	52.0%	45.3%

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited		June 30
in thousands	2011	2010

Operating Activities
Net loss	($62,872)	($62,739)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	182,723	191,476
Net gain on sale of property, plant & equipment and businesses	(15,657)	(58,527)
Contributions to pension plans	(1,995)	(21,075)
Share-based compensation	8,849	10,524
Deferred tax provision	(92,031)	(54,755)
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(37,591)	2,585
Cost of debt purchase	19,153	0
Other, net	6,437	11,167

Net cash provided by operating activities	7,016	18,656

Investing Activities
Purchases of property, plant & equipment	(51,512)	(42,158)
Proceeds from sale of property, plant & equipment	6,717	3,224
Proceeds from sale of businesses, net of transaction costs	12,284	50,954
Decrease (increase) in restricted cash	437	(3,746)
Other, net	927	(283)

Net cash provided by (used for) investing activities	(31,147)	7,991

Financing Activities
Net short-term borrowings (payments)	(185,500)	83,488
Payment of current maturities and long-term debt	(737,739)	(75,188)
Proceeds from issuance of long-term debt	1,100,000	0
Debt issuance costs	(17,904)	0
Proceeds from issuance of common stock	4,936	35,314
Dividends paid	(64,570)	(63,600)
Proceeds from exercise of stock options	3,232	12,597
Cost of debt purchase	(19,153)	0
Other, net	32	650

Net cash provided by (used for) financing activities	83,334	(6,739)

Net increase in cash and cash equivalents	59,203	19,908
Cash and cash equivalents at beginning of year	47,541	22,265

Cash and cash equivalents at end of period	$106,744	$42,173

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
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.
RECLASSIFICATIONS
Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2011 presentation.
CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS
During 2010 we completed a comprehensive analysis of our deferred income tax balances and concluded that our deferred income tax liabilities were understated. The errors arose during 2008 and during periods prior to January 1, 2007, and are not material to previously issued financial statements. As a result, we did not amend previously filed financial statements but restated the December 31, 2009 balance sheet in our Annual Report on Form 10-K for the year ended December 31, 2010 and have restated the June 30, 2010 balance sheet presented in this Form 10-Q.
The errors that arose during 2008 related to the calculations of deferred income taxes referable to the Florida Rock acquisition and additional 2008 federal return adjustments. The correction of these errors resulted in a decrease to deferred income tax liabilities of $6,129,000, an increase to goodwill referable to our Aggregates segment of $2,321,000 and an increase in current taxes payable of $8,450,000 for the year ended December 31, 2008.
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

A summary of the effects of the correction of the errors on our Condensed Consolidated Balance Sheet as of June 30, 2010, is presented in the table below:

	As of June 30, 2010
	As		As
in thousands	Reported	Correction	Restated

Balance Sheet
Assets
Current deferred income taxes	$59,525	($1,950)	$57,575
Prepaid expenses	42,422	(8,450)	33,972

Total current assets	867,303	(10,400)	856,903
Goodwill	3,093,979	2,321	3,096,300

Total assets	$8,495,044	($8,079)	$8,486,965

Liabilities
Noncurrent deferred income taxes	$836,702	$6,706	$843,408

Total liabilities	4,450,940	6,706	4,457,646

Equity
Retained earnings	1,625,620	(14,785)	1,610,835

Total equity	4,044,104	(14,785)	4,029,319

Total liabilities and equity	$8,495,044	($8,079)	$8,486,965

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
In March 2011, we received a payment of $12,284,000 under the 5CP earn-out related to performance during the year ended December 31, 2010. During the first quarter of 2010, we received $8,794,000 under the 5CP earn-out related to the year ended December 31, 2009. These receipts were recorded as gains on disposal of discontinued operations. Through June 30, 2011, we have received a total of $54,991,000 under the 5CP earn-out, a total of $21,890,000 in excess of the receivable recorded on the date of disposition.
We are liable for a cash transaction bonus payable to certain former key Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. We expect the 2011 payout will be $1,228,000 and have accrued this amount as of June 30, 2011. In comparison, we had accrued $882,000 as of June 30, 2010.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations during the six month periods ended June 30, 2011 and 2010. Results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2011	2010	2011	2010

Discontinued Operations
Pretax earnings (loss) from results	($1,719)	($1,821)	$3,587	($860)
Gain on disposal, net of transaction bonus	0	(2)	11,056	7,912
Income tax (provision) benefit	682	346	(5,791)	(2,802)

Earnings (loss) on discontinued operations, net of tax	($1,037)	($1,477)	$8,852	$4,250

The second quarter pretax losses from results of discontinued operations of ($1,719,000) in 2011 and ($1,821,000) in 2010 were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax earnings from results of discontinued operations of $3,587,000 for the six months ended June 30, 2011 includes a $7,500,000 pretax gain recognized in the first quarter on recovery from an insurer in lawsuits involving perchloroethylene. This gain was offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs. The pretax loss from results of discontinued operations of ($860,000) for the six months ended June 30, 2010 includes litigation settlements associated with our former Chemicals business offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs.
NOTE 3: EARNINGS PER SHARE (EPS)
We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2011	2010	2011	2010

Weighted-average common shares outstanding	129,446	128,168	129,263	127,452
Dilutive effect of
Stock options/SOSARs	0	0	0	0
Other stock compensation plans	0	0	0	0

Weighted-average common shares outstanding, assuming dilution	129,446	128,168	129,263	127,452

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: three months ended June 30, 2011 — 291,000 shares, three months ended June 30, 2010 — 513,000 shares, six months ended June 30, 2011 — 324,000 shares and six months ended June 30, 2010 — 533,000 shares.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2011	2010	2011	2010

Antidilutive common stock equivalents	5,873	4,067	5,873	4,254

NOTE 4: INCOME TAXES
Our income tax provision and the corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.
When application of the expected annual effective tax rate distorts the financial results of an interim period, we calculate the income tax provision or benefit using an alternative methodology. This alternative methodology results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.
We recognize an income tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. We consider resolution for an issue to occur at the earlier of settlement of an examination, the expiration of the statute of limitations, or when the issue is effectively settled. Our income tax provision includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as we consider appropriate.
In the first quarter of 2011, we applied the alternative methodology discussed above in the determination of the income tax benefit from continuing operations. However, as of June 30, 2011, the conditions requiring the alternative methodology no longer existed. As a result, in the second quarter of 2011, we estimated the annual effective tax rate based on our projected taxable loss for the full year and recorded a quarterly tax benefit in accordance with the expected annual effective tax rate.
We recorded income tax benefits from continuing operations of $40,341,000 in the second quarter of 2011 compared to $21,231,000 in the second quarter of 2010. An adjustment to the current quarter’s income tax benefit was required so that the year-to-date benefit reflects the expected annual effective tax rate. The increase in our income tax benefit resulted largely from applying the alternative methodology in the second quarter of 2010. We recorded income tax benefits from continuing operations of $77,771,000 for the six months ended June 30, 2011 compared to $55,444,000 for the six months ended June 30, 2010. The increase in our income tax benefit resulted largely from applying the alternative methodology for the first six months of 2010.
NOTE 5: MEDIUM-TERM INVESTMENTS
We held investments in money market and other money funds at The Reserve, an investment management company specializing in such funds, as follows: June 30, 2011 — $0, December 31, 2010 — $5,531,000 and June 30, 2010 — $5,532,000. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund.

As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, during 2008 we changed the classification of our investments in The Reserve funds from cash and cash equivalents to medium-term investments. We reduced the carrying value of our investment to its estimated fair value of $3,630,000 and $3,910,000 as of December 31, 2010 and June 30, 2010, respectively. See Note 7 for further discussion of the fair value determination.
During January 2011, we received $3,630,000 from the Reserve representing the final redemption of the investment. As a result of this redemption, we reclassified our investments in The Reserve funds from medium-term investments to cash and cash equivalents as of December 31, 2010.
NOTE 6: DERIVATIVE INSTRUMENTS
During the normal course of operations, we are exposed to market risks including fluctuations in interest rates, fluctuations in foreign currency exchange rates and commodity pricing. From time to time, and consistent with our risk management policies, we use derivative instruments to hedge against these market risks. We do not utilize derivative instruments for trading or other speculative purposes.
The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. The interest rate swap agreements described below were designated as either fair value hedges or cash flow hedges. The changes in fair value of our interest rate swap fair value hedges are recorded as interest expense consistent with the change in the fair value of the hedged items attributable to the risk being hedged. The changes in fair value of our interest rate swap cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged items affect earnings.
Derivative instruments are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets. Fair values of derivative instruments designated as hedging instruments are as follows:

		Fair Value[1]
		June 30	December 31	June 30
in thousands	Balance Sheet Location	2011	2010	2010

Liabilities
Interest rate swaps	Other current liabilities	$0	$0	$5,614
Interest rate swaps	Other noncurrent liabilities	7,419	0	0

Total hedging instrument liabilities		$7,419	$0	$5,614

[1]	See Note 7 for further discussion of the fair value determination.
We use interest rate swap agreements designated as cash flow hedges to minimize the variability in cash flows of liabilities or forecasted transactions caused by fluctuations in interest rates. In December 2007, we issued $325,000,000 of 3-year floating-rate notes that bore interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated amount of $325,000,000. Under this agreement, we paid a fixed interest rate of 5.25% and received 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment was settled and the associated realized gain or loss was recognized. This swap agreement terminated December 15, 2010, coinciding with the maturity of the 3-year notes.
Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts accumulated in other comprehensive loss are being amortized to interest expense over the term of the related debt. For the twelve month period ending June 30, 2012, we estimate that $6,247,000 of the pretax loss accumulated in other comprehensive income (OCI) will be reclassified to earnings.

The effects of changes in the fair values of derivatives designed as cash flow hedges on the accompanying Condensed Consolidated Statements of Comprehensive Income are as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statements	2011	2010	2011	2010

Cash Flow Hedges
Gain (loss) recognized in OCI (effective portion)	OCI	$0	$234	$0	($574)

Gain (loss) reclassified from
Accumulated OCI	Interest
(effective portion)	expense	(6,678)	(4,997)	(8,672)	(9,895)

We use interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate debt maturing on December 1, 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we pay 6-month LIBOR plus a spread of approximately 4.05% and receive a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 fixed-rate 10.125% 7-year notes issued in 2009. Under these agreements, we pay 6-month LIBOR plus a spread of approximately 8.03% and receive a fixed interest rate of 10.125%.
The effects of changes in the fair value of derivatives designated as fair value hedges on the accompanying Condensed Consolidated Statements of Comprehensive Income are as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statements	2011	2010	2011	2010

Fair Value Hedges
Gain (loss) recognized in income	Interest
- Interest rate swaps	expense	($7,419)	$0	($7,419)	$0

Gain (loss) recognized in income	Interest
- Fixed rate debt	expense	7,419	0	7,419	0

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
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets and liabilities that are subject to fair value measurements on a recurring basis are summarized below:

		Level 1
	June 30	December 31	June 30
in thousands	2011	2010	2010

Fair Value Recurring
Rabbi Trust
Mutual funds	$14,836	$13,960	$10,787
Equities	8,413	9,336	7,236

Total asset	$23,249	$23,296	$18,023

	Level 2
	June 30	December 31	June 30
in thousands	2011	2010	2010

Fair Value Recurring
Medium-term investments	$0	$0	$3,910
Interest rate swaps	(7,419)	0	(5,614)
Rabbi Trust
Common/collective trust funds	1,368	2,431	3,185

Net asset (liability)	($6,051)	$2,431	$1,481

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
Interest rate swaps are measured at fair value using quoted market prices or pricing models using prevailing market interest rate as of the measurement date. These interest rate swaps are more fully described in Note 6.
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

We recorded a $3,936,000 loss on impairment of long-lived assets in 2010. We utilized an income approach to measure the fair value of the long-lived assets and determined that the carrying value of the assets exceeded the fair value. The loss on impairment represents the difference between the carrying value and the fair value (less costs to sell for assets held for sale) of the impacted long-lived assets.

NOTE 8: OTHER COMPREHENSIVE INCOME (OCI)
Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts accumulated in other comprehensive income (loss), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2011	2010	2010
Accumulated Other Comprehensive Loss
Cash flow hedges	($33,685)	($39,137)	($44,187)
Pension and postretirement plans	(134,044)	(138,202)	(143,271)

Total	($167,729)	($177,339)	($187,458)

Amounts reclassified from other comprehensive income (loss) to net loss, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2011	2010	2011	2010
Reclassification Adjustment for Cash Flow Hedges
Interest expense, net	$6,658	$4,977	$8,632	$9,855
Benefit from income taxes	($2,655)	($2,332)	($3,179)	($4,357)

Total	$4,003	$2,645	$5,453	$5,498

Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$2,454	$1,273	$4,697	$2,376
Selling, administrative and general expense	761	422	1,545	810
Benefit from income taxes	(1,274)	(872)	(2,084)	(1,464)

Total	$1,941	$823	$4,158	$1,722

Total reclassifications from OCI to net loss	$5,944	$3,468	$9,611	$7,220

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
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:
▪	six months ended June 30, 2011 — issued 110,881 shares for cash proceeds of $4,745,000; and

▪	six months ended June 30, 2010 — issued 768,735 shares for cash proceeds of $35,314,000 and a receivable of $1,453,000.
No shares were held in treasury as of June 30, 2011, December 31, 2010 and June 30, 2010. As of June 30, 2011, 3,411,416 shares may be repurchased under the current authorization of our Board of Directors.

NOTE 10: BENEFIT PLANS
The following tables set forth the components of net periodic benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$5,191	$4,800	$10,381	$9,608
Interest cost	10,650	10,406	21,192	20,811
Expected return on plan assets	(12,370)	(12,526)	(24,740)	(25,061)
Amortization of prior service cost	85	115	170	230
Amortization of actuarial loss	3,011	1,540	5,835	2,876

Net periodic pension benefit cost	$6,567	$4,335	$12,838	$8,464

Pretax reclassification from OCI included in net periodic pension benefit cost	$3,096	$1,655	$6,005	$3,106

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$1,198	$1,067	$2,395	$2,133
Interest cost	1,612	1,662	3,225	3,325
Amortization of prior service credit	(168)	(182)	(337)	(364)
Amortization of actuarial loss	287	222	574	444

Net periodic postretirement benefit cost	$2,929	$2,769	$5,857	$5,538

Pretax reclassification from OCI included in net periodic postretirement benefit cost	$119	$40	$237	$80

The reclassifications from OCI noted in the tables above are related to amortization of prior service costs or credits and actuarial losses as shown in Note 8.
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
During 2010, the Master Pension Trust received $6,555,000 from the receiver over WCM as a partial distribution of assets, and received a $15,000,000 insurance settlement related to our WCM loss. In April 2011, the court-appointed receiver released an additional $22,041,000 to our Master Pension Trust.

NOTE 11: CREDIT FACILITIES, SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings are summarized as follows:

	June 30	December 31	June 30
dollars in thousands	2011	2010	2010
Short-term Borrowings
Bank borrowings	$100,000	$285,500	$0
Commercial paper	0	0	320,000

Total	$100,000	$285,500	$320,000

Bank Borrowings
Maturity	15 days	3 - 74 days	n/a
Weighted-average interest rate	0.53%	0.59%	n/a

Commercial Paper
Maturity	n/a	n/a	1 - 2 days
Weighted-average interest rate	n/a	n/a	0.70%

We utilize our bank lines of credit to fund our working capital and for general corporate purposes. Bank lines of credit totaling $1,500,000,000 were maintained at June 30, 2011, all of which expire November 16, 2012. Interest rates referable to borrowings under these lines of credit are determined at the time of borrowing based on current market conditions. Bank loans totaled $100,000,000 as of June 30, 2011 and were borrowed for 15 days at 0.53%.
All lines of credit extended to us in 2011 and 2010 required no compensating balances. In the normal course of business, we maintain balances in our bank accounts for which we are credited with earnings allowances toward our cash management related service fees. To the extent the earnings allowances are not sufficient to fully cover the related fees for these non-credit services, we pay the difference.
In June 2011, we issued $1,100,000,000 of long-term notes in two series, as follows: $500,000,000 of 6.50% notes due in 2016 and $600,000,000 of 7.50% notes due in 2021. These notes were issued principally to:
▪	repay and terminate our $450,000,000 5-year floating-rate term loan,

▪	fund the purchase of $165,443,000 of our outstanding 5.60% 5-year notes issued in 2007 and $109,556,000 of our outstanding 6.30% 5-year notes issued in 2008 through a tender offer,

▪	repay $275,000,000 outstanding under our revolving credit facility,

▪	and for general corporate purposes.
The aforementioned $450,000,000 5-year term loan was established in July 2010 in order to repay the $100,000,000 outstanding balance of our 3-year syndicated term loan issued in 2008 and all outstanding commercial paper. Unamortized deferred financing costs of $2,423,000 were recognized in June 2011 as a component of interest expense upon the termination of the term loan.
The 5.60% and 6.30% 5-year notes were purchased for total consideration of $294,533,000, representing a $19,534,000 premium above the $274,999,000 face value of the notes. This premium primarily reflects the trading price of the notes at the time of purchase relative to par value. Additionally, $4,711,000 of expense associated with a proportional amount of unamortized discounts, deferred financing costs and amounts accumulated in OCI was recognized in June 2011 upon the partial termination of the notes. The combined expense of $24,245,000 is presented in the accompanying Condensed Consolidated Statements of Comprehensive Income as a component of interest expense for the three and six month periods ended June 30, 2011.
As of June 30, 2011, $40,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term and long-term, are unsecured.

Long-term debt is summarized as follows:

	June 30	December 31	June 30
in thousands	2011	2010	2010

Long-term Debt
6.50% 5.5-year notes issued 2011[1]	$500,000	$0	$0
7.50% 10-year notes issued 2011[2]	600,000	0	0
5-year floating-rate term loan issued 2010	0	450,000	0
10.125% 7-year notes issued 2009[3]	149,628	149,597	149,567
10.375% 10-year notes issued 2009[4]	248,457	248,391	248,329
3-year floating-rate term loan issued 2008	0	0	100,000
6.30% 5-year notes issued 2008[5]	140,322	249,729	249,680
7.00% 10-year notes issued 2008[6]	399,675	399,658	399,641
3-year floating-rate notes issued 2007	0	0	325,000
5.60% 5-year notes issued 2007[7]	134,483	299,773	299,719
6.40% 10-year notes issued 2007[8]	349,861	349,852	349,844
7.15% 30-year notes issued 2007[9]	239,717	249,324	249,321
Private placement notes	0	0	15,181
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	14,000	14,000	17,550
Other notes	1,349	1,438	1,648
Fair value adjustments [10]	(7,419)	0	0

Total debt excluding short-term borrowings	$2,791,073	$2,432,762	$2,426,480

Less current maturities of long-term debt	5,230	5,246	425,300

Total long-term debt	$2,785,843	$2,427,516	$2,001,180

Estimated fair value of total long-term debt	$2,857,684	$2,559,059	$2,240,447

[1]	The effective interest rate for these notes is 6.85% , excluding the impact of the interest rate swap described in Note 6.

[2]	The effective interest rate for these notes is 7.73% .

[3]	Includes decreases for unamortized discounts, as follows: June 30, 2011 — $372 thousand, December 31, 2010 — $403 thousand and June 30, 2010 — $433 thousand. The effective interest rate for these notes is 10.31% , excluding the impact of the interest rate swap described in Note 6.

[4]	Includes decreases for unamortized discounts, as follows: June 30, 2011 — $1,543 thousand, December 31, 2010 — $1,609 thousand and June 30, 2010 — $1,671 thousand. The effective interest rate for these notes is 10.58%.

[5]	Includes decreases for unamortized discounts, as follows: June 30, 2011 — $122 thousand, December 31, 2010 — $271 thousand and June 30, 2010 — $320 thousand. The effective interest rate for these notes is 7.46%.

[6]	Includes decreases for unamortized discounts, as follows: June 30, 2011 — $325 thousand, December 31, 2010 — $342 thousand and June 30, 2010 — $359 thousand. The effective interest rate for these notes is 7.86%.

[7]	Includes decreases for unamortized discounts, as follows: June 30, 2011 — $74 thousand, December 31, 2010 — $227 thousand and June 30, 2010 — $281 thousand. The effective interest rate for these notes is 6.55%.

[8]	Includes decreases for unamortized discounts, as follows: June 30, 2011 — $139 thousand, December 31, 2010 — $148 thousand and June 30, 2010 — $156 thousand. The effective interest rate for these notes is 7.39%.

[9]	Includes decreases for unamortized discounts, as follows: June 30, 2011 — $646 thousand, December 31, 2010 — $676 thousand and June 30, 2010 — $679 thousand. The effective interest rate for these notes is 8.04%.

[10]	See Note 6 for additional information about our fair value hedging strategy.
The estimated fair value of total long-term debt presented in the table above was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates were based on information available to us as of the respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.
Our bank credit facility and the indentures governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. Our total debt as a percentage of total capital was 42.7% as of June 30, 2011; 40.7% as of December 31, 2010; and 40.5% as of June 30, 2010.

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
We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2011	2010	2011	2010

ARO Operating Costs
Accretion	$2,124	$2,255	$4,296	$4,444
Depreciation	1,853	3,157	3,395	6,340

Total	$3,977	$5,412	$7,691	$10,784

ARO operating costs for our continuing operations are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2011	2010	2011	2010

Asset Retirement Obligations
Balance at beginning of period	$162,591	$163,931	$162,730	$167,757
Liabilities incurred	278	1,441	278	1,441
Liabilities settled	(3,632)	(1,740)	(5,964)	(4,117)
Accretion expense	2,124	2,255	4,296	4,444
Revisions up (down)	(628)	(3,719)	(607)	(7,357)

Balance at end of period	$160,733	$162,168	$160,733	$162,168

Revisions to our AROs during 2010 related primarily to extensions in the estimated settlement dates at numerous sites.

NOTE 13: STANDBY LETTERS OF CREDIT
We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue such letters of credit to back our obligations to pay or perform when required to do so according to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms.
Our standby letters of credit as of June 30, 2011 are summarized in the table below:

June 30
in thousands	2011

Standby Letters of Credit
Risk management requirement for insurance claims	$41,083
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	8,468
Financial requirement for industrial revenue bond	14,230

Total	$63,914

Since banks consider standby letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are automatically renewed unless cancelled with the approval of the beneficiary. Of the total $63,914,000 outstanding standby letters of credit as of June 30, 2011, $60,882,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
NOTE 14: ACQUISITIONS AND DIVESTITURES
During the first quarter of 2011, we acquired ten ready-mixed concrete facilities located in Georgia for 432,407 shares of common stock valued at the closing date price of $42.85 per share (total consideration of $18,529,000 net of acquired cash). We issued 368,527 shares to the seller at closing and retained 63,880 shares to fulfill certain working capital adjustments and indemnification obligations.
As a result of this acquisition, we recognized $6,246,000 of amortizable intangible assets, none of which is expected to be deductible for income tax purposes. The amortizable intangible assets consist of contractual rights in place and will be amortized over an estimated weighted-average period of 20 years. The purchase price allocation for this 2011 acquisition is preliminary and subject to adjustment.
We no longer anticipate the sale of an aggregates production facility and a ready-mixed concrete operation located outside the United States within the next twelve months. Thus, these assets no longer meet the criteria for classification as held for sale. The property, plant & equipment was measured at the lower of fair value or carrying amount adjusted to recapture suspended depreciation. This remeasurement had an immaterial earnings impact. This facility was presented in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010 as assets held for sale and liabilities of assets held for sale. The major classes of assets and liabilities of assets classified as held for sale were as follows:

	December 31	June 30
in thousands	2010	2010

Held for Sale
Current assets	$3,460	$3,695
Property, plant & equipment, net	9,625	11,016
Other assets	122	153

Total assets held for sale	$13,207	$14,864

Current liabilities	$116	$409

Total liabilities of assets held for sale	$116	$409

During the first quarter of 2010, we sold three aggregates facilities located in rural Virginia for approximately $42,750,000 (total cash consideration).

NOTE 15: GOODWILL
Changes in the carrying amount of goodwill by reportable segment from December 31, 2010 to June 30, 2011 are summarized below:

GOODWILL
in thousands	Aggregates	Concrete	Asphalt mix	Cement	Total

Gross Carrying Amount
Total as of December 31, 2010	$3,005,383	$0	$91,633	$252,664	$3,349,680

Goodwill of acquired businesses	0	0	0	0	0

Total as of June 30, 2011	$3,005,383	$0	$91,633	$252,664	$3,349,680

Accumulated Impairment Losses
Total as of December 31, 2010	$0	$0	$0	($252,664)	($252,664)

Goodwill impairment loss	0	0	0	0	0

Total as of June 30, 2011	$0	$0	$0	($252,664)	($252,664)

Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2010	$3,005,383	$0	$91,633	$0	$3,097,016

Total as of June 30, 2011	$3,005,383	$0	$91,633	$0	$3,097,016

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
PRESENTATION OF OTHER COMPREHENSIVE INCOME As of and for the interim period ended June 30, 2011 we early adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard eliminates the option to present components of other comprehensive income (OCI) as part of the statement of shareholders’ equity. The amendments in this standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Our Condensed Consolidated Statements of Comprehensive Income conform to the presentation requirements of this standard.
ACCOUNTING STANDARD RECENTLY ISSUED
AMENDMENTS TO FAIR VALUE MEASUREMENT REQUIREMENTS In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in the ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We will adopt this standard as of and for the interim period ended March 31, 2012. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

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
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended		Six Months Ended
	June 30		June 30

in millions	2011	2010	2011	2010

Total Revenues
Aggregates [1]
Segment revenues	$478.4	$513.9	$810.1	$855.2
Intersegment sales	(39.5)	(42.4)	(69.3)	(74.5)

Net sales	438.9	471.5	740.8	780.7

Concrete [2]
Segment revenues	98.2	105.0	180.4	188.0
Intersegment sales	0.0	0.0	0.0	0.0

Net sales	98.2	105.0	180.4	188.0

Asphalt mix
Segment revenues	110.9	103.5	175.5	166.5
Intersegment sales	0.0	0.0	0.0	0.0

Net sales	110.9	103.5	175.5	166.5

Cement [3]
Segment revenues	16.8	22.9	33.4	40.8
Intersegment sales	(7.3)	(10.1)	(16.3)	(18.7)

Net sales	9.5	12.8	17.1	22.1

Total
Net sales	657.5	692.8	1,113.8	1,157.3
Delivery revenues	44.5	43.4	75.4	72.1

Total revenues	$702.0	$736.2	$1,189.2	$1,229.4

Gross Profit
Aggregates	$102.8	$122.0	$113.6	$137.4
Concrete	(9.0)	(5.6)	(23.4)	(21.7)
Asphalt mix	8.3	7.3	8.1	8.3
Cement	(1.3)	(1.4)	(4.6)	(0.8)

Total	$100.8	$122.3	$93.7	$123.2

Depreciation, Depletion, Accretion and Amortization
Aggregates	$71.1	$74.9	$141.2	$148.1
Concrete	13.2	13.4	26.2	26.4
Asphalt mix	2.0	2.3	3.9	4.5
Cement	4.7	5.2	9.1	9.6
Corporate and other unallocated	1.1	1.5	2.3	2.9

Total	$92.1	$97.3	$182.7	$191.5

[1]	Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.

[2]	Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.

[3]	Includes cement and calcium products.

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30

in thousands	2011	2010

Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$102,984	$90,942
Income taxes	(33,070)	1,130

Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	6,414	5,165
Stock issued for pension contribution (Note 9)	0	53,864
Proceeds receivable from issuance of common stock	0	1,453
Amounts referable to business acquisition (Note 14)
Liabilities assumed	13,774	0
Fair value of equity consideration	18,529	0

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
PERCHLOROETHYLENE CASES
We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination or exposure to perc allegedly resulting in personal injury. Vulcan is one of a number of defendants in each of these cases and is vigorously defending all of them. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to any of these matters, which are listed below:
▪	CALIFORNIA WATER SERVICE COMPANY — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al., now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water systems in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. Discovery is ongoing.

▪	CITY OF SUNNYVALE CALIFORNIA — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Discovery is ongoing. Trial is scheduled for September 2012.

▪	SUFFOLK COUNTY WATER AUTHORITY — On July 29, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its breakdown products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. Discovery is ongoing.

▪	ADDAIR — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. The perc manufacturing defendants, including Vulcan, have filed a motion for summary judgment. The Court has yet to rule on the motion but in the interim has stayed the litigation. As such, there has been no activity on this matter pending the Court’s ruling.

▪	WEST VIRGINIA COAL SINK LAB LITIGATION — This is a mass tort action consisting of over 100 cases filed in 17 different counties in West Virginia from September 1 to October 13, 2010, for medical monitoring and personal injury damages for exposure to perc used in coal sink labs. The West Virginia Supreme Court of Appeals, in an order entered January 19, 2011, transferred all of these cases (referred to as Jeffrey Blount v. Arkema, Inc., et al.) to the West Virginia Mass Litigation Panel. Discovery is ongoing. Trial is scheduled for September 2012.

▪	SANTARSIERO — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. We were brought in as a third-party defendant by original defendant R.V. Davies. We have learned that the plaintiff, who was alleging perc exposure, is now deceased. The case has been stayed pending further information about this development.

▪	R.R. STREET INDEMNITY — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which we have now settled. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We have had discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.
FLORIDA ANTITRUST LITIGATION — Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. The lawsuits were filed by several ready-mixed concrete producers and construction companies against a number of concrete and cement producers and importers in Florida. There are now two consolidated amended complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The other defendants include Cemex Inc., Tarmac America LLC, and VCNA Prestige Ready-Mix Florida, Inc. The complaints allege various violations under the federal antitrust laws, including price fixing and market allocations. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we are defending the case vigorously. Discovery in ongoing. Trial is scheduled for July 2012.
IDOT/JOLIET ROAD — In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. On May 18, 2010, we settled this lawsuit for $40,000,000 and recognized the full settlement as a charge to operations in the second quarter of 2010. Under the terms of the settlement we paid IDOT $20,000,000 in May 2010 and we paid the second installment of $20,000,000 on February 17, 2011. We are taking appropriate actions, including participating in two arbitrations in 2011, to recover the settlement amount in excess of the self-insured retention of $2,000,000, as well as a portion of our defense costs from our insurers. In February 2011, we completed the first arbitration with two of our three insurers. The arbitration panel awarded us a total of $25,546,000 in payment of their share of the settlement amount and attorneys’ fees. This award was recorded as income in the first quarter of 2011. The second arbitration was held in May 2011.
LOWER PASSAIC RIVER CLEAN-UP — We have been sued as a third-party defendant in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case brought by the New Jersey Department of Environmental Protection in the New Jersey Superior Court. The third-party complaint was filed on February 4, 2009. This suit by the New Jersey Department of Environmental Protection seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Passaic River of dioxin and other unspecified hazardous substances. Our former Chemicals Division operated a plant adjacent to the Passaic River and has been sued, along with approximately 300 other third-party defendants. Additionally, Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order of Consent with the U.S. Environmental Protection Agency to perform a Remedial Investigation/Feasibility Study of the contamination in the lower 17 miles of the Passaic River. This study is ongoing. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to this matter. A liability trial is scheduled for April 2013. A separate damages trial, if required, is scheduled for January 2014.

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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR SECOND QUARTER 2011
▪	The average unit sales price increased in all major product lines
▪	Freight-adjusted aggregates prices increased 2.5%, reflecting increased pricing across many markets

▪	Asphalt mix prices increased 8%, leading to improved unit materials margin despite higher liquid asphalt costs

▪	Ready-mixed concrete prices increased 8% with resultant improvement in unit materials margin

▪	Cement prices increased 2%
▪	Aggregates shipments declined 9%, reflecting the impact of severe storms in April across many of our markets. Markets in California, Virginia and Maryland realized increased shipments due primarily to strength in infrastructure projects

▪	Unit costs for diesel fuel and liquid asphalt increased 43% and 17%, respectively, reducing pretax earnings by $19.2 million

▪	Selling, administrative and general (SAG) expenses were $7.5 million lower than the prior year

▪	Earnings from continuing operations were a loss of ($7.1) million, or ($0.05) per diluted share, compared to a loss of ($22.5) million, or ($0.18) per diluted share in the prior year
▪	The current year’s loss includes a $0.12 per diluted share charge related to our tender offer and debt retirement in June

▪	The prior year’s loss includes a $0.21 per diluted share charge due to the settlement of a lawsuit in Illinois

▪	Excluding these specific charges, earnings from continuing operations were $9.4 million, or $0.07 per diluted share, compared to $5.0 million, or $0.03 per diluted share in the prior year
Business conditions remained challenging in the second quarter due to weaker than expected demand, as well as to April’s severe weather, flooding throughout the quarter in our river markets and a significant increase in diesel fuel costs. However, we are encouraged by the improved pricing reported in the second quarter in each of our segments. Cost control remains a priority — whether it’s lowering plant costs or reducing SAG expenses. In the second quarter, SAG costs decreased 9% from the prior year and our aggregates operations continued to enhance production efficiency.

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
FREE CASH FLOW
Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2011	2010	2011	2010

Net cash (used for) provided by operating activities	($37.0)	$12.3	$7.0	$18.7
Purchases of property, plant & equipment	(27.3)	(22.5)	(51.5)	(42.2)

Free cash flow	($64.3)	($10.2)	($44.5)	($23.5)

EBITDA
EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2011	2010	2011	2010

Net cash (used for) provided by operating activities	($37.0)	$12.3	$7.0	$18.7
Changes in operating assets and liabilities before initial effects of business acquisitions and dispositions	106.0	43.9	37.6	(2.6)
Other net operating items using cash	15.0	17.1	75.3	112.7
(Earnings) loss on discontinued operations, net of taxes	1.0	1.5	(8.9)	(4.3)
Benefit from income taxes	(40.3)	(21.2)	(77.8)	(55.4)
Interest expense, net	70.9	43.7	113.2	87.0

EBITDA	$115.6	$97.3	$146.4	$156.1

	Three Months Ended		Three Months Ended
	June 30		June 30
in millions	2011	2010	2011	2010

Net loss	($8.1)	($24.0)	($62.9)	($62.7)
Benefit from income taxes	(40.3)	(21.2)	(77.8)	(55.4)
Interest expense, net	70.9	43.7	113.2	87.0
(Earnings) loss on discontinued operations, net of taxes	1.0	1.5	(8.9)	(4.3)
Depreciation, depletion, accretion and amortization	92.1	97.3	182.8	191.5

EBITDA	$115.6	$97.3	$146.4	$156.1

RESULTS OF OPERATIONS
Net sales and cost of goods sold exclude intersegment sales and delivery revenues and costs. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.
CONSOLIDATED OPERATING RESULTS

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share data	2011	2010	2011	2010

Net sales	$657.5	$692.8	$1,113.8	$1,157.3
Cost of goods sold	556.7	570.5	1,020.1	1,034.1

Gross profit	$100.8	$122.3	$93.7	$123.2

Operating earnings (loss)	$23.5	$1.2	($37.7)	($35.6)

Loss from continuing operations before income taxes	($47.4)	($43.7)	($149.5)	($122.4)

Loss from continuing operations	($7.1)	($22.5)	($71.7)	($67.0)
Earnings (loss) on discontinued operations, net of income taxes	(1.0)	(1.5)	8.8	4.3

Net loss	($8.1)	($24.0)	($62.9)	($62.7)

Basic earnings (loss) per share
Continuing operations	($0.05)	($0.18)	($0.55)	($0.53)
Discontinued operations	(0.01)	(0.01)	0.06	0.04

Basic net loss per share	($0.06)	($0.19)	($0.49)	($0.49)

Diluted earnings (loss) per share
Continuing operations	($0.05)	($0.18)	($0.55)	($0.53)
Discontinued operations	(0.01)	(0.01)	0.06	0.04

Diluted net loss per share	($0.06)	($0.19)	($0.49)	($0.49)

SECOND QUARTER 2011 COMPARED TO SECOND QUARTER 2010
Second quarter net sales were $657.5 million, down 5% from the second quarter of 2010. Shipments were down in all product lines with the exception of asphalt. The average unit sales price was up in all product lines.
Results for the second quarter were a net loss of ($8.1) million or ($0.06) per diluted share this year versus a net loss of ($24.0) million or ($0.19) per diluted share last year. Higher unit costs for diesel fuel and liquid asphalt resulted in higher pretax costs of $19.2 million. The current quarter’s results include a pretax charge of $26.5 million referable to our tender offer and debt retirement in June while the second quarter 2010 results include a pretax charge of $41.5 million referable to the settlement and associated legal fees of a lawsuit in Illinois (see IDOT/Joliet Road in Note 19 to the condensed consolidated financial statements).

CONTINUING OPERATIONS — Changes in loss from continuing operations before income taxes for the second quarter of 2011 versus the second quarter of 2010 are summarized below:
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions
Second quarter 2010	($43.7)

Lower aggregates earnings due to
Lower volumes	(23.3)
Higher selling prices	9.7
Higher costs and other	(5.6)
Lower concrete earnings	(3.5)
Higher asphalt mix earnings	1.1
Lower selling, administrative and general expenses[1]	6.0
2010 IDOT settlement, including related legal fees	41.5
Expenses associated with June 2011 debt purchase	(26.5)
All other	(3.1)

Second quarter 2011	($47.4)

[1]	Excludes $1.5 million of legal expenses in 2010 charged to selling, administrative and general expenses noted within the IDOT settlement line.
Gross profit for the Aggregates segment was $102.8 million versus $122.0 million in the prior year’s second quarter. This decline in profitability was due to lower shipments. A number of Vulcan-served markets, most notably markets in the southeast and along the Mississippi River, experienced disruptions in construction activity due to flooding and unusually severe weather. However, aggregates shipments increased versus the prior year’s second quarter in California, Virginia and Maryland due primarily to stronger demand from public infrastructure projects. More specifically, aggregates shipments in California were up more than 20% versus the prior year’s second quarter due to some large project work. The average sales price for aggregates increased 2.5% from the prior year due to improvements in many markets. The earnings effect of higher pricing offset the impact of a sharp increase in the unit cost of diesel fuel.
The Concrete segment reported a loss of ($9.0) million versus a loss of ($5.6) million in the prior year’s second quarter. Ready-mixed concrete average sales price increased 8% from the prior year’s second quarter leading to improved unit materials margin. However, the improved materials margin effect was more than offset by a 12% decline in volume.
Asphalt mix segment gross profit was $8.3 million in the second quarter versus $7.3 million in the prior year’s second quarter. The average sales price for asphalt mix increased approximately 8%, more than offsetting the earnings effect of higher liquid asphalt costs and leading to higher unit materials margin versus the prior year. Asphalt mix volumes increased 3% from the prior year’s second quarter.
The Cement segment reported a loss of ($1.3) million, essentially flat with the prior year.
SAG expenses in the second quarter were $7.5 million lower than the prior year’s level. This year-over-year decrease resulted from lower spending in most major categories, including our legacy IT replacement project.
Net interest expense in the second quarter was $70.9 million versus $43.7 million in the prior year due specifically to $26.5 million of charges incurred in connection with the tender offer and debt retirement completed in June. These charges are due primarily to the difference between the purchase price and par value of the senior unsecured notes purchased in the tender offer and the noncash write-off of previously deferred issuance costs related to the debt retired in June.
We recorded income tax benefits from continuing operations of $40.3 million in the second quarter of 2011 compared to $21.2 million in the second quarter of 2010. An adjustment to the current quarter’s income tax benefit was required so that the year-to-date benefit reflects the expected annual effective tax rate. The increase in our income tax benefit resulted largely from applying the alternative methodology in the second quarter of 2010 as discussed in Note 4 to the condensed consolidated financial statements.
Results from continuing operations were a loss of ($0.05) per diluted share compared with a loss of ($0.18) per diluted share in the second quarter of 2010.

DISCONTINUED OPERATIONS — Second quarter pretax loss on discontinued operations was ($1.7) million in 2011 and ($1.8) million in 2010. The losses primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.
YEAR-TO-DATE JUNE 30, 2011 COMPARED TO YEAR-TO-DATE JUNE 30, 2010
First half 2011 net sales were $1,113.8 million, a decrease of 4% versus $1,157.3 million in the first half of 2010. Comparatively, shipments were down in all major product lines with the exception of asphalt mix while pricing was up in all major product lines with the exception of cement.
First half results were a net loss of ($62.9) million or ($0.49) per diluted share versus a net loss of ($62.7) million or ($0.49) per diluted share for the first half of 2010. Higher unit costs for diesel fuel and liquid asphalt resulted in higher pretax costs of $29.2 million. Additionally, each period’s results were impacted by significant items that mostly offset each other, as follows:
▪	The 2011 first half results include a pretax gain of $25.5 million related to the partial recovery of a settlement of a lawsuit in Illinois and additional interest expense charges of $26.5 million referable to our tender offer and debt retirement completed in June 2011
▪	The 2010 first half results include a pretax charge of $41.5 million related to the original settlement and associated legal fees of the Illinois lawsuit and a pretax gain of $39.5 million related to the sale of three non-strategic aggregates facilities located in rural Virginia
CONTINUING OPERATIONS — Changes in loss from continuing operations before income taxes for year-to-date June 30, 2010 versus year-to-date June 30, 2011 are summarized below:
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

Year-to-date June 30, 2010	($122.4)

Lower aggregates earnings due to
Lower volumes	(26.7)
Higher selling prices	9.9
Higher costs and other	(6.9)
Lower concrete earnings	(1.8)
Lower cement earnings	(3.8)
Lower selling, administrative and general expenses[1,2]	15.0
Lower gain on sale of property, plant & equipment
and businesses	(46.4)
2010 IDOT settlement net of 2011 recovery, including related
legal fees	67.0
Expenses associated with June 2011 debt purchase	(26.5)
All other	(6.9)

Year-to-date June 30, 2011	($149.5)

[1]	Excludes $1.5 million of legal expenses in 2010 charged to selling, administrative and general expenses noted within the IDOT settlement line.

[2]	Includes $9.2 million of expenses in 2010 for the fair value of property donations.
Gross profit for the Aggregates segment was $113.6 million for the first six months of 2011 versus $137.4 million in 2010. This $23.8 million decline was due mostly to lower shipments and a 38.5% increase in the unit cost for diesel fuel partially offset by a 1.5% increase in average sales prices. The lower shipments resulted from varied market conditions across our footprint as well as unusually wet and/or severe weather across many of our markets in March and April.
The Concrete segment reported a loss of ($23.4) million, down $1.8 million from the first half of 2010. Shipments of ready-mixed concrete declined 8% offsetting the earnings effect of the 6% increase in average sales prices.

Asphalt mix segment gross profit of $8.1 million was down slightly, $0.2 million, from the first half 2010 level. This shortfall resulted primarily from an increase in non-materials related costs. Average sales prices for asphalt mix increased 6% from the first half of 2010, more than offsetting the earnings effect of higher liquid asphalt costs resulting in a higher unit materials margin. Asphalt mix volume increased 1%.
The Cement segment reported a loss of ($4.6) million for the first six months of 2011 versus a loss of ($0.8) million in the prior year. This shortfall was due mostly to a scheduled maintenance event in the first quarter of 2011.
SAG expenses decreased $16.5 million, or 10%, from the prior year’s first half. This year-over-year decrease was due to lower current period spending in most major overhead categories, including lower spending for our IT replacement project, and the absence of the $9.2 million charge recorded in the prior year for the fair value of donated land and the $1.5 million charge recorded in the prior year related to legal expenses for the IDOT settlement.
Gain on sale of property, plant & equipment and businesses was $3.4 million for the first six months of 2011, a decrease of $46.4 million from the prior year. The difference between the fair value of the above mentioned donated real estate and the carrying value, which was $8.4 million, was recorded as a gain on sale of property, plant & equipment in the first half of 2010. Additionally, during the first quarter of 2010 we sold three non-strategic aggregates facilities in rural Virginia for a pretax gain of $39.5 million.
Net interest expense was $113.2 million for the first half of 2011 versus $87.0 million in the prior year. Second quarter charges of $26.5 million incurred specifically in connection with the tender offer and debt retirement completed in June accounted for all of the increase. These charges are due primarily to the difference between the purchase price and par value of the senior unsecured notes purchased in the tender offer and the noncash write-off of previously deferred financing costs related to the debt retired in June.
We recorded income tax benefits from continuing operations of $77.8 million for the six months ended June 30, 2011 compared to $55.4 million for the six months ended June 30, 2010. The increase in our income tax benefit resulted largely from applying the alternative methodology for the first six months of 2010 as discussed in Note 4 to the condensed consolidated financial statements.
Results from continuing operations were a loss of ($0.55) per diluted share compared with a loss of ($0.53) per diluted share in the first six months of 2010.
DISCONTINUED OPERATIONS — Year-to-date June pretax earnings on discontinued operations were $14.6 million in 2011 and $7.1 million in 2010. The 2011 pretax earnings include an $11.1 million gain related to the 5CP earn-out compared to $7.9 million in 2010, and $7.5 million of gains related to litigation settlements compared to $1.6 million in 2010. Excluding these gains, the 2011 and 2010 year-to-date June pretax earnings primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.
CASH AND LIQUIDITY
Our primary source of liquidity is cash provided by our operating activities. Our additional financial resources include bank lines of credit and access to the capital markets. We believe these financial resources are sufficient to fund our future business requirements, including
▪	debt service obligations

▪	cash contractual obligations

▪	capital expenditures

▪	dividend payments

▪	potential future acquisitions
We operate a centralized cash management system that minimizes the level of cash at each division and utilizes all excess cash after funding daily working capital requirements to reduce borrowings under our bank lines of credit. When cash on hand is not sufficient to fund daily working capital requirements, we draw on our bank lines of credit. The weighted-average interest rate on short-term debt was 0.59% during the six months ended June 30, 2011 and 0.53% at June 30, 2011.

CURRENT MATURITIES AND SHORT-TERM BORROWINGS
As of June 30, 2011, current maturities of long-term debt are $5.2 million, of which $5.0 million is due as follows:

June 30
in millions	2011

Current maturities due
Third quarter 2011	$0.0
Fourth quarter 2011	5.0
First quarter 2012	0.0
Second quarter 2012	0.0

There are various maturity dates for the remaining $0.2 million of current maturities. We expect to retire the current maturities using cash generated from operations or by drawing on our bank lines of credit.
Short-term borrowings consisted of the following:

	June 30	December 31	June 30
dollars in millions	2011	2010	2010

Short-term Borrowings
Bank borrowings	$100.0	$285.5	$0.0
Commercial paper	0.0	0.0	320.0

Total	$100.0	$285.5	$320.0

Bank Borrowings
Maturity	15 days	3 - 74 days	n/a
Weighted-average interest rate	0.53%	0.59%	n/a

Commercial Paper
Maturity	n/a	n/a	1 - 2 days
Weighted-average interest rate	n/a	n/a	0.70%

Our $1.5 billion bank credit facility expires November 16, 2012. Borrowings under this credit facility, which are classified as short-term, bear an interest rate based on London Interbank Offer Rate (LIBOR) plus a credit spread determined at the time of borrowing based on current conditions in the LIBOR market. This credit spread was 30 basis points (0.30 percentage points) based on our long-term debt ratings at June 30, 2011 resulting in an interest rate of 0.53%. We access our bank lines of credit to fund daily working capital requirements if cash on hand is insufficient.
Utilization of the borrowing capacity under our bank credit facility as of June 30, 2011
▪	$100.0 million was drawn

▪	$60.9 million was used to provide backup for outstanding standby letters of credit

▪	as a result, we had available credit of $1,339.1 million
Our short-term debt ratings/outlook as of June 30, 2011 were
▪	Standard and Poor’s — B/stable (rating dated March 18, 2011; downgraded from A-3/credit watch - negative)

▪	Moody’s — not prime/stable (rating dated March 4, 2011; downgraded from P-3/under review)

WORKING CAPITAL
Working capital, current assets less current liabilities, is a common measure of liquidity used to assess a company’s ability to meet short-term obligations. Our working capital is calculated as follows:

	June 30	December 31	June 30
in millions	2011	2010	2010

Working Capital
Current assets [1]	$892.4	$772.1	$856.9
Current liabilities	(421.0)	(565.7)	(1,074.1)

Total working capital	$471.4	$206.4	($217.2)

[1]	As restated for June 30, 2010, see Note 1 to the condensed consolidated financial statements.
The $265.0 million increase in our working capital over the six month period ended June 30, 2011 was a result of an increase in cash and cash equivalents of $59.2 million, an increase in accounts and notes receivable of $72.0 million and a decrease in short-term borrowings of $185.5 million. These variances were partially offset by an increase in trade payables and accruals of $51.4 million. The increase in cash and cash equivalents and the decrease in short-term borrowings are a result of the $1.1 billion of long-term notes issued in the second quarter of 2011. The increases in accounts and notes receivable and trade payables and accruals reflect our seasonal increases in sales as evidenced by the 20% increase in net sales for the three months ended June 30, 2010 as compared to the three months ended December 31, 2010.
The $688.6 million increase in our working capital over the twelve month period ended June 30, 2011 was due to an increase in cash and cash equivalents of $64.6 million, a decrease in current maturities of long-term debt of $420.1 million and a decrease in short-term borrowings of $220.0 million. These variances are a result of the $1.1 billion of long-term notes issued in the second quarter of 2011.
CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Six Months Ended
	June 30
in millions	2011	2010

Net loss	($62.9)	($62.7)
Depreciation, depletion, accretion and amortization	182.7	191.5
Net gain on sale property, plant & equipment and businesses	(15.7)	(58.5)
Contributions to pension plans	(2.0)	(21.1)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(37.6)	2.6
Other operating cash flows, net	(57.5)	(33.1)

Net cash provided by operating activities	$7.0	$18.7

Net earnings before noncash deductions for depreciation, depletion, accretion and amortization were $119.8 million during the first six months of 2011 as compared to $128.8 million during the same period in 2010. Changes in assets and liabilities before initial effects of business acquisitions and dispositions decreased $40.2 million as compared to the six month period ended June 30, 2010. This decrease was largely caused by an unfavorable variance in trade payables and accruals. The cash outflows were partially offset by lower contributions to pension plans and a decrease in net gain on sale of property, plant & equipment and businesses. The cash received associated with net gains on sale of property, plant & equipment and businesses is adjusted out of operating activities and presented as a component of investing activities.

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for investing activities was $31.1 million during the six months ended June 30, 2011, a decrease in cash flow of $39.1 million as compared to the same period in the prior year. The decline in investing cash flows is largely due to a decrease in proceeds from the sale of businesses of $38.7 million. In the first quarter of 2010, three non-strategic aggregates facilities in rural Virginia were sold resulting in net proceeds of $42.3 million.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities was $83.3 million during the first six months of 2011, an increase in cash flow of $90.1 million. This increase largely reflects net proceeds from the issuance of $1.1 billion of long-term notes that were retained for general corporate purposes, net of debt retired.
CAPITAL STRUCTURE AND RESOURCES
We pursue attractive investment opportunities and fund acquisitions using internally generated cash or by issuing debt or equity securities. We actively manage our capital structure and resources in order to maximize shareholder wealth. Our primary goals include
▪	maintaining credit ratings that allow access to the credit markets on favorable terms

▪	maintaining a debt to total capital ratio within what we believe to be a prudent and generally acceptable range of 35% to 40%

▪	paying out a reasonable share of net cash provided by operating activities as dividends
In June 2011, we issued $1.1 billion of unsecured long-term notes at favorable interest rates and with financial/contractual covenants and restrictions that mirror our existing debt. This issuance improves our debt maturity profile and provides financial flexibility to continue investing in our business as the economy recovers.
LONG-TERM DEBT
Our total debt as a percentage of total capital and the weighted-average interest rates on our long-term debt are summarized below:

	June 30	December 31	June 30
dollars in millions	2011	2010	2010

Debt
Current maturities of long-term debt	$5.2	$5.2	$425.3
Short-term borrowings	100.0	285.5	320.0
Long-term debt	2,785.8	2,427.5	2,001.2

Total debt	$2,891.0	$2,718.2	$2,746.5

Capital
Total debt	$2,891.0	$2,718.2	$2,746.5
Equity [1]	3,881.3	3,965.0	4,029.3

Total capital	$6,772.3	$6,683.2	$6,775.8

Total Debt as a Percentage of Total Capital	42.7%	40.7%	40.5%

Long-term Debt — Weighted-average Interest Rate	7.44%	7.02%	8.03%

[1]	As restated for June 30, 2010, see Note 1 to the condensed consolidated financial statements.

In June 2011 we issued $1.1 billion of long-term notes in two series, as follows: $500.0 million of 6.50% notes due in 2016 and $600.0 million of 7.50% notes due in 2021. These notes were issued principally to
▪	repay and terminate our $450.0 5-year floating-rate term loan

▪	fund the purchase of $165.4 million of our outstanding 5.60% 5-year notes issued in 2007 and $109.6 million of our outstanding 6.30% 5-year notes issued in 2008 through a tender offer

▪	repay $275.0 million outstanding under our revolving credit facility

▪	and for general corporate purposes
Our bank credit facility and the indenture governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. Our total debt as a percentage of total capital was 42.7% as of June 30, 2011, compared with 40.7% six months previously and 40.5% twelve months previously.
In the future, our total debt as a percentage of total capital will depend on specific investment and financing decisions. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash or issuing debt or equity securities.
Our long-term debt ratings/outlook as of June 30, 2011 were
▪	Standard and Poor’s — BB/stable (rating dated March 18, 2011; downgraded from BBB-/credit watch)

▪	Moody’s — Ba1/stable (rating dated March 4, 2011; downgraded from Baa3/under review)
The rating agencies confirmed the long-term ratings above upon our issuance of the $1.1 billion of long-term notes.
EQUITY
Our common stock issuances are summarized below:

	June 30	December 31	June 30
in thousands	2011	2010	2010

Common stock shares at beginning of year issued and outstanding	128,570	125,912	125,912

Common Stock Issuances
Pension plan contribution	0	1,190	1,190
Acquisition	373	0	0
401(k) savings and retirement plan	111	882	769
Share-based compensation plans	170	586	399

Common stock shares at end of period issued and outstanding	129,224	128,570	128,270

In March 2010, we issued 1.2 million shares of common stock (par value of $1 per share) to our qualified pension plan as explained in Notes 9 and 10 to the condensed consolidated financial statements. This transaction increased shareholders’ equity by $53.9 million (common stock $1.2 million and capital in excess of par $52.7 million).
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
▪	six months ended June 30, 2011 — issued 0.1 million shares for cash proceeds of $4.7 million

▪	twelve months ended December 31, 2010 — issued 0.9 million shares for cash proceeds of $41.7 million

▪	six months ended June 30, 2010 — issued 0.8 million shares for cash proceeds of $35.3 million and a receivable of $1.5 million

There were no shares held in treasury as of June 30, 2011, December 31, 2010 and June 30, 2010. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of June 30, 2011.
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
We believe that the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2011.
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

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to:
▪	general economic and business conditions;

▪	the timing and amount of federal, state and local funding for infrastructure;

▪	the lack of a multi-year federal highway funding bill with an automatic funding mechanism;

▪	the reluctance of state departments of transportation to undertake federal highway projects without a reliable method of federal funding;

▪	the impact of the global economic recession on our business and financial condition and access to capital markets;

▪	changes in the level of spending for private residential and nonresidential construction;

▪	the highly competitive nature of the construction materials industry;

▪	the impact of future regulatory or legislative actions;

▪	the outcome of pending legal proceedings;

▪	pricing of our products;

▪	weather and other natural phenomena;

▪	energy costs;

▪	costs of hydrocarbon-based raw materials;

▪	healthcare costs;

▪	the amount of long-term debt and interest expense we incur;

▪	changes in interest rates;

▪	the impact of our below investment grade debt rating on our cost of capital;

▪	volatility in pension plan asset values which may require cash contributions to the pension plans;

▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses;

▪	our ability to secure and permit aggregates reserves in strategically located areas;

▪	our ability to manage and successfully integrate acquisitions;

▪	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals;

▪	and other assumptions, risks and uncertainties detailed from time to time in our periodic reports.
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
In June 2011, we issued $500.0 million of 6.50% fixed-rate debt maturing on December 1, 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500.0 million. Under these agreements, we pay 6-month LIBOR plus a spread of approximately 4.05% and receive a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150.0 million fixed-rate 10.125% 7-year notes issued in 2009. Under these agreements, we pay 6-month LIBOR plus a spread of approximately 8.03% and receive a fixed interest rate of 10.125%. The changes in fair value of our interest rate swap fair value hedges are recorded as interest expense consistent with the change in the fair value of the hedged fixed-rate debt. At June 30, 2011, we recognized a liability of $7.4 million included in other noncurrent liabilities equal to the fair value of this swap and a corresponding decrease in the fair value of the hedged fixed-rate debt.
In December 2007, we issued $325.0 million of 3-year floating-rate notes that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated amount of $325.0 million. The swap agreement terminated December 15, 2010, coinciding with the maturity of the 3-year notes. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. At June 30, 2010, we recognized a liability of $5.6 million (included in other current liabilities) equal to the fair value of this swap.
At June 30, 2011, the estimated fair value of our long-term debt instruments including current maturities was $2,862.9 million compared to a book value of $2,791.1 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair value of our liability by approximately $133.8 million.
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
ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a — 15(e) and 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We are in the process of replacing our legacy information technology systems and have substantially completed the implementation of new financial reporting software, which is a major component of the replacement. We also began implementation of new quote to cash software in the second quarter of 2011, which is another significant component of the replacement. The new information technology systems were a source for most of the information presented in this Quarterly Report on Form 10-Q. We are continuing to work towards the full implementation of the new information technology systems.
No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the second quarter of 2011.
PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Note 19 to the condensed consolidated financial statements of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. See Note 19 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.
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

VULCAN MATERIALS COMPANY
/s/ Ejaz A. Khan
Ejaz A. Khan
Date August 4, 2011	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

/s/ Daniel F. Sansone
Daniel F. Sansone
Date August 4, 2011	Executive Vice President, Chief Financial Officer (Principal Financial Officer)