Form 10-Q
period 2011-09-30
Vulcan Materials CO
filed 2011-11-04
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares outstanding
Class	at September 30, 2011
Common Stock, $1 Par Value	129,232,664

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011
CONTENTS

			Page

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Comprehensive Income	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 6.	Exhibits	40

		Signatures	41
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31	September 30
	2011	2010	2010
Unaudited, except for December 31			(As Restated,
in thousands, except per share data			See Note 1)

Assets
Cash and cash equivalents	$152,379	$47,541	$82,496
Restricted cash	81	547	531
Medium-term investments	0	0	3,910
Accounts and notes receivable
Accounts and notes receivable, gross	437,754	325,303	414,316
Less: Allowance for doubtful accounts	(7,715)	(7,505)	(9,382)

Accounts and notes receivable, net	430,039	317,798	404,934
Inventories
Finished products	249,265	254,840	251,457
Raw materials	26,284	22,222	22,924
Products in process	3,473	6,036	5,905
Operating supplies and other	38,755	36,747	35,958

Inventories	317,777	319,845	316,244
Current deferred income taxes	47,833	53,794	64,768
Prepaid expenses	27,074	19,374	34,279
Assets held for sale	26,883	13,207	14,582

Total current assets	1,002,066	772,106	921,744
Investments and long-term receivables	28,917	37,386	33,808
Property, plant & equipment
Property, plant & equipment, cost	6,665,937	6,692,814	6,664,335
Reserve for depreciation, depletion & amortization	(3,222,469)	(3,059,900)	(2,987,287)

Property, plant & equipment, net	3,443,468	3,632,914	3,677,048
Goodwill	3,086,716	3,097,016	3,096,300
Other intangible assets, net	698,703	691,693	685,696
Other noncurrent assets	122,011	106,776	106,922

Total assets	$8,381,881	$8,337,891	$8,521,518

Liabilities
Current maturities of long-term debt	$5,215	$5,246	$325,249
Short-term borrowings	0	285,500	0
Trade payables and accruals	134,853	102,315	138,462
Other current liabilities	222,762	172,495	207,085
Liabilities of assets held for sale	1,474	116	460

Total current liabilities	364,304	565,672	671,256
Long-term debt	2,816,223	2,427,516	2,432,521
Noncurrent deferred income taxes	800,770	849,448	856,631
Other noncurrent liabilities	524,485	530,275	537,041

Total liabilities	4,505,782	4,372,911	4,497,449

Other commitments and contingencies (Note 19)
Equity
Common stock, $1 par value	129,233	128,570	128,391
Capital in excess of par value	2,538,987	2,500,886	2,487,538
Retained earnings	1,372,822	1,512,863	1,591,969
Accumulated other comprehensive loss	(164,943)	(177,339)	(183,829)

Total equity	3,876,099	3,964,980	4,024,069

Total liabilities and equity	$8,381,881	$8,337,891	$8,521,518

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited	September 30		September 30
in thousands, except per share data	2011	2010	2011	2010

Net sales	$714,947	$699,792	$1,828,720	$1,857,085
Delivery revenues	45,805	43,412	121,203	115,534

Total revenues	760,752	743,204	1,949,923	1,972,619

Cost of goods sold	599,167	573,045	1,619,206	1,607,109
Delivery costs	45,805	43,412	121,203	115,534

Cost of revenues	644,972	616,457	1,740,409	1,722,643

Gross profit	115,780	126,747	209,514	249,976
Selling, administrative and general expenses	67,859	77,560	221,267	247,431
Gain on sale of property, plant & equipment and businesses, net	41,457	476	44,831	50,210
Recovery (charge) from legal settlement (Note 19)	20,857	0	46,404	(40,000)
Other operating income (expense), net	(3,567)	769	(10,509)	2,117

Operating earnings	106,668	50,432	68,973	14,872
Other nonoperating income (expense), net	(3,745)	1,637	(2,384)	1,780
Interest expense, net	50,678	47,526	163,839	134,541

Earnings (loss) from continuing operations before income taxes	52,245	4,543	(97,250)	(117,889)
Provision (benefit) for income taxes	29,833	(6,048)	(47,938)	(61,491)

Earnings (loss) from continuing operations	22,412	10,591	(49,312)	(56,398)
Earnings (loss) on discontinued operations, net of tax	(2,453)	2,655	6,399	6,905

Net earnings (loss)	$19,959	$13,246	($42,913)	($49,493)

Other comprehensive income, net of tax
Fair value adjustments to cash flow hedges	0	(183)	0	(503)
Reclassification adjustment for cash flow hedges	900	2,849	6,353	8,347
Amortization of pension and postretirement plan actuarial loss and prior service cost	1,885	963	6,043	2,685

Other comprehensive income	2,785	3,629	12,396	10,529

Comprehensive income (loss)	$22,744	$16,875	($30,517)	($38,964)

Basic earnings (loss) per share
Continuing operations	$0.17	$0.08	($0.38)	($0.44)
Discontinued operations	($0.02)	$0.02	$0.05	$0.05
Net earnings (loss) per share	$0.15	$0.10	($0.33)	($0.39)
Diluted earnings (loss) per share
Continuing operations	$0.17	$0.08	($0.38)	($0.44)
Discontinued operations	($0.02)	$0.02	$0.05	$0.05
Net earnings (loss) per share	$0.15	$0.10	($0.33)	($0.39)
Weighted-average common shares outstanding
Basic	129,493	128,602	129,341	127,840
Assuming dilution	129,768	128,910	129,341	127,840
Cash dividends declared per share of common stock	$0.25	$0.25	$0.75	$0.75
Depreciation, depletion, accretion and amortization	$90,948	$97,697	$273,671	$289,174
Effective tax rate from continuing operations	57.1%	-133.1%	49.3%	52.2%

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited	September 30
in thousands	2011	2010

Operating Activities
Net loss	($42,913)	($49,493)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	273,671	289,174
Net gain on sale of property, plant & equipment and businesses	(55,886)	(59,004)
Contributions to pension plans	(3,762)	(23,400)
Share-based compensation	12,991	15,198
Deferred tax provision	(58,569)	(51,060)
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(31,858)	(6,647)
Cost of debt purchase	19,153	0
Other, net	8,899	13,059

Net cash provided by operating activities	121,726	127,827

Investing Activities
Purchases of property, plant & equipment	(77,332)	(62,104)
Proceeds from sale of property, plant & equipment	11,730	4,008
Proceeds from sale of businesses, net of transaction costs	72,830	50,954
Payment for businesses acquired, net of acquired cash	0	(35,404)
Decrease (increase) in restricted cash	466	(531)
Other, net	1,218	894

Net cash provided by (used for) investing activities	8,912	(42,183)

Financing Activities
Net short-term payments	(285,500)	(236,512)
Payment of current maturities and long-term debt	(737,952)	(193,994)
Proceeds from issuance of long-term debt	1,100,000	450,000
Debt issuance costs	(17,904)	(3,058)
Proceeds from settlement of interest rate swap agreements	23,387	0
Proceeds from issuance of common stock	4,936	41,734
Dividends paid	(96,878)	(95,696)
Proceeds from exercise of stock options	3,232	12,597
Cost of debt purchase	(19,153)	0
Other, net	32	(484)

Net cash used for financing activities	(25,800)	(25,413)

Net increase in cash and cash equivalents	104,838	60,231
Cash and cash equivalents at beginning of year	47,541	22,265

Cash and cash equivalents at end of period	$152,379	$82,496

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
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
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
CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS
During 2010 we completed a comprehensive analysis of our deferred income tax balances and concluded that our deferred income tax liabilities were understated. The errors arose during 2008 and during periods prior to January 1, 2007, and are not material to previously issued financial statements. As a result, we did not amend previously filed financial statements but restated the December 31, 2009 balance sheet in our Annual Report on Form 10-K for the year ended December 31, 2010 and have restated the September 30, 2010 balance sheet presented in this Form 10-Q.
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

A summary of the effects of the correction of the errors on our Condensed Consolidated Balance Sheet as of September 30, 2010, is presented in the table below:

	As of September 30, 2010
	As		As
in thousands	Reported	Correction	Restated

Assets
Current deferred income taxes	$66,718	($1,950)	$64,768
Prepaid expenses	42,729	(8,450)	34,279

Total current assets	932,144	(10,400)	921,744
Goodwill	3,093,979	2,321	3,096,300

Total assets	$8,529,597	($8,079)	$8,521,518

Liabilities
Noncurrent deferred income taxes	$849,925	$6,706	$856,631

Total liabilities	4,490,743	6,706	4,497,449

Equity
Retained earnings	1,606,754	(14,785)	1,591,969

Total equity	4,038,854	(14,785)	4,024,069

Total liabilities and equity	$8,529,597	($8,079)	$8,521,518

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
In March 2011, we received a payment of $12,284,000 under the 5CP earn-out related to performance during the year ended December 31, 2010. During the first quarter of 2010, we received $8,794,000 under the 5CP earn-out related to the year ended December 31, 2009. These receipts were recorded as gains on disposal of discontinued operations. Through September 30, 2011, we have received a total of $54,991,000 under the 5CP earn-out, a total of $21,890,000 in excess of the receivable recorded on the date of disposition.
We are liable for a cash transaction bonus payable to certain former key Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. Payments for this transaction bonus were $1,228,000 during the first nine months of 2011 and $882,000 during the first nine months of 2010.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations during the nine month periods ended September 30, 2011 and 2010. Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2011	2010	2011	2010

Discontinued Operations
Pretax earnings (loss) from results	($4,068)	$4,425	($481)	$3,565
Gain on disposal, net of transaction bonus	0	0	11,056	7,912
Income tax (provision) benefit	1,615	(1,770)	(4,176)	(4,572)

Earnings (loss) on discontinued operations, net of tax	($2,453)	$2,655	$6,399	$6,905

The pretax loss from results of discontinued operations of ($4,068,000) for the third quarter of 2011 was due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax loss from results of discontinued operations of ($481,000) for the nine months ended September 30, 2011 includes a $7,500,000 pretax gain recognized in the first quarter on recovery from an insurer in lawsuits involving perchloroethylene offset by general and product liability costs, including legal defense costs, and environmental remediation costs. The 2010 pretax earnings from results of discontinued operations of $4,425,000 for the third quarter and $3,565,000 for the nine months ended September 30, 2010 are due primarily to $7,600,000 of pretax gains recognized from insurance recoveries in percholoroethylene lawsuits. These gains were offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.
NOTE 3: EARNINGS PER SHARE (EPS)
We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2011	2010	2011	2010

Weighted-average common shares
outstanding	129,493	128,602	129,341	127,840
Dilutive effect of
Stock options/SOSARs	35	58	0	0
Other stock compensation plans	240	250	0	0

Weighted-average common shares
outstanding, assuming dilution	129,768	128,910	129,341	127,840

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: nine months ended September 30, 2011 — 304,000 shares and nine months ended September 30, 2010 — 406,000 shares.
The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2011	2010	2011	2010

Antidilutive common stock equivalents	5,871	6,225	5,871	4,905

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
When application of the expected annual effective tax rate is not reliable and distorts the income tax provision for an interim period, we calculate the income tax provision or benefit using the year-to-date effective tax rate in accordance with Accounting Standards Codification (ASC) 740-270-30-18. This cut-off method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.
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
We record deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, tax planning actions and strategies, projected future taxable income and recent financial operating results. If our determination regarding the realizability of our deferred tax assets changes, we would then adjust the valuation allowance.
We recorded income tax benefits from continuing operations of $47,938,000 for the nine months ended September 30, 2011 compared to $61,491,000 for the nine months ended September 30, 2010. The 2011 decrease in our income tax benefit, after the effect of the pretax loss at the statutory rate, resulted largely from a decrease in permanent income tax benefits from charitable contributions and an increase in discrete income tax adjustments. We recorded an income tax provision from continuing operations of $29,833,000 in the third quarter of 2011 compared to an income tax benefit of $6,048,000 in the third quarter of 2010. The current quarter’s income tax provision is the amount required so that the year-to-date benefit reflects the expected annual effective tax rate.
NOTE 5: MEDIUM-TERM INVESTMENTS
We held investments in money market and other money funds at The Reserve, an investment management company specializing in such funds, as follows: September 30, 2011 — $0, December 31, 2010 — $5,531,000 and September 30, 2010 — $5,531,000. The substantial majority of our investment was held in the Reserve International Liquidity Fund, Ltd. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection. In the following days, The Reserve announced that it was closing all of its money funds, some of which owned Lehman Brothers securities, and was suspending redemptions from and purchases of its funds, including the Reserve International Liquidity Fund.
As a result of the temporary suspension of redemptions and the uncertainty as to the timing of such redemptions, during 2008 we changed the classification of our investments in The Reserve funds from cash and cash equivalents to medium-term investments. We reduced the carrying value of our investment to its estimated fair value of $3,630,000 and $3,910,000 as of December 31, 2010 and September 30, 2010, respectively. See Note 7 for further discussion of the fair value determination.
During January 2011, we received $3,630,000 from the Reserve representing the final redemption of the investment. As a result of this redemption, we reclassified our investments in The Reserve funds from medium-term investments to cash and cash equivalents as of December 31, 2010.

NOTE 6: DERIVATIVE INSTRUMENTS
During the normal course of operations, we are exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and commodity pricing. From time to time, and consistent with our risk management policies, we use derivative instruments to hedge against these market risks. We do not utilize derivative instruments for trading or other speculative purposes.
The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. The interest rate swap agreements described below were designated as either fair value hedges or cash flow hedges. The changes in fair value of our interest rate swap fair value hedges are recorded as interest expense consistent with the change in the fair value of the hedged items attributable to the risk being hedged. The changes in fair value of our interest rate swap cash flow hedges are recorded in accumulated other comprehensive income AOCI and are reclassified into interest expense in the same period the hedged items affect earnings.
Derivative instruments are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets. Fair values of derivative instruments designated as hedging instruments are as follows:

		Fair Value [1]
		September 30	December 31	September 30
in thousands	Balance Sheet Location	2011	2010	2010

Liabilities
Interest rate swaps	Other current liabilities	$0	$0	$3,044

Total hedging instrument liabilities		$0	$0	$3,044

[1]	See Note 7 for further discussion of the fair value determination.
We use interest rate swap agreements designated as cash flow hedges to minimize the variability in cash flows of liabilities or forecasted transactions caused by fluctuations in interest rates. In December 2007, we issued $325,000,000 of floating-rate notes due in 2010 that bore interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated amount of $325,000,000. Under this agreement, we paid a fixed interest rate of 5.25% and received 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment was settled and the associated realized gain or loss was recognized. This swap agreement terminated December 15, 2010, coinciding with the maturity of the notes due in 2010.
Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts accumulated in other comprehensive income (OCI) are being amortized to interest expense over the term of the related debt. For the 12-month period ending September 30, 2012, we estimate that $6,362,000 of the pretax loss accumulated in OCI will be reclassified to earnings.
The effects of changes in the fair values of derivatives designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Comprehensive Income are as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2011	2010	2011	2010

Cash Flow Hedges
Loss recognized in OCI (effective portion)	OCI	$0	($307)	$0	($881)
Loss reclassified from AOCI	Interest
(effective portion)	expense	(1,519)	(4,799)	(10,191)	(14,695)

We use interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our

$150,000,000 of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 forward component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method. During the three and nine months ended September 30, 2011, $320,000 was amortized to earnings as a reduction to interest expense.
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

	Level 1
	September 30	December 31	September 30
in thousands	2011	2010	2010

Fair Value Recurring
Rabbi Trust
Mutual funds	$12,816	$13,960	$13,146
Equities	5,746	9,336	7,456

Total assets	$18,562	$23,296	$20,602

	Level 2
	September 30	December 31	September 30
in thousands	2011	2010	2010

Fair Value Recurring
Medium-term investments	$0	$0	$3,910
Interest rate swaps	0	0	(3,044)
Rabbi Trust
Common/collective trust funds	1,965	2,431	2,361

Net asset	$1,965	$2,431	$3,227

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
Interest rate swaps are measured at fair value using quoted market prices or pricing models that use prevailing market interest rates as of the measurement date. These interest rate swaps are more fully described in Note 6.
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

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2011. Assets that were subject to fair value measurement on a nonrecurring basis are summarized below:

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
Amounts accumulated in other comprehensive income (loss), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2011	2010	2010

Accumulated Other Comprehensive Loss
Cash flow hedges	($32,785)	($39,137)	($41,521)
Pension and postretirement plans	(132,158)	(138,202)	(142,308)

Total	($164,943)	($177,339)	($183,829)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2011	2010	2011	2010

Reclassification Adjustment for Cash Flow Hedges
Interest expense	$1,499	$4,779	$10,131	$14,634
Benefit from income taxes	(599)	(1,930)	(3,778)	(6,287)

Total	$900	$2,849	$6,353	$8,347

Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$2,407	$1,193	$7,104	$3,569
Selling, administrative and general expenses	715	399	2,260	1,209
Benefit from income taxes	(1,237)	(629)	(3,321)	(2,093)

Total	$1,885	$963	$6,043	$2,685

Total reclassifications from AOCI to earnings	$2,785	$3,812	$12,396	$11,032

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
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:
■	nine months ended September 30, 2011 — issued 110,881 shares for cash proceeds of $4,745,000; and

■	nine months ended September 30, 2010 — issued 882,131 shares for cash proceeds of $41,734,000.
No shares were held in treasury as of September 30, 2011, December 31, 2010 and September 30, 2010. As of September 30, 2011, 3,411,416 shares may be repurchased under the current authorization of our Board of Directors.
NOTE 10: BENEFIT PLANS
The following tables set forth the components of net periodic benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2011	2010	2011	2010

Components of Net Periodic Benefit Cost
Service cost	$5,190	$4,805	$15,571	$14,413
Interest cost	10,595	10,405	31,787	31,216
Expected return on plan assets	(12,370)	(12,530)	(37,110)	(37,591)
Amortization of prior service cost	85	115	255	345
Amortization of actuarial loss	2,918	1,438	8,753	4,314

Net periodic pension benefit cost	$6,418	$4,233	$19,256	$12,697

Pretax reclassification from OCI included in net periodic pension benefit cost	$3,003	$1,553	$9,008	$4,659

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2011	2010	2011	2010

Components of Net Periodic Benefit Cost
Service cost	$1,197	$1,066	$3,592	$3,199
Interest cost	1,613	1,663	4,838	4,988
Amortization of prior service credit	(169)	(183)	(506)	(547)
Amortization of actuarial loss	288	222	862	666

Net periodic postretirement benefit cost	$2,929	$2,768	$8,786	$8,306

Pretax reclassification from OCI included in net periodic postretirement benefit cost	$119	$39	$356	$119

The reclassifications from OCI noted in the tables above are related to amortization of prior service costs or credits and actuarial losses as shown in Note 8.
We contributed $72,500,000 in March 2010 ($18,636,000 in cash and $53,864,000 in stock — 1,190,000 shares valued at $45.26 per share) and an additional $1,300,000 in July 2010 to our qualified pension plans for the 2009 plan year. These contributions, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans through 2012.

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
NOTE 11: CREDIT FACILITIES, SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings are summarized as follows:

	September 30	December 31	September 30
dollars in thousands	2011	2010	2010

Short-term Borrowings
Bank borrowings	$0	$285,500	$0

Total	$0	$285,500	$0

Bank Borrowings
Maturity	n/a	3 - 74 days	n/a
Weighted-average interest rate	n/a	0.59%	n/a

We utilize our $1,500,000 bank line of credit to fund our working capital and for general corporate purposes. The line of credit expires November 16, 2012. As of September 30, 2011, there were no borrowings under the line of credit. Interest rates referable to borrowings under the line of credit are determined at the time of borrowing based on current market conditions.
In the normal course of business, we maintain bank balances for which we are credited with earnings allowances toward our cash management related service fees. To the extent the earnings allowances are not sufficient to fully cover the related fees for these non-credit services, we pay the difference.
In June 2011, we issued $1,100,000,000 of long-term notes in two series, as follows: $500,000,000 of 6.50% notes due in 2016 and $600,000,000 of 7.50% notes due in 2021. These notes were issued principally to:
■	repay and terminate our $450,000,000 floating-rate term loan due in 2015,

■	fund the purchase through a tender offer of $165,443,000 of our outstanding 5.60% notes due in 2012 and $109,556,000 of our outstanding 6.30% notes due in 2013,

■	repay $275,000,000 outstanding under our revolving credit facility,

■	and for general corporate purposes.
The terminated $450,000,000 floating-rate term loan due in 2015 was established in July 2010 in order to repay the $100,000,000 outstanding balance of our floating-rate term loan due in 2011 and all outstanding commercial paper. Unamortized deferred financing costs of $2,423,000 were recognized in June 2011 as a component of interest expense upon the termination of this floating-rate term loan.
The June 2011 purchases of the 5.60% and 6.30% notes cost $294,533,000, representing a $19,534,000 premium above the $274,999,000 face value of the notes. This premium primarily reflects the trading price of the notes at the time of purchase relative to par value. Additionally, $4,711,000 of expense associated with a proportional amount of unamortized discounts, deferred financing costs and amounts accumulated in OCI was recognized in June 2011 upon the partial termination of the notes. The combined expense of $24,245,000 is presented in the accompanying Condensed Consolidated Statements of Comprehensive Income as a component of interest expense for the nine month period ended September 30, 2011.
As of September 30, 2011, $35,000 of our long-term debt, including current maturities, was secured. This secured debt was assumed with the November 2007 acquisition of Florida Rock. All other debt obligations, both short-term and long-term, are unsecured.

Long-term debt is summarized as follows:

	September 30	December 31	September 30
in thousands	2011	2010	2010

Long-term Debt
Floating-rate notes due 2010	$0	$0	$325,000
5.60% notes due 2012 [1]	134,496	299,773	299,746
6.30% notes due 2013 [2]	140,337	249,729	249,704
Floating-rate term loan due 2015	0	450,000	450,000
10.125% notes due 2015 [3]	153,640	149,597	149,582
6.50% notes due 2016 [4]	519,072	0	0
6.40% notes due 2017 [5]	349,865	349,852	349,848
7.00% notes due 2018 [6]	399,684	399,658	399,649
10.375% notes due 2018 [7]	248,491	248,391	248,360
7.50% notes due 2021 [8]	600,000	0	0
7.15% notes due 2037 [9]	239,544	249,324	249,322
Medium-term notes	21,000	21,000	21,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	1,309	1,438	1,559

Total	$2,821,438	$2,432,762	$2,757,770

Less current maturities of long-term debt	5,215	5,246	325,249

Total long-term debt	$2,816,223	$2,427,516	$2,432,521

Estimated fair value of total long-term debt	$2,649,207	$2,559,059	$2,689,770

[1]	Includes decreases for unamortized discounts, as follows: September 30, 2011 - $61 thousand, December 31, 2010 - $227 thousand and September 30, 2010 - $254 thousand. The effective interest rate for these notes is 6.57%.

[2]	Includes decreases for unamortized discounts, as follows: September 30, 2011 - $107 thousand, December 31, 2010 - $271 thousand and September 30, 2010 - $296 thousand. The effective interest rate for these notes is 7.48%.

[3]	Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: September 30, 2011 - $3,995 thousand. Additionally, includes decreases for unamortized discounts, as follows: September 30, 2011 - $355 thousand, December 31, 2010 - $403 thousand and September 30, 2010 - $418 thousand. The effective interest rate for these notes is 9.59%.

[4]	Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: September 30, 2011 - $19,072 thousand. The effective interest rate for these notes is 6.01%.

[5]	Includes decreases for unamortized discounts, as follows: September 30, 2011 - $135 thousand, December 31, 2010 - $148 thousand and September 30, 2010 - $152 thousand. The effective interest rate for these notes is 7.41%.

[6]	Includes decreases for unamortized discounts, as follows: September 30, 2011 - $316 thousand, December 31, 2010 - $342 thousand and September 30, 2010 - $351 thousand. The effective interest rate for these notes is 7.87%.

[7]	Includes decreases for unamortized discounts, as follows: September 30, 2011 - $1,509 thousand, December 31, 2010 - $1,609 thousand and September 30, 2010 - $1,640 thousand. The effective interest rate for these notes is 10.58%.

[8]	The effective interest rate for these notes is 7.74%.

[9]	Includes decreases for unamortized discounts, as follows: September 30, 2011 - $644 thousand, December 31, 2010 - $676 thousand and September 30, 2010 - $678 thousand. The effective interest rate for these notes is 8.06%.
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
Our current bank credit facility and the indentures governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. Our total debt as a percentage of total capital was 42.1% as of September 30, 2011; 40.7% as of December 31, 2010; and 40.7% as of September 30, 2010.

We plan to replace our $1,500,000,000 bank credit facility expiring November 16, 2012 with a $500,000,000 five-year credit facility. The new revolving credit facility is being structured as an asset based lending facility and is projected to close in November 2011.
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
We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and nine month periods ended September 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2011	2010	2011	2010

ARO Operating Costs
Accretion	$1,894	$2,081	$6,189	$6,525
Depreciation	1,947	3,050	5,342	9,390

Total	$3,841	$5,131	$11,531	$15,915

ARO operating costs for our continuing operations are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2011	2010	2011	2010

Asset Retirement Obligations
Balance at beginning of period	$160,733	$162,168	$162,730	$167,757
Liabilities incurred	1,456	1,016	1,734	2,457
Liabilities settled	(6,238)	(4,762)	(12,202)	(8,879)
Accretion expense	1,894	2,081	6,189	6,525
Revisions up (down)	139	(288)	(467)	(7,645)

Balance at end of period	$157,984	$160,215	$157,984	$160,215

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
Our standby letters of credit as of September 30, 2011 are summarized in the table below:

September 30
in thousands	2011

Standby Letters of Credit
Risk management requirement for insurance claims	$41,083
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	8,482
Financial requirement for industrial revenue bond	14,230

Total	$63,928

Since banks consider standby letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are automatically renewed unless cancelled with the approval of the beneficiary. Of the total $63,928,000 outstanding standby letters of credit as of September 30, 2011, $60,896,000 is backed by our $1,500,000,000 bank credit facility which expires November 16, 2012.
NOTE 14: ACQUISITIONS AND DIVESTITURES
During the first quarter of 2011, we acquired ten ready-mixed concrete facilities for 432,407 shares of common stock valued at the closing date price of $42.85 per share (total consideration of $18,529,000 net of acquired cash). We issued 368,527 shares to the seller at closing and retained 63,880 shares to fulfill certain working capital adjustments and indemnification obligations.
As a result of this acquisition, we recognized $6,419,000 of amortizable intangible assets, none of which is expected to be deductible for income tax purposes. The amortizable intangible assets consist of contractual rights in place and will be amortized over an estimated weighted-average period of 20 years.
The purchase price allocation for this 2011 acquisition is preliminary and subject to adjustment.
On September 30, 2011, we completed the sale of four aggregates facilities. The sale resulted in net cash proceeds at closing of $61,774,000 and a pretax gain on sale of $39,659,000. The book value of the divested operations includes $10,300,000 of goodwill. Goodwill was allocated based on the relative fair value of the divested operations as compared to the relative fair value of the retained portion of the reporting unit.
On October 3, 2011, we consummated a transaction resulting in an exchange of assets. We acquired three aggregates facilities and a rail distribution yard. In return, we divested two aggregates facilities, one asphalt mix facility, one ready-mixed concrete facility and undeveloped real property, and paid $10,000,000 in cash (in escrow pending the exchange partner’s satisfaction of certain obligations). As this exchange was an exchange of businesses, we will account for the acquisitions and divestitures separately at fair value. Accordingly, as of September 30, 2011 the exchanged assets met the criteria for classification as held for sale.
Additionally, as of the second quarter of 2011, we determined that the sale of an aggregates facility and a ready-mixed concrete facility located outside the United States would not close within the next twelve months. Thus, these assets no longer meet the criteria for classification as held for sale. The property, plant & equipment of these foreign facilities was measured at the lower of fair value or carrying amount adjusted to recapture suspended depreciation.

The accompanying Condensed Consolidated Balance Sheets reflect our assets held for sale and liabilities of assets held for sale as of September 30, 2011 (exchange of assets), and as of December 31, 2010 and September 30, 2010 (facilities located outside the United States) as follows:

	September 30	December 31	September 30
in thousands	2011	2010	2010

Held for Sale
Current assets	$2,644	$3,460	$3,729
Property, plant & equipment, net	20,934	9,625	10,709
Other assets	3,305	122	144

Total assets held for sale	$26,883	$13,207	$14,582

Current liabilities	$0	$116	$460
Other liabilities	1,474	0	0

Total liabilities of assets held for sale	$1,474	$116	$460

During the third quarter of 2010, we acquired twelve ready-mixed concrete facilities for approximately $35,404,000 (total cash consideration). Our final purchase price allocation for this acquisition resulted in an immaterial revision to our September 30, 2010 balances for property, plant & equipment and other intangible assets as reflected in the accompanying Condensed Consolidated Balance Sheet.
During the first quarter of 2010, we sold three aggregates facilities for approximately $42,750,000 (total cash consideration) and recognized a pretax gain of $39,479,000.
NOTE 15: GOODWILL
Changes in the carrying amount of goodwill by reportable segment from December 31, 2010 to September 30, 2011 are summarized below:

GOODWILL
in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total

Gross Carrying Amount
Total as of December 31, 2010	$3,005,383	$0	$91,633	$252,664	$3,349,680

Goodwill of divested businesses	(10,300)	0	0	0	(10,300)

Total as of September 30, 2011	$2,995,083	$0	$91,633	$252,664	$3,339,380

Accumulated Impairment Losses
Total as of December 31, 2010	$0	$0	$0	($252,664)	($252,664)

Goodwill impairment loss	0	0	0	0	0

Total as of September 30, 2011	$0	$0	$0	($252,664)	($252,664)

Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2010	$3,005,383	$0	$91,633	$0	$3,097,016

Total as of September 30, 2011	$2,995,083	$0	$91,633	$0	$3,086,716

1	The goodwill of divested businesses relates to the 2011 divestiture as discussed in Note 14.
We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not completed our annual test and have not identified any events or changes in circumstances that indicate the fair value of any of our reporting units is below its carrying value, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A significant decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill that would reduce equity and result in an increase in our total debt as a percentage of total capital (42.1% as of September 30, 2011). Our current bank credit facility and the indenture governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. We believe that it is highly unlikely that any potential write-down in goodwill would result in a violation of this covenant.

NOTE 16: NEW ACCOUNTING STANDARDS
ACCOUNTING STANDARDS RECENTLY ADOPTED
ENHANCED DISCLOSURES FOR FAIR VALUE MEASUREMENTS As of and for the interim period ended March 31, 2011, we adopted Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” as it relates to separate disclosures about purchases, sales, issuances and settlements applicable to Level 3 measurements. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.
PRESENTATION OF OTHER COMPREHENSIVE INCOME As of and for the interim period ended June 30, 2011, we early adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard eliminates the option to present components of other comprehensive income (OCI) as part of the statement of shareholders’ equity. The amendments in this standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Our Condensed Consolidated Statements of Comprehensive Income conform to the presentation requirements of this standard.
ACCOUNTING STANDARD RECENTLY ISSUED
AMENDMENTS TO FAIR VALUE MEASUREMENT REQUIREMENTS In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in the ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We will adopt this standard as of and for the interim period ending March 31, 2012. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
AMENDMENTS ON GOODWILL IMPAIRMENT TESTING In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” which amends the goodwill impairment testing guidance in ASC 350-20, “Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing goodwill for impairment. The two-step impairment test would only be required if, on the basis of the qualitative factors, an entity determines that the fair value of the reporting unit is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revises the examples of events and circumstances that an entity should consider when determining if an interim goodwill impairment test is required. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this standard as of and for the interim period ending March 31, 2012. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
ENHANCED DISCLOSURE REQUIREMENTS ON MULTIEMPLOYER BENEFIT PLANS In September 2011, the FASB issued ASU No. 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan” which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans and (4) the nature of the employer’s commitments to the plans. This ASU is effective for annual periods ending after December 15, 2011. We will adopt this standard as of and for our annual period ending December 31, 2011.

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
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2011	2010	2011	2010

Total Revenues
Aggregates [1]
Segment revenues	$514.7	$514.3	$1,324.8	$1,369.5
Intersegment sales	(42.4)	(44.8)	(111.8)	(119.2)

Net sales	472.3	469.5	1,213.0	1,250.3

Concrete [2]
Segment revenues	101.4	105.1	281.8	293.0
Intersegment sales	0.0	0.0	0.0	0.0

Net sales	101.4	105.1	281.8	293.0

Asphalt Mix
Segment revenues	128.9	115.8	304.4	282.3
Intersegment sales	0.0	0.0	0.0	0.0

Net sales	128.9	115.8	304.4	282.3

Cement [3]
Segment revenues	19.1	20.3	52.5	61.2
Intersegment sales	(6.7)	(10.9)	(23.0)	(29.7)

Net sales	12.4	9.4	29.5	31.5

Total
Net sales	715.0	699.8	1,828.7	1,857.1
Delivery revenues	45.8	43.4	121.2	115.5

Total revenues	$760.8	$743.2	$1,949.9	$1,972.6

Gross Profit
Aggregates	$113.4	$125.2	$227.0	$262.5
Concrete	(8.9)	(10.1)	(32.3)	(31.7)
Asphalt Mix	12.3	13.4	20.4	21.8
Cement	(1.0)	(1.8)	(5.6)	(2.6)

Total	$115.8	$126.7	$209.5	$250.0

Depreciation, Depletion,
Accretion and Amortization
Aggregates	$70.3	$74.5	$211.5	$222.6
Concrete	13.1	13.6	39.3	40.1
Asphalt Mix	1.9	2.2	5.9	6.7
Cement	4.5	5.8	13.6	15.3
Corporate and other unallocated	1.1	1.6	3.4	4.5

Total	$90.9	$97.7	$273.7	$289.2

[1]	Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.

[2]	Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.

[3]	Includes cement and calcium products.

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2011	2010

Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$102,260	$101,917
Income taxes	(31,127)	3,897

Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	6,511	4,674
Stock issued for pension contribution (Note 9)	0	53,864
Amounts referable to business acquisition (Note 14)
Liabilities assumed	13,774	150
Fair value of equity consideration	18,529	0

NOTE 19: COMMITMENTS AND CONTINGENCIES
We are a defendant in various lawsuits in the ordinary course of business. It is not possible to determine with precision the outcome, or the amount of liability, if any, under these lawsuits, especially where the cases involve possible jury trials with as yet undetermined jury panels.
In addition to these lawsuits in which we are involved in the ordinary course of business, certain other material legal proceedings are more specifically described below. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to these matters.
PERCHLOROETHYLENE CASES
We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases, which are listed below:
■	CALIFORNIA WATER SERVICE COMPANY — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al., now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water wells in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. As a result of the discovery to date, which has focused principally on issues such as legal injury (as defined by the maximum contaminant level for perc) and the statute of limitations, the number of wells at issue has been reduced from 244 to 14. Recently, plaintiffs identified 63 dry cleaners that allegedly used perc in the vicinity of the 14 wells at issue, and discovery has commenced on those dry cleaners. At this time, plaintiffs have not established that our perc was used at any specific dry cleaner or that we are liable for any alleged contamination of a specific well.
■	CITY OF SUNNYVALE CALIFORNIA — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Based on the discovery to date, we do not believe that plaintiffs can meet their burden of proof to establish that our perc was used at sites in a redevelopment project area or that we are liable for any alleged contamination. Discovery is ongoing. Trial is scheduled for September 2012.

■	SUFFOLK COUNTY WATER AUTHORITY — On July 29, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its breakdown products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. At this time, plaintiffs have not established that our perc was used at any specific dry cleaner, much less that we are liable for any alleged contamination. Discovery is being phased, with the initial focus on legal injury and the statute of limitations. Phase One discovery is now closed and we have filed a partial motion for summary judgment on these issues.

■	ADDAIR — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. By Order dated September 20, 2011, the Court denied class action certification.

■	WEST VIRGINIA COAL SINK LAB LITIGATION — This is a mass tort action consisting of over 100 cases filed in 17 different counties in West Virginia from September 1 to October 13, 2010, for medical monitoring and personal injury damages for exposure to perc and carbon tetrachloride used in coal sink labs. The West Virginia Supreme Court of Appeals, in an order entered January 19, 2011, transferred all of these cases (referred to as Jeffrey Blount v. Arkema, Inc., et al.) to the West Virginia Mass Litigation Panel. Discovery is ongoing. The panel has scheduled a trial of some or all of this matter for September 2012.

■	SANTARSIERO — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. We were brought in as a third-party defendant by original defendant R.V. Davies. The plaintiff, who was alleging perc exposure, is now deceased. The case has been stayed pending further information about this development.

■	R.R. STREET INDEMNITY — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which we have now settled. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We have had discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.
FLORIDA ANTITRUST LITIGATION — Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. The lawsuits were filed by several ready-mixed concrete producers and construction companies against a number of concrete and cement producers and importers in Florida. There are now two consolidated amended complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The other defendants include Cemex Inc., Tarmac America LLC, and VCNA Prestige Ready-Mix Florida, Inc. The complaints allege various violations under the federal antitrust laws, including price fixing and market allocations. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we are defending the case vigorously. Discovery is ongoing. Trial is scheduled for July 2012.
IDOT/JOLIET ROAD — In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT), in the Circuit Court of Cook County, Chancery Division, Illinois, alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. On May 18, 2010, we settled this lawsuit for $40,000,000 and recognized the full settlement as a charge to operations in the second quarter of 2010. Under the terms of the settlement we paid IDOT $20,000,000 in May 2010 and we paid the second installment of $20,000,000 on February 17, 2011. We have taken appropriate actions, including participating in two arbitrations in 2011, to recover the settlement amount in excess of the self-insured retention of $2,000,000, as well as a portion of our defense costs, from our insurers. In February 2011, we completed the first arbitration with two of our three insurers. The arbitration panel awarded us a total of $25,546,000 in payment of the insurers’ share of the settlement amount and attorneys’ fees. This award was recorded as income in the first quarter of 2011. In September 2011, we completed the second arbitration with the third and final insurer. The arbitration panel awarded us a total of $24,111,000 in payment of the third insurer’s share of the settlement amount, attorneys’ fees and interest. This award was recorded in the third quarter of 2011.

LOWER PASSAIC RIVER CLEAN-UP — We have been sued as a third-party defendant in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case brought by the New Jersey Department of Environmental Protection in the New Jersey Superior Court. The third-party complaint was filed on February 4, 2009. This suit by the New Jersey Department of Environmental Protection seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Lower Passaic River (the “River”) of dioxin and other unspecified hazardous substances. Our former Chemicals business operated a plant adjacent to the River and has been sued, along with approximately 300 other third-party defendants. This case is in the early stages of discovery. It is unclear at this time what contaminants and legal issues will ultimately be presented at trial or what parties will ultimately participate in the trial. It is also unknown at this time, what, if any, substances we may have discharged into the River. A liability trial is scheduled for April 2013. A separate damages trial, if required, is scheduled for January 2014. Additionally, Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order of Consent with the U.S. Environmental Protection Agency to perform a Remedial Investigation/Feasibility Study of the contamination in the lower 17 miles of the River. This study is ongoing and may take several more years to complete.
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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR THIRD QUARTER 2011
▪	The average unit sales price increased in most product lines
▪	Freight-adjusted aggregates prices increased 1%

▪	Ready-mixed concrete prices increased 6%

▪	Asphalt mix prices increased 10%
▪	Aggregates shipments declined 2%

▪	Unit costs for diesel fuel and liquid asphalt increased 40% and 20%, respectively, reducing pretax earnings by $21.4 million

▪	Selling, administrative and general (SAG) expenses were $9.7 million lower than the prior year

▪	Earnings from continuing operations were $22.4 million, or $0.17 per diluted share, compared to $10.6 million, or $0.08 per diluted share, in the prior year
▪	The current quarter’s year’s earnings from continuing operations include $39.7 million related to the sale of four non-strategic aggregates facilities and $24.1 million for the recovery from an insurer of legal settlement costs related to the Illinois lawsuit settled in the second quarter of last year
▪	EBITDA was $193.9 million versus $149.8 million in the prior year
Business conditions remained challenging in the third quarter. The fragile economic recovery and absence of meaningful job growth continued to hamper construction activity while diesel fuel and liquid asphalt costs remained at elevated levels. However, we are pleased that continued improvement in product pricing in the third quarter helped offset these higher energy-related costs.
In recent months, we have completed several actions that increase cash and liquidity and that should enhance our future operating performance. We have closed two transactions that yield $57.4 million in cash, increase our aggregates reserves position and should increase our future EBITDA. Also in the quarter, we were awarded $24.1 million in an insurance arbitration associated with last year’s legal settlement with the Illinois Department of Transportation (IDOT). In addition, we terminated an in-the-money interest rate swap and received $23.4 million in cash for the future value of the swap. Termination of the swap had no material earnings impact in the third quarter as the cash received will be amortized to income between now and 2016. As a result of these actions, at the end of the third quarter, we had no short-term borrowings and had $152.4 million in cash and cash equivalents, with another $19.8 million to be received from these transactions in the fourth quarter.

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
FREE CASH FLOW
Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2011	2010	2011	2010

Net cash provided by operating activities	$114.7	$109.1	$121.7	$127.8
Purchases of property, plant & equipment	(25.8)	(19.9)	(77.3)	(62.1)

Free cash flow	$88.9	$89.2	$44.4	$65.7

EBITDA
EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2011	2010	2011	2010

Net cash provided by operating activities	$114.7	$109.1	$121.7	$127.8
Changes in operating assets and liabilities before initial effects of business acquisitions and dispositions	(5.7)	9.2	31.9	6.6
Other net operating items (providing) using cash	1.9	(7.3)	77.2	105.3
(Earnings) loss on discontinued operations, net of taxes	2.5	(2.7)	(6.4)	(6.9)
Provision (benefit) for income taxes	29.8	(6.0)	(47.9)	(61.5)
Interest expense, net	50.7	47.5	163.8	134.5

EBITDA	$193.9	$149.8	$340.3	$305.8

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2011	2010	2011	2010

Net earnings (loss)	$20.0	$13.2	($42.9)	($49.5)
Provision (benefit) for income taxes	29.8	(6.0)	(47.9)	(61.5)
Interest expense, net	50.7	47.5	163.8	134.5
(Earnings) loss on discontinued operations, net of taxes	2.5	(2.7)	(6.4)	(6.9)
Depreciation, depletion, accretion and amortization	90.9	97.8	273.7	289.2

EBITDA	$193.9	$149.8	$340.3	$305.8

RESULTS OF OPERATIONS
Net sales and cost of goods sold exclude intersegment sales and delivery revenues and costs. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.
CONSOLIDATED OPERATING RESULTS

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share data	2011	2010	2011	2010

Net sales	$714.9	$699.8	$1,828.7	$1,857.1
Cost of goods sold	599.1	573.1	1,619.2	1,607.1

Gross profit	$115.8	$126.7	$209.5	$250.0

Operating earnings	$106.7	$50.4	$69.0	$14.9

Earnings (loss) from continuing operations before income taxes	$52.2	$4.5	($97.3)	($117.9)

Earnings (loss) from continuing operations	$22.4	$10.6	($49.3)	($56.4)
Earnings (loss) on discontinued operations, net of income taxes	(2.4)	2.6	6.4	6.9

Net earnings (loss)	$20.0	$13.2	($42.9)	($49.5)

Basic earnings (loss) per share
Continuing operations	$0.17	$0.08	($0.38)	($0.44)
Discontinued operations	(0.02)	0.02	0.05	0.05

Basic net earnings (loss) per share	$0.15	$0.10	($0.33)	($0.39)

Diluted earnings (loss) per share
Continuing operations	$0.17	$0.08	($0.38)	($0.44)
Discontinued operations	(0.02)	0.02	0.05	0.05

Diluted net earnings (loss) per share	$0.15	$0.10	($0.33)	($0.39)

THIRD QUARTER 2011 COMPARED TO THIRD QUARTER 2010
Third quarter net sales were $714.9 million, up 2% from the third quarter of 2010. Shipments were down slightly in aggregates and ready-mixed concrete and up slightly in asphalt mix and cement. The average unit sales price increased in most product lines.
Net earnings were $20.0 million, or $0.15 per diluted share, in the third quarter of 2011 compared to $13.2 million, or $0.10 per diluted share, for the third quarter of 2010. The current quarter’s earnings include a $39.7 million pretax gain from the sale of four non-strategic aggregates facilities and a $24.1 million (including $3.2 million of legal fees and interest) pretax gain referable to the final recovery from an insurer related to the lawsuit settled last year with IDOT. Conversely, higher unit costs for diesel fuel and liquid asphalt resulted in higher pretax costs of $21.4 million.

CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the third quarter of 2011 versus the third quarter of 2010 are summarized below:
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

Third quarter 2010	$4.5

Lower aggregates earnings due to
Lower volumes	(5.3)
Higher selling prices	2.7
Higher costs and other	(9.2)
Higher concrete earnings	1.2
Lower asphalt mix earnings	(1.1)
Higher cement earnings	0.8
Lower selling, administrative and general expenses	9.7
Higher gain on sale of property, plant & equipment and businesses	41.0
IDOT - 2010 settlement net of 2011 recovery	20.9
Higher interest expense	(3.2)
All other	(9.8)

Third quarter 2011	$52.2

Gross profit for the Aggregates segment was $113.4 million versus $125.2 million in the prior year’s third quarter due mostly to lower shipments and higher unit costs for diesel fuel. The year-over-year decrease in aggregates shipments was due primarily to construction being hampered by continued overhang of economic uncertainty. Aggregates shipments increased versus the prior year’s third quarter in California, North Carolina, and Maryland due primarily to stronger demand from public infrastructure projects. Aggregates shipments in California were up more than 26% versus the prior year’s third quarter due mainly to large project work. The average sales price for aggregates increased 1% from the prior year due to improvements across a number of markets. Overall, the earnings effect of a 2% decline in shipments reduced segment earnings $5.3 million and the earnings effect of higher pricing offset some of the impact of the higher unit cost of diesel fuel.
The Concrete segment reported a loss of ($8.9) million versus a loss of ($10.1) million in the prior year’s third quarter. Ready-mixed concrete average sale price increased 6% from the prior year’s third quarter, contributing to improved unit materials margins versus the prior year. However, the improved materials margin effect was somewhat offset by the earnings effect of an 8% decline in volume.
Asphalt Mix segment gross profit was $12.3 million in the third quarter versus $13.4 million in the prior year’s third quarter. The average sales price for asphalt mix increased 10% mostly offsetting the earnings effect of higher liquid asphalt costs. Asphalt mix volume increased 1% from the prior year’s third quarter.
The Cement segment reported a loss of ($1.0) million in the third quarter, a slight improvement over the prior year.
SAG expenses in the third quarter were $9.7 million lower than the prior year’s level. This year-over-year decrease was due primarily to lower legal expenses and cost saving initiatives.
Gain on sale of property, plant & equipment and businesses was $41.5 million in the third quarter of 2011 compared to $0.5 million in the third quarter of 2010. The third quarter 2011 gain includes a $39.7 million pretax gain on the sale of four non-strategic aggregates facilities completed in September.
The $20.9 million in recovery from a legal settlement included in the current quarter’s earnings reflects an arbitration award from the third and final insurer related to the lawsuit settled last year with IDOT. In addition to this recovery amount, the arbitration award included $3.2 million of current year legal fees and interest. In the first quarter of this year, we recovered $25.5 million in arbitration with two other insurers. For additional details, see Note 19 to the condensed consolidated financial statements under the heading IDOT/Joliet Road.
Net interest expense was $50.7 million in the third quarter of 2011 compared to $47.5 million in the third quarter of 2010.

We recorded an income tax provision from continuing operations of $29.8 million in the third quarter of 2011 compared to an income tax benefit of $6.0 million in the third quarter of 2010. The current quarter’s income tax provision is the amount required so that the year-to-data benefit reflects the expected annual effective tax rate.
Earnings from continuing operations were $0.17 per diluted share compared to $0.08 per diluted share in the third quarter of 2010.
DISCONTINUED OPERATIONS — Third quarter results from discontinued operations were a pretax loss of ($4.1) million in 2011 and pretax earnings of $4.4 million in 2010. The 2010 results included a $6.0 million pretax gain on a recovery from an insurer in a lawsuit involving perchloroethylene. The remainder of the 2010 results and the 2011 results consisted of general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.
YEAR-TO-DATE SEPTEMBER 30, 2011 COMPARED TO YEAR-TO-DATE SEPTEMBER 30, 2010
Net sales for the first nine months of 2011 were $1,828.7 million, a decrease of 2% versus the first nine months of 2010. Comparatively, shipments were down in all product lines with the exception of asphalt mix while pricing was up in all product lines with the exception of cement.
Results for the first nine months of 2011 were a net loss of ($42.9) million, or ($0.33) per diluted share, compared to a net loss of ($49.5) million, or ($0.39) per diluted share, for the first nine months of 2010. Higher unit costs for diesel fuel and liquid asphalt resulted in higher pretax costs of $50.5 million. Additionally, each period’s results were impacted by significant items, as follows:
▪	The first nine months of 2011 results include pretax gains totaling $49.7 million related to arbitration awards from our insurers related to the IDOT lawsuit settled last year, a pretax gain of $39.7 million on the sale of four non-strategic aggregates facilities and additional interest expense charges of $26.5 million referable to our tender offer and debt retirement completed in June 2011

▪	The first nine months of 2010 results include a pretax charge of $42.9 million related to the original IDOT lawsuit settlement and associated legal fees and a pretax gain of $39.5 million related to the sale of three non-strategic aggregates facilities
CONTINUING OPERATIONS — Changes in loss from continuing operations before income taxes for year-to-date September 30, 2010 versus year-to-date September 30, 2011 are summarized below:
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

Year-to-date September 30, 2010	($117.9)

Lower aggregates earnings due to
Lower volumes	(32.8)
Higher selling prices	13.7
Higher costs and other	(16.4)
Lower concrete earnings	(0.6)
Lower asphalt mix earnings	(1.4)
Lower cement earnings	(3.0)
Lower selling, administrative and general expenses	26.2
Lower gain on sale of property, plant & equipment and businesses	(5.4)
IDOT - 2010 settlement net of 2011 recovery	86.4
Higher interest expense	(29.3)
All other	(16.8)

Year-to-date September 30, 2011	($97.3)

Gross profit for the Aggregates segment was $227.0 million for the first nine months of 2011, down $35.5 million from the comparable prior year period. As shown in the bridge above, this shortfall resulted from lower volumes (shipments down 5%) and higher costs (a 39% increase in the unit cost for diesel fuel) partially offset by higher selling prices (average unit sales price up 1%).
The Concrete segment reported a loss of ($32.3) million for the first nine months of 2011, down $0.6 million from the comparable 2010 period. A 6% increase in the average sales price of ready-mixed concrete mostly offset the earnings effect of an 8% reduction in unit shipments.
Asphalt Mix segment gross profit of $20.4 million was down $1.4 million from the comparable 2010 level. This shortfall resulted primarily from an increase in non-materials related costs. The average sale price for asphalt mix increased 8% from the first nine months of 2010, more than offsetting the earnings effect of higher liquid asphalt costs resulting in higher unit materials margin. Asphalt mix volume increased 1%.
Cement segment gross profit was a loss of ($5.6) million compared to a loss of ($2.6) million for the first nine months of 2010. This $3.0 million shortfall was due primarily to a scheduled maintenance event in the first quarter of 2011.
SAG expenses decreased $26.2 million, or 11%, from the prior year’s first nine months. The year-over-year decrease was due to lower current period spending in most major overhead categories, including lower spending for our IT replacement project, the absence of the $9.2 million charge recorded in the prior year for the fair value of donated land and a $1.5 million charge recorded in the prior year related to legal fees for the IDOT settlement.
Gain on sale of property, plant & equipment and businesses was $44.8 million for the first nine months of 2011, a decrease of $5.4 million from the prior year. During the third quarter of 2011, we sold four non-strategic aggregates facilities for a pretax gain of $39.7 million. Comparatively, in 2010 the difference between the fair value of the above mentioned donated real estate and the carrying value, which was $8.4 million, was recorded as a gain on sale of property, plant & equipment in the first nine months of 2010. Additionally, during the first quarter of 2010 we sold three non-strategic aggregates facilities for a pretax gain of $39.5 million.
The $46.4 million recovery from legal settlement for the first nine months of 2011 reflects arbitration awards from insurers related to the IDOT lawsuit settled last year for $40.0 million. In addition to these recovery amounts, the arbitration awards included $3.2 million of current year legal fees and interest.
Net interest expense was $163.8 million for the first nine months of 2011 versus $134.5 million in the prior year. Second quarter charges of $26.5 million incurred specifically in connection with the tender offer and debt retirement completed in June accounted for most of the increase. These charges are due primarily to the difference between the purchase price and par value of the senior unsecured notes purchased in the tender offer and the noncash write-off of previously deferred financing costs related to the debt retired in June.
We recorded income tax benefits from continuing operations of $47.9 million for the nine months ended September 30, 2011 compared to $61.5 million for the nine months ended September 30, 2010. The decrease in our income tax benefit, after the effect of the pretax loss at the statutory rate, resulted largely in 2011 from a decrease in permanent income tax benefits from charitable contributions and an increase in discrete income tax adjustments.
Results from continuing operations were a loss of ($0.38) per diluted share compared with a loss of ($0.44) per diluted share in the first nine months of 2010.
DISCONTINUED OPERATIONS — Year-to-date September pretax earnings from discontinued operations were $10.6 million in 2011 and $11.5 million in 2010. The 2011 results include an $11.1 million gain related to the 5CP earn-out compared to $7.9 million in 2010, and $7.5 million of gains related to litigation settlements and insurance recoveries compared to $7.6 million in 2010. Excluding these gains, the 2011 and 2010 year-to-date September pretax results primarily reflect charges related to general and product liability cost, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

CASH AND LIQUIDITY
Our primary sources of liquidity are cash provided by our operating activities, the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. Our additional financial resources include a bank line of credit and access to the capital markets. We believe these financial resources are sufficient to fund our future business requirements, including:
▪	debt service obligations
▪	cash contractual obligations
▪	capital expenditures
▪	potential future acquisitions
We operate a centralized cash management system that minimizes the level of cash at each division and utilizes all excess cash after funding daily working capital requirements to reduce borrowings under our bank line of credit. When cash on hand is not sufficient to fund daily working capital requirements, we draw on our bank line of credit. The weighted-average interest rate on short-term debt was 0.56% during the nine months ended September 30, 2011. No short-term debt was outstanding at September 30, 2011.
On October 14, 2011, our Board of Directors declared a quarterly dividend of one cent per share effective with the fourth quarter 2011 payment. This dividend compares with the 25 cents per share quarterly dividend paid in the third quarter of 2011. The dividend reduction will improve our available cash by approximately $124 million annually.
CURRENT MATURITIES AND SHORT-TERM BORROWINGS
As of September 30, 2011, current maturities of long-term debt are $5.2 million, of which $5.0 million is due as follows:

September 30
in millions	2011

Current maturities due
Fourth quarter 2011	$5.0
First quarter 2012	0.0
Second quarter 2012	0.0
Third quarter 2012	0.0

There are various maturity dates for the remaining $0.2 million of current maturities. We expect to retire the current maturities using cash generated from operations or by drawing on our bank line of credit.
Short-term borrowings consisted of the following:

	September 30	December 31	September 30
dollars in millions	2011	2010	2010

Short-term Borrowings
Bank borrowings	$0.0	$285.5	$0.0

Total	$0.0	$285.5	$0.0

Bank Borrowings
Maturity	n/a	3 - 74 days	n/a
Weighted-average interest rate	n/a	0.59%	n/a

Our $1.5 billion bank credit facility expires November 16, 2012. Borrowings under this credit facility, which are classified as short-term, bear an interest rate based on London Interbank Offer Rate (LIBOR) plus a credit spread determined at the time of borrowing based on current conditions in the LIBOR market. This credit spread was 30 basis points (0.30 percentage points) based on our long-term debt ratings at September 30, 2011 resulting in an interest rate of 0.53%. We access our bank line of credit to fund daily working capital requirements if cash on hand is insufficient.

Utilization of the borrowing capacity under our bank credit facility as of September 30, 2011:
▪	none was drawn

▪	$60.9 million was used to provide backup for outstanding standby letters of credit

▪	as a result, we had available credit of $1,439.1 million
We plan to replace our $1.5 billion bank credit facility expiring November 16, 2012 with a $500.0 million five-year credit facility. The new revolving credit facility is being structured as an asset based lending facility and is projected to close in November 2011.
Our short-term debt ratings/outlook as of September 30, 2011 were:
▪	Standard and Poor’s — B/negative (rating dated September 26, 2011; outlook changed from stable to negative)

▪	Moody’s — not prime/negative (rating dated September 16, 2011; outlook changed from stable to negative)
Subsequently, on October 13, 2011 Standard and Poor’s withdrew our short-term debt ratings/outlook at our request. The rating was deemed unnecessary as we had no outstanding commercial paper and access to the commercial paper market was unavailable at our current credit rating.
WORKING CAPITAL
Working capital, current assets less current liabilities, is a common measure of liquidity used to assess a company’s ability to meet short-term obligations. Our working capital is calculated as follows:

	September 30	December 31	September 30
in millions	2011	2010	2010

Working Capital
Current assets [1]	$1,002.1	$772.1	$921.7
Current liabilities	(364.3)	(565.7)	(671.3)

Total working capital	$637.8	$206.4	$250.4

[1]	As restated for September 30, 2010, see Note 1 to the condensed consolidated financial statements.
The $431.4 million increase in our working capital over the nine month period ended September 30, 2011 was a result of an increase in cash and cash equivalents of $104.8 million, an increase in accounts and notes receivable of $112.2 million and a decrease in short-term borrowings of $285.5 million. These favorable variances were partially offset by an increase in trade payables and accruals and other current liabilities of $82.8 million. The increase in cash and cash equivalents and the decrease in short-term borrowings is a result of the $1.1 billion bond offering completed in the second quarter of 2011. The increases in accounts and notes receivable and trade payables and accruals reflect our seasonal increases in production as evidenced by the 30% increase in net sales for the three months ended September 30, 2011 as compared to the three months ended December 31, 2010.
The $387.4 million increase in our working capital over the twelve month period ended September 30, 2011 was due to an increase in cash and cash equivalents of $69.9 million and a decrease in current maturities of long-term debt of $320.0 million. These variances are a result of the $1.1 billion bond offering completed in the second quarter of 2011.

CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Nine Months Ended
	September 30
in millions	2011	2010

Net loss	($42.9)	($49.5)
Depreciation, depletion, accretion and amortization	273.7	289.2
Net gain on sale of property, plant & equipment and businesses	(55.9)	(59.0)
Contributions to pension plans	(3.8)	(23.4)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(31.9)	(6.6)
Cost of debt purchase	19.2	0.0
Other operating cash flows, net	(36.7)	(22.9)

Net cash provided by operating activities	$121.7	$127.8

Net earnings before noncash deductions for depreciation, depletion, accretion and amortization were $230.8 million during the first nine months of 2011 as compared to $239.7 million during the same period in 2010. Changes in assets and liabilities before initial effects of business acquisitions and dispositions decreased $25.3 million as compared to the nine month period ended September 30, 2010. This decrease was largely caused by an unfavorable variance in trade payables and accruals and other noncurrent liabilities. The increase in cash outflows was partially offset by lower contributions to pension plans and an increase related to the cost to purchase our debt at a premium above par value (loss on extinguishment). Although the loss on extinguishment decreases net earnings, the associated cash outflow is removed from operating activities and presented as a component of financing activities.
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities was $8.9 million during the nine months ended September 30, 2011, a cash flow increase of $51.1 million as compared to the same period in the prior year. The increase in investing cash flows is due in part to an increase in proceeds from the sale of businesses of $21.9 million. This increase is largely referable to the third quarter 2011 sale of four aggregates facilities for cash proceeds of $61.8 million. During the first quarter of 2010, we sold three aggregates facilities for cash proceeds of $42.8 million. Additionally, payment for businesses acquired decreased $35.4 million as compared to the nine months ended September 30, 2010. No businesses were acquired for cash during the period ended September 30, 2011 while twelve ready-mixed concrete facilities were acquired for $35.4 million during the comparative period ended September 30, 2010. The increases in investing cash flows from the period ended September 30, 2010 were partially offset by an increase in cash purchases of property, plant and equipment of $15.2 million.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for financing activities was essentially flat at $25.8 million in the first nine months of 2011 as compared to $25.4 million in the first nine months of 2010. Increases in financing cash flows as compared to the first nine months of 2010 were largely due to an increase in cash flows related to debt of $46.4 million. This net positive cash flow variance includes proceeds and payments of short-term and long-term debt, debt issuance costs, cash paid to purchase our own debt at a premium above par value, and proceeds from the settlement of interest rate swaps. The net increase in investing cash flow due to these debt-related items was offset by decreases in proceeds from the issuance of common stock of $36.8 million and proceeds from the exercise of stock options of $9.4 million.

CAPITAL STRUCTURE AND RESOURCES
We pursue attractive investment opportunities and fund acquisitions using internally generated cash or by issuing debt or equity securities. We actively manage our capital structure and resources in order to maximize shareholder wealth. Our primary goals include:
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
LONG-TERM DEBT
Our total debt as a percentage of total capital and the weighted-average interest rates on our long-term debt are summarized below:

	September 30	December 31	September 30
dollars in millions	2011	2010	2010

Debt
Current maturities of long-term debt	$5.2	$5.2	$325.2
Short-term borrowings	0.0	285.5	0.0
Long-term debt	2,816.2	2,427.5	2,432.5

Total debt	$2,821.4	$2,718.2	$2,757.7

Capital
Total debt	$2,821.4	$2,718.2	$2,757.7
Equity [1]	3,876.1	3,965.0	4,024.1

Total capital	$6,697.5	$6,683.2	$6,781.8

Total Debt as a Percentage of
Total Capital	42.1%	40.7%	40.7%

Long-term Debt — Weighted-average
Interest Rate	7.67%	7.02%	7.02%

Total Debt — Percentage of
Floating-rate debt	0.5%	17.9%	16.3%
Fixed-rate debt	99.5%	82.1%	83.7%

[1]	As restated for September 30, 2010, see Note 1 to the condensed consolidated financial statements.
In June 2011 we issued $1.1 billion of long-term notes in two series, as follows: $500.0 million of 6.50% notes due in 2016 and $600.0 million of 7.50% notes due in 2021. These notes were issued principally to:
▪	repay and terminate our $450.0 million floating-rate term loan due in 2015

▪	fund the purchase through a tender offer of $165.4 million of our outstanding 5.60% notes due in 2012 and $109.6 million of our outstanding 6.30% notes due in 2013

▪	repay $275.0 million outstanding under our revolving credit facility

▪	and for general corporate purposes
Our current bank credit facility and the indenture governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. Our total debt as a percentage of total capital was 42.1% as of September 30, 2011, compared with 40.7% nine months previously and 40.7% twelve months previously.
In the future, our total debt as a percentage of total capital will depend on specific investment and financing decisions. We have made acquisitions from time to time and will continue to pursue attractive investment opportunities. Such acquisitions could be funded by using internally generated cash, issuing debt or equity securities, or by selling or exchanging existing assets.

Our long-term debt ratings/outlook as of September 30, 2011 were:
▪	Standard and Poor’s — BB/negative (rating dated September 26, 2011; outlook changed from stable to negative)

▪	Moody’s — Ba2/negative (rating dated September 16, 2011; downgraded from Ba1/stable)
EQUITY
Our common stock issuances are summarized below:

	September 30	December 31	September 30
in thousands	2011	2010	2010

Common stock shares at beginning of year issued and outstanding	128,570	125,912	125,912

Common Stock Issuances
Pension plan contribution	0	1,190	1,190
Acquisition	373	0	0
401(k) savings and retirement plan	111	882	882
Share-based compensation plans	179	586	407

Common stock shares at end of period issued and outstanding	129,233	128,570	128,391

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
We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing shareholders’ equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the periods presented were:
▪	nine months ended September 30, 2011 — issued 0.1 million shares for cash proceeds of $4.7 million

▪	twelve months ended December 31, 2010 — issued 0.9 million shares for cash proceeds of $41.7 million

▪	nine months ended September 30, 2010 — issued 0.9 million shares for cash proceeds of $41.7 million
There were no shares held in treasury as of September 30, 2011, December 31, 2010 and September 30, 2010. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of September 30, 2011.
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
We prepare these financial statements to conform with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We base our estimates on historical experience, current conditions and various other assumptions we believe reasonable under existing circumstances and evaluate these estimates and judgments on an ongoing basis. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.
We believe that the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2011.
NEW ACCOUNTING STANDARDS
For a discussion of the accounting standards recently adopted or pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 16 to the condensed consolidated financial statements.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to:
▪	general economic and business conditions;

▪	the timing and amount of federal, state and local funding for infrastructure;

▪	the lack of a multi-year federal highway funding bill with an automatic funding mechanism;

▪	the reluctance of state departments of transportation to undertake federal highway projects without a reliable method of federal funding;

▪	the impact of a prolonged economic recession on our industry, business and financial condition and access to capital markets;

▪	changes in the level of spending for private residential and nonresidential construction;

▪	the highly competitive nature of the construction materials industry;

▪	the impact of future regulatory or legislative actions;

▪	the outcome of pending legal proceedings;

▪	pricing of our products;

▪	weather and other natural phenomena;

▪	energy costs;

▪	costs of hydrocarbon-based raw materials;

▪	healthcare costs;

▪	the amount of long-term debt and interest expense we incur;

▪	changes in interest rates;

▪	the impact of our below investment grade debt rating on our cost of capital;

▪	volatility in pension plan asset values which may require cash contributions to the pension plans;

▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses;

▪	our ability to secure and permit aggregates reserves in strategically located areas;

▪	our ability to manage and successfully integrate acquisitions;

▪	the potential of goodwill impairment;

▪	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals;

▪	and other assumptions, risks and uncertainties detailed from time to time in our periodic reports.
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
We make available on our website, www.vulcanmaterials.com, free of charge, copies of our:
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
We have a:
▪	Business Conduct Policy applicable to all employees and directors:

▪	Code of Ethics for the CEO and Senior Financial Officers
Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.
Our Board of Directors has also adopted:
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
In June 2011, we issued $500.0 million of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500.0 million. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150.0 million of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25.4 million of cash proceeds. The forward component of the settlement (cash proceeds less $2.0 million of accrued interest income) is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method.
In December 2007, we issued $325.0 million of floating-rate notes due in 2010 that bear interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated amount of $325.0 million. The swap agreement terminated December 15, 2010, coinciding with the maturity of the notes due in 2010. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt. At September 30, 2010, we recognized a liability of $3.0 million (included in other current liabilities) equal to the fair value of this swap.
At September 30, 2011, the estimated fair value of our long-term debt instruments including current maturities was $2,654.4 million compared to a book value of $2,821.4 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair value of our liability by $139.6 million.
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

ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a — 15(e) and 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
We are in the process of replacing our legacy information technology systems and have substantially completed the implementation of new financial reporting software, which is a major component of the replacement. We are also in the process of implementing a new quote to cash software system, which is another significant component of the replacement. The new information technology systems were a source for most of the information presented in this Quarterly Report on Form 10-Q. We are continuing to work towards the full implementation of the new information technology systems.
No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the third quarter of 2011.
PART II OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Note 19 to the condensed consolidated financial statements of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. See Note 19 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.
ITEM 1A
RISK FACTORS
Following is an additional risk factor to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2010.
Continued slow economic recovery in the construction industry may result in an impairment of our goodwill — We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not completed our annual test and have not identified any events or changes in circumstances that indicate the fair value of any of our reporting units is below its carrying value, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A significant decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill that would reduce equity and result in an increase in our total debt as a percentage of total capital (42.1% as of September 30, 2011). Our current bank credit facility and the indenture governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. We believe that it is highly unlikely that any potential write-down in goodwill would result in a violation of this covenant.

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

VULCAN MATERIALS COMPANY
/s/ Ejaz A. Khan
Ejaz A. Khan
Date November 4, 2011	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

/s/ Daniel F. Sansone
Daniel F. Sansone
Date November 4, 2011	Executive Vice President, Chief Financial Officer (Principal Financial Officer)