Form 10-K
period 2011-12-31
Vulcan Materials CO
filed 2012-02-29
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No    X .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes       No    X

Aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2011:	$4,957,325,746

Number of shares of common stock, $1.00 par value, outstanding as of February 17, 2012:	129,246,844

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2011

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

TabIe of Contents	i

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Certain of the matters and statements made herein or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as “anticipate,” “may,” “believe,” “estimate,” “project,” “expect,” “intend” and words of similar import. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:

▪	cost reductions, profit improvements and asset sales, as well as streamlining and other strategic actions we adopted, will not be able to be realized to the desired degree or within the desired time period and that the results thereof will differ from those anticipated or desired;

▪	uncertainties as to the timing and valuations that may be realized or attainable with respect to intended asset sales;

▪	future events relating to Martin Marietta Materials, Inc.’s (Martin Marietta) unsolicited offer to acquire us;

▪	general economic and business conditions;

▪	the timing and amount of federal, state and local funding for infrastructure;

▪	the lack of a multi-year federal highway funding bill with an automatic funding mechanism;

▪	the reluctance of state departments of transportation to undertake federal highway projects without a reliable method of federal funding;

▪	the impact of the global economic recession on our business and financial condition and access to capital markets;

▪	changes in the level of spending for residential and private nonresidential construction;

▪	the highly competitive nature of the construction materials industry;

▪	the impact of future regulatory or legislative actions;

▪	the outcome of pending legal proceedings;

▪	pricing of our products;

▪	weather and other natural phenomena;

▪	energy costs;

▪	costs of hydrocarbon-based raw materials;

▪	healthcare costs;

▪	the amount of long-term debt and interest expense we incur;

▪	changes in interest rates;

▪	the impact of our below investment grade debt rating on our cost of capital;

▪	volatility in pension plan asset values which may require cash contributions to our pension plans;

▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses;

▪	our ability to secure and permit aggregates reserves in strategically located areas;

▪	our ability to manage and successfully integrate acquisitions;

▪	the potential of goodwill impairment;

Part I	1

▪	the potential impact of future legislation or regulations relating to climate change, greenhouse gas emissions or the definition of minerals;

▪	costs incurred and potential costs associated with Martin Marietta’s unsolicited exchange offer and proxy contest;

▪	the risks set forth in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 “Other Commitments and Contingencies” to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data,” all as set forth in this report; and

▪	other assumptions, risks and uncertainties detailed from time to time in our filings made with the Securities and Exchange Commission.

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

Part I	2

ITEM 1

BUSINESS

SUMMARY

Vulcan Materials Company is a New Jersey corporation and the nation’s largest producer of construction aggregates: primarily crushed stone, sand, and gravel. We have 323 active aggregates facilities. We also are a major producer of asphalt mix and ready-mixed concrete as well as a leading producer of cement in Florida.

STRATEGY FOR EXISTING AND NEW MARKETS

▪	Our reserves are strategically located throughout the United States in high growth areas that will require large amounts of aggregates to meet construction demand. Vulcan-served states are estimated to have 75% of the total growth in the U.S. population and 72% of the total growth in U.S. household formations between 2010 and 2020. Our top ten revenue producing states in 2011 were California, Virginia, Texas, Florida, Georgia, Tennessee, Illinois, North Carolina, South Carolina, and Alabama.

U.S. DEMOGRAPHIC GROWTH 2010 TO 2020, TOP 10 BY STATE

	POPULATION		HOUSEHOLDS		EMPLOYMENT
Rank	State	Share of Total U.S. Growth	State	Share of Total U.S. Growth	State	Share of Total U.S. Growth
1	Texas	15%	Florida	13%	Texas	13%
2	California	14%	Texas	13%	California	10%
3	Florida	13%	California	12%	Florida	8%
4	Arizona	6%	Arizona	5%	New York	6%
5	North Carolina	6%	North Carolina	5%	Georgia	4%
6	Georgia	5%	Georgia	5%	North Carolina	3%
7	Virginia	3%	Virginia	3%	Pennsylvania	3%
8	Nevada	3%	Washington	3%	Arizona	3%
9	Washington	2%	Colorado	2%	Ohio	3%
10	Colorado	2%	Oregon	2%	Virginia	3%
Top 10 Subtotal		69%		63%		56%

Vulcan-served States		75%		72%		63%

    Note: Vulcan-served states shown in bolded, blue text.

    Source: Moody’s Analytics as of December 15, 2011

▪	We have pursued a strategy of increasing our presence in metropolitan areas that are expected to grow most rapidly.

▪	We typically operate in locations close to our local markets because the cost of trucking materials long distances is prohibitive. Approximately 80% of our total aggregates shipments are delivered exclusively by truck, and another 13% are delivered by truck after reaching a sales yard by rail or water.

Part I	3

MAJOR ACQUISITIONS

DATE	ACQUISITION	MATERIALS	STATES
1999	CalMat Co.	Aggregates Asphalt mix Ready-mixed concrete	Arizona California New Mexico
2000	Tarmac Companies	Aggregates	Maryland North Carolina Pennsylvania South Carolina Virginia
2007	Florida Rock Industries, Inc.	Aggregates Ready-mixed concrete Cement	Alabama Florida Georgia Maryland Virginia Washington, DC

▪	Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. Since 1991 we have acquired over 280 aggregates operations, including many small bolt-on operations and several large acquisitions.

COMPETITORS

We operate in an industry that is very fragmented with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers account for approximately 30% to 35% of the total U.S. aggregates production. Despite being the industry leader, Vulcan’s total U.S. market share is less than 10%. Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

▪	Cemex S.A.B. de C.V.

▪	CRH plc

▪	HeidelbergCement AG

▪	Holcim Ltd.

▪	Lafarge

▪	Martin Marietta Materials, Inc.

▪	MDU Resources Group, Inc.

Because the U.S. aggregates industry is highly fragmented, with over 5,000 companies managing almost 10,000 operations, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by entering new markets or enhancing their market positions by acquiring existing facilities.

Part I	4

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

AGGREGATES-LED VALUE CREATION — 2011 NET SALES

* Represents sales to external customers of our aggregates and our downstream products that use our aggregates

Our business strategies include: 1) aggregates focus, 2) coast-to-coast footprint, 3) profitable growth, 4) focus on cost reduction, and 5) effective land management.

1. AGGREGATES FOCUS

Aggregates are used in virtually all types of public and private construction projects and practically no substitutes for quality aggregates exist. Our focus on aggregates allows us to:

▪	BUILD AND HOLD SUBSTANTIAL RESERVES: The locations of our reserves are critical to our long-term success because of barriers to entry created in many metropolitan markets by zoning and permitting regulations and high transportation costs. Our reserves are strategically located throughout the United States in high-growth areas that will require large amounts of aggregates to meet future construction demand. Aggregates operations have flexible production capabilities and require no raw material other than our owned or leased aggregates reserves. Our downstream businesses (asphalt mix and concrete) predominantly use Vulcan-produced aggregates.

▪	TAKE ADVANTAGE OF BEING THE LARGEST PRODUCER: Each aggregates operation is unique because of its location within a local market with particular geological characteristics. Every operation, however, uses a similar group of assets to produce saleable aggregates and provide customer service. Vulcan is the largest aggregates company in the U.S., whether measured by production or by revenues. Our 323 active aggregates facilities provide opportunities to standardize and procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to share best practices across the organization and leverage our size for administrative support, customer service, accounts receivable and accounts payable, technical support and engineering.

Part I	5

2. COAST-TO-COAST FOOTPRINT

Demand for construction aggregates positively correlates with changes in population growth, household formation and employment. We have pursued a strategy to increase our presence in metropolitan areas that are expected to grow the most rapidly.

Our top ten revenue-producing states are predicted to have 69% of the total growth in the U.S. population between 2010 and 2020 while all of the Vulcan-served states are predicted to have 75% of such growth. Much of our reserves are located in areas where zoning and permitting laws have made opening new quarries increasingly difficult. Our diversified geographic locations help insulate Vulcan from variations in regional weather and economies. (Demographic source: Moody’s Analytics)

3. PROFITABLE GROWTH

Our growth is a result of acquisitions, cost management and investment activities.

▪	STRATEGIC ACQUISITIONS: Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. For example, in 1999 we acquired CalMat Co., thereby expanding our aggregates operations into California and Arizona and making us one of the nation’s leading producers of asphalt mix and ready-mixed concrete.

In 2007, we acquired Florida Rock Industries, Inc., the largest acquisition in our history. This acquisition expanded our aggregates business in Florida and other southeastern and Mid-Atlantic states, as well as adding to our ready-mixed concrete business and added cement manufacturing and distribution facilities in Florida.

In addition to these large acquisitions, we have completed many smaller acquisitions that have contributed significantly to our growth.

▪	REINVESTMENT OPPORTUNITIES WITH HIGH RETURNS: During this decade, Moody’s Analytics projects that 75% of the U.S. population growth will occur in Vulcan-served states. The close proximity of our production facilities and our aggregates reserves to this projected population growth creates many opportunities to invest capital in high-return projects — projects that will add reserves, increase production capacity and improve costs.

Part I	6

4. FOCUS ON COST REDUCTION

In a business where aggregates sell, on average, for $10.25 per ton, we are accustomed to rigorous cost management throughout economic cycles. Small savings per ton add up to significant cost reductions. We are able to reduce or expand production and adjust employment levels to meet challenging market demands without jeopardizing our ability to take advantage of future increased demand.

Our knowledgeable and experienced workforce and our flexible production capabilities have allowed us to manage costs aggressively during the recession. In addition to cost reduction steps taken in previous years, in 2011 we made additional reductions in our workforce, adjusted plant operating hours and divested operations in non-strategic markets. These steps did not impact our ability to maintain and, in some cases, improve our per-ton margins. As a result, our cash earnings for each ton of aggregates sold in 2011 was 24% higher than at the peak of demand in 2005.

5. EFFECTIVE LAND MANAGEMENT

We believe that effective land management is both a business strategy and a social responsibility that contributes to our success. Good stewardship requires the careful use of existing resources as well as long-term planning because mining, ultimately, is an interim use of the land. Therefore, we strive to achieve a balance between the value we create through our mining activities and the value we create through effective post-mining land management. We continue to expand our thinking and focus our actions on wise decisions regarding the life cycle management of the land we currently hold and will hold in the future.

PRODUCT LINES

We have four reporting segments organized around our principal product lines:

▪	aggregates

▪	concrete

▪	asphalt mix

▪	cement

1. AGGREGATES

A number of factors affect the U.S. aggregates industry and our business including markets, reserves and demand cycles.

▪	LOCAL MARKETS: Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available high quality aggregates. We serve these markets from inland quarries — shipping by barge and rail — and from our quarry on

Part I	7

Mexico’s Yucatan Peninsula. We transport aggregates from Mexico to the U.S. principally on our three Panamax-class, self-unloading ships.

▪	DIVERSE MARKETS: Large quantities of aggregates are used in virtually all types of public- and private-sector construction projects such as highways, airports, water and sewer systems, industrial manufacturing facilities, residential and nonresidential buildings. Aggregates also are used widely as railroad track ballast.

▪	LOCATION AND QUALITY OF RESERVES: We currently have 15.0 billion tons of permitted and proven or probable aggregates reserves. The bulk of these reserves are located in areas where we expect greater than average rates of growth in population, jobs and households, which require new infrastructure, housing, offices, schools and other development. Such growth requires aggregates for construction. Zoning and permitting regulations in some markets have made it increasingly difficult for the aggregates industry to expand existing quarries or to develop new quarries. These restrictions could curtail expansion in certain areas, but they also could increase the value of our reserves at existing locations.

▪	DEMAND CYCLES: Long-term growth in demand for aggregates is largely driven by growth in population, jobs and households. While short- and medium-term demand for aggregates fluctuates with economic cycles, declines have historically been followed by strong recoveries, with each peak establishing a new historical high. In comparison to all other recent demand cycles, the current downturn has been unusually steep and long, making it difficult to predict the timing or strength of future recovery.

Highway construction is the most aggregates-intensive form of construction and residential construction is the least intensive (see table below) relative to a dollar of construction spending. A dollar spent for highway construction is estimated to consume seven times the quantity of aggregates consumed by a dollar spent for residential construction. Other non-highway infrastructure markets like airports, sewer and waste disposal, or water supply plants and utilities also require large quantities of aggregates in their foundations and structures. These types of infrastructure-related construction can be four times more aggregates-intensive than residential construction. Generally, nonresidential buildings require two to three times as much aggregates per dollar of spending as a new home with most of the aggregates used in the foundations, building structure and parking lots.

U.S. AGGREGATES DEMAND BY END-MARKET

Part I	8

In addition, the following factors influence the aggregates market:

▪	HIGHLY FRAGMENTED INDUSTRY: The U.S. aggregates industry is composed of over 5,000 companies that manage almost 10,000 operations. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.

▪	RELATIVELY STABLE DEMAND FROM THE PUBLIC SECTOR: Publicly funded construction activity has historically been more stable than privately funded construction. Public construction also has been considerably less cyclical than private construction and generally requires more aggregates per dollar of construction spending. Private construction (primarily residential and nonresidential buildings) typically is more affected by general economic cycles than public construction. Publicly funded projects (particularly highways, roads and bridges) tend to receive more consistent levels of funding throughout economic cycles.

▪	LIMITED PRODUCT SUBSTITUTION: With few exceptions, there are no practical substitutes for quality aggregates. In urban locations, recycled concrete has limited applications as a lower-cost alternative to virgin aggregates. However, many types of construction projects cannot be served by recycled concrete but require the use of virgin aggregates to meet specifications and performance-based criteria for durability, strength and other qualities.

▪	WIDELY USED IN DOWNSTREAM PRODUCTS: In the production process, aggregates are processed for specific applications or uses. Two products that use aggregates as a raw material are asphalt mix and ready-mixed concrete. By weight, aggregates comprise approximately 95% of asphalt mix and 78% of ready-mixed concrete.

▪	FLEXIBLE PRODUCTION CAPABILITIES: The production of aggregates is a mechanical process in which stone is crushed and, through a series of screens, separated into various sizes depending on how it will be used. Aggregates plants do not require high start-up costs and typically have lower fixed costs than continuous process manufacturing operations. Production capacity can be flexible by adjusting operating hours to meet changing market demand.

▪	NO RAW MATERIAL INPUTS: Unlike typical industrial manufacturing industries, the aggregates industry does not require the input of raw material beyond owned or leased aggregates reserves. Stone, sand and gravel are naturally occurring resources. However, production does require the use of explosives, hydrocarbon fuels and electric power.

OUR MARKETS

We focus on the U.S. markets with the greatest expected population growth and where construction is expected to expand. Because transportation is a significant part of the delivered cost of aggregates, our facilities are typically located in the markets they serve or with access to economical transportation to their markets. We serve both the public and the private sectors.

PUBLIC SECTOR

Public sector construction includes spending by federal, state, and local governments for highways, bridges and airports as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2011, publicly funded construction accounted for approximately 55% of our total aggregates shipments.

PUBLIC SECTOR FUNDING: Generally, public sector construction spending is more stable than private sector construction because public sector spending is less sensitive to interest rates and has historically been supported by multi-year legislation and programs. For example, the federal transportation bill is a principal source of funding for public infrastructure and transportation projects. For over two decades, a portion of transportation projects have been funded through a series of multi-year bills. The long-term aspect of these bills is critical because it provides state departments of transportation with the ability to plan and execute long-term and complex highway projects. Federal highway spending is governed by multi-year authorization bills and annual budget appropriations using funds largely from the Federal Highway Trust Fund. This trust receives funding from taxes on gasoline and other levies. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. In 2011, approximately 31% of our aggregates sales by volume were used in highway construction projects.

Part I	9

CHANGES IN MULTI-YEAR FUNDING: The most recent federal transportation bill, known as SAFETEA-LU, expired on September 30, 2009. Congress has yet to pass a replacement bill. As a result, funds for highway construction have been provided by a series of short-term authorized extensions; the most recent will expire on March 31, 2012. Even with the many budget cuts proposed and made by Congress, in 2011 highway funding levels remained essentially even with Fiscal Year 2010 levels of more than $41 billion annually. In addition, Congress passed its 2012 appropriations bill for highway funding essentially in line with 2011 levels. The Senate and House began floor action on new transportation reauthorization bills the week of February 14, 2012 and are to resume debate following the President’s Day recess.

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

FEDERAL STIMULUS IMPACT: The American Recovery and Reinvestment Act of 2009 (the Stimulus or ARRA) was signed into law on February 17, 2009 to create jobs and restore economic growth through, among other things, the modernization of America’s infrastructure and improving its energy resources. Included in the $787 billion of economic stimulus funding was $50 to $60 billion of heavy construction, including $27.5 billion for highways and bridges. In Vulcan-served states there are approximately $2.8 billion of Stimulus funds remaining to be spent for road construction in 2012 and beyond.

PRIVATE SECTOR

The private sector market includes both nonresidential buildings and residential construction and is more cyclical than public construction. In 2011, privately-funded construction accounted for approximately 45% of our total aggregates shipments.

NONRESIDENTIAL CONSTRUCTION: Private nonresidential construction includes a wide array of projects. Such projects generally are more aggregates intensive than residential construction, but less aggregates intensive than public construction. Overall demand in private nonresidential construction is generally driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The growth of the private workforce creates demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, churches and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply parts and assemblies. Construction activity in this end market is influenced by a firm’s ability to finance a project and the cost of such financing.

Consistent with past cycles of private sector construction, private nonresidential construction activity remained strong after residential construction peaked in 2006. However, in late 2007, contract awards for nonresidential buildings peaked. In 2008, contract awards in the U.S. declined 24% from the prior year and in 2009 fell sharply, declining 56% from 2008 levels. However, after bottoming in 2010, trailing twelve-month contract awards for private nonresidential buildings began to improve in 2011, ending the year up 10% from 2010 levels. This year-over-year increase was attributable to continued strength throughout the year in manufacturing as well as second-half growth in contract awards for stores and office buildings, up 18% and 15%, respectively, at December 31, 2011. Contract awards are a leading indicator of future construction activity and a continuation of the recent trend in awards should translate to growth in demand for aggregates. Employment growth, more attractive lending standards and general recovery in the economy will help drive continued growth in construction activity in this end market.

RESIDENTIAL CONSTRUCTION: The majority of residential construction is for single-family houses with the remainder consisting of multi-family construction (i.e., two family houses, apartment buildings and condominiums). Public housing comprises only a small portion of housing demand. Household formations in Vulcan’s markets have grown faster than household formations in the U.S. as a whole in the past decade. During that time, household growth was 13% in our markets compared to 8% in the remainder of the United States. Construction activity in this end market is influenced by the cost and availability of mortgage financing. Demand for our products generally occurs early in the infrastructure phase of residential construction and later as part of driveways or parking lots.

Part I	10

U.S. housing starts, as measured by McGraw-Hill data, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 600,000 units, well below prior historical lows of approximately 1 million units annually.

PRIVATE CONSTRUCTION ACTIVITY COMPARISON

(Year-over-Year Percent Change in Trailing Twelve Month Contract Awards)

In 2011, total U.S. housing starts increased 1% from the prior year due to a 25% increase in multi-family starts. While these results don’t necessarily indicate a sustained recovery in residential construction, the modest improvement in construction activity is encouraging. Lower home prices, attractive mortgage interest rates and fewer existing homes for sale provide some optimism for single-family housing construction in 2012 and beyond, albeit from low levels.

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

Our Brooksville, Florida calcium plant produces calcium products for the animal feed, paint, plastics, water treatment and joint compound industries. This facility is supplied with high quality calcium carbonate material mined at the Brooksville quarry.

Part I	11

OUR COMPETITIVE ADVANTAGE

We are the largest producer of construction aggregates in the United States. The aggregates market is highly fragmented with many small, independent producers. Therefore, depending on the market, we may compete with large international, national or regional firms as well as relatively small local producers. Because construction aggregates are expensive to transport relative to their value, markets generally are local in nature. Thus, the cost to deliver product to the location where it is used is an important competitive factor.

We serve many metropolitan areas that demographers expect will experience the largest absolute growth in population in the future. A market often consists of a single metropolitan area or one or more counties where transportation from the producing location to the customer is by truck only. Approximately 80% of our total aggregates shipments are delivered exclusively by truck, and another 13% are delivered by truck after reaching a sales yard. Sales yards and other distribution facilities located on waterways and rail lines allow us to reach markets that do not have locally available sources of aggregates.

Zoning and permitting regulations in many metropolitan markets have made it increasingly difficult to expand existing quarries or to develop new quarries. However, such regulations, while potentially curtailing expansion in certain areas, could also increase the value of our reserves at existing locations.

We sell a relatively small amount of construction aggregates outside of the United States, principally in the areas surrounding our large quarry on the Yucatan Peninsula in Mexico. Nondomestic sales and long-lived assets outside the United States are reported in Note 15 “Segment Reporting” in Item 8 “Financial Statements and Supplementary Data.”

2. CONCRETE

We produce and sell ready-mixed concrete in California, Florida, Georgia, Maryland, Texas, Virginia and the District of Columbia. Additionally, we produce and sell, in a limited number of these markets, other concrete products such as block and pre-cast beams. We also resell purchased building materials for use with ready-mixed concrete and concrete block.

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

3. ASPHALT MIX

We produce and sell asphalt mix in Arizona, California, and Texas. This segment relies on our reserves of aggregates, functioning essentially as a customer to our aggregates operations. Aggregates are a major component in asphalt mix, comprising approximately 95% by weight of this product. We meet the aggregates requirements for our Asphalt Mix segment almost wholly through our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material required.

Because asphalt mix hardens rapidly, delivery typically is within close proximity to the producing facility. The asphalt production process requires liquid asphalt cement, which we purchase entirely from third-party producers. We serve our Asphalt Mix segment customers from our local production facilities.

Part I	12

4. CEMENT

Our Newberry, Florida cement plant produces Portland and masonry cement that we sell in both bulk and bags to the concrete products industry. Our Tampa, Florida distribution facility can import and export cement and slag. Some of the imported cement is resold, and the balance of the cement is blended, bagged, or reprocessed into specialty cements that we then sell. The slag is ground and sold in blended or unblended form.

The Cement segment’s largest single customer is our own ready-mixed concrete operations within the Concrete segment.

An expansion of production capacity at our Newberry, Florida cement plant was completed in 2010. Total annual production capacity is now at 1.6 million tons per year. This plant is supplied by limestone mined at the facility. These limestone reserves total 191.0 million tons.

OTHER BUSINESS-RELATED ITEMS

SEASONALITY AND CYCLICAL NATURE OF OUR BUSINESS

Almost all of our products are produced and consumed outdoors. Seasonal changes and other weather-related conditions can affect the production and sales volumes of our products. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the year. Normally, the highest sales and earnings are in the third quarter and the lowest are in the first quarter because of winter weather in the first quarter. Furthermore, our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, primarily in the private sector. The levels of construction spending are affected by changing interest rates and demographic and population fluctuations.

CUSTOMERS

No material part of our business is dependent upon any customers whose loss would have an adverse effect on our business. In 2011, our top five customers accounted for 4.7% of our total revenues (excluding internal sales), and no single customer accounted for more than 1.3% of our total revenues. Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, our business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

RESEARCH AND DEVELOPMENT COSTS

We conduct research and development and technical service activities directed toward new and more efficient uses of our products and support customers in pursuing the most efficient use of our products. We spent $1.1 million in 2011, $1.6 million in 2010 and $1.5 million in 2009 on research and development activities.

Part I	13

ENVIRONMENTAL COSTS AND GOVERNMENTAL REGULATION

Our operations are subject to numerous federal, state and local laws and regulations relating to the protection of the environment and worker health and safety; examples include regulation of facility air emissions and water discharges, waste management, protection of wetlands, listed and threatened species, noise and dust exposure control for workers, and safety regulations under both NSHA and OHSA. Compliance with these various regulations requires a substantial capital investment, and ongoing expenditures for the operation and maintenance of systems and implementation of programs. We estimate that capital expenditures for environmental control facilities in 2012 and 2013 will be approximately $9.2 million and $11.6 million, respectively. These anticipated expenditures are not expected to have any material impact on our earnings or competitive position.

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

OTHER INFORMATION REGARDING VULCAN

Vulcan is a New Jersey corporation incorporated on February 14, 2007, but its predecessor company was incorporated on September 27, 1956. Our principal sources of energy are electricity, diesel fuel, natural gas and coal. We do not anticipate any difficulty in obtaining sources of energy required for operation of any of our reporting segments (i.e., Aggregates, Concrete, Asphalt Mix and Cement).

As of January 1, 2012, we employed 7,124 people in the U.S. Of these employees, 626 are represented by labor unions. As of that date, we also employed 294 people in Mexico, 226 of which are hourly employees represented by a labor union. We do not anticipate any significant issues with any such unions in 2012.

We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding our business.

Part I	14

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions and ages, as of February 20, 2012, of our executive officers are as follows:

Name	Position	Age

Donald M. James	Chairman and Chief Executive Officer	63

Daniel F. Sansone	Executive Vice President and Chief Financial Officer	59

Danny R. Shepherd	Executive Vice President, Construction Materials	60

John R. McPherson	Senior Vice President, Strategy and Business Development	43

Robert A. Wason IV	Senior Vice President and General Counsel	60

J. Wayne Houston	Senior Vice President, Human Resources	62

Ejaz A. Khan	Vice President, Controller and Chief Information Officer	54

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

Danny R. Shepherd was elected Executive Vice President, Construction Materials effective as of February 1, 2011. From February 2007 through January 2011, he served as Senior Vice President, Construction Materials-East.

John R. McPherson was elected Senior Vice President, Strategy and Business Development effective October 10, 2011. Before that Mr. McPherson was a senior partner at McKinsey & Company, a global management consulting firm. Mr. McPherson joined McKinsey in 1995.

Robert A. Wason IV was elected Senior Vice President and General Counsel in September 2008. Prior to that, he served as Senior Vice President, Corporate Development from December 1998.

J. Wayne Houston was elected Senior Vice President, Human Resources in February 2004.

Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed Chief Information Officer in February 2000.

Part I	15

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Materials and Services Sector of the Wilshire 5000 Index (Wilshire 5000 M&S) from December 31, 2006 to December 31, 2011. The Wilshire 5000 M&S is a market capitalization weighted sector containing public equities of firms in the Materials and Services sector, which includes our company and approximately 1,200 other companies.

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

Part I	16

Our Board of Directors has also adopted:

▪	Corporate Governance Guidelines

▪	Charters for its Audit, Compensation and Governance Committees

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

RISKS RELATING TO THE UNSOLICITED EXCHANGE OFFER

Martin Marietta’s unsolicited exchange offer and proxy contest may require us to incur significant additional costs and otherwise cause disruption to our business — On December 12, 2011, Martin Marietta commenced an unsolicited exchange offer for all outstanding shares of our common stock at a fixed exchange ratio of 0.50 shares of Martin Marietta common stock for each Vulcan common share and indicated its intention to nominate a slate of directors to our Board. After careful consideration, including a thorough review of the offer with its financial and legal advisors, our Board unanimously determined that Martin Marietta’s offer is inadequate, substantially undervalues Vulcan, and is not in the best interests of Vulcan and its shareholders.

In response to Martin Marietta’s actions, we have incurred and will continue to incur, substantial legal, investment banking and other professional fees, and may incur significant additional costs, as well as experience a disruption to, and distraction in, our business and operations, which could adversely affect our business and results of operations. Additionally, as a consequence of the uncertainty generated by Martin Marietta’s actions as to the future direction of our company, our employees may pursue other employment opportunities or suffer from reduced morale, and our ability to attract and retain key personnel and business partners and realize potential business opportunities may be harmed. If key employees leave as a result of Martin Marietta’s actions or have their morale adversely affected, or if we are unable to attract or retain qualified personnel and business partners or realize potential business opportunities, our business and results of operations would be negatively affected.

Moreover, if a takeover were to be consummated and our company’s credit ratings were to be downgraded, a change-in-control under certain of our company’s indebtedness agreements may result and require some of our indebtedness to be repurchased or result in its acceleration.

In addition, Martin Marietta’s actions, including its unsolicited offer, could cause our company’s stock price to fluctuate significantly.

FINANCIAL/ACCOUNTING RISKS

Continued slow economic recovery in the construction industry may result in an impairment of our goodwill — We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not identified any events or changes in circumstances since our annual impairment test on November 1, 2011 that indicate the fair value of any of our reporting units is below its carrying value, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A significant decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill that would reduce equity and

Part I	17

result in an increase in our total debt as a percentage of total capital (42.6% as of December 31, 2011). The indenture governing our notes contains a covenant limiting our total debt as a percentage of total capital to 65%. We believe that it is highly unlikely that any potential write-down in goodwill would result in a violation of this covenant.

We incurred additional debt to finance the Florida Rock merger which significantly increased our interest expense, financial leverage and debt service requirements — We incurred considerable short-term and long-term debt to finance the Florida Rock merger. This debt, which significantly increased our leverage, has been a significant factor in downgrades in our credit ratings.

Our cash flow is reduced by payments of principal and interest on this debt. Our debt instruments contain various financial and contractual restrictions (or covenants). If we fail to comply with any of these covenants, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. An event of default under our debt instruments also could significantly affect our ability to obtain additional or alternative financing.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Difficult and volatile conditions in the credit markets could negatively affect our financial position, results of operations and cash flows — The current economic environment has negatively affected the U.S. economy and demand for our products. Commercial and residential construction may continue to decline if companies and consumers are unable to finance construction projects or if the economic slowdown continues to cause delays or cancellations of capital projects.

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

Our new regional alignment and restructuring of our accounting and certain administrative functions may not yield the anticipated efficiencies and may result in a loss of key personnel — In December 2011, we announced a major change in the structure of our business, going from eight geographical divisions to four regions. We have taken steps to consolidate the operations, sales, finance, human resources, engineering and geologic services functions. This consolidation is expected to reduce the cost of overhead support functions going forward. However, the cost of such consolidation, which includes severance, relocation and other costs could exceed our estimates. The administrative efficiencies which we believe will result from the consolidation may not be realized to the extent anticipated thereby reducing the operating income benefit. Additionally, key personnel may decide not to relocate and employees affected by the consolidation may leave us prior to completing the transition efforts, which may slow the restructuring process and increase its cost.

Our recently announced earnings growth initiatives, including a Profit Enhancement Plan and Planned Asset Sales, may not be able to be realized to the desired degree or within the desired time period, and therefore the results of these initiative may differ materially from those anticipated — In February 2012, we announced a two-part initiative to accelerate earnings growth and improve our credit profile. This initiative includes a plan to reduce costs and other earnings enhancements for a $100 million earnings effect over the next 18 months. We also announced a plan to sell certain assets over the next 12 to 18 months for net after-tax proceeds of $500 million. These anticipated results are subject to a number of execution risks that could result in actual results that are much lower than the anticipated results. Additionally, even if the results are achieved, it could take longer than the announced timeframe before such results may be realized.

Our industry is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are highly sensitive to changes in volume — Due to the high levels of fixed capital required for extracting and producing construction aggregates, both our dollar profits and our percentage of net sales (margin) could be negatively affected by decreases in volume.

Part I	18

We use estimates in accounting for a number of significant items. Changes in our estimates could adversely affect our future financial results — As discussed more fully in “Critical Accounting Policies” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we use significant judgment in accounting for:

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

Above average number of foreclosures, low housing starts and general weakness in the housing market could continue to negatively affect demand for our products — In most of our markets, particularly Florida and California, sales volumes have been negatively impacted by foreclosures and a significant decline in residential construction. Our sales volumes and earnings could continue to be depressed and negatively impacted by this segment of the market until the recovery in residential construction improves.

Lack of a multi-year federal highway bill and changes to the funding mechanism for highway funding could cause states to spend less on roads which may negatively impact our revenues — The last multi-year federal transportation bill, known as SAFETEA-LU, expired on September 30, 2009. Since that time, funding for transportation projects, including highways, has been provided by a series of continuing resolutions. The current continuing resolution expires on March 31, 2012. Additionally, in January 2011 the U.S. House of Representatives passed a new rules package that repealed a longstanding point of order that had protected annual authorized highway funding levels from amendments that could subsequently reduce such authorized levels. The rule change could potentially result in an authorized level of funding being subsequently reduced at some point in the legislative process. Both the lack of a multi-year bill and the change in the funding mechanism increases the uncertainty regarding funds for highway projects. This uncertainty could result in state departments of transportation failing to undertake large multi-year highway projects which could, in turn, negatively affect our sales.

Changes in legal requirements and governmental policies concerning zoning, land use, environmental and other areas of the law may result in additional liabilities, a reduction in operating hours and additional capital expenditures — Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite our compliance efforts, we have an inherent risk of liability in the operation of our business. These potential liabilities could have an adverse impact on our operations and profitability. In addition, our operations are subject to environmental, zoning and land use requirements and require numerous governmental approvals and permits, which often require us to make significant capital and maintenance and operating expenditures to comply with the applicable requirements. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.

Part I	19

Climate change and climate change legislation or regulations may adversely impact our business — A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The Environmental Protection Agency (EPA) promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas emissions permitting rule, referred to as the “Tailoring Rule,” which requires permitting of large emitters of greenhouse gases under the Federal Clean Air Act. We have determined that our Newbery cement plant is subject to both the reporting rule and the permitting rule, although the impacts of the permitting rule are uncertain at this time. The first required greenhouse gas emissions report for the Newberry cement plant was submitted to the EPA on March 31, 2011.

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

GROWTH AND COMPETITIVE RISKS

Within our local markets, we operate in a highly competitive industry which may negatively impact prices, volumes and costs — The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we also compete against large private and public companies, some of which are more vertically integrated than we are. Therefore, there is intense competition in a number of markets in which we operate. This significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our earnings and cash flows. In certain markets, vertically integrated competitors have acquired a portion of our asphalt mix and ready-mixed concrete customers and this trend may accelerate.

Our long-term success depends upon securing and permitting aggregates reserves in strategically located areas. If we are unable to secure and permit such reserves it could negatively affect our earnings in the future — Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be very localized around our quarry sites and are served by truck. New quarry sites often take a number of years to develop, therefore our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to secure operating and environmental permits to operate at those sites.

Our future growth depends in part on acquiring other businesses in our industry and successfully integrating them with our existing operations. If we are unable to successfully integrate acquisitions, it could lead to higher costs and could negatively affect our earnings — The expansion of our business is dependent in part on the acquisition of existing businesses that own or control aggregates reserves. Disruptions in the availability of financing could make it more difficult to capitalize on potential acquisitions. Additionally, with regard to the acquisitions we are able to complete, our future results will be dependent in part on our ability to successfully integrate these businesses with our existing operations.

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

Part I	20

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

OTHER RISKS

Weather can materially affect our operating results — Almost all of our products are consumed outdoors in the public or private construction industry, and our production and distribution facilities are located outdoors. Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand because their work also can be hampered by weather. Therefore, our financial results can be negatively affected by inclement weather.

Our products are transported by truck, rail, barge or ship, often by third-party providers. Significant delays or increased costs affecting these transportation methods could materially affect our operations and earnings — Our products are distributed either by truck to local markets or by rail, barge or oceangoing vessel to remote markets. The costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Additionally, inclement weather, including hurricanes, tornadoes and other weather events, can negatively impact our distribution network.

We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential supply constraints and significant price fluctuation, which could affect our operating results and profitability — In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could materially affect our operating results from period to period and rising costs could erode our profitability.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty — We are involved in several complex litigation proceedings, some arising from our previous ownership and operation of our Chemicals business. Although we divested our Chemicals business in June 2005, we retained certain liabilities related to the business. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of a loss contingency, and could result in an adverse effect on our financial position, results of operations or cash flows. For a description of our current significant legal proceedings see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

We are involved in certain environmental matters. We cannot predict the outcome of these contingencies with certainty — We are involved in environmental investigations and cleanups at sites where we operate or have operated in the past or sent materials for recycling or disposal, primarily in connection with our divested Chemicals and Metals businesses. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments related to these matters may affect our assessment and estimates of loss contingency, and could result in an adverse effect on our financial position, results of operations or cash flows. For a description of our current significant environmental matters see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

Part I	21

ITEM 1B

UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Securities and Exchange Commission staff regarding our periodic or current reports under the Exchange Act of 1934 that remain unresolved.

ITEM 2

PROPERTIES

AGGREGATES

As the largest U.S. producer of construction aggregates, we have operating facilities across the U.S. and in Mexico and the Bahamas. We principally serve markets in 19 states, the District of Columbia and the local markets surrounding our operations in Mexico and the Bahamas. Our primary focus is serving states and metropolitan markets in the U.S. that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates.

Our current estimate of 15.0 billion tons of proven and probable aggregates reserves reflects an increase of 0.3 billion tons from the estimate at the end of 2010. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.

Part I	22

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

The 15.0 billion tons of estimated aggregates reserves reported at the end of 2011 include reserves at inactive and greenfield (undeveloped) sites. We reported proven and probable reserves of 14.7 billion tons at the end of 2010 using the same basis. The table below presents, by division, the tons of proven and probable aggregates reserves as of December 31, 2011 and the types of facilities operated.

	Number of Aggregates Operating Facilities[1]
	Reserves (billions of tons)	Stone	Sand and Gravel	Sales Yards

By Division:

Florida Rock	0.5	7	11	7

Mideast	3.7	37	2	23

Midsouth	2.2	43	1	0

Midwest	1.8	14	3	3

Southeast	2.6	34	0	3

Southern & Gulf Coast	2.3	27	1	30

Southwest	0.9	14	1	11

Western	1.0	3	24	2
Total	15.0	179	43	79

    1In addition to the facilities included in the table above, we operate 22 recrushed concrete plants which are not dependent on reserves.

Of the 15.0 billion tons of aggregates reserves, 8.6 billion tons or 58% are located on owned land and 6.4 billion tons or 42% are located on leased land. While some of our leases run until reserves at the leased sites are exhausted, generally our leases have definite expiration dates, which range from 2012 to 2159. Most of our leases have renewal options to extend them well beyond their current terms at our discretion.

Part I	23

The following table lists our ten largest active aggregates facilities based on the total proven and probable reserves at the sites. For 2011, none of our aggregates facilities contributed more than 5% to our net sales.

Location (nearest major metropolitan area)	Reserves (millions of tons)

Playa del Carmen (Cancun), Mexico	650.4

Hanover (Harrisburg), Pennsylvania	558.4

McCook (Chicago), Illinois	438.7

Dekalb (Chicago), Illinois	356.3

Gold Hill (Charlotte), North Carolina	293.3

Macon, Georgia	256.3

Rockingham (Charlotte), North Carolina	255.0

1604 Stone (San Antonio), Texas	229.7

Cabarrus (Charlotte), North Carolina	217.0

Grand Rivers (Paducah), Kentucky	170.6

ASPHALT MIX, CONCRETE AND CEMENT

We also operate a number of other facilities in several of our divisions:

Division:	Asphalt Mix Facilities	Concrete[1] Facilities	Cement[2] Facilities

Florida Rock	0	71	2

Northern Concrete	0	35	0

Southeast	0	13	0

Southwest	9	4	0

Western	27	14	0

  1 Includes ready-mixed concrete, concrete block and other concrete products facilities.

  2 Includes one cement manufacturing facility and a distribution facility.

The asphalt mix and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials. Our Cement segment operates two limestone quarries in Florida which provide our cement production facility with feedstock materials.

Location	Reserves (millions of tons)

Newberry	191.0

Brooksville	6.0

HEADQUARTERS

Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2023, with three five-year renewal periods, and consists of approximately 184,125 square feet. The annual rental cost for the current term of the lease is $3.4 million.

Part I	24

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

In addition, we are involved in a number of legal proceedings related to Martin Marietta’s unsolicited exchange offer.

Delaware Litigation

On December 12, 2011, Martin Marietta commenced litigation in the Delaware Court of Chancery against Vulcan seeking declaratory and injunctive relief. The action is captioned Martin Marietta Materials, Inc. v. Vulcan Materials Co., C.A. No. 7102-CS (Del. Ch.). In its complaint, Martin Marietta asks the court to issue a declaration that the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms between Martin Marietta and Vulcan does not prohibit (1) the exchange offer launched by Martin Marietta on December 12, 2011 or (2) Martin Marietta’s anticipated nomination of five candidates for Vulcan’s board of directors at the 2012 annual meeting. Martin Marietta also seeks an injunction prohibiting Vulcan from prosecuting any action under the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms in any jurisdiction other than Delaware.

On December 20, 2011, Vulcan answered the complaint and asserted counterclaims against Martin Marietta. Vulcan alleged that Martin Marietta violated the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms by using and disclosing confidential material protected by the agreement to launch its exchange offer. On this basis, Vulcan sought (1) a declaration that Martin Marietta is barred from disclosing material received pursuant to the May 3, 2010 letter agreement in connection with its exchange offer, and (2) a decree of specific performance or an injunction prohibiting Martin Marietta from pursuing its exchange offer and requiring Martin Marietta to withdraw the documents it has publicly filed that disclose information covered by the agreement.

In order to ensure efficient and prompt resolution of the contract disputes between Vulcan and Martin Marietta, Vulcan agreed during a conference with the Court to litigate together in the Delaware Court of Chancery its claims under the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms, and its claims then pending in the United States District Court for the Northern District of Alabama (see Alabama Litigation, below) under the May 18, 2010 common interest, joint defense and confidentiality agreement. The Court agreed that swift resolution of all the parties’ contract claims was appropriate, and has scheduled a trial to begin at the end of February 2012.

On January 18, 2012, Vulcan filed with the Court its amended answer and counterclaim, alleging that Martin Marietta violated both the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms and the May 18, 2010 common interest, joint defense, and confidentiality agreement in connection with its exchange offer. To remedy Martin Marietta’s breaches of contract, Vulcan seeks (1) an order enjoining Martin Marietta from pursuing its exchange offer, (2) an order enjoining Martin Marietta from pursuing its proposed proxy contest, and (c) a declaration that Martin Marietta may not disclose any further confidential Vulcan information in order to satisfy the requirements of the federal securities laws or otherwise.

Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to these matters.

Part I	25

New Jersey Litigation

On December 12, 2011, Martin Marietta commenced litigation in the Superior Court of New Jersey’s Chancery Division for Mercer County against Vulcan seeking declaratory and injunctive relief. The action is captioned Martin Marietta Materials, Inc. v. Vulcan Materials Co., No. C-83-11 (N.J. Super. Ct.). In its complaint, Martin Marietta alleges that it has launched an exchange offer and, if the offer is successful, intends to effect a merger between itself and Vulcan. Martin Marietta asks the court to issue declarations that (1) the New Jersey Shareholders Protection Act will not apply to the proposed merger; (2) simple majority approval of the Vulcan shareholders is all that is required under Article VIII of Vulcan’s Certificate of Incorporation with respect to the proposed merger, if either approved by a majority of the continuing directors or the offer price satisfies the price requirements set forth in the charter; (3) Vulcan may not use certain provisions of its bylaws to hinder or frustrate Martin Marietta’s anticipated nomination of five candidates for the board of directors at Vulcan’s 2012 annual meeting; and (4) that Martin Marietta’s December 12, 2011 Registration Statement complies with the requirements of the Securities Act of 1933. In addition, Martin Marietta seeks injunctive orders prohibiting Vulcan from attempting to use the Shareholders Protection Act to bar the proposed merger, from attempting to use Article VIII of its Certificate of Incorporation to require 80% shareholder approval of the proposed merger, and from attempting to use its bylaws to hinder or frustrate Martin Marietta’s anticipated nomination of five candidates for the board of directors at Vulcan’s 2012 annual meeting.

Simultaneous with the filing of its complaint on December 12, 2011, Martin Marietta sought and obtained an order to show cause why expedited discovery should not be permitted. On December 20, 2011, following briefing and argument, the Court directed Vulcan to file its answer and any motion to dismiss the complaint by January 6, 2012, and to respond to Martin Marietta’s request for discovery by January 31, 2012. On January 6, 2012, Vulcan moved to dismiss Counts VI and VII of the complaint, and answered the remaining allegations; the motion to dismiss was subsequently denied without prejudice.

Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to these matters.

Vulcan and its directors believe Martin Marietta’s lawsuit is meritless.

Alabama Litigation

On December 19, 2011, Vulcan commenced litigation in the United States District Court for the Northern District of Alabama, Southern Division seeking declaratory and injunctive relief. The action is captioned Vulcan Materials Company v. Martin Marietta Materials, Inc., CV-11-CO-4248-S (N.D. Ala.). In its complaint, Vulcan alleged that Martin Marietta violated the common interest, joint defense and confidentiality agreement executed by Vulcan, Martin Marietta and their respective outside counsel on May 18, 2010, by misusing and disclosing information protected by the agreement in connection with its exchange offer. Vulcan further alleged that Martin Marietta violated the Securities Exchange Act of 1934 (the “Exchange Act”) by launching its exchange offer while in possession of material nonpublic information it obtained under the common interest, joint defense and confidentiality agreement. On this basis, Vulcan seeks, among other things, (1) an injunction barring Martin Marietta from pursuing an exchange offer formulated in breach of the common interest, joint defense and confidentiality agreement; (2) a declaration that Martin Marietta may not disclose information received pursuant to the common interest, joint defense and confidentiality agreement in support of its exchange offer; (3) an injunction barring Martin Marietta from pursuing its exchange offer in violation of the Exchange Act; and (4) an injunction requiring that Martin Marietta correct certain of the material omissions and misstatements in its public filings, also as required by the Exchange Act.

On January 13, 2012, Vulcan informed the Court that it had agreed to pursue Counts I and II of its complaint, which asserted claims for breach of contract against Martin Marietta under the May 18, 2010 common interest, joint defense, and confidentiality agreement, in the Delaware Litigation. It also informed the Court that because Vulcan and Martin Marietta were proceeding with expedited discovery in the Delaware Litigation and had agreed that evidence produced in that litigation would be deemed produced in the Alabama Litigation, the Court did not need to grant Vulcan’s request for expedited discovery at that time. The Court then denied certain pending motions for consolidation and expedition. On January 18, 2012, Vulcan voluntarily dismissed Counts I and II of its complaint as it intends to pursue such counts in the Delaware Litigation.

Part I	26

Vulcan intends to continue to pursue vigorously its claims arising under the federal securities laws in the United States District Court for the Northern District of Alabama.

Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to these matters.

Shareholder Litigation

Four putative class-action complaints challenging Vulcan’s response to Martin Marietta’s exchange offer have been filed against Vulcan and its directors. Three of these complaints were filed in the United States District Court for the District of New Jersey: City of Southfield Police & Fire Retirement Systems v. Carroll, et al., No. 11-cv-07416 (the “Southfield Action”); Louisiana Municipal Police Employees’ Retirement System v. Carroll, et al., No. 11-cv-7571 (the “Louisiana Municipal Action”); and Stationary Engineers Local 39 Pension Trust Fund v. Carroll, et al., No. 12-cv-00349 (the “Stationary Engineers Action”). The fourth complaint was filed in the United States District Court for the Northern District of Alabama: KBC Asset Management NV v. James, et al., No. 11-cv-04323 (the “KBC Action”).

Each of the above-named putative class-action complaints has been brought on behalf of a putative class of Vulcan shareholders and alleges that the Company’s directors breached their fiduciary duties in connection with their response to the Offer. The complaints filed in the KBC and Stationary Engineers Actions also purport to assert claims derivatively on behalf of Vulcan. All four putative class-action complaints seek, among other things, an injunction barring the named defendants from adopting any defensive measures in connection with the Offer, as well as attorneys’ fees and costs. Plaintiffs in the Southfield and Louisiana Municipal Actions also seek a declaration that neither the New Jersey Shareholders Protection Act nor Article VIII.A of Vulcan’s Charter is applicable to the Offer.

Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to these matters.

Vulcan and its directors believe the lawsuits are meritless.

ITEM 4

MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

Part I	27

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 17, 2012, the number of shareholders of record was 4,728. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2011 and 2010.

	Common Stock Prices		Dividends
	High	Low	Declared

2011
First quarter	$47.18	$39.77	$0.25
Second quarter	46.80	36.51	0.25
Third quarter	39.99	27.44	0.25
Fourth quarter	45.00	25.06	0.01

2010
First quarter	$54.36	$41.80	$0.25
Second quarter	59.90	43.60	0.25
Third quarter	48.04	35.61	0.25
Fourth quarter	48.26	35.40	0.25

The future payment of dividends is within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, debt levels, growth projects, business opportunities and other factors which our Board of Directors deems relevant. We are not a party to any contracts or agreements that currently materially limit our ability to pay dividends.

In October 2011, our Board of Directors declared a quarterly dividend of one cent per share effective with the fourth quarter 2011 payment. This dividend compares with the 25 cents per share quarterly dividend paid in the third quarter of 2011. On February 15, 2012, our Board declared a dividend of one cent per share for the first quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not have any repurchases of stock during the fourth quarter of 2011. We did not have any unregistered sales of equity securities during the fourth quarter of 2011.

Part II	28

ITEM 6

SELECTED FINANCIAL DATA

The selected earnings data, per share data and balance sheet data for each of the five years ended December 31, 2011, set forth below have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

	2011	2010	2009	2008	2007
As of and for the years ended December 31 in millions, except per share data

Net sales	$2,406.9	$2,405.9	$2,543.7	$3,453.1	$3,090.1

Gross profit	$283.9	$300.7	$446.0	$749.7	$950.9

Gross profit as a percentage of net sales	11.8%	12.5%	17.5%	21.7%	30.8%

Earnings (loss) from continuing operations [1]	($75.3)	($102.5)	$18.6	$3.4	$463.1
Earnings (loss) on discontinued operations, net of tax [2]	$4.5	$6.0	$11.7	($2.4)	($12.2)
Net earnings (loss)	($70.8)	($96.5)	$30.3	$0.9	$450.9

Basic earnings (loss) per share
Earnings from continuing operations	($0.58)	($0.80)	$0.16	$0.03	$4.77
Discontinued operations	0.03	0.05	0.09	(0.02)	(0.12)
Basic net earnings (loss) per share	($0.55)	($0.75)	$0.25	$0.01	$4.65
Diluted earnings (loss) per share
Earnings from continuing operations	($0.58)	($0.80)	$0.16	$0.03	$4.66
Discontinued operations	0.03	0.05	0.09	(0.02)	(0.12)
Diluted net earnings (loss) per share	($0.55)	($0.75)	$0.25	$0.01	$4.54

Cash and cash equivalents	$155.8	$47.5	$22.3	$10.2	$34.9

Total assets [3]	$8,229.3	$8,339.5	$8,526.5	$8,909.3	$8,927.4

Working capital [3]	$456.8	$191.4	($138.8)	($793.2)	($1,380.0)

Current maturities and short-term borrowings	$134.8	$290.7	$621.9	$1,394.2	$2,126.7

Long-term debt	$2,680.7	$2,427.5	$2,116.1	$2,153.6	$1,529.8

Equity [3]	$3,791.6	$3,955.8	$4,028.1	$3,529.8	$3,770.8

Cash dividends declared per share	$0.76	$1.00	$1.48	$1.96	$1.84

[1]	Earnings from continuing operations during 2008 include an after tax goodwill impairment charge of $227.6 million, or $2.05 per diluted share, for our Cement segment.

[2]	Discontinued operations include the results from operations attributable to our former Chemicals business.

[3]	As corrected for 2010, 2009 and 2008, see Note 20 "Correction of Prior Period Financial Statement" in Item 8 "Financial Statements and Supplementary Data."

Part II	29

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

FINANCIAL SUMMARY FOR 2011

▪	Aggregates gross profit per ton remained relatively stable due primarily to improved pricing and cost containment through productivity gains in labor and energy efficiency

▪	Gross profit was $2.14 per ton versus $2.17 per ton in 2010

▪	Freight-adjusted aggregates pricing increased 1%

▪	Aggregates shipments decreased 3%

▪	Asphalt mix and ready-mixed concrete pricing increased 8% and 6%, respectively

▪	Unit costs for diesel fuel and liquid asphalt increased 35% and 17%, respectively, reducing pretax earnings $63.0 million, or $0.29 per diluted share

▪	Selling, Administrative and General (SAG) costs were down $37.5 million, or 11%, from the prior year

▪	Net earnings were a loss of $70.8 million, or $0.55 per diluted share, versus a loss of $96.5 million, or $0.75 per diluted share, in 2010

▪	EBITDA was $425.2 million, an increase of $54.6 million, or 15%, from 2010 and includes:

▪	gains totaling $86.1 million from the sale of a business and a legal settlement

▪	charges totaling $15.2 million related to restructuring and costs related to Martin Marietta’s unsolicited exchange offer

▪	Capital spending was $98.9 million, up modestly from $86.3 million in the prior year

KEY DRIVERS OF VALUE CREATION

*	Source: Moody’s Analytics

Part II	30

EARNINGS GROWTH INITIATIVES

In February 2012, our Board of Directors approved a two-part initiative to accelerate earnings growth and improve our credit profile:

▪	A Profit Enhancement Plan that includes cost reductions and other earnings enhancements of $100 million. The run-rate earnings effect is expected to be achieved within the next 18 months as we fully leverage our streamlined management structure and substantially completed ERP and Shared Services platforms. These profit enhancements are in addition to the actions announced in 2011, which produced the $55 million in run-rate overhead savings as cited above.

▪	Planned Asset Sales with net after-tax proceeds of approximately $500 million from the sale of non-core assets over the next 12 to 18 months. The net proceeds of these sales, together with the increased earnings resulting from the Profit Enhancement Plan, will be used to reduce debt and strengthen our balance sheet and credit profile. The intended asset sales are consistent with our strategic focus on building leading aggregates positions in markets with above-average long-term demand growth.

CORRECTION OF PRIOR PERIOD

FINANCIAL STATEMENT

In preparation for an Internal Revenue Service (IRS) exam during 2011, we identified improper deductions and errors in the calculation of taxable income for items primarily associated with the 2007 acquisition of Florida Rock. The errors arose during periods prior to 2009 and are not material to previously issued financial statements. As a result, we did not amend previously filed financial statements but have restated the affected Consolidated Balance Sheet and Consolidated Statements of Equity presented in this Form 10-K. See Note 20 “Correction of Prior Period Financial Statement” in Item 8 “Financial Statements and Supplementary Data” for more details.

STABILIZING MARKETS

For the twelve-month period ending December 31, 2011, contract awards for highway construction, which include federal, state and local road and bridge projects, were down 6% from 2010 in Vulcan-served states. However, contract awards for more aggregates-intensive road-related projects were up 2% over 2010 while bridges were down 18% compared to 2010. We believe this sharp contrast between road and bridge contract award activity is due to the types of projects funded with federal stimulus dollars as well as the increase in spending from regular funding programs by state departments of transportation, which in the absence of a new multi-year federal highway bill are currently more focused on maintaining existing capacity.

Several developments in Congress offer encouragement that federal highway funding is moving in a positive direction. The current six-month funding extension, which was signed into law September 16, 2011, is essentially in line with 2011 funding levels. Notably, leaders in Congress in both parties have been working to maintain highway funding at or very near current levels at a time of dramatic proposed or actual cuts in many other areas of the federal budget. The first three appropriations bills of fiscal year 2012 included appropriations for highways at more than $41 billion, consistent with the last two fiscal year funding levels. With respect to the reauthorization of the multi-year surface transportation bill, both Senate and House leaders have stated their intention to move a highway bill in 2012, and began floor debate on bills in the House and Senate the week of February 14, 2012.

Private construction in the U.S. has remained at low levels with some indications of improvement in certain categories. Single-family housing starts remain at historically low levels. Multi-family housing starts, on the other hand, have increased sharply since late last year. Private nonresidential construction has also remained at low levels; however, trailing twelve-month contract awards are up across the U.S. for the fourth quarter in a row. The growth in contract awards in the manufacturing sector has remained strong since late 2010, and awards for new projects in the categories of retail and office buildings have increased modestly for the third consecutive quarter.

Part II	31

UNSOLICITED EXCHANGE OFFER

In December 2011, Martin Marietta commenced an unsolicited exchange offer for all outstanding shares of our common stock at a fixed exchange ratio of 0.50 shares of Martin Marietta common stock for each Vulcan common share and indicated its intention to nominate a slate of directors to our Board. After careful consideration, including a thorough review of the offer with its financial and legal advisors, our Board unanimously determined that Martin Marietta’s offer is inadequate, substantially undervalues Vulcan, and is not in the best interests of Vulcan and its shareholders.

More information regarding our Board’s recommendation and rationale can be found in the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission at www.sec.gov.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Generally Accepted Accounting Principles (GAAP) does not define “free cash flow” and “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).” Thus, they should not be considered as an alternative to net cash provided by operating activities or any other liquidity or earnings measure defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses, and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company’s ability to incur and service debt. We use free cash flow, EBITDA and other such measures to assess the operating performance of our various business units and the consolidated company. We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

FREE CASH FLOW

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	$000,0000	$000,0000	$000,0000
in millions	2011	2010	2009
Net cash provided by operating activities	$169.0	$202.7	$453.0
Purchases of property, plant & equipment	(98.9)	(86.3)	(109.7)
Free cash flow	$70.1	$116.4	$343.3

EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	$000,0000	$000,0000	$000,0000
in millions	2011	2010	2009
Net cash provided by operating activities	$169.0	$202.7	$453.0
Changes in operating assets and liabilities before initial effects of business acquisitions and dispositions	11.9	(20.0)	(90.3)
Other net operating items using cash	110.0	102.9	62.2
Earnings on discontinued operations, net of taxes	(4.5)	(6.0)	(11.7)
Benefit from income taxes	(78.5)	(89.7)	(37.8)
Interest expense, net	217.3	180.7	173.0
EBITDA	$425.2	$370.6	$548.4

	$000,0000	$000,0000	$000,0000
in millions	2011	2010	2009
Net earnings (loss)	($70.8)	($96.5)	$30.3
Benefit from income taxes	(78.5)	(89.7)	(37.8)
Interest expense, net	217.3	180.7	173.0
Earnings on discontinued operations, net of taxes	(4.5)	(6.0)	(11.7)
Depreciation, depletion, accretion and amortization	361.7	382.1	394.6
EBITDA	$425.2	$370.6	$548.4

Part II	32

RESULTS OF OPERATIONS

Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table shows net earnings in relationship to net sales, cost of goods sold, operating earnings and EBITDA.

CONSOLIDATED OPERATING RESULTS

For the years ended December 31 in millions, except per share data	2011	2010	2009

Net sales	$2,406.9	$2,405.9	$2,543.7
Cost of goods sold	2,123.0	2,105.2	2,097.7
Gross profit	$283.9	$300.7	$446.0

Operating earnings (loss)	$63.4	($14.5)	$148.5

Loss from continuing operations before income taxes	($153.7)	($192.2)	($19.2)

Earnings (loss) from continuing operations	($75.3)	($102.5)	$18.6
Earnings on discontinued operations, net of income taxes	4.5	6.0	11.7
Net earnings (loss)	($70.8)	($96.5)	$30.3

Basic earnings (loss) per share
Continuing operations	($0.58)	($0.80)	$0.16
Discontinued operations	0.03	0.05	0.09
Basic net earnings (loss) per share	($0.55)	($0.75)	$0.25

Diluted earnings (loss) per share
Continuing operations	($0.58)	($0.80)	$0.16
Discontinued operations	0.03	0.05	0.09
Diluted net earnings (loss) per share	($0.55)	($0.75)	$0.25

EBITDA	$425.2	$370.6	$548.4

OPERATING LEVERAGE EMBEDDED IN OUR BUSINESS

The EBITDA rebound in 2011 demonstrated the operating leverage embedded in our business as demand recovers. We expect this momentum to continue in 2012 due primarily to the continuation of a stable demand environment, continued improvement in pricing and our continued focus on:

▪	reducing overhead costs through streamlined management structure

▪	reducing debt

▪	improving our liquidity position and earnings through divestitures of non-strategic assets or other strategic alternatives

Since 2007, we have invested $61.7 million in expense and capital to implement our new ERP and Shared Services platforms. We initiated the project to create a common platform for all systems that support our business, and have completed all of the major milestones for the project since then. These platforms are helping to streamline processes enterprise-wide and standardize administrative and support functions while providing enhanced flexibility to monitor and control costs.

These new platforms enabled us to consolidate our eight divisions into four regions, streamline our support function, and reduce related positions and overhead costs — resulting in annualized overhead cost savings of over $55 million. As a result of these restructuring initiatives, we incurred $13.0 million of severance and related charges during 2011.

Part II	33

To position Vulcan for significant earnings growth, we remain focused on taking prudent steps to control costs, improve liquidity and continue to adjust our product mix and geographic footprint.

We completed several transactions in 2011 that increased our aggregates reserves positions in key markets while improving earnings and liquidity by exiting certain non-strategic markets. Over the next 12 to 18 months, we plan to sell noncore assets that will generate after-tax net proceeds of approximately $500 million. The intended asset sales are consistent with our strategic focus on building leading aggregates reserve positions in markets with above-average long-term demand growth.

The 2011 results include a $46.4 million recovery from legal settlements reflecting arbitration awards from insurers related to the Illinois Department of Transportation (IDOT) lawsuit settled last year for $40.0 million. In addition to these recovery amounts, the arbitration awards included $3.2 million of current year legal fees and interest.

Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions
	2009	($19.2)	2010	($192.2)
Higher (lower) aggregates earnings due to
Lower volumes		(20.6)		(26.7)
Higher (lower) selling prices		(25.1)		17.6
Higher costs		(27.4)		(4.9)
Higher (lower) concrete earnings		(30.5)		1.6
Lower asphalt mix earnings		(39.7)		(3.7)
Lower cement earnings		(2.0)		(0.7)
Lower (higher) selling, administrative and general expenses [1]		(5.9)		37.5
Higher (lower) gain on sale of property, plant & equipment and businesses		32.2		(11.5)
IDOT - 2010 settlement charge, 2011 insurance recovery of settlement		(40.0)		86.4
Restructuring charges - 2011		0.0		(13.0)
Exchange offer costs - 2011		0.0		(2.2)
Higher interest expense		(6.3)		(39.0)
All other		(7.7)		(2.9)
	2010	($192.2)	2011	($153.7)

[1]	Includes expenses for property donations recorded at fair value for each comparative year, as follows: $0.0 million in 2011, $9.2 million in 2010 and $8.5 million in 2009.

OPERATING RESULTS BY SEGMENT

We present our results of operations by segment at the gross profit level. We have four reporting segments organized around our principal product lines: 1) Aggregates, 2) Concrete, 3) Asphalt Mix and 4) Cement. Management reviews earnings for the product line segments principally at the gross profit level.

1. AGGREGATES

Our year-over-year aggregates shipments declined:

▪	3% in 2011

▪	2% in 2010

▪	26% in 2009

Despite the year-over-year decline, shipments in the second half of 2011 trended upward primarily due to strength in California and the Mid-Atlantic markets. The increases in these markets were due mainly to large infrastructure project work (principally highway construction) and favorable weather.

Part II	34

Our year-over-year freight-adjusted selling price for aggregates:

▪	improved 1% in 2011

▪	declined 2% in 2010

▪	improved 3% in 2009

The average sales price for aggregates increased 1% from the prior year due to improvements across a number of markets, including Florida, Tennessee and Texas and certain markets in California.

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

Aggregates gross profit remained relatively stable due mostly to improved pricing and cost containment through productivity gains in labor and energy efficiency. Labor productivity and energy efficiency, both key operating measures, improved from the prior year and more than offset a 35% increase in the unit cost for diesel fuel.

Part II	35

2. CONCRETE

Our year-over-year ready-mixed concrete shipments declined:

▪	6% in 2011

▪	5% in 2010

▪	32% in 2009

The Concrete segment reported a loss of $43.4 million in 2011 compared to a loss of $45.0 million in 2010. Ready-mixed concrete volumes were down 6% while the average sales price increased 6%, contributing to a 10% improvement in unit materials margin.

CONCRETE REVENUES AND GROSS PROFITS

3. ASPHALT MIX

Our year-over-year asphalt mix shipments:

▪	increased 1% in 2011

▪	declined 3% in 2010

▪	declined 22% in 2009

Asphalt Mix gross profit was $25.6 million in 2011 compared to $29.3 million in 2010 due principally to higher liquid asphalt costs. The average sales price for asphalt mix increased 8% while liquid asphalt costs increased 17%.

ASPHALT MIX REVENUES AND GROSS PROFITS

Part II	36

4. CEMENT

The average unit selling price for cement decreased 7% and volumes were down 5% in 2011 compared to 2010 contributing to the $0.7 million reduction in gross profit.

CEMENT REVENUES AND GROSS PROFITS

SELLING, ADMINISTRATIVE AND

GENERAL EXPENSES

SAG expenses decreased $37.5 million, or 11%, from 2010. This 2011 decrease resulted from lower spending in most major overhead categories, including lower spending for our IT replacement project and the absence of a charge in the current year for property donations. Additionally, the current year expenses included savings from reduced employment levels.

Our comparative company employment levels at year end:

▪	declined 7% in 2011

▪	declined 4% in 2010

▪	declined 11% in 2009

SAG expenses for property donations recorded at fair value were as follows: $0.0 million in 2011, $9.2 million in 2010 and $8.5 million in 2009. The gains from these donations, which are equal to the excess of the fair value over the carrying value, are included in gain on sale of property, plant & equipment and businesses, net in the Consolidated Statements of Comprehensive Income. Excluding the effect of these property donations, SAG expenses decreased $28.3 million in 2011 over 2010 and increased $5.2 million in 2010 over 2009.

Severance charges included in SAG expenses were as follows: 2011 — $4.1 million, 2010 — $6.9 million and 2009 — $7.3 million.

Part II	37

GAIN ON SALE OF PROPERTY, PLANT &

EQUIPMENT AND BUSINESSES, NET

The 2011 gain includes a $39.7 million pretax gain associated with the sale of four non-strategic aggregates facilities and a $0.6 million pretax gain associated with an exchange of assets (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”). The 2010 gain includes a $39.5 million pretax gain associated with the sale of three non-strategic aggregates facilities. The 2009 gain was primarily related to sales and donations of real estate.

INTEREST EXPENSE

The 2011 increase in interest expense resulted primarily from our debt refinancing completed in June. In addition to higher effective interest rates on the new debt, we incurred $26.2 million of charges in connection with our tender offer and debt retirement. These charges resulted from the $18.4 million difference between the purchase price and par value of the notes purchased in the tender offer, $0.7 million in transaction fees and $8.1 million of noncash write-offs of unamortized discounts, deferred financing costs and amounts in accumulated other comprehensive income (AOCI) related to the retired debt.

INCOME TAXES

Our income tax benefit from continuing operations for the years ended December 31 is shown below:

	$000,0000	$000,0000	$000,0000
dollars in millions	2011	2010	2009
Loss from continuing operations before income taxes	($153.7)	($192.2)	($19.2)
Benefit from income taxes	(78.5)	(89.7)	(37.9)
Effective tax rate	51.0%	46.6%	197.0%

The $11.2 million decrease in our 2011 benefit from income taxes is primarily related to the 2011 decreased loss from continuing operations. The $51.8 million increase in our 2010 benefit from income taxes is primarily related to the increased loss from continuing operations. A reconciliation of the federal statutory rate of 35% to our effective tax rates for 2011, 2010 and 2009 is presented in Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

Part II	38

DISCONTINUED OPERATIONS

Pretax earnings from discontinued operations were:

▪	$7.4 million in 2011

▪	$10.0 million in 2010

▪	$19.5 million in 2009

The 2011 pretax earnings includes pretax gains totaling $18.6 million related to the 5CP earn-out and insurance recoveries compared to similar pretax gains totaling $13.9 million in 2010. The 2009 pretax earnings from discontinued operations resulted primarily from settlements with two of our insurers in perchloroethylene lawsuits resulting in pretax gains of $23.5 million. These gains were partially offset by general and product liability costs, including legal defense costs, and environmental remediation costs. For additional information regarding discontinued operations and the 5CP earn-out, see Note 2 “Discontinued Operations” in Item 8 “Financial Statements and Supplementary Data.”

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a bank line of credit and access to the capital markets. Additional financial resources include the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these financial resources are sufficient to fund our future business requirements, including:

▪	cash contractual obligations

▪	capital expenditures

▪	debt service obligations

▪	potential future acquisitions

▪	dividend payments

On October 14, 2011, our Board of Directors declared a quarterly dividend of one cent per share for the fourth quarter of 2011 compared with the 25 cents per share quarterly dividend paid in the third quarter of 2011. On February 15, 2012, our Board declared a dividend of one cent per share for the first quarter of 2012.

We actively manage our capital structure and resources in order to minimize the cost of capital while properly managing financial risk. We seek to meet these objectives by adhering to the following principles:

▪	maintain substantial bank line of credit borrowing capacity

▪	use the bank line of credit only for seasonal working capital requirements and other temporary funding requirements

▪	proactively manage our long-term debt maturity schedule such that repayment/refinancing risk in any single year is low

▪	avoid financial and other covenants that limit our operating and financial flexibility

▪	opportunistically access the capital markets when conditions and terms are favorable

Part II	39

CASH

Included in our cash and cash equivalents balance of $155.8 million is $40.1 million of cash held at one of our foreign subsidiaries. This cash is not available to fund domestic operations unless repatriated. We have no plans to repatriate the cash as the earnings from this subsidiary are indefinitely reinvested. If we distribute the earnings in the form of dividends, the distribution would be subject to U.S. income taxes.

CASH FROM OPERATING ACTIVITIES

Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	$000,00000	$000,00000	$000,00000

in millions	2011	2010	2009

Net earnings (loss)	($70.8)	($96.5)	$30.3
Depreciation, depletion, accretion and amortization	361.7	382.1	394.6
Net gain on sale of property, plant & equipment and businesses	(58.8)	(68.1)	(27.9)
Deferred tax provision	(93.7)	(51.7)	(43.8)
Other operating cash flows, net	30.6	36.9	99.8
Net cash provided by operating activities	$169.0	$202.7	$453.0

2011 VERSUS 2010 — Although net earnings before noncash deductions for depreciation, depletion, accretion and amortization increased to $290.9 million from $285.6 million, net cash provided by operating activities decreased $33.7 million. Operating cash flows were negatively impacted by changes in our working capital accounts which used $25.3 million in cash in 2011 compared to $37.2 million of cash generated in 2010. This increase in cash outflows was partially offset by a decrease in contributions to pension plans from $24.5 million in 2010 to $4.9 million in 2011.

2010 VERSUS 2009 — Lower net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization caused the majority of the $250.3 million decrease in operating cash flows. Cash received associated with gains on sale of property, plant & equipment and businesses is presented as a component of investing activities and accounts for $40.2 million of the $250.3 million year-over-year decrease in operating cash flows.

Part II	40

CASH FROM INVESTING ACTIVITIES

2011 VERSUS 2010 — Net cash used for investing activities of $19.5 million decreased $68.9 million from 2010. Proceeds from the sale of non-strategic businesses increased $23.8 million year-over-year to $74.7 million in 2011. We utilized an asset swap strategy to acquire aggregates facilities in high growth markets while disposing of non-strategic assets. This strategy allowed us to acquire net assets valued at $35.4 million for a cash outlay of $10.5 million. Accordingly, cash used to acquire businesses decreased by $60.0 million compared to 2010. Cash used for the purchase of property, plant & equipment totaled $98.9 million in 2011, compared to $86.3 million in 2010 and $109.7 million in 2009.

2010 VERSUS 2009 — Net cash used for investing activities totaled $88.4 million compared to $80.0 million in 2009, an increase of $8.4 million. The positive cash flows from an increase in proceeds from the sale of non-strategic businesses of $34.9 million and the decrease in cash used for capital projects were more than offset by a $33.6 million increase in payments for businesses acquired and a $33.3 million decrease in the redemption of medium-term investments.

CASH FROM FINANCING ACTIVITIES

2011 VERSUS 2010 — Net cash used for financing activities of $41.3 million decreased $47.8 million from 2010. Increases in financing cash flows were largely due to an increase in cash flows related to debt of $71.5 million. This net positive cash flow variance includes proceeds and payments of short-term and long-term debt, debt issuance costs, cash paid to purchase our own debt at a premium above par value and proceeds from the settlement of interest rate swap agreements. The positive cash flows from debt-related items and the $29.6 million decrease in dividends paid (largely as a result of the dividend reduction in the fourth quarter of 2011) were partially offset by year-over-year decreases in proceeds from the issuance of common stock and the exercise of stock options totaling $53.7 million.

2010 VERSUS 2009 — Net cash used for financing activities totaled $89.1 million, compared to $361.0 million during 2009. During 2010, we reduced total debt by $19.8 million despite a significant year-over-year decline in cash provided by operating activities. In the third quarter of 2009, we reduced our dividend per share to $0.25 from $0.49 declared and paid in the prior two quarters of 2009, resulting in comparative cash savings of $91.9 million during 2010.

Part II	41

DEBT

	$000,00000	$000,00000
dollars in millions	2011	2010
Debt
Current maturities of long-term debt	$134.8	$5.2
Short-term borrowings	0.0	285.5
Long-term debt	2,680.7	2,427.5
Total debt	$2,815.5	$2,718.2
Capital
Total debt	$2,815.5	$2,718.2
Equity	3,791.6	3,955.8
Total capital	$6,607.1	$6,674.0
Weighted-average Interest Rate
Bank line of credit	n/a	0.59%
Long-term debt excluding bank line of credit	7.30%	7.02%
Total Debt as a Percentage of Total Capital	42.6%	40.7%
Total Debt — Percentage of
Floating-rate debt	0.5%	17.9%
Fixed-rate debt	99.5%	82.1%

In June 2011, we issued $1.1 billion of long-term notes in two series, as follows: $500.0 million of 6.50% notes due in 2016 and $600.0 million of 7.50% notes due in 2021. These notes were issued principally to:

▪	repay and terminate our $450.0 million floating-rate term loan due in 2015

▪	fund the purchase through a tender offer of $165.4 million of our outstanding 5.60% notes due in 2012 and $109.6 million of our outstanding 6.30% notes due in 2013

▪	repay $275.0 million outstanding under our bank line of credit

▪	and for general corporate purposes

This debt issuance and retirement transaction lengthens our debt maturity profile and provides financial flexibility to continue investing in our business as the economy recovers.

During the fourth quarter of 2011, we replaced our $1.5 billion bank line of credit that was due to expire on November 16, 2012 with a $600.0 million bank line of credit. We proactively reduced the size of the bank line of credit to match the current and expected needs of the business — the $1.5 billion bank line of credit was established in connection with the acquisition of Florida Rock and the initial borrowings were largely refinanced with other debt instruments.

The $600.0 million bank line of credit expires on December 15, 2016 and is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $600.0 million at any point in time.

Utilization of the borrowing capacity under our bank line of credit as of December 31, 2011:

▪	none was drawn

▪	$63.8 million was used to provide backup for outstanding standby letters of credit

Part II	42

Borrowings under the $600.0 million bank line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings bearing interest at LIBOR plus the margin are made for periods of 1, 2, 3 or 6 months, and may be extended. Borrowings bearing interest at an alternative rate are made on an overnight basis and may be extended each day. Letters of credit issued under the $600.0 million bank line of credit are charged a fee equal to the applicable margin for borrowings. As of December 31, 2011, the applicable margin was 1.75%.

Borrowings under the $600.0 million bank line of credit are classified as long-term debt due to our ability to extend borrowings at the end of each borrowing period. Previously, we classified bank line of credit borrowings as short-term debt based on our intent to pay outstanding borrowings within one year.

As of December 31, 2011, debt maturities for the next five years were as follows:

in millions	Debt Maturities
2012	$134.8
2013	150.6
2014	0.2
2015	150.1
2016	500.1

We expect to retire debt maturities using existing cash, cash generated from operations, by drawing on our bank line of credit, or accessing the capital markets.

DEBT COVENANTS

The $600.0 million bank line of credit contains covenant limitations on liens, indebtedness, guarantees, certain restricted payments, and acquisitions and divestitures, and a minimum fixed charge coverage ratio that is only applicable if utilization exceeds 90% of the lesser of $600.0 million or the borrowing capacity derived from the sum of eligible accounts receivable and inventory.

The indentures governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. Our total debt as a percentage of total capital was 42.6% as of December 31, 2011 compared with 40.7% as of December 31, 2010.

DEBT RATINGS

Our short-term debt rating/outlook as of December 31, 2011 was:

▪	Moody’s — not prime/negative (rating dated September 16, 2011; outlook changed from stable to negative)

In October 2011, Standard and Poor’s withdrew our short-term debt rating/outlook at our request. The rating (B/negative) was deemed unnecessary as we had no outstanding commercial paper and access to the commercial paper market was unavailable at the current credit rating.

Our long-term debt ratings/outlooks as of December 31, 2011 were:

▪	Standard and Poor’s — BB/watch positive (rating dated December 13, 2011; outlook changed from negative to watch positive)

▪	Moody’s — Ba2/negative (rating dated September 16, 2011; downgraded from Ba1/stable)

Subsequent to the December 2011 unsolicited exchange offer from Martin Marietta, Moody’s placed our ratings under review with direction uncertain.

Part II	43

EQUITY

Our common stock outstanding increased 0.7 million shares from January 1, 2011 to December 31, 2011.

	$000,00000	$000,00000	$000,00000
in thousands	2011	2010	2009
Common stock shares at January 1, issued and outstanding	128,570	125,912	110,270
Common Stock Issuances
Public offering	0	0	13,225
Acquisitions	373	0	789
401(k) savings and retirement plan	111	882	1,135
Pension plan contribution	0	1,190	0
Share-based compensation plans	191	586	493
Common stock shares at December 31, issued and outstanding	129,245	128,570	125,912

In 2009, we sold 13.2 million shares of common stock (par value of $1 per share) in a public offering for net proceeds of $520.0 million.

As explained in more detail in Note 13 “Equity” in Item 8 “Financial Statements and Supplementary Data,” common stock issued in connection with business acquisitions were:

▪	2011 — 0.4 million shares

▪	2009 — 0.8 million shares

We periodically sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were:

▪	2011 — issued 0.1 million shares for cash proceeds of $4.7 million

▪	2010 — issued 0.9 million shares for cash proceeds of $41.7 million

▪	2009 — issued 1.1 million shares for cash proceeds of $52.7 million

In 2010, we issued 1.2 million shares of common stock (par value of $1 per share) to our qualified pension plans as explained in Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data.” This transaction increased equity by $53.9 million (common stock $1.2 million and capital in excess of par $52.7 million).

There were no shares held in treasury as of December 31, 2011, 2010 and 2009. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪	results of operations

▪	financial position

▪	liquidity

▪	capital expenditures

▪	capital resources

Part II	44

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

CASH CONTRACTUAL OBLIGATIONS

We expect cash requirements for income taxes of $5.8 million during 2012. Additionally, we have a number of contracts containing commitments or contingent obligations that are not material to our earnings. These contracts are discrete and it is unlikely that the various contingencies contained within the contracts would be triggered by a common event. Excluding future cash requirements for income taxes and these discrete in nature contracts, our obligations to make future contractual payments as of December 31, 2011 are summarized in the table below:

	Note	Payments Due by Year
in millions	Reference	2012	2013-2014	2015-2016	Thereafter	Total
Cash Contractual Obligations
Bank line of credit [1]
Principal payments	Note 6	$0.0	$0.0	$0.0	$0.0	$0.0
Interest payments		0.0	0.0	0.0	0.0	0.0
Long-term debt excluding bank line of credit
Principal payments	Note 6	134.8	150.8	650.3	1,860.5	2,796.4
Interest payments	Note 6	200.3	373.7	358.3	673.6	1,605.9
Operating leases	Note 7	26.8	35.6	26.0	110.7	199.1
Mineral royalties	Note 12	19.6	39.2	29.1	127.1	215.0
Unconditional purchase obligations
Capital	Note 12	3.7	0.0	0.0	0.0	3.7
Noncapital [2]	Note 12	18.9	19.8	7.5	21.3	67.5
Benefit plans [3]	Note 10	4.9	66.6	70.2	44.8	186.5
Total cash contractual obligations [4,5]		$409.0	$685.7	$1,141.4	$2,838.0	$5,074.1

[1]	Bank line of credit represents borrowings under our five-year credit facility which expires December 15, 2016.

[2]	Noncapital unconditional purchase obligations relate primarily to transportation and electrical contracts.

[3]	Payments in "Thereafter" column for benefit plans are for the years 2017-2021.

[4]

The above table excludes discounted asset retirement obligations in the amount of $154.0 million at December 31, 2011, the majority of which have an estimated settlement date beyond 2016 (see Note 17 "Asset Retirement Obligations" in Item 8 "Financial Statements and Supplementary Data").

[5]

The above table excludes unrecognized income tax benefits in the amount of $13.5 million at December 31, 2011, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these uncertain tax positions (for more details, see Note 9 "Income Taxes" in Item 8 "Financial Statements and Supplementary Data").

Part II	45

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

3.  Reclamation costs

4.  Pension and other postretirement benefits

5.  Environmental compliance

6.  Claims and litigation including self-insurance

7.  Income taxes

1. GOODWILL AND

GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2011, goodwill represents 38% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. Thus, an impairment charge could be material to our financial condition and results of operations.

OUR ASSUMPTIONS

We base our fair value estimates on market participant assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results. These conditions could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

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

Part II	46

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

HOW WE DETERMINE CARRYING VALUE AND FAIR VALUE

First, we determine the carrying value of each reporting unit by assigning assets and liabilities, including goodwill, to those units as of the measurement date. Then, we estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and EBITDA multiples of comparable companies. Finally, we consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the implied fair values to our market capitalization.

RESULTS OF OUR IMPAIRMENT TESTS

The results of our annual impairment tests for:

▪	November 1, 2011 indicated that the fair values of one of our reporting units with $1,815.1 million of goodwill exceeded its carrying value by 8%. The fair values of all other reporting units with goodwill substantially exceeded their carrying values (see further discussion below)

▪	November 1, 2010 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values

▪	November 1, 2009 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values

The key assumptions used in the discounted cash flows (DCF) model of the aggregates reporting unit for which the fair value exceeded its carrying value by 8% were growth rates for volume, price and variable costs to produce, capital requirements and the discount rate. Based on our historical experience and macroeconomic forecasts for each of the counties that are served by our operations, we developed projections for volume, price and cost growth rates. Subsequently, projections were revised downwards to reflect assumptions that we believe a market participant, not privy to our internal information, would make based on information available through normal and customary due diligence procedures. Accordingly, the DCF model assumes that over a twenty year projection period volumes, pricing and variable cost grow at inflation-adjusted (real) average annual rates of 4.8%, 0.9% and 0.7%, respectively. Our capital spending assumptions are based on the level of projected volume and our historical experience. For goodwill impairment testing purposes, we utilized a 9.50% discount rate to present value the estimated future cash flows.

The market approach was based on multiples of revenue and EBITDA to enterprise value for comparative public companies. The six data points (derived from the revenue and EBITDA multiples for the past three years, trailing twelve months and analysts’ estimates for next year) were averaged to arrive at the estimated fair value of the reporting unit.

Delays in a sustained recovery in our Gulf Coast markets may result in an impairment of this reporting unit’s goodwill.

Part II	47

For additional information regarding goodwill, see Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

2. IMPAIRMENT OF LONG-LIVED ASSETS

EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2011, net property, plant & equipment represents 42% of total assets, while net other intangible assets represents 8% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. Thus, an impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

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

We test long-lived assets for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, our long-lived asset impairment test is at a significantly lower level than the level at which we test goodwill for impairment. In markets where we do not produce downstream products (e.g. ready-mixed concrete and asphalt mix), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market. Conversely, in vertically integrated markets, the cash flows of our downstream and upstream businesses are not largely independently identifiable as the selling price of the upstream products (aggregates and cement) determines the profitability of the downstream business.

Long-lived asset impairments during 2011 were immaterial and related to property abandonments. During 2010 we recorded a $3.9 million loss on impairment of long-lived assets. The loss on impairment was a result of the challenging construction environment which impacted non-strategic assets across multiple operating segments. There were no long-lived asset impairments during 2009.

For additional information regarding long-lived assets and intangible assets, see Note 4 “Property, Plant & Equipment” and Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

3. RECLAMATION COSTS

Reclamation costs resulting from normal use of long-lived assets are recognized over the period the asset is in use only if there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from normal use under a mineral lease are recognized over the lease term only if there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

Reclamation costs are considered a critical accounting policy because of the significant estimates, assumptions and considerable management judgment used to determine the fair value of the obligation and the significant carrying amount of these obligations ($154.0 million as of December 31, 2011).

HOW WE DETERMINE FAIR VALUE OF THE OBLIGATION

To determine the fair value of the obligation, we estimate the cost for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This cost is then increased for both future estimated inflation and an estimated

Part II	48

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

HOW WE SET OUR ASSUMPTIONS

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2011, the discount rates for our various plans ranged from 4.15% to 5.08%.

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2011, the expected return on plan assets remained consistent with 2010 at 8.0% and was down from 8.25% in 2009.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2011, our projected weighted-average rate of compensation remained 3.50%.

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2011, our assumed rate of increase in the per capita cost of covered healthcare benefits was 7.50% for 2012, decreasing each year until reaching 5.0% in 2017 and remaining level thereafter.

Part II	49

Changes to the assumptions listed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
in millions	Inc (Dec) in Benefit Obligation	Inc (Dec) in Benefit Cost	Inc (Dec) in Benefit Obligation	Inc (Dec) in Benefit Cost
Actuarial Assumptions
Discount rate
Pension	($54.0)	($5.1)	$60.3	$5.6
Other postretirement benefits	(5.1)	(0.2)	5.5	0.3
Expected return on plan assets	not applicable	(3.1)	not applicable	3.1
Rate of compensation increase
(for salary-related plans)	11.3	2.0	(10.4)	(1.8)
Rate of increase in the per capita cost of covered healthcare benefits	6.0	1.1	(5.3)	(0.9)

As of December 31, 2008, our Master Pension Trust had assets invested at Westridge Capital Management, Inc. (WCM) with a reported fair value of $59.2 million. In February 2009, the New York District Court appointed a receiver over WCM due to allegations of fraud and other violations of federal commodities and securities laws by principals of a WCM affiliate. In light of these allegations, we reassessed the fair value of our investments at WCM and recorded a $48.0 million write-down in the estimated fair value of these assets for the year ended December 31, 2008. During 2011, the fair value of assets increased from $630.3 million to $636.6 million due primarily to the recovery of an additional $22.0 million from WCM’s court-appointed receiver. This recovery resulted in the recognition of a $10.8 million return on plan assets (net of the $11.2 million remaining WCM investment). During 2010, WCM receipts included a $6.6 million release from the receiver as a partial distribution and a $15.0 million insurance settlement for the loss.

During 2012, we expect to recognize net periodic pension expense of approximately $37.0 million and net periodic postretirement expense of approximately $11.6 million compared to $25.7 million and $11.7 million, respectively, in 2011. The increase in pension expense is due primarily to the decrease in the discount rate and the change to reflect generational mortality improvement. For the qualified pension plans, the increase in pension expense is also due to lower than expected asset returns in 2011. As a result of our 2010 pension contributions of $72.5 million in March and $1.3 million in July, we do not expect to make any contributions to the funded pension plans during 2012. Assuming actuarial assumptions are realized, existing funding credit balances are sufficient to fund projected minimum required contributions through 2012. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.

For additional information regarding pension and other postretirement benefits, see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data.”

5. ENVIRONMENTAL COMPLIANCE

Our environmental compliance costs include the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs.

HOW WE ACCOUNT FOR ENVIRONMENTAL COSTS

To account for environmental costs, we:

▪	expense or capitalize environmental costs consistent with our capitalization policy

▪	expense costs for an existing condition caused by past operations that do not contribute to future revenues

▪	accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost

Part II	50

At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur. When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2011, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $4.1 million.

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

6. CLAIMS AND LITIGATION

INCLUDING SELF-INSURANCE

We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers’ compensation up to $2.0 million per occurrence and automotive and general/product liability up to $3.0 million per occurrence. We have excess coverage on a per occurrence basis beyond these retention levels.

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

Part II	51

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess all positive and negative evidence to determine the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as:

▪	cumulative losses in recent years

▪	taxable income in prior carryback years, if carryback is permitted under tax law

▪	future reversal of existing taxable temporary differences against deductible temporary differences

▪	tax planning strategies

▪	future taxable income exclusive of reversing temporary differences

▪	the mix of taxable income in the jurisdictions in which we operate

If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future, we would charge an adjustment to the deferred tax assets to earnings. Conversely, if we were to determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and we would record a benefit to earnings.

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

UNRECOGNIZED INCOME TAX BENEFITS

We recognize an income tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized income tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our income tax provision includes the net impact of changes in the liability for unrecognized income tax benefits and subsequent adjustments as we consider appropriate.

Before a particular matter for which we have recorded a liability related to an unrecognized income tax benefit is audited and finally resolved, a number of years may elapse. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized income tax benefits is adequate. Favorable resolution of an unrecognized income tax benefit could be recognized as a reduction in our income tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized income tax benefit could increase the income tax provision and effective tax rate and may require the use of cash in the period of resolution.

We consider an issue to be resolved at the earlier of settlement of an examination, the expiration of the statute of limitations, or when the issue is “effectively settled.” Our liability for unrecognized income tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties recognized on the liability for unrecognized income tax benefits as income tax expense.

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

Part II	52

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

Part II	53

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage or reduce these market risks, we may utilize derivative financial instruments. We do not enter into derivative financial instruments for speculative or trading purposes.

We are exposed to interest rate risk due to our bank line of credit and other long-term debt instruments. At times, we use interest rate swap agreements to manage this risk.

In June 2011, we issued $500.0 million of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500.0 million. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150.0 million of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25.4 million of cash proceeds. The $23.4 million forward component of the settlement (cash proceeds less $2.0 million of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method.

In December 2007, we issued $325.0 million of floating-rate notes due in 2010 that bore interest at 3-month LIBOR plus 1.25% per annum. Concurrently, we entered into an interest rate swap agreement in the stated amount of $325.0 million. The swap agreement terminated December 15, 2010, coinciding with the maturity of the notes. The realized gains and losses upon settlement related to the swap agreement are reflected in interest expense concurrent with the hedged interest payments on the debt.

At December 31, 2011, the estimated fair value of our long-term debt instruments including current maturities was $2,931.3 million compared to a book value of $2,815.4 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $157.7 million.

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

Part II	54

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vulcan Materials Company and its subsidiary companies as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its presentation of earnings (loss) and comprehensive income (loss) to be included in a single, continuous statement of comprehensive income (loss) due to the adoption of Accounting Standards Update 2011-05, Presentation of Comprehensive Income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Birmingham, Alabama

February 29, 2012

Part II	55

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	2011	2010	2009
For the years ended December 31 in thousands, except per share data
Net sales	$2,406,909	$2,405,916	$2,543,707
Delivery revenues	157,641	152,946	146,783
Total revenues	2,564,550	2,558,862	2,690,490
Cost of goods sold	2,123,040	2,105,190	2,097,745
Delivery costs	157,641	152,946	146,783
Cost of revenues	2,280,681	2,258,136	2,244,528
Gross profit	283,869	300,726	445,962
Selling, administrative and general expenses	289,993	327,537	321,608
Gain on sale of property, plant & equipment and businesses, net	47,752	59,302	27,104
Recovery from (charge for) legal settlement	46,404	(40,000)	0
Restructuring charges	(12,971)	0	0
Exchange offer costs	(2,227)	0	0
Other operating expense, net	(9,390)	(7,031)	(3,006)
Operating earnings (loss)	63,444	(14,540)	148,452
Other nonoperating income, net	2	3,074	5,307
Interest income	3,444	863	2,282
Interest expense	220,628	181,603	175,262
Loss from continuing operations before income taxes	(153,738)	(192,206)	(19,221)
Provision for (benefit from) income taxes
Current	14,318	(37,805)	6,106
Deferred	(92,801)	(51,858)	(43,975)
Total benefit from income taxes	(78,483)	(89,663)	(37,869)
Earnings (loss) from continuing operations	(75,255)	(102,543)	18,648
Earnings on discontinued operations, net of income taxes (Note 2)	4,477	6,053	11,666
Net earnings (loss)	($70,778)	($96,490)	$30,314
Other comprehensive income (loss), net of tax
Fair value adjustments to cash flow hedges	0	(481)	(2,748)
Reclassification adjustment for cash flow hedges	7,151	10,709	9,902
Adjustment for funded status of pension and postretirement benefit plans	(54,366)	3,201	(17,367)
Amortization of pension and postretirement benefit plans actuarial loss and prior service cost	7,710	3,590	1,138
Other comprehensive income (loss)	(39,505)	17,019	(9,075)
Comprehensive income (loss)	($110,283)	($79,471)	$21,239
Basic earnings (loss) per share
Continuing operations	($0.58)	($0.80)	$0.16
Discontinued operations	$0.03	$0.05	$0.09
Net earnings (loss) per share	($0.55)	($0.75)	$0.25
Diluted earnings (loss) per share
Continuing operations	($0.58)	($0.80)	$0.16
Discontinued operations	$0.03	$0.05	$0.09
Net earnings (loss) per share	($0.55)	($0.75)	$0.25
Dividends declared per share	$0.76	$1.00	$1.48
Weighted-average common shares outstanding
Basic	129,381	128,050	118,891
Assuming dilution	129,381	128,050	119,430

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	56

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	2011	2010
As of December 31 in thousands, except per share data
Assets
Cash and cash equivalents	$155,839	$47,541
Restricted cash	81	547
Accounts and notes receivable
Customers, less allowance for doubtful accounts 2011 — $6,498; 2010 — $ 7,505	299,166	260,814
Other	15,727	56,984
Inventories	327,657	319,845
Current deferred income taxes	43,032	54,704
Prepaid expenses	21,598	20,109
Assets held for sale	0	13,207
Total current assets	863,100	773,751
Investments and long-term receivables	29,004	37,386
Property, plant & equipment, net	3,418,179	3,632,914
Goodwill	3,086,716	3,097,016
Other intangible assets, net	697,502	691,693
Other noncurrent assets	134,813	106,776
Total assets	$8,229,314	$8,339,536
Liabilities
Current maturities of long-term debt	$134,762	$5,246
Short-term borrowings	0	285,500
Trade payables and accruals	103,931	102,315
Accrued salaries, wages and management incentives	60,132	48,841
Accrued interest	12,045	11,246
Other accrued liabilities	95,383	129,084
Liabilities of assets held for sale	0	116
Total current liabilities	406,253	582,348
Long-term debt	2,680,677	2,427,516
Noncurrent deferred income taxes	732,528	843,599
Deferred management incentive and other compensation	29,275	32,393
Pension benefits	225,846	127,136
Other postretirement benefits	124,960	124,617
Asset retirement obligations	153,979	162,730
Other noncurrent liabilities	84,179	83,399
Total liabilities	4,437,697	4,383,738
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value — 129,245 shares issued as of 2011 and 128,570 shares issued as of 2010	129,245	128,570
Capital in excess of par value	2,544,740	2,500,886
Retained earnings	1,334,476	1,503,681
Accumulated other comprehensive loss	(216,844)	(177,339)
Total equity	3,791,617	3,955,798
Total liabilities and equity	$8,229,314	$8,339,536

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	57

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010	2009
For the years ended December 31 in thousands
Operating Activities
Net earnings (loss)	($70,778)	($96,490)	$30,314
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	361,719	382,093	394,612
Net gain on sale of property, plant & equipment and businesses	(58,808)	(68,095)	(27,916)
Contributions to pension plans	(4,892)	(24,496)	(27,616)
Share-based compensation	18,454	20,637	23,120
Excess tax benefits from share-based compensation	(121)	(808)	(2,072)
Deferred tax provision	(93,739)	(51,684)	(43,773)
Cost of debt purchase	19,153	0	0
(Increase) decrease in assets before initial effects of business acquisitions and dispositions
Accounts and notes receivable	5,035	(49,656)	79,930
Inventories	(6,927)	6,708	39,289
Prepaid expenses	(1,354)	22,945	4,127
Other assets	7,673	(58,243)	(27,670)
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions
Accrued interest and income taxes	5,831	12,661	(2,854)
Trade payables and other accruals	(27,871)	44,573	(30,810)
Other noncurrent liabilities	5,707	40,950	28,263
Other, net	9,961	21,611	16,091
Net cash provided by operating activities	169,043	202,706	453,035
Investing Activities
Purchases of property, plant & equipment	(98,912)	(86,324)	(109,729)
Proceeds from sale of property, plant & equipment	13,675	13,602	17,750
Proceeds from sale of businesses, net of transaction costs	74,739	50,954	16,075
Payment for businesses acquired, net of acquired cash	(10,531)	(70,534)	(36,980)
Reclassification of cash equivalents from medium-term investments	0	3,630	0
Redemption of medium-term investments	0	23	33,282
Other, net	1,550	273	(400)
Net cash used for investing activities	(19,479)	(88,376)	(80,002)
Financing Activities
Net short-term borrowings (payments)	(285,500)	48,988	(847,963)
Payment of current maturities and long-term debt	(743,075)	(519,204)	(361,724)
Cost of debt purchase	(19,153)	0	0
Proceeds from issuance of long-term debt, net of discounts	1,100,000	450,000	397,660
Debt issuance costs	(27,426)	(3,058)	(3,033)
Proceeds from settlement of interest rate swap agreements	23,387	0	0
Proceeds from issuance of common stock	4,936	41,734	606,546
Dividends paid	(98,172)	(127,792)	(171,468)
Proceeds from exercise of stock options	3,615	20,502	17,327
Excess tax benefits from share-based compensation	121	808	2,072
Other, net	1	(1,032)	(379)
Net cash used for financing activities	(41,266)	(89,054)	(360,962)
Net increase in cash and cash equivalents	108,298	25,276	12,071
Cash and cash equivalents at beginning of year	47,541	22,265	10,194
Cash and cash equivalents at end of year	$155,839	$47,541	$22,265

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	58

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

in thousands, except per share data	Common Stock[1]		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balances at December 31, 2008 (As Restated, See Note 20)	110,270	$110,270	$1,734,835	$1,869,962	($185,282)	$3,529,785
Net earnings	0	0	0	30,314	0	30,314
Common stock issued
Public offering	13,225	13,225	506,768	0	0	519,993
Acquisitions	789	789	33,073	0	0	33,862
401(k) Trustee (Note 13)	1,135	1,135	51,556	0	0	52,691
Share-based compensation plans	493	493	16,279	0	0	16,772
Share-based compensation expense	0	0	23,120	0	0	23,120
Excess tax benefits from share-based compensation	0	0	2,072	0	0	2,072
Accrued dividends on share-based compensation awards	0	0	521	(521)	0	0
Cash dividends on common stock	0	0	0	(171,468)	0	(171,468)
Other comprehensive income	0	0	0	0	(9,075)	(9,075)
Other	0	0	4	(14)	(1)	(11)
Balances at December 31, 2009 (As Restated, See Note 20)	125,912	$125,912	$2,368,228	$1,728,273	($194,358)	$4,028,055
Net loss	0	0	0	(96,490)	0	(96,490)
Common stock issued
401(k) Trustee (Note 13)	882	882	40,852	0	0	41,734
Pension plan contribution	1,190	1,190	52,674	0	0	53,864
Share-based compensation plans	586	586	17,382	0	0	17,968
Share-based compensation expense	0	0	20,637	0	0	20,637
Excess tax benefits from share-based compensation	0	0	808	0	0	808
Accrued dividends on share-based compensation awards	0	0	308	(308)	0	0
Cash dividends on common stock	0	0	0	(127,792)	0	(127,792)
Other comprehensive income	0	0	0	0	17,019	17,019
Other	0	0	(3)	(2)	0	(5)
Balances at December 31, 2010 (As Restated, See Note 20)	128,570	$128,570	$2,500,886	$1,503,681	($177,339)	$3,955,798
Net loss	0	0	0	(70,778)	0	(70,778)
Common stock issued
Acquisitions	373	373	18,347	0	0	18,720
401(k) Trustee (Note 13)	111	111	4,634	0	0	4,745
Share-based compensation plans	191	191	2,041	0	0	2,232
Share-based compensation expense	0	0	18,454	0	0	18,454
Excess tax benefits from share-based compensation	0	0	121	0	0	121
Accrued dividends on share-based compensation awards	0	0	257	(257)	0	0
Cash dividends on common stock	0	0	0	(98,172)	0	(98,172)
Other comprehensive income	0	0	0	0	(39,505)	(39,505)
Other	0	0	0	2	0	2
Balances at December 31, 2011	129,245	$129,245	$2,544,740	$1,334,476	($216,844)	$3,791,617

[1]	Common stock, $1 par value, 480 million shares authorized in 2011, 2010 and 2009

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	59

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

Due to the 2005 sale of our Chemicals business as described in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Vulcan Materials Company and all our majority or wholly-owned subsidiary companies. All intercompany transactions and accounts have been eliminated in consolidation.

UNSOLICITED EXCHANGE OFFER

In December 2011, Martin Marietta commenced an unsolicited exchange offer for all outstanding shares of our common stock at a fixed exchange ratio of 0.50 shares of Martin Marietta common stock for each Vulcan common share and indicated its intention to nominate a slate of directors to our Board. After careful consideration, including a thorough review of the offer with its financial and legal advisors, our Board unanimously determined that Martin Marietta’s offer is inadequate, substantially undervalues Vulcan, is not in the best interests of Vulcan and its shareholders and has substantial risk. In response to Martin Marietta’s action, we incurred $2,227,000 of legal, professional and other costs in 2011.

CASH EQUIVALENTS

We classify as cash equivalents all highly liquid securities with a maturity of three months or less at the time of purchase. The carrying amount of these securities approximates fair value due to their short-term maturities.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable from customers result from our extending credit to trade customers for the purchase of our products. The terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to conform to regional industry practices, we sell product under extended payment terms, which may result in either secured or unsecured short-term notes; or, on occasion, notes with durations of less than one year are taken in settlement of existing accounts receivable. Other accounts and notes receivable result from short-term transactions (less than one year) other than the sale of our products, such as interest receivable; insurance claims; freight claims; tax refund claims; bid deposits or rents receivable. Receivables are aged and appropriate allowances for doubtful accounts and bad debt expense are recorded. Bad debt expense for the years ended December 31 was as follows: 2011 — $1,644,000, 2010 — $3,100,000 and 2009 — $4,173,000. Write-offs of accounts receivables for the years ended December 31 were as follows: 2011 — $2,651,000, 2010 — $4,317,000 and 2009 — $4,162,000.

FINANCING RECEIVABLES

Financing receivables are included in accounts and notes receivable and/or investments and long-term receivables in the accompanying Consolidated Balance Sheets. Financing receivables are contractual rights to receive money on demand or on fixed or determinable dates. Trade receivables with normal credit terms are not considered financing receivables. Financing receivables were as follows: December 31, 2011 — $7,471,000 and December 31, 2010 — $8,043,000. None of our financing receivables are individually significant. We evaluate the collectibility of financing receivables on a periodic basis or whenever events or changes in circumstances indicate we may be exposed to credit losses. As of December 31, 2011 and 2010, no allowances were recorded for these receivables.

Part II	60

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

Capitalized software costs of $12,910,000 and $11,662,000 are reflected in net property, plant & equipment as of December 31, 2011 and 2010, respectively. We capitalized software costs for the years ended December 31 as follows: 2011 — $3,746,000, 2010 — $1,167,000 and 2009 — $12,825,000. During the same periods, $2,520,000, $2,895,000 and $2,563,000, respectively, of previously capitalized costs were depreciated. For additional information regarding our property, plant & equipment see Note 4.

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

DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION

Depreciation is generally computed by the straight-line method at rates based on the estimated service lives of the various classes of assets, which include machinery and equipment (3 to 30 years), buildings (10 to 20 years) and land improvements (7 to 20 years). Capitalized software costs are included in machinery and equipment and are depreciated on a straight-line basis beginning when the software project is substantially complete. Depreciation for our Newberry, Florida cement production facilities is computed by the unit-of-production method based on estimated output.

Cost depletion on depletable quarry land is computed by the unit-of-production method based on estimated recoverable units.

Accretion reflects the period-to-period increase in the carrying amount of the liability for asset retirement obligations. It is computed using the same credit-adjusted, risk-free rate used to initially measure the liability at fair value.

Amortization of intangible assets subject to amortization is computed based on the estimated life of the intangible assets. A significant portion of our intangible assets is contractual rights in place associated with zoning, permitting and other rights to access and extract aggregates reserves. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-production method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method.

Leaseholds are amortized over varying periods not in excess of applicable lease terms or estimated useful lives.

Part II	61

Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in thousands	2011	2010	2009

Depreciation, Depletion, Accretion and Amortization
Depreciation	$328,072	$349,460	$361,530
Depletion	11,195	10,337	10,143
Accretion	8,195	8,641	8,802
Amortization of leaseholds and capitalized leases	225	195	180
Amortization of intangibles	14,032	13,460	13,957
Total	$361,719	$382,093	$394,612

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets at December 31 that are subject to fair value measurement on a recurring basis are summarized below:

	Level 1
in thousands	2011	2010
Fair Value Recurring
Rabbi Trust
Mutual funds	$13,536	$13,960
Equities	7,057	9,336
Total	$20,593	$23,296

	Level 2
in thousands	2011	2010
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$2,192	$2,431
Total	$2,192	$2,431

The Rabbi Trust investments provide funding for the executive nonqualified deferred compensation and excess benefit plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds and equity securities for which quoted prices in active markets are available. Investments in common/collective trust funds are stated at estimated fair value based on the underlying investments in those funds. The underlying investments are comprised of short-term, highly liquid assets in commercial paper, short-term bonds and treasury bills. Net trading gains (losses) of the Rabbi Trust investments were ($3,292,000) and $1,425,000 for the years ended December 31, 2011 and

Part II	62

2010, respectively. The portion of the net trading gains (losses) related to investments still held by the Rabbi Trust at December 31, 2011 and 2010 were ($3,370,000) and $1,455,000, respectively.

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

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2011. Assets that were subject to fair value measurement on a nonrecurring basis as of December 31, 2010 are summarized below:

	2010
in thousands	Level 3	Impairment Charges
Fair Value Nonrecurring
Property, plant & equipment	$1,536	$2,500
Assets held for sale	9,625	1,436
Totals	$11,161	$3,936

We recorded a $3,936,000 loss on impairment of long-lived assets in 2010. We utilized an income approach to measure the fair value of the long-lived assets and determined that the carrying value of the assets exceeded the fair value. The loss on impairment represents the difference between the carrying value and the fair value (less costs to sell the assets held for sale) of the impacted long-lived assets.

GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2011, goodwill totaled $3,086,716,000, as compared to $3,097,016,000 at December 31, 2010. Total goodwill represents 38% of total assets at December 31, 2011, compared to 37% as of December 31, 2010.

Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process.

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

We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Within these four operating segments, we have identified 13 reporting units based primarily on geographic location. The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and EBITDA multiples of comparable companies. We consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the reporting unit fair values to our market capitalization.

Part II	63

The results of the first step of the annual impairment tests performed as of November 1, 2011 indicated that the fair value of one of our reporting units with $1,815,094,000 of goodwill exceeded its carrying value by 8%. The fair values of all other reporting units with goodwill substantially exceeded their carrying values (see further discussion below). The results of the first step of the annual impairment tests performed as of November 1, 2010 and 2009 indicated that the fair values of the reporting units with goodwill substantially exceeded their carrying values. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2011, 2010 or 2009.

The key assumptions used in the discounted cash flows (DCF) model of the aggregates reporting unit for which the fair value exceeded its carrying value by 8% were growth rates for volume, price and variable costs to produce, capital requirements and the discount rate. Based on our historical experience and macroeconomic forecasts for each of the counties that are served by our operations, we developed projections for volume, price and cost growth rates. Subsequently, projections were revised downwards to reflect assumptions that we believe a market participant, not privy to our internal information, would make based on information available through normal and customary due diligence procedures. Accordingly, the DCF model assumes that over a twenty year projection period volumes, pricing and variable cost grow at inflation-adjusted (real) average annual rates of 4.8%, 0.9% and 0.7%, respectively. Our capital spending assumptions are based on the level of projected volume and our historical experience. For goodwill impairment testing purposes, we utilized a 9.50% discount rate to present value the estimated future cash flows.

The market approach was based on multiples of revenue and EBITDA to enterprise value for comparative public companies. The six data points (derived from the revenue and EBITDA multiples for the past three years, trailing twelve months and analysts’ estimates for next year) were averaged to arrive at the estimated fair value of the reporting unit.

Delays in a sustained recovery in our Gulf Coast markets may result in an impairment of this reporting unit’s goodwill.

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

IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2011, net property, plant & equipment represents 42% of total assets, while net other intangible assets represents 8% of total assets. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

We test long-lived assets for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, our long-lived asset impairment test is at a significantly lower level than the level at which we test goodwill for impairment. In markets where we do not produce downstream products (e.g. ready-mixed concrete and asphalt mix), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market. Conversely, in vertically integrated markets, the cash flows of our downstream and upstream businesses are not largely independently identifiable as the selling price of the upstream products (aggregates and cement) determines the profitability of the downstream business.

Long-lived asset impairments during 2011 were immaterial and related to property abandonments. During 2010 we recorded a $3,936,000 loss on impairment of long-lived assets. The loss on impairment was a result of the challenging construction environment which impacted certain non-strategic assets across multiple operating segments. We utilized an income approach to measure the fair value of the long-lived assets and determined that the carrying value of the assets exceeded

Part II	64

the fair value. The loss on impairment represents the difference between the carrying value and the fair value of the impacted long-lived assets. There were no long-lived asset impairments during 2009.

For additional information regarding long-lived assets and intangible assets see Notes 4 and 18.

COMPANY OWNED LIFE INSURANCE

We have Company Owned Life Insurance (COLI) policies for which the cash surrender values, loans outstanding and the net values included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

in thousands	2011	2010
Company Owned Life Insurance
Cash surrender value	$38,300	$35,421
Loans outstanding	38,289	35,410
Net value included in noncurrent assets	$11	$11

REVENUE RECOGNITION

Revenue is recognized at the time the selling price is fixed, the product’s title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured. Total revenues include sales of products to customers, net of any discounts and taxes, and third-party delivery revenues billed to customers.

STRIPPING COSTS

In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.

Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $40,049,000 in 2011, $40,842,000 in 2010 and $40,810,000 in 2009.

Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-production method. Pre-production stripping costs included in other noncurrent assets were $17,860,000 as of December 31, 2011 and $17,347,000 as of December 31, 2010.

OTHER COSTS

Costs are charged to earnings as incurred for the start-up of new plants and for normal recurring costs of mineral exploration and research and development. Research and development costs totaled $1,109,000 in 2011, $1,582,000 in 2010 and $1,541,000 in 2009, and are included in selling, administrative and general expenses in the Consolidated Statements of Comprehensive Income.

SHARE-BASED COMPENSATION

We account for our share-based compensation awards using fair-value-based measurement methods. These result in the recognition of compensation expense for all share-based compensation awards, including stock options, based on their fair value as of the grant date. Compensation cost is recognized over the requisite service period.

We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows. The $121,000, $808,000 and $2,072,000 in excess tax benefits classified as financing cash inflows for the years ended December 31, 2011, 2010 and

Part II	65

2009, respectively, in the accompanying Consolidated Statements of Cash Flows relate to the exercise of stock options and issuance of shares under long-term incentive plans.

A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2011 related to share-based awards granted to employees under our long-term incentive plans is presented below:

dollars in thousands	Unrecognized Compensation Expense	Expected Weighted-average Recognition (Years)

Share-based Compensation
SOSARs [1]	$5,857	1.6
Performance shares	11,130	2.6
Total/weighted-average	$16,987	2.3

[1]	Stock-Only Stock Appreciation Rights (SOSARs)

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in thousands	2011	2010	2009

Employee Share-based Compensation Awards
Pretax compensation expense	$17,537	$19,746	$21,861
Income tax benefits	6,976	7,968	8,915

For additional information regarding share-based compensation, see Note 11 under the caption Share-based Compensation Plans.

RECLAMATION COSTS

Reclamation costs resulting from normal use of long-lived assets are recognized over the period the asset is in use only if there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from normal use under a mineral lease are recognized over the lease term only if there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

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

The carrying value of these obligations was $153,979,000 as of December 31, 2011 and $162,730,000 as of December 31, 2010. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations) see Note 17.

Part II	66

PENSION AND OTHER POSTRETIREMENT BENEFITS

Accounting for pension and postretirement benefits requires that we make significant assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

¡	DISCOUNT RATE — The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future

¡	EXPECTED RETURN ON PLAN ASSETS — We project the future return on plan assets based principally on prior performance and our expectations for future returns for the types of investments held by the plan as well as the expected long-term asset allocation of the plan. These projected returns reduce the recorded net benefit costs

¡	RATE OF COMPENSATION INCREASE — For salary-related plans only, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement

¡	RATE OF INCREASE IN THE PER CAPITA COST OF COVERED HEALTHCARE BENEFITS — We project the expected increases in the cost of covered healthcare benefits

Accounting standards provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of actual results allows for a smoothed recognition in earnings of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The differences between actual results and expected or estimated results are recognized in full in other comprehensive income. Amounts recognized in other comprehensive income are reclassified to earnings in a systematic manner over the average remaining service period of active employees expected to receive benefits under the plan.

For additional information regarding pension and other postretirement benefits see Note 10.

RESTRUCTURING CHARGES

Costs associated with restructuring our operations include severance and related charges to eliminate a specified number of employee positions, costs to relocate employees, contract cancellation costs and charges to vacate facilities and consolidate operations. Relocation and contract cancellation costs and charges to vacate facilities are recognized in the period the liability is incurred. Severance charges for employees who are required to render service beyond a minimum retention period, generally more than 60 days, are recognized ratably over the retention period; otherwise, the full severance charge is recognized on the date a detailed restructuring plan has been authorized by management and communicated to employees.

In December 2011, our Board of Directors approved a restructuring plan to consolidate our eight divisions into four regions as part of an ongoing effort to reduce overhead costs and increase operating efficiency. As a result of this consolidation, we recognized $8,906,000 of severance and related charges in 2011, none of which was paid as of December 31, 2011. Future charges related to this restructuring plan are expected to be immaterial.

In 2011, we substantially completed the implementation of our multi-year project to replace our legacy information technology systems with our new ERP and Shared Services platforms. These platforms are helping us streamline processes enterprise-wide and standardize administrative and support functions while providing enhanced flexibility to monitor and control costs. Leveraging this significant investment in technology allowed us to reduce overhead and administrative staff, resulting in $4,065,000 of severance and related charges in 2011, of which $2,970,000 was paid as of December 31, 2011. Future charges related to this restructuring plan are expected to be immaterial.

ENVIRONMENTAL COMPLIANCE

Our environmental compliance costs include the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. We expense or capitalize environmental costs consistent with our capitalization policy. We expense costs for an existing condition caused by past operations that do not contribute to future revenues. We accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost. At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur.

When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2011, the spread

Part II	67

between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $4,109,000. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates, including key assumptions, for accruing environmental compliance costs; however, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

For additional information regarding environmental compliance costs see Note 8.

CLAIMS AND LITIGATION INCLUDING SELF-INSURANCE

We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers’ compensation up to $2,000,000 per occurrence and automotive and general/product liability up to $3,000,000 per occurrence. We have excess coverage on a per occurrence basis beyond these retention levels.

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

dollars in thousands	2011	2010

Self-insurance Program
Liabilities (undiscounted)	$46,178	$70,174
Discount rate	0.65%	1.01%
Amounts Recognized in Consolidated
Balance Sheets
Other accrued liabilities	$13,046	$36,699
Other noncurrent liabilities	32,089	31,990
Accrued liabilities (discounted)	$45,135	$68,689

The $23,653,000 decrease in other accrued liabilities is primarily attributable to the $20,000,000 payment in 2011 related to a lawsuit brought by the Illinois Department of Transportation (IDOT) as described in Note 12.

Estimated payments (undiscounted) under our self-insurance program for the five years subsequent to December 31, 2011 are as follows:

in thousands

Estimated Payments under Self-insurance Program
2012	$14,382
2013	8,371
2014	5,703
2015	3,856
2016	2,737

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

Part II	68

judgments and estimates are required in determining the current and deferred assets and liabilities. Annually, we compare the liabilities calculated for our federal, state and foreign income tax returns to the estimated liabilities calculated as part of the year end income tax provision. Any adjustments are reflected in our current and deferred tax assets and liabilities.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess all positive and negative evidence to determine the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as:

▪	cumulative losses in recent years

▪	taxable income in prior carryback years, if carryback is permitted under tax law

▪	future reversal of existing taxable temporary differences against deductible temporary differences

▪	tax planning strategies

▪	future taxable income exclusive of reversing temporary differences

▪	the mix of taxable income in the jurisdictions in which we operate

If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future, we would charge an adjustment to the deferred tax assets to earnings. Conversely, if we were to make a determination that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and we would record a benefit to earnings.

U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies for each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.

We recognize an income tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized income tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our income tax provision includes the net impact of changes in the liability for unrecognized income tax benefits and subsequent adjustments as we consider appropriate.

Before a particular matter for which we have recorded a liability related to an unrecognized income tax benefit is audited and finally resolved, a number of years may elapse. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized income tax benefits is adequate. Favorable resolution of an unrecognized income tax benefit could be recognized as a reduction in our income tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized income tax benefit could increase the income tax provision and effective tax rate and may require the use of cash in the period of resolution.

We consider an issue to be resolved at the earlier of settlement of an examination, the expiration of the statute of limitations, or when the issue is “effectively settled.” Our liability for unrecognized income tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties recognized on the liability for unrecognized income tax benefits as income tax expense.

Our largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note 9. The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings.

Part II	69

COMPREHENSIVE INCOME

We report comprehensive income in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity. Comprehensive income includes charges and credits to equity from nonowner sources. Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). OCI includes fair value adjustments to cash flow hedges, actuarial gains or losses and prior service costs related to pension and postretirement benefit plans.

For additional information regarding comprehensive income see Note 14.

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in thousands	2011	2010	2009
Weighted-average common shares outstanding	129,381	128,050	118,891
Dilutive effect of
Stock options/SOSARs	0	0	269
Other stock compensation plans	0	0	270
Weighted-average common shares outstanding, assuming dilution	129,381	128,050	119,430

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: the year ended December 31, 2011 — 304,000 and the year ended December 31, 2010 — 415,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in thousands	2011	2010	2009
Antidilutive common stock equivalents	5,845	5,827	3,661

NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

2011 — ENHANCED DISCLOSURES FOR FAIR VALUE MEASUREMENTS As of and for the interim period ended March 31, 2011, we adopted Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” as it relates to separate disclosures about purchases, sales, issuances and settlements applicable to Level 3 measurements. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.

2011 — PRESENTATION OF OTHER COMPREHENSIVE INCOME As of the annual period ended December 31, 2011, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard eliminates the option to present components of other comprehensive income (OCI) as part of the statement of equity. The amendments in this standard require that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in the Consolidated Statement of Comprehensive Income. Our accompanying Consolidated Statements of Comprehensive Income conform to the presentation requirements of these standards.

Part II	70

2011 — ENHANCED DISCLOSURE REQUIREMENTS ON MULTIEMPLOYER BENEFIT PLANS As of the annual period ended December 31, 2011, we adopted ASU No. 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan” which increased the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans and (4) the nature of the employer’s commitments to the plans. As a result of our adoption of this update, we enhanced our annual disclosures regarding multiemployer plans as reflected in Note 10.

2010 — FINANCING RECEIVABLES DISCLOSURES As of and for the annual period ended December 31, 2010, we adopted ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard requires new disclosures regarding the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to improve transparency of the nature of an entity’s credit risk associated with its financing receivables and how that risk impacts the allowance for credit losses. See the caption Financing Receivables under this Note 1 for these disclosures. The adoption of this standard had no impact on our financial position, results of operations or liquidity.

ACCOUNTING STANDARDS PENDING ADOPTION

AMENDMENTS FAIR VALUE MEASURMENT REQUIREMENTS In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in the ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We will adopt this standard as of and for the interim period ending March 31, 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

AMENDMENTS ON GOODWILL IMPAIRMENT TESTING In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” which amends the goodwill impairment testing guidance in ASC 350-20, “Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing goodwill for impairment. The two-step impairment test would only be required if, on the basis of the qualitative factors, an entity determines that the fair value of the reporting unit is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revises the examples of events and circumstances that an entity should consider when determining if an interim goodwill impairment test is required. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this standard as of and for the interim period ending March 31, 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NEW DISCLOSURE REQUIREMENTS ON OFFSETTING ASSETS AND LIABILITIES In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial and derivative instruments. These new disclosures are designed to facilitate comparisons between financial statements prepared under U.S. GAAP and those prepared under IFRSs. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. We will adopt this standard as of and for the interim period ending March 31, 2013. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Part II	71

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

During 2011, we received a payment of $12,284,000 under the 5CP earn-out related to performance during the year ended December 31, 2010. Any future payments received pursuant to the 5CP earn-out will be recorded as additional gain on disposal of discontinued operations. During 2010 and 2009, we received payments of $8,794,000 and $11,625,000, respectively, under the 5CP earn-out related to the respective years ended December 31, 2009 and December 31, 2008. Through December 31, 2011, we have received a total of $54,991,000 under the 5CP earn-out, a total of $21,890,000 in excess of the receivable recorded on the date of disposition.

We are liable for a cash transaction bonus payable to certain former key Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. Payments for the transaction bonus were $1,228,000 in 2011, $882,000 in 2010 and $521,000 in 2009. We have paid a total of $2,631,000 of these transaction bonuses through December 31, 2011.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the years presented. Results from discontinued operations are as follows:

in thousands	2011	2010	2009

Discontinued Operations
Pretax earnings (loss) from results	($3,669)	$2,103	$18,872
Gain on disposal, net of transaction bonus	11,056	7,912	584
Income tax (provision) benefit	(2,910)	(3,962)	(7,790)
Earnings on discontinued operations, net of income taxes	$4,477	$6,053	$11,666

Part II	72

The 2011 pretax loss from discontinued operations of ($3,669,000) includes a $7,575,000 pretax gain recognized on recovery from an insurer in lawsuits involving perchlorethylene (perc). This gain was offset by general and product liability costs, including legal defense costs, and environmental remediation costs. The 2010 pretax earnings from results of discontinued operations of $2,103,000 are due primarily to a $6,000,000 pretax gain recognized on recovery from an insurer in perc lawsuits. This gain was offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2009 pretax earnings from results of discontinued operations relate primarily to settlements with two of our insurers in perc lawsuits resulting in pretax gains of $23,500,000. All of these insurance recoveries and settlements represent a partial recovery of legal and settlement costs recognized in prior years.

NOTE 3: INVENTORIES

Inventories at December 31 are as follows:

in thousands	2011	2010

Inventories
Finished products	$260,732	$254,840
Raw materials	23,819	22,222
Products in process	4,198	6,036
Operating supplies and other	38,908	36,747
Total	$327,657	$319,845

In addition to the inventory balances presented above, as of December 31, 2011 and December 31, 2010, we have $19,726,000 and $16,786,000, respectively, of inventory classified as long-term assets (Other noncurrent assets) as we do not expect to sell the inventory within one year. Inventories valued under the LIFO method total $251,978,000 at December 31, 2011 and $241,898,000 at December 31, 2010. During 2011, 2010 and 2009, inventory reductions resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on 2011 results was to decrease cost of goods sold by $1,288,000 and increase net earnings by $776,000. The effect of the LIFO liquidation on 2010 results was to decrease cost of goods sold by $2,956,000 and increase net earnings by $1,763,000. The effect of the LIFO liquidation on 2009 results was to decrease cost of goods sold by $3,839,000 and increase net earnings by $2,273,000.

Estimated current cost exceeded LIFO cost at December 31, 2011 and 2010 by $140,335,000 and $123,623,000, respectively. We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-effecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under the methods (substantially average cost) used prior to the adoption of the LIFO method, the approximate effect on net earnings would have been an increase of $10,050,000 in 2011, a decrease of $3,890,000 in 2010 and an increase of $2,043,000 in 2009.

Part II	73

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

	00,000,000	00,000,000	00,000,000
in thousands	2011	2010

Property, Plant & Equipment
Land and land improvements	$2,122,350	$2,096,046
Buildings	163,178	159,458
Machinery and equipment	4,206,870	4,222,242
Leaseholds	9,238	7,458
Deferred asset retirement costs	136,289	142,441
Construction in progress	67,621	65,169
Total, gross	$6,705,546	$6,692,814
Less allowances for depreciation, depletion and amortization	3,287,367	3,059,900
Total, net	$3,418,179	$3,632,914

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

	00,000,000	00,000,000	00,000,000
in thousands	2011	2010	2009

Capitalized interest cost	$2,675	$3,637	$10,721
Total interest cost incurred before recognition of the capitalized amount	223,303	185,240	185,983

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

The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. The interest rate swap agreements described below were designated as either fair value hedges or cash flow hedges. The changes in fair value of our interest rate swap fair value hedges are recorded as interest expense consistent with the change in the fair value of the hedged items attributable to the risk being hedged. The changes in fair value of our interest rate swap cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged item affects earnings.

We use interest rate swap agreements designated as cash flow hedges to minimize the variability in cash flows of liabilities or forecasted transactions caused by fluctuations in interest rates. In December 2007, we issued $325,000,000 of floating-rate notes due in 2010 that bore interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated amount of $325,000,000. Under this agreement, we paid a fixed interest rate of 5.25% and received 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment was settled and the associated realized gain or loss was recognized. This swap agreement terminated December 15, 2010, coinciding with the maturity of the notes. For the year ended December 31, 2010, $12,075,000 of the pretax loss in AOCI was reclassified to earnings in conjunction with the retirement of the related debt.

Part II	74

Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts in AOCI are being amortized to interest expense over the term of the related debt. For the 12-month period ending December 31, 2012, we estimate that $6,395,000 of the pretax loss in AOCI will be reclassified to earnings.

The effects of changes in the fair values of derivatives designated as cash flow hedges on the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 are as follows:

	$0000,00000000	$0000,00000000	$0000,00000000	$0000,00000000
in thousands	Location on Statement	2011	2010	2009
Cash Flow Hedges
Loss recognized in OCI (effective portion)	OCI	$0	($882)	($4,633)
Loss reclassified from AOCI (effective portion)	Interest expense	(11,657)	(19,619)	(16,776)

We use interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 forward component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method. During 2011, $1,291,000 was amortized into earnings as a reduction to interest expense.

Part II	75

NOTE 6: DEBT

Debt at December 31 is summarized as follows:

in thousands	2011	2010

Short-term Borrowings

Bank line of credit	$0	$285,500
Total short-term borrowings	$0	$285,500

Long-term Debt

Bank line of credit	$0	$0

5.60% notes due 2012 [1]	134,508	299,773

6.30% notes due 2013 [2]	140,352	249,729

Floating-rate term loan due 2015	0	450,000

10.125% notes due 2015 [3]	153,464	149,597

6.50% notes due 2016 [4]	518,293	0

6.40% notes due 2017 [5]	349,869	349,852

7.00% notes due 2018 [6]	399,693	399,658

10.375% notes due 2018 [7]	248,526	248,391

7.50% notes due 2021 [8]	600,000	0

7.15% notes due 2037 [9]	239,545	249,324

Medium-term notes	16,000	21,000

Industrial revenue bonds	14,000	14,000

Other notes	1,189	1,438
Total long-term debt including current maturities	$2,815,439	$2,432,762
Less current maturities of long-term debt	134,762	5,246
Total long-term debt	$2,680,677	$2,427,516
Estimated fair value of long-term debt	$2,796,504	$2,559,059

[1]	Includes decreases for unamortized discounts, as follows: December 31, 2011 — $49 thousand and December 31, 2010 — $227 thousand. The effective interest rate for these notes is 6.57%.

[2]	Includes decreases for unamortized discounts, as follows: December 31, 2011 — $92 thousand and December 31, 2010 — $271 thousand. The effective interest rate for these notes is 7.48%.

[3]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: December 31, 2011 — $3,802 thousand. Additionally, includes decreases for unamortized discounts, as follows: December 31, 2011 — $338 thousand and December 31, 2010 — $403 thousand. The effective interest rate for these notes is 9.59%.

[4]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: December 31, 2011 — $18,293 thousand. The effective interest rate for these notes is 6.02%.

[5]	Includes decreases for unamortized discounts, as follows: December 31, 2011 — $131 thousand and December 31, 2010 — $148 thousand. The effective interest rate for these notes is 7.41%.

[6]	Includes decreases for unamortized discounts, as follows: December 31, 2011 — $307 thousand and December 31, 2010 — $342 thousand. The effective interest rate for these notes is 7.87%.

[7]	Includes decreases for unamortized discounts, as follows: December 31, 2011 — $1,474 thousand and December 31, 2010 — $1,609 thousand. The effective interest rate for these notes is 10.62%.

[8]	The effective interest rate for these notes is 7.75%.

[9]	Includes decreases for unamortized discounts, as follows: December 31, 2011 — $643 thousand and December 31, 2010 — $676 thousand. The effective interest rate for these notes is 8.05%.

Our long-term debt is presented in the table above net of unamortized discounts from par and unamortized deferred gains realized upon settlement of interest rate swaps. Discounts, deferred gains and debt issuance costs are being amortized using the effective interest method over the respective terms of the notes.

Part II	76

The estimated fair value of long-term debt presented in the table above was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates were based on information available to us as of the respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

During 2011, we replaced our $1,500,000,000 bank line of credit that was set to expire on November 16, 2012 with a $600,000,000 bank line of credit. The $600,000,000 bank line of credit expires on December 15, 2016 and is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $600,000,000 at any point in time.

Borrowings under the $600,000,000 bank line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings bearing interest at LIBOR plus the margin are made for periods of 1, 2, 3 or 6 months, and may be extended. Borrowings bearing interest at the alternative rate are made on an overnight basis and may be extended each day. As of December 31, 2011, the applicable margin for LIBOR based borrowing was 1.75%.

Borrowings under the $600,000,000 bank line of credit are classified as long-term debt due to our ability to extend borrowings at the end of each borrowing period. Previously, we classified bank line of credit borrowings as short-term debt based on our intent to pay outstanding borrowings within one year.

In June 2011, we issued $1,100,000,000 of long-term notes in two series, as follows: $500,000,000 of 6.50% notes due in 2016 and $600,000,000 of 7.50% notes due in 2021. These notes were issued principally to:

▪	repay and terminate our $450,000,000 floating-rate term loan due in 2015

▪	fund the purchase through a tender offer of $165,443,000 of our outstanding 5.60% notes due in 2012 and $109,556,000 of our outstanding 6.30% notes due in 2013

▪	repay $275,000,000 outstanding under our bank line of credit

▪	and for general corporate purposes

The terminated $450,000,000 floating-rate term loan due in 2015 was established in July 2010 in order to repay the $100,000,000 outstanding balance of our floating-rate term loan due in 2011 and all outstanding commercial paper. Unamortized deferred financing costs of $2,423,000 were recognized in June 2011 as a component of interest expense upon the termination of this floating-rate term loan.

The June 2011 purchases of the 5.60% and 6.30% notes cost $294,533,000, including a $19,534,000 premium above the $274,999,000 face value of the notes. This premium primarily reflects the trading price of the notes at the time of purchase relative to par value. Additionally, $4,711,000 of expense associated with a proportional amount of unamortized discounts, deferred financing costs and amounts accumulated in OCI was recognized in 2011 upon the partial termination of the notes. The combined expense of $24,245,000 is presented in the accompanying Consolidated Statements of Comprehensive Income as a component of interest expense for the year 2011.

Scheduled debt payments during 2011 included $5,000,000 due in November to retire a portion of the medium-term notes, and payments under various immaterial notes that either matured at various dates or required monthly payments.

Scheduled debt payments during 2010 included $325,000,000 of floating-rate notes, and payments under various immaterial notes that either matured at various dates or required monthly payments. Additionally, during 2010 we voluntarily prepaid $175,000,000 (the remaining balance) of a floating-rate term loan due in 2011, $15,000,000 (the remaining balance) of our private placement notes and $3,550,000 of our industrial revenue bonds.

In February 2009, we issued $400,000,000 of long-term notes in two related series, as follows: $150,000,000 of 10.125% notes due in 2015 and $250,000,000 of 10.375% notes due in 2018. These notes were issued principally to repay borrowings outstanding under our short- and long-term debt obligations.

The 2008 and 2007 debt issuances described below relate primarily to funding the November 2007 acquisition of Florida Rock and replaced a portion of the short-term borrowings we incurred to initially fund the cash portion of the acquisition.

Part II	77

In June 2008, we established a $300,000,000 floating-rate term loan due in 2011. In addition to the quarterly principal payments of $15,000,000 for five quarters, we made prepayments of $50,000,000 in November 2009, $75,000,000 in January 2010 and paid the remaining $100,000,000 balance in August 2010.

Additionally, in June 2008 we issued $650,000,000 of long-term notes in two series, as follows: $250,000,000 of 6.30% notes due in 2013 and $400,000,000 of 7.00% notes due in 2018. The 6.30% notes due in 2013 were partially terminated in June 2011 with a tender offer as described above.

In December 2007, we issued $1,225,000,000 of long-term notes in four series, as follows: $325,000,000 of floating-rate notes due in 2010, $300,000,000 of 5.60% notes due in 2012, $350,000,000 of 6.40% notes due in 2017 and $250,000,000 of 7.15% notes due in 2037. Concurrent with the issuance of the notes, we entered into an interest rate swap agreement on the $325,000,000 floating-rate notes due in 2010 to convert them to a fixed interest rate of 5.25%. These floating-rate notes were paid in December 2010 as scheduled. The 5.60% notes due in 2012 were partially terminated in June 2011 with a tender offer as described above.

During 1991, we issued $81,000,000 of medium-term notes ranging in maturity from 3 to 30 years, with interest rates from 7.59% to 8.85%. The $16,000,000 in medium-term notes outstanding as of December 31, 2011 has a weighted-average maturity of 4.3 years with a weighted-average interest rate of 8.76%.

The industrial revenue bonds were assumed in November 2007 with the acquisition of Florida Rock. These variable-rate tax-exempt bonds were to have matured as follows: $2,250,000 in June 2012, $1,300,000 in January 2021 and $14,000,000 in November 2022. The first two bond maturities were collateralized by certain property, plant & equipment and were prepaid in September 2010. The remaining $14,000,000 of bonds is backed by a standby letter of credit.

Other notes of $1,189,000 as of December 31, 2011 were issued at various times to acquire land or businesses or were assumed in business acquisitions.

The total (principal and interest) debt payments, excluding any draws, if any, on our bank line of credit, for the five years subsequent to December 31, 2011 are as follows:

in thousands	Total	Principal	Interest

Debt Payments (excluding bank line of credit)
2012	$335,050	$134,762	$200,288
2013	337,546	150,610	186,936
2014	186,956	177	186,779
2015	336,913	150,145	186,768
2016	671,707	500,134	171,573

The $600,000,000 bank line of credit contains limitations on liens, indebtedness, guarantees, certain restricted payments, and acquisitions and divestitures, and a minimum fixed charge coverage ratio that is only applicable if usage exceeds 90% of the lesser of $600,000,000 and the borrowing capacity derived from the sum of eligible accounts receivable and inventory.

The indentures governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. Our total debt as a percentage of total capital was 42.6% as of December 31, 2011 compared with 40.7% as of December 31, 2010.

Part II	78

NOTE 7: OPERATING LEASES

Rental expense from continuing operations under nonmineral operating leases for the years ended December 31, exclusive of rental payments made under leases of one month or less, is summarized as follows:

	$000,,000	$000,,000	$000,,000
in thousands	2011	2010	2009

Operating Leases
Minimum rentals	$34,701	$33,573	$36,976
Contingent rentals (based principally on usage)	29,882	27,418	25,846
Total	$64,583	$60,991	$62,822

Future minimum operating lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases, as of December 31, 2011 are payable as follows:

in thousands

Future Minimum Operating Lease Payments
2012	$26,775
2013	19,611
2014	15,993
2015	13,562
2016	12,397
Thereafter	110,732
Total	$199,070

Lease agreements frequently include renewal options and require that we pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements.

NOTE 8: ACCRUED ENVIRONMENTAL

REMEDIATION COSTS

Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (primarily measured on an undiscounted basis) as follows:

	$000,000	$000,000
in thousands	2011	2010

Accrued Environmental Remediation Costs
Continuing operations	$6,335	$6,138
Retained from former Chemicals business	5,652	4,645
Total	$11,987	$10,783

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $6,327,000 at December 31, 2011 and $5,820,000 at December 31, 2010. The short-term portion of these accruals is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, Tarmac, and CalMat facilities acquired in 2007, 2000 and 1999, respectively. The balances noted above for Chemicals relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business.

Part II	79

NOTE 9: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes are as follows:

in thousands	2011	2010	2009

Earnings (Loss) from Continuing Operations before Income Taxes
Domestic	($169,758)	($213,598)	($43,180)
Foreign	16,020	21,392	23,959
Total	($153,738)	($192,206)	($19,221)

Provision (benefit) for income taxes from continuing operations consists of the following:
in thousands	2011	2010	2009

Provision for (Benefit from) Income Taxes from Continuing Operations Current
Federal	$4,424	($46,671)	($3,965)
State and local	5,482	3,909	7,034
Foreign	4,412	4,957	3,037
Total	14,318	(37,805)	6,106

Deferred
Federal	(76,558)	(52,344)	(37,790)
State and local	(15,397)	1,422	(5,794)
Foreign	(846)	(936)	(391)
Total	(92,801)	(51,858)	(43,975)
Total benefit	($78,483)	($89,663)	($37,869)

The benefit from income taxes differs from the amount computed by applying the federal statutory income tax rate to losses before provision for income taxes. The sources and tax effects of the differences are as follows:

dollars in thousands	2011		2010		2009
Income tax benefit at the federal statutory tax rate of 35%	($53,809)	35.0%	($67,272)	35.0%	($6,727)	35.0%

Income Tax Provision (Benefit) Resulting from
Statutory depletion	(18,931)	12.3%	(20,301)	10.6%	(19,464)	101.3%
State and local income taxes, net of federal income tax benefit	(6,445)	4.2%	3,465	-1.8%	1,457	-7.6%
Nondeductible expense	1,692	-1.1%	1,583	-0.8%	1,694	-8.8%
ESOP dividend deduction	(1,267)	0.8%	(1,665)	0.9%	(2,408)	12.5%
Recapture U.S. Production Activities deduction	0	0.0%	2,993	-1.6%	0	0.0%
Fair market value over tax basis of contributions	0	0.0%	(3,223)	1.7%	(2,931)	15.3%
Undistributed foreign earnings	(2,553)	1.7%	(3,331)	1.7%	(4,461)	23.2%
Tax loss on sale of stock — divestiture	0	0.0%	0	0.0%	(4,143)	21.6%
Reversal cash surrender value — COLI plans	(483)	0.3%	(448)	0.2%	(412)	2.1%
Prior year true up adjustments	3,115	-2.1%	(1,095)	0.6%	375	-2.0%
Provision (benefit) for uncertain tax positions	390	-0.3%	1,017	-0.5%	(451)	2.3%
Other, net	(192)	0.2%	(1,386)	0.6%	(398)	2.1%
Total income tax benefit	($78,483)	51.0%	($89,663)	46.6%	($37,869)	197.0%

Part II	80

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in thousands	2011	2010

		(As Restated See Note 20)
Deferred Tax Assets Related to
Pensions	$58,193	$21,630
Other postretirement benefits	52,433	52,366
Accruals for asset retirement obligations and environmental accruals	37,145	28,605
Accounts receivable, principally allowance for doubtful accounts	2,194	2,770
Deferred compensation, vacation pay and incentives	97,741	89,246
Interest rate swaps	22,273	27,022
Self-insurance reserves	16,467	31,445
Inventory	6,984
Federal net operating loss carryforwards	48,496	25,629
State net operating loss carryforwards	36,912	26,663
Valuation allowance on state net operating loss carryforwards	(29,757)	(20,721)
Foreign tax credit carryforwards[1]	22,395	22,816
Other	38,866	35,740
Total deferred tax assets	410,342	343,211

Deferred Tax Liabilities Related to
Inventory	0	1,768
Fixed assets[1]	799,632	843,630
Intangible assets	286,317	273,711
Other	13,889	12,997
Total deferred tax liabilities	1,099,838	1,132,106
Net deferred tax liability	$689,496	$788,895

1 The 2010 foreign tax credit carryforwards were previously netted with fixed assets.

   They are appropriately restated above.

The above amounts are reflected in the accompanying Consolidated Balance Sheets as of December 31 as follows:

in thousands	2011	2010
		(As Restated See Note 20)
Deferred Income Taxes
Current assets	($43,032)	($54,704)
Deferred liabilities	732,528	843,599
Net deferred tax liability	$689,496	$788,895

A deferred tax asset is recognized for deductible temporary differences, operating loss carryforwards and tax credit carryforwards using the applicable enacted tax rate. A valuation allowance is recognized if, based on the analysis of all positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax law.

Part II	81

At December 31, 2011, we had no carryback potential to prior years. Also, since we are in a cumulative loss position for the three-year period ended December 31, 2011, we did not consider any projected future federal taxable income (exclusive of reversing temporary differences) in projecting the future realization of deferred tax assets.

At December 31, 2011, we had significant taxable temporary differences. We scheduled the reversal of these taxable temporary differences against our much smaller deductible temporary differences. This analysis provides the necessary positive evidence to conclude that it is more likely than not that we will realize the benefit of all of our deferred tax assets related to deductible temporary differences.

Details of our definite-lived deferred tax assets at December 31, 2011 are as follows:

	0000 0 0000	0000 0 0000	0000 0 0000
in thousands	Deferred Tax Asset	Valuation Allowance	Expiration

Federal net operating loss carryforwards	$48,496	$ 0	2027 - 2031
State net operating loss carryforwards	36,912	29,757	2014 - 2031
Foreign tax credit carryforwards	22,395	0	2019 & 2020
Charitable contribution carryforwards	9,523	0	2013 - 2016

The reversal of the taxable temporary differences against the deductible temporary differences produces excess taxable income. We projected this excess taxable income to be significant enough to allow us to utilize all of the foreign tax credit and federal net operating loss carryforwards and almost all of the charitable contribution carryforwards. We believe that we would be able to utilize the remainder of the charitable contribution carryforwards through the use of prudent and feasible tax-planning strategies. Thus, we believe it is more likely than not that we will realize the benefit of these three definite-lived deferred tax assets.

At December 31, 2011, we had a valuation allowance of $29,757,000 against our state net operating loss carryforwards of $36,912,000. This conclusion regarding the valuation allowance is supported by the following negative evidence:

▪	required filing groups in many states are different from the federal filing group

▪	we no longer file in certain states for which we have net operating losses carryforwards

▪	certain states have short carryforward periods or unusual limitations on the usage of a net operating loss

Our determination regarding the realizability of our deferred tax assets without a valuation allowance could be impacted in the future if economic conditions deteriorate resulting in unexpected losses or if unanticipated events occur affecting the timing of the reversing temporary differences.

As of December 31, 2011, income tax receivables of $3,000,000 are included in accounts and notes receivable in the accompanying Consolidated Balance Sheet. These receivables relate to prior year state overpayments. There were similar receivables of $39,529,000 as of December 31, 2010. These receivables largely related to prior year federal overpayments and net operating loss carrybacks.

Part II	82

Uncertain tax positions and the resulting unrecognized income tax benefits are discussed in our accounting policy for income taxes (see Note 1, caption Income Taxes). Changes in unrecognized income tax benefits for the years ended December 31, are as follows:

	000000000	000000000	000000000
in thousands	2011	2010	2009

Unrecognized income tax benefits as of January 1	$28,075	$20,974	$18,131

Increases for tax positions related to
Prior years	389	14,685	1,108
Current year	913	1,447	5,667
Acquisitions	0	0	0

Decreases for tax positions related to
Prior years	(411)	(8,028)	(9)
Current year	0	0	0

Settlements with taxing authorities	(15,402)	0	(482)
Expiration of applicable statute of limitations	(76)	(1,003)	(3,441)

Unrecognized income tax benefits as of December 31	$13,488	$28,075	$20,974

We classify interest and penalties recognized on the liability for unrecognized income tax benefits as income tax expense. Interest and penalties recognized as income tax expense were $492,000 in 2011, $1,525,000 in 2010 and $472,000 in 2009. The balance of accrued interest and penalties included in our liability for unrecognized income tax benefits as of December 31 was $2,602,000 in 2011, $4,496,000 in 2010 and $3,112,000 in 2009.

Our unrecognized income tax benefits at December 31 in the table above include $9,205,000 in 2011, $12,038,000 in 2010 and $12,181,000 in 2009 that would affect the effective tax rate if recognized.

We are routinely examined by various taxing authorities. The U.S. federal statutes of limitations for both 2007 and 2006 were extended to December 31, 2012. In 2011, the Internal Revenue Service began an examination of years 2008 through 2010. The U.S. federal statute of limitations for 2008 was extended to September 14, 2013. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in U.S. federal, various state and foreign jurisdictions. Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years prior to 2006.

We have not recognized deferred income taxes on $61,000,000 of undistributed earnings from one of our foreign subsidiaries because we consider such earnings as indefinitely reinvested. If we distribute the earnings in the form of dividends, the distribution would be subject to U.S. income taxes. In this event, the amount of deferred income taxes to be recognized is $21,400,000.

Part II	83

NOTE 10: BENEFIT PLANS

PENSION PLANS

We sponsor three funded, noncontributory defined benefit pension plans. These plans cover substantially all employees hired prior to July 15, 2007, other than those covered by union-administered plans. Normal retirement age is 65, but the plans contain provisions for earlier retirement. Benefits for the Salaried Plan are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan and the Chemicals Hourly Plan provide benefits equal to a flat dollar amount for each year of service. Effective July 15, 2007, we amended our defined benefit pension plans and our then existing defined contribution 401(k) plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and non-union hourly employees hired on or after July 15, 2007 are eligible for a new single defined contribution 401(k)/Profit-Sharing plan established on that date.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2011	2010

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$761,384	$709,783
Service cost	20,762	19,217
Interest cost	42,383	41,621
Actuarial loss	81,699	27,094
Benefits paid	(38,854)	(36,331)
Projected benefit obligation at end of year	$867,374	$761,384

Change in Plan Assets
Fair value of assets at beginning of year	$630,303	$493,646
Actual return on plan assets	40,293	94,629
Employer contribution	4,906	78,359
Benefits paid	(38,854)	(36,331)
Fair value of assets at end of year	$636,648	$630,303
Funded status	($230,726)	($131,081)
Net amount recognized	($230,726)	($131,081)

Amounts Recognized in the Consolidated
Balance Sheets
Noncurrent assets	$0	$1,083
Current liabilities	(4,880)	(5,028)
Noncurrent liabilities	(225,846)	(127,136)
Net amount recognized	($230,726)	($131,081)

Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$281,352	$202,135
Prior service cost	597	938
Total amount recognized	$281,949	$203,073

The accumulated benefit obligation and the projected benefit obligation exceeded plan assets for all defined benefit plans at December 31, 2011. The accumulated benefit obligation and the projected benefit obligation exceeded plan assets for our Salaried Plan and Construction Materials Hourly Plan at December 31, 2010. Assets in the Chemicals Hourly Plan of $85,178,000 exceeded the accumulated benefit obligation by $2,272,000 and the projected benefit obligation by $1,083,000 at December 31, 2010.

The accumulated benefit obligation for all defined benefit pension plans was $812,346,000 at December 31, 2011 and $719,447,000 at December 31, 2010.

Part II	84

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

	000000000	000000000	000000000
dollars in thousands	2011	2010	2009

Components of Net Periodic Pension Benefit Cost
Service cost	$20,762	$19,217	$18,638
Interest cost	42,383	41,621	41,941
Expected return on plan assets	(49,480)	(50,122)	(46,505)
Amortization of prior service cost	340	460	460
Amortization of actuarial loss	11,670	5,752	1,651
Net periodic pension benefit cost	$25,675	$16,928	$16,185

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$90,886	($17,413)	$27,811
Reclassification of actuarial loss to net periodic pension benefit cost	(11,670)	(5,752)	(1,651)
Reclassification of prior service cost to net periodic pension benefit cost	(340)	(460)	(460)
Amount recognized in other comprehensive income	$78,876	($23,625)	$25,700
Amount recognized in net periodic pension benefit cost and other comprehensive income	$104,551	($6,697)	$41,885

Assumptions
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.49%	5.92%	6.60%
Expected return on plan assets	8.00%	8.25%	8.25%
Rate of compensation increase
(for salary-related plans)	3.50%	3.40%	4.75%

Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	4.96%	5.49%	5.92%
Rate of compensation increase (for salary-related plans)	3.50%	3.50%	3.40%

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost during 2012 are $19,443,000 and $274,000, respectively.

Assumptions regarding our expected return on plan assets are based primarily on judgments made by us and our Board’s Finance and Pension Funds Committee. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors, and the opinions of market professionals. We base our expected return on long-term investment expectations. The expected return on plan assets used to determine 2011 pension benefit cost was 8.00%.

Part II	85

We establish our pension investment policy by evaluating asset/liability studies periodically performed by our consultants. These studies estimate trade-offs between expected returns on our investments and the variability in anticipated cash contributions to fund our pension liabilities. Our policy balances the variability in potential pension fund contributions to expected returns on our investments.

Our current strategy for implementing this policy is to invest in publicly traded equities and in publicly traded debt and private, nonliquid opportunities, such as venture capital, commodities, buyout funds and mezzanine debt. The target allocation ranges for plan assets are as follows: equity securities — 50% to 77%; debt securities — 15% to 27%; specialty investments — 10% to 20%; and cash reserves — 0% to 5%. Equity securities include domestic investments and foreign equities in the Europe, Australia and Far East (EAFE) and International Finance Corporation (IFC) Emerging Market Indices. Debt securities include domestic debt instruments, while specialty investments include investments in venture capital, buyout funds, mezzanine debt, private partnerships and an interest in a commodity index fund.

The fair values of our pension plan assets at December 31, 2011 and 2010 by asset category are as follows:

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2011

	000000000	000000000	000000000	000000000
in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total

Asset Category
Debt securities	$0	$152,240	$0	$152,240
Investment funds
Commodity funds	0	26,498	0	26,498
Equity funds	884	346,632	0	347,516
Short-term funds	3,593	0	0	3,593
Venture capital and partnerships	0	0	106,801	106,801
Total pension plan assets	$4,477	$525,370	$106,801	$636,648

1 See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2010

	000000000	000000000	000000000	000000000
in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total

Asset Category
Debt securities	$0	$127,193	$308	$127,501
Investment funds
Commodity funds	0	29,270	0	29,270
Equity funds	128	361,190	0	361,318
Short-term funds	2	15,965	0	15,967
Venture capital and partnerships	0	0	96,244	96,244
Other	0	3	0	3
Total pension plan assets	$130	$533,621	$96,552	$630,303

1 See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

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

During 2010, the court-appointed receiver released $6,555,000 as a partial distribution and the Master Pension Trust received a $15,000,000 insurance settlement related to our WCM loss. In April 2011, the court-appointed receiver released an additional $22,041,000 to our Master Pension Trust. This recovery resulted in the recognition of a $10,814,000 return on plan assets (net of the $11,227,000 remaining WCM investment).

Part II	86

At each measurement date, we estimate the fair value of our pension assets using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our pension assets. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of our pension assets. The following describes the types of investments included in each asset category listed in the table above and the valuation techniques we used to determine the fair values as of December 31, 2011.

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

Investment funds consist of exchange traded and non-exchange traded funds. The commodity funds asset category consists of a single open-end commodity mutual fund. The equity funds asset category consists of index funds for domestic equities and an actively managed fund for international equities. The short-term funds asset category consists of a collective investment trust invested in highly liquid, short-term debt securities. For investment funds publicly traded on a national securities exchange, the fair value is based on quoted market prices. For investment funds not traded on an exchange, the total fair value of the underlying securities is used to determine the net asset value for each unit of the fund held by the pension fund. The estimated fair values of the underlying securities are generally valued based on quoted market prices. For securities without quoted market prices, other observable market inputs are utilized to determine the fair value.

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

Part II	87

A reconciliation of the fair value measurements of our pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31 is presented below:

FAIR VALUE MEASUREMENTS

USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)

in thousands	Debt Securities	Venture Capital and Partnerships	Total
Balance at December 31, 2009	$320	$93,262	$93,582
Actual return on plan assets
Relating to assets still held at December 31, 2010	1	4,727	4,728
Relating to assets sold during the year ended December 31, 2010	0	0	0
Purchases, sales and settlements, net	(13)	(1,745)	(1,758)
Transfers in (out) of Level 3	0	0	0
Balance at December 31, 2010	$308	$96,244	$96,552
Actual return on plan assets
Relating to assets still held at December 31, 2011	0	13,696	13,696
Relating to assets sold during the year ended December 31, 2011	0	0	0
Purchases, sales and settlements, net	0	(3,139)	(3,139)
Transfers in (out) of Level 3	(308)	0	(308)
Balance at December 31, 2011	$0	$106,801	$106,801

Total employer contributions for the pension plans are presented below:

in thousands	Pension

Employer Contributions
2009	$27,616
2010	78,359
2011	4,906
2012 (estimated)	4,880

We contributed $72,500,000 in March 2010 ($18,636,000 in cash and $53,864,000 in stock — 1,190,000 shares valued at $45.26 per share) and an additional $1,300,000 in July 2010 to our qualified pension plans for the 2009 plan year. These contributions, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans until 2013. In addition to the contributions to our qualified pension plans, we made $4,906,000 and $4,559,000 of benefit payments for our nonqualified plans during 2011 and 2010, respectively, and expect to make payments of $4,880,000 during 2012 for our nonqualified plans.

Part II	88

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Pension
Estimated Future Benefit Payments
2012	$42,048
2013	41,488
2014	50,147
2015	48,123
2016	50,085
2017-2021	275,298

We contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. Multiemployer plans are managed by boards of trustees on which management and labor have equal representation. However, in most cases, management is not directly represented. The risks of participating in multiemployer plans differ from single employer plans as follows:

▪	assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers

▪	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers

▪	if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

Part II	89

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status [1]		FIP/RP Status Pending/ Implemented	Vulcan Contributions in thousands			Surcharge Imposed	Expiration Date/Range of CBAs
		2011	2010		2011	2010	2009
A	36-6042061-001	orange	orange	no	$162	$176	$203	no	5/31/2013
									1/31/2012 -
B	36-6052390-001	green	green	no	408	494	436	no	1/31/2013

									5/30/2012 -
C	36-6044243-001	red	red	no	276	267	213	no	6/30/2014

D	51-6031295-002	green	green	no	52	49	62	no	3/31/2014

E	94-6277608-001	yellow	yellow	yes	177	176	181	no	7/15/2013

									9/30/2012 -
F	52-6074345-001	red	red	yes	840	825	801	no	7/31/2014

G	51-6067400-001	green	green	no	166	181	169	no	4/30/2014

									9/30/2011 -
H	36-6140097-001	green	green	no	1,543	1,566	1,553	no	4/30/2014

									7/15/2013 -
I	94-6090764-001	orange	orange	yes	1,737	1,576	1,641	no	9/17/2013

J	95-6032478-001	red	red	yes	313	243	292	no	9/30/2015

K	36-6155778-001	red	red	yes	198	195	198	no	4/30/2013

L [2]	51-6051034-001	green	green	no	24	54	49	no	1/31/2013

									1/15/2012 -
M	91-6145047-001	green	green	no	882	764	929	no	9/30/2014
Total contributions					$6,778	$6,566	$6,727

A Automobile Mechanics Local No. 701 Pension Fund	H Midwest Operating Engineers Pension Trust Fund
B Central Pension Fund of the IUOE and Participating Employers	I Operating Engineers Trust Funds - Local 3
C Central States Southeast and Southwest Areas Pension Plan	J Operating Engineers Pension Trust Funds - Local 12
D IAM National Pension Fund	K Suburban Teamsters of Northern Illinois Pension Plan
E Laborers Trust Funds for Northern California	L Teamsters Union No 142 Pension Trust Fund
F LIUNA National Industrial Pension Fund	M Western Conference of Teamsters Pension Trust Fund
G Local 786 Building Material Pension Trust

[1]	The Pension Protection Act of 2006 defines the zone status as follows: green - healthy, yellow - endangered, orange - seriously endangered and red - critical.

[2]	All employees covered under this plan were located at operations divested on 9/30/2011.

Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in any of the three years ended December 31, 2011. Additionally, our contributions to multiemployer postretirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.

Part II	90

As of December 31, 2011, a total of 15% of our domestic hourly labor force was covered by collective bargaining agreements. Of such employees covered by collective bargaining agreements, 19% were covered by agreements that expire in 2012. We also employed 228 union employees in Mexico, none of whom are participants in multiemployer pension plans.

In addition to the qualified plans, we sponsor unfunded, nonqualified pension plans, including one such plan assumed in the Florida Rock acquisition. The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of assets for these plans as of December 31:

	$000,000000	$000,000000
in thousands	2011	2010

Unfunded, nonqualified pension plans
Projected benefit obligation	$83,025	$77,400
Accumulated benefit obligation	76,795	72,000
Fair value of assets	0	0

Approximately $8,400,000 and $9,000,000 of the unfunded, nonqualified pension plan obligations at December 31, 2011 and December 31, 2010, respectively, relate to existing Florida Rock retirees receiving benefits under the assumed plan.

In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2011 and 2010. The accrued costs for the supplemental retirement plan were $1,293,000 at December 31, 2011 and $1,381,000 at December 31, 2010.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, Health Care Reform) were signed into law. We estimated the impact of Health Care Reform on our postretirement benefit obligations and first reflected it in our December 31, 2010 measurement. Subsequently, we applied and were approved for the Early Retiree Reinsurance Program (ERRP). Due to the uncertain nature of ERRP, its impact was not reflected in our postretirement benefit obligations.

Part II	91

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2011	2010

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$133,717	$118,313
Service cost	4,789	4,265
Interest cost	6,450	6,651
Actuarial (gain) loss	(2,854)	11,730
Benefits paid	(7,176)	(7,242)
Projected benefit obligation at end of year	$134,926	$133,717

Change in Plan Assets
Fair value of assets at beginning of year	$0	$0
Actual return on plan assets	0	0
Fair value of assets at end of year	$0	$0
Funded status	($134,926)	($133,717)
Net amount recognized	($134,926)	($133,717)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	($9,966)	($9,100)
Noncurrent liabilities	(124,960)	(124,617)
Net amount recognized	($134,926)	($133,717)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$26,006	$30,008
Prior service credit	(4,141)	(4,815)
Total amount recognized	$21,865	$25,193

Part II	92

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in thousands	2011	2010	2009

Components of Net Periodic Postretirement Benefit Cost
Service cost	$4,789	$4,265	$3,912
Interest cost	6,450	6,651	7,045
Amortization of prior service credit	(674)	(728)	(823)
Amortization of actuarial loss	1,149	887	598
Net periodic postretirement benefit cost	$11,714	$11,075	$10,732

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	($2,853)	$11,730	$974
Reclassification of actuarial loss to net periodic postretirement benefit cost	(1,149)	(887)	(598)
Reclassification of prior service credit to net periodic postretirement benefit cost	674	728	823
Amount recognized in other comprehensive income	($3,328)	$11,571	$1,199
Amount recognized in net periodic postretirement benefit cost and other comprehensive income	$8,386	$22,646	$11,931

Assumptions Assumed Healthcare Cost Trend Rates at December 31
Healthcare cost trend rate assumed for next year	7.50%	8.00%	8.50%
Rate to which the cost trend rate gradually declines	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to maintain	2017	2017	2017

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.95%	5.45%	6.65%

Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	4.60%	4.95%	5.45%

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during 2012 are $1,086,000 and ($674,000), respectively.

Part II	93

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

in thousands	One-percentage-point Increase	One-percentage-point Decrease

Effect on total of service and interest cost	$1,326	($1,146)
Effect on postretirement benefit obligation	12,043	(10,653)

Total employer contributions for the postretirement plans are presented below:

in thousands	Postretirement

Employer Contributions
2009	$6,455
2010	7,242
2011	7,176
2012 (estimated)	9,966

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Postretirement

Estimated Future Benefit Payments
2012	$9,966
2013	10,344
2014	10,783
2015	11,048
2016	11,379
2017–2021	61,962

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in thousands	Postretirement

Participants Contributions
2009	$1,673
2010	1,829
2011	1,933

PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS

Each year we review our assumptions about the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2011, the discount rates for our various plans ranged from 4.15% to 5.08%.

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2011, the expected return on plan assets remained consistent with 2010 at 8.0% and was down from 8.25% in 2009.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2011, our projected weighted-average rate of compensation remained 3.50%.

Part II	94

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2011, our assumed rate of increase in the per capita cost of covered healthcare benefits was 7.50% for 2012, decreasing each year until reaching 5.0% in 2017 and remaining level thereafter.

DEFINED CONTRIBUTION PLANS

We sponsor three defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. As stated above, effective July 15, 2007, we amended our defined benefit pension plans and our defined contribution 401(k) plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and nonunion hourly employees hired on or after July 15, 2007 are eligible for a single defined contribution 401(k)/Profit-Sharing plan. Expense recognized in connection with these plans totaled $16,057,000 in 2011, $15,273,000 in 2010 and $13,361,000 in 2009.

NOTE 11: INCENTIVE PLANS

SHARE-BASED COMPENSATION PLANS

Our 2006 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 11,900,000 (including an additional 6,500,000 shares approved at the 2011 Shareholders’ Meeting).

PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of target. For awards granted prior to 2010, 50% of the payment is based upon our Total Shareholder Return (TSR) performance relative to the TSR performance of the S&P 500®. The remaining 50% of the payment is based upon the achievement of established internal financial performance targets. For awards granted in 2010 and 2011, the payment is based solely upon our relative TSR performance. Awards granted prior to 2011 vest on December 31 of the third year after date of grant. Awards granted in 2011 vest on December 31 of the fourth year after date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to these awards amounted to $8,879,000 in 2011, $7,562,000 in 2010 and $5,350,000 in 2009.

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. Compensation cost is adjusted for the actual outcome of the internal financial performance target. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2011:

	Target Number of Shares	Weighted-average Grant Date Fair Value
Performance Shares
Nonvested at January 1, 2011	457,571	$42.99
Granted	394,770	$39.38
Vested	(219,601)	$45.72
Canceled/forfeited	(25,201)	$41.41
Nonvested at December 31, 2011	607,539	$39.73

During 2010 and 2009, the weighted-average grant date fair value of performance shares granted was $40.34 and $45.72, respectively.

Part II	95

STOCK OPTIONS/SOSARS — Stock options/SOSARs granted have an exercise price equal to the market value of our underlying common stock on the date of grant. With the exceptions of the stock option grants awarded in December 2005 and January 2006, the options/SOSARs vest ratably over 3 to 5 years and expire 10 years subsequent to the grant. The options awarded in December 2005 and January 2006 were fully vested on the date of grant and expire 10 years subsequent to the grant date. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested awards are forfeited upon termination for any other reason. Prior to the acquisition of Florida Rock, shares issued upon the exercise of stock options were issued from treasury stock. Since that acquisition, these shares are issued from our authorized and unissued common stock.

The fair value of stock options/SOSARs is estimated as of the date of grant using the Black-Scholes option pricing model. Compensation cost for stock options/SOSARs is based on this grant date fair value and is recognized for awards that ultimately vest. The following table presents the weighted-average fair value and the weighted-average assumptions used in estimating the fair value of grants during the years ended December 31:

	$000,0000	$000,0000	$000,0000

	2011	2010	2009

SOSARs
Fair value	$10.51	$12.05	$14.74
Risk-free interest rate	2.27%	3.15%	2.14%
Dividend yield	1.95%	2.00%	2.22%
Volatility	31.57%	27.58%	35.04%
Expected term	7.75 years	7.50 years	7.50 years

The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period approximating the SOSARs expected term. The dividend yield assumption is based on our historical dividend payouts adjusted for current expectations of future payouts. The volatility assumption is based on the historical volatility and expectations about future volatility of our common stock over a period equal to the SOSARs expected term. The expected term is based on historical experience and expectations about future exercises and represents the period of time that SOSARs granted are expected to be outstanding.

A summary of our stock option/SOSAR activity as of December 31, 2011 and changes during the year are presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Stock Options/SOSARs
Outstanding at January 1, 2011	6,479,296	$55.97
Granted	656,360	$35.38
Exercised	(85,394)	$42.11
Forfeited or expired	(408,415)	$46.58
Outstanding at December 31, 2011	6,641,847	$54.69	4.71	$7,202
Vested and expected to vest	6,768,683	$54.19	4.80	$8,575
Exercisable at December 31, 2011	5,414,035	$57.61	3.87	$4,874

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options/SOSARs) that would have been received by the option holders had all options/SOSARs been exercised on December 31, 2011. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options exercised for the years ended December 31 are as follows:

	$0000,00000	$0000,00000	$0000,00000
in thousands	2011	2010	2009
Aggregate intrinsic value of options exercised	$164	$1,830	$4,903

Part II	96

To the extent the tax deductions exceed compensation cost recorded, the tax benefit is reflected as a component of equity in our Consolidated Balance Sheets. The following table presents cash and stock consideration received and tax benefit realized from stock option/SOSAR exercises and compensation cost recorded referable to stock options/SOSARs for the years ended December 31:

in thousands	2011	2010	2009

Stock Options/SOSARs
Cash and stock consideration received from exercises	$3,596	$20,502	$22,719
Tax benefit from exercises	66	733	1,965
Compensation cost	7,968	11,288	15,195

CASH-BASED COMPENSATION PLANS

We have incentive plans under which cash awards may be made annually to officers and key employees. Expense provisions referable to these plans amounted to $6,938,000 in 2011, $5,080,000 in 2010 and $1,954,000 in 2009.

NOTE 12: COMMITMENTS AND

CONTINGENCIES

We have commitments in the form of unconditional purchase obligations as of December 31, 2011. These include commitments for the purchase of property, plant & equipment of $3,745,000 and commitments for noncapital purchases of $67,532,000. These commitments are due as follows:

in thousands	Unconditional Purchase Obligations

Property, Plant & Equipment
2012	$3,745
Thereafter	0
Total	$3,745

Noncapital
2012	$18,907
2013–2014	19,790
2015–2016	7,497
Thereafter	21,338
Total	$67,532

Expenditures under the noncapital purchase commitments totaled $89,407,000 in 2011, $111,142,000 in 2010 and $99,838,000 in 2009.

We have commitments in the form of minimum royalties under mineral leases as of December 31, 2011 in the amount of $215,043,000, due as follows:

in thousands	Mineral Leases

Mineral Royalties
2012	$19,598
2013–2014	39,182
2015–2016	29,090
Thereafter	127,173
Total	$215,043

Part II	97

Expenditures for mineral royalties under mineral leases totaled $45,690,000 in 2011, $43,111,000 in 2010 and $43,501,000 in 2009.

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue such letters of credit to back our obligations to pay or perform when required to do so according to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Our standby letters of credit as of December 31, 2011 are summarized in the table below:

in thousands

Standby Letters of Credit
Risk management requirement for insurance claims	$41,083
Payment surety required by utilities	133
Contractual reclamation/restoration requirements	8,186
Financing requirement for industrial revenue bond	14,230
Total	$63,632

Since banks consider standby letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are automatically renewed unless cancelled with the approval of the beneficiary. All of our outstanding standby letters of credit as of December 31, 2011 are backed by our $600,000,000 bank line of credit which expires December 15, 2016.

As described in Note 2, we may be required to make cash payments in the form of a transaction bonus to certain key former Chemicals employees. The transaction bonus is contingent upon the amounts received under the two earn-out agreements entered into in connection with the sale of the Chemicals business. Amounts due are payable annually based on the prior year’s results. Based on the total cumulative receipts from the two earn-outs, we paid $1,228,000 in transaction bonuses during 2011. Future expense, if any, is dependent upon our receiving sufficient cash receipts under the remaining (5CP) earn-out and will be accrued in the period the earn-out income is recognized.

As described in Note 9, our liability for unrecognized income tax benefits is $13,488,000 as of December 31, 2011.

In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT) alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. In 2010, we settled this lawsuit for $40,000,000 and recognized the full charge pending arbitration with our insurers. In 2011, we were awarded a total of $49,657,000 in payment of the insurers’ share of the settlement amount, attorneys’ fees and interest.

In December 2011, Martin Marietta made public an unsolicited exchange offer to acquire Vulcan and subsequently commenced an exchange offer for all outstanding shares of our common stock and initiated a proxy fight to elect a slate of directors to our Board. We are involved in a number of legal proceedings related to Martin Marietta’s unsolicited exchange offer.

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

Part II	98

We have reviewed the nature and extent of our involvement at each Superfund site, as well as potential obligations arising under other federal, state and local environmental laws. While ultimate resolution and financial liability is uncertain at a number of the sites, in our opinion based on information currently available, the ultimate resolution of claims and assessments related to these sites will not have a material effect on our consolidated results of operations, financial position or cash flows, although amounts recorded in a given period could be material to our results of operations or cash flows for that period. Amounts accrued for environmental matters are presented in Note 8.

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

PERCHLOROETHYLENE CASES

We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases, which are listed below:

▪	California Water Service Company — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al., now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water wells in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. As a result of the discovery to date, which has focused principally on issues such as legal injury (as defined by the maximum contaminant level for perc) and the statute of limitations, the number of wells at issue has been reduced from 244 to 14. Discovery has commenced on dry cleaners in the vicinity of the wells. At this time, plaintiffs have not established that we are liable for any alleged contamination of a specific well.

▪	CITY OF SUNNYVALE CALIFORNIA — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Based on the discovery to date, we do not believe that plaintiffs can meet their burden of proof to establish that our perc was used at sites in a redevelopment project area or that we are liable for any alleged contamination. Discovery is ongoing. Trial is scheduled for October 2012.

▪	SUFFOLK COUNTY WATER AUTHORITY — On July 29, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its breakdown products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. The court recently ruled that any detectable amount of perc in a well constitutes a legal injury. Discovery is ongoing. At this time, plaintiffs have not established that our perc was used at any specific dry cleaner, or that we are liable for any alleged contamination.

▪	ADDAIR — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. By Order dated September 20, 2011, the Court denied class action certification.

▪	WEST VIRGINIA COAL SINK LAB LITIGATION — This is a mass tort action consisting of over 100 cases filed in 17 different counties in West Virginia from September 1 to October 13, 2010, for medical monitoring and personal injury damages for exposure to perc and carbon tetrachloride used in coal sink labs. The West Virginia Supreme Court of Appeals, in an order entered January 19, 2011, transferred all of these cases (referred to as Jeffrey Blount v. Arkema, Inc., et al.) to the West Virginia Mass Litigation Panel. Discovery is ongoing. The panel has scheduled a trial of some or all of this matter for September 2012.

Part II	99

▪	SANTARSIERO — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. We were brought in as a third-party defendant by original defendant R.V. Davies. The plaintiff, who was alleging perc exposure, is now deceased. The case has been stayed pending further information about this development.

▪	R.R. STREET INDEMNITY — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which we have now settled. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We have had discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.

FLORIDA ANTITRUST LITIGATION — Our subsidiary, Florida Rock Industries, Inc., has been named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. The lawsuits were filed by several ready-mixed concrete producers and construction companies against a number of concrete and cement producers and importers in Florida. There are now two consolidated amended complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The other defendants include Cemex Inc., Tarmac America LLC, and VCNA Prestige Ready-Mix Florida, Inc. The complaints allege various violations under the federal antitrust laws, including price fixing and market allocations. We have no reason to believe that Florida Rock is liable for any of the matters alleged in the complaint, and we are defending the case vigorously. Discovery is ongoing. The trial court recently denied plaintiffs’ motions to certify both the direct and the indirect plaintiffs’ lawsuits as class actions, and dismissed the class allegations. Trial is scheduled for July 2012.

LOWER PASSAIC RIVER MATTER

NJDEP LITIGATION — In 2009, Vulcan and over 300 other parties were named as third-party defendants in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case brought by the New Jersey Department of Environmental Protection (NJDEP) in the New Jersey Superior Court. Vulcan was named in the suit due to alleged discharges to the Lower Passaic River (River) from the former Chemicals Division - Newark Plant. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief. This case is in the discovery stage, and a liability trial is scheduled for April 2013, and a separate damages trial, if required, is scheduled for January 2014. At this time, we cannot reasonably estimate our liability related to this case because it is unclear what contaminants and legal issues will be presented at trial and the extent to which the Newark operation may have impacted the River.

LOWER PASSAIC RIVER STUDY AREA (SUPERFUND SITE) — Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the River. Separately, the EPA issued a draft Focused Feasibility Study (FFS) that evaluated early action remedial alternatives for a portion of the River. The EPA’s range of estimated cost for these alternatives was between $0.9 billion and $2.3 billion, although estimates of the cost and timing of future environmental remediation requirements are inherently imprecise. As of February 2012, the EPA has not released the final FFS. At this time, we cannot reasonably estimate our liability related to this matter because the RI/FS is ongoing; the ultimate remedial approach and associated cost has not been determined; and the parties that will participate in funding the remediation and their respective allocations are not yet known.

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. Legal costs incurred in defense of lawsuits are expensed as incurred. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in Note 1 under the caption Claims and Litigation Including Self-insurance.

Part II	100

NOTE 13: EQUITY

In February 2011, we issued 372,992 shares (368,527 shares net of acquired cash) of common stock in connection with a business acquisition as described in Note 19.

In March 2010, we issued 1,190,000 shares of common stock to our qualified pension plans (par value of $1 per share) as described in Note 10. This transaction increased equity by $53,864,000 (common stock $1,190,000 and capital in excess of par $52,674,000).

In June 2009, we completed a public offering of common stock (par value of $1 per share) resulting in the issuance of 13,225,000 common shares at a price of $41.00 per share. The total number of shares issued through the offering included 1,725,000 shares issued upon full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $519,993,000 (net of commissions and transaction costs of $22,232,000) from the sale of the shares. The net proceeds from the offering were used for debt reduction and general corporate purposes. The transaction increased equity by $519,993,000 (common stock $13,225,000 and capital in excess of par $506,768,000).

We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were as follows:

▪	2011 — issued 110,881 shares for cash proceeds of $4,745,000

▪	2010 — issued 882,131 shares for cash proceeds of $41,734,000

▪	2009 — issued 1,135,510 shares for cash proceeds of $52,691,000

Stock issuances in connection with business acquisitions for the years ended December 31 were as follows:

▪	2011 — issued 372,992 shares (368,527 shares net of acquired cash)

▪	2009 — issued 789,495 shares

There were no shares held in treasury as of December 31, 2011, 2010 and 2009 and no shares purchased during any of these three years. As of December 31, 2011, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

Part II	101

NOTE 14: OTHER

COMPREHENSIVE INCOME

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. The components of other comprehensive income are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.

The amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

in thousands	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Other Comprehensive Income (Loss)
December 31, 2011
Fair value adjustment to cash flow hedges	$0	$0	$0
Reclassification adjustment for cash flow hedge amounts included in net earnings	11,657	(4,506)	7,151
Adjustment for funded status of pension and postretirement benefit plans	(88,033)	33,667	(54,366)
Amortization of pension and postretirement plan actuarial loss and prior service cost	12,485	(4,775)	7,710
Total other comprehensive income (loss)	($63,891)	$24,386	($39,505)

December 31, 2010
Fair value adjustment to cash flow hedges	($882)	$401	($481)
Reclassification adjustment for cash flow hedge amounts included in net earnings	19,619	(8,910)	10,709
Adjustment for funded status of pension and postretirement benefit plans	5,683	(2,482)	3,201
Amortization of pension and postretirement plan actuarial loss and prior service cost	6,371	(2,781)	3,590
Total other comprehensive income (loss)	$30,791	($13,772)	$17,019

December 31, 2009
Fair value adjustment to cash flow hedges	($4,643)	$1,895	($2,748)
Reclassification adjustment for cash flow hedge amounts included in net earnings	16,728	(6,826)	9,902
Adjustment for funded status of pension and postretirement benefit plans	(28,784)	11,417	(17,367)
Amortization of pension and postretirement plan actuarial loss and prior service cost	1,886	(748)	1,138
Total other comprehensive income (loss)	($14,813)	$5,738	($9,075)

Amounts in accumulated other comprehensive income (loss), net of tax, at December 31, are as follows:
in thousands	2011	2010	2009

Accumulated Other Comprehensive Loss
Cash flow hedges	($31,986)	($39,137)	($49,365)
Pension and postretirement plans	(184,858)	(138,202)	(144,993)
Total	($216,844)	($177,339)	($194,358)

Part II	102

Amounts reclassified from accumulated other comprehensive income (loss) to earnings, are as follows:

in thousands	2011	2010	2009

Reclassification Adjustment for Cash Flow Hedges
Interest expense	$11,657	$19,619	$16,728
Benefit from income taxes	(4,506)	(8,910)	(6,826)
Total	$7,151	$10,709	$9,902

Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$9,458	$4,783	$1,418
Selling, administrative and general expenses	3,027	1,588	468
Benefit from income taxes	(4,775)	(2,781)	(748)
Total	$7,710	$3,590	$1,138
Total reclassifications from AOCI to earnings	$14,861	$14,299	$11,040

NOTE 15: SEGMENT REPORTING

We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement.

The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services (transportation and other). During 2011, the Aggregates segment principally served markets in nineteen states, the District of Columbia, the Bahamas and Mexico with a full line of aggregates, and eight additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic net sales were $16,678,000 in 2011, $23,380,000 in 2010 and $20,118,000 in 2009.

The Concrete segment produces and sells ready-mixed concrete in six states and the District of Columbia. Additionally, we produce and sell, in a limited number of these markets, other concrete products such as block and precast and resell purchased building materials related to the use of ready-mixed concrete and concrete block.

The Asphalt Mix segment produces and sells asphalt mix in three states primarily in our southwestern and western markets.

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

The vast majority of our activities are domestic. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $142,988,000 in 2011, $150,157,000 in 2010 and $163,479,000 in 2009. Transactions between our reportable segments are recorded at prices approximating market levels.

Part II	103

SEGMENT FINANCIAL DISCLOSURE

in millions	2011	2010	2009
Total Revenues
Aggregates
Segment revenues	$1,734.0	$1,766.9	$1,838.6
Intersegment sales	(142.6)	(154.1)	(165.2)
Net sales	$1,591.4	$1,612.8	$1,673.4
Concrete
Segment revenues	$374.7	$383.2	$439.4
Intersegment sales	0.0	0.0	(0.1)
Net sales	$374.7	$383.2	$439.3
Asphalt Mix
Segment revenues	$399.0	$369.9	$393.7
Intersegment sales	0.0	0.0	0.0
Net sales	$399.0	$369.9	$393.7
Cement
Segment revenues	$71.9	$80.2	$72.5
Intersegment sales	(30.1)	(40.2)	(35.2)
Net sales	$41.8	$40.0	$37.3
Totals
Net sales	$2,406.9	$2,405.9	$2,543.7
Delivery revenues	157.7	153.0	146.8
Total revenues	$2,564.6	$2,558.9	$2,690.5
Gross Profit
Aggregates	$306.2	$320.2	$393.3
Concrete	(43.4)	(45.0)	(14.5)
Asphalt Mix	25.6	29.3	69.0
Cement	(4.5)	(3.8)	(1.8)
Total	$283.9	$300.7	$446.0
Depreciation, Depletion, Accretion and Amortization
Aggregates	$277.8	$293.0	$312.2
Concrete	51.5	53.6	52.6
Asphalt Mix	8.2	8.7	8.6
Cement	18.9	20.9	16.3
Corporate and other unallocated	5.3	5.9	4.9
Total	$361.7	$382.1	$394.6
Capital Expenditures
Aggregates	$67.6	$60.6	$74.6
Concrete	6.3	3.7	0.2
Asphalt Mix	16.1	4.5	5.1
Cement	3.2	7.3	22.4
Corporate	4.7	3.3	4.2
Total	$97.9	$79.4	$106.5
Identifiable Assets
Aggregates	$6,837.0	$6,984.5	$7,210.7
Concrete	461.1	483.2	448.9
Asphalt Mix	234.9	211.5	220.6
Cement	417.8	435.0	446.9
Total identifiable assets	7,950.8	8,114.2	8,327.1
General corporate assets	122.7	177.8	177.1
Cash items	155.8	47.5	22.3
Total assets	$8,229.3	$8,339.5	$8,526.5

Part II	104

NOTE 16: SUPPLEMENTAL CASH FLOW

INFORMATION

Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in thousands	2011	2010	2009
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$205,088	$172,653	$181,352
Income taxes	(29,874)	(15,745)	(25,184)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$7,226	$8,200	$13,459
Note received from sale of business	0	0	1,450
Fair value of noncash assets and liabilities exchanged	25,994	0	0
Debt issued for purchases of property, plant & equipment	0	0	1,987
Stock issued for pension contribution (Note 13)	0	53,864	0
Amounts referable to business acquisitions
Liabilities assumed	13,912	150	0
Fair value of equity consideration	18,529	0	0

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the years ended December 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	$205,088	$205,088	$205,088
in thousands	2011	2010	2009
ARO Operating Costs
Accretion	$8,195	$8,641	$8,802
Depreciation	7,242	11,516	13,732
Total	$15,437	$20,157	$22,534

ARO operating costs for our continuing operations are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Part II	105

Reconciliations of the carrying amounts of our asset retirement obligations for the years ended December 31 are as follows:

in thousands	2011	2010
Asset Retirement Obligations
Balance at beginning of year	$162,730	$167,757
Liabilities incurred	1,738	2,501
Liabilities settled	(16,630)	(11,354)
Accretion expense	8,195	8,641
Revisions up (down), net	(2,054)	(4,815)
Balance at end of year	$153,979	$162,730

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

GOODWILL

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and other intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the years ended December 31, 2011, 2010 and 2009.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011, 2010 and 2009 are summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total

Gross Carrying Amount
Total as of December 31, 2009	$3,004,667	$0	$91,633	$252,664	$3,348,964
Goodwill of acquired businesses	716	0	0	0	716
Total as of December 31, 2010	$3,005,383	$0	$91,633	$252,664	$3,349,680
Goodwill of divested businesses	(10,300)	0	0	0	(10,300)
Total as of December 31, 2011	$2,995,083	$0	$91,633	$252,664	$3,339,380

Accumulated Impairment Losses
Total as of December 31, 2009	$0	$0	$0	($252,664)	($252,664)
Goodwill impairment loss	0	0	0	0	0
Total as of December 31, 2010	$0	$0	$0	($252,664)	($252,664)
Goodwill impairment loss	0	0	0	0	0
Total as of December 31, 2011	$0	$0	$0	($252,664)	($252,664)

Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2009	$3,004,667	$0	$91,633	$0	$3,096,300
Total as of December 31, 2010	$3,005,383	$0	$91,633	$0	$3,097,016
Total as of December 31, 2011	$2,995,083	$0	$91,633	$0	$3,086,716

Part II	106

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill that would reduce equity and result in an increase in our total debt as a percentage of total capital (42.6% as of December 31, 2011). The indenture governing our notes contains a covenant limiting our total debt as a percentage of total capital to 65%. We believe that it is highly unlikely that any potential write-down in goodwill would result in a violation of this covenant.

INTANGIBLE ASSETS

Intangible assets acquired in business combinations are stated at their fair value determined as of the date of acquisition. Costs incurred to renew or extend the life of existing intangible assets are capitalized. These capitalized renewal/extension costs were immaterial for the years presented. Intangible assets consist of contractual rights in place (primarily permitting and zoning rights), noncompetition agreements, favorable lease agreements, customer relationships and trade names and trademarks. Intangible assets acquired individually or otherwise obtained outside a business combination consist primarily of permitting, permitting compliance and zoning rights and are stated at their historical cost, less accumulated amortization, if applicable.

Historically, we have acquired intangible assets with only finite lives. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that closely reflects the pattern in which the economic benefits are consumed or otherwise realized. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no charges for impairment of intangible assets in the years ended December 31, 2011, 2010 and 2009.

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 are summarized below:

INTANGIBLE ASSETS

in thousands	2011	2010

Gross Carrying Amount
Contractual rights in place	$640,450	$628,707
Noncompetition agreements	1,430	2,200
Favorable lease agreements	16,677	16,677
Permitting, permitting compliance and zoning rights	76,956	69,631
Customer relationships	14,493	14,393
Trade names and trademarks	5,006	5,006
Other	3,200	3,200
Total gross carrying amount	$758,212	$739,814

Accumulated Amortization
Contractual rights in place	($35,748)	($29,100)
Noncompetition agreements	(841)	(1,308)
Favorable lease agreements	(2,031)	(1,531)
Permitting, permitting compliance and zoning rights	(12,880)	(11,083)
Customer relationships	(4,466)	(2,940)
Trade names and trademarks	(1,544)	(1,043)
Other	(3,200)	(1,116)
Total accumulated amortization	($60,710)	($48,121)
Total Intangible Assets Subject to Amortization, net	$697,502	$691,693
Intangible Assets with Indefinite Lives	0	0
Total Intangible Assets, net	$697,502	$691,693

Aggregate Amortization Expense for the Year	$14,032	$13,617

Part II	107

Estimated amortization expense for the five years subsequent to December 31, 2011 is as follows:

in thousands
Estimated Amortization Expense for Five Subsequent Years
2012	$11,104
2013	10,311
2014	10,505
2015	11,652
2016	12,783

NOTE 19: ACQUISITIONS AND

DIVESTITURES

2011 ACQUISITIONS AND DIVESTITURES

During the fourth quarter of 2011, we consummated a transaction resulting in an exchange of assets.

We acquired:

▪	three aggregates facilities

▪	one rail distribution yard

In return, we divested:

▪	two aggregates facilities

▪	one asphalt mix facility

▪	two ready-mixed concrete facilities

▪	one recycling operation

▪	undeveloped real property

Total consideration for the acquired assets of $35,406,000 includes the fair value of the divested assets plus $10,000,000 cash paid. We recognized a gain of $587,000, net of transaction related costs of $531,000, based on the fair value of the divested assets.

During the third quarter of 2011, we completed the sale of four aggregates facilities. The sale resulted in net cash proceeds at closing of $61,774,000, a receivable of $2,400,000 and a pretax gain on sale of $39,659,000. The book value of the divested operations included $10,300,000 of goodwill. Goodwill was allocated based on the relative fair value of the divested operations as compared to the relative fair value of the retained portion of the reporting unit.

In a separate 2011 transaction, we acquired ten ready-mixed concrete facilities for 432,407 shares of common stock valued at the closing date price of $42.85 per share (total consideration of $18,529,000 net of acquired cash). We issued 372,992 shares to the seller at closing and retained the remaining shares to fulfill certain working capital adjustments and indemnification obligations. As a result of this acquisition, we recognized $6,419,000 of amortizable intangible assets, none of which is expected to be deductible for income tax purposes. The amortizable intangible assets consist of contractual rights in place and will be amortized over an estimated weighted-average period of 20 years.

The purchase price allocations for the 2011 acquisitions are preliminary and subject to adjustment.

Part II	108

We previously determined that the sale of an aggregates facility and ready-mixed concrete facility located outside the United States would not close within the next twelve months. Thus, these assets no longer met the criteria for classification as held for sale. The property, plant & equipment of these foreign facilities was measured at the lower of fair value or carrying amount adjusted to recapture suspended depreciation. This facility is presented in the accompanying Consolidated Balance Sheets as of December 31, 2010 as assets held for sale and liabilities of assets held for sale. The major classes of assets and liabilities of assets classified as held for sale as of December 31 are as follows:

	$00,00000	$00,00000
in thousands	2011	2010
Held for Sale
Current assets	$0	$3,460
Property, plant & equipment, net	0	9,625
Other assets	0	122
Total assets held for sale	$0	$13,207
Current liabilities	$0	$116
Total liabilities of assets held for sale	$0	$116

2010 ACQUISITIONS AND DIVESTITURE

In 2010, we acquired the following assets for $70,534,000 (total cash consideration) net of acquired cash:

▪	twelve ready-mixed concrete facilities

▪	two aggregates facilities

The acquisition payments reported above included $5,000,000 of contingent consideration. The contingency was resolved during 2011 resulting in the seller’s retention of this payment.

As a result of these 2010 acquisitions, we recognized $716,000 of goodwill and $11,198,000 of amortizable intangible assets, all of which are expected to be fully deductible for income tax purposes. The amortizable intangible assets consist primarily of contractual rights in place and will be amortized using the unit-of-production method over an estimated weighted-average period of 40 years.

In 2010, we divested the following assets for $42,750,000 (total cash consideration):

▪	three aggregates facilities

Part II	109

NOTE 20: CORRECTION OF PRIOR

PERIOD FINANCIAL STATEMENT

In preparation for an Internal Revenue Service (IRS) exam during 2011, we identified improper deductions and errors in the calculation of taxable income for items primarily associated with the 2007 acquisition of Florida Rock. These items have been voluntarily submitted to the IRS for use in their examination.

The errors arose during periods prior to 2009, did not impact earnings or cash flows for any years presented and are not material to previously issued financial statements. As a result, we did not amend previously filed financial statements but have restated the affected Consolidated Balance Sheet and Consolidated Statements of Equity presented in this Form 10-K. The correction of these errors resulted in adjustments to the following 2008 opening balances:

▪	an increase to current deferred income tax assets of $910,000

▪	an increase to prepaid income taxes of $735,000

▪	an increase to current taxes payable of $16,676,000

▪	a decrease to non-current deferred income tax liabilities of $5,849,000

▪	a decrease to retained earnings of $9,182,000

	As of December 31, 2010
in thousands	As Reported	Correction	As Restated

Balance Sheet
Assets
Current deferred income taxes	$53,794	$910	$54,704
Prepaid expenses	19,374	735	20,109
Total current assets	772,106	1,645	773,751
Total assets	$8,337,891	$ 1,645	$8,339,536

Liabilities
Other accrued liabilities	$112,408	$16,676	$129,084
Total current liabilities	565,672	16,676	582,348
Noncurrent deferred income taxes	849,448	(5,849)	843,599
Total liabilities	$4,372,911	$10,827	$4,383,738

Equity
Retained earnings	$1,512,863	($9,182)	$1,503,681
Total equity	3,964,980	(9,182)	3,955,798
Total liabilities and equity	$8,337,891	$1,645	$8,339,536

Part II	110

NOTE 21: UNAUDITED

SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2011 and 2010:

	2011
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Net sales	$456,316	$657,457	$714,947	$578,189
Total revenues	487,200	701,971	760,752	614,627
Gross profit	(7,106)	100,840	115,780	74,355
Operating earnings (loss)	(61,184)	23,488	106,668	(5,528)
Earnings (loss) from continuing operations	(64,622)	(7,102)	22,412	(25,943)
Net earnings (loss)	(54,733)	(8,139)	19,959	(27,865)

Basic earnings (loss) per share from continuing operations	($0.50)	($0.05)	$0.17	($0.20)
Diluted earnings (loss) per share from continuing operations	(0.50)	(0.05)	0.17	(0.20)

Basic net earnings (loss) per share	($0.42)	($0.06)	$0.15	($0.22)
Diluted net earnings (loss) per share	(0.42)	(0.06)	0.15	(0.22)

	2010
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Net sales	$464,534	$692,758	$699,792	$548,832
Total revenues	493,264	736,152	743,204	586,242
Gross profit	894	122,335	126,747	50,750
Operating earnings (loss)	(36,770)	1,210	50,432	(29,412)
Earnings (loss) from continuing operations	(44,474)	(22,515)	10,591	(46,145)
Net earnings (loss)	(38,747)	(23,992)	13,246	(46,997)

Basic earnings (loss) per share from continuing operations	($0.35)	($0.18)	$0.08	($0.36)
Diluted earnings (loss) per share from continuing operations	(0.35)	(0.18)	0.08	(0.36)

Basic net earnings (loss) per share	($0.31)	($0.19)	$0.10	($0.37)
Diluted net earnings (loss) per share	(0.31)	(0.19)	0.10	(0.37)

Part II	111

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d -15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We are in the process of replacing our legacy information technology systems and have substantially completed the implementation of new financial reporting software, which is a major component of the replacement. We are also in the process of implementing a new quote to cash software system, which is another significant component of the replacement. The new information technology systems were a source for most of the information presented in this Annual Report on Form 10-K. We are continuing to work toward the full implementation of the new information technology systems.

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the fourth quarter of 2011.

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

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

Part II	112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the internal control over financial reporting of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and contained an explanatory paragraph making reference to the Company’s adoption in 2011 of Accounting Standards Update 2011-05, Presentation of Comprehensive Income.

Birmingham, Alabama

February 29, 2012

Part II	113

ITEM 9B

OTHER INFORMATION

None.

Part II	114

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Later this year, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2012 Proxy Statement”). The information under the headings “Election of Directors,” “Nominees for Election to the Board of Directors,” “Directors Continuing in Office,” “Corporate Governance of our Company and Practices of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2012 Proxy Statement is incorporated herein by reference. See also the information set forth above in Part I, Item I “Business” of this report.

ITEM 11

EXECUTIVE COMPENSATION

The information under the headings “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” included in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plans” and “Payment Upon Termination and Change in Control” included in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons” and “Director Independence” included in our 2012 Proxy Statement is hereby incorporated by reference.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Independent Registered Public Accounting Firm” in our 2012 Proxy Statement.

Part III	115

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial statements

The following financial statements are included herein on the pages shown below:

(a) (2) Financial statement schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

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

Part IV	116

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2012.

VULCAN MATERIALS COMPANY

By
Donald M. James
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

Daniel F. Sansone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 29, 2012

The following directors:

Philip J. Carroll, Jr.

Phillip W. Farmer

H. Allen Franklin

Ann McLaughlin Korologos

Douglas J. McGregor

Richard T. O’Brien

James T. Prokopanko

Donald B. Rice

Vincent J. Trosino

Kathleen Wilson-Thompson

Director Director Director Director Director Director Director Director Director Director

By
Robert A. Wason IV
	Attorney-in-Fact	February 29, 2012

Si.gnatures	117

EXHIBIT INDEX

Exhibit 3(a)	Certificate of Incorporation (Restated 2007) of Vulcan Materials Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007.[1]

Exhibit 3(b)	Amended and Restated By-Laws of Vulcan Materials Company effective as of December 11, 2009 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on December 11, 2009.[1]

Exhibit 4(a)	Supplemental Indenture No. 1 dated as of November 16, 2007, among Vulcan Materials Company, Legacy Vulcan Corp. and The Bank of New York, as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 21, 2007.[1]

Exhibit 4(b)	Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 11, 2007. [1]

Exhibit 4(c)	First Supplemental Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on December 11, 2007. [1]

Exhibit 4(d)	Second Supplemental Indenture dated June 20, 2008 between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2008.[1]

Exhibit 4(e)	Indenture dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284).[1]

Exhibit 10(a)	Underwriting Agreement, dated June 11, 2009, among the Company and Goldman Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, J. P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein filed as Exhibit 1.1 to the Company’s Report on Form 8-K filed on June 17, 2009. [1]

Exhibit 10(b)	Underwriting Agreement, dated June 17, 2008, among the Company and Banc of America Securities, LLC, Goldman, Sachs & Co., JP Morgan Securities, Inc. and Wachovia Capital Markets, LLC as Representatives of several underwriters named therein filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 20, 2008. [1]

Exhibit 10(c)	Credit Agreement dated as of December 15, 2011, among the Company and SunTrust Bank as administrative agent, and the Lenders and other parties named therein filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 19, 2011. [1]

Exhibit 10(d)	Amendment No. 1 to Credit Agreement dated as of January 27, 2011, among the Company and SunTrust Bank, as administrative agent, and the Lenders and other parties named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2012. [1]

Exhibit 10(e)	Purchase Agreement dated January 23, 2009, between the Company and Goldman, Sachs & Co. filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on January 29, 2009. [1]

Exhibit 10(f)	Third Supplemental Indenture dated February 3, 2009, between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007 filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed on March 2, 2009. [1]

Exhibit 10(g)	Exchange and Registration Rights Agreement dated February 3, 2009, between the Company and Goldman, Sachs & Co. filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K filed on March 2, 2009. [1]

Exhibit 10(h)	The Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit 10(i)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

E-1

Exhibit 10(j)	The Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 17, 2008. [1,2]

Exhibit 10(k)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006.[1,2]

Exhibit 10(l)	Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company.[2]

Exhibit 10(m)	The Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.[1,2]

Exhibit 10(n)	The Restricted Stock Plan for Nonemployee Directors of the Company, as amended, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit 10(o)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008.[1,2]

Exhibit 10(p)	Change of Control Employment Agreement Form (Double Trigger) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2008.[1,2]

Exhibit 10(q)	Change of Control Employment Agreement Form (Modified Double Trigger) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008.[1,2]

Exhibit 10(r)	Change of Control and Noncompetition Agreement between the Company and John R. McPherson dated October 7, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011. [1,2]

Exhibit 10(s)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008. [1,2]

Exhibit 10(t)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001. [1,2]

Exhibit 10(u)	Form Stock Option Award Agreement filed as Exhibit 10(o) to Legacy Vulcan Corp.’s Report on Form 8-K filed on December 20, 2005.[1,2]

Exhibit 10(v)	Form Director Deferred Stock Unit Award Agreement filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 17, 2008. [1,2]

Exhibit 10(w)	Form Performance Share Unit Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2010.[1,2]

Exhibit 10(x)	Form of Performance Share Unit Award Agreement (2012) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2012. [1,2]

Exhibit 10(y)	Form Stock Only Stock Appreciation Rights Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed on February 26, 2007.[1,2]

Exhibit 10(z)	Stock Only Stock Appreciation Rights Award Agreement between the Company and John R. McPherson dated November 9, 2011, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on November 15, 2011. [1,2]

Exhibit 10(aa)	Form Employee Deferred Stock Unit Award Amended Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 17, 2008. [1,2]

Exhibit 10(ab)	2011/2012 Compensation Decisions filed in the Company’s Current Report on Form 8-K filed on February 14, 2012. [1,2]

Exhibit 21	List of the Company’s subsidiaries as of December 31, 2012.

E-2

Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit 24	Powers of Attorney.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 95	MSHA Citations and Litigation.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1Incorporated by reference.

2Management contract or compensatory plan.

E-3