Form 10-Q
period 2012-03-31
Vulcan Materials CO
filed 2012-05-02
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at March 31, 2012
Common Stock, $1 Par Value	129,389,263

VULCAN MATERIALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31 in thousands, except per share data	March 31 2012	December 31 2011	March 31 2011

Assets
Cash and cash equivalents	$191,172	$155,839	$63,164
Restricted cash	0	81	109
Accounts and notes receivable
Accounts and notes receivable, gross	325,383	321,391	285,644
Less: Allowance for doubtful accounts	(7,207)	(6,498)	(7,518)
Accounts and notes receivable, net	318,176	314,893	278,126
Inventories
Finished products	271,634	260,732	257,522
Raw materials	23,819	23,819	26,570
Products in process	5,077	4,198	4,830
Operating supplies and other	40,803	38,908	40,265
Inventories	341,333	327,657	329,187
Current deferred income taxes	43,394	43,032	57,993
Prepaid expenses	24,574	21,598	25,035
Assets held for sale	0	0	13,281
Total current assets	918,649	863,100	766,895
Investments and long-term receivables	29,172	29,004	37,271
Property, plant & equipment
Property, plant & equipment, cost	6,698,952	6,705,546	6,729,220
Reserve for depreciation, depletion & amortization	(3,349,258)	(3,287,367)	(3,136,390)
Property, plant & equipment, net	3,349,694	3,418,179	3,592,830
Goodwill	3,086,716	3,086,716	3,097,016
Other intangible assets, net	695,852	697,502	701,046
Other noncurrent assets	135,956	134,813	105,378
Total assets	$8,216,039	$8,229,314	$8,300,436
Liabilities
Current maturities of long-term debt	$144,706	$134,762	$5,238
Short-term borrowings	0	0	300,000
Trade payables and accruals	125,101	103,931	119,702
Other current liabilities	211,286	167,560	209,662
Liabilities of assets held for sale	0	0	356
Total current liabilities	481,093	406,253	634,958
Long-term debt	2,669,752	2,680,677	2,427,596
Noncurrent deferred income taxes	704,166	732,528	807,029
Other noncurrent liabilities	615,421	618,239	534,418
Total liabilities	4,470,432	4,437,697	4,404,001
Other commitments and contingencies (Note 18)
Equity
Common stock, $1 par value	129,389	129,245	129,107
Capital in excess of par value	2,547,959	2,544,740	2,524,514
Retained earnings	1,281,080	1,334,476	1,416,486
Accumulated other comprehensive loss	(212,821)	(216,844)	(173,672)
Total equity	3,745,607	3,791,617	3,896,435
Total liabilities and equity	$8,216,039	$8,229,314	$8,300,436

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited in thousands, except per share data	Three Months Ended March 31
	2012	2011

Net sales	$499,851	$456,316
Delivery revenues	36,031	30,884
Total revenues	535,882	487,200
Cost of goods sold	477,893	463,422
Delivery costs	36,031	30,884
Cost of revenues	513,924	494,306
Gross profit	21,958	(7,106)

Selling, administrative and general expenses	64,912	77,516
Gain on sale of property, plant & equipment and businesses, net	6,526	454
Recovery from legal settlement (Note 19)	0	25,546
Exchange offer costs (Note 1)	(10,065)	0
Other operating income (expense), net	214	(2,562)
Operating loss	(46,279)	(61,184)

Other nonoperating income, net	3,098	1,382
Interest expense, net	52,266	42,250
Loss from continuing operations before income taxes	(95,447)	(102,052)
Benefit from income taxes	(38,397)	(37,430)
Loss from continuing operations	(57,050)	(64,622)
Earnings on discontinued operations, net of tax	4,997	9,889
Net loss	($52,053)	($54,733)

Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	938	1,450
Amortization of pension and postretirement plan actuarial loss and prior service cost	3,084	2,217
Other comprehensive income	4,022	3,667
Comprehensive loss	($48,031)	($51,066)

Basic earnings (loss) per share
Continuing operations	($0.44)	($0.50)
Discontinued operations	$0.04	$0.08
Net loss per share	($0.40)	($0.42)

Diluted earnings (loss) per share
Continuing operations	($0.44)	($0.50)
Discontinued operations	$0.04	$0.08
Net loss per share	($0.40)	($0.42)

Weighted-average common shares outstanding
Basic	129,593	129,078
Assuming dilution	129,593	129,078

Cash dividends declared per share of common stock	$0.01	$0.25

Depreciation, depletion, accretion and amortization	$85,167	$90,586

Effective tax rate from continuing operations	40.2%	36.7%

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited in thousands	Three Months Ended March 31
	2012	2011
Operating Activities
Net loss	($52,053)	($54,733)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	85,167	90,586
Net gain on sale of property, plant & equipment and businesses	(17,862)	(12,738)
Contributions to pension plans	(1,124)	(1,013)
Share-based compensation	1,877	3,676
Deferred tax provision	(30,966)	(50,563)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	45,828	68,374
Other, net	(1,723)	461
Net cash provided by operating activities	29,144	44,050
Investing Activities
Purchases of property, plant & equipment	(18,848)	(24,207)
Proceeds from sale of property, plant & equipment	10,750	592
Proceeds from sale of businesses, net of transaction costs	11,827	12,284
Other, net	31	400
Net cash provided by (used for) investing activities	3,760	(10,931)
Financing Activities
Net short-term borrowings	0	14,500
Payment of current maturities and long-term debt	(90)	(3,059)
Proceeds from issuance of common stock	0	191
Dividends paid	(1,295)	(32,265)
Proceeds from exercise of stock options	3,483	3,112
Other, net	331	25
Net cash provided by (used for) financing activities	2,429	(17,496)
Net increase in cash and cash equivalents	35,333	15,623
Cash and cash equivalents at beginning of year	155,839	47,541
Cash and cash equivalents at end of period	$191,172	$63,164

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

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2012 presentation.

UNSOLICITED EXCHANGE OFFER

In December 2011, Martin Marietta Materials, Inc. (Martin Marietta) commenced an unsolicited exchange offer for all outstanding shares of our common stock at a fixed exchange ratio of 0.50 shares of Martin Marietta common stock for each Vulcan common share and indicated its intention to nominate a slate of directors to our Board. After careful consideration, including a thorough review of the offer with its financial and legal advisors, our Board unanimously determined that Martin Marietta’s offer is inadequate, substantially undervalues Vulcan, is not in the best interests of Vulcan and its shareholders and has substantial risk. In response to Martin Marietta’s action, we incurred $10,065,000 of legal, professional and other costs in the first quarter of 2012.

CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS

In preparation for an Internal Revenue Service (IRS) exam during 2011, we identified improper deductions and errors in the calculation of taxable income for items primarily associated with the 2007 acquisition of Florida Rock. These items have been voluntarily submitted to the IRS for use in their examination.

The errors arose during periods prior to 2009, did not impact earnings or cash flows for any years presented and are not material to previously issued financial statements. As a result, we did not amend previously filed financial statements but have restated the affected Condensed Consolidated Balance Sheet presented in this Form 10-Q. The correction of these errors resulted in adjustments to the following opening balances:

¡	an increase to current deferred income tax assets of $910,000

¡	an increase to prepaid income taxes of $735,000

¡	an increase to current taxes payable of $16,676,000

¡	a decrease to noncurrent deferred income tax liabilities of $5,849,000

¡	a decrease to retained earnings of $9,182,000

A summary of the effects of the correction of the errors on our Condensed Consolidated Balance Sheet as of March 31, 2011, is presented in the table below:

	As of March 31, 2011
in thousands	As Reported	Correction	As Restated
Balance Sheet
Assets
Current deferred income taxes	$57,083	$910	$57,993
Prepaid expenses	24,300	735	25,035
Total current assets	765,250	1,645	766,895
Total assets	$8,298,791	$1,645	$8,300,436
Liabilities
Other current liabilities	$192,986	$16,676	$209,662
Total current liabilities	618,282	16,676	634,958

Noncurrent deferred income taxes	812,878	(5,849)	807,029
Total liabilities	$4,393,174	$10,827	$4,404,001
Equity

Retained earnings	$1,425,668	($9,182)	$1,416,486
Total equity	3,905,617	(9,182)	3,896,435
Total liabilities and equity	$8,298,791	$1,645	$8,300,436

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

In March 2012, we received a payment of $11,336,000 under the 5CP earn-out related to performance during the year ended December 31, 2011. During the first quarter of 2011, we received $12,284,000 under the 5CP earn-out related to the year ended December 31, 2010. Through March 31, 2012, we have received a total of $66,327,000 under the 5CP earn-out, a total of $33,226,000 in excess of the receivable recorded on the date of disposition.

We are liable for a cash transaction bonus payable to certain former key Chemicals employees. This transaction bonus is payable if cash receipts realized from the two earn-out agreements described above exceed an established minimum threshold. The bonus is payable annually based on the prior year’s results. We expect the 2012 payout will be $1,134,000 and have accrued this amount as of March 31, 2012. In comparison, we had accrued $1,228,000 as of March 31, 2011.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations during the three month periods ended March 31, 2012 and 2011. Results from discontinued operations are as follows:

	Three Months Ended March 31
in thousands	2012	2011
Discontinued Operations
Pretax earnings (loss) from results	($1,981)	$5,306
Gain on disposal, net of transaction bonus	10,203	11,056
Income tax provision	(3,225)	(6,473)
Earnings on discontinued operations, net of tax	$4,997	$9,889

The pretax loss from results of discontinued operations of $1,981,000 for the first quarter of 2012 was due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The first quarter 2011 pretax earnings from results of discontinued operations of $5,306,000 include a $7,500,000 pretax gain recognized on recovery from an insurer in lawsuits involving perchloroethylene. This gain was offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs.

NOTE 3: EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below:

	Three Months Ended March 31
in thousands	2012	2011
Weighted-average common shares outstanding	129,593	129,078
Dilutive effect of
Stock options/SOSARs	0	0
Other stock compensation plans	0	0
Weighted-average common shares outstanding, assuming dilution	129,593	129,078

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: three months ended March 31, 2012 — 461,000 and three months ended March 31, 2011 — 322,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price, are as follows:

	Three Months Ended March 31
in thousands	2012	2011
Antidilutive common stock equivalents	4,747	5,695

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

When projected taxable income for the full year is close to break-even the expected annual effective tax rate becomes volatile and will distort the income tax provision for an interim period. When this happens we calculate the income tax provision or benefit using the year-to-date effective tax rate in accordance with Accounting Standards Codification (ASC) 740-270-30-18. This cut-off method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess all positive and negative evidence to determine the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as:

¡	cumulative losses in recent years

¡	taxable income in prior carryback years, if carryback is permitted under tax law

¡	future reversal of existing taxable temporary differences against deductible temporary differences

¡	tax planning strategies

¡	future taxable income exclusive of reversing temporary differences

¡	the mix of taxable income in the jurisdictions in which we operate

Deferred tax assets are reduced by a valuation allowance if, based on an analysis of the factors above, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

In the first quarters of 2012 and 2011, we applied the year-to-date effective tax rate methodology discussed above in the determination of the income tax provision from continuing operations. We recorded income tax benefits from continuing operations of $38,397,000 (40.2% effective tax rate) in the first quarter of 2012 compared to $37,430,000 (36.7% effective tax rate) in the first quarter of 2011. The $967,000 increase in the tax benefit was due principally to our recognition in the first quarter of 2011 of unfavorable discrete income tax adjustments partially offset by the reduced pretax loss in the first quarter of 2012.

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

Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts in accumulated other comprehensive income (AOCI) are being amortized to interest expense over the term of the related debt. For the 12-month period ending March 31, 2013, we estimate that $6,254,000 of the pretax loss in AOCI will be reclassified to earnings.

The effects of changes in the fair values of derivatives designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Comprehensive Income are as follows:

	Location on	Three Months Ended March 31
in thousands	Statement	2012	2011
Cash Flow Hedges
Loss reclassified from AOCI (effective portion)	Interest expense	(1,575)	(1,995)

We use interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 forward component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method. During the three months ended March 31, 2012, $988,000 was amortized to earnings as a reduction to interest expense.

NOTE 6: FAIR VALUE MEASUREMENTS

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets that are subject to fair value measurements on a recurring basis are summarized below:

in thousands	Level 1
	March 31 2012	December 31 2011	March 31 2011
Fair Value Recurring
Rabbi Trust
Mutual funds	$14,591	$13,536	$13,594
Equities	8,641	7,057	10,144
Total	$23,232	$20,593	$23,738

in thousands	Level 2
	March 31 2012	December 31 2011	March 31 2011
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$455	$2,192	$1,323
Total	$455	$2,192	$1,323

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

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, current maturities of long-term debt, short-term borrowings, trade payables and other accrued expenses approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 5 and 10, respectively.

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2012 and 2011.

NOTE 7: OTHER COMPREHENSIVE INCOME (OCI)

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss), net of tax, are as follows:

in thousands	March 31 2012	December 31 2011	March 31 2011
Accumulated Other Comprehensive Loss
Cash flow hedges	($31,048)	($31,986)	($37,687)
Pension and postretirement plans	(181,773)	(184,858)	(135,985)
Total	($212,821)	($216,844)	($173,672)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings, are as follows:

	Three Months Ended March 31
in thousands	2012	2011
Reclassification Adjustment for Cash Flow Hedges
Interest expense	$1,555	$1,974
Benefit from income taxes	(617)	(524)
Total	$938	$1,450
Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$3,935	$2,241
Selling, administrative and general expenses	1,134	786
Benefit from income taxes	(1,985)	(810)
Total	$3,084	$2,217
Total reclassifications from AOCI to earnings	$4,022	$3,667

NOTE 8: EQUITY

In February 2011, we issued 372,992 shares (368,527 shares net of acquired cash) of common stock in connection with a business acquisition as described in Note 13.

We periodically sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

¡	three months ended March 31, 2012 — no shares issued

¡	twelve months ended December 31, 2011 — issued 110,881 shares for cash proceeds of $4,745,000

¡	three months ended March 31, 2011 — no shares issued

No shares were held in treasury as of March 31, 2012, December 31, 2011 and March 31, 2011. As of March 31, 2012, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

NOTE 9: BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost:

PENSION BENEFITS	Three Months Ended March 31
in thousands	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$5,587	$5,190
Interest cost	10,798	10,542
Expected return on plan assets	(12,195)	(12,370)
Amortization of prior service cost	69	85
Amortization of actuarial loss	4,882	2,824
Net periodic pension benefit cost	$9,141	$6,271
Pretax reclassification from AOCI included in net periodic pension benefit cost	$4,951	$2,909

OTHER POSTRETIREMENT BENEFITS	Three Months Ended March 31
in thousands	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1,166	$1,197
Interest cost	1,562	1,613
Amortization of prior service credit	(169)	(169)
Amortization of actuarial loss	287	287
Net periodic postretirement benefit cost	$2,846	$2,928
Pretax reclassification from AOCI included in net periodic postretirement benefit cost	$118	$118

The reclassifications from OCI noted in the tables above are related to amortization of prior service costs or credits and actuarial losses as shown in Note 7.

Prior contributions, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans through 2012.

NOTE 10: DEBT

Debt is summarized as follows:

in thousands	March 31 2012	December 31 2011	March 31 2011
Short-term Borrowings
Bank line of credit	$0	$0	$300,000
Total short-term borrowings	$0	$0	$300,000
Long-term Debt
Bank line of credit	$0	$0	$0
5.60% notes due 2012 [1]	134,521	134,508	299,801
6.30% notes due 2013 [2]	140,367	140,352	249,754
Floating-rate term loan due 2015	0	0	450,000
10.125% notes due 2015 [3]	153,284	153,464	149,612
6.50% notes due 2016 [4]	517,503	518,293	0
6.40% notes due 2017 [5]	349,874	349,869	349,856
7.00% notes due 2018 [6]	399,702	399,693	399,666
10.375% notes due 2018 [7]	248,562	248,526	248,424
7.50% notes due 2021 [8]	600,000	600,000	0
7.15% notes due 2037 [9]	239,547	239,545	249,326
Medium-term notes	16,000	16,000	21,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	1,098	1,189	1,395
Total long-term debt including current maturities	$2,814,458	$2,815,439	$2,432,834
Less current maturities of long-term debt	144,706	134,762	5,238
Total long-term debt	$2,669,752	$2,680,677	$2,427,596

Estimated fair value of long-term debt	$2,864,657	$2,796,504	$2,544,368

[1]

Includes decreases for unamortized discounts, as follows: March 31, 2012 — $36 thousand, December 31, 2011 — $49 thousand and March 31, 2011 — $199 thousand. The effective interest rate for these notes is 6.57%.

[2]

Includes decreases for unamortized discounts, as follows: March 31, 2012 — $77 thousand, December 31, 2011 — $92 thousand and March 31, 2011 — $246 thousand. The effective interest rate for these notes is 7.48%.

[3]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: March 31, 2012 — $3,604 thousand and December 31, 2011 — $3,802 thousand. Additionally, includes decreases for unamortized discounts, as follows: March 31, 2012 — $320 thousand, December 31, 2011 — $338 thousand, and March 31, 2011 $388 thousand. The effective interest rate for these notes is 9.59%.

[4]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: March 31, 2012 — $17,503 thousand and December 31, 2011 — $18,293 thousand. The effective interest rate for these notes is 6.02%.

[5]

Includes decreases for unamortized discounts, as follows: March 31, 2012 — $126 thousand, December 31, 2011 — $131 thousand and March 31, 2011 — $144 thousand. The effective interest rate for these notes is 7.41%.

[6]

Includes decreases for unamortized discounts, as follows: March 31, 2012 — $298 thousand, December 31, 2011 — $307 thousand and March 31, 2011 — $334 thousand. The effective interest rate for these notes is 7.87%.

[7]

Includes decreases for unamortized discounts, as follows: March 31, 2012 — $1,438 thousand, December 31, 2011 — $1,474 thousand and March 31, 2011 — $1,576 thousand. The effective interest rate for these notes is 10.62%.

[8]	The effective interest rate for these notes is 7.75%.

[9]

Includes decreases for unamortized discounts, as follows: March 31, 2012 — $641 thousand, December 31, 2011 — $643 thousand and March 31, 2011 — $674 thousand. The effective interest rate for these notes is 8.05%.

Our long-term debt is presented in the table above net of unamortized discounts from par and unamortized deferred gains realized upon settlement of interest rate swaps. Discounts, deferred gains and debt issuance costs are being amortized using the effective interest method over the respective terms of the notes.

The estimated fair value of long-term debt presented in the table above was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimates were based on Level 2 information (as defined in Note 6) available to us as of the respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

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

Borrowings under the $600,000,000 bank line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings bearing interest at LIBOR plus the margin are made for periods of 1, 2, 3 or 6 months, and may be extended. Borrowings bearing interest at the alternative rate are made on an overnight basis and may be extended each day. As of March 31, 2012, the applicable margin for LIBOR based borrowing was 1.75%.

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

In June 2011, we issued $1,100,000,000 of long-term notes in two series, as follows: $500,000,000 of 6.50% notes due in 2016 and $600,000,000 of 7.50% notes due in 2021. These notes were issued principally to:

¡	repay and terminate our $450,000,000 floating-rate term loan due in 2015

¡	fund the purchase through a tender offer of $165,443,000 of our outstanding 5.60% notes due in 2012 and $109,556,000 of our outstanding 6.30% notes due in 2013

¡	repay $275,000,000 outstanding under our revolving credit facility

¡	and for general corporate purposes

Unamortized deferred financing costs of $2,423,000 associated with the terminated $450,000,000 floating-rate term loan were recognized in June 2011 as a component of interest expense upon the termination of this floating-rate term loan.

The June 2011 purchases of the 5.60% and 6.30% notes cost $294,533,000, including a $19,534,000 premium above the $274,999,000 face value of the notes. This premium primarily reflects the trading price of the notes at the time of purchase relative to par value. Additionally, $4,711,000 of expense associated with a proportional amount of unamortized discounts, deferred financing costs and amounts accumulated in OCI was recognized in June 2011 upon the partial termination of the notes. The combined expense of $24,245,000 was recognized as a component of interest expense in June 2011.

The $600,000,000 bank line of credit contains limitations on liens, indebtedness, guarantees, certain restricted payments, and acquisitions and divestitures, and a minimum fixed charge coverage ratio that is only applicable if usage exceeds 90% of the lesser of $600,000,000 and the borrowing capacity derived from the sum of eligible accounts receivable and inventory.

The indentures governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. Our total debt as a percentage of total capital was 42.9% as of March 31, 2012, 42.6% as of December 31, 2011 and 41.2% as of March 31, 2011.

NOTE 11: ASSET RETIREMENT OBLIGATIONS

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three month periods ended March 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended March 31
in thousands	2012	2011
ARO Operating Costs
Accretion	$2,019	$2,172
Depreciation	1,864	1,541
Total	$3,883	$3,713

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended March 31
in thousands	2012	2011
Asset Retirement Obligations
Balance at beginning of period	$153,979	$162,730
Liabilities incurred	0	0
Liabilities settled	(621)	(2,332)
Accretion expense	2,019	2,172
Revisions up, net	25	21
Balance at end of period	$155,402	$162,591

NOTE 12: STANDBY LETTERS OF CREDIT

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue such letters of credit to back our obligations to pay or perform when required to do so according to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Our standby letters of credit as of March 31, 2012 are summarized in the table below:

in thousands	March 31 2012
Standby Letters of Credit
Risk management requirement for insurance claims	$44,083
Payment surety required by utilities	130
Contractual reclamation/restoration requirements	8,169
Financial requirement for industrial revenue bond	14,230
Total	$66,612

Since banks consider standby letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are automatically renewed unless cancelled with the approval of the beneficiary. All $66,612,000 of our outstanding standby letters of credit as of March 31, 2012, is backed by our $600,000,000 bank line of credit which expires December 15, 2016.

NOTE 13: ACQUISITIONS AND DIVESTITURES

During the first quarter of 2011, we acquired ten ready-mixed concrete facilities for 432,407 shares of common stock valued at the closing date price of $42.85 per share (total consideration of $18,529,000 net of acquired cash). We issued 372,992 shares to the seller at closing and retained the remaining shares to fulfill certain working capital adjustments and indemnification obligations. As a result of this acquisition, we recognized $6,419,000 of amortizable intangible assets, none of which is expected to be deductible for income tax purposes. The amortizable intangible assets consist of contractual rights in place and are amortized over an estimated weighted-average period of 20 years.

As of the end of the second quarter of 2011, we determined that the sale of an aggregates facility and a ready-mixed concrete facility located outside the United States would not close within the next twelve months. Thus, these assets no longer meet the criteria for classification as held for sale. The property, plant & equipment of these foreign facilities was measured at the lower of fair value or carrying amount adjusted to recapture suspended depreciation. The accompanying Condensed Consolidated Balance Sheets reflect our assets held for sale and liabilities of assets held for sale as of March 31, 2012, and as of December 31, 2011 and March 31, 2011 (facilities located outside the United States) as follows:

in thousands	March 31 2012	December 31 2011	March 31 2011
Held for Sale
Current assets	$0	$0	$3,429
Property, plant & equipment, net	0	0	9,737
Other assets	0	0	115
Total assets held for sale	$0	$0	$13,281
Current liabilities	$0	$0	$356
Total liabilities of assets held for sale	$0	$0	$356

NOTE 14: GOODWILL

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2012 and 2011.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment from December 31, 2011 to March 31, 2012 are summarized below:

GOODWILL in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Gross Carrying Amount
Total as of December 31, 2011	$2,995,083	$0	$91,633	$252,664	$3,339,380
Total as of March 31, 2012	$2,995,083	$0	$91,633	$252,664	$3,339,380
Accumulated Impairment Losses
Total as of December 31, 2011	$0	$0	$0	($252,664)	($252,664)
Total as of March 31, 2012	$0	$0	$0	($252,664)	($252,664)
Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2011	$2,995,083	$0	$91,633	$0	$3,086,716
Total as of March 31, 2012	$2,995,083	$0	$91,633	$0	$3,086,716

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not identified any events or changes in circumstances that indicate the fair value of any of our reporting units is below its carrying value, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill that would reduce equity and result in an increase in our total debt as a percentage of total capital (42.9% as of March 31, 2012). The indenture governing our notes contains a covenant limiting our total debt as a percentage of total capital to 65%. We believe that it is highly unlikely that any potential write-down in goodwill would result in a violation of this covenant.

NOTE 15: NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

AMENDMENTS ON FAIR VALUE MEASUREMENT REQUIREMENTS As of and for the interim period ended March 31, 2012, we adopted Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) and improving their understandability. Some of the requirements clarify the Financial Accounting Standards Board’s (FASB’s) intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.

AMENDMENTS ON GOODWILL IMPAIRMENT TESTING As of and for the interim period ended March 31, 2012, we adopted ASU No. 2011-08, “Testing Goodwill for Impairment” which amends the goodwill impairment testing guidance in Accounting Standards Codification 350-20, “Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing goodwill for impairment. The two-step impairment test would only be required if, on the basis of the qualitative factors, an entity determines that the fair value of the reporting unit is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revises the examples of events and circumstances that an entity should consider when determining if an interim goodwill impairment test is required. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.

ACCOUNTING STANDARD PENDING ADOPTION

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

NOTE 16: SEGMENT REPORTING

We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. The vast majority of our activities are domestic. We sell a relatively small amount of products outside the United States. Transactions between our reportable segments are recorded at prices approximating market levels. Management reviews earnings from the product line reporting segments principally at the gross profit level.

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended March 31
in millions	2012	2011
Total Revenues
Aggregates [1]
Segment revenues	$355.6	$331.6
Intersegment sales	(31.1)	(29.8)
Net sales	324.5	301.8
Concrete [2]
Segment revenues	92.5	82.2
Intersegment sales	(0.5)	0.0
Net sales	92.0	82.2
Asphalt Mix
Segment revenues	71.4	64.7
Intersegment sales	0.0	0.0
Net sales	71.4	64.7
Cement [3]
Segment revenues	20.5	16.5
Intersegment sales	(8.5)	(8.9)
Net sales	12.0	7.6
Total
Net sales	499.9	456.3
Delivery revenues	36.0	30.9
Total revenues	$535.9	$487.2
Gross Profit
Aggregates	$34.0	$10.7
Concrete	(12.3)	(14.4)
Asphalt Mix	(0.6)	(0.2)
Cement	0.9	(3.2)
Total	$22.0	($7.1)
Depreciation, Depletion, Accretion and Amortization
Aggregates	$64.9	$70.1
Concrete	12.1	13.0
Asphalt Mix	2.4	2.0
Cement	4.4	4.3
Corporate and other unallocated	1.4	1.2
Total	$85.2	$90.6

[1] Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.
[2] Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.
[3] Includes cement and calcium products.

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended March 31
in thousands	2012	2011
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$175	$4,448
Income taxes	1,816	(35,938)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	3,895	6,378
Amounts referable to business acquisition (Note 13)
Liabilities assumed	0	14,330
Fair value of equity consideration	0	18,898

NOTE 18: COMMITMENTS AND CONTINGENCIES

In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT) alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. In 2010, we settled this lawsuit for $40,000,000 and recognized the full charge pending arbitration with our insurers. In the first and third quarters of 2011, we were awarded $25,546,000 and $24,111,000, respectively, in payment of the insurers’ share of the settlement amount, attorneys’ fees and interest.

In December 2011, Martin Marietta made public an unsolicited exchange offer to acquire Vulcan and subsequently commenced an exchange offer for all outstanding shares of our common stock and initiated a proxy fight to elect a slate of directors to our Board. We are involved in a number of legal proceedings related to Martin Marietta’s unsolicited exchange offer as described in Part II, Item 4, Legal Proceedings.

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

SHAREHOLDER LITIGATION

Four putative class-action complaints challenging Vulcan’s response to the exchange offer have been filed against Vulcan and its directors. Three of these complaints were filed in the United States District Court for the District of New Jersey: City of Southfield Police & Fire Retirement Systems v. Carroll, et al., No. 11-cv-07416 (the “Southfield Action”); Louisiana Municipal Police Employees’ Retirement System v. Carroll, et al., No. 11-cv-7571 (the “Louisiana Municipal Action”); and Stationary Engineers Local 39 Pension Trust Fund v. Carroll, et al., No. 12-cv-00349 (the “Stationary Engineers Action”). The fourth complaint was filed in the United States District Court for the Northern District of Alabama, Southern Division: KBC Asset Management NV v. James, et al., No. 11-cv-04323 (the “KBC Action”).

Each of the above-named putative class-action complaints has been brought on behalf of a putative class of Vulcan shareholders and alleges that the Company’s directors breached their fiduciary duties in connection with their response to the exchange offer. The complaints filed in the KBC and Stationary Engineers Actions also purport to assert claims derivatively on behalf of Vulcan. All four putative class-action complaints seek, among other things, an injunction barring the named defendants from adopting any defensive measures in connection with the exchange offer, as well as attorneys’ fees and costs. Plaintiffs in the Southfield and Louisiana Municipal Actions also seek a declaration that neither the New Jersey Shareholders Protection Act nor Article VIII.A of Vulcan’s Charter is applicable to the exchange offer.

On January 27, 2012, the federal court in New Jersey entered an order consolidating the Southfield, Louisiana Municipal and Stationary Engineers Actions in the District of New Jersey. On February 1, 2012, Vulcan filed a motion to transfer venue in the KBC Action to the District of New Jersey. On February 15, 2012, on stipulation of the parties, the New Jersey court ordered plaintiffs to file a consolidated complaint within a “reasonable time” after the actions were consolidated. On February 28, 2012, the Alabama court granted Vulcan’s motion and transferred the KBC Action to the District of New Jersey.

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

PERCHLOROETHYLENE CASES

We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending all of these cases, which are listed below:

¡

CALIFORNIA WATER SERVICE COMPANY — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al., now pending in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water wells in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. As a result of the discovery to date, which has focused principally on issues such as legal injury (as defined by the maximum contaminant level for perc) and the statute of limitations, the number of wells at issue has been reduced from 244 to 13. Discovery has commenced on dry cleaners in the vicinity of the wells. At this time, plaintiffs have not established that we are liable for any alleged contamination of a specific well.

¡

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

¡

SUFFOLK COUNTY WATER AUTHORITY — On July 29, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its breakdown products “have been and are contaminating and damaging Plaintiff's drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. The court recently ruled that any detectable amount of perc in a well constitutes a legal injury. Discovery is ongoing. At this time, plaintiffs have not established that our perc was used at any specific dry cleaner, or that we are liable for any alleged contamination.

¡

ADDAIR — This is a purported class action case for medical monitoring and personal injury damages styled Addair et al. v. Processing Company, LLC, et al., pending in the Circuit Court of Wyoming County, West Virginia. The plaintiffs allege various personal injuries from exposure to perc used in coal sink labs. By Order dated September 20, 2011, the Court denied class action certification. The Court recently granted defendants’ motion for summary judgment and entered a dismissal of all plaintiffs’ claims with prejudice. Since there is no further liability associated with this matter, we will not report on it in future filings.

¡

WEST VIRGINIA COAL SINK LAB LITIGATION — This is a mass tort action consisting of over 100 cases filed in 17 different counties in West Virginia from September 1 to October 13, 2010, for medical monitoring and personal injury damages for exposure to perc and carbon tetrachloride used in coal sink labs. The West Virginia Supreme Court of Appeals, in an order entered January 19, 2011, transferred all of these cases (referred to as Jeffrey Blount v. Arkema, Inc., et al.) to the West Virginia Mass Litigation Panel. The Court has entered a dismissal of all plaintiffs’ claims, with prejudice, in this case. Cross-claims by another defendant are still active.

¡

SANTARSIERO — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. We were brought in as a third-party defendant by original defendant R.V. Davies. The plaintiff, who was alleging perc exposure, is now deceased. The case has been stayed pending further information about this development.

¡

R.R. STREET INDEMNITY — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several of these litigation matters, as well as some prior litigation which we have now settled. National Union alleges that we are obligated to contribute to National Union's share of defense fees, costs and any indemnity payments made on Street's behalf. We have had discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.

FLORIDA ANTITRUST LITIGATION

Our subsidiary, Florida Rock Industries, Inc., was named as a defendant in a number of class action lawsuits filed in the United States District Court for the Southern District of Florida. There were two consolidated amended complaints: (1) on behalf of direct independent ready-mixed concrete producers, and (2) on behalf of indirect users of ready-mixed concrete. The other defendants included Cemex Inc., Tarmac America LLC, and VCNA Prestige Ready-Mix Florida, Inc. The complaints alleged various violations under the federal antitrust laws. The trial court denied plaintiffs’ motions to certify both the direct and the indirect plaintiffs’ lawsuits as class actions, and dismissed the class allegations. Shortly thereafter, the indirect plaintiffs dismissed their lawsuit and the defendants reached a settlement with the direct plaintiffs and that case has been dismissed. Since these cases have been dismissed, we will not report on them in future filings.

LOWER PASSAIC RIVER MATTERS

¡

NJDEP LITIGATION — In 2009, Vulcan and over 300 other parties were named as third-party defendants in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case originally brought by the New Jersey Department of Environmental Protection (NJDEP) in the New Jersey Superior Court. Vulcan was brought into the suit due to alleged discharges to the Lower Passaic River (River) from the former Chemicals Division - Newark Plant. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief. This case is in the discovery stage, and a liability trial is scheduled for April 2013, and a separate damages trial, if required, is scheduled for January 2014. At this time, we cannot reasonably estimate our liability related to this case because it is unclear what contaminants and legal issues will be presented at trial and the extent to which the Newark operation may have impacted the River.

¡

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

OVERVIEW

Vulcan provides the basic materials for the infrastructure needed to expand the U.S. economy. We are the nation's largest producer of construction aggregates, primarily crushed stone, sand and gravel. We also are a major producer of asphalt mix and ready-mixed concrete as well as a leading producer of cement in Florida.

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

We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available high quality aggregates. We serve these markets from inland quarries — shipping by barge and rail — and from our quarry on Mexico's Yucatan Peninsula. We transport aggregates from Mexico to the U.S. principally on our three Panamax-class, self-unloading ships.

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

EXECUTIVE SUMMARY

FINANCIAL HIGHLIGHTS FOR FIRST QUARTER 2012

¡	Net sales increased $43.5 million, or 10%, from the prior year reflecting sales growth in every segment

¡	Unit shipments increased in every major product line, including a 10% increase in aggregates shipments

¡	Aggregates segment net sales increased $22.7 million, reflecting higher shipments

¡

Gross profit increased $29.1 million and gross profit margin as a percentage of net sales increased 6 percentage points (600 basis points) from the first quarter of 2011 reflecting the favorable earnings effect of improved productivity and cost reduction

¡	Gross profit from the Aggregates segment increased $23.3 million, reflecting higher shipments as well as lower unit cost of sales due to improved productivity

¡	All key labor and energy efficiency metrics for the Aggregates segment improved for the quarter, and more than offset an 11% increase in the unit cost of diesel fuel

¡	Gross profit from the non-aggregates segments improved by $5.8 million, reflecting cost reduction initiatives

¡	Earnings from continuing operations were a loss of $0.44 per diluted share as compared to a loss of $0.50 per share in the first quarter of 2011

¡

First quarter 2012 results include a charge of $0.05 per diluted share related to the unsolicited exchange offer from Martin Marietta and a gain of $0.03 per diluted share on the sale of real estate in California

¡	First quarter 2011 results include a benefit of $0.12 per diluted share related to a recovery from legal settlement

¡	Adjusting for the aforementioned items, earnings from continuing operations were a loss of $0.42 per diluted share as compared to a loss of $0.62 per diluted share in the same period last year

¡	EBITDA was $42.0 million, a 36% increase from the first quarter of 2011

¡

Excluding first quarter of 2012’s $10.1 million of costs related to the unsolicited exchange offer and $6.0 million gain related to the sale of real estate in California and first quarter of 2011’s $25.5 million of gain related to the recovery from legal settlement, Adjusted EBITDA increased to $46.1 million in the first quarter of 2012 from $5.3 million in the prior year

¡	Selling, administrative and general (SAG) expenses were $12.6 million, or 16%, lower than in the prior year

¡	SAG expenses were lower due mainly to cost reduction initiatives undertaken in 2011

Our aggregates business delivered another quarter of strong improvement and the non-aggregates businesses continued to make progress. These results reflect the continued recovery of our markets and the benefits of our strong earnings leverage. In particular, higher aggregates shipments and lower unit cost of sales drove a 6.4 percentage point (640 basis point) improvement in Aggregates segment gross profit as a percentage of segment revenues. Demand for our products was solid during the quarter due primarily to public infrastructure projects and some recovery in private sector construction work. Results in the quarter were aided by favorable weather conditions. Our focus on improving earnings through price and cost leadership, and the continued execution of the Profit Enhancement Plan and Planned Asset Sales, position us to further benefit from a recovery in demand in 2012.

During the quarter, we made steady progress on the Profit Enhancement Plan announced in February. We have identified and begun to prioritize further opportunities for savings in General and Administrative (G&A), sourcing, and transportation and logistics. As a result, we are on track to improve our profitability (as measured by EBITDA) by $100 million annually at current volumes. As previously reported, $25 million is expected to be achieved in 2012, $75 million in 2013 and the full $100 million in 2014. These enhancements would be in addition to the $55 million in run-rate overhead reductions achieved through actions in 2011.

In addition, we continue to implement the Planned Asset Sales announced in February and are pleased with the level of interest and activity surrounding the process. Sales will be made from a broad portfolio of assets that are not central to our strategy. We continue to expect net proceeds of approximately $500 million from the sale of assets by mid-2013.

We remain focused on executing our initiatives, which will generate higher levels of earnings and cash flow, further improve our operating leverage, reduce overhead costs and strengthen our credit profile — all of which will enable us to restore a meaningful dividend as rapidly as possible. In summary, we are very encouraged in the continued signs of recovery we are seeing in the construction sector of the U.S. economy and in our businesses. We believe that we have tremendous upside potential as the economy improves and we continue reaping the benefits of strategic investments we have made in our ERP system and through our Profit Enhancement Plan.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Generally Accepted Accounting Principles (GAAP) does not define “free cash flow” and “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP and EBITDA should not be considered as an alternative to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analysis, and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company's ability to incur and service debt. We use free cash flow, EBITDA and other such measures to assess the operating performance of our various business units and the consolidated company. We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

FREE CASH FLOW

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended March 31
in millions	2012	2011
Net cash provided by operating activities	$29.1	$44.1
Purchases of property, plant & equipment	(18.8)	(24.3)
Free cash flow	$10.3	$19.8

EBITDA AND ADJUSTED EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended March 31
in millions	2012	2011
Net loss	($52.1)	($54.7)
Benefit from income taxes	(38.4)	(37.4)
Interest expense, net	52.3	42.3
Earnings on discontinued operations, net of taxes	(5.0)	(9.9)
Depreciation, depletion, accretion and amortization	85.2	90.5
EBITDA	$42.0	$30.8
Gain on sale of real estate in California	($6.0)	$0.0
Recovery from legal settlement	0.0	(25.5)
Exchange offer costs	10.1	0.0
Adjusted EBITDA	$46.1	$5.3

RESULTS OF OPERATIONS

Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table shows net earning in relationship to net sales, cost of goods sold, operating earnings, EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULTS

	Three Months Ended March 31
in millions, except per share data	2012	2011
Net sales	$499.9	$456.3
Cost of goods sold	477.9	463.4
Gross profit	$22.0	($7.1)
Operating loss	($46.3)	($61.2)
Loss from continuing operations before income taxes	($95.4)	($102.1)
Loss from continuing operations	($57.1)	($64.6)
Earnings on discontinued operations, net of taxes	5.0	9.9
Net loss	($52.1)	($54.7)
Basic earnings (loss) per share
Continuing operations	($0.44)	($0.50)
Discontinued operations	0.04	0.08
Basic net loss per share	($0.40)	($0.42)
Diluted earnings (loss) per share
Continuing operations	($0.44)	($0.50)
Discontinued operations	0.04	0.08
Diluted net loss per share	($0.40)	($0.42)
EBITDA	$42.0	$30.8
Adjusted EBITDA	$46.1	$5.3

FIRST QUARTER 2012 COMPARED TO FIRST QUARTER 2011

First quarter net sales were $499.9 million, up 10% from the first quarter of 2011. Shipments were up in all major products: aggregates +10%, ready-mixed concrete +12%, asphalt mix +3% and cement +23%. The average unit sales price increased in all products with the exception of aggregates where a less favorable product mix resulted in a 1% decline in overall pricing.

Results for the first quarter were a net loss of $52.1 million or $0.40 per diluted share compared to a net loss of $54.7 million or $0.42 per diluted share in the first quarter of 2011. Gross profit increased $29.1 million reflecting the growth in net sales coupled with lower unit costs despite a $3.1 million unfavorable diesel price variance. The current quarter’s results include a pretax charge of $10.1 million related to the unsolicited exchange offer and a $6.0 million gain related to the sale of real estate in California while the first quarter 2011 results include a pretax gain of $25.5 million related to the recovery from legal settlement (see Note 18 to the condensed consolidated financial statements).

CONTINUING OPERATIONS — Changes in loss from continuing operations before income taxes for the first quarter of 2012 versus the first quarter of 2011 are summarized below:

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

First quarter 2011	($102.1)
Higher aggregates earnings due to
Higher volumes	15.0
Lower selling prices (primarily product mix)	(2.5)
Lower costs and other items	10.8
Higher concrete earnings	2.1
Lower asphalt mix earnings	(0.4)
Higher cement earnings	4.1
Lower selling, administrative and general expenses	12.6
Higher gain on sale of property, plant & equipment and businesses	6.0
IDOT - 2011 recovery	(25.5)
Exchange offer costs - 2012	(10.1)
Higher interest expense	(10.0)
All other	4.6
First quarter 2012	($95.4)

Gross profit for the Aggregates segment was $34.0 million in the first quarter of 2012 compared to $10.7 million in the first quarter of 2011. Growth in aggregates shipments across almost all geographic markets coupled with lower unit cost of sales led to a sharp increase in this segment’s gross profit margin (9.6% vs. 3.2%) as a percentage of segment revenues. Aggregates shipments increased 10% from the prior year. Our aggregates businesses in California and Virginia continued to achieve strong volume gains from the prior year. Our aggregates businesses in eight other states also achieved double-digit volume gains over the prior year’s first quarter, most notably key states of Florida, Texas and Alabama. These increases were due mainly to large infrastructure project work — primarily highways — some improvement in private construction activity and favorable weather conditions. The average sales price for aggregates decreased 1% from the prior year’s first quarter due mostly to a less favorable product mix. All key labor productivity and energy efficiency metrics improved from the prior year, more than offsetting an 11% increase in the unit cost for diesel fuel.

The Concrete segment gross profit was a loss of $12.3 million versus a loss of $14.4 million in the prior year. Ready-mixed concrete volumes increased 12% from the prior year. The average sales price increased 1% from the prior year, contributing to improved unit materials margin.

Asphalt Mix segment gross profit was a loss of $0.6 million, approximating the prior year’s break-even earnings. The average sales price for asphalt mix increased 6%, offsetting most of the earnings effect of a 16% increase in liquid asphalt cost. Asphalt mix volume increased 3% from the prior year’s first quarter.

The Cement segment gross profit was $0.9 million, an improvement of $4.1 million from the prior year due to increased volumes and lower operating costs.

SAG expenses in the first quarter were $12.6 million lower than the prior year benefitting from the cost reduction initiatives undertaken in 2011.

Gain on sale of property, plant & equipment and businesses was $6.5 million in the first quarter of 2012 compared to $0.5 million in the first quarter of 2011. This increased gain resulted primarily from the sale of real estate in California.

The $25.5 million in recovery from a legal settlement included in the prior year’s first quarter results reflects an arbitration award from insurers related to the lawsuit settled in 2010 with the Illinois Department of Transportation (IDOT). For additional details, see Note 18 to the condensed consolidated financial statements.

The $10.1 million of exchange offer costs in the current year’s first quarter reflects legal, professional and other costs incurred in response to an unsolicited exchange offer. For additional details, see Note 1 to the condensed consolidated financial statements.

Net interest expense was $52.3 million in the first quarter of 2012 compared to $42.3 million in the first quarter of 2011. This increase was due primarily to higher interest rates, and somewhat to a higher level of debt, stemming from the June 2011 debt refinancing. In June 2011, we replaced $725.0 million of debt accruing interest at a floating rate based on LIBOR with debt accruing interest at a weighted-average fixed rate of 7.05%

We recorded income tax benefits from continuing operations of $38.4 million (40.2% effective tax rate) in the first quarter of 2012 compared to $37.4 million (36.7% effective tax rate) in the first quarter of 2011. In both of these quarters, we were required to apply the year-to-date effective tax rate methodology to calculate the income tax benefit as discussed in Note 4 to the condensed consolidated financial statements. The $1.0 million increase in the tax benefit was due principally to our recognition in the first quarter of 2011 of unfavorable discrete income tax adjustments partially offset by the reduced pretax loss in the first quarter of 2012.

Results from continuing operations were a loss of $0.44 per diluted share compared to a loss of $0.50 per diluted share in the first quarter of 2011.

DISCONTINUED OPERATIONS — First quarter 2012 pretax earnings from discontinued operations of $8.2 million were a result of a $10.2 million 5CP earn-out gain (net of transaction costs) partially offset by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. First quarter 2011 pretax earnings from discontinued operations of $16.4 million were a result of an $11.1 million 5CP earn-out gain (net of transaction costs) and a $7.5 million pretax gain on recovery from an insurer in a lawsuit involving perchloroethylene. These first quarter 2011 earnings were partially offset by general and product liability costs, including legal defense costs, and environmental remediation costs. For additional details, see Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a bank line of credit and access to the capital markets. Additional financial resources include the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these financial resources are sufficient to fund our future business requirements, including:

¡	cash contractual obligations

¡	capital expenditures

¡	debt service obligations

¡	potential future acquisitions

¡	dividend payments

We actively manage our capital structure and resources in order to minimize the cost of capital while properly managing financial risk. We seek to meet these objectives by adhering to the following principles:

¡	maintain substantial bank line of credit borrowing capacity

¡	use the bank line of credit only for seasonal working capital requirements and other temporary funding requirements

¡	proactively manage our long-term debt maturity schedule such that repayment/refinancing risk in any single year is low

¡	avoid financial and other covenants that limit our operating and financial flexibility

¡	opportunistically access the capital markets when conditions and terms are favorable

CASH

Included in our March 31, 2012 cash and cash equivalents balance of $191.2 million is $46.3 million of cash held at one of our foreign subsidiaries. The vast majority of this $46.3 million of cash relates to earnings prior to January 1, 2012 and would not be available to fund domestic operations because earnings prior to January 1, 2012 are permanently reinvested offshore.

CASH FROM OPERATING ACTIVITIES

Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Three Months Ended March 31
in millions	2012	2011
Net loss	($52.1)	($54.7)
Depreciation, depletion, accretion and amortization	85.2	90.6
Net gain on sale of property, plant & equipment and businesses	(17.9)	(12.7)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	45.8	68.4
Other operating cash flows, net	(31.9)	(47.5)
Net cash provided by operating activities	$29.1	$44.1

As noted in the table above, net cash provided by operating activities was down $15.0 million for the three months ended March 31, 2012 compared to the same period of 2011. At $33.1 million, net earnings before noncash deductions for depreciation, depletion, accretion and amortization for the first quarter of 2012 was essentially flat compared to the $35.9 million in the first quarter of 2011. Cash provided by changes in assets and liabilities before initial effects of business acquisitions and dispositions decreased $22.6 million in 2012 compared to the same three month period of 2011. A significant improvement in sales resulted in a comparative increase in accounts and notes receivable which more than accounted for the $22.6 million decrease.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities was $3.8 million during the three months ended March 31, 2012, a $14.7 million increase compared to the same period in the prior year. This increase in investing cash flow resulted largely from $10.2 million of higher proceeds from sale of property, plant & equipment and a $5.4 million reduction in purchases of property, plant & equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $2.4 million during the three months ended March 31, 2012, an increase of $19.9 million compared to the first quarter of 2011. This increase in financing cash flow resulted largely from a $31.0 million reduction in dividends paid (dividend rate of $0.01 per share vs. $0.25 per share) partially offset by a $14.5 million decrease in net short-term borrowings.

DEBT

Our weighted-average interest rates, total debt as a percentage of total capital and percentage of floating and fixed rate debt are summarized below:

dollars in millions	March 31 2012	December 31 2011	March 31 2011
Debt
Current maturities of long-term debt	$144.7	$134.8	$5.2
Short-term borrowings	0.0	0.0	300.0
Long-term debt	2,669.8	2,680.7	2,427.6
Total debt	$2,814.5	$2,815.5	$2,732.8
Capital
Total debt	$2,814.5	$2,815.5	$2,732.8
Equity [1]	3,745.6	3,791.6	3,896.4
Total capital	$6,560.1	$6,607.1	$6,629.2
Weighted-average Interest Rates
Bank line of credit	n/a	n/a	0.60%
Long-term debt excluding bank line of credit	7.30%	7.30%	7.07%
Total Debt as a Percentage of
Total Capital	42.9%	42.6%	41.2%
Total Debt — Percentage of
Floating-rate debt	0.5%	0.5%	28.0%
Fixed-rate debt	99.5%	99.5%	72.0%

[1] As restated for March 31, 2011, see Note 1 to the condensed consolidated financial statements.

Our $144.7 million of current maturities of long-term debt as of March 31, 2012 is due as follows:

in millions	Current Maturities
Second quarter 2012	$0.0
Third quarter 2012	0.0
Fourth quarter 2012	134.7
First quarter 2013	10.0

We expect to retire the current maturities using existing cash, cash generated from operations, or by drawing on our bank line of credit.

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

Utilization of the borrowing capacity under our bank line of credit as of March 31, 2012:

¡	none was drawn

¡	$66.6 million was used to provide backup for outstanding standby letters of credit

Borrowings under the $600.0 million bank line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings bearing interest at LIBOR plus the margin are made for periods of 1, 2, 3 or 6 months, and may be extended. Borrowings bearing interest at an alternative rate are made on an overnight basis and may be extended each day. Letters of credit issued under the $600.0 million bank line of credit are charged a fee equal to the applicable margin for borrowings. As of March 31, 2012, the applicable margin was 1.75%.

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

In June 2011, we issued $1.1 billion of long-term notes in two series, as follows: $500.0 million of 6.50% notes due in 2016 and $600.0 million of 7.50% notes due in 2021. These notes were issued principally to:

¡	repay and terminate our $450.0 million floating-rate term loan due in 2015

¡	fund the purchase through a tender offer of $165.4 million of our outstanding 5.60% notes due in 2012 and $109.6 million of our outstanding 6.30% notes due in 2013

¡	repay $275.0 million outstanding under our bank line of credit

¡	and for general corporate purposes

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

The indentures governing our notes contain a covenant limiting our total debt as a percentage of total capital to 65%. Our total debt as a percentage of total capital was 42.9% as of March 31, 2012, compared with 42.6% as of December 31, 2011 and 41.2% as of March 31, 2011.

DEBT RATINGS

Our short-term debt rating/outlook as of March 31, 2012 was:

¡	Moody’s — not prime/negative (rating dated September 16, 2011; outlook changed from stable to negative)

In October 2011, Standard and Poor’s withdrew our short-term debt rating/outlook at our request. The rating (B/negative) was deemed unnecessary as we had no outstanding commercial paper and access to the commercial paper market was unavailable at the current credit rating.

Our long-term debt ratings/outlooks as of March 31, 2012 were:

¡	Standard and Poor’s — BB/watch positive (rating dated December 13, 2011; outlook changed from negative to watch positive)

¡	Moody’s — Ba2/negative (rating dated September 16, 2011; downgraded from Ba1/stable)

Subsequent to the December 2011 unsolicited exchange offer from Martin Marietta, Moody’s placed our ratings under review with direction uncertain.

EQUITY

Our common stock issuances are summarized below:

in thousands	March 31 2012	December 31 2011	March 31 2011
Common stock shares at beginning of year issued and outstanding	129,245	128,570	128,570
Common Stock Issuances
Acquisition	0	373	373
401(k) savings and retirement plan	0	111	0
Share-based compensation plans	144	191	164
Common stock shares at end of period issued and outstanding	129,389	129,245	129,107

In the first quarter of 2011, we issued 0.4 million shares of common stock in connection with a business acquisition as explained in Note 13 to the condensed consolidated financial statements.

We periodically sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants' elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the periods presented were:

¡	three months ended March 31, 2012 — no shares issued

¡	twelve months ended December 31, 2011 — issued 0.1 million shares for cash proceeds of $4.7 million

¡	three months ended March 31, 2011 — no shares issued

There were no shares held in treasury as of March 31, 2012, December 31, 2011 and March 31, 2011. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of March 31, 2012.

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 12 to the condensed consolidated financial statements.

CASH CONTRACTUAL OBLIGATIONS

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2012.

NEW ACCOUNTING STANDARDS

For a discussion of the accounting standards recently adopted or pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 15 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to:

¡

cost reductions, profit enhancements and asset sales, as well as streamlining and other strategic actions we adopted, will not be able to be realized to the desired degree or within the desired time period and that the results thereof will differ from those anticipated or desired;

¡	uncertainties as to the timing and valuations that may be realized or attainable with respect to intended asset sales;

¡	future events relating to Martin Marietta’s unsolicited offer to acquire us;

¡	general economic and business conditions;

¡	the timing and amount of federal, state and local funding for infrastructure;

¡	the lack of a multi-year federal highway funding bill with an automatic funding mechanism;

¡	the reluctance of state departments of transportation to undertake federal highway projects without a reliable method of federal funding;

¡	the impact of a prolonged economic recession on our business and financial condition and access to capital markets;

¡	changes in the level of spending for private residential and nonresidential construction;

¡	the highly competitive nature of the construction materials industry;

¡	the impact of future regulatory or legislative actions;

¡	the outcome of pending legal proceedings;

¡	pricing of our products;

¡	incurred and potential costs associated with Martin Marietta’s unsolicited exchange offer and proxy contest;

¡	weather and other natural phenomena;

¡	energy costs;

¡	costs of hydrocarbon-based raw materials;

¡	healthcare costs;

¡	the amount of long-term debt and interest expense we incur;

¡	changes in interest rates;

¡	the impact of our below investment grade debt rating on our cost of capital;

¡	volatility in pension plan asset values which may require cash contributions to the pension plans;

¡	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses;

¡	our ability to secure and permit aggregates reserves in strategically located areas;

¡	our ability to manage and successfully integrate acquisitions;

¡	the potential of goodwill impairment;

¡	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals;

¡	and other assumptions, risks and uncertainties detailed from time to time in our periodic reports.

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

INVESTOR INFORMATION

We make available on our website, www.vulcanmaterials.com, free of charge, copies of our:

¡	Annual Report on Form 10-K

¡	Quarterly Reports on Form 10-Q

¡	Current Reports on Form 8-K

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

We have a:

¡	Business Conduct Policy applicable to all employees and directors

¡	Code of Ethics for the CEO and Senior Financial Officers

Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.

Our Board of Directors has also adopted:

¡	Corporate Governance Guidelines

¡	Charters for its Audit, Compensation and Governance Committees

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

At March 31, 2012, the estimated fair value of our long-term debt instruments including current maturities was $3,009.4 million compared to a book value of $2,814.5 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair value of our liability by $160.4 million.

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

ITEM 4

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) and 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the first quarter of 2012.

PART II   OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011. See Note 18 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

In addition, we are involved in a number of legal proceedings related to Martin Marietta’s unsolicited exchange offer as described below.

DELAWARE LITIGATION

On December 12, 2011, Martin Marietta commenced litigation in the Delaware Court of Chancery against Vulcan seeking declaratory and injunctive relief. The action is captioned Martin Marietta Materials, Inc. v. Vulcan Materials Co., C.A. No. 7102-CS (Del. Ch.). In its complaint, Martin Marietta asks the Court to issue a declaration that the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms between Martin Marietta and Vulcan does not prohibit (1) the exchange offer launched by Martin Marietta on December 12, 2011 or (2) Martin Marietta’s anticipated nomination of candidates for Vulcan’s board of directors at the 2012 annual meeting. Martin Marietta also seeks an injunction prohibiting Vulcan from prosecuting any action under the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms in any jurisdiction other than Delaware.

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

In order to ensure efficient and prompt resolution of the contract disputes between Vulcan and Martin Marietta, Vulcan agreed during a conference with the Court to litigate together in the Delaware Court of Chancery its claims under the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms, and its claims then pending in the United States District Court for the Northern District of Alabama (see “Alabama Litigation,” below) under the May 18, 2010 common interest, joint defense and confidentiality agreement.

On January 18, 2012, Vulcan filed with the Court its amended answer and counterclaim, alleging that Martin Marietta violated both the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms and the May 18, 2010 common interest, joint defense, and confidentiality agreement in connection with its exchange offer. To remedy Martin Marietta’s breaches of contract, Vulcan seeks (1) an order enjoining Martin Marietta from pursuing its exchange offer, (2) an order enjoining Martin Marietta from pursuing its proposed proxy contest, and (3) a declaration that Martin Marietta may not disclose any further confidential Vulcan information in order to satisfy the requirements of the federal securities laws or otherwise.

The Court held a four-day trial on the parties’ claims between February 28, 2012 and March 2, 2012. Post-trial briefing was completed on March 30, 2012, and the Court heard argument on April 9, 2012.

Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to these matters.

Vulcan believes Martin Marietta’s claims are meritless, and Vulcan intends to pursue its counterclaims vigorously.

NEW JERSEY LITIGATION

On December 12, 2011, Martin Marietta commenced litigation in the Superior Court of New Jersey’s Chancery Division for Mercer County against Vulcan seeking declaratory and injunctive relief. The action is captioned Martin Marietta Materials, Inc. v. Vulcan Materials Co., No. C-83-11 (N.J. Super. Ct.). In its complaint, Martin Marietta alleges that it has launched an exchange offer and, if the offer is successful, intends to effect a merger between itself and Vulcan. Martin Marietta asks the

Court to issue declarations that: (1) the New Jersey Shareholders Protection Act will not apply to the proposed merger; (2) simple majority approval of the Vulcan shareholders is all that is required under Article VIII of Vulcan’s Certificate of Incorporation with respect to the proposed merger, if either approved by a majority of the continuing directors or the offer price satisfies the price requirements set forth in the charter; (3) Vulcan may not use certain provisions of its by-laws to hinder or frustrate Martin Marietta’s anticipated nomination of candidates for the board of directors at Vulcan’s 2012 annual meeting; and (4) Martin Marietta’s December 12, 2011 Registration Statement complies with the requirements of the Securities Act of 1933. In addition, Martin Marietta seeks injunctive orders prohibiting Vulcan from attempting to use the Shareholders Protection Act to bar the proposed merger, from attempting to use Article VIII of its Certificate of Incorporation to require 80% shareholder approval of the proposed merger, and from attempting to use its by-laws to hinder or frustrate Martin Marietta’s anticipated nomination of candidates for the board of directors at Vulcan’s 2012 annual meeting.

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

On April 5, 2012, the Court held a hearing related to discovery procedures. In an order issued on the same date, the Court, among other things, ordered Vulcan and Martin Marietta to enter into a confidentiality agreement or other protective order for the purpose of sharing certain information between the parties.

On April 25, 2012, Martin Marietta filed a motion seeking a preliminary injunction prohibiting Vulcan from declaring Martin Marietta’s nominees ineligible for election.

Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to these matters.

Vulcan believes Martin Marietta’s lawsuit is meritless.

ALABAMA LITIGATION

On December 19, 2011, Vulcan commenced litigation in the United States District Court for the Northern District of Alabama, Southern Division, seeking declaratory and injunctive relief. The action is captioned Vulcan Materials Company v. Martin Marietta Materials, Inc., CV-11-CO-4248-S (N.D. Ala.). In its complaint, Vulcan alleged that Martin Marietta violated the common interest, joint defense and confidentiality agreement executed by Vulcan, Martin Marietta, and their respective outside counsel on May 18, 2010, by misusing and disclosing information protected by the agreement in connection with its exchange offer. Vulcan further alleged that Martin Marietta violated the Securities Exchange Act of 1934 (the “Exchange Act”) by launching its exchange offer while in possession of material nonpublic information it obtained under the common interest, joint defense and confidentiality agreement. On this basis, Vulcan sought, among other things, (1) an injunction barring Martin Marietta from pursuing an exchange offer formulated in breach of the common interest, joint defense and confidentiality agreement; (2) a declaration that Martin Marietta may not disclose information received pursuant to the common interest, joint defense and confidentiality agreement in support of its exchange offer; (3) an injunction barring Martin Marietta from pursuing its exchange offer in violation of the Exchange Act; and (4) an injunction requiring that Martin Marietta correct certain of the material omissions and misstatements in its public filings, also as required by the Exchange Act.

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

On February 1, 2012, Vulcan filed an amended complaint that alleged that Martin violated the Exchange Act by launching its exchange offer while in possession of Vulcan’s material, nonpublic information, and by making materially false and misleading statements in connection with its offer. On this basis, Vulcan seeks, among other things, (1) an injunction barring Martin Marietta from pursuing an exchange offer in violation of the Exchange Act; (2) an injunction requiring that Martin Marietta correct certain of the material omissions and misstatements in its public filings, also as required by the Exchange Act; and (3) an injunction barring Martin Marietta from disclosing the information they obtained concerning Vulcan pursuant to the May 3, 2010 letter agreement and the common interest, joint defense and confidentiality agreement. On February 15, 2012, Martin Marietta moved to dismiss the amended complaint. On March 20, 2012, Vulcan filed its opposition to Martin Marietta’s motion.

Various motions and related items (whether procedural, discovery-related and/or substantive in nature) occur from time to time with respect to these matters.

ITEM 1A

RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2011.

ITEM 4

MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

EXHIBITS

Exhibit 10(a)	Amendment to Supplemental Executive Retirement Agreement dated February 10, 2011.[1]

Exhibit 10(b)	Amendment to the Vulcan Materials Company Unfunded Supplemental Benefit Plan for Salaried Employees.[1]

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 95	MSHA Citations and Litigation

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1 Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date May 2, 2012	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date May 2, 2012	/s/ Daniel F. Sansone Daniel F. Sansone Executive Vice President, Chief Financial Officer (Principal Financial Officer)