Form 10-Q
period 2012-06-30
Vulcan Materials CO
filed 2012-08-08
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at June 30, 2012
Common Stock, $1 Par Value	129,392,801

VULCAN MATERIALS COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31 in thousands, except per share data	June 30 2012	December 31 2011	June 30 2011

Assets
Cash and cash equivalents	$158,301	$155,839	$106,744
Restricted cash	0	81	109
Accounts and notes receivable
Accounts and notes receivable, gross	397,506	321,391	397,423
Less: Allowance for doubtful accounts	(7,375)	(6,498)	(7,641)
Accounts and notes receivable, net	390,131	314,893	389,782
Inventories
Finished products	266,265	260,732	259,109
Raw materials	24,457	23,819	26,300
Products in process	3,974	4,198	4,930
Operating supplies and other	39,910	38,908	38,926
Inventories	334,606	327,657	329,265
Current deferred income taxes	43,357	43,032	45,704
Prepaid expenses	24,840	21,598	22,394
Total current assets	951,235	863,100	893,998
Investments and long-term receivables	28,506	29,004	37,251
Property, plant & equipment
Property, plant & equipment, cost	6,697,685	6,705,546	6,739,908
Reserve for depreciation, depletion & amortization	(3,419,174)	(3,287,367)	(3,197,163)
Property, plant & equipment, net	3,278,511	3,418,179	3,542,745
Goodwill	3,086,716	3,086,716	3,097,016
Other intangible assets, net	694,972	697,502	694,509
Other noncurrent assets	140,135	134,813	121,736
Total assets	$8,180,075	$8,229,314	$8,387,255
Liabilities
Current maturities of long-term debt	$285,152	$134,762	$5,230
Short-term borrowings	0	0	100,000
Trade payables and accruals	171,834	103,931	153,729
Other current liabilities	159,481	167,560	178,677
Total current liabilities	616,467	406,253	437,636
Long-term debt	2,528,387	2,680,677	2,785,843
Noncurrent deferred income taxes	687,337	732,528	756,557
Other noncurrent liabilities	604,948	618,239	535,136
Total liabilities	4,437,139	4,437,697	4,515,172
Other commitments and contingencies (Note 18)
Equity
Common stock, $1 par value	129,393	129,245	129,224
Capital in excess of par value	2,560,824	2,544,740	2,534,562
Retained earnings	1,261,501	1,334,476	1,376,026
Accumulated other comprehensive loss	(208,782)	(216,844)	(167,729)
Total equity	3,742,936	3,791,617	3,872,083
Total liabilities and equity	$8,180,075	$8,229,314	$8,387,255

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited in thousands, except per share data	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net sales	$648,890	$657,457	$1,148,741	$1,113,773
Delivery revenues	45,246	44,514	81,277	75,398
Total revenues	694,136	701,971	1,230,018	1,189,171
Cost of goods sold	542,951	556,617	1,020,844	1,020,039
Delivery costs	45,246	44,514	81,277	75,398
Cost of revenues	588,197	601,131	1,102,121	1,095,437
Gross profit	105,939	100,840	127,897	93,734

Selling, administrative and general expenses	61,914	74,062	126,826	151,271
Gain on sale of property, plant & equipment and businesses, net	13,152	2,919	19,678	3,373
Recovery from legal settlement (Note 18)	0	0	0	25,546
Restructuring charges (Note 1)	(4,551)	(1,831)	(5,962)	(2,137)
Exchange offer costs (Note 1)	(32,060)	0	(42,125)	0
Other operating income (expense), net	(904)	(4,378)	720	(6,940)
Operating earnings (loss)	19,662	23,488	(26,618)	(37,695)

Other nonoperating income (expense), net	(709)	(20)	2,391	1,361
Interest expense, net	53,687	70,911	105,954	113,161
Loss from continuing operations before income taxes	(34,734)	(47,443)	(130,181)	(149,495)
Benefit from income taxes	(17,749)	(40,341)	(56,145)	(77,771)
Loss from continuing operations	(16,985)	(7,102)	(74,036)	(71,724)
Earnings (loss) on discontinued operations, net of tax	(1,298)	(1,037)	3,700	8,852
Net loss	($18,283)	($8,139)	($70,336)	($62,872)

Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	955	4,003	1,893	5,453
Amortization of pension and postretirement benefit plans actuarial loss and prior service cost	3,084	1,941	6,168	4,158
Other comprehensive income	4,039	5,944	8,061	9,611
Comprehensive loss	($14,244)	($2,195)	($62,275)	($53,261)

Basic earnings (loss) per share
Continuing operations	($0.13)	($0.05)	($0.57)	($0.55)
Discontinued operations	($0.01)	($0.01)	$0.03	$0.06
Net loss per share	($0.14)	($0.06)	($0.54)	($0.49)

Diluted earnings (loss) per share
Continuing operations	($0.13)	($0.05)	($0.57)	($0.55)
Discontinued operations	($0.01)	($0.01)	$0.03	$0.06
Net loss per share	($0.14)	($0.06)	($0.54)	($0.49)

Weighted-average common shares outstanding
Basic	129,676	129,446	129,634	129,263
Assuming dilution	129,676	129,446	129,634	129,263

Dividends declared per share	$0.01	$0.25	$0.02	$0.50

Depreciation, depletion, accretion and amortization	$84,116	$92,137	$169,283	$182,723

Effective tax rate from continuing operations	51.1%	85.0%	43.1%	52.0%

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited in thousands	Six Months Ended June 30
	2012	2011
Operating Activities
Net loss	($70,336)	($62,872)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	169,283	182,723
Net gain on sale of property, plant & equipment and businesses	(31,014)	(15,657)
Contributions to pension plans	(2,248)	(1,995)
Share-based compensation	3,601	8,849
Deferred tax provision	(51,613)	(92,031)
Cost of debt purchase	0	19,153
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(20,033)	(37,591)
Other, net	(701)	6,437
Net cash provided by (used for) operating activities	(3,061)	7,016
Investing Activities
Purchases of property, plant & equipment	(33,584)	(51,512)
Proceeds from sale of property, plant & equipment	26,069	6,717
Proceeds from sale of businesses, net of transaction costs	11,827	12,284
Other, net	49	1,364
Net cash provided by (used for) investing activities	4,361	(31,147)
Financing Activities
Net short-term payments	0	(185,500)
Payment of current maturities and long-term debt	(105)	(737,739)
Cost of debt purchase	0	(19,153)
Proceeds from issuance of long-term debt	0	1,100,000
Debt issuance costs	0	(17,904)
Proceeds from issuance of common stock	0	4,936
Dividends paid	(2,590)	(64,570)
Proceeds from exercise of stock options	3,524	3,232
Other, net	333	32
Net cash provided by financing activities	1,162	83,334
Net increase in cash and cash equivalents	2,462	59,203
Cash and cash equivalents at beginning of year	155,839	47,541
Cash and cash equivalents at end of period	$158,301	$106,744

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

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our condensed consolidated balance sheet as of December 31, 2011 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2012 presentation.

RESTRUCTURING CHARGES

In 2011, we substantially completed the implementation of a multi-year project to replace our legacy information technology systems with new ERP and Shared Services platforms. These platforms are helping us streamline processes enterprise-wide and standardize administrative and support functions while providing enhanced flexibility to monitor and control costs. Leveraging this significant investment in technology allowed us to reduce overhead and administrative staff, resulting in $2,137,000 of severance and related charges in the first six months of 2011 and $12,971,000 for the full year 2011. There were no significant charges related to this restructuring plan in 2012.

In 2012, our Board approved a Profit Enhancement Plan that further leverages our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During the second quarter and for the first half of 2012, we incurred $4,551,000 and $5,962,000, respectively, of costs related to the implementation of this plan. We expect to recognize the total estimated $8,870,000 cost of this plan in 2012.

UNSOLICITED EXCHANGE OFFER

In December 2011, Martin Marietta Materials, Inc. (Martin Marietta) commenced an unsolicited exchange offer for all outstanding shares of our common stock at a fixed exchange ratio of 0.50 shares of Martin Marietta common stock for each Vulcan common share and indicated its intention to nominate a slate of directors to our Board. After careful consideration, including a thorough review of the offer with its financial and legal advisors, our Board unanimously determined that Martin Marietta’s offer was inadequate, substantially undervalued Vulcan, was not in the best interests of Vulcan and its shareholders and had substantial risk.

In May 2012, the Delaware Chancery Court ruled and the Delaware Supreme Court affirmed that Martin Marietta had breached two confidentiality agreements between the companies, and enjoined Martin Marietta for a period of four months from pursuing its exchange offer for our shares, prosecuting its proxy contest, or otherwise taking steps to acquire control of our shares or assets and from any further violations of the two confidentiality agreements between the parties.

In response to Martin Marietta’s actions, we incurred legal, professional and other costs as follows: second quarter of 2012 — $32,060,000, first quarter of 2012 — $10,065,000 and fourth quarter of 2011 — $2,227,000. As of June 30, 2012, $8,087,000 of the costs incurred in 2012 were paid.

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

The errors arose during periods prior to 2009, did not impact earnings or cash flows for any years presented and are not material to previously issued financial statements. As a result, we did not amend previously filed financial statements but have restated the affected Condensed Consolidated Balance Sheet presented in this Form 10-Q. The correction of these errors resulted in adjustments to the following opening balances:

¡	an increase to current deferred income tax assets of $910,000

¡	an increase to prepaid income taxes of $735,000

¡	an increase to current income taxes payable of $16,676,000

¡	a decrease to noncurrent deferred income tax liabilities of $5,849,000

¡	a decrease to retained earnings of $9,182,000

A summary of the effects of the correction of the errors on our Condensed Consolidated Balance Sheet as of June 30, 2011, is presented in the table below:

	As of June 30, 2011
in thousands	As Reported	Correction	As Restated
Balance Sheet
Assets
Current deferred income taxes	$44,794	$910	$45,704
Prepaid expenses	21,659	735	22,394
Total current assets	892,353	1,645	893,998
Total assets	$8,385,610	$1,645	$8,387,255
Liabilities
Other current liabilities	$162,001	$16,676	$178,677
Total current liabilities	420,960	16,676	437,636

Noncurrent deferred income taxes	762,406	(5,849)	756,557
Total liabilities	$4,504,345	$10,827	$4,515,172
Equity

Retained earnings	$1,385,208	($9,182)	$1,376,026
Total equity	3,881,265	(9,182)	3,872,083
Total liabilities and equity	$8,385,610	$1,645	$8,387,255

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

In March 2012, we received a payment of $11,336,000 under the 5CP earn-out related to performance during the year ended December 31, 2011. During the first quarter of 2011, we received $12,284,000 under the 5CP earn-out related to the year ended December 31, 2010. Through June 30, 2012, we have received a total of $66,327,000 under the 5CP earn-out, a total of $33,226,000 in excess of the receivable recorded on the date of disposition.

We are liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on prior year’s 5CP earn-out results. We expect the 2012 payout will be $1,134,000 and have accrued this amount as of June 30, 2012. In comparison, we had accrued $1,228,000 as of June 30, 2011.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations during the six month periods ended June 30, 2012 and 2011. Results from discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in thousands	2012	2011	2012	2011
Discontinued Operations
Pretax earnings (loss) from results	($2,097)	($1,719)	($4,077)	$3,587
Gain on disposal, net of transaction bonus	0	0	10,203	11,056
Income tax (provision) benefit	799	682	(2,426)	(5,791)
Earnings (loss) on discontinued operations,net of tax	($1,298)	($1,037)	$3,700	$8,852

The second quarter pretax losses from results of discontinued operations of $2,097,000 in 2012 and $1,719,000 in 2011 were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax loss from results of discontinued operations of $4,077,000 for the six months ended June 30, 2012 was also due primarily to general and product liability claims, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax earnings from results of discontinued operations of $3,587,000 for the six months ended June 30, 2011 include a $7,500,000 pretax gain recognized on recovery from an insurer in lawsuits involving perchloroethylene. This gain was offset in part by general and product liability costs, including legal defense costs, and environmental remediation costs.

NOTE 3: EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below:

	Three Months Ended June 30		Six Months Ended June 30
in thousands	2012	2011	2012	2011
Weighted-average common shares outstanding	129,676	129,446	129,634	129,263
Dilutive effect of
Stock options/SOSARs	0	0	0	0
Other stock compensation plans	0	0	0	0
Weighted-average common shares outstanding, assuming dilution	129,676	129,446	129,634	129,263

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: three months ended June 30, 2012 — 341,000, three months ended June 30, 2011 — 291,000, six months ended June 30, 2012 — 372,000 and six months ended June 30, 2011 — 324,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in thousands	2012	2011	2012	2011
Antidilutive common stock equivalents	5,054	5,873	5,053	5,873

NOTE 4: INCOME TAXES

Our income tax provision and the corresponding annual effective tax rate are based on expected income, statutory tax rates, percentage depletion and tax planning alternatives available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our annual effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the annual effective tax rate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.

When projected taxable income for the full year is close to break-even, the annual effective tax rate becomes volatile and will distort the income tax provision for an interim period. When this happens, we calculate the interim income tax provision or benefit using the year-to-date effective tax rate in accordance with Accounting Standards Codification (ASC) 740-270-30- 18. This cut-off method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess all positive and negative evidence to determine the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as:

¡	cumulative losses in recent years

¡	taxable income in prior carryback years, if carryback is permitted under tax law

¡	future reversal of existing taxable temporary differences against deductible temporary differences

¡	future taxable income exclusive of reversing temporary differences

¡	the mix of taxable income in the jurisdictions in which we operate

¡	tax planning strategies

Deferred tax assets are reduced by a valuation allowance if, based on an analysis of the factors above, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We recorded income tax benefits from continuing operations of $17,749,000 (51.1% effective tax rate) in the second quarter of 2012 using the cut-off method as described above, compared to $40,341,000 (85.0% effective tax rate) in the second quarter of 2011. The decrease in our income tax benefit resulted largely from applying the year-to-date effective tax rate in the second quarter of 2012 versus the annual effective tax rate in the second quarter of 2011. A catch-up entry was required in the second quarter of 2011 to record the income tax benefit consistent with the annual effective tax rate.

We recorded income tax benefits from continuing operations of $56,145,000 (43.1% effective tax rate) for the six months ended June 30, 2012 compared to $77,771,000 (52.0% effective tax rate) for the six months ended June 30, 2011. The decrease in our income tax benefit resulted largely from applying the year-to-date effective tax rate for the first six months of 2012 versus the annual effective tax rate for the first six months of 2011.

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

The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. The interest rate swap agreements described below were designated as either cash flow hedges or fair value hedges. The changes in fair value of our interest rate swap cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged items affect earnings. The changes in fair value of our interest rate swap fair value hedges are recorded as interest expense consistent with the change in the fair value of the hedged items attributable to the risk being hedged.

Derivative instruments are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets. Fair values of derivative instruments designated as hedging instruments are as follows:

		Fair Value [1]
in thousands	Balance Sheet Location	June 30 2012	December 31 2011	June 30 2011
Liabilities
Interest rate swaps	Other noncurrent liabilities	$0	$0	$7,419
Total hedging instrument liabilities		$0	$0	$7,419

[1]	See Note 6 for further discussion of the fair value determination.

CASH FLOW HEDGES

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

Additionally, during 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts in AOCI are being amortized to interest expense over the term of the related debt. For the 12-month period ending June 30, 2013, we estimate that $6,055,000 of the pretax loss in AOCI will be reclassified to earnings.

The effects of changes in the fair values of derivatives designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Comprehensive Income are as follows:

	Location on	Three Months Ended June 30		Six Months Ended June 30
in thousands	Statement	2012	2011	2012	2011
Cash Flow Hedges
Loss reclassified from AOCI (effective portion)	Interest expense	($1,605)	($6,678)	($3,180)	($8,672)

FAIR VALUE HEDGES

We use interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 forward component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method. During the three and six months ended June 30, 2012, $1,004,000 and $1,992,000, respectively, was amortized to earnings as a reduction to interest expense.

The effects of changes in the fair values of derivatives designed as fair value hedges on the accompanying Condensed Consolidated Statements of Comprehensive Income are as follows:

	Location on	Three Months Ended June 30		Six Months Ended June 30
in thousands	Statement	2012	2011	2012	2011
Fair Value Hedges
Gain (loss) recognized in income - Interest rate swaps	Interest expense	$0	($7,419)	$0	($7,419)
Gain (loss) recognized in income - Fixed rate debt	Interest expense	0	7,419	0	7,419

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets and liabilities subject to fair value measurements on a recurring basis are summarized below:

in thousands	Level 1
	June 30 2012	December 31 2011	June 30 2011
Fair Value Recurring
Rabbi Trust Mutual funds	$14,404	$13,536	$14,836
Equities	7,726	7,057	8,413
Total	$22,130	$20,593	$23,249

in thousands	Level 2
	June 30 2012	December 31 2011	June 30 2011
Fair Value Recurring
Interest rate swaps	$0	$0	($7,419)
Rabbi Trust Common/collective trust funds	384	2,192	1,368
Total	$384	$2,192	($6,051)

The Rabbi Trust investments provide funding for the executive nonqualified deferred compensation and excess benefit plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds and equity securities for which quoted prices in active markets are available. Investments in Level 2 common/collective trust funds are stated at estimated fair value based on the underlying investments in those funds. The underlying investments are comprised of short-term, highly liquid assets in commercial paper, short-term bonds and treasury bills.

Interest rate swaps are measured at fair value using quoted market prices or pricing models using prevailing market interest rates as of the measurement date. These interest rate swaps are more fully described in Note 5.

The carrying values of our cash equivalents, accounts and notes receivable, current maturities of long-term debt, short-term borrowings, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 5 and 10, respectively.

There were no assets or liabilities subject to fair value measurements on a nonrecurring basis in 2012 and 2011.

NOTE 7: OTHER COMPREHENSIVE INCOME (OCI)

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss), net of tax, are as follows:

in thousands	June 30 2012	December 31 2011	June 30 2011
Accumulated Other Comprehensive Loss
Cash flow hedges	($30,093)	($31,986)	($33,685)
Pension and postretirement plans	(178,689)	(184,858)	(134,044)
Total	($208,782)	($216,844)	($167,729)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in thousands	2012	2011	2012	2011
Reclassification Adjustment for Cash Flow Hedges
Interest expense	$1,585	$6,658	$3,140	$8,632
Benefit from income taxes	(630)	(2,655)	(1,247)	(3,179)
Total	$955	$4,003	$1,893	$5,453
Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$4,039	$2,454	$7,974	$4,697
Selling, administrative and general expenses	1,030	761	2,164	1,545
Benefit from income taxes	(1,985)	(1,274)	(3,970)	(2,084)
Total	$3,084	$1,941	$6,168	$4,158
Total reclassifications from AOCI to earnings	$4,039	$5,944	$8,061	$9,611

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

We periodically sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

¡	six months ended June 30, 2012 — no shares issued

¡	twelve months ended December 31, 2011 — issued 110,881 shares for cash proceeds of $4,745,000

¡	six months ended June 30, 2011 — issued 110,881 shares for cash proceeds of $4,745,000

No shares were held in treasury as of June 30, 2012, December 31, 2011 and June 30, 2011. As of June 30, 2012, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

NOTE 9: BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost:

PENSION BENEFITS	Three Months Ended June 30		Six Months Ended June 30
in thousands	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$5,588	$5,191	$11,175	$10,381
Interest cost	10,799	10,650	21,597	21,192
Expected return on plan assets	(12,195)	(12,370)	(24,390)	(24,740)
Amortization of prior service cost	68	85	137	170
Amortization of actuarial loss	4,881	3,011	9,763	5,835
Net periodic pension benefit cost	$9,141	$6,567	$18,282	$12,838
Pretax reclassification from AOCI included in net periodic pension benefit cost	$4,949	$3,096	$9,900	$6,005

OTHER POSTRETIREMENT BENEFITS	Three Months Ended June 30		Six Months Ended June 30
in thousands	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1,167	$1,198	$2,333	$2,395
Interest cost	1,562	1,612	3,124	3,225
Amortization of prior service credit	(168)	(168)	(337)	(337)
Amortization of actuarial loss	288	287	575	574
Net periodic postretirement benefit cost	$2,849	$2,929	$5,695	$5,857
Pretax reclassification from AOCI included in net periodic postretirement benefit cost	$120	$119	$238	$237

The reclassifications from AOCI noted in the tables above are related to amortization of prior service costs or credits and actuarial losses as shown in Note 7.

Prior contributions, along with the existing funding credits, should be sufficient to cover expected required contributions to the qualified plans through 2012.

NOTE 10: DEBT

Debt is summarized as follows:

in thousands	June 30 2012	December 31 2011	June 30 2011
Short-term Borrowings
Bank line of credit			$100,000
Total short-term borrowings			$100,000
Long-term Debt
Bank line of credit	$0	$0
5.60% notes due 2012 [1]	134,535	134,508	$134,483
6.30% notes due 2013 [2]	140,382	140,352	140,322
10.125% notes due 2015 [3]	153,100	153,464	149,628
6.50% notes due 2016 [4]	516,701	518,293	500,000
6.40% notes due 2017 [5]	349,878	349,869	349,861
7.00% notes due 2018 [6]	399,711	399,693	399,675
10.375% notes due 2018 [7]	248,599	248,526	248,457
7.50% notes due 2021 [8]	600,000	600,000	600,000
7.15% notes due 2037 [9]	239,549	239,545	239,717
Medium-term notes	16,000	16,000	21,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	1,084	1,189	1,349
Fair value adjustments [10]	0	0	(7,419)
Total long-term debt including current maturities	$2,813,539	$2,815,439	$2,791,073
Less current maturities of long-term debt	285,152	134,762	5,230
Total long-term debt	$2,528,387	$2,680,677	$2,785,843

Estimated fair value of long-term debt	$2,636,409	$2,796,504	$2,857,684

[1]

Includes decreases for unamortized discounts, as follows: June 30, 2012 — $22 thousand, December 31, 2011 — $49 thousand and June 30, 2011 — $74 thousand. The effective interest rate for these notes is 6.57%.

[2]

Includes decreases for unamortized discounts, as follows: June 30, 2012 — $62 thousand, December 31, 2011 — $92 thousand and June 30, 2011 — $122 thousand. The effective interest rate for these notes is 7.48%.

[3]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: June 30, 2012 — $3,402 thousand and December 31, 2011 — $3,802 thousand. Additionally, includes decreases for unamortized discounts, as follows: June 30, 2012 — $302 thousand, December 31, 2011 — $338 thousand, and June 30, 2011 — $372 thousand. The effective interest rate for these notes is 9.59%.

[4]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: June 30, 2012 — $16,701 thousand and December 31, 2011 — $18,293 thousand. The effective interest rate for these notes is 6.02%.

[5]

Includes decreases for unamortized discounts, as follows: June 30, 2012 — $122 thousand, December 31, 2011 — $131 thousand and June 30, 2011 — $139 thousand. The effective interest rate for these notes is 7.41%.

[6]

Includes decreases for unamortized discounts, as follows: June 30, 2012 — $289 thousand, December 31, 2011 — $307 thousand and June 30, 2011 — $325 thousand. The effective interest rate for these notes is 7.87%.

[7]

Includes decreases for unamortized discounts, as follows: June 30, 2012 — $1,401 thousand, December 31, 2011 — $1,474 thousand and June 30, 2011 — $1,543 thousand. The effective interest rate for these notes is 10.62%.

[8]	The effective interest rate for these notes is 7.75%.

[9]

Includes decreases for unamortized discounts, as follows: June 30, 2012 — $639 thousand, December 31, 2011 — $643 thousand and June 30, 2011 — $646 thousand. The effective interest rate for these notes is 8.05%.

[10]	See Note 5 for additional information about our fair value hedging strategy.

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

Borrowings under the $600,000,000 bank line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings bearing interest at LIBOR plus the margin are made for periods of 1, 2, 3 or 6 months, and may be extended. Borrowings bearing interest at the alternative rate are made on an overnight basis and may be extended each day. As of June 30, 2012, the applicable margin for LIBOR based borrowing was 1.75%.

Borrowings under the $600,000,000 bank line of credit are classified as long-term debt due to our ability to extend borrowings at the end of each borrowing period. Prior to December 31, 2011, we classified bank line of credit borrowings as short-term debt based on our intent to pay outstanding borrowings within one year.

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

NOTE 11: STANDBY LETTERS OF CREDIT

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue such letters of credit to back our obligations to pay or perform when required to do so according to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Our standby letters of credit as of June 30, 2012 are summarized in the table below:

in thousands	June 30 2012
Standby Letters of Credit
Risk management requirement for insurance claims	$43,833
Payment surety required by utilities	100
Contractual reclamation/restoration requirements	7,522
Financial requirement for industrial revenue bond	14,230
Total	$65,685

Since banks consider standby letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are automatically renewed unless cancelled with the approval of the beneficiary. All $65,685,000 of our outstanding standby letters of credit as of June 30, 2012, is backed by our $600,000,000 bank line of credit which expires December 15, 2016.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended June 30		Six Months Ended June 30
in thousands	2012	2011	2012	2011
ARO Operating Costs
Accretion	$1,998	$2,124	$4,017	$4,296
Depreciation	1,863	1,853	3,727	3,395
Total	$3,861	$3,977	$7,744	$7,691

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in thousands	2012	2011	2012	2011
Asset Retirement Obligations
Balance at beginning of period	$155,402	$162,591	$153,979	$162,730
Liabilities incurred	45	278	45	278
Liabilities settled	(798)	(3,632)	(1,419)	(5,964)
Accretion expense	1,998	2,124	4,017	4,296
Revisions down, net	(6,234)	(628)	(6,209)	(607)
Balance at end of period	$150,413	$160,733	$150,413	$160,733

Revisions to our asset retirement obligations during 2012 relate primarily to extensions in the estimated settlement dates at numerous sites.

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

NOTE 14: GOODWILL

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2012 and 2011.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment from December 31, 2011 to June 30, 2012 are summarized below:

GOODWILL in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Gross Carrying Amount
Total as of December 31, 2011	$2,995,083	$0	$91,633	$252,664	$3,339,380
Total as of June 30, 2012	$2,995,083	$0	$91,633	$252,664	$3,339,380
Accumulated Impairment Losses
Total as of December 31, 2011	$0	$0	$0	($252,664)	($252,664)
Total as of June 30, 2012	$0	$0	$0	($252,664)	($252,664)
Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2011	$2,995,083	$0	$91,633	$0	$3,086,716
Total as of June 30, 2012	$2,995,083	$0	$91,633	$0	$3,086,716

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not identified any events or changes in circumstances that indicate the fair value of any of our reporting units is below its carrying value, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

NOTE 15: NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

AMENDMENTS ON FAIR VALUE MEASUREMENT REQUIREMENTS As of and for the interim period ended March 31, 2012, we adopted Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) and improving their understandability. Some of the requirements clarify the Financial Accounting Standards Board’s (FASB’s) intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.

AMENDMENTS ON GOODWILL IMPAIRMENT TESTING As of and for the interim period ended March 31, 2012, we adopted ASU No. 2011-08, “Testing Goodwill for Impairment” which amends the goodwill impairment testing guidance in Accounting Standards Codification 350-20, “Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing goodwill for impairment. The two-step impairment test would be required only if, on the basis of the qualitative factors, an entity determines that the fair value of the reporting unit is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revises the examples of events and circumstances that an entity should consider when determining if an interim goodwill impairment test is required. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.

ACCOUNTING STANDARD PENDING ADOPTION

NEW DISCLOSURE REQUIREMENTS ON OFFSETTING ASSETS AND LIABILITIES In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial and derivative instruments. These new disclosures are designed to facilitate comparisons between financial statements prepared under U.S. GAAP and those prepared under IFRS. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. We will adopt this standard as of and for the interim period ending March 31, 2013. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended June 30		Six Months Ended June 30
in millions	2012	2011	2012	2011
Total Revenues
Aggregates [1]
Segment revenues	$471.1	$478.4	$826.8	$810.1
Intersegment sales	(39.2)	(39.5)	(70.4)	(69.3)
Net sales	431.9	438.9	756.4	740.8
Concrete [2]
Segment revenues	103.0	98.2	195.5	180.4
Intersegment sales	(0.4)	0.0	(0.9)	0.0
Net sales	102.6	98.2	194.6	180.4
Asphalt Mix
Segment revenues	103.7	110.9	175.0	175.5
Intersegment sales	0.0	0.0	0.0	0.0
Net sales	103.7	110.9	175.0	175.5
Cement [3]
Segment revenues	20.3	16.8	40.8	33.4
Intersegment sales	(9.6)	(7.3)	(18.1)	(16.3)
Net sales	10.7	9.5	22.7	17.1
Total
Net sales	648.9	657.5	1,148.7	1,113.8
Delivery revenues	45.2	44.5	81.3	75.4
Total revenues	$694.1	$702.0	$1,230.0	$1,189.2
Gross Profit
Aggregates	$111.8	$102.8	$145.9	$113.6
Concrete	(9.0)	(9.0)	(21.3)	(23.4)
Asphalt Mix	5.1	8.3	4.5	8.1
Cement	(2.0)	(1.3)	(1.2)	(4.6)
Total	$105.9	$100.8	$127.9	$93.7
Depreciation, Depletion, Accretion and Amortization
Aggregates	$64.6	$71.1	$129.5	$141.2
Concrete	11.4	13.2	23.5	26.2
Asphalt Mix	2.4	2.0	4.8	3.9
Cement	4.1	4.7	8.6	9.1
Corporate and other unallocated	1.6	1.1	2.9	2.3
Total	$84.1	$92.1	$169.3	$182.7

[1] Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.
[2] Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.
[3] Includes cement and calcium products.

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended June 30
in thousands	2012	2011
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$103,626	$102,984
Income taxes	9,074	(33,070)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	3,890	6,414
Amounts referable to business acquisition (Note 13)
Liabilities assumed	0	13,774
Fair value of equity consideration	0	18,529

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

In December 2011, Martin Marietta made public an unsolicited exchange offer to acquire Vulcan and subsequently commenced an exchange offer for all outstanding shares of our common stock and initiated a proxy fight to elect a slate of directors to our Board. We have been involved in a number of legal proceedings related to Martin Marietta’s unsolicited exchange offer as described in Part II, Item 4, Legal Proceedings.

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

SHAREHOLDER LITIGATION

¡

CLASS-ACTION COMPLAINTS — Four putative class-action complaints challenging Vulcan’s response to the Martin Marietta exchange offer have been filed against Vulcan and its directors. Three of these complaints were filed in the United States District Court for the District of New Jersey: City of Southfield Police & Fire Retirement Systems v. Carroll, et al., No. 11-cv-07416 (the “Southfield Action”); Louisiana Municipal Police Employees’ Retirement System v. Carroll, et al., No. 11-cv-7571 (the “Louisiana Municipal Action”); and Stationary Engineers Local 39 Pension Trust Fund v. Carroll, et al., No. 12-cv-00349 (the “Stationary Engineers Action”). The fourth complaint was filed in the United States District Court for the Northern District of Alabama, Southern Division: KBC Asset Management NV v. James, et al., No. 11-cv-04323 (the “KBC Action”). The Southfield and Louisiana Municipal Actions were voluntarily dismissed without prejudice by the plaintiffs on July 19, 2012. Thus we will not report on these matters further.

The Stationary Engineers and KBC Actions were brought on behalf of a putative class of Vulcan shareholders and allege that the Company’s directors breached their fiduciary duties in connection with their response to the exchange offer. The complaints also purport to assert claims derivatively on behalf of Vulcan. Both complaints seek, among other things, an injunction barring the named defendants from adopting any defensive measures in connection with the exchange offer, as well as attorneys’ fees and costs.

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

¡

IRELAND LITIGATION — On May 25, 2012, another shareholder lawsuit was filed in state court in Jefferson County, Alabama, styled Glenn Ireland II, and William C. Ireland, Jr., Derivatively on behalf of Vulcan Materials Company v. Donald M. James, et al., Case No. CV-2012-901655. The lawsuit was amended to add the Charles Byron Ireland Trust. This lawsuit is brought as a derivative action against the current Board of Directors and two former directors. It makes claims of breaches of fiduciary duty and mismanagement by the defendants based primarily upon (i) Vulcan’s merger with Florida Rock, (ii) the compensation of the CEO of Vulcan, and (iii) the Martin Marietta hostile takeover bid. The Company and its directors believe the lawsuit is meritless and filed a motion to dismiss the complaint on July 20, 2012.

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

¡

CITY OF SUNNYVALE CALIFORNIA — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. Based on the discovery to date, we do not believe that plaintiffs can meet their burden of proof to establish that our perc was used at sites in a redevelopment project area or that we are liable for any alleged contamination. Discovery is ongoing. Trial is scheduled for May 6, 2013.

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

¡

WEST VIRGINIA COAL SINK LAB LITIGATION — This is a mass tort action consisting of over 100 cases filed in 17 different counties in West Virginia from September 1 to October 13, 2010, for medical monitoring and personal injury damages for exposure to perc and carbon tetrachloride used in coal sink labs. The West Virginia Supreme Court of Appeals, in an order entered January 19, 2011, transferred all of these cases (referred to as Jeffrey Blount v. Arkema, Inc., et al.) to the West Virginia Mass Litigation Panel. The Court has entered a dismissal of all plaintiffs’ claims, with prejudice, in this case. All cross-claims against Vulcan have also been dismissed. Therefore, we will not report on this matter further.

¡

SANTARSIERO — This is a case styled Robert Santarsiero v. R.V. Davies, et al., pending in Supreme Court, New York County, New York. We were brought in as a third-party defendant by original defendant R.V. Davies. The plaintiff, who was alleging perc exposure, is now deceased. The case has been stayed pending further information about this development. In light of the fact that this matter has been dormant for more than a year, we will not report on this matter further until such time as there is a development.

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

¡

LOWER PASSAIC RIVER STUDY AREA (SUPERFUND SITE) — Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the River. Separately, the EPA issued a draft Focused Feasibility Study (FFS) that evaluated early action remedial alternatives for a portion of the River. The EPA’s range of estimated cost for these alternatives was between $0.9 billion and $2.3 billion, although estimates of the cost and timing of future environmental remediation requirements are inherently imprecise. The EPA has not released the final FFS. As an interim step related to the 2007 AOC, Vulcan and sixty-nine (69) other companies voluntarily entered into an Administrative Settlement Agreement and Order on Consent on June 18, 2012 with the EPA for remediation actions focused at River Mile 10.9 in the lower Passaic River. Estimated costs related to this focused remediation action are immaterial and have been accrued. On June 25, 2012, the EPA issued a Unilateral Administrative Order for Removal Response Activities to Occidental Chemical Corporation ordering Occidental to participate and cooperate in this remediation action at River Mile 10.9.

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

EXECUTIVE SUMMARY

FINANCIAL HIGHLIGHTS FOR SECOND QUARTER 2012

¡

Aggregates segment gross profit improved $9.0 million, or 9%, reflecting lower unit cost of sales due to improved productivity and cost reduction initiatives. All key labor and energy efficiency metrics for this segment improved for the quarter

¡

On a same-store basis, aggregates shipments increased slightly from the prior year period, notwithstanding the pull-forward effect of seasonally favorable weather conditions during the first quarter and the effects of Tropical Storm Debby in Florida in June. Overall, shipments decreased 1% due to the 2011 sale of operations in Indiana

¡	Aggregates pricing increased slightly, offsetting some of the earnings effect of lower volumes and a less favorable geographic mix

¡	Gross profit from non-aggregates segments decreased by $3.9 million, due principally to higher costs for liquid asphalt

¡	Selling, administrative and general (SAG) expenses in the second quarter decreased $12.1 million, or 16%, from the prior year due mainly to cost reduction and restructuring initiatives

¡

Adjusted EBITDA was $127.3 million in the second quarter of 2012, an increase of $9.9 million, or 8%, over the second quarter of last year. The second quarter 2012 Adjusted EBITDA excludes charges related to the unsolicited exchange offer by Martin Marietta, a gain on the sale of mitigation credits in California and restructuring charges associated with implementation of the Profit Enhancement Plan

The improvement in our second quarter operating results demonstrates the continuing benefits of our ongoing focus on reducing overhead costs and maximizing operating efficiency across the organization. Despite weaker volumes in several of our most profitable markets, Aggregates segment gross profit margin improved by 2.2 percentage points (220 basis points). This improvement reflects our cost reduction efforts and demonstrates the earnings potential of our aggregates business, particularly as volume across our geographic markets recovers.

Trends in both the private and public sector construction markets remain positive. In particular, we are encouraged by the passage of the new multi-year highway bill by Congress in late June, which should provide state departments of transportation with funding certainty they need to move forward on infrastructure programs.

We remain focused on executing our initiatives and aggressively managing other items under our control. This will enable us to continue to generate higher levels of earnings and cash flow, further improve our operating leverage, reduce overhead costs and strengthen our credit profile. As previously announced, the Profit Enhancement Plan includes cost reductions and other profit enhancement initiatives intended to improve our run-rate profitability, as measured by EBITDA, by more than $100 million annually at current volumes. The Profit Enhancement Plan is focused on three areas — sourcing, general & administrative costs and transportation/logistics.

Employees throughout Vulcan are implementing actions that are contributing to our results. Thanks to their continued efforts, we expect to achieve our goal for 2012. Through the first half of 2012, we have been keenly focused on managing costs and have reduced total controllable costs by $55 million. This includes the benefit of our previously announced restructuring as well as the initial results of our Profit Enhancement Plan. The largest portion of restructuring and implementation costs associated with the Profit Enhancement Plan, approximately $4.5 million, was incurred in the second quarter. We expect to incur an additional $2.9 million in restructuring charges as work is completed in the second half of 2012.

Execution of the Profit Enhancement Plan initiatives remains a top management priority. The majority of these actions build on previously announced restructuring and ERP investments. Although the business remains inherently local and decentralized, we will continue to leverage the benefits of our national scale and operating expertise while consolidating certain support functions.

In addition, we continue to make progress with our Planned Asset Sales, which are designed to strengthen our balance sheet, unlock capital for more productive uses and create value for shareholders. We have maintained active discussions and negotiations with multiple potential purchasers. The discussions involve potential sales and other transactions involving a broad range of assets. While the ultimate composition and timing of transactions remains difficult to project, our objective is $500 million in net after-tax proceeds from asset sales.

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

FREE CASH FLOW

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended June 30		Six Months Ended June 30
in millions	2012	2011	2012	2011
Net cash provided by (used for) operating activities	($32.2)	($37.0)	($3.1)	$7.0
Purchases of property, plant & equipment	(14.7)	(27.3)	(33.5)	(51.5)
Free cash flow	($46.9)	($64.3)	($36.6)	($44.5)
EBITDA AND ADJUSTED EBITDA EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.
	Three Months Ended June 30		Six Months Ended June 30
in millions	2012	2011	2012	2011
Net loss	($18.3)	($8.1)	($70.3)	($62.9)
Benefit from income taxes	(17.7)	(40.3)	(56.1)	(77.8)
Interest expense, net	53.7	70.9	106.0	113.2
(Earnings) loss on discontinued operations, net of taxes	1.3	1.0	(3.7)	(8.9)
Depreciation, depletion, accretion and amortization	84.1	92.1	169.2	182.8
EBITDA	$103.1	$115.6	$145.1	$146.4
Gain on sale of real estate and mitigation credits	($12.3)	$0.0	($18.3)	$0.0
Recovery from legal settlement	0.0	0.0	0.0	(25.5)
Restructuring charges	4.5	1.8	5.9	2.1
Exchange offer costs	32.0	0.0	42.1	0.0
Adjusted EBITDA	$127.3	$117.4	$174.8	$123.0

RESULTS OF OPERATIONS

Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table shows net earnings in relationship to net sales, cost of goods sold, operating earnings, EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULTS

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per share data	2012	2011	2012	2011
Net sales	$648.9	$657.5	$1,148.7	$1,113.8
Cost of goods sold	543.0	556.7	1,020.8	1,020.1
Gross profit	$105.9	$100.8	$127.9	$93.7
Operating earnings (loss)	$19.7	$23.5	($26.6)	($37.7)
Loss from continuing operations before income taxes	($34.7)	($47.4)	($130.2)	($149.5)
Loss from continuing operations	($17.0)	($7.1)	($74.0)	($71.7)
Earnings (loss) on discontinued operations, net of taxes	(1.3)	(1.0)	3.7	8.8
Net loss	($18.3)	($8.1)	($70.3)	($62.9)
Basic earnings (loss) per share
Continuing operations	($0.13)	($0.05)	($0.57)	($0.55)
Discontinued operations	(0.01)	(0.01)	0.03	0.06
Basic net loss per share	($0.14)	($0.06)	($0.54)	($0.49)
Diluted earnings (loss) per share
Continuing operations	($0.13)	($0.05)	($0.57)	($0.55)
Discontinued operations	(0.01)	(0.01)	0.03	0.06
Diluted net loss per share	($0.14)	($0.06)	($0.54)	($0.49)
EBITDA	$103.1	$115.6	$145.1	$146.4
Adjusted EBITDA	$127.3	$117.4	$174.8	$123.0

SECOND QUARTER 2012 COMPARED TO SECOND QUARTER 2011

Second quarter net sales were $648.9 million, down 1% from the second quarter of 2011. Shipping volumes increased/decreased as follows: aggregates -1%, ready-mixed concrete +6%, asphalt mix -8% and cement +29%. The average unit sales prices were relatively flat in all major products with all increases/decreases under 1%.

Results for the second quarter were a net loss of $18.3 million or $0.14 per diluted share compared to a net loss of $8.1 million or $0.06 per diluted share in the second quarter of 2011. Gross profit improved $5.1 million as improved productivity and lower production costs in the Aggregates segment offset the 1% decrease in net sales. The current quarter’s results include a pretax charge of $32.1 million related to the unsolicited exchange offer, a pretax charge of $4.5 million related to restructuring charges and a $12.3 million gain related to the sale of mitigation credits while the second quarter 2011 results include additional interest expense charges of $26.5 million referable to our tender offer and debt retirement completed in June 2011, and a pretax charge of $1.8 million related to restructuring charges.

CONTINUING OPERATIONS — Changes in the loss from continuing operations before income taxes for the second quarter of 2012 versus the second quarter of 2011 are summarized below:

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

Second quarter 2011	($47.4)
Higher aggregates earnings due to
Lower volumes	(3.1)
Higher selling prices	1.0
Lower costs and other items	11.1
Steady concrete earnings	0.0
Lower asphalt mix earnings	(3.2)
Lower cement earnings	(0.7)
Lower selling, administrative and general expenses	12.1
Higher gain on sale of property, plant & equipment and businesses	10.2
Higher restructuring charges	(2.7)
Exchange offer costs - 2012	(32.1)
Lower interest expense	17.2
All other	2.9
Second quarter 2012	($34.7)

Second quarter Aggregates segment gross profit increased $9.0 million from the prior year reflecting lower cost of sales. Improved production efficiency and lower unit cost across most major cost categories more than offset the earnings effect of a 1% decline in aggregates shipments. All key labor productivity and energy efficiency metrics improved from the prior year. Unit cost for diesel fuel decreased 4%, accounting for $1.5 million of the increase in gross profit. We achieved double-digit growth in shipments in a number of key states, including Alabama, Florida, Illinois and Texas. Shipments in Virginia and California continued to show improvement as compared to the prior year. These year-over-year increases in aggregates shipments were due mainly to large infrastructure project work — primarily highways — and increased private construction activity. While volume growth was strong in Florida, severe wet weather in June as a result of Tropical Storm Debby limited the quarterly gain. Aggregates volumes declined by double-digit percentages in Georgia, North Carolina and South Carolina , which are some of our most profitable markets. These declines reflected demand weakness as well as the effect of favorable weather conditions that accelerated shipments into the first quarter from the second quarter. Collectively, on a same-store basis, aggregates shipments in these three states declined 15% while volume elsewhere increased 4% versus the prior year. The average sales price for aggregates increased slightly from the prior year’s second quarter.

For the second quarter of 2012, Concrete segment gross profit was a loss of $9 million, in line with the prior year. Ready-mixed concrete volumes increased 6% from the prior year. The earnings effect of higher volumes was offset by an unfavorable geographic mix.

Asphalt Mix segment gross profit was $5.1 million compared with $8.3 million in the prior year’s second quarter. The unit cost for liquid asphalt increased 7%, reducing segment earnings by $3.3 million. The average sales price for asphalt mix increased slightly from the prior year, offsetting most of the earnings effect of an 8% decline in volumes.

Cement segment gross profit was a loss of $2.0 million versus a loss of $1.3 million in the prior year’s second quarter. The current year’s results were negatively affected by a planned maintenance outage at our cement plant in Florida, as well as costs related to a production disruption due to heavy rain and power outages from Tropical Storm Debby.

SAG expenses in the second quarter were down $12.1 million from the prior year benefitting from the cost reduction and restructuring initiatives.

Gain on sale of property, plant & equipment and businesses was $13.2 million in the second quarter of 2012 compared to $2.9 million in the second quarter of 2011. This increase in the current year resulted primarily from the sale of mitigation credits in California for a $12.3 million gain.

The $4.5 million of restructuring charges in the second quarter of 2012 related to the implementation of the Profit Enhancement Plan. The $1.8 million of restructuring charges in the prior year relate to the cost reduction and restructuring initiative undertaken in 2011. For additional details, see Note 1 to the condensed consolidated financial statements.

The $32.1 million of exchange offer costs in the current year’s second quarter results reflects legal, profession, and other costs incurred in response to the unsolicited exchange offer by Martin Marietta. For additional details, see Note 1 to the condensed consolidated financial statements.

Net interest expense was $53.7 million in the second quarter of 2012 compared to $70.9 million in the second quarter of 2011. This decrease resulted from $26.5 million of charges incurred in the second quarter of 2011 in connection with our debt refinancing (tender offer and debt retirement) partially offset by higher interest rates, and somewhat to a higher level of debt, stemming from the debt refinancing. In June 2011, we replaced $725.0 million of debt accruing interest at a floating rate based on LIBOR with debt accruing interest at a weighted-average fixed rate of 7.05%.

We recorded income tax benefits from continuing operations of $17.7 million (51.1% effective tax rate) in the second quarter of 2012 compared to $40.3 million (85.0% effective tax rate) in the second quarter of 2011. The decrease in our income tax benefit resulted largely from applying the year-to-date effective tax rate in the second quarter of 2012 versus the annual effective tax rate in the second quarter of 2011. A catch-up entry was required in the second quarter of 2011 to record the income tax benefit consistent with the annual effective tax rate.

Results from continuing operations were a loss of $0.13 per diluted share compared to a loss of $0.05 per diluted share in the second quarter of 2011.

DISCONTINUED OPERATIONS — Second quarter 2012 pretax loss on discontinued operations was $2.1 million in 2012 and $1.7 million in 2011. The losses primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE JUNE 30, 2012 COMPARED TO YEAR-TO-DATE JUNE 30, 2011

First half 2012 net sales were $1,148.7 million, an increase of 3% versus $1,113.8 million in the first half of 2011. Shipments were up in all major product lines with the exception of asphalt mix while pricing was up in all major product lines with the exception of aggregates where pricing remained essentially flat.

Results for the first six months of 2012 were a net loss of $70.3 million or $0.54 per diluted share compared to a net loss of $62.9 million or $0.49 per diluted share in the first half of 2011. Gross profit increased $34.2 million reflecting improved profitability in the Aggregates segment (gross profit up $32.3 million) due to higher volumes (shipments up 3%) and lower costs. Additionally, each period’s results were impacted by discrete items, as follows:

¡

The 2012 first half results include a pretax charge of $42.1 million related to the unsolicited exchange offer, an $18.3 million gain related to the sale of real estate and mitigation credits, and $5.9 million of restructuring charges.

¡

The 2011 first half results include a pretax gain of $25.5 million related to the recovery from legal settlement (see Note 18 to the condensed consolidated financial statements), additional interest expense charges of $26.5 million referable to our tender offer and debt retirement completed in June 2011 and $2.1 million of restructuring charges.

CONTINUING OPERATIONS — Changes in the loss from continuing operations before income taxes for year-to-date June 30, 2012 versus year-to-date June 30, 2011 are summarized below:

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

Year-to-date June 30, 2011	($149.5)
Higher aggregates earnings due to
Higher volumes	13.3
Lower selling prices	(1.6)
Lower costs and other items	20.6
Higher concrete earnings	2.1
Lower asphalt mix earnings	(3.6)
Higher cement earnings	3.4
Lower selling, administrative and general expenses	24.4
Higher gain on sale of property, plant & equipment and businesses	16.3
Legal settlement recovery - 2011	(25.5)
Higher restructuring charges	(3.8)
Exchange offer costs - 2012	(42.1)
Lower interest expense	7.2
All other	8.6
Year-to-date June 30, 2012	($130.2)

Gross profit for the Aggregates segment was $145.9 million for the first six months of 2012 versus $113.6 million in 2011. As noted in the table above, this $32.3 million increase in earnings resulted from lower costs and higher volumes slightly offset by a decrease in pricing. All key labor productivity and energy efficiency metrics improved from the prior year, more than offsetting a 2% increase in the unit cost for diesel fuel. For the first half of 2012, we experienced double-digit percentage increases in aggregates shipments for several states, most notably Alabama, California, Florida, Texas and Virginia.

The Concrete segment gross profit was a loss of $21.3 million, an improvement of $2.1 million from the prior year. Ready-mixed concrete shipments increased 9% from the prior year as pricing remained essentially flat.

Asphalt Mix segment gross profit of $4.5 million was $3.6 million below the first half 2011 level. The average sales price for asphalt mix increased 2% from the 2011 level, offsetting some of the earnings effect of a 4% decline in volumes. The unit cost for liquid asphalt increased 10%, reducing segment earnings by $8.1 million.

The Cement segment gross profit was a loss of $1.2 million, an improvement of $3.4 million from the prior year. Shipments and pricing were up 26% and 1%, respectively, from the prior year.

SAG expenses in the first half of 2012 were down $24.4 million, or 16%, from the prior year benefitting from the cost reduction initiatives.

Gain on sale of property, plant & equipment and businesses was $19.7 million for the first six months of 2012 compared to $3.4 million in the first half of 2011. This increased gain resulted primarily from the sale of real estate and mitigation credits in California.

The $25.5 million in recovery from a legal settlement included in the prior year’s first half results reflects an arbitration award from insurers related to the lawsuit settled in 2010 with the Illinois Department of Transportation (IDOT). For additional details, see Note 18 to the condensed consolidated financial statements.

The $5.9 million of restructuring charges in the first half of 2012 relates to the implementation of the Profit Enhancement Plan. The $2.1 million of restructuring charges in the prior year relate to the cost reduction and restructuring initiative undertaken in 2011. For additional details, see Note 1 to the condensed consolidated financial statements.

The $42.1 million of exchange offer costs in the current year’s first half reflects legal, professional and other costs incurred in response to an unsolicited exchange offer. For additional details, see Note 1 to the condensed consolidated financial statements.

Net interest expense was $106.0 million in the first six months of 2012 compared to $113.2 million in 2011. This decrease resulted from the aforementioned $26.5 million of charges incurred in 2011 in connection with our debt refinancing (tender offer and debt retirement) partially offset by higher interest rates, and somewhat to a higher level of debt, stemming from the debt refinancing.

We recorded income tax benefits from continuing operations of $56.1 million (43.1% effective tax rate) for the six months ended June 30, 2012 compared to $77.8 million (52.0% effective tax rate) for the six months ended June 30, 2011. The decrease in our income tax benefit resulted largely from applying the year-to-date effective tax rate for the first six months of 2012 versus the annual effective tax rate for the first six months of 2011.

Results from continuing operations were a loss of $0.57 per diluted share compared to a loss of $0.55 per diluted share in the first half of 2011.

DISCONTINUED OPERATIONS — Year-to-date June pretax earnings on discontinued operations were $6.1 million in 2012 and $14.6 million in 2011. The 2012 earnings include a $10.2 million 5CP earn-out gain (net of transaction costs) while the 2011 earnings include an $11.1 million 5CP earn-out gain and $7.5 million of gains related to litigation settlements. These gains were partially offset by charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

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

CASH

Included in our June 30, 2012 cash and cash equivalents balance of $158.3 million is $50.0 million of cash held at one of our foreign subsidiaries. The large majority of this $50.0 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore.

CASH FROM OPERATING ACTIVITIES

Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Six Months Ended June 30
in millions	2012	2011
Net loss	($70.3)	($62.9)
Depreciation, depletion, accretion and amortization	169.3	182.7
Net gain on sale of property, plant & equipment and businesses	(31.0)	(15.7)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(20.0)	(37.6)
Other operating cash flows, net	(51.1)	(59.5)
Net cash provided by (used for) operating activities	($3.1)	$7.0

As noted in the table above, net cash provided by operating activities was down $10.1 million for the six months ended June 30, 2012 compared to the same period of 2011. At $99.0 million, net earnings before noncash deductions for depreciation, depletion, accretion and amortization for the first half of 2012 was down $20.8 million compared to $119.8 million in the first half of 2011. The 2011 operating cash flows include proceeds of $25.5 million from a legal settlement while the 2012 operating cash flows include exchange offer cash outflows of $8.1 million — these discrete items more than account for the year-over-year decrease in operating cash flows.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities was $4.4 million during the six months ended June 30, 2012, a $35.5 million increase compared to the same period in the prior year. This increase in investing cash flow resulted largely from $19.4 million of higher proceeds from the sale of non-strategic property, plant & equipment and a $17.9 million reduction in purchases of property, plant & equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $1.2 million during the six months ended June 30, 2012, a decrease of $82.2 million compared to the same period of 2011. Operating cash flows for the six months ended June 30, 2011 include net proceeds of $139.7 from a debt restructuring that included the issuance of $1.1 billion of long-term notes and debt retirements, including related costs, of $960.3 million. Partially offsetting the net proceeds from the debt restructuring were $64.6 million in dividends paid during the first half of 2011 compared to $2.6 million during the first half of 2012 (a quarterly dividend rate of $0.25 per share in 2011 vs. $0.01 per share in 2012).

DEBT

Our weighted-average interest rates, total debt as a percentage of total capital and percentage of floating and fixed rate debt are summarized below:

dollars in millions	June 30 2012	December 31 2011	June 30 2011
Debt
Current maturities of long-term debt	$285.2	$134.8	$5.2
Short-term borrowings	0.0	0.0	100.0
Long-term debt	2,528.4	2,680.7	2,785.8
Total debt	$2,813.6	$2,815.5	$2,891.0
Capital
Total debt	$2,813.6	$2,815.5	$2,891.0
Equity [1]	3,742.9	3,791.6	3,872.1
Total capital	$6,556.5	$6,607.1	$6,763.1
Weighted-average Interest Rates
Bank line of credit	n/a	n/a	0.53%
Long-term debt excluding bank line of credit	7.30%	7.30%	7.44%
Total Debt as a Percentage of
Total Capital	42.9%	42.6%	42.7%
Total Debt — Percentage of
Floating-rate debt	0.5%	0.5%	26.2%
Fixed-rate debt	99.5%	99.5%	73.8%

1 As restated for June 30, 2011, see Note 1 to the condensed consolidated financial statements.

Our $285.2 million of current maturities of long-term debt as of June 30, 2012 is due as follows:

in millions	Current Maturities
Third quarter 2012	$0.0
Fourth quarter 2012	134.7
First quarter 2013	10.0
Second quarter 2013	140.5

We expect to retire the current maturities using existing cash, cash generated from operations or by drawing on our bank line of credit.

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

Utilization of the borrowing capacity under our bank line of credit as of June 30, 2012:

¡	none was drawn

¡	$65.7 million was used to support outstanding standby letters of credit

Borrowings under the $600.0 million bank line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings bearing interest at LIBOR plus the margin are made for periods of 1, 2, 3 or 6 months, and may be extended. Borrowings bearing interest at an alternative rate are made on an overnight basis and may be extended each day. Letters of credit issued under the $600.0 million bank line of credit are charged a fee equal to the applicable margin for borrowings. As of June 30, 2012, the applicable margin was 1.75%.

Borrowings under the $600.0 million bank line of credit are classified as long-term debt due to our ability to extend borrowings at the end of each borrowing period. Prior to December 31, 2011, we classified bank line of credit borrowings as short-term debt based on our intent to pay outstanding borrowings within one year.

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

DEBT RATINGS

Our short-term debt rating/outlook as of June 30, 2012 was:

¡	Moody’s — not prime/negative (rating dated September 16, 2011; outlook changed from stable to negative)

In October 2011, Standard and Poor’s withdrew our short-term debt rating/outlook at our request. The rating (B/negative) was deemed unnecessary as we had no outstanding commercial paper and access to the commercial paper market was unavailable at the current credit rating.

Our long-term debt ratings/outlooks as of June 30, 2012 were:

¡	Standard and Poor’s — BB/stable (rating dated June 11, 2012; outlook changed from watch positive to stable)

¡	Moody’s — Ba2/negative (rating dated September 16, 2011; downgraded from Ba1/stable)

Subsequent to the December 2011 unsolicited exchange offer from Martin Marietta, Moody’s placed our ratings under review with direction uncertain. On July 12, 2012, Moody’s downgraded our long-term debt ratings to Ba3/negative from Ba2/negative.

EQUITY

Our common stock issuances are summarized below:

in thousands	June 30 2012	December 31 2011	June 30 2011
Common stock shares at beginning of year issued and outstanding	129,245	128,570	128,570
Common Stock Issuances
Acquisition	0	373	373
401(k) savings and retirement plan	0	111	111
Share-based compensation plans	148	191	170
Common stock shares at end of period issued and outstanding	129,393	129,245	129,224

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

We periodically sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the periods presented were:

¡	six months ended June 30, 2012 — no shares issued

¡	twelve months ended December 31, 2011 — issued 0.1 million shares for cash proceeds of $4.7 million

¡	six months ended June 30, 2011 — issued 0.1 million shares for cash proceeds of $4.7 million

There were no shares held in treasury as of June 30, 2012, December 31, 2011 and June 30, 2011. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of June 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We did not enter into any new material off-balance sheet arrangements during the first six months of 2012.

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 11 to the condensed consolidated financial statements.

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

We believe that the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2012.

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

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to:

¡

cost reductions, profit enhancements and asset sales, as well as streamlining and other strategic actions we adopted, will not be able to be realized to the desired degree or within the desired time period and that the results thereof will differ from those anticipated or desired

¡	uncertainties as to the timing and valuations that may be realized or attainable with respect to intended asset sales;

¡	general economic and business conditions

¡	the timing and amount of federal, state and local funding for infrastructure

¡	the impact of a prolonged economic recession on our industry, business and financial condition and access to capital markets

¡	changes in the level of spending for private residential and nonresidential construction

¡	the highly competitive nature of the construction materials industry

¡	the impact of future regulatory or legislative actions

¡	the outcome of pending legal proceedings

¡	pricing of our products

¡	weather and other natural phenomena

¡	energy costs

¡	costs of hydrocarbon-based raw materials

¡	healthcare costs

¡	the amount of long-term debt and interest expense we incur

¡	changes in interest rates

¡	the impact of our below investment grade debt rating on our cost of capital

¡	volatility in pension plan asset values which may require cash contributions to the pension plans

¡	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses

¡	our ability to secure and permit aggregates reserves in strategically located areas

¡	our ability to manage and successfully integrate acquisitions

¡	the potential of goodwill impairment

¡	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals

¡	other assumptions, risks and uncertainties detailed from time to time in our periodic reports

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

At June 30, 2012, the estimated fair value of our long-term debt instruments including current maturities was $2,921.6 million compared to a book value of $2,813.5 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair value of our liability by $148.0 million.

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

ITEM 4

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) and 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the second quarter of 2012.

PART II   OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011, and in Note 18 to the condensed consolidated financial statements and Part II, Item 3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. See Note 18 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

In addition, we were involved in a number of legal proceedings related to Martin Marietta’s unsolicited exchange offer as described below.

LITIGATION IN CONNECTION WITH MARTIN MARIETTA’S OFFER AND PROXY SOLICITATION

In December 2011, Martin Marietta commenced an exchange offer for all outstanding shares of our common stock and initiated a proxy fight to elect a slate of directors to our Board. This takeover attempt was subsequently enjoined by the Delaware courts and terminated during the quarter ended June 30, 2012. In that quarter, we were involved in a number of legal proceedings related to Martin Marietta’s takeover attempt.

¡

DELAWARE LITIGATION — On December 12, 2011, Martin Marietta commenced litigation in the Delaware Court of Chancery against Vulcan seeking declaratory and injunctive relief. The action was captioned Martin Marietta Materials, Inc. v. Vulcan Materials Co., C.A. No. 7102-CS (Del. Ch.). In its complaint, Martin Marietta asked the Court to issue a declaration that the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms between Martin Marietta and Vulcan did not prohibit (1) the exchange offer launched by Martin Marietta on December 12, 2011 or (2) Martin Marietta’s anticipated nomination of candidates for Vulcan’s board of directors at the 2012 annual meeting. Martin Marietta also sought an injunction prohibiting Vulcan from prosecuting any action under the May 3, 2010 letter agreement covering confidentiality, use restrictions and other terms in any jurisdiction other than Delaware.

On May 14, 2012, the Court enjoined Martin Marietta for a period of four months from, among other things, prosecuting a proxy contest, making an exchange or tender offer, or otherwise taking steps to acquire control of Vulcan shares or assets. On May 31, 2012, the Delaware Supreme Court affirmed the decision of the Court of Chancery. Since this matter has been decided, we will not report on it further.

¡

NEW JERSEY LITIGATION — On December 12, 2011, Martin Marietta commenced litigation in the Superior Court of New Jersey’s Chancery Division for Mercer County against Vulcan seeking declaratory and injunctive relief. The action is captioned Martin Marietta Materials, Inc. v. Vulcan Materials Co., No. C-83-11 (N.J. Super. Ct.). In its complaint, Martin Marietta alleged that it had launched an exchange offer and, if the offer were successful, intended to effect a merger between itself and Vulcan. Martin Marietta asked the Court to issue declarations and/or injunctive orders that: (1) the New Jersey Shareholders Protection Act would not apply to the proposed merger; (2) simple majority approval (and not an 80% standard) of the Vulcan shareholders was all that was required under Article VIII of Vulcan’s Certificate of Incorporation with respect to the proposed merger, if either approved by a majority of the continuing directors or the offer price satisfied the price requirements set forth in the charter; (3) Vulcan would not use certain provisions of its bylaws to hinder or frustrate Martin Marietta’s anticipated nomination of candidates for the board of directors at Vulcan’s 2012 annual meeting; and (4) Martin Marietta’s December 12, 2011 Registration Statement complied with the requirements of the Securities Act of 1933.

Following the decision of the Delaware Supreme Court in the Delaware litigation, this case was dismissed without prejudice by agreement of the parties. Thus, we will not report on it further.

¡

ALABAMA LITIGATION — On December 19, 2011, Vulcan commenced litigation in the United States District Court for the Northern District of Alabama, Southern Division, seeking declaratory and injunctive relief. The action is captioned Vulcan Materials Company v. Martin Marietta Materials, Inc., CV-11-CO-4248-S (N.D. Ala.). Vulcan subsequently voluntarily dismissed this case without prejudice. Thus, we will not report on this matter further.

ITEM 1A

RISK FACTORS

As a result of the passage of the new multi-year highway bill by Congress in late June, we are removing the risk factor titled, “Lack of a multi-year federal highway bill and changes to the funding mechanism for highway funding could cause states to spend less on roads which may negatively impart our revenue” as noted in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2011.

Additionally, as a result of the rulings of the Delaware Chancery and Supreme Courts in May 2012 (see Note 1 to the Condensed Consolidated Financial Statements), we are removing the risk factor titled “Martin Marietta’s unsolicited exchange offer and proxy contest may require us to incur significant additional costs and otherwise cause disruption to our business” as noted in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2011.

There were no other material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2011.

ITEM 4

MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

EXHIBITS

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 95	MSHA Citations and Litigation

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date August 8, 2012	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date August 8, 2012	/s/ Daniel F. Sansone Daniel F. Sansone Executive Vice President, Chief Financial Officer (Principal Financial Officer)