Form 10-Q
period 2012-09-30
Vulcan Materials CO
filed 2012-11-08
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at September 30, 2012
Common Stock, $1 Par Value	129,596,459

VULCAN MATERIALS COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31 in thousands, except per share data	September 30 2012	December 31 2011	September 30 2011

Assets
Cash and cash equivalents	$243,126	$155,839	$152,379
Restricted cash	0	81	81
Accounts and notes receivable
Accounts and notes receivable, gross	403,520	321,391	437,754
Less: Allowance for doubtful accounts	(6,106)	(6,498)	(7,715)
Accounts and notes receivable, net	397,414	314,893	430,039
Inventories
Finished products	263,893	260,732	249,265
Raw materials	28,221	23,819	26,284
Products in process	6,209	4,198	3,473
Operating supplies and other	38,655	38,908	38,755
Inventories	336,978	327,657	317,777
Current deferred income taxes	45,353	43,032	48,743
Prepaid expenses	26,384	21,598	27,809
Assets held for sale	0	0	26,883
Total current assets	1,049,255	863,100	1,003,711
Investments and long-term receivables	42,226	29,004	28,917
Property, plant & equipment
Property, plant & equipment, cost	6,690,448	6,705,546	6,665,937
Reserve for depreciation, depletion & amortization	(3,477,496)	(3,287,367)	(3,222,469)
Property, plant & equipment, net	3,212,952	3,418,179	3,443,468
Goodwill	3,086,716	3,086,716	3,086,716
Other intangible assets, net	693,308	697,502	698,703
Other noncurrent assets	141,459	134,813	122,011
Total assets	$8,225,916	$8,229,314	$8,383,526
Liabilities
Current maturities of long-term debt	$285,153	$134,762	$5,215
Trade payables and accruals	133,209	103,931	134,853
Other current liabilities	213,735	167,560	239,438
Liabilities of assets held for sale	0	0	1,474
Total current liabilities	632,097	406,253	380,980
Long-term debt	2,527,450	2,680,677	2,816,223
Noncurrent deferred income taxes	680,880	732,528	794,921
Other noncurrent liabilities	618,292	618,239	524,485
Total liabilities	4,458,719	4,437,697	4,516,609
Other commitments and contingencies (Note 18)
Equity
Common stock, $1 par value	129,596	129,245	129,233
Capital in excess of par value	2,567,859	2,544,740	2,538,987
Retained earnings	1,274,465	1,334,476	1,363,640
Accumulated other comprehensive loss	(204,723)	(216,844)	(164,943)
Total equity	3,767,197	3,791,617	3,866,917
Total liabilities and equity	$8,225,916	$8,229,314	$8,383,526

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited	Three Months Ended September 30		Nine Months Ended September 30
in thousands, except per share data	2012	2011	2012	2011

Net sales	$687,616	$714,947	$1,836,357	$1,828,720
Delivery revenues	41,245	45,805	122,522	121,203
Total revenues	728,861	760,752	1,958,879	1,949,923
Cost of goods sold	560,693	599,167	1,581,537	1,619,206
Delivery costs	41,245	45,805	122,522	121,203
Cost of revenues	601,938	644,972	1,704,059	1,740,409
Gross profit	126,923	115,780	254,820	209,514

Selling, administrative and general expenses	65,441	67,020	192,267	218,290
Gain on sale of property, plant & equipment and businesses, net	2,009	41,457	21,687	44,831
Recovery from legal settlement (Note 18)	0	20,857	0	46,404
Restructuring charges (Note 1)	(3,056)	(839)	(9,018)	(2,977)
Exchange offer costs (Note 1)	(1,206)	0	(43,331)	0
Other operating income (expense), net	(3,363)	(3,567)	(2,642)	(10,509)
Operating earnings	55,866	106,668	29,249	68,973

Other nonoperating income (expense), net	1,806	(3,745)	4,196	(2,384)
Interest expense, net	53,043	50,678	158,997	163,839
Earnings (loss) from continuing operations before income taxes	4,629	52,245	(125,552)	(97,250)
Provision for (benefit from) income taxes	(10,992)	29,833	(67,138)	(47,938)
Earnings (loss) from continuing operations	15,621	22,412	(58,414)	(49,312)
Earnings (loss) on discontinued operations, net of tax	(1,361)	(2,453)	2,338	6,399
Net earnings (loss)	$14,260	$19,959	($56,076)	($42,913)

Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	975	900	2,868	6,353
Amortization of pension and postretirement benefit plans actuarial loss and prior service cost	3,084	1,885	9,252	6,043
Other comprehensive income	4,059	2,785	12,120	12,396
Comprehensive income (loss)	$18,319	$22,744	($43,956)	($30,517)

Basic earnings (loss) per share
Continuing operations	$0.12	$0.17	($0.45)	($0.38)
Discontinued operations	($0.01)	($0.02)	$0.02	$0.05
Net earnings (loss) per share	$0.11	$0.15	($0.43)	($0.33)

Diluted earnings (loss) per share
Continuing operations	$0.12	$0.17	($0.45)	($0.38)
Discontinued operations	($0.01)	($0.02)	$0.02	$0.05
Net earnings (loss) per share	$0.11	$0.15	($0.43)	($0.33)

Weighted-average common shares outstanding
Basic	129,753	129,493	129,674	129,341
Assuming dilution	130,215	129,768	129,674	129,341

Dividends declared per share	$0.01	$0.25	$0.03	$0.75

Depreciation, depletion, accretion and amortization	$84,108	$90,948	$253,391	$273,671

Effective tax rate from continuing operations	NMF	57.1%	53.5%	49.3%

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited	Nine Months Ended September 30
in thousands	2012	2011
Operating Activities
Net loss	($56,076)	($42,913)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	253,391	273,671
Net gain on sale of property, plant & equipment and businesses	(31,886)	(55,886)
Contributions to pension plans	(3,379)	(3,762)
Share-based compensation	9,362	12,991
Deferred tax provision	(66,194)	(58,569)
Cost of debt purchase	0	19,153
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(9,886)	(31,858)
Other, net	(1,573)	8,899
Net cash provided by operating activities	93,759	121,726
Investing Activities
Purchases of property, plant & equipment	(49,418)	(77,332)
Proceeds from sale of property, plant & equipment	28,930	11,730
Proceeds from sale of businesses, net of transaction costs	10,690	72,830
Other, net	963	1,684
Net cash provided by (used for) investing activities	(8,835)	8,912
Financing Activities
Net short-term payments	0	(285,500)
Payment of current maturities and long-term debt	(120)	(737,952)
Cost of debt purchase	0	(19,153)
Proceeds from issuance of long-term debt	0	1,100,000
Debt issuance costs	0	(17,904)
Proceeds from settlement of interest rate swap agreements	0	23,387
Proceeds from issuance of common stock	0	4,936
Dividends paid	(3,885)	(96,878)
Proceeds from exercise of stock options	6,167	3,232
Other, net	201	32
Net cash provided by (used for) financing activities	2,363	(25,800)
Net increase in cash and cash equivalents	87,287	104,838
Cash and cash equivalents at beginning of year	155,839	47,541
Cash and cash equivalents at end of period	$243,126	$152,379

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

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our condensed consolidated balance sheet as of December 31, 2011 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2012 presentation.

RESTRUCTURING CHARGES

In 2011, we substantially completed the implementation of a multi-year project to replace our legacy information technology systems with new ERP and Shared Services platforms. These platforms are helping us streamline processes enterprise-wide and standardize administrative and support functions while providing enhanced flexibility to monitor and control costs. Leveraging this significant investment in technology allowed us to reduce overhead and administrative staff, resulting in $2,977,000 of severance and related charges in the first nine months of 2011 and $12,971,000 for the full year 2011. There were no significant charges related to this restructuring plan in 2012.

In 2012, our Board approved a Profit Enhancement Plan that further leverages our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During the third quarter and for the first nine months of 2012, we incurred $3,056,000 and $9,018,000, respectively, of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We do not anticipate any additional significant future costs.

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

In May 2012, the Delaware Chancery Court ruled and the Delaware Supreme Court affirmed that Martin Marietta had breached two confidentiality agreements between the companies, and enjoined Martin Marietta through September 15, 2012 from pursuing its exchange offer for our shares, prosecuting its proxy contest, or otherwise taking steps to acquire control of our shares or assets and from any further violations of the two confidentiality agreements between the parties.

In response to Martin Marietta’s actions, we incurred legal, professional and other costs of $43,331,000 during the nine months ended September 30, 2012 and $2,227,000 during the fourth quarter of 2011. As of September 30, 2012, $43,010,000 of the costs incurred has been paid.

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

A summary of the effects of the correction of the errors on our Condensed Consolidated Balance Sheet as of September 30, 2011, is presented in the table below:

	As of September 30, 2011
in thousands	As Reported	Correction	As Restated
Balance Sheet
Assets
Current deferred income taxes	$47,833	$910	$48,743
Prepaid expenses	27,074	735	27,809
Total current assets	1,002,066	1,645	1,003,711
Total assets	$8,381,881	$1,645	$8,383,526
Liabilities
Other current liabilities	$222,762	$16,676	$239,438
Total current liabilities	364,304	16,676	380,980

Noncurrent deferred income taxes	800,770	(5,849)	794,921
Total liabilities	$4,505,782	$10,827	$4,516,609
Equity

Retained earnings	$1,372,822	($9,182)	$1,363,640
Total equity	3,876,099	(9,182)	3,866,917
Total liabilities and equity	$8,381,881	$1,645	$8,383,526

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

During the nine months ended September 30, 2012, we received payments totaling $11,369,000 under the 5CP earn-out related to performance during the year ended December 31, 2011. During the first quarter of 2011, we received $12,284,000 under the 5CP earn-out related to the year ended December 31, 2010. Through September 30, 2012, we have received a total of $66,360,000 under the 5CP earn-out, a total of $33,259,000 in excess of the receivable recorded on the date of disposition.

We are liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on the prior year’s 5CP earn-out results. Payments for this transaction bonus were $1,137,000 during the first nine months of 2012 and $1,228,000 during the first nine months of 2011.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the periods presented. Results from discontinued operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
Discontinued Operations
Pretax earnings (loss) from results	($2,283)	($4,068)	($6,360)	($481)
Gain on disposal, net of transaction bonus	30	0	10,232	11,056
Income tax (provision) benefit	892	1,615	(1,534)	(4,176)
Earnings (loss) on discontinued operations, net of tax	($1,361)	($2,453)	$2,338	$6,399

The third quarter pretax losses from results of discontinued operations of $2,283,000 in 2012 and $4,068,000 in 2011 were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax loss from results of discontinued operations of $6,360,000 for the nine months ended September 30, 2012 was also due primarily to general and product liability claims, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax loss from results of discontinued operations of $481,000 for the nine months ended September 30, 2011 include a $7,500,000 pretax gain recognized on recovery from an insurer in lawsuits involving perchloroethylene. This gain was offset by general and product liability costs, including legal defense costs, and environmental remediation costs.

NOTE 3: EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below:

	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
Weighted-average common shares outstanding	129,753	129,493	129,674	129,341
Dilutive effect of
Stock options/SOSARs	120	35	0	0
Other stock compensation plans	342	240	0	0
Weighted-average common shares outstanding, assuming dilution	130,215	129,768	129,674	129,341

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: nine months ended September 30, 2012 — 471,000 and nine months ended September 30, 2011 — 304,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
Antidilutive common stock equivalents	5,046	5,871	5,046	5,871

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

When projected book income for the full year is close to breakeven, the annual effective tax rate becomes volatile and will distort the income tax provision for an interim period due to the nature and amount of our permanent differences. When this happens, we calculate the interim income tax provision or benefit using the year-to-date effective tax rate. This method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

We recorded an income tax benefit from continuing operations of $10,992,000 in the third quarter of 2012 compared to an income tax provision of $29,833,000 in the third quarter of 2011. In the first two quarters of 2012, income taxes were calculated based on the year-to-date effective tax rate as described above. In the third quarter, income taxes were calculated based on the annual effective tax rate as described above. Therefore, a true-up adjustment was required in the third quarter to record the year-to-date income tax benefit consistent with the annual effective tax rate.

We recorded income tax benefits from continuing operations of $67,138,000 for the nine months ended September 30, 2012 compared to $47,938,000 for the nine months ended September 30, 2011. After applying the pretax loss at the statutory rate, the largest difference is a decrease in unfavorable discrete income tax adjustments as compared to the prior year.

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

During 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts in AOCI are being amortized to interest expense over the term of the related debt. For the 12-month period ending September 30, 2013, we estimate that $5,567,000 of the pretax loss in AOCI will be reclassified to earnings.

The effects of changes in the fair values of derivatives designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Comprehensive Income are as follows:

	Location on	Three Months Ended September 30		Nine Months Ended September 30
in thousands	Statement	2012	2011	2012	2011
Cash Flow Hedges
Loss reclassified from AOCI (effective portion)	Interest expense	($1,615)	($1,499)	($4,755)	($10,131)

FAIR VALUE HEDGES

We use interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 forward component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method. This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
Deferred Gain on Settlement
Amortized to earnings as a reduction to interest expense	$1,021	$320	$3,014	$320

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets and liabilities subject to fair value measurements on a recurring basis are summarized below:

in thousands	Level 1
	September 30 2012	December 31 2011	September 30 2011
Fair Value Recurring
Rabbi Trust Mutual funds	$13,144	$13,536	$12,816
Equities	8,427	7,057	5,746
Total	$21,571	$20,593	$18,562

in thousands	Level 2
	September 30 2012	December 31 2011	September 30 2011
Fair Value Recurring
Rabbi Trust Common/collective trust funds	$2,229	$2,192	$1,965
Total	$2,229	$2,192	$1,965

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

NOTE 7: OTHER COMPREHENSIVE INCOME

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss), net of tax, are as follows:

in thousands	September 30 2012	December 31 2011	September 30 2011
Accumulated Other Comprehensive Loss
Cash flow hedges	($29,118)	($31,986)	($32,785)
Pension and postretirement plans	(175,605)	(184,858)	(132,158)
Total	($204,723)	($216,844)	($164,943)

Amounts reclassified from accumulated other comprehensive income (loss) to earnings, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
Reclassification Adjustment for Cash Flow Hedges
Interest expense	$1,615	$1,499	$4,755	$10,131
Benefit from income taxes	(640)	(599)	(1,887)	(3,778)
Total	$975	$900	$2,868	$6,353
Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$4,092	$2,407	$12,066	$7,104
Selling, administrative and general expenses	977	715	3,141	2,260
Benefit from income taxes	(1,985)	(1,237)	(5,955)	(3,321)
Total	$3,084	$1,885	$9,252	$6,043
Total reclassifications from AOCI to earnings	$4,059	$2,785	$12,120	$12,396

NOTE 8: EQUITY

In September 2012 and February 2011, we issued 60,855 and 372,992 shares, respectively, of common stock in connection with a business acquisition as described in Note 13.

We periodically sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

¡	nine months ended September 30, 2012 — 0 shares issued

¡	twelve months ended December 31, 2011 — issued 110,881 shares for cash proceeds of $4,745,000

¡	nine months ended September 30, 2011 — issued 110,881 shares for cash proceeds of $4,745,000

No shares were held in treasury as of September 30, 2012, December 31, 2011 and September 30, 2011. As of September 30, 2012, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

NOTE 9: BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost:

PENSION BENEFITS	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$5,587	$5,190	$16,762	$15,571
Interest cost	10,798	10,595	32,395	31,787
Expected return on plan assets	(12,195)	(12,370)	(36,585)	(37,110)
Amortization of prior service cost	69	85	206	255
Amortization of actuarial loss	4,882	2,918	14,645	8,753
Net periodic pension benefit cost	$9,141	$6,418	$27,423	$19,256
Pretax reclassification from AOCI included in net periodic pension benefit cost	$4,951	$3,003	$14,851	$9,008

OTHER POSTRETIREMENT BENEFITS	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1,166	$1,197	$3,499	$3,592
Interest cost	1,563	1,613	4,687	4,838
Amortization of prior service credit	(169)	(169)	(506)	(506)
Amortization of actuarial loss	287	288	862	862
Net periodic postretirement benefit cost	$2,847	$2,929	$8,542	$8,786
Pretax reclassification from AOCI included in net periodic postretirement benefit cost	$118	$119	$356	$356

The reclassifications from AOCI noted in the tables above are related to amortization of prior service costs or credits and actuarial losses as shown in Note 7.

Prior contributions, along with the existing funding credits, are sufficient to cover required contributions to the qualified plans through 2012.

NOTE 10: DEBT

in thousands	September 30 2012	December 31 2011	September 30 2011
Short-term Borrowings
Bank line of credit			$0
Total short-term borrowings			$0
Long-term Debt
Bank line of credit	$0	$0
5.60% notes due 2012 [1]	134,548	134,508	$134,496
6.30% notes due 2013 [2]	140,398	140,352	140,337
10.125% notes due 2015 [3]	152,911	153,464	153,640
6.50% notes due 2016 [4]	515,887	518,293	519,072
6.40% notes due 2017 [5]	349,883	349,869	349,865
7.00% notes due 2018 [6]	399,721	399,693	399,684
10.375% notes due 2018 [7]	248,637	248,526	248,491
7.50% notes due 2021 [8]	600,000	600,000	600,000
7.15% notes due 2037 [9]	239,551	239,545	239,544
Medium-term notes	16,000	16,000	21,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	1,067	1,189	1,309
Total long-term debt including current maturities	$2,812,603	$2,815,439	$2,821,438
Less current maturities of long-term debt	285,153	134,762	5,215
Total long-term debt	$2,527,450	$2,680,677	$2,816,223

Estimated fair value of long-term debt	$2,796,358	$2,796,504	$2,649,207

[1]

Includes decreases for unamortized discounts, as follows: September 30, 2012 — $9 thousand, December 31, 2011 — $49 thousand and September 30, 2011 — $61 thousand. The effective interest rate for these notes is 6.57%.

[2]

Includes decreases for unamortized discounts, as follows: September 30, 2012 — $46 thousand, December 31, 2011 — $92 thousand and September 30, 2011 — $107 thousand. The effective interest rate for these notes is 7.48%.

[3]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: September 30, 2012 — $3,195 thousand, December 31, 2011 — $3,802 thousand and September 30, 2011 — $3,995 thousand. Additionally, includes decreases for unamortized discounts, as follows: September 30, 2012 — $284 thousand, December 31, 2011 — $338 thousand and September 30, 2011 — $355 thousand. The effective interest rate for these notes is 9.59%.

[4]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: September 30, 2012 — $15,887 thousand, December 31, 2011 — $18,293 thousand and September 30, 2011 — $19,072 thousand. The effective interest rate for these notes is 6.02%.

[5]

Includes decreases for unamortized discounts, as follows: September 30, 2012 — $117 thousand, December 31, 2011 — $131 thousand and September 30, 2011 — $135 thousand. The effective interest rate for these notes is 7.41%.

[6]

Includes decreases for unamortized discounts, as follows: September 30, 2012 — $279 thousand, December 31, 2011 — $307 thousand and September 30, 2011 — $316 thousand. The effective interest rate for these notes is 7.87%.

[7]

Includes decreases for unamortized discounts, as follows: September 30, 2012 — $1,363 thousand, December 31, 2011 — $1,474 thousand and September 30, 2011 — $1,509 thousand. The effective interest rate for these notes is 10.62%.

[8]	The effective interest rate for these notes is 7.75%.

[9]

Includes decreases for unamortized discounts, as follows: September 30, 2012 — $637 thousand, December 31, 2011 — $643 thousand and September 30, 2011 — $644 thousand. The effective interest rate for these notes is 8.05%.

Our long-term debt is presented in the table above net of unamortized discounts from par and unamortized deferred gains realized upon settlement of interest rate swaps. Discounts, deferred gains and debt issuance costs are being amortized using the effective interest method over the respective terms of the notes.

The estimated fair value of long-term debt presented in the table above was determined by averaging price quotes for the notes. The fair value estimates were based on Level 2 information (as defined in Note 6) available to us as of the respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

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

Borrowings under the $600,000,000 bank line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings bearing interest at LIBOR plus the margin are made for periods of 1, 2, 3 or 6 months, and may be extended. Borrowings bearing interest at the alternative rate are made on an overnight basis and may be extended each day. As of September 30, 2012, the applicable margin for LIBOR based borrowing was 1.75%.

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

NOTE 11: STANDBY LETTERS OF CREDIT

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue such letters of credit to back our obligations to pay or perform when required to do so according to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiaries.

in thousands	September 30 2012
Standby Letters of Credit
Risk management requirement for insurance claims	$36,805
Payment surety required by utilities	100
Contractual reclamation/restoration requirements	7,451
Financial requirement for industrial revenue bond	14,230
Total	$58,586

Since banks consider standby letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are automatically renewed unless cancelled with the approval of the beneficiary. All $58,586,000 of our outstanding standby letters of credit as of September 30, 2012, is backed by our $600,000,000 bank line of credit which expires December 15, 2016.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and nine month periods ended September 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
ARO Operating Costs
Accretion	$1,973	$1,894	$5,990	$6,189
Depreciation	1,110	1,947	4,837	5,342
Total	$3,083	$3,841	$10,827	$11,531

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in thousands	2012	2011	2012	2011
Asset Retirement Obligations
Balance at beginning of period	$150,413	$160,733	$153,979	$162,730
Liabilities incurred	82	1,456	127	1,734
Liabilities settled	(822)	(6,238)	(2,241)	(12,202)
Accretion expense	1,973	1,894	5,990	6,189
Revisions up (down), net	(2,923)	139	(9,132)	(467)
Balance at end of period	$148,723	$157,984	$148,723	$157,984

Revisions to our asset retirement obligations during 2012 relate primarily to extensions in the estimated settlement dates at numerous sites reflecting lower level of shipments, which has the effect of extending the useful life of our operations’ reserves.

NOTE 13: ACQUISITIONS AND DIVESTITURES

During the first quarter of 2011, we acquired ten ready-mixed concrete facilities for 432,407 shares of common stock valued at the closing date price of $42.85 per share (total consideration of $18,529,000 net of acquired cash). We issued 372,992 shares to the seller at closing and retained the remaining shares to fulfill certain indemnification obligations. During the third quarter of 2012, we issued 60,855 shares (including shares accrued for dividends) of common stock to the seller as the final payment. As a result of this acquisition, we recognized $6,419,000 of amortizable intangible assets, none of which is expected to be deductible for income tax purposes. The amortizable intangible assets consist of contractual rights in place and are amortized over an estimated weighted-average period of 20 years.

During the third quarter of 2011, we completed the sale of four aggregates facilities. The sale resulted in net cash proceeds of $64,174,000 and a pretax gain on sale of $39,659,000. The book value of the divested operations included $10,300,000 of goodwill. Goodwill was allocated based on the relative fair value of the divested operations as compared to the relative fair value of the retained portion of the reporting unit.

During the fourth quarter of 2011, we consummated a transaction resulting in an exchange of assets. We acquired three aggregates facilities and a rail distribution yard. In return, we divested two aggregates facilities, an asphalt mix facility, two ready-mixed concrete facilities, a recycling operation and undeveloped real property, and paid $10,000,000 in cash. As of September 30, 2011, the exchanged assets met the criteria for classification as held for sale.

The accompanying Condensed Consolidated Balance Sheets reflect our assets held for sale and liabilities of assets held for sale as of September 30, 2011 (exchange of assets described above) as follows:

in thousands	September 30 2011
Held for Sale
Current assets	$2,644
Property, plant & equipment, net	20,934
Other assets	3,305
Total assets held for sale	$26,883
Other liabilities	$1,474
Total liabilities of assets held for sale	$1,474

There were no significant assets held for sale as of September 30, 2012 and December 31, 2011.

NOTE 14: GOODWILL

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September 30, 2012 and 2011.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment from December 31, 2011 to September 30, 2012 are summarized below:

GOODWILL in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Gross Carrying Amount
Total as of December 31, 2011	$2,995,083	$0	$91,633	$252,664	$3,339,380
Total as of September 30, 2012	$2,995,083	$0	$91,633	$252,664	$3,339,380
Accumulated Impairment Losses
Total as of December 31, 2011	$0	$0	$0	($252,664)	($252,664)
Total as of September 30, 2012	$0	$0	$0	($252,664)	($252,664)
Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2011	$2,995,083	$0	$91,633	$0	$3,086,716
Total as of September 30, 2012	$2,995,083	$0	$91,633	$0	$3,086,716

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

ACCOUNTING STANDARDS PENDING ADOPTION

NEW DISCLOSURE REQUIREMENTS ON OFFSETTING ASSETS AND LIABILITIES In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial and derivative instruments. These new disclosures are designed to facilitate comparisons between financial statements prepared under U.S. GAAP and those prepared under IFRS. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. We will adopt this standard as of and for the interim period ending March 31, 2013. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

AMENDMENTS ON INDEFINITE-LIVED INTANGIBLE ASSET IMPAIRMENT TESTING In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amends the impairment testing guidance in ASC 350-30, “General Intangibles Other Than Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing an indefinite-lived intangible asset for impairment. Further testing would be required only if, on the basis of the qualitative factors, an entity determines that the fair value of the intangible asset is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revises the examples of events and circumstances that an entity should consider when determining if an interim impairment test is required. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt this standard as of and for the interim period ending March 31, 2013. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2012	2011	2012	2011
Total Revenues
Aggregates [1]
Segment revenues	$491.1	$514.7	$1,317.9	$1,324.8
Intersegment sales	(42.5)	(42.4)	(112.9)	(111.8)
Net sales	448.6	472.3	1,205.0	1,213.0
Concrete [2]
Segment revenues	108.7	101.4	303.3	281.8
Intersegment sales	0.0	0.0	0.0	0.0
Net sales	108.7	101.4	303.3	281.8
Asphalt Mix
Segment revenues	118.2	128.9	293.3	304.4
Intersegment sales	0.0	0.0	0.0	0.0
Net sales	118.2	128.9	293.3	304.4
Cement [3]
Segment revenues	22.7	19.1	63.6	52.5
Intersegment sales	(10.6)	(6.7)	(28.8)	(23.0)
Net sales	12.1	12.4	34.8	29.5
Total
Net sales	687.6	715.0	1,836.4	1,828.7
Delivery revenues	41.3	45.8	122.5	121.2
Total revenues	$728.9	$760.8	$1,958.9	$1,949.9
Gross Profit
Aggregates	$124.9	$113.4	$270.8	$227.0
Concrete	(8.5)	(8.9)	(29.9)	(32.3)
Asphalt Mix	10.9	12.3	15.5	20.4
Cement	(0.4)	(1.0)	(1.6)	(5.6)
Total	$126.9	$115.8	$254.8	$209.5
Depreciation, Depletion, Accretion and Amortization
Aggregates	$62.3	$70.3	$191.8	$211.5
Concrete	11.4	13.1	34.9	39.3
Asphalt Mix	2.3	1.9	7.1	5.9
Cement	6.4	4.5	15.0	13.6
Corporate and other unallocated	1.7	1.1	4.6	3.4
Total	$84.1	$90.9	$253.4	$273.7

[1] Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.
[2] Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.
[3] Includes cement and calcium products.

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended September 30
in thousands	2012	2011
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$104,440	$102,260
Income taxes	19,219	(31,127)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	4,316	6,511
Amounts referable to business acquisition (Note 13)
Liabilities assumed	0	13,774
Fair value of equity consideration	0	18,529

NOTE 18: COMMITMENTS AND CONTINGENCIES

In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT) alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. In 2010, we settled this lawsuit for $40,000,000 and recognized the full charge pending arbitration with our insurers. In the first and third quarters of 2011, we were awarded $25,546,000 and $24,111,000, respectively, in payment of the insurers’ share of the settlement amount, and including attorneys’ fees and interest of $3,254,000.

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

SHAREHOLDER LITIGATION

¡

CLASS–ACTION COMPLAINTS — Two putative class-action complaints challenging Vulcan’s response to the Martin Marietta exchange offer were filed against Vulcan and its directors. One of these complaints styled Stationary Engineers Local 39 Pension Trust Fund v. Carroll, et al., No. 12-cv-00349 was filed in the United States District Court for the District of New Jersey. The other complaint was filed in the United States District Court for the Northern District of Alabama, Southern Division: KBC Asset Management NV v. James, et al., No. 11-cv-04323 (the “KBC Action”). The KBC action was subsequently transferred to the District of New Jersey. These actions have now been voluntarily dismissed without prejudice by the plaintiffs. Thus we will not report on these matters further.

¡

IRELAND LITIGATION — On May 25, 2012, a shareholder lawsuit was filed in state court in Jefferson County, Alabama, styled Glenn Ireland II, and William C. Ireland, Jr., Derivatively on behalf of Vulcan Materials Company v. Donald M. James, et al., Case No. CV-2012-901655. The lawsuit was amended to add the Charles Byron Ireland Trust. This lawsuit is brought as a derivative action against the current Board of Directors and two former directors. It makes claims of breaches of fiduciary duty and mismanagement by the defendants based primarily upon (i) Vulcan’s merger with Florida Rock, (ii) the compensation of the CEO of Vulcan, and (iii) the Martin Marietta hostile takeover bid. The Company and its directors believe the lawsuit is meritless and have filed a motion to dismiss the complaint.

PERCHLOROETHYLENE CASES

We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. These cases involve various allegations of groundwater contamination or exposure to perc allegedly resulting in personal injury. Vulcan is vigorously defending these cases, which are listed below:

¡

CALIFORNIA WATER SERVICE COMPANY — On June 6, 2008, we were served in an action styled California Water Service Company v. Dow, et al., filed in the San Mateo County Superior Court, California. According to the complaint, California Water Service Company “owns and/or operates public drinking water systems, and supplies drinking water to hundreds of thousands of residents and businesses throughout California.” The complaint alleges that water wells in a number of communities have been contaminated with perc. The plaintiff is seeking compensatory damages and punitive damages. The parties have settled this matter for an immaterial amount which is reflected in our Condensed Consolidated Statements of Comprehensive Income. Therefore, we will not report as to this matter going forward.

¡

CITY OF SUNNYVALE CALIFORNIA — On January 6, 2009, we were served in an action styled City of Sunnyvale v. Legacy Vulcan Corporation, f/k/a Vulcan Materials Company, filed in the San Mateo County Superior Court, California. The plaintiffs are seeking cost recovery and other damages for alleged environmental contamination from perc and its breakdown products at the Sunnyvale Town Center Redevelopment Project. The parties have settled this matter for an immaterial amount which is reflected in our Condensed Consolidated Statements of Comprehensive Income. Therefore, we will not report as to this matter going forward.

¡

SUFFOLK COUNTY WATER AUTHORITY — On July 29, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its breakdown products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. The trial court recently ruled that any detectable amount of perc in a well constitutes a legal injury. We are appealing this and other rulings of the trial court. Discovery is ongoing. At this time, plaintiffs have not established that our perc was used at any specific dry cleaner, or that we are liable for any alleged contamination.

¡

R.R. STREET INDEMNITY — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several litigation matters. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We have had discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.

LOWER PASSAIC RIVER MATTERS

¡

NJDEP LITIGATION — In 2009, Vulcan and over 300 other parties were named as third-party defendants in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case originally brought by the New Jersey Department of Environmental Protection (NJDEP) in the New Jersey Superior Court. Vulcan was brought into the suit due to alleged discharges to the Lower Passaic River (River) from the former Chemicals Division — Newark Plant. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief. This case is in the discovery stage, and a liability trial is scheduled for April 2013, and a separate damages trial, if required, is scheduled for January 2014. At this time, we cannot reasonably estimate our liability related to this case because it is unclear what contaminants and legal issues will be presented at trial and the extent to which the Newark operation may have impacted the River.

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

EXECUTIVE SUMMARY

FINANCIAL HIGHLIGHTS FOR THIRD QUARTER 2012

¡	Aggregates segment gross profit improved $11.5 million, or 10%, reflecting increased pricing and lower unit cost of sales due to improved productivity and cost reduction initiatives

¡	Aggregates pricing increased 4% from the prior year, reflecting price increases in most markets

¡	Unit cost of sales decreased 1% from the prior year

¡	On a same-store basis, aggregates shipments decreased 6% from the prior year

¡	Aggregates gross profit margin was 25.4%, an increase of 3.4 percentage points (340 basis points) from the prior year

¡	Gross profit from non-aggregates segments was in line with the prior year’s third quarter as overall non-aggregates segment revenues approximated the prior year

¡

Total gross profit increased 10% and gross profit margin expanded 2.3 percentage points (230 basis points) as the earnings effect of higher pricing and effective cost control more than offset the earnings effects of declines in aggregates and asphalt shipments

¡	Adjusted EBITDA was $146.0 million, an increase of $11.8 million over the prior year

¡

Earnings from continuing operations were $0.12 per diluted share versus $0.17 per diluted share in the prior year. The prior year’s earnings included $0.30 per diluted share from the gain on sale of real estate and businesses and recovery from a legal settlement. The current year’s earnings include $0.02 per diluted share referable to restructuring charges and exchange offer costs. On a comparable basis, third quarter earnings from continuing operations were $0.14 per diluted share compared to a loss of $0.13 per diluted share in the prior year

This quarter marks the fourth consecutive quarter of higher year-over-year gross profit in aggregates, lower SAG expense and growth in Adjusted EBITDA. These results demonstrate the benefits of our ongoing focus on reducing controllable costs and maximizing operating efficiency across the organization.

Leading indictors in private sector construction markets, including residential and nonresidential buildings, continue to improve. This should benefit our aggregates, concrete and cement businesses going forward. Year-to-date, concrete and cement volumes are up 8% and 23%, respectively, reflecting the upturn in private construction, particularly in Florida and Texas.

Our employees are keenly focused on managing controllable costs and are implementing actions that are contributing to our results. Thanks to their continued efforts, Adjusted EBITDA has increased 25% year-to-date and the earnings leverage in our aggregates business continues to increase, as evidenced by the increase in gross profit. Through the nine months ended September 30, 2012, Adjusted EBITDA was $320.9 million, up $63.7 million from the prior year in the face of a 1% decline in aggregates volumes. Cost reduction initiatives across a wide array of spending categories continue to improve our run-rate profitability. The effect of these initiatives is evidenced by the 12% decline in SAG expenses over the comparative nine month period.

We believe economic and construction-related fundamentals that drive demand for our products will continue to improve from the historically low levels created by the economic downturn. Leading indicators of private construction activity, specifically residential housing starts and contract awards for nonresidential buildings, continue to improve in our markets. Consequently, aggregates demand into private construction, particularly residential, is beginning to grow. We are seeing evidence of this growth in several key states, including Florida, Texas and Arizona. However, the positive effect of these indicators takes time to materialize and impact our shipments given the low point from which the recovery began. For public construction, the passage of a new federal highway bill in July will provide stability and predictability to future highway funding, although it had no material impact on third quarter shipments which reflected softness in highway construction and the ending of stimulus-related construction activity. The large increase in TIFIA (Transportation Infrastructure Finance and Innovation Act) funding contained in the new highway bill should positively impact demand in the future.

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

FREE CASH FLOW

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2012	2011	2012	2011
Net cash provided by operating activities	$96.9	$114.7	$93.8	$121.7
Purchases of property, plant & equipment	(16.0)	(25.8)	(49.5)	(77.3)
Free cash flow	$80.9	$88.9	$44.3	$44.4

EBITDA AND ADJUSTED EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2012	2011	2012	2011
Net earnings (loss)	$14.3	$20.0	($56.1)	($42.9)
Provision for (benefit from) income taxes	(11.0)	29.8	(67.1)	(47.9)
Interest expense, net	53.0	50.7	159.0	163.8
(Earnings) loss on discontinued operations, net of taxes	1.4	2.5	(2.3)	(6.4)
Depreciation, depletion, accretion and amortization	84.1	90.9	253.3	273.7
EBITDA	$141.8	$193.9	$286.8	$340.3
Gain on sale of real estate and businesses	$0.0	($39.7)	($18.3)	($39.7)
Recovery from legal settlement	0.0	(20.9)	0.0	(46.4)
Restructuring charges	3.0	0.9	9.0	3.0
Exchange offer costs	1.2	0.0	43.4	0.0
Adjusted EBITDA	$146.0	$134.2	$320.9	$257.2

RESULTS OF OPERATIONS

Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table shows net earnings in relationship to net sales, cost of goods sold, operating earnings, EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULTS

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per share data	2012	2011	2012	2011
Net sales	$687.6	$714.9	$1,836.4	$1,828.7
Cost of goods sold	560.7	599.1	1,581.6	1,619.2
Gross profit	$126.9	$115.8	$254.8	$209.5
Operating earnings	$55.9	$106.7	$29.2	$69.0
Earnings (loss) from continuing operations before income taxes	$4.6	$52.2	($125.6)	($97.3)
Earnings (loss) from continuing operations	$15.6	$22.4	($58.4)	($49.3)
Earnings (loss) on discontinued operations, net of taxes	(1.3)	(2.4)	2.3	6.4
Net earnings (loss)	$14.3	$20.0	($56.1)	($42.9)
Basic earnings (loss) per share
Continuing operations	$0.12	$0.17	($0.45)	($0.38)
Discontinued operations	(0.01)	(0.02)	0.02	0.05
Basic net earnings (loss) per share	$0.11	$0.15	($0.43)	($0.33)
Diluted earnings (loss) per share
Continuing operations	$0.12	$0.17	($0.45)	($0.38)
Discontinued operations	(0.01)	(0.02)	0.02	0.05
Basic net earnings (loss) per share	$0.11	$0.15	($0.43)	($0.33)
EBITDA	$141.8	$193.9	$286.8	$340.3
Adjusted EBITDA	$146.0	$134.2	$320.9	$257.2

THIRD QUARTER 2012 COMPARED TO THIRD QUARTER 2011

Third quarter net sales were $687.6 million, down 4% from the third quarter of 2011. Shipping volumes increased/decreased, as follows: aggregates -7%, ready-mixed concrete +7%, asphalt mix -9% and cement +17%. Average unit sales prices were up 4% in aggregates and 7% in cement while relatively flat in ready-mixed concrete and asphalt mix.

Net earnings were $14.3 million, or $0.11 per diluted share, for the third quarter of 2012 compared to $20.0 million, or $0.15 per diluted share, for the third quarter of 2011. The current quarter’s earnings include $4.3 million of pretax cost related to restructuring charges and exchange offer costs. The prior quarter’s earnings include a $39.7 million pretax gain from the sale of four aggregates facilities and a $20.9 million pretax gain referable to the final recovery from an insurer related to the lawsuit settled in 2010 with the Illinois Department of Transportation (IDOT). Additionally, higher unit costs for diesel fuel and liquid asphalt resulted in higher pretax costs of $1.8 million.

CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the third quarter of 2012 versus the third quarter of 2011 are summarized below:

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

Third quarter 2011	$52.2
Higher aggregates gross profit due to
Higher selling prices	15.4
Lower costs and other items	14.5
Lower volumes	(18.4)
Higher concrete gross profit	0.4
Lower asphalt mix gross profit	(1.3)
Higher cement gross profit	0.6
Lower selling, administrative and general expense	1.6
Lower gain on sale of property, plant & equipment and businesses	(39.4)
Legal settlement recovery - 2011	(20.9)
Higher restructuring charges	(2.2)
Exchange offer costs - 2012	(1.2)
Higher interest expense	(2.4)
All other	5.7
Third quarter 2012	$4.6

Aggregates segment gross profit increased $11.5 million from the prior year’s third quarter and gross profit margin expanded 3.4 percentage points (340 basis points) despite a 5% decline in segment revenues. Higher Aggregates segment earnings were driven by a 4% increase in the average sales price and lower unit costs. The improvement in operating cost was due to increased productivity in a number of key operating metrics and was achieved despite lower production volume. Most of our markets realized increased pricing, including key markets in Florida, Texas and States in the Southeast, the mid-Atlantic and the Midwest. Private construction activity, particularly residential, continued to improve during the third quarter, offsetting some residual softness in highway construction resulting from the prolonged delay in renewing the federal highway bill. The new bill (Map-21) was signed into law in July of this year, nearly three years after expiration of the previous multi-year bill. On a same-store basis, aggregates shipments decreased 6% versus the prior year. In total, aggregates shipments in Arizona, Florida and Texas increased 12% due primarily to growing demand from private construction. Most other markets experienced declines in aggregates volumes compared to the third quarter of 2011, reflecting weakness in public construction activity that more than offset growth in private construction activity.

Collectively, third quarter earnings from our non-aggregates segments were in-line with the prior year. Earnings improvements in the Cement and Concrete segments offset a slight decrease in Asphalt Mix gross profit. The unit cost for liquid asphalt increased 3%, reducing Asphalt Mix segment earnings by $1.4 million. Continued recovery in private construction activity led to solid increases in ready-mixed concrete and cement volumes as well as year-over-year growth in pricing for both products.

SAG expenses decreased $1.6 million from the prior year’s third quarter. This marks the fourth consecutive quarterly decline in year-over-year SAG expenses.

Gain on sale of property, plant & equipment and businesses was $2.0 million in the third quarter of 2012 compared to $41.5 million in the third quarter of 2011. The prior year’s quarter included a $39.7 million pretax gain on the sale of four aggregates facilities.

The $3.1 million of restructuring charges in the third quarter of 2012 relates to the implementation of the Profit Enhancement Plan. The prior year’s $0.8 million of restructuring charges relates to the cost reduction and restructuring initiatives undertaken in 2011. For additional details, see Note 1 to the condensed consolidated financial statements.

The $1.2 million of exchange offer costs in the current year’s third quarter results reflects legal, professional and other costs incurred in response to the unsolicited exchange offer by Martin Marietta. For additional details, see Note 1 to the condensed consolidated financial statements.

Net interest expense of $53.0 million in the third quarter of 2012 was up $2.4 million from the comparable 2011 level due to higher interest rates stemming from the 2011 refinancing.

We recorded an income tax benefit from continuing operations of $11.0 million in the third quarter of 2012 compared to an income tax provision of $29.8 million in the third quarter of 2011. In the first two quarters of 2012, income taxes were calculated based on the year-to-date effective tax rate as described in Note 4 to the condensed consolidated financial statements. In the third quarter income taxes were calculated based on the annual effective tax rate as described in Note 4. Therefore, a true-up adjustment was required in the third quarter to record the year-to-date income tax benefit consistent with the annual effective tax rate.

DISCONTINUED OPERATIONS — Third quarter results from discontinued operations were a pretax loss of $2.3 million in 2012 compared to a pretax loss of $4.1 million in 2011. Both periods’ results consisted of general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

YEAR-TO-DATE SEPTEMBER 30, 2012 COMPARED TO YEAR-TO-DATE SEPTEMBER 30, 2011

Net sales of $1,836.4 million for the first nine months of 2012 were relatively flat compared to the $1,828.7 million for the same period of 2011. Shipments were down in aggregates (-1%) and asphalt (-6%) and up in ready-mixed concrete (+8%) and cement (+23%). Pricing was slightly up in all product lines with the only significant increase in cement (+3%).

Results for the first nine months of 2012 were a net loss of $56.1 million, or $0.43 per diluted share, compared to a net loss of $42.9 million, or $0.33 per diluted share, for the first nine months of 2011. Higher unit costs for diesel fuel and liquid asphalt resulted in higher pretax costs of $11.1 million. Additionally, each period’s results were impacted by discrete items, as follows:

¡

The first nine months of 2012 results include a pretax charge of $43.3 million related to the unsolicited exchange offer, an $18.3 million gain related to the sale of real estate and mitigation credits, and $9.0 million of restructuring charges.

¡

The first nine months of 2011 results include pretax gains totaling $46.4 million related to the recovery from legal settlement (see Note 18 to the condensed consolidated financial statements), a pretax gain of $39.7 million on the sale of four non-strategic aggregates facilities, additional interest expense charges of $26.5 million referable to our tender offer and debt retirement completed in June 2011, and $3.0 million of restructuring charges.

CONTINUING OPERATIONS — Changes in the loss from continuing operations before income taxes for year-to-date September 30, 2012 versus year-to-date September 30, 2011 are summarized below:

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

Year-to-date September 30, 2011	($97.3)
Higher aggregates gross profit due to
Higher selling prices	14.1
Lower costs and other items	35.0
Lower volumes	(5.3)
Higher concrete gross profit	2.5
Lower asphalt mix gross profit	(4.9)
Higher cement gross profit	4.0
Lower selling, administrative and general expenses	26.0
Lower gain on sale of property, plant & equipment and businesses	(23.1)
Legal settlement recovery - 2011	(46.4)
Higher restructuring charges	(6.0)
Exchange offer costs - 2012	(43.3)
Lower interest expense	4.8
All other	14.3
Year-to-date September 30, 2012	($125.6)

Aggregates segment gross profit increased $43.8 million from the prior year’s first nine months and margin increased 3.4 percentage points (340 basis points). As shown in the table above, the increase in profits resulted from lower costs and higher selling prices slightly offset by the decline in volumes. All key labor productivity and energy efficiency metrics improved from the prior year, more than offsetting a 2% increase in the unit cost for diesel fuel. Total aggregates shipments were down 1% from the comparable nine month period. However, on a same-store basis, aggregates shipments were slightly up from the comparable prior year.

The Concrete segment gross profit was a loss of $29.9 million, an improvement of $2.5 million from the first nine months of 2011. Shipments of ready-mixed concrete increased 8% from the prior year as pricing remained essentially flat.

Asphalt Mix segment gross profit of $15.5 million was down $4.9 million from the comparable 2011 level. The average sales price for asphalt mix increased 1% from the 2011 level offsetting some of the earnings effect of a 6% decline in volume. The unit cost for liquid asphalt increased 7%, reducing segment profits by $9.3 million.

The Cement segment gross profit was a loss of $1.6 million compared to a loss of $5.6 million for the first nine months of 2011. Shipments and pricing were up 23% and 3%, respectively.

SAG expenses in the first nine months of 2012 were down $26.0 million, or 12%, from the prior year benefitting from the cost reduction initiatives.

Gain on sale of property, plant & equipment and businesses was $21.7 million for the first nine months of 2012 compared to $44.8 million in the first nine months of 2011. The 2011 amount includes a $39.7 million gain on the sale of four aggregates facilities while the 2012 amount includes an $18.3 million gain on the sale of real estate and mitigation credits.

The $46.4 million recovery from legal settlement included in the prior year’s first nine month results reflects arbitration awards from insurers related to the lawsuit settled in 2010 with the Illinois Department of Transportation (IDOT). For additional details, see Note 18 to the condensed consolidated financial statements.

The $9.0 million of restructuring charges in the first nine months of 2012 relates to the implementation of the Profit Enhancement Plan. The $3.0 million of restructuring charges in the prior year relate to the cost reduction and restructuring initiative undertaken in 2011. For additional details, see Note 1 to the condensed consolidated financial statements.

The $43.3 million of exchange offer costs in the current year’s first nine months reflects legal, professional and other costs incurred in response to an unsolicited exchange offer. For additional details, see Note 1 to the condensed consolidated financial statements.

Net interest expense was $159.0 million in the first nine months of 2012 compared to $163.8 million in 2011. This decrease resulted from the aforementioned $26.5 million of charges incurred in 2011 in connection with our debt refinancing (tender offer and debt retirement) partially offset by higher interest rates, and somewhat to a higher level of debt, stemming from the debt refinancing.

We recorded income tax benefits from continuing operations of $67.1 million for the nine months ended September 30, 2012 compared to $47.9 million for the nine months ended September 30, 2011. After applying the pretax loss at the statutory rate, the largest difference is a decrease in unfavorable discrete income tax adjustments as compared to the prior year.

DISCONTINUED OPERATIONS — Year-to-date September pretax earnings on discontinued operations were $3.9 million in 2012 and $10.6 million in 2011. The 2012 earnings include a $10.2 million 5CP earn-out gain (net of transaction costs) while the 2011 earnings include an $11.1 million 5CP earn-out gain and $7.5 million of gains related to litigation settlements. These gains were partially offset by charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

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

CASH

Included in our September 30, 2012 cash and cash equivalents balance of $243.1 million is $55.7 million of cash held at one of our foreign subsidiaries. The large majority of this $55.7 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore.

CASH FROM OPERATING ACTIVITIES

Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Nine Months Ended September 30
in millions	2012	2011
Net loss	($56.1)	($42.9)
Depreciation, depletion, accretion and amortization	253.4	273.7
Net gain on sale of property, plant & equipment and businesses	(31.9)	(55.9)
Cost of debt purchase	0.0	19.2
Other operating cash flows, net	(71.6)	(72.4)
Net cash provided by operating activities	$93.8	$121.7

As noted in the table above, net cash provided by operating activities decreased $27.9 million for the nine months ended September 30, 2012 compared to the same period of 2011. This decrease resulted primarily from a $33.5 million reduction in net earnings before noncash deductions for depreciation, depletion, accretion and amortization. The 2012 net loss included $49.4 million of additional restructuring and unsolicited exchange offer costs as described in Note 1 to the condensed consolidated financial statements.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used for investing activities was $8.8 million during the nine months ended September 30, 2012, a $17.7 million decrease compared to the same period in the prior year. This decrease in investing cash flow consisted of a $44.9 million decrease in proceeds from the sale of businesses and property, plant and equipment as the 2011 results included the sale of four aggregates facilities. This decrease was partially offset by the current period’s $27.9 million decrease in cash purchases of property, plant and equipment as we continue to closely evaluate the nature and timing of all capital projects.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $2.4 million during the nine months of 2012, a $28.2 million increase compared to the same period of 2011. This increase resulted from a $93.0 million decrease in dividends (a quarterly dividend rate of $0.25 per share in 2011 versus $0.01 per share in 2012). This dividend reduction in 2012 was partially offset by the prior year’s receipt of $39.5 million in net proceeds from debt restructuring that included $1.1 billion of debt issuance and $1.06 billion of debt retirement and related costs.

DEBT

Our weighted-average interest rates, total debt as a percentage of total capital and percentage of floating and fixed rate debt are summarized below:

dollars in millions	September 30 2012	December 31 2011	September 30 2011
Debt
Current maturities of long-term debt	$285.2	$134.8	$5.2
Long-term debt	2,527.4	2,680.7	2,816.2
Total debt	$2,812.6	$2,815.5	$2,821.4
Capital
Total debt	$2,812.6	$2,815.5	$2,821.4
Equity [1]	3,767.2	3,791.6	3,866.9
Total capital	$6,579.8	$6,607.1	$6,688.3
Weighted-average Effective Interest Rates
Bank line of credit [2]	0.92%	0.93%	0.14%
Long-term debt excluding bank line of credit	7.65%	7.64%	7.64%
Total Debt as a Percentage of
Total Capital	42.7%	42.6%	42.2%
Total Debt — Percentage of
Floating-rate debt	0.5%	0.5%	0.5%
Fixed-rate debt	99.5%	99.5%	99.5%

1 As restated for September 30, 2011, see Note 1 to the condensed consolidated financial statements.
2 Interest expense accrues for the amortization of deferred issuance costs, and fees for unused borrowing capacity and standby letters of credit.

Our $285.2 million of current maturities of long-term debt as of September 30, 2012 is due as follows:

in millions	Current Maturities
Fourth quarter 2012	$134.7
First quarter 2013	10.0
Second quarter 2013	140.5
Third quarter 2013	0.0

We expect to retire the 2012 maturities using existing cash. We expect to retire the 2013 maturities using cash generated from operations or by drawing on our bank line of credit.

During the fourth quarter of 2011, we replaced our $1.5 billion bank line of credit that was due to expire on November 16, 2012 with a $600.0 million bank line of credit. We reduced the size of the bank line of credit to match the current and expected needs of the business — the $1.5 billion bank line of credit was established in connection with the acquisition of Florida Rock and the initial borrowings were largely refinanced with other debt instruments.

The $600.0 million bank line of credit expires on December 15, 2016 and is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $600.0 million at any point in time.

Utilization of the borrowing capacity under our bank line of credit as of September 30, 2012:

¡	none was drawn

¡	$58.6 million of borrowing capacity was used to support outstanding standby letters of credit

Borrowings under the $600.0 million bank line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings bearing interest at LIBOR plus the margin are made for periods of 1, 2, 3 or 6 months, and may be extended. Borrowings bearing interest at an alternative rate are made on an overnight basis and may be extended each day. Letters of credit issued under the $600.0 million bank line of credit are charged a fee equal to the applicable margin for borrowings. As of September 30, 2012, the applicable margin was 1.75%.

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

DEBT RATINGS

Our short-term debt rating/outlook as of September 30, 2012 was:

¡	Moody’s — not prime/negative (rating dated September 16, 2011; outlook changed from stable to negative)

In October 2011, Standard and Poor’s withdrew our short-term debt rating/outlook at our request. The rating (B/negative) was deemed unnecessary as we had no outstanding commercial paper and access to the commercial paper market was unavailable at the current credit rating.

Our long-term debt ratings/outlooks as of September 30, 2012 were:

¡	Standard and Poor’s — BB/stable (rating dated June 11, 2012; outlook changed from watch positive to stable)

¡	Moody’s — Ba3/negative (rating dated July 12, 2012; downgraded from Ba2/negative)

EQUITY

Our common stock issuances are summarized below:

in thousands	September 30 2012	December 31 2011	September 30 2011
Common stock shares at beginning of year issued and outstanding	129,245	128,570	128,570
Common Stock Issuances
Acquisition	61	373	373
401(k) savings and retirement plan	0	111	111
Share-based compensation plans	290	191	179
Common stock shares at end of period issued and outstanding	129,596	129,245	129,233

During 2011 and 2012, we issued 0.4 million shares of common stock in connection with a business acquisition as explained in Note 13 to the condensed consolidated financial statements.

We periodically sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the periods presented were:

¡	nine months ended September 30, 2012 — 0 shares issued

¡	twelve months ended December 31, 2011 — issued 0.1 million shares for cash proceeds of $4.7 million

¡	nine months ended September 30, 2011 — issued 0.1 million shares for cash proceeds of $4.7 million

There were no shares held in treasury as of September 30, 2012, December 31, 2011 and September 30, 2011. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of September 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We did not enter into any new material off-balance sheet arrangements during the first nine months of 2012.

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

We believe that the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2012.

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

¡	uncertainties as to the timing and valuations that may be realized or attainable with respect to intended asset sales

¡	general economic and business conditions

¡	the timing and amount of federal, state and local funding for infrastructure

¡	the impact of a prolonged economic recession on our industry, business and financial condition and access to capital markets

¡	changes in the level of spending for private residential and nonresidential construction

¡	the highly competitive nature of the construction materials industry

¡	the impact of future regulatory or legislative actions

¡	the outcome of pending legal proceedings

¡	pricing of our products

¡	weather and other natural phenomena

¡	energy costs

¡	costs of hydrocarbon-based raw materials

¡	healthcare costs

¡	the amount of long-term debt and interest expense we incur

¡	changes in interest rates

¡	the impact of our below investment grade debt rating on our cost of capital

¡	volatility in pension plan asset values which may require cash contributions to the pension plans

¡	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses

¡	our ability to secure and permit aggregates reserves in strategically located areas

¡	our ability to manage and successfully integrate acquisitions

¡	the potential of goodwill impairment

¡	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals

¡	other assumptions, risks and uncertainties detailed from time to time in our periodic reports

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

At September 30, 2012, the estimated fair value of our long-term debt instruments including current maturities was $3,081.5 million compared to a book value of $2,812.6 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of 1 percentage point would increase the fair value of our liability by $154.5 million.

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

ITEM 4

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) and 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the third quarter of 2012.

PART II   OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011, and in Note 18 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012. See Note 18 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2011 as previously updated by disclosure in Item IA of Part 1 of our Form 10-Q for the quarter ended June 30, 2012.

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

VULCAN MATERIALS COMPANY

Date November 8, 2012	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date November 8, 2012	/s/ Daniel F. Sansone Daniel F. Sansone Executive Vice President, Chief Financial Officer (Principal Financial Officer)