Form 10-K
period 2012-12-31
Vulcan Materials CO
filed 2013-02-28
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes       No    X

Aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2012:	$5,118,918,572

Number of shares of common stock, $1.00 par value, outstanding as of February 14, 2013:	129,872,017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 10, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Certain of the matters and statements made herein or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as “anticipate,” “may,” “believe,” “estimate,” “project,” “expect,” “intend” and words of similar import. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:

▪	cost reductions, profit enhancements and asset sales, as well as streamlining and other strategic actions we adopted, will not be able to be realized to the desired degree or within the desired time period and that the results thereof will differ from those anticipated or desired

▪	uncertainties as to the timing and valuations that may be realized or attainable with respect to planned asset sales

▪	general economic and business conditions

▪	the timing and amount of federal, state and local funding for infrastructure

▪	changes in our effective tax rate that can adversely impact results

▪	the increasing reliance on information technology infrastructure for our ticketing, procurement, financial statements and other processes can adversely effect operations in the event that the infrastructure does not work as intended or experiences technical difficulties

▪	the impact of the state of the global economy on our business and financial condition and access to capital markets

▪	changes in the level of spending for residential and private nonresidential construction

▪	the highly competitive nature of the construction materials industry

▪	the impact of future regulatory or legislative actions

▪	the outcome of pending legal proceedings

▪	pricing of our products

▪	weather and other natural phenomena

▪	energy costs

▪	costs of hydrocarbon-based raw materials

▪	healthcare costs

▪	the amount of long-term debt and interest expense we incur

▪	changes in interest rates

▪	the impact of our below investment grade debt rating on our cost of capital

▪	volatility in pension plan asset values and liabilities which may require cash contributions to our pension plans

▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses

▪	our ability to secure and permit aggregates reserves in strategically located areas

▪	our ability to manage and successfully integrate acquisitions

▪	the potential of goodwill or long-lived asset impairment

Part I	1

▪	the potential impact of future legislation or regulations relating to climate change, greenhouse gas emissions or the definition of minerals

▪	the risks set forth in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 “Other Commitments and Contingencies” to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data,” all as set forth in this report

▪	other assumptions, risks and uncertainties detailed from time to time in our filings made with the Securities and Exchange Commission

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

ITEM 1

BUSINESS

Vulcan Materials Company is a New Jersey corporation and the nation’s largest producer of construction aggregates: primarily crushed stone, sand, and gravel. We have 341 active aggregates facilities. We also are a major producer of asphalt mix and ready-mixed concrete as well as a leading producer of cement in Florida.

VULCAN’S VALUE PROPOSITION

We are the leading construction materials business in the country with superior aggregates operations. Our leading position is based upon:

▪	being the largest aggregates producer in the U.S.

▪	having a favorable geographic footprint that provides attractive long-term growth prospects

▪	having the largest proven and probable reserve base

▪	having operational expertise and pricing discipline which provides attractive unit profitability

STRATEGY FOR EXISTING AND NEW MARKETS

▪	Our aggregates reserves are strategically located throughout the United States in high-growth areas that are projected to grow faster than the national average and that require large amounts of aggregates to meet construction demand. Vulcan-served states are estimated to generate 75% of the total growth in U.S. population and 70% of the total growth in U.S. household formations between 2010 and 2020. Our top ten revenue producing states in 2012 were Alabama, California, Florida, Georgia, Illinois, North Carolina, South Carolina, Tennessee, Texas and Virginia.

U.S. DEMOGRAPHIC GROWTH 2010 TO 2020, TOP 10 BY STATE

	POPULATION		HOUSEHOLDS		EMPLOYMENT
Rank	State	Share of Total U.S. Growth	State	Share of Total U.S. Growth	State	Share of Total U.S. Growth
1	Texas	16%	Texas	13%	Texas	14%
2	California	14%	Florida	13%	California	10%
3	Florida	13%	California	12%	Florida	8%
4	North Carolina	6%	North Carolina	5%	New York	6%
5	Georgia	6%	Arizona	5%	Georgia	4%
6	Arizona	5%	Georgia	5%	North Carolina	4%
7	Nevada	3%	Virginia	3%	Arizona	3%
8	Virginia	3%	Washington	3%	Ohio	3%
9	Washington	3%	Colorado	2%	Pennsylvania	3%
10	Colorado	2%	Oregon	2%	Virginia	3%
Top10 Subtotal		70%		62%		58%

Vulcan States in Top 10:		62%		55%		49%

Al l States Served by Vulcan:		75%		70%		63%

    Notes: Vulcan-served states shown in bolded blue text. Due to rounding, subtotals may not equal the sum of individual states.

    Source: Moody’s Analytics as of November 12, 2012

▪	We take a disciplined approach to strengthening our footprint by increasing our presence in metropolitan areas that are expected to grow most rapidly and divesting assets that are no longer considered part of our long-term growth strategy.

▪	Where practical, we have operations located close to our local markets because the cost of trucking materials long distances is prohibitive. Approximately 81% of our total aggregates shipments are delivered exclusively from the producing location to the customer by truck, and another 12% are delivered by truck after reaching a sales yard by rail or water.

Part I	3

COMPETITORS

We operate in an industry that generally is fragmented with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers account for approximately 30% to 35% of the total U.S. aggregates production. Despite being the industry leader, Vulcan’s total U.S. market share is less than 10%. Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

▪	Cemex S.A.B. de C.V.

▪	CRH plc

▪	HeidelbergCement AG

▪	Holcim Ltd.

▪	Lafarge

▪	Martin Marietta Materials, Inc.

▪	MDU Resources Group, Inc.

Because the U.S. aggregates industry is highly fragmented, with over 5,000 companies managing almost 10,000 operations, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or by enhancing their existing market positions.

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

AGGREGATES-LED VALUE CREATION — 2012 NET SALES

* Represents sales to external customers of our aggregates and our downstream products that use our aggregates.

Our business strategies include: 1) aggregates focus, 2) coast-to-coast footprint, 3) profitable growth, 4) tightly managed operational and overhead costs, and 5) effective land management.

1. AGGREGATES FOCUS

Aggregates are used in virtually all types of public and private construction projects and practically no substitutes for quality aggregates exist. Our focus on aggregates allows us to:

▪	BUILD AND HOLD SUBSTANTIAL RESERVES: The locations of our reserves are critical to our long-term success because of barriers to entry created in many metropolitan markets by zoning and permitting regulations and high transportation costs. Our reserves are strategically located throughout the United States in high-growth areas that will require large amounts of aggregates to meet future construction demand. Aggregates operations have flexible production capabilities and, other than energy inputs required to process the materials, require virtually no other raw material other than aggregates reserves which we own or control by leases. Our downstream businesses (asphalt mix and concrete) use Vulcan-produced aggregates almost exclusively.

▪	TAKE ADVANTAGE OF BEING THE LARGEST PRODUCER: Each aggregates operation is unique because of its location within a local market with particular geological characteristics. Every operation, however, uses a similar group of assets to produce saleable aggregates and provide customer service. Vulcan is the largest aggregates company in the U.S., whether measured by production or by revenues. Our 341 active aggregates facilities provide opportunities to standardize operating practices and procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to share best practices across the organization and leverage our size for administrative support, customer service, accounting, accounts receivable and accounts payable, technical support and engineering.

Part I	5

2. COAST-TO-COAST FOOTPRINT

Demand for construction aggregates correlates positively with changes in population growth, household formation and employment. We have pursued a strategy to increase our presence in metropolitan areas that are expected to grow the most rapidly.

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

4. TIGHTLY MANAGED OPERATIONAL AND OVERHEAD COSTS

In a business where aggregates sell, on average, for approximately $10.00 per ton, we are accustomed to rigorous cost management throughout economic cycles. Small savings per ton add up to significant cost reductions. We are able to adjust production levels to meet varying market conditions without jeopardizing our ability to take advantage of future increased demand.

Our knowledgeable and experienced workforce and our flexible production capabilities have allowed us to manage operational and overhead costs aggressively during the prolonged recession. In addition to cost reduction steps taken in previous years, in 2012 we continued to control costs aggressively in our operations which improved our per-ton margins. As a result, our cash earnings for each ton of aggregates sold in 2012 was 27% higher than at the peak of demand in 2005 (refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for Non-GAAP disclosures). In 2012, we also reorganized our company structure enabling us to make significant reductions in our Selling, Administrative and General (SAG) expense.

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

Part I	7

PRODUCT LINES

We have four reporting segments organized around our principal product lines:

▪	aggregates

▪	concrete

▪	asphalt mix

▪	cement

1. AGGREGATES

A number of factors affect the U.S. aggregates industry and our business including markets, reserves and demand cycles.

▪	LOCAL MARKETS: Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials rendering such material uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available high quality aggregates. We serve these markets from inland quarries — shipping by barge and rail — and from our quarry on Mexico’s Yucatan Peninsula. We transport aggregates from Mexico to the U.S. principally on our three Panamax-class, self-unloading ships.

▪	DIVERSE MARKETS: Large quantities of aggregates are used in virtually all types of public- and private-sector construction projects such as highways, airports, water and sewer systems, industrial manufacturing facilities, residential and nonresidential buildings. Aggregates also are used widely as railroad track ballast.

▪	LOCATION AND QUALITY OF RESERVES: We currently have 15.0 billion tons of permitted and proven or probable aggregates reserves. The bulk of these reserves are located in areas where we expect greater than average rates of growth in population, jobs and households, which require new infrastructure, housing, offices, schools and other development. Such growth requires aggregates for construction. Zoning and permitting regulations in some markets have made it increasingly difficult for the aggregates industry to expand existing quarries or to develop new quarries. These restrictions could curtail expansion in certain areas, but they also could increase the value of our reserves at existing locations.

Part I	8

▪	DEMAND CYCLES: Long-term growth in demand for aggregates is largely driven by growth in population, jobs and households. While short- and medium-term demand for aggregates fluctuates with economic cycles, declines have historically been followed by strong recoveries, with each peak establishing a new historical high. In comparison to all other recent demand cycles, the current downturn has been unusually steep and long, making it difficult to predict the timing or strength of future recovery.

However, there are signs the current cyclical downturn is drawing to a close and a recovery in private construction is taking hold. Residential construction, as measured by housing starts, has bottomed out, and a sustained recovery appears to be underway. Since October 2011, year-over-year growth in trailing twelve month housing starts has been increasing. This is significant because housing contributes to Gross Domestic Product (GDP) in two basic ways: through fixed investment and through consumption spending and housing services. Residential investment, which includes construction of both new single-family and multi-family structures, has the most direct impact on construction activity. During the last four housing recoveries after economic downturns, increased construction activity in other end markets has followed growth in housing starts.

The diagram below depicts how housing starts can have a direct and indirect impact on the overall economy and construction end markets. Housing starts lead to growth in demand for private investment as well as initial and ongoing sources of tax revenue, both of which drive increased construction activity. Historically, housing has contributed 17% to 18% of GDP, according to the National Association of Home Builders.

In addition, the following factors influence the aggregates market:

▪	HIGHLY FRAGMENTED INDUSTRY: The U.S. aggregates industry is composed of over 5,000 companies that manage almost 10,000 operations. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.

▪	RELATIVELY STABLE DEMAND FROM THE PUBLIC SECTOR: Publicly funded construction activity has historically been more stable and less cyclical than privately funded construction, and generally requires more aggregates per dollar of construction spending. Private construction (primarily residential and nonresidential buildings) typically is more affected by general economic cycles than publicly funded projects (particularly highways, roads and bridges) which tend to receive more consistent levels of funding throughout economic cycles.

Part I	9

▪	LIMITED PRODUCT SUBSTITUTION: There are limited substitutes for quality aggregates. In urban locations, recycled concrete and asphalt have applications as a lower-cost alternative to virgin aggregates. However, many types of construction projects cannot be served by recycled concrete or asphalt but require the use of virgin aggregates to meet specifications and performance-based criteria for durability, strength and other qualities.

▪	WIDELY USED IN DOWNSTREAM PRODUCTS: In the production process, aggregates are processed for specific applications or uses. Two products that use aggregates as a raw material are asphalt mix and ready-mixed concrete. By weight, aggregates comprise approximately 95% of asphalt mix and 78% of ready-mixed concrete.

▪	FLEXIBLE PRODUCTION CAPABILITIES: The production of aggregates is a mechanical process in which stone is crushed and, through a series of screens, separated into various sizes depending on how it will be used. Production capacity can be flexible by adjusting operating hours to meet changing market demand.

▪	RAW MATERIAL INPUTS LARGELY UNDER OUR CONTROL: Unlike typical industrial manufacturing industries, the aggregates industry does not require the input of raw material beyond owned or leased aggregates reserves. Stone, sand and gravel are naturally occurring resources. However, production does require the use of explosives, hydrocarbon fuels and electric power.

Part I	10

OUR MARKETS

We focus on the U.S. markets with the greatest expected population growth and where construction is expected to expand. Because transportation is a significant part of the delivered cost of aggregates, our facilities are typically located in the markets they serve or with access to economical transportation to their markets. We serve both the public and the private sectors.

PUBLIC SECTOR

Public sector construction includes spending by federal, state, and local governments for highways, bridges and airports as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2012, publicly funded construction accounted for approximately 54% of our total aggregates shipments.

¡	PUBLIC SECTOR FUNDING: Generally, public sector construction spending is more stable than private sector construction because public sector spending is less sensitive to interest rates and has historically been supported by multi-year legislation and programs. For example, the federal transportation bill is a principal source of funding for public infrastructure and transportation projects. For over two decades, a portion of transportation projects has been funded through a series of multi-year bills. The long-term aspect of these bills is critical because it provides state departments of transportation with the ability to plan and execute long-term and complex highway projects. Federal highway spending is governed by multi-year authorization bills and annual budget appropriations using funds largely from the Federal Highway Trust Fund. This Trust Fund receives funding from taxes on gasoline and other levies. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. In 2012, approximately 30% of our aggregates sales by volume were used in highway construction projects.

¡	FEDERAL HIGHWAY FUNDING: In June 2012, Congress passed MAP-21, a new multi-year highway bill. There was overwhelming bipartisan support for this legislation in both the House and the Senate, and it was signed into law by the President on July 6, 2012. This bill provides state departments of transportation with the funding certainty to move forward on infrastructure programs, and it helps rebuild America’s aging infrastructure by modernizing and reforming our current transportation system, while also protecting millions of jobs.

MAP-21 maintains essentially level funding for the next two fiscal years, with approximately $105 billion for total funding through Fiscal Year 2014. It extends the Highway Trust Fund and tax collections through Fiscal Year 2016 adding additional stability to the Federal Highway Program. The bill’s substantial highway provisions are more reform-focused than previous bills, with a strong emphasis on improving project delivery and eliminating red tape that has slowed the construction of highway projects. Funding directly for highways provides a floor of $82 billion for Fiscal Years 2013 and 2014. On top of this, there is a very significant increase in the Transportation Infrastructure Finance & Innovation Act (TIFIA) program. Funding for this program will increase to $1.75 billion over the next two-year period from $122 million per year under the previous multi-year highway bill known as SAFETEA-LU. TIFIA funding is typically leveraged by a factor of 10, so that there is the potential for $17.5 billion in additional major project funding for Fiscal Years 2013 and 2014. The U.S. Department of Transportation estimates this new TIFIA funding will support $30 to $50 billion in new construction. However, given administrative requirements and other factors, it is expected that TIFIA will not have a meaningful impact on aggregates shipments until 2014 and beyond.

TIFIA is a highly popular program that stimulates private capital investment for projects of national or regional significance in key growth areas throughout the United States, including large portions of our footprint. The program provides credit assistance in the form of secured loans, loan guarantees and lines of credit to major transportation infrastructure projects. Eligible sponsors for TIFIA projects include state and local governments, private firms, special authorities and transportation improvement districts. Eligible projects include highways and bridges, large multi-modal projects, as well as freight transfer and transit facilities. We are well positioned in states that are likely to get a disproportionate number of TIFIA-funded projects.

Overall, MAP-21 creates a positive framework for future authorizations through its significant reforms, consolidating and simplifying federal highway programs, accelerating the project delivery process, expanding project financing and promoting public-private partnership opportunities. The fact that Congress was able to pass the bill given the political climate in Washington, maintaining funding levels while also adding an additional year of program funding beyond what

Part I	11

was expected, has its own significance and makes us even more optimistic about the ability of Congress to continue to work towards long-term solutions that will rebuild America’s infrastructure.

PRIVATE SECTOR

The private sector markets include both nonresidential building construction and residential construction and is considerably more cyclical than public construction. In 2012, privately-funded construction accounted for approximately 46% of our total aggregates shipments.

¡	NONRESIDENTIAL CONSTRUCTION: Private nonresidential building construction includes a wide array of projects. Such projects generally are more aggregates intensive than residential construction. Overall demand in private nonresidential construction generally is driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The growth of the private workforce creates demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, churches and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply parts and assemblies. Construction activity in this end market is influenced by a firm’s ability to finance a project and the cost of such financing.

Consistent with past cycles of private sector construction, private nonresidential construction activity remained strong after residential construction peaked in 2006. Contract awards are a leading indicator of future construction activity and a continuation of the recent trend in awards should translate to growth in demand for aggregates. However, in late 2007, contract awards for private nonresidential buildings peaked. In 2008, contract awards in the U.S. declined 23% from the prior year and in 2009 fell sharply, declining 54% from 2008 levels. However, after bottoming in 2010, trailing twelve-month contract awards for private nonresidential buildings began to improve in 2011, ending the year up 16% from 2010 levels. In 2012, private nonresidential building awards grew another 14%, which was entirely attributable to strength in contract awards for stores and office buildings, up 34% and 17%, respectively. Employment growth, more attractive lending standards and general recovery in the economy will help drive continued growth in construction activity in this end market.

Part I	12

¡	RESIDENTIAL CONSTRUCTION: The majority of residential construction is for single-family houses with the remainder consisting of multi-family construction (i.e., two family houses, apartment buildings and condominiums). Public housing comprises only a small portion of housing demand. Household formations in our markets continue to outpace household formations in the rest of the U.S. Construction activity in this end market is influenced by the cost and availability of mortgage financing. Demand for our products generally occurs early in the infrastructure phase of residential construction and later as part of driveways or parking lots.

U.S. housing starts, as measured by McGraw-Hill data, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 600,000 units, well below prior historical lows of approximately 1 million units annually. In 2012, total housing starts increased to 783,000 units annually. The growth in residential construction bodes well for continued recovery in our markets.

ADDITIONAL AGGREGATES PRODUCTS AND MARKETS

We sell aggregates that are used as ballast to railroads for construction and maintenance of railroad tracks. We also sell riprap and jetty stone for erosion control along waterways. In addition, stone can be used as a feedstock for cement and lime plants and for making a variety of adhesives, fillers and extenders. Coal-burning power plants use limestone in scrubbers to reduce harmful emissions. Limestone that is crushed to a fine powder can be sold as agricultural lime.

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

Part I	13

OUR COMPETITIVE ADVANTAGES

The competitive advantages of our aggregates focused strategy include:

COAST-TO-COAST FOOTPRINT

¡	largest aggregates company in the U.S.

¡	high-growth markets requiring large amounts of aggregates to meet construction demand

¡	diversified regional exposure

¡	benefits of scale in operations, procurement and administrative support

¡	complementary asphalt mix, concrete and cement businesses in select markets

¡	promotion of effective land management

PROFITABLE GROWTH

¡	quality top-line growth that converts to higher-margin earnings and cash flow generation

¡	tightly managed operational and overhead costs

¡	more opportunities to manage our portfolio of locations to further enhance long-term earnings growth

STRATEGICALLY LOCATED ASSETS

¡	our reserves are located in high-growth markets that require large amounts of aggregates to meet construction demand

¡	zoning and permitting regulations in many metropolitan markets have made it increasingly difficult to expand existing quarries or to develop new quarries

¡	such regulations, while potentially curtailing expansion in certain areas, could also increase the value of our reserves at existing locations

2. CONCRETE

We produce and sell ready-mixed concrete in California, Florida, Georgia, Maryland, Texas, Virginia and the District of Columbia. Additionally, we produce and sell, in a limited number of these markets, other concrete products such as block. We also resell purchased building materials for use with ready-mixed concrete and concrete block.

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

Part I	14

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

Because asphalt mix hardens rapidly, delivery typically is within close proximity to the producing facility. The asphalt mix production process requires liquid asphalt cement, which we purchase entirely from third-party producers. We do not anticipate any material difficulties in obtaining the raw materials necessary for this segment to operate. We serve our Asphalt Mix segment customers from our local production facilities.

4. CEMENT

Our Newberry, Florida cement plant produces Portland and masonry cement that we sell in both bulk and bags to the concrete products industry. Our Tampa, Florida distribution facility can import and export cement and slag. Cement can be resold, blended, bagged, or reprocessed into specialty cements that we then sell. The slag is ground and sold in blended or unblended form.

The Cement segment’s largest single customer is our own ready-mixed concrete operations within the Concrete segment.

An expansion of production capacity at our Newberry, Florida cement plant was completed in 2010. Total annual production capacity is 1.6 million tons per year. This plant is supplied by limestone mined at the facility. These limestone reserves total 189.8 million tons.

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

CUSTOMERS

No material part of our business is dependent upon any single customer whose loss would have an adverse effect on our business. In 2012, our top five customers accounted for 5.6% of our total revenues (excluding internal sales), and no single customer accounted for more than 1.4% of our total revenues. Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, our business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

Part I	15

ENVIRONMENTAL COSTS AND GOVERNMENTAL REGULATION

Our operations are subject to numerous federal, state and local laws and regulations relating to the protection of the environment and worker health and safety; examples include regulation of facility air emissions and water discharges, waste management, protection of wetlands, listed and threatened species, noise and dust exposure control for workers, and safety regulations under both MSHA and OHSA. Compliance with these various regulations requires a substantial capital investment, and ongoing expenditures for the operation and maintenance of systems and implementation of programs. We estimate that capital expenditures for environmental control facilities in 2013 and 2014 will be approximately $11.4 million and $17.1 million, respectively. These anticipated expenditures are not expected to have any material impact on our earnings or competitive position.

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

PATENTS AND TRADEMARKS

We do not own or have a license or other rights under any patents, registered trademarks or trade names that are material to any of our reporting segments.

OTHER INFORMATION REGARDING VULCAN

Vulcan is a New Jersey corporation incorporated on February 14, 2007, while its predecessor company was incorporated on September 27, 1956. Our principal sources of energy are electricity, diesel fuel, natural gas and coal. We do not anticipate any difficulty in obtaining sources of energy required for operation of any of our reporting segments in 2013.

As of January 1, 2013, we employed 6,727 people in the U.S. Of these employees, 613 are represented by labor unions. As of that date, outside of the U.S., we employed 300 people in Mexico and one in the Bahamas, 235 of whom are represented by a labor union. We do not anticipate any significant issues with any unions in 2013.

We do not consider our backlog of orders to be material to, or a significant factor in, evaluating and understanding our business.

Part I	16

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions and ages, as of February 20, 2013, of our executive officers are as follows:

Name	Position	Age

Donald M. James	Chairman and Chief Executive Officer	64

Daniel F. Sansone	Executive Vice President and Chief Financial Officer	60

Danny R. Shepherd	Executive Vice President and Chief Operating Officer	61

Michael R. Mills	Senior Vice President and General Counsel	52

J. Wayne Houston	Senior Vice President, Human Resources	63

Ejaz A. Khan	Vice President, Controller and Chief Information Officer	55

Stanley G. Bass	Senior Vice President – Central and West Regions	51

J. Thomas Hill	Senior Vice President – South Region	53

John R. McPherson	Senior Vice President – East Region	44

The principal occupations of the executive officers during the past five years are set forth below:

Donald M. James was named Chief Executive Officer and Chairman of the Board of Directors in 1997.

Daniel F. Sansone was elected Executive Vice President and Chief Financial Officer as of February 1, 2011. Prior to that, he served as Senior Vice President and Chief Financial Officer from May 2005.

Danny R. Shepherd was elected Executive Vice President and Chief Operating Officer as of November 1, 2012. He most recently served as Executive Vice President, Construction Materials from February 1, 2011. Prior to that, he was Senior Vice President, Construction Materials East from February 2007.

Michael R. Mills was appointed Senior Vice President and General Counsel as of November 1, 2012. He most recently served as Senior Vice President – East Region from December 2011. Prior to that, he was President, Southeast Division.

J. Wayne Houston was elected Senior Vice President, Human Resources in February 2004.

Ejaz A. Khan was elected Vice President and Controller in February 1999. He was appointed Chief Information Officer in February 2000.

Stanley G. Bass was appointed Senior Vice President – Central and West Regions as of February 1, 2013. He served as Senior Vice President – Central Region from December 9, 2011 to February 1, 2013. Before that he served as President, Midsouth and Southwest Divisions from September 2010 to December 2011. Prior to that, he was President, Midsouth Division from August 2005 to August 2010.

J. Thomas Hill was appointed Senior Vice President – South Region as of December 9, 2011. He most recently served as President, Florida Rock Division from September 2010 to December 2011. Prior to that, he was President, Southwest Division from July 2004 to August 2010.

John R. McPherson was appointed Senior Vice President – East Region as of November 1, 2012. He most recently served as Senior Vice President, Strategy and Business Development. Before joining Vulcan in October 2011, Mr. McPherson was a senior partner at McKinsey & Company, a global management consulting firm from 1995 to 2011.

Part I	17

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Materials and Services Sector of the Wilshire 5000 Index (Wilshire 5000 M&S) from December 31, 2007 to December 31, 2012. The Wilshire 5000 M&S is a market capitalization weighted sector containing public equities of firms in the Materials and Services sector, which includes our company and approximately 1,200 other companies.

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

Our Board of Directors has also adopted:

¡	Corporate Governance Guidelines

¡	Charters for its Audit, Compensation and Governance Committees

Part I	18

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

FINANCIAL/ACCOUNTING RISKS

Continued slow economic recovery in the construction industry may result in an impairment of our goodwill — We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not identified any events or changes in circumstances since our annual impairment test on November 1, 2012 that indicate the fair value of any of our reporting units is below its carrying value, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A significant decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill that would reduce equity and result in an increase in our total debt as a percentage of total capital (41.6% as of December 31, 2012).

We incurred considerable short-term and long-term debt to finance the Florida Rock merger. This additional debt significantly increased our interest expense and debt service requirements — The combination of this debt and our reduced operating cash flow over the last several years produced substantially higher financial leverage that has resulted in credit rating downgrades.

Our operating cash flow is burdened by substantial annual interest, and in some years, principal payments. Our ability to make scheduled interest and principal payments, or to refinance the maturing principal of debt, depends on our operating and financial performance. The ability to refinance maturing principal is also dependent upon the state of the capital markets. Operating and financial performance is, in turn, subject to general economic and business conditions, many of which are beyond our control.

Our debt instruments contain various reporting and financial covenants, as well as affirmative covenants (e.g., requirement to maintain proper insurance) and negative covenants (e.g., restrictions on lines of business). If we fail to comply with any of these covenants, the related debt could become due prior to its stated maturity, and our ability to obtain additional or alternative financing could be impaired.

Our new regional alignment and restructuring of our accounting and certain administrative functions may not yield the anticipated efficiencies and may result in a loss of key personnel — In December 2011, we announced a major change in the structure of our business, going from eight geographical divisions to four regions. We have taken steps to consolidate the operations, sales, finance, accounting, human resources, engineering and geologic services functions. This consolidation is expected to reduce the cost of overhead support functions going forward. The administrative efficiencies which we believe will result from the consolidation may not be realized to the extent anticipated thereby reducing the operating income benefit. Additionally, key personnel may decide not to relocate and employees affected by the consolidation may leave us due to uncertainty prior to completing the transition efforts, which may slow the restructuring process and increase its cost.

Part I	19

Our announced earnings growth initiatives, including a Profit Enhancement Plan and Planned Asset Sales, may not realize results to the desired degree or within the desired time period, and therefore the results of these initiatives may differ materially from those anticipated — In February 2012, we announced a two-part initiative to accelerate earnings growth and improve our credit profile. This initiative included a plan to reduce costs and other earnings enhancements for a $100 million earnings effect over the subsequent 18 months. We also announced a plan to sell certain assets over 18 months ending July 2013 for net proceeds of $500 million. These anticipated results are subject to a number of execution risks that could result in actual results that are much lower than the anticipated results. Additionally, even if the results are achieved, it could take longer than the announced timeframe before such results may be realized.

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

We use estimates in accounting for a number of significant items. Changes in our estimates could adversely affect our future financial results — As discussed more fully in “Critical Accounting Policies” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we use significant judgment in accounting for:

¡	goodwill and goodwill impairment

¡	impairment of long-lived assets excluding goodwill

¡	reclamation costs

¡	pension and other postretirement benefits

¡	environmental remediation liabilities

¡	claims and litigation including self-insurance

¡	income taxes

We believe we have sufficient experience and reasonable procedures to enable us to make appropriate assumptions and formulate reasonable estimates; however, these assumptions and estimates could change significantly in the future and could adversely affect our financial position, results of operations, or cash flows.

ECONOMIC/POLITICAL RISKS

Both commercial and residential construction are dependent upon the overall U.S. economy which has been recovering at a slow pace — Commercial and residential construction levels generally move with economic cycles. When the economy is strong, construction levels rise and when the economy is weak, construction levels fall. The overall U.S. economy has been adversely affected by the recent recession. Although the U.S. economy is now in recovery, the pace of recovery is slow. Since construction activity generally lags the recovery after down cycles, construction projects have not returned to their pre-recession levels.

Low housing starts and general weakness in the housing market could continue to negatively affect demand for our products — In most of our markets, sales volumes have been negatively impacted by foreclosures and a significant decline from peak housing starts in residential construction. Our sales volumes and earnings could continue to be depressed and negatively impacted by this segment of the market until residential construction sustains a significant recovery.

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

Part I	20

may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.

Climate change and climate change legislation or regulations may adversely impact our business — A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. The Environmental Protection Agency (EPA) promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas emissions permitting rule, referred to as the “Tailoring Rule,” which requires permitting of large emitters of greenhouse gases under the Federal Clean Air Act. We have determined that our Newberry cement plant is subject to both the reporting rule and the permitting rule, although the impacts of the permitting rule are uncertain at this time. The first required greenhouse gas emissions report for the Newberry cement plant was submitted to the EPA on March 31, 2011.

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

GROWTH AND COMPETITIVE RISKS

Within our local markets, we operate in a highly competitive industry which may negatively impact prices, volumes and costs — The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we also compete against large private and public companies, some of which are significantly vertically integrated. Therefore, there is intense competition in a number of markets in which we operate. This significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our earnings and cash flows. In certain markets, vertically integrated competitors have acquired a portion of our asphalt mix and ready-mixed concrete customers and this trend may accelerate.

Our long-term success depends upon securing and permitting aggregates reserves in strategically located areas. If we are unable to secure and permit such reserves it could negatively affect our earnings in the future — Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be localized around our quarry sites and are served by truck. New quarry sites often take years to develop, therefore our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to secure operating and environmental permits to operate at those sites.

Our future growth depends in part on acquiring other businesses in our industry and successfully integrating them with our existing operations. If we are unable to integrate acquisitions successfully, it could lead to higher costs and could negatively affect our earnings — The expansion of our business is dependent in part on the acquisition of existing businesses that own or control aggregates reserves. Disruptions in the availability of financing could make it more difficult to capitalize on potential acquisitions. Additionally, with regard to the acquisitions we are able to complete, our future results will be dependent in part on our ability to successfully integrate these businesses with our existing operations.

Part I	21

PERSONNEL RISKS

Our business depends on a successful succession plan — As a number of our long-serving top executives approach retirement age, effective succession planning has become very important to our long-term success. The Governance and Management Succession Committee of our Board of Directors as well as the full Board routinely reviews and updates the Company’s management succession plan. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Additionally, this change in management may be disruptive to our business and during the transition period there may be uncertainty among investors, vendors, customers and others concerning our future direction and performance.

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

Part I	22

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

Part I	23

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

Our current estimate of 15.0 billion tons of proven and probable aggregates reserves is essentially unchanged from 2011 as acquisition of new reserves offset production and divestures during the year. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.

Part I	24

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

The 15.0 billion tons of estimated aggregates reserves reported at the end of 2012 include reserves at inactive and greenfield (undeveloped) sites. We reported proven and probable reserves of 15.0 billion tons at the end of 2011 using the same basis. The table below presents, by region, the tons of proven and probable aggregates reserves as of December 31, 2012 and the types of facilities operated.

	Aggregates	Number of Aggregates Operating Facilities [1]
Region	Reserves (billions of tons)	Stone	Sand and Gravel	Sales Yards

Central	5.5	79	6	33

East [2]	6.4	70	3	24

South	2.1	19	12	13

West	1.0	3	21	1
Total	15.0	171	42	71

1In addition to the facilities included in the table above, we operate 19 recrushed concrete plants which are not dependent on reserves.

2Includes 126.5 million tons of proven and probable reserves encumbered by the volumetric production payment (which includes an additional 16.7 million tons of possible reserves) as defined in Note 19 “Acquisitions and Divestitures” to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

Of the 15.0 billion tons of aggregates reserves, 8.5 billion tons or 57% are located on owned land and 6.5 billion tons or 43% are located on leased land.

Part I	25

The following table lists our ten largest active aggregates facilities based on the total proven and probable reserves at the sites. None of our aggregates facilities, other than Playa del Carmen, contributed more than 5% to our net sales in 2012.

Location (nearest major metropolitan area)	Reserves (millions of tons)

Playa del Carmen (Cancun), Mexico	642.4

Hanover (Harrisburg), Pennsylvania	555.7

McCook (Chicago), Illinois	397.1

Dekalb (Chicago), Illinois	356.1

Gold Hill (Charlotte), North Carolina	292.7

Macon, Georgia	256.2

Rockingham (Charlotte), North Carolina	255.3

1604 Stone (San Antonio), Texas	227.0

Cabarrus (Charlotte), North Carolina	215.5

Elijay, Georgia	170.1

ASPHALT MIX, CONCRETE AND CEMENT

We also operate a number of facilities producing other products in several of our Regions:

Region[1]	Asphalt Mix Facilities	Concrete[2] Facilities	Cement[3] Facilities

East	0	41	0

South	9	64	3

West	23	12	0

  1 Central Region has no asphalt mix, concrete or cement facilities.

  2 Includes ready-mixed concrete, concrete block and other concrete products facilities.

  3 Includes one cement manufacturing facility, one cement import terminal, and a calcium plant.

The asphalt mix and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials. Our Cement segment operates two limestone quarries in Florida which provide our cement production facility with feedstock materials.

Location	Reserves (millions of tons)

Newberry	189.8

Brooksville	5.7

HEADQUARTERS

Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2023, with three five-year renewal periods thereafter, and consists of approximately 184,125 square feet. The annual rental cost for the current term of the lease is $3.4 million.

Part I	26

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

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 14, 2013, the number of shareholders of record was 3,997. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2012 and 2011.

	Common Stock Prices		Dividends
	High	Low	Declared

2012
First quarter	$48.09	$38.78	$0.01
Second quarter	43.91	32.31	0.01
Third quarter	49.99	35.69	0.01
Fourth quarter	53.85	44.19	0.01

2011
First quarter	$47.18	$39.77	$0.25
Second quarter	46.80	36.51	0.25
Third quarter	39.99	27.44	0.25
Fourth quarter	45.00	25.06	0.01

The future payment of dividends is within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, debt levels, growth projects, business opportunities and other factors which our Board of Directors deems relevant. We are not a party to any contracts or agreements that currently materially limit our ability to pay dividends.

On February 8, 2013, our Board declared a dividend of one cent per share for the first quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not have any repurchases of stock during the fourth quarter of 2012. We did not have any unregistered sales of equity securities during the fourth quarter of 2012.

Part II	28

ITEM 6

SELECTED FINANCIAL DATA

The selected earnings data, per share data and balance sheet data for each of the five most recent years ended December 31 set forth below, have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

	2012	2011	2010	2009	2008
As of and for the years ended December 31 in millions, except per share data

Net sales	$2,411.2	$2,406.9	$2,405.9	$2,543.7	$3,453.1

Gross profit	$334.0	$283.9	$300.7	$446.0	$749.7

Gross profit as a percentage of net sales	13.9%	11.8%	12.5%	17.5%	21.7%

Earnings (loss) from continuing operations [1]	($53.9)	($75.3)	($102.5)	$18.6	$3.4
Earnings (loss) on discontinued operations, net of tax [2]	$1.3	$4.5	$6.0	$11.7	($2.4)
Net earnings (loss)	($52.6)	($70.8)	($96.5)	$30.3	$0.9

Basic earnings (loss) per share
Earnings from continuing operations	($0.42)	($0.58)	($0.80)	$0.16	$0.03
Discontinued operations	0.01	0.03	0.05	0.09	(0.02)
Basic net earnings (loss) per share	($0.41)	($0.55)	($0.75)	$0.25	$0.01
Diluted earnings (loss) per share
Earnings from continuing operations	($0.42)	($0.58)	($0.80)	$0.16	$0.03
Discontinued operations	0.01	0.03	0.05	0.09	(0.02)
Diluted net earnings (loss) per share	($0.41)	($0.55)	($0.75)	$0.25	$0.01

Cash and cash equivalents	$275.5	$155.8	$47.5	$22.3	$10.2

Total assets	$8,126.6	$8,229.3	$8,339.5	$8,526.5	$8,909.3

Working capital	$548.6	$456.8	$191.4	($138.8)	($793.2)

Current maturities and short-term borrowings	$150.6	$134.8	$290.7	$621.9	$1,394.2

Long-term debt	$2,526.4	$2,680.7	$2,427.5	$2,116.1	$2,153.6

Equity	$3,761.1	$3,791.6	$3,955.8	$4,028.1	$3,529.8

Cash dividends declared per share	$0.04	$0.76	$1.00	$1.48	$1.96

[1]	Earnings from continuing operations during 2008 include an after tax goodwill impairment charge of $227.6 million, or $2.05 per diluted share, for our Cement segment.

[2]	Discontinued operations include the results from operations attributable to our former Chemicals business.

Part II	29

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

FINANCIAL SUMMARY FOR 2012

¡	Gross profit increased $50.2 million on flat revenues

¡	Gross profit margin as a percentage of net sales improved 2.1 percentage points (210 basis points)

¡	Aggregates segment gross profit margin as a percentage of segment revenues improved 2.7 percentage points (270 basis points) from the prior year due to lower unit cost of sales and higher pricing

¡	Aggregates shipments declined 1% and pricing increased 2%

¡	Aggregates segment cash gross profit per ton increased 5%

¡	Selling, Administrative and General (SAG) expenses were $259.1 million versus $290.0 million in the prior year

¡	Net loss improved by $18.2 million and Adjusted EBITDA increased $59.5 million

¡	Gross cash proceeds of $173.6 million were realized from asset sales

¡	We retired $134.8 million of debt as scheduled

KEY DRIVERS OF VALUE CREATION

*	Source: Moody’s Analytics

Part II	30

EARNINGS GROWTH INITIATIVES

In February 2012, our Board of Directors approved a two-part initiative to accelerate earnings and cash flow growth, improve our operating leverage, reduce overhead costs and strengthen our credit profile:

▪	A Profit Enhancement Plan that includes cost reductions and other earnings enhancements intended to improve our run-rate profitability, as measured by EBITDA, by more than $100 million annually at current volumes. The Profit Enhancement Plan is focused on three areas — sourcing, general & administrative costs and transportation/logistics. Including the $55 million run-rate benefit referable to our previously announced organizational restructuring and ERP and Shared Services Platforms, we expect to increase pretax earnings by $130 million in 2013 and $155 million in 2014 from 2011 levels.

▪	Planned Asset Sales with targeted net proceeds of approximately $500 million from the sale of non-core assets. Through 2012, we have achieved $168.6 million of proceeds net of $5.0 million of transaction costs related to the sale of assets as outlined in Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.” The intended asset sales are consistent with our strategic focus on building leading aggregates positions in markets with above-average long-term demand growth. However, the ultimate composition and timing of such transactions is difficult to project. The proceeds of these sales, together with the increased earnings resulting from the Profit Enhancement Plan, will be used to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders.

MARKET DEVELOPMENTS

We believe economic and construction-related fundamentals that drive demand for our products are continuing to improve from the historically low levels created by the economic downturn. The passage of the new federal highway bill in July 2012 is providing stability and predictability to future highway funding. Through the first three months of fiscal year 2013 (i.e., October—December 2012), obligation of federal funds for future highway projects is up sharply versus the prior year, a positive indicator of growth in future contract awards. The large increase in TIFIA (Transportation Infrastructure Finance and Innovation Act) funding contained in the new highway bill should also positively impact demand going forward.

Leading indicators of private construction activity, specifically residential housing starts and contract awards for nonresidential buildings, continue to improve. Consequently, aggregates demand in private construction is growing. We are seeing tangible evidence of this growth in several key states, including Florida, Texas, California, Georgia and Arizona. Growth in residential construction has historically been a leading indicator of other construction end uses.

UNSOLICITED EXCHANGE OFFER

In December 2011, Martin Marietta commenced an unsolicited exchange offer for all outstanding shares of our common stock at a fixed exchange ratio of 0.50 shares of Martin Marietta common stock for each Vulcan common share and indicated its intention to nominate a slate of directors to our Board. After careful consideration, including a thorough review of the offer with its financial and legal advisors, our Board unanimously determined that Martin Marietta’s offer was inadequate, substantially undervalued Vulcan, had substantial execution risk, and therefore was not in the best interests of Vulcan and its shareholders.

In May 2012, the Delaware Chancery Court ruled and the Delaware Supreme Court affirmed that Martin Marietta had breached two confidentiality agreements between the companies, and enjoined Martin Marietta for a period of four months from pursuing its exchange offer for our shares, prosecuting its proxy contest, or otherwise taking steps to acquire control of our shares or assets and from any further violations of the two confidentiality agreements between the parties. As a result of the court ruling, Martin Marietta withdrew its exchange offer and its board nominees.

In response to Martin Marietta’s action, we incurred legal, professional and other costs of $43.4 million in 2012 and $2.2 million in 2011.

Part II	31

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Generally Accepted Accounting Principles (GAAP) does not define “free cash flow,” “segment cash gross profit” and “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP. Likewise, segment cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company’s ability to incur and service debt. We use free cash flow, segment cash gross profit, EBITDA and other such measures to assess liquidity and the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period and provide the earnings per share impact of these adjustments for the convenience of the investment community. We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

FREE CASH FLOW

Free cash flow is calculated by deducting purchases of property, plant & equipment from net cash provided by operating activities.

in millions	2012	2011	2010
Net cash provided by operating activities	$238.5	$169.0	$202.7
Purchases of property, plant & equipment	(93.4)	(98.9)	(86.3)
Free cash flow	$145.1	$70.1	$116.4

SEGMENT CASH GROSS PROFIT

Segment cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization to gross profit.

in millions, except per ton data	2012	2011	2010
Aggregates segment
Gross profit	$352.1	$306.2	$320.2
Depreciation, depletion, accretion and amortization	240.7	267.0	288.6
Aggregates segment cash gross profit	$592.8	$573.2	$608.8
Sales tons	141.0	143.0	147.6
Aggregates segment cash gross profit per ton	$4.21	$4.01	$4.12
Concrete segment
Gross profit	($38.2)	($43.4)	($45.0)
Depreciation, depletion, accretion and amortization	41.3	47.7	50.5
Concrete segment cash gross profit	$3.1	$4.3	$5.5
Asphalt Mix segment
Gross profit	$22.9	$25.6	$29.3
Depreciation, depletion, accretion and amortization	8.7	7.7	8.4
Asphalt Mix segment cash gross profit	$31.6	$33.3	$37.7
Cement segment
Gross profit	($2.8)	($4.5)	($3.8)
Depreciation, depletion, accretion and amortization	18.1	17.8	20.1
Cement segment cash gross profit	$15.3	$13.3	$16.3

Part II	32

EBITDA AND ADJUSTED EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

in millions	2012	2011	2010
Net loss	($52.6)	($70.8)	($96.5)
Benefit from income taxes	(66.5)	(78.5)	(89.7)
Interest expense, net of interest income	211.9	217.3	180.7
Earnings on discontinued operations, net of taxes	(1.3)	(4.5)	(6.0)
Depreciation, depletion, accretion and amortization	332.0	361.7	382.1
EBITDA	$423.5	$425.2	$370.6
Gain on sale of real estate and businesses	($65.1)	($42.1)	($39.5)
(Recovery from) charge for legal settlement	0.0	(46.4)	40.0
Restructuring charges	9.5	12.9	0.0
Exchange offer costs	43.4	2.2	0.0
Adjusted EBITDA	$411.3	$351.8	$371.1

EPS AND ADJUSTED EPS

EPS is an acronym for Earnings Per Share, a GAAP measure of performance. The table below adjusts this GAAP measure for the same items as noted in the Adjusted EBITDA table above.

	2012	2011	2010
Diluted Earnings (Loss) Per Share
Net loss	($0.41)	($0.55)	($0.75)
Less: Discontinued operations earnings	0.01	0.03	0.05
Continuing operations loss	($0.42)	($0.58)	($0.80)
Gain on sale of real estate and businesses	(0.30)	(0.20)	(0.19)
(Recovery from) charge for legal settlement	0.00	(0.22)	0.19
Restructuring charges	0.05	0.06	0.00
Exchange offer costs	0.20	0.01	0.00
Adjusted EPS - continuing operations	($0.47)	($0.93)	($0.80)

Part II	33

RESULTS OF OPERATIONS

Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review our consolidated results of operations. We discuss separately our discontinued operations, which consists of our former Chemicals business.

The following table shows net earnings in relationship to net sales, cost of goods sold, operating earnings, EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULTS

For the years ended December 31 in millions, except per share data	2012	2011	2010

Net sales	$2,411.2	$2,406.9	$2,405.9
Cost of goods sold	2,077.2	2,123.0	2,105.2
Gross profit	$334.0	$283.9	$300.7

Operating earnings (loss)	$84.8	$63.4	($14.5)

Loss from continuing operations before income taxes	($120.4)	($153.7)	($192.2)

Loss from continuing operations	($53.9)	($75.3)	($102.5)
Earnings on discontinued operations, net of income taxes	1.3	4.5	6.0
Net loss	($52.6)	($70.8)	($96.5)

Basic earnings (loss) per share
Continuing operations	($0.42)	($0.58)	($0.80)
Discontinued operations	0.01	0.03	0.05
Basic net earnings (loss) per share	($0.41)	($0.55)	($0.75)

Diluted earnings (loss) per share
Continuing operations	($0.42)	($0.58)	($0.80)
Discontinued operations	0.01	0.03	0.05
Diluted net earnings (loss) per share	($0.41)	($0.55)	($0.75)

EBITDA	$423.5	$425.2	$370.6

Adjusted EBITDA	$411.3	$351.8	$371.1

OPERATING LEVERAGE EMBEDDED IN OUR BUSINESS

The strong recovery in 2012’s gross profit demonstrates the operating leverage embedded in our business as demand recovers. We expect this momentum to continue in 2013 due primarily to an improving demand environment, continued improvement in pricing and our continued focus on:

▪	reducing overhead costs through streamlined management structure

▪	reducing debt

▪	improving our liquidity position and earnings through divestitures of non-strategic assets or other strategic alternatives

Since 2007, we have invested $63.5 million to implement our new ERP and Shared Services platforms. We initiated the project to create a common platform for all systems that support our business, and have completed all of the major milestones for the project. These platforms are helping to streamline processes enterprise-wide and standardize administrative and support functions while providing enhanced flexibility to monitor and control costs.

These new platforms enabled us to consolidate our eight divisions into four regions, streamline our support functions, and reduce related positions and overhead costs — resulting in annualized overhead cost savings of over $55 million. As a

Part II	34

result of these restructuring initiatives, we incurred severance and other related charges of $10.0 million during 2012 and $13.0 million during 2011.

To position Vulcan for significant earnings growth, we remain focused on taking prudent steps to control costs. When prudent, we adjust our geographic footprint so as to focus on building leading aggregates positions in markets with above-average long-term demand growth.

We completed several transactions in 2012 that provided $173.6 million in gross cash proceeds. And, we continue to work on additional asset sales. However, the ultimate timing of such transactions is difficult to predict. We remain committed to completing transactions designed to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders.

Results for 2012 were a net loss of $52.6 million, or $0.41 per diluted share, compared to a net loss of $70.8 million, or $0.55 per diluted share in 2011. Higher unit costs for diesel fuel and liquid asphalt resulted in higher pretax costs of $3.9 million and $10.7 million, respectively. Additionally, each year’s results were impacted by discrete items as follows:

▪	The 2012 results include a $65.1 million pretax gain on sale of real estate and businesses, a pretax charge of $9.6 million related to our restructuring and a pretax charge of $43.4 million related to the unsolicited exchange offer

▪	The 2011 results include a $42.1 million pretax gain on sale of real estate and businesses, a $46.4 million recovery from legal settlement (settled in 2010 for $40.0 million, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data), a pretax charge of $12.9 million related to our restructuring and a pretax charge of $2.2 million related to the unsolicited exchange offer

▪	The 2010 results include a $39.5 million pretax gain on sale of real estate and businesses and a $40.0 million charge for legal settlement

Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions
	2010	($192.2)	2011	($153.7)
Higher (lower) aggregates earnings due to
Lower volumes		(26.7)		(11.8)
Higher selling prices		17.6		27.2
Lower (higher) costs and other items		(4.9)		30.5
Higher concrete earnings		1.6		5.2
Lower asphalt mix earnings		(3.7)		(2.7)
Higher (lower) cement earnings		(0.7)		1.7
Lower selling, administrative and general expenses		37.5		30.9
Higher (lower) gain on sale of property, plant & equipment and businesses		(11.5)		20.7
Legal settlement - 2010 charge, 2011 insurance recovery		86.4		(46.4)
Lower (higher) restructuring charges		(13.0)		3.4
Higher exchange offer costs		(2.2)		(41.2)
Lower (higher) interest expense		(39.0)		7.6
All other		(2.9)		8.2
	2011	($153.7)	2012	($120.4)

OPERATING RESULTS BY SEGMENT

We present our results of operations by segment at the gross profit level. We have four reporting segments organized around our principal product lines: 1) Aggregates, 2) Concrete, 3) Asphalt Mix and 4) Cement. Management reviews earnings for the product line segments principally at the gross profit level.

Part II	35

1. AGGREGATES

Our year-over-year aggregates shipments:

▪	declined 1% in 2012

▪	declined 3% in 2011

▪	declined 2% in 2010

Several key states, including Florida and Texas, reported volume growth versus the prior year. Other markets in key states such as Virginia, North Carolina and Georgia were down modestly in 2012. Shipments in California were relatively flat versus the prior year. Less large-scale project work contributed to lower shipments in certain markets.

Our year-over-year freight-adjusted selling price for aggregates:

▪	increased 2% in 2012

▪	increased 1% in 2011

▪	declined 2% in 2010

Nearly all of our markets realized increased pricing in 2012.

AGGREGATES REVENUES in millions	AGGREGATES GROSS PROFIT AND CASH GROSS PROFIT in millions

AGGREGATES UNIT SHIPMENTS	AGGREGATES SELLING PRICE AND CASH GROSS PROFIT PER TON

Customer and internal [1] tons, in millions	Freight-adjusted average sales price per ton [2]

[1] Represents tons shipped primarily to our downstream operations (i.e., asphalt mix and ready-mixed concrete)	[2] Freight-adjusted sales price is calculated as total sales dollars less freight to remote distribution sites divided by total sales units

Part II	36

Aggregates segment gross profit increased $45.9 million from the prior year and gross profit margin as a percentage of segment revenues increased 2.7 percentage points (270 basis points). As shown on the chart on page 35, the increase in Aggregates segment gross profit resulted from lower costs and higher selling prices slightly offset by lower shipments. Most key labor productivity and energy efficiency metrics improved from the prior year, more than offsetting a 3% increase in the unit cost of diesel fuel.

Aggregates segment cash gross profit per ton increased 5% to $4.21 in 2012. This measure continues to improve from a cyclical low in the third quarter of 2011, reflecting the cumulative effect of our cost-control efforts and a disciplined approach to pricing during the downturn. These efforts are establishing unit profitability higher than in 2005, which was a peak year for volume, adding to the attractiveness of the earnings potential of our aggregates business.

2. CONCRETE

Our year-over-year ready-mixed concrete shipments:

▪	increased 9% in 2012

▪	declined 6% in 2011

▪	declined 5% in 2010

The Concrete segment reported a loss of $38.2 million in 2012 compared to a loss of $43.4 million in 2011. Ready-mixed concrete shipments were up 9% benefitting from increased private construction activity while the average sales price was essentially flat, contributing to a $5.2 million improvement.

CONCRETE REVENUES in millions	CONCRETE GROSS PROFIT AND CASH GROSS PROFIT in millions

3. ASPHALT MIX

Our year-over-year asphalt mix shipments:

▪	declined 7% in 2012

▪	increased 1% in 2011

▪	declined 3% in 2010

Asphalt Mix segment gross profit of $22.9 million was down $2.7 million from the prior year. The average sales price for asphalt mix increased 1% from the prior year, offsetting some of the earnings effect of the 7% decline in shipments. The decline in shipments was due in part to less large project work in California in the second half of 2012 and the divestiture of our New Mexico asphalt mix business in the fourth quarter of 2011, partially offset by a 15% increase in our asphalt mix shipments in Texas. Materials margin remained steady despite lower volumes, finishing the year 3% higher than the prior year.

Part II	37

ASPHALT MIX REVENUES in millions	ASPHALT MIX GROSS PROFIT AND CASH GROSS PROFIT in millions

4. CEMENT

The $1.7 million improvement in the Cement segment’s profitability resulted from an 18% increase in shipments and a 6% increase in pricing.

CEMENT REVENUES in millions	CEMENT GROSS PROFIT AND CASH GROSS PROFIT in millions

SELLING, ADMINISTRATIVE AND

GENERAL EXPENSES

in millions

SAG expenses decreased $30.9 million, or 11%, from 2011. This 2012 decrease resulted from lower spending in most major overhead categories, including savings from reduced employment levels. In 2011, we substantially completed the implementation of a multi-year project to replace our legacy information technology systems with new ERP and Shared Services platforms. These platforms are helping us streamline processes enterprise-wide and standardize administrative and support functions while providing enhanced flexibility to monitor and control costs. During 2012, we consolidated our eight divisions into four regions as part of an ongoing effort to reduce overhead costs, and we initiated a Profit Enhancement

Part II	38

Plan that further leverages our streamlined management structure and substantially completed ERP and Shared Services platforms. These actions allowed us to achieve cost reductions and reduce overhead and administrative staff.

Our comparative total company employment levels at year end:

▪	declined 9% in 2012

▪	declined 7% in 2011

▪	declined 4% in 2010

Severance charges included in SAG expenses were as follows: 2012 — $0.9 million, 2011 — $4.1 million and 2010 — $6.9 million. Severance and other related restructuring charges not included in SAG expenses were as follows: 2012 — $9.6 million and 2011 — $13.0 million.

GAIN ON SALE OF PROPERTY, PLANT &

EQUIPMENT AND BUSINESSES, NET

in millions

The 2012 gain includes a $41.2 million pretax gain from the sale of reclaimed and surplus real estate, a $5.6 million pretax gain from the sale of a non-strategic aggregates production facility, a $12.3 million pretax gain from the sale of mitigation credits and a $6.0 million pretax gain on the sale of developed real estate. The 2011 gain includes a $39.7 million pretax gain associated with the sale of four aggregates facilities and a $0.6 million pretax gain associated with an exchange of assets (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”). The 2010 gain includes a $39.5 million pretax gain associated with the sale of three aggregates facilities.

INTEREST EXPENSE

in millions

Interest expense decreased $7.5 million from the 2011 level. This comparative decline resulted primarily from the $27.2 million of charges incurred in 2011 in connection with our debt refinancing (tender offer and debt retirement) partially offset by the effects of a higher level of fixed-rate debt stemming from the debt refinancing.

The 2011 increase in interest expense resulted primarily from our aforementioned debt refinancing completed in June. In addition to higher effective interest rates on the new debt, we incurred $27.2 million of charges in connection with our tender offer and debt retirement. These charges resulted from the $18.4 million difference between the purchase price and par value of the notes purchased in the tender offer, $0.7 million in transaction fees and $8.1 million of noncash write-offs of unamortized discounts, deferred financing costs and amounts in accumulated other comprehensive income (AOCI) related to the retired debt.

Part II	39

INCOME TAXES

Our income tax benefit from continuing operations for the years ended December 31 is shown below:

dollars in millions	2012	2011	2010
Loss from continuing operations before income taxes	($120.4)	($153.7)	($192.2)
Benefit from income taxes	(66.5)	(78.5)	(89.7)
Effective tax rate	55.2%	51.0%	46.6%

The $12.0 million decrease in our 2012 benefit from income taxes is primarily related to the year-over-year improvement in our results from continuing operations. The $11.2 million decrease in our 2011 benefit from income taxes is primarily related to the year-over-year improvement in our results from continuing operations. A reconciliation of the federal statutory rate of 35% to our effective tax rates for 2012, 2011 and 2010 is presented in Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

DISCONTINUED OPERATIONS

Pretax earnings from discontinued operations were:

▪	$2.2 million in 2012

▪	$7.4 million in 2011

▪	$10.0 million in 2010

The 2012 pretax earnings include gains related primarily to the 5CP earn-out of $10.3 million. The 2011 pretax earnings include gains totaling $18.6 million related to the 5CP earn-out and insurance recoveries compared to similar pretax gains totaling $13.9 million in 2010. These gains were partially offset by general and product liability costs, including legal defense costs, and environmental remediation costs. For additional information regarding discontinued operations and the 5CP earn-out, see Note 2 “Discontinued Operations” in Item 8 “Financial Statements and Supplementary Data.”

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a bank line of credit and access to the capital markets. Additional sources of liquidity include the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these liquidity and financial resources are sufficient to fund our future business requirements, including:

▪	cash contractual obligations

▪	capital expenditures

▪	debt service obligations

▪	potential future acquisitions

▪	dividend payments

We actively manage our capital structure and resources in order to minimize the cost of capital while properly managing financial risk. We seek to meet these objectives by adhering to the following principles:

▪	maintain substantial bank line of credit borrowing capacity

▪	use the bank line of credit only for seasonal working capital requirements and other temporary funding requirements

▪	proactively manage our long-term debt maturity schedule such that repayment/refinancing risk in any single year is low

▪	avoid financial and other covenants that limit our operating and financial flexibility

▪	opportunistically access the capital markets when conditions and terms are favorable

Part II	40

CASH

Included in our December 31, 2012 cash and cash equivalents balance of $275.5 million is $52.9 million of cash held at one of our foreign subsidiaries. The majority of this $52.9 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore.

CASH FROM OPERATING ACTIVITIES

in millions

Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

in millions	2012	2011	2010

Net loss	($52.6)	($70.8)	($96.5)
Depreciation, depletion, accretion and amortization	332.0	361.7	382.1
Net gain on sale of property, plant & equipment and businesses	(78.7)	(58.8)	(68.1)
Proceeds from sale of future production, net of transaction costs	73.6	0.0	0.0
Other operating cash flows, net	(35.8)	(63.1)	(14.8)
Net cash provided by operating activities	$238.5	$169.0	$202.7

2012 VERSUS 2011 — Net cash provided by operating activities of $238.5 million increased $69.5 million from 2011 due primarily to proceeds from the sale of future production. In December 2012, we unlocked capital in our East Region through a volumetric production payment resulting in net cash proceeds of $73.6 million (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”).

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

Part II	41

CASH FROM INVESTING ACTIVITIES

in millions

2012 VERSUS 2011 — Net cash provided by investing activities increased $29.9 million in 2012. This increase resulted from an increase in proceeds from divestitures of non-core assets (a $13.6 million year-over-year increase in proceeds from the sale of property, plant and equipment and businesses) and a decrease in spending for acquisitions (a $16.1 million year-over-year decrease in purchases of property, plant & equipment and businesses). These divestitures (as outlined in Note 19 “Acquisition and Divestitures” in Item 8 “Financial Statements and Supplementary Data”) are consistent with our strategic focus on disposing non-core assets and building leading aggregates positions in markets with above average long-term demand growth.

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

CASH FROM FINANCING ACTIVITIES

in millions

2012 VERSUS 2011 — Net cash used for financing activities increased $87.9 million in 2012 compared to 2011. In 2011, we restructured our debt portfolio which generated $24.8 million of net cash proceeds. In 2012, we paid $134.8 million of debt as scheduled. This decrease in cash flows related to debt was partially offset by $93.0 million in cash savings derived from the decrease in dividend payments (2012 — $0.04 per share, 2011 — $0.76 per share).

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

Part II	42

DEBT

Certain debt measures as of December 31 are outlined below:

dollars in millions	2012	2011
Debt
Current maturities of long-term debt	$150.6	$134.8
Long-term debt	2,526.4	2,680.7
Total debt	$2,677.0	$2,815.5
Capital
Total debt	$2,677.0	$2,815.5
Equity	3,761.1	3,791.6
Total capital	$6,438.1	$6,607.1
Total Debt as a Percentage of Total Capital	41.6%	42.6%
Weighted-average Effective Interest Rate
Bank line of credit [1]	N/A	N/A
Long-term debt excluding bank line of credit	7.71%	7.64%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.5%	99.5%
Floating-rate debt	0.5%	0.5%

[1]	There were no borrowings at December 31, 2012 and 2011. However, we do pay fees for unused borrowing capacity and standby letters of credit.

As of December 31, 2012, current maturities for the next four quarters and maturities for the next five years are due as follows:

in millions	Current Maturities	in millions	Debt Maturities
		2013	$150.6
First quarter 2013	$10.0	2014	0.2
Second quarter 2013	140.5	2015	150.1
Third quarter 2013	0.0	2016	500.1
Fourth quarter 2013	0.1	2017	350.2

We expect to retire debt maturities using existing cash, cash generated from operations, by drawing on our bank line of credit or accessing the capital markets.

In June 2011, we issued $1.1 billion of long-term notes in two series, as follows: $500.0 million of 6.50% notes due in 2016 and $600.0 million of 7.50% notes due in 2021. These notes were issued principally to:

▪	repay and terminate our $450.0 million floating-rate term loan due in 2015

▪	fund the purchase through a tender offer of $165.4 million of our outstanding 5.60% notes due in 2012 and $109.6 million of our outstanding 6.30% notes due in 2013

▪	repay $275.0 million outstanding under our bank line of credit, and

▪	for general corporate purposes

During the fourth quarter of 2011, we entered into a new $600.0 million bank line of credit (the line of credit). The line of credit expires on December 15, 2016 and is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $600.0 million at any point in time.

Part II	43

Utilization of the borrowing capacity under the line of credit as of December 31, 2012:

▪	none was drawn

▪	$57.3 million of borrowing capacity was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.75% to 2.25% based on the level of utilization or an alternative rate derived from the lender’s prime rate. Letters of credit issued under the line of credit are charged a fee equal to the applicable margin for borrowings. As of December 31, 2012, the applicable margin was 1.75%. We had no draws on the line of credit during 2012.

DEBT RATINGS

Our debt ratings and outlooks as of December 31, 2012 are summarized below:

	Rating/Outlook	Date		Description
Short-term Debt
Moody’s	not prime/negative	9/16/2011		outlook changed from stable to negative
Long-term Debt
Moody’s	Ba3/negative	7/12/2012		downgraded from Ba2/negative
Standard & Poor’s	BB/stable	6/11/2012	[1]	outlook changed from watch positive to stable

[1]	Rating/outlook reaffirmed December 14, 2012.

EQUITY

Our common stock issuances are summarized below:

in thousands	2012	2011	2010
Common stock shares at January 1, issued and outstanding	129,245	128,570	125,912
Common Stock Issuances
Public offering		0	0
Acquisitions	61	373	0
401(k) savings and retirement plan	0	111	882
Pension plan contribution	0	0	1,190
Share-based compensation plans	415	191	586
Common stock shares at December 31, issued and outstanding	129,721	129,245	128,570

During 2011 and 2012 , we issued a total of 0.4 million shares of our common stock in connection with a business acquisition as explained in Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

Part II	44

We periodically sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were:

▪	2012 — no shares issued

▪	2011 — issued 0.1 million shares for cash proceeds of $4.7 million

▪	2010 — issued 0.9 million shares for cash proceeds of $41.7 million

In 2010, we issued 1.2 million shares of common stock (par value of $1 per share) to our qualified pension plans as explained in Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data.” This transaction increased equity by $53.9 million (common stock $1.2 million and capital in excess of par $52.7 million).

There were no shares held in treasury as of December 31, 2012, 2011 and 2010. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪	results of operations

▪	financial position

▪	liquidity

▪	capital expenditures

▪	capital resources

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

Part II	45

CASH CONTRACTUAL OBLIGATIONS

We expect cash requirements for income taxes of $26.0 million during 2013. Additionally, we have a number of contracts containing commitments or contingent obligations that are not material to our earnings. These contracts are discrete and it is unlikely that the various contingencies contained within the contracts would be triggered by a common event. Excluding future cash requirements for income taxes and these immaterial contracts, our obligations to make future contractual payments as of December 31, 2012 are summarized in the table below:

	Note	Payments Due by Year
in millions	Reference	2013	2014-2015	2016-2017	Thereafter	Total
Cash Contractual Obligations
Bank line of credit [1]
Principal payments	Note 6	$0.0	$0.0	$0.0	$0.0	$0.0
Interest payments and fees [2]		3.1	6.2	3.1	0.0	12.4
Long-term debt excluding bank line of credit
Principal payments	Note 6	150.6	150.3	850.3	1,510.4	2,661.6
Interest payments	Note 6	191.4	373.8	310.9	543.6	1,419.7
Operating leases	Note 7	26.7	45.8	37.3	138.1	247.9
Mineral royalties	Note 12	24.7	39.5	25.1	132.9	222.2
Unconditional purchase obligations
Capital	Note 12	3.9	0.0	0.0	0.0	3.9
Noncapital [3]	Note 12	15.4	20.1	6.4	8.7	50.6
Benefit plans [4]	Note 10	5.2	67.0	32.1	80.0	184.3
Total cash contractual obligations 5, [6]		$421.0	$702.7	$1,265.2	$2,413.7	$4,802.6

1	Bank line of credit represents borrowings under our five-year credit facility which expires December 15, 2016.

2	Includes fees for unused borrowing capacity, and fees for letters of credit. The figures for all years assume that the amount of unused borrowing capacity, and the amount of letters of credit, do not change from December 31, 2012.

3	Noncapital unconditional purchase obligations relate primarily to transportation and electrical contracts.

4	Payments in “Thereafter” column for benefit plans are for the years 2018-2022.

5	The above table excludes discounted asset retirement obligations in the amount of $150.1 million at December 31, 2012, the majority of which have an estimated settlement date beyond 2017 (see Note 17 “Asset Retirement Obligations” in Item 8 “Financial Statements and Supplementary Data”).

6	The above table excludes unrecognized income tax benefits in the amount of $13.6 million at December 31, 2012, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these uncertain tax positions (for more details, see Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data”).

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

Part II	46

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

3.  Reclamation costs

4.  Pension and other postretirement benefits

5.  Environmental compliance

6.  Claims and litigation including self-insurance

7.  Income taxes

1. GOODWILL AND

GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2012, goodwill represents 38% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. Thus, an impairment charge could be material to our financial condition and results of operations.

HOW WE TEST GOODWILL FOR IMPAIRMENT

Goodwill is tested for impairment at the reporting unit level. In December 2011, we announced an organizational restructuring plan that led to changes in the manner in which our operations are managed. As a result, we reorganized our reporting unit structure and reassigned goodwill among our revised reporting units using a relative fair value approach. This reorganization led to an increase in reporting units from 13 to 19, of which 10 carry goodwill. The reporting units are evaluated using a two-step process.

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

Part II	47

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

RESULTS OF OUR IMPAIRMENT TESTS

The results of our annual impairment tests for:

▪	November 1, 2012 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values

▪	November 1, 2011 indicated that the fair values of one of our reporting units with $1,815.1 million of goodwill exceeded its carrying value by 8%. The fair values of all other reporting units with goodwill substantially exceeded their carrying values (see further discussion below)

▪	November 1, 2010 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values

The key assumptions used in our 2011 discounted cash flows (DCF) model of the aggregates reporting unit for which the fair value exceeded its carrying value by 8% were growth rates for volume, price and variable costs to produce, capital requirements and the discount rate. Based on our historical experience and macroeconomic forecasts for each of the counties that are served by our operations, we developed projections for volume, price and cost growth rates. Subsequently, projections were revised downwards to reflect assumptions that we believe a market participant, not privy to our internal information, would make based on information available through normal and customary due diligence procedures. Accordingly, the DCF model assumes that over a twenty year projection period volumes, pricing and variable cost grow at inflation-adjusted (real) average annual rates of 4.8%, 0.9% and 0.7%, respectively. Our capital spending assumptions are based on the level of projected volume and our historical experience. For goodwill impairment testing purposes, we utilized a 9.50% discount rate to present value the estimated future cash flows.

The market approach was based on multiples of revenue and EBITDA to enterprise value for comparative public companies. The six data points (derived from the revenue and EBITDA multiples for the past three years, trailing twelve months and analysts’ estimates for next year) were averaged to arrive at the estimated fair value of the reporting unit.

Delays in a sustained recovery in our Gulf Coast markets may result in an impairment of this reporting unit’s goodwill.

For additional information regarding goodwill, see Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

Part II	48

2. IMPAIRMENT OF LONG-LIVED ASSETS

EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2012, net property, plant & equipment represents 39% of total assets, while net other intangible assets represents 9% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. Thus, an impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

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

During 2012, we recorded a $2.0 million loss on impairment of long-lived assets. This impairment loss related primarily to assets classified as held for sale (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”). Long-lived asset impairments during 2011 were immaterial and related to property abandonments. During 2010 we recorded a $3.9 million loss on impairment of long-lived assets.

We maintain certain long-lived assets that are not currently being utilized in our operations. These assets totaled approximately $325 million at December 31, 2012, representing an approximate 5% increase from December 31, 2011. Of the total $325 million, approximately 30% relates to real estate held for future development and expansion of our operations. An additional 25% is comprised of real estate (principally former mining sites) pending development as commercial or residential real estate, reservoirs or landfills. The remaining 45% is composed of aggregates, ready-mix and asphalt mix operating assets idled temporarily as a result of a decline in demand for our products. We anticipate moving these idled assets back into operation as demand recovers. We evaluate the useful lives and the recoverability of these assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

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

Reclamation costs are considered a critical accounting policy because of the significant estimates, assumptions and considerable management judgment used to determine the fair value of the obligation and the significant carrying amount of these obligations ($150.1 million as of December 31, 2012 and $154.0 million as of December 31, 2011).

Part II	49

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

HOW WE SET OUR ASSUMPTIONS

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2012, the discount rates for our various plans ranged from 3.05% to 4.35% (December 31, 2011 ranged from 4.15% to 5.08%).

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2012, the expected return on plan assets was reduced to 7.5% from the 8.0% used to determine the 2012 expense.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2012, our projected weighted-average rate of compensation remained at 3.5%.

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2012, our assumed rate of increase in the per capita cost of covered healthcare benefits was increased to 8.0% for 2013, decreasing each year until reaching 5.0% in 2019 and remaining level thereafter.

Part II	50

Changes to the assumptions listed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
in millions	Inc (Dec) in Benefit Obligation	Inc (Dec) in Benefit Cost	Inc (Dec) in Benefit Obligation	Inc (Dec) in Benefit Cost
Actuarial Assumptions
Discount rate
Pension	($63.8)	($6.0)	$71.5	$6.6
Other postretirement benefits	(3.7)	0.0	3.9	0.0
Expected return on plan assets	not applicable	(3.1)	not applicable	3.1
Rate of compensation increase
(for salary-related plans)	12.7	2.3	(11.8)	(2.1)
Rate of increase in the per capita cost of covered healthcare benefits	1.6	0.2	(1.6)	(0.2)

As of the December 31, 2012 measurement date, the fair value of our pension plan assets increased from $636.6 million to $683.1 million due to investment gains. No contributions were made to the qualified pension plans in 2012.

During 2013, we expect to recognize net periodic pension expense of approximately $46.0 million and net periodic postretirement expense of approximately $4.5 million compared to $36.6 million and $10.2 million, respectively, in 2012. The increase in pension expense is due primarily to the decrease in discount rates. The decrease in other postretirement benefit expense is primarily the result of a plan change which caps the employer cost of medical coverage at the 2015 level. We do not anticipate contributions will be required to the funded pension plans during 2013 as a result of interest rate relief provided as part of the Moving Ahead for Progress in the 21st Century (MAP-21) Act. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.

For additional information regarding pension and other postretirement benefits, see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data.”

Part II	51

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

At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur. When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2012, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3.9 million.

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

Part II	52

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. On a quarterly basis, we assess all positive and negative evidence to determine the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as:

▪	cumulative losses in recent years

▪	taxable income in prior carryback years, if carryback is permitted under tax law

▪	future reversal of existing taxable temporary differences against deductible temporary differences

▪	future taxable income exclusive of reversing temporary differences

▪	the mix of taxable income in the jurisdictions in which we operate

▪	tax planning strategies

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

Before a particular matter for which we have recorded a liability related to an unrecognized income tax benefit is audited and finally resolved, a number of years may elapse. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized income tax benefits is adequate. Favorable resolution of an unrecognized income tax benefit could be recognized as a reduction in our income tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized income tax benefit could increase the income tax provision and effective tax rate in the period of resolution.

We consider an issue to be resolved at the earlier of settlement of an examination, the expiration of the statute of limitations, or when the issue is “effectively settled.” Our liability for unrecognized income tax benefits is generally presented as

Part II	53

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

Part II	54

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

At December 31, 2012, the estimated fair value of our long-term debt instruments including current maturities was $2,917.4 million compared to a book value of $2,677.0 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $149.6 million.

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

Part II	55

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vulcan Materials Company and its subsidiary companies as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Birmingham, Alabama

February 28, 2013

Part II	56

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2012	2011	2010
For the years ended December 31 in thousands, except per share data
Net sales	$2,411,243	$2,406,909	$2,405,916
Delivery revenues	156,067	157,641	152,946
Total revenues	2,567,310	2,564,550	2,558,862
Cost of goods sold	2,077,217	2,123,040	2,105,190
Delivery costs	156,067	157,641	152,946
Cost of revenues	2,233,284	2,280,681	2,258,136
Gross profit	334,026	283,869	300,726
Selling, administrative and general expenses	259,140	289,993	327,537
Gain on sale of property, plant & equipment and businesses, net	68,455	47,752	59,302
Recovery from (charge for) legal settlement	0	46,404	(40,000)
Restructuring charges	(9,557)	(12,971)	0
Exchange offer costs	(43,380)	(2,227)	0
Other operating expense, net	(5,623)	(9,390)	(7,031)
Operating earnings (loss)	84,781	63,444	(14,540)
Other nonoperating income, net	6,727	2	3,074
Interest income	1,141	3,444	863
Interest expense	213,067	220,628	181,603
Loss from continuing operations before income taxes	(120,418)	(153,738)	(192,206)
Provision for (benefit from) income taxes
Current	1,913	14,318	(37,805)
Deferred	(68,405)	(92,801)	(51,858)
Total benefit from income taxes	(66,492)	(78,483)	(89,663)
Loss from continuing operations	(53,926)	(75,255)	(102,543)
Earnings on discontinued operations, net of income taxes (Note 2)	1,333	4,477	6,053
Net loss	($52,593)	($70,778)	($96,490)
Other comprehensive income (loss), net of tax
Fair value adjustments to cash flow hedges	0	0	(481)
Reclassification adjustment for cash flow hedges	3,816	7,151	10,709
Adjustment for funded status of pension and postretirement benefit plans	(24,454)	(54,366)	3,201
Amortization of pension and postretirement benefit plans actuarial loss and prior service cost	11,965	7,710	3,590
Other comprehensive income (loss)	(8,673)	(39,505)	17,019
Comprehensive loss	($61,266)	($110,283)	($79,471)
Basic earnings (loss) per share
Continuing operations	($0.42)	($0.58)	($0.80)
Discontinued operations	$0.01	$0.03	$0.05
Net earnings (loss) per share	($0.41)	($0.55)	($0.75)
Diluted earnings (loss) per share
Continuing operations	($0.42)	($0.58)	($0.80)
Discontinued operations	$0.01	$0.03	$0.05
Net earnings (loss) per share	($0.41)	($0.55)	($0.75)
Weighted-average common shares outstanding
Basic	129,745	129,381	128,050
Assuming dilution	129,745	129,381	128,050

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	57

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	2012	2011
As of December 31 in thousands
Assets
Cash and cash equivalents	$275,478	$155,839
Restricted cash	0	81
Accounts and notes receivable
Customers, less allowance for doubtful accounts 2012 — $6,198; 2011 — $6,498	277,539	299,166
Other	19,441	15,727
Inventories	335,022	327,657
Current deferred income taxes	40,696	43,032
Prepaid expenses	21,713	21,598
Assets held for sale	15,083	0
Total current assets	984,972	863,100
Investments and long-term receivables	42,081	29,004
Property, plant & equipment, net	3,159,185	3,418,179
Goodwill	3,086,716	3,086,716
Other intangible assets, net	692,532	697,502
Other noncurrent assets	161,113	134,813
Total assets	$8,126,599	$8,229,314
Liabilities
Current maturities of long-term debt	$150,602	$134,762
Trade payables and accruals	113,337	103,931
Accrued salaries, wages and management incentives	62,695	60,132
Accrued interest	11,424	12,045
Other accrued liabilities	97,552	95,383
Liabilities of assets held for sale	801	0
Total current liabilities	436,411	406,253
Long-term debt	2,526,401	2,680,677
Noncurrent deferred income taxes	657,367	732,528
Deferred management incentive and other compensation	21,756	29,275
Pension benefits	303,036	225,846
Other postretirement benefits	103,134	124,960
Asset retirement obligations	150,072	153,979
Deferred revenue (Note 19)	73,583	0
Other noncurrent liabilities	93,777	84,179
Total liabilities	4,365,537	4,437,697
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value — 129,721 shares issued as of 2012 and 129,245 shares issued as of 2011	129,721	129,245
Capital in excess of par value	2,580,209	2,544,740
Retained earnings	1,276,649	1,334,476
Accumulated other comprehensive loss	(225,517)	(216,844)
Total equity	3,761,062	3,791,617
Total liabilities and equity	$8,126,599	$8,229,314

Part II	58

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2012	2011	2010
For the years ended December 31 in thousands
Operating Activities
Net loss	($52,593)	($70,778)	($96,490)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	331,959	361,719	382,093
Net gain on sale of property, plant & equipment and businesses	(78,654)	(58,808)	(68,095)
Contributions to pension plans	(4,509)	(4,892)	(24,496)
Share-based compensation	17,474	18,454	20,637
Excess tax benefits from share-based compensation	(267)	(121)	(808)
Deferred tax provision	(69,830)	(93,739)	(51,684)
Cost of debt purchase	0	19,153	0
(Increase) decrease in assets before initial effects of business acquisitions and dispositions
Accounts and notes receivable	17,412	5,035	(49,656)
Inventories	(9,028)	(6,927)	6,708
Prepaid expenses	(117)	(1,354)	22,945
Other assets	(29,043)	7,673	(58,243)
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions
Accrued interest and income taxes	(15,709)	5,831	12,661
Trade payables and other accruals	27,091	(27,871)	44,573
Proceeds from sale of future production, net of transaction costs (Note 19)	73,583	0	0
Other noncurrent liabilities	29,772	5,707	40,950
Other, net	934	9,961	21,611
Net cash provided by operating activities	238,475	169,043	202,706
Investing Activities
Purchases of property, plant & equipment	(93,357)	(98,912)	(86,324)
Proceeds from sale of property, plant & equipment	80,829	13,675	13,602
Proceeds from sale of businesses, net of transaction costs	21,166	74,739	50,954
Payment for businesses acquired, net of acquired cash	0	(10,531)	(70,534)
Other, net	1,761	1,550	3,926
Net cash provided by (used for) investing activities	10,399	(19,479)	(88,376)
Financing Activities
Net short-term borrowings (payments)	0	(285,500)	48,988
Payment of current maturities and long-term debt	(134,780)	(743,075)	(519,204)
Cost of debt purchase	0	(19,153)	0
Proceeds from issuance of long-term debt, net of discounts	0	1,100,000	450,000
Debt issuance costs	0	(27,426)	(3,058)
Proceeds from settlement of interest rate swap agreements	0	23,387	0
Proceeds from issuance of common stock	0	4,936	41,734
Dividends paid	(5,183)	(98,172)	(127,792)
Proceeds from exercise of stock options	10,462	3,615	20,502
Excess tax benefits from share-based compensation	267	121	808
Other, net	(1)	1	(1,032)
Net cash used for financing activities	(129,235)	(41,266)	(89,054)
Net increase in cash and cash equivalents	119,639	108,298	25,276
Cash and cash equivalents at beginning of year	155,839	47,541	22,265
Cash and cash equivalents at end of year	$275,478	$155,839	$47,541

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	59

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock [1]		Capital in Excess of	Retained	Accumulated Other Comprehensive
in thousands	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balances at December 31, 2009	125,912	$125,912	$2,368,228	$1,728,273	($194,358)	$4,028,055
Net loss	0	0	0	(96,490)	0	(96,490)
Common stock issued
401(k) Trustee (Note 13)	882	882	40,852	0	0	41,734
Pension plan contribution	1,190	1,190	52,674	0	0	53,864
Share-based compensation plans	586	586	17,382	0	0	17,968
Share-based compensation expense	0	0	20,637	0	0	20,637
Excess tax benefits from share-based compensation	0	0	808	0	0	808
Accrued dividends on share-based compensation awards	0	0	308	(308)	0	0
Cash dividends on common stock ($1.00 per share)	0	0	0	(127,792)	0	(127,792)
Other comprehensive income	0	0	0	0	17,019	17,019
Other	0	0	(3)	(2)	0	(5)
Balances at December 31, 2010	128,570	$128,570	$2,500,886	$1,503,681	($177,339)	$3,955,798
Net loss	0	0	0	(70,778)	0	(70,778)
Common stock issued
Acquisitions	373	373	18,347	0	0	18,720
401(k) Trustee (Note 13)	111	111	4,634	0	0	4,745
Share-based compensation plans	191	191	2,041	0	0	2,232
Share-based compensation expense	0	0	18,454	0	0	18,454
Excess tax benefits from share-based compensation	0	0	121	0	0	121
Accrued dividends on share-based compensation awards	0	0	257	(257)	0	0
Cash dividends on common stock ($0.76 per share)	0	0	0	(98,172)	0	(98,172)
Other comprehensive loss	0	0	0	0	(39,505)	(39,505)
Other	0	0	0	2	0	2
Balances at December 31, 2011	129,245	$129,245	$2,544,740	$1,334,476	($216,844)	$3,791,617
Net loss	0	0	0	(52,593)	0	(52,593)
Common stock issued
Acquisitions	61	61	(199)	0	0	(138)
Share-based compensation plans	415	415	7,113	0	0	7,528
Share-based compensation expense	0	0	17,474	0	0	17,474
Excess tax benefits from share-based compensation	0	0	267	0	0	267
Reclass deferred compensation liability to equity (Note 13)	0	0	10,764	0	0	10,764
Accrued dividends on share-based compensation awards	0	0	51	(51)	0	0
Cash dividends on common stock ($0.04 per share)	0	0	0	(5,183)	0	(5,183)
Other comprehensive loss	0	0	0	0	(8,673)	(8,673)
Other	0	0	(1)	0	0	(1)
Balances at December 31, 2012	129,721	$129,721	$2,580,209	$1,276,649	($225,517)	$3,761,062

[1]	Common stock, $1 par value, 480 million shares authorized in 2012, 2011 and 2010

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	60

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

RESTRUCTURING CHARGES

Costs associated with restructuring our operations include severance and related charges to eliminate a specified number of employee positions, costs to relocate employees, contract cancellation costs and charges to vacate facilities and consolidate operations. Relocation and contract cancellation costs and charges to vacate facilities are recognized in the period the liability is incurred. Severance charges for employees, who are required to render service beyond a minimum retention period, generally more than 60 days, are recognized ratably over the retention period; otherwise, the full severance charge is recognized on the date a detailed restructuring plan has been authorized by management and communicated to employees.

In 2011, we substantially completed the implementation of a multi-year project to replace our legacy information technology systems with new ERP and Shared Services platforms. These platforms are helping us streamline processes enterprise-wide and standardize administrative and support functions while providing enhanced flexibility to monitor and control costs. Leveraging this significant investment in technology allowed us to reduce overhead and administrative staff. Additionally, in December 2011, our Board of Directors approved a restructuring plan to consolidate our eight divisions into four regions as part of an ongoing effort to reduce overhead costs and increase operating efficiency. As a result of these two restructuring plans, we recognized $12,971,000 of severance and related charges in 2011. There were no significant charges related to these restructuring plans in 2012.

In 2012, our Board approved a Profit Enhancement Plan that further leverages our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During 2012, we incurred $9,557,000 of costs (primarily project design, outside advisory and severance) related to the implementation of this plan, $8,038,000 of which was paid as of December 31, 2012. We do not expect to incur any future material charges related to this Profit Enhancement Plan.

EXCHANGE OFFER COSTS

In December 2011, Martin Marietta Materials, Inc. (Martin Marietta) commenced an unsolicited exchange offer for all outstanding shares of our common stock and indicated its intention to nominate a slate of directors to our Board. After careful consideration, including a thorough review of the offer with its financial and legal advisors, our Board unanimously determined that Martin Marietta’s offer was inadequate, substantially undervalued Vulcan, was not in the best interests of Vulcan and its shareholders and had substantial risk.

In May 2012, the Delaware Chancery Court ruled and the Delaware Supreme Court affirmed that Martin Marietta had breached two confidentiality agreements between the companies, and enjoined Martin Marietta through September 15, 2012 from pursuing its exchange offer for our shares, prosecuting its proxy contest, or otherwise taking steps to acquire control of our shares or assets and from any further violations of the two confidentiality agreements between the parties. As a result of the court ruling, Martin Marietta withdrew its exchange offer and its board nominees.

Part II	61

In response to Martin Marietta’s actions, we incurred legal, professional and other costs as follows: 2012 — $43,380,000 and 2011 — $2,227,000. As of December 31, 2012, $43,107,000 of the incurred costs was paid.

CASH EQUIVALENTS

We classify as cash equivalents all highly liquid securities with a maturity of three months or less at the time of purchase. The carrying amount of these securities approximates fair value due to their short-term maturities.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable from customers result from our extending credit to trade customers for the purchase of our products. The terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to conform to regional industry practices, we sell product under extended payment terms, which may result in either secured or unsecured short-term notes; or, on occasion, notes with durations of less than one year are taken in settlement of existing accounts receivable. Other accounts and notes receivable result from short-term transactions (less than one year) other than the sale of our products, such as interest receivable; insurance claims; freight claims; tax refund claims; bid deposits or rents receivable. Receivables are aged and appropriate allowances for doubtful accounts and bad debt expense are recorded. Bad debt expense for the years ended December 31 was as follows: 2012 — $2,505,000, 2011 — $1,644,000 and 2010 — $3,100,000. Write-offs of accounts receivables for the years ended December 31 were as follows: 2012 — $2,805,000, 2011 — $2,651,000 and 2010 — $4,317,000.

FINANCING RECEIVABLES

Financing receivables are included in accounts and notes receivable and/or investments and long-term receivables in the accompanying Consolidated Balance Sheets. Financing receivables are contractual rights to receive money on demand or on fixed or determinable dates. Trade receivables with normal credit terms are not considered financing receivables. Financing receivables were as follows: December 31, 2012 — $8,609,000 and December 31, 2011 — $7,471,000. Both of these balances include a related-party (Vulcan Materials Company Foundation) receivable in the amount of $1,550,000 due in 2014. None of our financing receivables are individually significant. We evaluate the collectibility of financing receivables on a periodic basis or whenever events or changes in circumstances indicate we may be exposed to credit losses. As of December 31, 2012 and 2011, no allowances were recorded for these receivables.

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

Capitalized software costs of $10,855,000 and $12,910,000 are reflected in net property, plant & equipment as of December 31, 2012 and 2011, respectively. We capitalized software costs for the years ended December 31 as follows: 2012— $408,000, 2011 — $3,746,000 and 2010 — $1,167,000. During the same periods, $2,463,000, $2,520,000 and $2,895,000, respectively, of previously capitalized costs were depreciated. For additional information regarding our property, plant & equipment see Note 4.

Part II	62

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

Leaseholds are amortized over varying periods not in excess of applicable lease terms or estimated useful lives.

Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in thousands	2012	2011	2010

Depreciation, Depletion, Accretion and Amortization
Depreciation	$301,146	$328,072	$349,460
Depletion	10,607	11,195	10,337
Accretion	7,956	8,195	8,641
Amortization of leaseholds	381	225	195
Amortization of intangibles	11,869	14,032	13,460
Total	$331,959	$361,719	$382,093

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

FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as described below:

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Part II	63

Our assets at December 31 subject to fair value measurement on a recurring basis are summarized below:

	Level 1
in thousands	2012	2011
Fair Value Recurring
Rabbi Trust
Mutual funds	$13,349	$13,536
Equities	9,843	7,057
Total	$23,192	$20,593

	Level 2
in thousands	2012	2011
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$2,265	$2,192
Total	$2,265	$2,192

We have established two Rabbi Trusts for the purpose of providing a level of security for the nonqualified employee retirement and deferred compensation plans and for the directors’ nonqualified deferred compensation plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds and equity securities for which quoted prices in active markets are available. Investments in Level 2 common/collective trust funds are stated at estimated fair value based on the underlying investments in those funds. The underlying investments are comprised of short-term, highly liquid assets in commercial paper, short-term bonds and certificates of deposit. Net trading gains (losses) of the Rabbi Trust investments were $8,564,000 and ($3,292,000) for the years ended December 31, 2012 and 2011, respectively. The portion of the net trading gains (losses) related to investments still held by the Rabbi Trusts at December 31, 2012 and 2011 were $9,012,000 and ($3,370,000), respectively.

The carrying values of our cash equivalents, accounts and notes receivable, current maturities of long-term debt, short-term borrowings, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 5 and 6, respectively.

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2011. Assets that were subject to fair value measurement on a nonrecurring basis as of December 31, 2012 are summarized below:

	2012
in thousands	Level 3	Impairment Charges
Fair Value Nonrecurring
Assets held for sale	$10,559	$1,738
Totals	$10,559	$1,738

The fair values of the assets classified as held for sale were estimated based on the negotiated transaction values. The loss on impairment represents the difference between the carrying value and the fair value less costs to sell of the impacted long-lived assets.

Part II	64

GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2012, goodwill totaled $3,086,716,000, the same as at December 31, 2011. Total goodwill represents 38% of total assets at both December 31, 2012 and December 31, 2011.

Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. In December 2011, we announced an organizational restructuring plan that led to changes in the manner in which our operations are managed. As a result, we reorganized our reporting unit structure and reassigned goodwill among our revised reporting units using a relative fair value approach. This reorganization led to an increase in reporting units from 13 to 19, of which 10 carry goodwill. The reporting units are evaluated using a two-step process.

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

We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Within these four operating segments, we have identified 19 reporting units based primarily on geographic location. The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and EBITDA multiples of comparable companies. We consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the reporting unit fair values to our market capitalization.

The results of the first step of the annual impairment tests performed as of November 1, 2012 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values. The results of the first step of the annual impairment tests performed as of November 1, 2011 and 2010 indicated that the fair values of the reporting units with goodwill exceeded their carrying values. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2012, 2011 or 2010.

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

IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2012, net property, plant & equipment represents 39% of total assets, while net other intangible assets represents 9% of total assets. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair

Part II	65

value of the long-lived assets. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

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

During 2012, we recorded a $2,034,000 loss on impairment of long-lived assets related primarily to assets classified as held for sale (see Note 19). Long-lived asset impairments during 2011 were immaterial and related to property abandonments. During 2010 we recorded a $3,936,000 loss on impairment of long-lived assets. We utilized an income approach to measure the fair value of the long-lived assets and determined that the carrying value of the assets exceeded the fair value. The loss on impairment represents the difference between the carrying value and the fair value of the impacted long-lived assets.

For additional information regarding long-lived assets and intangible assets see Notes 4 and 18.

COMPANY OWNED LIFE INSURANCE

We have Company Owned Life Insurance (COLI) policies for which the cash surrender values, loans outstanding and the net values included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

in thousands	2012	2011
Company Owned Life Insurance
Cash surrender value	$41,351	$38,300
Loans outstanding	41,345	38,289
Net value included in noncurrent assets	$6	$11

REVENUE RECOGNITION

Revenue is recognized at the time the selling price is fixed, the product’s title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured. Total revenues include sales of products to customers, net of any discounts and taxes, and third-party delivery revenues billed to customers.

Our 2012 revenue excludes proceeds from the sale of a volumetric production payment as described in Note 19 under the caption 2012 Divestitures. These proceeds are deferred until we meet our obligation to produce and deliver the product or market the product under the terms of the agreement. These proceeds were classified within the operating activities section of our Consolidated Statements of Cash Flows as the transaction essentially represents the prepayment of future production.

Part II	66

STRIPPING COSTS

In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.

Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $37,875,000 in 2012, $40,049,000 in 2011 and $40,842,000 in 2010.

Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-production method. Pre-production stripping costs included in other noncurrent assets were $18,887,000 as of December 31, 2012 and $17,860,000 as of December 31, 2011.

OTHER COSTS

Costs are charged to earnings as incurred for the start-up of new plants and for normal recurring costs of mineral exploration and research and development. Research and development costs totaled $0 in 2012, $1,109,000 in 2011 and $1,582,000 in 2010, and are included in selling, administrative and general expenses in the Consolidated Statements of Comprehensive Income.

SHARE-BASED COMPENSATION

We account for our share-based compensation awards using fair-value-based measurement methods. These result in the recognition of compensation expense for all share-based compensation awards, including stock options, based on their fair value as of the grant date. Compensation cost is recognized over the requisite service period.

We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows. The $267,000, $121,000 and $808,000 in excess tax benefits classified as financing cash inflows for the years ended December 31, 2012, 2011 and 2010, respectively, in the accompanying Consolidated Statements of Cash Flows relate to the exercise of stock options and issuance of shares under long-term incentive plans.

A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2012 related to share-based awards granted to employees under our long-term incentive plans is presented below:

dollars in thousands	Unrecognized Compensation Expense	Expected Weighted-average Recognition (Years)

Share-based Compensation
SOSARs [1]	$2,698	1.5
Performance shares	17,488	2.7
Total/weighted-average	$20,186	2.5

[1]	Stock-Only Stock Appreciation Rights (SOSARs)

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in thousands	2012	2011	2010

Employee Share-based Compensation Awards
Pretax compensation expense	$15,491	$17,537	$19,746
Income tax benefits	6,011	6,976	7,968

Part II	67

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

The carrying value of these obligations was $150,072,000 as of December 31, 2012 and $153,979,000 as of December 31, 2011. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations) see Note 17.

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

For additional information regarding pension and other postretirement benefits see Note 10.

Part II	68

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

When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2012, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3,940,000. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates, including key assumptions, for accruing environmental compliance costs; however, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

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

Under our self-insurance program, we aggregate certain claims and litigation costs that are reasonably predictable based on our historical loss experience and accrue losses, including future legal defense costs, based on actuarial studies. Certain claims and litigation costs, due to their unique nature, are not included in our actuarial studies. We use both internal and outside legal counsel to assess the probability of loss, and establish an accrual when the claims and litigation represent a probable loss and the cost can be reasonably estimated. For matters not included in our actuarial studies, legal defense costs are accrued when incurred. The following table outlines our self-insurance program at December 31:

dollars in thousands	2012	2011

Self-insurance Program
Self-insured liabilities (undiscounted)	$48,019	$46,178
Insured liabilities (undiscounted)	15,054	14,339
Discount rate	0.51%	0.65%
Amounts Recognized in Consolidated
Balance Sheets
Investments and long-term receivables	$14,822	$0
Other accrued liabilities	(17,260)	(13,046)
Other noncurrent liabilities	(44,902)	(32,089)
Net liabilities (discounted)	($47,340)	($45,135)

Estimated payments (undiscounted) under our self-insurance program for the five years subsequent to December 31, 2012 are as follows:

in thousands

Estimated Payments under Self-insurance Program
2013	$21,920
2014	12,910
2015	8,752
2016	5,547
2017	3,700

Part II	69

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. On a quarterly basis, we assess all positive and negative evidence to determine the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as:

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

Before a particular matter for which we have recorded a liability related to an unrecognized income tax benefit is audited and finally resolved, a number of years may elapse. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized income tax benefits is adequate. Favorable resolution of an unrecognized income tax benefit could be recognized as a reduction in our income tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized income tax benefit could increase the income tax provision and effective tax rate in the period of resolution.

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

Part II	70

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

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in thousands	2012	2011	2010
Weighted-average common shares outstanding	129,745	129,381	128,050
Dilutive effect of
Stock options/SOSARs	0	0	0
Other stock compensation plans	0	0	0
Weighted-average common shares outstanding, assuming dilution	129,745	129,381	128,050

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares for the years ended December 31 are as follows: 2012 — 617,000, 2011 — 304,000 and 2010 — 415,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in thousands	2012	2011	2010
Antidilutive common stock equivalents	4,762	5,845	5,827

NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

2012 — AMENDMENTS ON FAIR VALUE MEASUREMENT REQUIREMENTS As of and for the interim period ended March 31, 2012, we adopted Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) and improving their understandability. Some of the requirements clarify the Financial Accounting Standards Board’s (FASB’s) intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.

Part II	71

2012 — AMENDMENTS ON GOODWILL IMPAIRMENT TESTING As of and for the interim period ended March 31, 2012, we adopted ASU No. 2011-08, “Testing Goodwill for Impairment” which amends the goodwill impairment testing guidance in Accounting Standards Codification (ASC) 350-20, “Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing goodwill for impairment. The two-step impairment test would be required only if, on the basis of the qualitative factors, an entity determines that the fair value of the reporting unit is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revises the examples of events and circumstances that an entity should consider when determining if an interim goodwill impairment test is required. Our adoption of this standard had no impact on our financial position, results of operations or liquidity.

2011 — PRESENTATION OF OTHER COMPREHENSIVE INCOME As of the annual period ended December 31, 2011, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard eliminates the option to present components of other comprehensive income (OCI) as part of the statement of equity. The amendments in this standard require that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in the Consolidated Statement of Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. Our accompanying Consolidated Statements of Comprehensive Income conform to the presentation requirements of these standards.

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

ACCOUNTING STANDARDS PENDING ADOPTION

NEW DISCLOSURE REQUIREMENTS ON OFFSETTING ASSETS AND LIABILITIES In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial and derivative instruments. The scope of instruments covered under this ASU was further clarified in the January 2013 issuance of ASU 2013-01,“Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” These new disclosures are designed to facilitate comparisons between financial statements prepared under U.S. GAAP and those prepared under IFRS. These ASUs are effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. We will adopt these standards as of and for the interim period ending March 31, 2013. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

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

Part II	72

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

During 2012, we received payments totaling $11,369,000 under the 5CP earn-out related to performance during the year ended December 31, 2011. During 2011 and 2010, we received payments of $12,284,000 and $8,794,000, respectively, under the 5CP earn-out related to the respective years ended December 31, 2010 and December 31, 2009. Through December 31, 2012, we have received a total of $66,360,000 under the 5CP earn-out, a total of $33,259,000 in excess of the receivable recorded on the date of disposition.

We are liable for a cash transaction bonus payable to certain former key Chemicals employees based on prior year’s 5CP earn-out results. Payments for the transaction bonus were $1,137,000 in 2012, $1,228,000 in 2011 and $882,000 in 2010. We have paid a total of $3,768,000 of these transaction bonuses through December 31, 2012.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the years presented. Results from discontinued operations are as follows:

in thousands	2012	2011	2010

Discontinued Operations
Pretax earnings (loss)	($8,017)	($3,669)	$2,103
Gain on disposal, net of transaction bonus	10,232	11,056	7,912
Income tax provision	(882)	(2,910)	(3,962)
Earnings on discontinued operations, net of income taxes	$1,333	$4,477	$6,053

The 2012 pretax loss from discontinued operations of $8,017,000 was due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2011 pretax loss from discontinued operations of $3,669,000 includes a $7,575,000 pretax gain recognized on recovery from an insurer in lawsuits involving perchlorethylene (perc). This gain was offset by general and product liability costs, including legal defense costs, and environmental remediation costs. The 2010 pretax earnings from results of discontinued operations of $2,103,000 are due primarily to a $6,000,000 pretax gain recognized on recovery from an insurer in perc lawsuits. This gain was offset in part by general and product liability costs, including legal defense costs, and environmental remediation

Part II	73

costs associated with our former Chemicals business. All of these insurance recoveries and settlements represent a partial recovery of legal and settlement costs recognized in prior years.

NOTE 3: INVENTORIES

Inventories at December 31 are as follows:

in thousands	2012	2011

Inventories
Finished products [1]	$262,886	$260,732
Raw materials	27,758	23,819
Products in process	5,963	4,198
Operating supplies and other	38,415	38,908
Total	$335,022	$327,657

[1]	Includes inventories encumbered by the purchaser’s percentage of a volumetric production payment (see Note 19), as follows: December 31, 2012 — $8,726 thousand.

In addition to the inventory balances presented above, as of December 31, 2012 and December 31, 2011, we have $35,477,000 and $19,726,000, respectively, of inventory classified as long-term assets (Other noncurrent assets) as we do not expect to sell the inventory within one year. Inventories valued under the LIFO method total $267,591,000 at December 31, 2012 and $251,978,000 at December 31, 2011. During 2012, 2011 and 2010, inventory reductions resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on 2012 results was to decrease cost of goods sold by $1,124,000 and increase net earnings by $688,000. The effect of the LIFO liquidation on 2011 results was to decrease cost of goods sold by $1,288,000 and increase net earnings by $776,000. The effect of the LIFO liquidation on 2010 results was to decrease cost of goods sold by $2,956,000 and increase net earnings by $1,763,000.

Estimated current cost exceeded LIFO cost at December 31, 2012 and 2011 by $150,654,000 and $140,335,000, respectively. We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-effecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under the methods (substantially average cost) used prior to the adoption of the LIFO method, the approximate effect on net earnings would have been an increase of $5,990,000 in 2012, an increase of $10,050,000 in 2011 and a decrease of $3,890,000 in 2010.

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

in thousands	2012	2011

Property, Plant & Equipment
Land and land improvements	$2,120,999	$2,122,350
Buildings	149,575	163,178
Machinery and equipment	4,195,165	4,206,870
Leaseholds	10,546	9,238
Deferred asset retirement costs	129,397	136,289
Construction in progress	60,935	67,621
Total, gross	$6,666,617	$6,705,546
Less allowances for depreciation, depletion and amortization	3,507,432	3,287,367
Total, net	$3,159,185	$3,418,179

Part II	74

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in thousands	2012	2011	2010

Capitalized interest cost	$2,716	$2,675	$3,637
Total interest cost incurred before recognition of the capitalized amount	215,783	223,303	185,240

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

CASH FLOW HEDGES

We have used interest rate swap agreements designated as cash flow hedges to minimize the variability in cash flows of liabilities or forecasted transactions caused by fluctuations in interest rates. In December 2007, we issued $325,000,000 of floating-rate notes due in 2010 that bore interest at 3-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum. Concurrently, we entered into a 3-year interest rate swap agreement in the stated amount of $325,000,000. Under this agreement, we paid a fixed interest rate of 5.25% and received 3-month LIBOR plus 1.25% per annum. Concurrent with each quarterly interest payment, the portion of this swap related to that interest payment was settled and the associated realized gain or loss was recognized. This swap agreement terminated December 15, 2010, coinciding with the maturity of the notes. For the year ended December 31, 2010, $12,075,000 of the pretax loss in AOCI was reclassified to earnings in conjunction with the retirement of the related debt.

During 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts in AOCI are being amortized to interest expense over the term of the related debt. For the 12-month period ending December 31, 2013, we estimate that $5,157,000 of the pretax loss in AOCI will be reclassified to earnings.

The effects of changes in the fair values of derivatives designated as cash flow hedges on the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 are as follows:

in thousands	Location on Statement	2012	2011	2010
Cash Flow Hedges
Loss recognized in OCI (effective portion)	OCI	$0	$0	($882)
Loss reclassified from AOCI (effective portion)	Interest expense	(6,314)	(11,657)	(19,619)

Part II	75

FAIR VALUE HEDGES

We have used interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 forward component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method. This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income as follows:

in thousands	2012	2011	2010

Deferred Gain on Settlement
Amortized to earnings as a reduction to interest expense	$4,052	$1,291	$0

Part II	76

NOTE 6: DEBT

Debt at December 31 is summarized as follows:

in thousands	2012	2011

Long-term Debt

Bank line of credit	$0	$0

5.60% notes due 2012 [1]	0	134,508

6.30% notes due 2013 [2]	140,413	140,352

10.125% notes due 2015 [3]	152,718	153,464

6.50% notes due 2016 [4]	515,060	518,293

6.40% notes due 2017 [5]	349,888	349,869

7.00% notes due 2018 [6]	399,731	399,693

10.375% notes due 2018 [7]	248,676	248,526

7.50% notes due 2021 [8]	600,000	600,000

7.15% notes due 2037 [9]	239,553	239,545

Medium-term notes	16,000	16,000

Industrial revenue bonds	14,000	14,000

Other notes	964	1,189
Total long-term debt including current maturities	$2,677,003	$2,815,439
Less current maturities	150,602	134,762
Total long-term debt	$2,526,401	$2,680,677
Estimated fair value of long-term debt	$2,766,835	$2,796,504

[1]	Includes decreases for unamortized discounts, as follows: December 31, 2011 — $49 thousand.

[2]	Includes decreases for unamortized discounts, as follows: December 31, 2012 — $30 thousand and December 31, 2011 — $92 thousand. The effective interest rate for these notes is 7.48%.

[3]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: December 31, 2012 — $2,983 thousand and December 31, 2011 — $3,802 thousand. Additionally, includes decreases for unamortized discounts, as follows: December 31, 2012 — $265 thousand and December 31, 2011 — $338 thousand. The effective interest rate for these notes is 9.59%.

[4]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: December 31, 2012 — $15,060 thousand and December 31, 2011 — $18,293 thousand. The effective interest rate for these notes is 6.02%.

[5]	Includes decreases for unamortized discounts, as follows: December 31, 2012 — $112 thousand and December 31, 2011 — $131 thousand. The effective interest rate for these notes is 7.41%.

[6]	Includes decreases for unamortized discounts, as follows: December 31, 2012 — $269 thousand and December 31, 2011 — $307 thousand. The effective interest rate for these notes is 7.87%.

[7]	Includes decreases for unamortized discounts, as follows: December 31, 2012 — $1,324 thousand and December 31, 2011 — $1,474 thousand. The effective interest rate for these notes is 10.62%.

[8]	The effective interest rate for these notes is 7.75%.

[9]	Includes decreases for unamortized discounts, as follows: December 31, 2012 — $635 thousand and December 31, 2011 — $643 thousand. The effective interest rate for these notes is 8.05%.

Our long-term debt is presented in the table above net of unamortized discounts from par and unamortized deferred gains realized upon settlement of interest rate swaps. Discounts, deferred gains and debt issuance costs are being amortized using the effective interest method over the respective terms of the notes.

The estimated fair value of long-term debt presented in the table above was determined by averaging the asking price quotes for the notes. The fair value estimates were based on Level 2 information (as defined in Note 1, caption Fair Value Measurements) available to us as of the respective balance sheet dates. Although we are not aware of any factors that

Part II	77

would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

Scheduled debt payments during 2012 included $134,557,000 in November to retire the remaining portion of the 5.60% notes, and payments under various immaterial notes that either matured at various dates or required monthly payments.

Scheduled debt payments during 2011 included $5,000,000 in November to retire a portion of the medium-term notes, and payments under various immaterial notes that either matured at various dates or required monthly payments.

In December 2011, we entered into a new $600,000,000 bank line of credit (the line of credit). The line of credit expires on December 15, 2016 and is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $600,000,000 at any point in time.

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.75% to 2.25% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. As of December 31, 2012, the applicable margin for LIBOR based borrowing was 1.75%.

In June 2011, we issued $1,100,000,000 of long-term notes in two series, as follows: $500,000,000 of 6.50% notes due in 2016 and $600,000,000 of 7.50% notes due in 2021. These notes were issued principally to:

¡	repay and terminate our $450,000,000 floating-rate term loan due in 2015

¡	fund the purchase through a tender offer of $165,443,000 of our outstanding 5.60% notes due in 2012 and $109,556,000 of our outstanding 6.30% notes due in 2013

¡	repay $275,000,000 outstanding under our revolving credit facility, and

¡	for general corporate purposes

The terminated $450,000,000 floating-rate term loan due in 2015 was established in July 2010 in order to repay the $100,000,000 outstanding balance of our floating-rate term loan due in 2011 and all outstanding commercial paper. Unamortized deferred financing costs of $2,423,000 were recognized in June 2011 as a component of interest expense upon the termination of this floating-rate term loan.

The June 2011 purchases of the 5.60% and 6.30% notes cost $294,533,000, including a $19,534,000 premium above the $274,999,000 face value of the notes. This premium primarily reflects the trading price of the notes at the time of purchase relative to par value. Additionally, $4,711,000 of expense associated with a proportional amount of unamortized discounts, deferred financing costs and amounts accumulated in OCI was recognized in 2011 upon the partial termination of the notes. The combined expense of $24,245,000 was recognized as a component of interest expense for the year 2011.

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

In December 2007, we issued $1,225,000,000 of long-term notes in four series, as follows: $325,000,000 of floating-rate notes due in 2010, $300,000,000 of 5.60% notes due in 2012, $350,000,000 of 6.40% notes due in 2017 and $250,000,000 of 7.15% notes due in 2037. The floating-rate notes were paid in December 2010 as scheduled. The 5.60% notes due in 2012 were partially terminated in June 2011 with a tender offer as described above.

During 1991, we issued $81,000,000 of medium-term notes ranging in maturity from 3 to 30 years, with interest rates from 7.59% to 8.85%. The $16,000,000 in medium-term notes outstanding as of December 31, 2012 has a weighted-average maturity of 3.3 years with a weighted-average interest rate of 8.79%.

The industrial revenue bonds were assumed in November 2007 with the acquisition of Florida Rock. These variable-rate tax-exempt bonds were to have matured as follows: $2,250,000 in June 2012, $1,300,000 in January 2021 and $14,000,000

Part II	78

in November 2022. The first two bond maturities were collateralized by certain property, plant & equipment and were prepaid in September 2010. The remaining $14,000,000 of bonds is backed by a standby letter of credit.

Other notes of $964,000 as of December 31, 2012 were issued at various times to acquire land or businesses or were assumed in business acquisitions.

The total scheduled (principal and interest) debt payments, excluding any draws, if any, on the line of credit, for the five years subsequent to December 31, 2012 are as follows:

in thousands	Total	Principal	Interest

Debt Payments (excluding the line of credit)
2013	$342,050	$150,602	$191,448
2014	187,063	170	186,893
2015	337,019	150,137	186,882
2016	671,817	500,130	171,687
2017	489,317	350,138	139,179

The line of credit contains limitations on liens, indebtedness, guarantees, acquisitions and divestitures, and certain restricted payments. Restricted payments include dividends to our shareholders. There is no dollar limit or percent of retained earnings limit on restricted payments. However, we must have cash and borrowing capacity, after the restricted payment is made, of at least $180,000,000 (or $120,000,000 if our fixed charge coverage ratio is above 1.00:1.00). The minimum fixed charge coverage ratio that is applicable only if usage exceeds 90% of the lesser of $600,000,000 and the borrowing capacity derived from the sum of eligible accounts receivable and inventory.

NOTE 7: OPERATING LEASES

Rental expense from continuing operations under nonmineral operating leases for the years ended December 31, exclusive of rental payments made under leases of one month or less, is summarized as follows:

in thousands	2012	2011	2010

Operating Leases
Minimum rentals	$36,951	$34,701	$33,573
Contingent rentals (based principally on usage)	32,705	29,882	27,418
Total	$69,656	$64,583	$60,991

Future minimum operating lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases, as of December 31, 2012 are payable as follows:

in thousands

Future Minimum Operating Lease Payments
2013	$26,735
2014	24,769
2015	21,069
2016	19,590
2017	17,725
Thereafter	137,978
Total	$247,866

Lease agreements frequently include renewal options and require that we pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements.

Part II	79

NOTE 8: ACCRUED ENVIRONMENTAL

REMEDIATION COSTS

Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (primarily measured on an undiscounted basis) as follows:

in thousands	2012	2011

Accrued Environmental Remediation Costs
Continuing operations	$5,666	$6,335
Retained from former Chemicals business	5,792	5,652
Total	$11,458	$11,987

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $7,299,000 at December 31, 2012 and $6,327,000 at December 31, 2011. The short-term portion of these accruals is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, Tarmac, and CalMat facilities acquired in 2007, 2000 and 1999, respectively. The balances noted above for Chemicals relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business.

NOTE 9: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes are as follows:

in thousands	2012	2011	2010

Earnings (Loss) from Continuing Operations before Income Taxes
Domestic	($134,929)	($169,758)	($213,598)
Foreign	14,511	16,020	21,392
Total	($120,418)	($153,738)	($192,206)

Provision for (benefit from) income taxes from continuing operations consists of the following:
in thousands	2012	2011	2010

Provision for (Benefit from) Income Taxes from Continuing Operations Current
Federal	($5,631)	$4,424	($46,671)
State and local	5,271	5,482	3,909
Foreign	2,273	4,412	4,957
Total	1,913	14,318	(37,805)

Deferred
Federal	(58,497)	(76,558)	(52,344)
State and local	(8,464)	(15,397)	1,422
Foreign	(1,444)	(846)	(936)
Total	(68,405)	(92,801)	(51,858)
Total benefit	($66,492)	($78,483)	($89,663)

Part II	80

The benefit from income taxes differs from the amount computed by applying the federal statutory income tax rate to losses from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

dollars in thousands	2012		2011		2010
Income tax benefit at the federal statutory tax rate of 35%	($42,146)	35.0%	($53,809)	35.0%	($67,272)	35.0%

Provision for (Benefit from) Income Tax Differences
Statutory depletion	(19,608)	16.3%	(18,931)	12.3%	(20,301)	10.6%
State and local income taxes, net of federal income tax benefit	(2,076)	1.7%	(6,445)	4.2%	3,465	-1.8%
Fair market value over tax basis of charitable contributions	(2,007)	1.7%	0	0.0%	(3,223)	1.7%
Undistributed foreign earnings	0	0.0%	(2,553)	1.7%	(3,331)	1.7%
Prior year true up adjustments	(657)	0.5%	3,115	-2.1%	(1,095)	0.6%
Other, net	2	0.0%	140	-0.1%	2,094	-1.2%
Total income tax benefit	($66,492)	55.2%	($78,483)	51.0%	($89,663)	46.6%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in thousands	2012	2011
Deferred Tax Assets Related to
Pensions	$84,869	$58,193
Other postretirement benefits	44,030	52,433
Accruals for asset retirement obligations and environmental accruals	40,202	37,145
Accounts receivable, principally allowance for doubtful accounts	1,910	2,194
Deferred compensation, vacation pay and incentives	102,048	97,741
Interest rate swaps	19,585	22,273
Self-insurance reserves	18,165	16,467
Inventory	8,011	6,984
Federal net operating loss carryforwards	57,679	48,496
State net operating loss carryforwards	45,929	36,912
Valuation allowance on state net operating loss carryforwards	(38,837)	(29,757)
Foreign tax credit carryforwards	22,409	22,395
Alternative minimum tax credit carryforwards	15,711	10,724
Charitable contribution carryforwards	9,953	9,523
Other	20,561	18,619
Total deferred tax assets	452,225	410,342

Deferred Tax Liabilities Related to
Fixed assets	$754,697	$799,632
Intangible assets	295,429	286,317
Other	18,770	13,889
Total deferred tax liabilities	1,068,896	1,099,838
Net deferred tax liability	$616,671	$689,496

Part II	81

The above amounts are reflected in the accompanying Consolidated Balance Sheets as of December 31 as follows:

in thousands	2012	2011
Deferred Income Taxes
Current assets	($40,696)	($43,032)
Noncurrent liabilities	657,367	732,528
Net deferred tax liability	$616,671	$689,496

We have definite-lived deferred tax assets related to carryforwards at December 31, 2012 as follows:

in thousands	Deferred Tax Asset	Valuation Allowance	Expiration

Federal net operating loss carryforwards	$57,679	$0	2027 - 2032
State net operating loss carryforwards	45,929	38,837	2014 - 2032
Foreign tax credit carryforwards	22,409	0	2018 - 2021
Charitable contribution carryforwards	9,953	0	2014 - 2017

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

At each reporting date, we consider both positive and negative evidence that could impact our view with regard to the future realization of deferred tax assets. At December 31, 2012, negative evidence exists by the fact that we are in a cumulative loss position. This negative evidence is weighed against the positive evidence created by the future taxable income originating from reversing existing taxable temporary differences, our historically profitable foreign operations, and tax-planning actions and strategies. We have determined that the positive evidence outweighs the negative evidence, and therefore, conclude that it is more-likely-than-not that we will realize the benefit of all of our deferred tax assets related to deductible temporary differences and federal net operating loss, foreign tax credit and charitable contribution carryforwards.

At December 31, 2012, we had a valuation allowance of $38,837,000 against our state net operating loss carryforwards of $45,929,000. This conclusion regarding the valuation allowance is supported by the following negative evidence:

¡	required filing groups in many states are different from the federal filing group

¡	we no longer file in certain states for which we have net operating losses carryforwards

¡	certain states have short carryforward periods or limitations on the usage of a net operating loss

The amount of our deferred tax assets considered realizable could be adjusted if estimates of future taxable income increase or decrease during the carryforward period.

As of December 31, 2012, income tax receivables of $1,500,000 are included in accounts and notes receivable in the accompanying Consolidated Balance Sheet. These receivables relate to prior year state overpayments that we have requested to be refunded. There were similar receivables of $3,000,000 as of December 31, 2011.

Part II	82

Uncertain tax positions and the resulting unrecognized income tax benefits are discussed in our accounting policy for income taxes (see Note 1, caption Income Taxes). Changes in unrecognized income tax benefits for the years ended December 31, are as follows:

in thousands	2012	2011	2010

Unrecognized income tax benefits as of January 1	$13,488	$28,075	$20,974

Increases for tax positions related to
Prior years	0	389	14,685
Current year	1,356	913	1,447

Decreases for tax positions related to
Prior years	(43)	(411)	(8,028)

Settlements with taxing authorities	(1,456)	(15,402)	0
Expiration of applicable statute of limitations	205	(76)	(1,003)

Unrecognized income tax benefits as of December 31	$13,550	$13,488	$28,075

We classify interest and penalties recognized on the liability for unrecognized income tax benefits as income tax expense. Interest and penalties recognized as income tax expense were $218,000 in 2012, $492,000 in 2011 and $1,525,000 in 2010. The balance of accrued interest and penalties included in our liability for unrecognized income tax benefits as of December 31 was $2,820,000 in 2012, $2,602,000 in 2011 and $4,496,000 in 2010.

Our unrecognized income tax benefits at December 31 in the table above include $9,170,000 in 2012, $9,205,000 in 2011 and $12,038,000 in 2010 that would affect the effective tax rate if recognized.

We are routinely examined by various taxing authorities. By mutual agreement between Vulcan and the IRS, we have extended the statutes of limitations for two examinations of our federal tax returns. The U.S. federal statutes of limitations for both 2006 and 2007 were extended to September 30, 2013. The U.S. federal statutes of limitations for both 2008 and 2009 were extended to April 15, 2014. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in U.S. federal, various state and foreign jurisdictions. Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years prior to 2006.

As of December 31, 2011, we did not recognize deferred income taxes on $56,000,000 of accumulated undistributed earnings from one of our foreign subsidiaries. At that time, we considered such earnings to be indefinitely reinvested. If we were to distribute these earnings in the form of dividends, the distribution would be subject to U.S. income taxes resulting in $19,600,000 of previously unrecognized deferred income taxes. Beginning January 1, 2012, we removed our indefinite reinvestment assertion on future earnings of this foreign subsidiary and recorded deferred income taxes on its 2012 earnings.

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

In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. The projected benefit obligation presented in the table below includes $92,322,000 and $83,025,000, respectively, related to these plans for 2012 and 2011.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2012	2011

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$867,374	$761,384
Service cost	22,349	20,762
Interest cost	43,194	42,383
Plan amendment [1]	1,286	0
Actuarial loss	96,222	81,699
Benefits paid	(39,087)	(38,854)
Projected benefit obligation at end of year	$991,338	$867,374

Change in Plan Assets
Fair value of assets at beginning of year	$636,648	$630,303
Actual return on plan assets	81,021	40,293
Employer contribution	4,509	4,906
Benefits paid	(39,087)	(38,854)
Fair value of assets at end of year	$683,091	$636,648
Funded status	($308,247)	($230,726)
Net amount recognized	($308,247)	($230,726)

Amounts Recognized in the Consolidated
Balance Sheets
Current liabilities	($5,211)	($4,880)
Noncurrent liabilities	(303,036)	(225,846)
Net amount recognized	($308,247)	($230,726)

Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$325,807	$281,352
Prior service cost	1,609	597
Total amount recognized	$327,416	$281,949

[1]	An amendment to the salaried plan was necessary to maintain compliance with required discrimination testing.

The accumulated benefit obligation and the projected benefit obligation exceeded plan assets for all of our defined benefit plans at December 31, 2012 and 2011.

Part II	84

The accumulated benefit obligation for all of our defined benefit pension plans totaled $928,059,000 (unfunded, nonqualified plans of $88,643,000) at December 31, 2012 and $812,346,000 (unfunded, nonqualified plans of $76,795,000) at December 31, 2011.

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

dollars in thousands	2012	2011	2010

Components of Net Periodic Pension Benefit Cost
Service cost	$22,349	$20,762	$19,217
Interest cost	43,194	42,383	41,621
Expected return on plan assets	(48,780)	(49,480)	(50,122)
Amortization of prior service cost	274	340	460
Amortization of actuarial loss	19,526	11,670	5,752
Net periodic pension benefit cost	$36,563	$25,675	$16,928

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$63,981	$90,886	($17,413)
Prior service cost	1,286	0	0
Reclassification of actuarial loss to net periodic pension benefit cost	(19,526)	(11,670)	(5,752)
Reclassification of prior service cost to net periodic pension benefit cost	(274)	(340)	(460)
Amount recognized in other comprehensive income	$45,467	$78,876	($23,625)
Amount recognized in net periodic pension benefit cost and other comprehensive income	$82,030	$104,551	($6,697)

Assumptions
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.96%	5.49%	5.92%
Expected return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase
(for salary-related plans)	3.50%	3.50%	3.40%

Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	4.19%	4.96%	5.49%
Rate of compensation increase (for salary-related plans)	3.50%	3.50%	3.50%

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost during 2013 are $26,216,000 and $380,000, respectively.

Assumptions regarding our expected return on plan assets are based primarily on judgments made by us and the Finance Committee of our Board. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors, and the opinions of market professionals. We base our expected return on long-term investment expectations. The expected return on plan assets used to determine 2012 pension benefit cost was 8.0%.

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

The fair values of our pension plan assets at December 31, 2012 and 2011 by asset category are as follows:

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2012

in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total

Asset Category
Debt securities	$0	$155,874	$0	$155,874
Investment funds
Commodity funds	0	27,906	0	27,906
Equity funds	4,503	388,499	0	393,002
Short-term funds	8,298	0	0	8,298
Venture capital and partnerships	0	0	98,011	98,011
Total pension plan assets	$12,801	$572,279	$98,011	$683,091

1 See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2011

in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total

Asset Category
Debt securities	$0	$152,240	$0	$152,240
Investment funds
Commodity funds	0	26,498	0	26,498
Equity funds	884	346,632	0	347,516
Short-term funds	3,593	0	0	3,593
Venture capital and partnerships	0	0	106,801	106,801
Total pension plan assets	$4,477	$525,370	$106,801	$636,648

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

During 2010, the court-appointed receiver released $6,555,000 as a partial distribution and the Master Pension Trust received a $15,000,000 insurance settlement related to our WCM loss. In April 2011, the court-appointed receiver released an additional $22,041,000 to our Master Pension Trust. This recovery resulted in the recognition of a $10,814,000 return on plan assets (net of the $11,227,000 remaining WCM investment). Future recoveries, if any, are expected to be limited.

Part II	86

At each measurement date, we estimate the fair value of our pension assets using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our pension assets. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of our pension assets. The following describes the types of investments included in each asset category listed in the table above and the valuation techniques we used to determine the fair values as of December 31, 2012.

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

A reconciliation of the fair value measurements of our pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31 is presented below:

FAIR VALUE MEASUREMENTS

USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)

in thousands	Debt Securities	Venture Capital and Partnerships	Total
Balance at December 31, 2010	$308	$96,244	$96,552
Actual return on plan assets
Relating to assets still held at December 31, 2011	0	13,696	13,696
Relating to assets sold during the year ended December 31, 2011	0	0	0
Purchases, sales and settlements, net	0	(3,139)	(3,139)
Transfers in (out) of Level 3	(308)	0	(308)
Balance at December 31, 2011	$0	$106,801	$106,801
Actual return on plan assets
Relating to assets still held at December 31, 2012	0	(6,858)	(6,858)
Relating to assets sold during the year ended December 31, 2012	0	0	0
Purchases, sales and settlements, net	0	15,356	15,356
Transfers in (out) of Level 3	0	(17,288)	(17,288)
Balance at December 31, 2012	$0	$98,011	$98,011

Total employer contributions for the pension plans are presented below:

in thousands	Pension

Employer Contributions
2010	$78,359
2011	4,906
2012	4,509
2013 (estimated)	5,200

We contributed $72,500,000 in March 2010 ($18,636,000 in cash and $53,864,000 in stock — 1,190,000 shares valued at $45.26 per share) and an additional $1,300,000 in July 2010 to our qualified pension plans for the 2009 plan year. We do not anticipate contributions will be required to fund the qualified plans during 2013. In addition to the contributions to our qualified pension plans, we made $4,509,000, $4,906,000 and $4,559,000 of benefit payments for our nonqualified plans during 2012, 2011 and 2010, respectively, and expect to make payments of $5,200,000 during 2013 for our nonqualified plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Pension
Estimated Future Benefit Payments
2013	$42,335
2014	51,155
2015	49,066
2016	50,515
2017	51,709
2018-2022	284,836

Part II	88

We contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. Multiemployer plans are managed by boards of trustees on which management and labor have equal representation. However, in most cases, management is not directly represented. The risks of participating in multiemployer plans differ from single employer plans as follows:

¡	assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers

¡	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers

¡	if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status [1]		FIP/RP Status Pending/		Vulcan Contributions in thousands			Surcharge	Expiration Date/Range of CBAs
		2012	2011	Implemented		2012	2011	2010	Imposed
A	36-6042061-001	red	orange	no		$147	$162	$176	no	5/31/2013
										5/31/2015 -
B	36-6052390-001	green	green	no		418	408	494	no	1/31/2016

										5/31/2013 -
C	36-6044243-001	red	red	no		302	276	267	no	1/31/2016

D	51-6031295-002	green	green	no		64	52	49	no	3/31/2014

E	94-6277608-001	yellow	yellow	yes		232	177	176	no	7/15/2013

										7/31/2014 -
F	52-6074345-001	red	red	yes		887	840	825	no	1/31/2016

G	51-6067400-001	green	green	no		211	166	181	no	4/30/2014

H	36-6140097-001	green	green	no		1,392	1,543	1,566	no	4/30/2014

										7/15/2013 -
I	94-6090764-001	orange	orange	yes		2,082	1,737	1,576	no	9/17/2013

J	95-6032478-001	red	red	yes		391	313	243	no	9/30/2015

K	36-6155778-001	red	red	no		216	198	195	no	4/30/2013

L [2]	51-6051034-001	yellow	green		[2]	0	24	54	[2]	[2]

										7/15/2013 -

M	91-6145047-001	green	green	no		885	882	764	no	4/8/2017
Total contributions						$7,227	$6,778	$6,566

A Automobile Mechanics Local No. 701 Pension Fund	H Midwest Operating Engineers Pension Trust Fund
B Central Pension Fund of the IUOE and Participating Employers	I Operating Engineers Trust Funds - Local 3
C Central States Southeast and Southwest Areas Pension Plan	J Operating Engineers Pension Trust Funds - Local 12
D IAM National Pension Fund	K Suburban Teamsters of Northern Illinois Pension Plan
E Laborers Trust Funds for Northern California	L Teamsters Union No 142 Pension Trust Fund
F LIUNA National Industrial Pension Fund	M Western Conference of Teamsters Pension Trust Fund
G Local 786 Building Material Pension Trust
EIN Employer Identification Number
FIP Funding Improvement Plan
RP Rehabilitation Plan
CBA Collective Bargaining Agreement

[1]	The Pension Protection Act of 2006 defines the zone status as follows: green - healthy, yellow - endangered, orange - seriously endangered and red - critical.

[2]	All employees covered under this plan were located at operations divested on 9/30/2011.

Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in the three years ended December 31, 2012, 2011 and 2010. Additionally, our contributions to multiemployer postretirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.

Part II	89

As of December 31, 2012, a total of 20% of our domestic hourly labor force was covered by collective bargaining agreements. Of such employees covered by collective bargaining agreements, 19% were covered by agreements that expire in 2013. We also employed 235 union employees in Mexico who are covered by a collective bargaining agreement that will expire in 2013. None of our union employees in Mexico participate in multiemployer pension plans.

In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2012 and 2011. The accrued costs for the supplemental retirement plan were $1,243,000 at December 31, 2012 and $1,293,000 at December 31, 2011.

POSTRETIREMENT PLANS

In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. In the fourth quarter of 2012, we amended our postretirement healthcare plan to cap our portion of the medical coverage cost at the 2015 level. Effective July 15, 2007, we amended our salaried postretirement healthcare coverage to increase the eligibility age for early retirement coverage to age 62, unless certain grandfathering provisions were met. Substantially all our salaried employees and where applicable, hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, Company-provided healthcare benefits terminate when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2012	2011

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$134,926	$133,717
Service cost	4,409	4,789
Interest cost	5,851	6,450
Plan amendments	(38,414)	0
Actuarial (gain) loss	13,562	(2,854)
Benefits paid	(6,834)	(7,176)
Projected benefit obligation at end of year	$113,500	$134,926

Change in Plan Assets
Fair value of assets at beginning of year	$0	$0
Actual return on plan assets	0	0
Fair value of assets at end of year	$0	$0
Funded status	($113,500)	($134,926)
Net amount recognized	($113,500)	($134,926)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	($10,366)	($9,966)
Noncurrent liabilities	(103,134)	(124,960)
Net amount recognized	($113,500)	($134,926)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$38,221	$26,006
Prior service credit	(41,182)	(4,141)
Total amount recognized	($2,961)	$21,865

Part II	90

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in thousands	2012	2011	2010

Components of Net Periodic Postretirement Benefit Cost
Service cost	$4,409	$4,789	$4,265
Interest cost	5,851	6,450	6,651
Amortization of prior service credit	(1,372)	(674)	(728)
Amortization of actuarial loss	1,346	1,149	887
Net periodic postretirement benefit cost	$10,234	$11,714	$11,075

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$13,562	($2,853)	$11,730
Prior service credit	(38,414)	0	0
Reclassification of actuarial loss to net periodic postretirement benefit cost	(1,346)	(1,149)	(887)
Reclassification of prior service credit to net periodic postretirement benefit cost	1,372	674	728
Amount recognized in other comprehensive income	($24,826)	($3,328)	$11,571
Amount recognized in net periodic postretirement benefit cost and other comprehensive income	($14,592)	$8,386	$22,646

Assumptions Assumed Healthcare Cost Trend Rates at December 31
Healthcare cost trend rate assumed for next year	8.00%	7.50%	8.00%
Rate to which the cost trend rate gradually declines	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to maintain	2019	2017	2017

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.60%	4.95%	5.45%

Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	3.30%	4.60%	4.95%

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during 2013 are $2,331,000 and ($4,863,000), respectively.

Part II	91

Total employer contributions for the postretirement plans are presented below:

in thousands	Postretirement

Employer Contributions
2010	$7,242
2011	7,176
2012	6,834
2013 (estimated)	10,366

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Postretirement

Estimated Future Benefit Payments
2013	$10,366
2014	10,807
2015	11,101
2016	11,050
2017	10,719
2018–2022	47,491

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in thousands	Postretirement

Participants Contributions
2010	$1,829
2011	1,933
2012	1,901

PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS

Each year we review our assumptions about the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2012, the discount rates for our various plans ranged from 3.05% to 4.35%.

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2012, the expected return on plan assets was reduced to 7.5% from the 8.0% used to determine the 2012 expense.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2012, our projected weighted-average rate of compensation remained at 3.5%.

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2012, our assumed rate of increase in the per capita cost of covered healthcare benefits was increased to 8.0% for 2013, decreasing each year until reaching 5.0% in 2019 and remaining level thereafter.

Part II	92

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

in thousands	One-percentage-point Increase	One-percentage-point Decrease

Effect on total of service and interest cost	$192	($186)
Effect on postretirement benefit obligation	3,274	(3,149)

DEFINED CONTRIBUTION PLANS

We sponsor three defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. As stated above, effective July 15, 2007, we amended our defined benefit pension plans and our defined contribution 401(k) plans to no longer accept new participants. Existing participants continue to accrue benefits under these plans. Salaried and nonunion hourly employees hired on or after July 15, 2007 are eligible for a single defined contribution 401(k)/Profit-Sharing plan. Expense recognized in connection with these plans totaled $18,460,000 in 2012, $16,057,000 in 2011 and $15,273,000 in 2010.

NOTE 11: INCENTIVE PLANS

SHARE-BASED COMPENSATION PLANS

Our 2006 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 11,900,000.

PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of target. For awards granted prior to 2010, 50% of the payment is based upon our Total Shareholder Return (TSR) performance relative to the TSR performance of the S&P 500®. The remaining 50% of the payment is based upon the achievement of established internal financial performance targets. For awards granted after 2009, the payment is based solely upon our relative TSR performance. Awards granted prior to 2011 vest on December 31 of the third year after date of grant. Awards granted in 2011 and beyond vest on December 31 of the fourth year after date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to these awards amounted to $12,151,000 in 2012, $8,879,000 in 2011 and $7,562,000 in 2010.

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2012:

	Target Number of Shares	Weighted-average Grant Date Fair Value
Performance Shares
Nonvested at January 1, 2012	607,539	$39.73
Granted	479,560	$46.22
Vested	(214,159)	$40.34
Canceled/forfeited	(36,574)	$41.64
Nonvested at December 31, 2012	836,366	$43.21

During 2011 and 2010, the weighted-average grant date fair value of performance shares granted was $39.38 and $40.34, respectively.

Part II	93

The aggregate values for distributed performance share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed performance shares for the years ended December 31 are as follows:

in thousands	2012	2011	2010
Aggregate value of distributed performance shares	$493	$2,548	$2,981

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

	2012 [1]	2011	2010

SOSARs
Fair value	N/A	$10.51	$12.05
Risk-free interest rate	N/A	2.27%	3.15%
Dividend yield	N/A	1.95%	2.00%
Volatility	N/A	31.57%	27.58%
Expected term	N/A	7.75 years	7.50 years

1 No SOSARS were granted in 2012.

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

A summary of our stock option/SOSAR activity as of December 31, 2012 and changes during the year are presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Stock Options/SOSARs
Outstanding at January 1, 2012	6,641,847	$54.69
Granted	0	$0.00
Exercised	(505,432)	$34.01
Forfeited or expired	(745,808)	$46.69
Outstanding at December 31, 2012	5,390,607	$57.73	4.59	$22,047
Vested and expected to vest	5,365,068	$57.84	4.57	$21,632
Exercisable at December 31, 2012	4,853,258	$59.77	4.22	$15,503

Part II	94

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options/SOSARs) that would have been received by the option holders had all options/SOSARs been exercised on December 31, 2012. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options/SOSARs exercised for the years ended December 31 are as follows:

in thousands	2012	2011	2010
Aggregate intrinsic value of options/ SOSARs exercised	$5,674	$164	$1,830

To the extent the tax deductions exceed compensation cost recorded, the tax benefit is reflected as a component of equity in our Consolidated Balance Sheets. The following table presents cash and stock consideration received and tax benefit realized from stock option/SOSAR exercises and compensation cost recorded referable to stock options/SOSARs for the years ended December 31:

in thousands	2012	2011	2010

Stock Options/SOSARs
Cash and stock consideration received from exercises	$15,787	$3,596	$20,502
Tax benefit from exercises	2,202	66	733
Compensation cost	2,966	7,968	11,288

CASH-BASED COMPENSATION PLANS

We have incentive plans under which cash awards may be made annually to officers and key employees. Expense provisions referable to these plans amounted to $16,118,000 in 2012, $6,938,000 in 2011 and $5,080,000 in 2010.

NOTE 12: COMMITMENTS AND

CONTINGENCIES

We have commitments in the form of unconditional purchase obligations as of December 31, 2012. These include commitments for the purchase of property, plant & equipment of $3,880,000 and commitments for noncapital purchases of $50,582,000. These commitments are due as follows:

in thousands	Unconditional Purchase Obligations

Property, Plant & Equipment
2013	$3,880
Thereafter	0
Total	$3,880

Noncapital
2013	$15,432
2014–2015	20,062
2016–2017	6,363
Thereafter	8,725
Total	$50,582

Expenditures under the noncapital purchase commitments totaled $83,599,000 in 2012, $89,407,000 in 2011 and $111,142,000 in 2010.

Part II	95

We have commitments in the form of minimum royalties under mineral leases as of December 31, 2012 in the amount of $222,230,000, due as follows:

in thousands	Mineral Leases

Mineral Royalties
2013	$24,693
2014–2015	39,544
2016–2017	25,138
Thereafter	132,855
Total	$222,230

Expenditures for mineral royalties under mineral leases totaled $46,007,000 in 2012, $45,690,000 in 2011 and $43,111,000 in 2010.

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 19. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue such letters of credit to back our obligations to pay or perform when required to do so according to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Our standby letters of credit as of December 31, 2012 are summarized by purpose in the table below:

in thousands

Standby Letters of Credit
Risk management insurance	$35,110
Industrial revenue bond	14,230
Reclamation/restoration requirements	7,862
Other	100
Total	$57,302

Since banks consider standby letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are automatically renewed unless canceled with the approval of the beneficiary. All $57,302,000 of our outstanding standby letters of credit as of December 31, 2012 are backed by our $600,000,000 bank line of credit which expires December 15, 2016.

As described in Note 2, we may be required to make cash payments in the form of a transaction bonus to certain key former Chemicals employees. The transaction bonus is contingent upon the amount received under the 5CP earn-out agreement entered into in connection with the sale of the Chemicals business. Amounts due are payable annually based on the prior year’s results. Based on the cumulative receipts from the earn-out, we paid $1,137,000 in transaction bonuses during 2012. Future expense, if any, is dependent upon our receiving sufficient cash receipts under the 5CP earn-out and will be accrued in the period the earn-out income is recognized.

As described in Note 9, our liability for unrecognized income tax benefits is $13,550,000 as of December 31, 2012.

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

Part II	96

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

In addition to these lawsuits in which we are involved in the ordinary course of business, certain other material legal proceedings are specifically described below. At this time, we cannot determine the likelihood or reasonably estimate a range of loss pertaining to these matters.

SHAREHOLDER LITIGATION

¡	IRELAND LITIGATION — On May 25, 2012, a shareholder lawsuit was filed in state court in Jefferson County, Alabama, styled Glenn Ireland II, and William C. Ireland, Jr., derivatively on behalf of Vulcan Materials Company v. Donald M. James, et al., Case No. CV-2012-901655. The lawsuit was amended to add the Charles Byron Ireland Trust as a plaintiff. This lawsuit is brought as a derivative action against the current Board of Directors and two former directors. It makes claims of breaches of fiduciary duty and mismanagement by the defendants based primarily upon (i) Vulcan’s merger with Florida Rock, (ii) the compensation of the CEO of Vulcan, and (iii) the Martin Marietta hostile takeover bid. The Company and its directors believe the lawsuit is meritless. The trial court denied our motion to dismiss which raised threshold issues about whether the plaintiffs could maintain a lawsuit against the Company. We have filed a mandamus petition with the Alabama Supreme Court seeking an appellate review of this ruling.

PERCHLOROETHYLENE CASES

We are a defendant in a case involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. Vulcan is vigorously defending this case:

¡	SUFFOLK COUNTY WATER AUTHORITY — On July 29, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its breakdown products “have been and are contaminating and damaging Plaintiff’s drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. The trial court ruled that any detectable amount of perc in a well constitutes a legal injury. We are appealing this and other rulings of the trial court. Discovery is ongoing. At this time, plaintiffs have not established that our perc was used at any specific dry cleaner, or that we are liable for any alleged contamination.

Part II	97

▪	R.R. STREET INDEMNITY — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several litigation matters in which Street was named as a defendant. National Union alleges that we are obligated to contribute to National Union’s share of defense fees, costs and any indemnity payments made on Street’s behalf. We have had discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues.

LOWER PASSAIC RIVER MATTERS

▪	NJDEP LITIGATION — In 2009, Vulcan and over 300 other parties were named as third-party defendants in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case originally brought by the New Jersey Department of Environmental Protection (NJDEP) in the New Jersey Superior Court. Vulcan was brought into the suit due to alleged discharges to the lower Passaic River (River) from the former Chemicals Division - Newark Plant. Vulcan owned and operated this site as a chloralkali plant from 1961-1974. In 1974, we sold the plant, although we continued to operate the plant for one additional year. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief. This case is currently stayed. At this time, we cannot reasonably estimate our liability related to this case because it is unclear what contaminants and legal issues will be presented at trial and the extent to which the Newark operation may have impacted the River.

▪	LOWER PASSAIC RIVER STUDY AREA (SUPERFUND SITE) — Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the River. Separately, the EPA issued a draft Focused Feasibility Study (FFS) that evaluated early action remedial alternatives for a portion of the River. The EPA was given a range of estimated costs for these alternatives between $0.9 billion and $3.5 billion, although estimates of the cost and timing of future environmental remediation requirements are inherently imprecise and subject to revision. The EPA has not released the final FFS. As an interim step related to the 2007 AOC, Vulcan and sixty-nine (69) other companies voluntarily entered into an Administrative Settlement Agreement and Order on Consent on June 18, 2012 with the EPA for remediation actions focused at River Mile 10.9 of the River. Our estimated costs related to this focused remediation action, based on an interim allocation, are immaterial and have been accrued. On June 25, 2012, the EPA issued a Unilateral Administrative Order for Removal Response Activities to Occidental Chemical Corporation ordering Occidental to participate and cooperate in this remediation action at River Mile 10.9.

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

Part II	98

NOTE 13: EQUITY

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

We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were as follows:

▪	2012 — issued no shares

▪	2011 — issued 110,881 shares for cash proceeds of $4,745,000

▪	2010 — issued 882,131 shares for cash proceeds of $41,734,000

During 2012, we reclassified the $10,764,000 stock election portion of our directors deferred compensation obligation from liability (current and noncurrent) to equity (capital in excess of par). The participants’ elections are irrevocable and the stock component must be settled in shares of our common stock.

There were no shares held in treasury as of December 31, 2012, 2011 and 2010 and no shares purchased during any of these three years. As of December 31, 2012, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

Part II	99

NOTE 14: OTHER

COMPREHENSIVE INCOME

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.

The amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

in thousands	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Other Comprehensive Income (Loss)
December 31, 2010
Fair value adjustment to cash flow hedges	($882)	$401	($481)
Reclassification adjustment for cash flow hedge amounts included in net earnings	19,619	(8,910)	10,709
Adjustment for funded status of pension and postretirement benefit plans	5,683	(2,482)	3,201
Amortization of pension and postretirement plan actuarial loss and prior service cost	6,371	(2,781)	3,590
Total other comprehensive income (loss)	$30,791	($13,772)	$17,019

December 31, 2011
Fair value adjustment to cash flow hedges	$0	$0	$0
Reclassification adjustment for cash flow hedge amounts included in net earnings	11,657	(4,506)	7,151
Adjustment for funded status of pension and postretirement benefit plans	(88,033)	33,667	(54,366)
Amortization of pension and postretirement plan actuarial loss and prior service cost	12,485	(4,775)	7,710
Total other comprehensive income (loss)	($63,891)	$24,386	($39,505)

December 31, 2012
Fair value adjustment to cash flow hedges	$0	$0	$0
Reclassification adjustment for cash flow hedge amounts included in net earnings	6,314	(2,498)	3,816
Adjustment for funded status of pension and postretirement benefit plans	(40,414)	15,960	(24,454)
Amortization of pension and postretirement plan actuarial loss and prior service cost	19,774	(7,809)	11,965
Total other comprehensive income (loss)	($14,326)	$5,653	($8,673)

Amounts in accumulated other comprehensive income (loss), net of tax, at December 31, are as follows:
in thousands	2012	2011	2010

Accumulated Other Comprehensive Loss
Cash flow hedges	($28,170)	($31,986)	($39,137)
Pension and postretirement plans	(197,347)	(184,858)	(138,202)
Total	($225,517)	($216,844)	($177,339)

Part II	100

Amounts reclassified from accumulated other comprehensive income (loss) to earnings, are as follows:

in thousands	2012	2011	2010

Reclassification Adjustment for Cash Flow Hedges
Interest expense	$6,314	$11,657	$19,619
Benefit from income taxes	(2,498)	(4,506)	(8,910)
Total	$3,816	$7,151	$10,709

Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$15,665	$9,458	$4,783
Selling, administrative and general expenses	4,109	3,027	1,588
Benefit from income taxes	(7,809)	(4,775)	(2,781)
Total	$11,965	$7,710	$3,590
Total reclassifications from AOCI to earnings	$15,781	$14,861	$14,299

NOTE 15: SEGMENT REPORTING

We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement.

The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services (transportation and other). During 2012, the Aggregates segment principally served markets in nineteen states, the District of Columbia, the Bahamas and Mexico with a full line of aggregates, and ten additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic net sales were $14,733,000 in 2012, $16,678,000 in 2011 and $23,380,000 in 2010.

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

The vast majority of our activities are domestic. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $138,415,000 in 2012, $142,988,000 in 2011 and $150,157,000 in 2010. Equity method investments of $22,965,000 in 2012, $22,876,000 in 2011 and $22,852,000 in 2010 are included below in the identifiable assets for the Aggregates segment.

Part II	101

SEGMENT FINANCIAL DISCLOSURE

in millions	2012	2011	2010
Total Revenues
Aggregates
Segment revenues	$1,729.4	$1,734.0	$1,766.9
Intersegment sales	(148.2)	(142.6)	(154.1)
Net sales	$1,581.2	$1,591.4	$1,612.8
Concrete
Segment revenues	$406.4	$374.7	$383.2
Net sales	$406.4	$374.7	$383.2
Asphalt Mix
Segment revenues	$378.1	$399.0	$369.9
Net sales	$378.1	$399.0	$369.9
Cement
Segment revenues	$84.6	$71.9	$80.2
Intersegment sales	(39.1)	(30.1)	(40.2)
Net sales	$45.5	$41.8	$40.0
Totals
Net sales	$2,411.2	$2,406.9	$2,405.9
Delivery revenues	156.1	157.7	153.0
Total revenues	$2,567.3	$2,564.6	$2,558.9
Gross Profit
Aggregates	$352.1	$306.2	$320.2
Concrete	(38.2)	(43.4)	(45.0)
Asphalt Mix	22.9	25.6	29.3
Cement	(2.8)	(4.5)	(3.8)
Total	$334.0	$283.9	$300.7
Depreciation, Depletion, Accretion and Amortization [1]
Aggregates	$240.7	$267.0	$288.6
Concrete	41.3	47.7	50.5
Asphalt Mix	8.7	7.7	8.4
Cement	18.1	17.8	20.1
Other	23.2	21.5	14.5
Total	$332.0	$361.7	$382.1
Capital Expenditures
Aggregates	$77.0	$67.6	$60.6
Concrete	9.2	6.3	3.7
Asphalt Mix	7.2	16.1	4.5
Cement	1.2	3.2	7.3
Corporate	1.2	4.7	3.3
Total	$95.8	$97.9	$79.4
Identifiable Assets [2]
Aggregates	$6,717.3	$6,837.0	$6,984.5
Concrete	412.3	461.1	483.2
Asphalt Mix	218.9	234.9	211.5
Cement	398.1	417.8	435.0
Total identifiable assets	7,746.6	7,950.8	8,114.2
General corporate assets	104.5	122.7	177.8
Cash items	275.5	155.8	47.5
Total assets	$8,126.6	$8,229.3	$8,339.5

1 The allocation of indirect depreciation to our operating segments was changed in 2012 to better align the presentation with how management views information internally. The 2011 and 2010 DDA&A amounts presented above have been revised to conform to the 2012 presentation.

2 Certain temporarily idled assets are included within a segment’s Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above since the related DDA&A is excluded from segment gross profit.

Part II	102

NOTE 16: SUPPLEMENTAL CASH FLOW

INFORMATION

Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in thousands	2012	2011	2010
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$207,745	$205,088	$172,653
Income taxes	20,374	(29,874)	(15,745)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$9,627	$7,226	$8,200
Fair value of noncash assets and liabilities exchanged	0	25,994	0
Stock issued for pension contribution (Note 13)	0	0	53,864
Amounts referable to business acquisitions
Liabilities assumed	0	13,912	150
Fair value of equity consideration	0	18,529	0

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the years ended December 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

in thousands	2012	2011	2010
ARO Operating Costs
Accretion	$7,956	$8,195	$8,641
Depreciation	5,599	7,242	11,516
Total	$13,555	$15,437	$20,157

ARO operating costs for our continuing operations are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Part II	103

Reconciliations of the carrying amounts of our asset retirement obligations for the years ended December 31 are as follows:

in thousands	2012	2011
Asset Retirement Obligations
Balance at beginning of year	$153,979	$162,730
Liabilities incurred	127	1,738
Liabilities settled	(2,993)	(16,630)
Accretion expense	7,956	8,195
Revisions up (down), net	(8,997)	(2,054)
Balance at end of year	$150,072	$153,979

Revisions to our asset retirement obligations during 2012 relate primarily to extensions in the estimated settlement dates at numerous sites as a result of reduced sales activity.

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

GOODWILL

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and other intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the years ended December 31, 2012, 2011 and 2010.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012, 2011 and 2010 are summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total

Gross Carrying Amount
Total as of December 31, 2010	$3,005,383	$0	$91,633	$252,664	$3,349,680
Goodwill of divested businesses	(10,300)	0	0	0	(10,300)
Total as of December 31, 2011	$2,995,083	$0	$91,633	$252,664	$3,339,380
Total as of December 31, 2012	$2,995,083	$0	$91,633	$252,664	$3,339,380

Accumulated Impairment Losses
Total as of December 31, 2010	$0	$0	$0	($252,664)	($252,664)
Total as of December 31, 2011	$0	$0	$0	($252,664)	($252,664)
Total as of December 31, 2012	$0	$0	$0	($252,664)	($252,664)

Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2010	$3,005,383	$0	$91,633	$0	$3,097,016
Total as of December 31, 2011	$2,995,083	$0	$91,633	$0	$3,086,716
Total as of December 31, 2012	$2,995,083	$0	$91,633	$0	$3,086,716

Part II	104

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

Historically, we have acquired intangible assets with only finite lives. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that closely reflects the pattern in which the economic benefits are consumed or otherwise realized. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no charges for impairment of intangible assets in the years ended December 31, 2012, 2011 and 2010.

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 are summarized below:

INTANGIBLE ASSETS

in thousands	2012	2011

Gross Carrying Amount
Contractual rights in place	$640,450	$640,450
Noncompetition agreements	1,450	1,430
Favorable lease agreements	16,677	16,677
Permitting, permitting compliance and zoning rights	82,596	76,956
Customer relationships	14,493	14,493
Trade names and trademarks	5,006	5,006
Other	3,711	3,200
Total gross carrying amount	$764,383	$758,212

Accumulated Amortization
Contractual rights in place	($42,470)	($35,748)
Noncompetition agreements	(985)	(841)
Favorable lease agreements	(2,584)	(2,031)
Permitting, permitting compliance and zoning rights	(14,625)	(12,880)
Customer relationships	(5,927)	(4,466)
Trade names and trademarks	(2,044)	(1,544)
Other	(3,216)	(3,200)
Total accumulated amortization	($71,851)	($60,710)
Total Intangible Assets Subject to Amortization, net	$692,532	$697,502
Intangible Assets with Indefinite Lives	0	0
Total Intangible Assets, net	$692,532	$697,502

Aggregate Amortization Expense for the Year	$11,869	$14,032

Part II	105

Estimated amortization expense for the five years subsequent to December 31, 2012 is as follows:

in thousands
Estimated Amortization Expense for Five Subsequent Years
2013	$12,043
2014	12,090
2015	12,255
2016	12,792
2017	13,980

NOTE 19: ACQUISITIONS AND

DIVESTITURES

2012 DIVESTITURES AND PENDING DIVESTITURES

In the fourth quarter of 2012, we completed the sale of:

▪	two tracts of land totaling approximately 148 acres resulting in net pretax cash proceeds of $57,690,000 and pretax gains of $41,155,000

▪	an aggregates production facility including approximately 197 acres of land resulting in net pretax cash proceeds of $10,476,000 and a pretax gain of $5,646,000

Also in the fourth quarter of 2012, we completed the sale of a percentage of the future production from aggregates reserves at certain owned and leased quarries. The sale was structured as a volumetric production payment (VPP) for which we received gross cash proceeds of $75,200,000 and incurred transactions costs of $1,617,000. Concurrently, we entered into a marketing agreement (the marketing agreement) with the purchaser through which we are designated the exclusive sales agent for the purchaser’s percentage of future production.

The key terms of the VPP are:

▪	The VPP provides the purchaser with a nonoperating interest in reserves thus entitling them to a specified percentage (the percentage) of future production

▪	The VPP terminates at the earlier to occur of December 31, 2052 or the sale of 143.2 million tons of aggregates from the specified quarries subject to the VPP (as such, the future production in which the purchaser owns the percentage could be less than 143.2 million tons)

▪	Based on historical and projected volumes from the specified quarries, it is expected that 143.2 million tons will be sold prior to 2052, resulting in the purchaser owning a percentage of the maximum 143.2 million tons of future production

▪	The purchaser’s percentage of the maximum 143.2 million tons of future production is estimated, based on current sales volumes projections, to be 10.5% (approximately 15 million tons; the actual percentage received by the purchaser through the term of the transaction may vary based on when the maximum 143.2 million tons is sold)

▪	We have no obligation for any minimum annual or cumulative production or sales volumes, nor is there any minimum sales price required

▪	The purchaser has the right to take its percentage of future production in physical product, or receive the cash proceeds from the sale of its percentage under the terms of the marketing agreement

▪	The purchaser’s percentage of future production is to be conveyed free and clear of future costs of production and sales

▪	We retain full operational and marketing control of the specified quarries

▪	We retain fee simple interest in the land as well as any residual values that may be realized upon the conclusion of mining

The VPP and marketing agreements represent separate units of accounting, however, as the timing of revenue recognition under both are identical, allocation of revenues between the two deliverables is irrelevant. The net proceeds were recorded as deferred revenue and are being amortized on a unit-of-sales basis to revenues over the term of the VPP. Based on projected sales, we anticipate recognizing approximately $1,200,000 of deferred revenue in our 2013 Consolidated Statement of Comprehensive Income related to this transaction.

Part II	106

Additionally:

▪	In the second quarter of 2012, we sold mitigation credits resulting in net pretax cash proceeds of $13,469,000 and a pretax gain of $12,342,000

▪	In the first quarter of 2012, we sold real estate resulting in net pretax cash proceeds of $9,691,000 and a pretax gain of $5,979,000

Pending divestitures (Aggregates segment — a previously mined and subsequently reclaimed tract of land, an aggregates production facility and its related replacement reserve land, and Ready-mix segment — a former site of a ready-mix facility) are presented in the accompanying Consolidated Balance Sheet as of December 31, 2012 as assets held for sale and liabilities of assets held for sale. As the book value of the Aggregates segment land exceeded the expected selling price less cost to sell, a $1,738,000 loss on impairment was recognized in our Consolidated Statement of Comprehensive Income as other operating expenses for the year ended December 31, 2012. Conversely, the aggregates production facility and former ready-mix facility site are expected to generate significant gains on disposition. We expect the sales to occur during 2013. Depreciation and amortization expenses were suspended on the assets classified as held for sale. The major classes of assets and liabilities of assets classified as held for sale as of December 31 are as follows:

in thousands	2012	2011
Held for Sale
Current assets	$809	$0
Property, plant & equipment, net	14,274	0
Total assets held for sale	$15,083	$0
Noncurrent liabilities	$801	$0
Total liabilities of assets held for sale	$801	$0

2011 ACQUISITIONS AND DIVESTITURES

During the fourth quarter of 2011, we consummated a transaction resulting in an exchange of assets.

We acquired

▪	three aggregates facilities

▪	one rail distribution yard

In return, we divested:

▪	two aggregates facilities

▪	one asphalt mix facility

▪	two ready-mixed concrete facilities

▪	one recycling operation

▪	undeveloped real property

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

Part II	107

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

NOTE 20: UNAUDITED

SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2012 and 2011:

	2012
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Net sales	$499,851	$648,890	$687,616	$574,886
Total revenues	535,882	694,136	728,861	608,431
Gross profit	21,958	105,939	126,923	79,206
Operating earnings (loss) [1,2]	(46,279)	19,662	55,866	55,532
Earnings (loss) from continuing operations [1,2]	(57,050)	(16,985)	15,621	4,488
Net earnings (loss) [1,2]	(52,053)	(18,283)	14,260	3,483

Basic earnings (loss) per share from continuing operations	($0.44)	($0.13)	$0.12	$0.03
Diluted earnings (loss) per share from continuing operations	(0.44)	(0.13)	0.12	0.03

Basic net earnings (loss) per share	($0.40)	($0.14)	$0.11	$0.03
Diluted net earnings (loss) per share	(0.40)	(0.14)	0.11	0.03

1 Includes exchange offer costs as described in Note 1, as follows (in thousands): Q1 $10,065, Q2 $32,060, Q3 $1,206 and Q4 $49.

2 Includes restructing costs as described in Note 1, as follows (in thousands): Q1 $1,411, Q2 $4,551, Q3 $3,056 and Q4 $539.

	2011
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Net sales	$456,316	$657,457	$714,947	$578,189
Total revenues	487,200	701,971	760,752	614,627
Gross profit	(7,106)	100,840	115,780	74,355
Operating earnings (loss) [1,2]	(61,184)	23,488	106,668	(5,528)
Earnings (loss) from continuing operations [1,2]	(64,622)	(7,102)	22,412	(25,943)
Net earnings (loss) [1,2]	(54,733)	(8,139)	19,959	(27,865)

Basic earnings (loss) per share from continuing operations	($0.50)	($0.05)	$0.17	($0.20)
Diluted earnings (loss) per share from continuing operations	(0.50)	(0.05)	0.17	(0.20)

Basic net earnings (loss) per share	($0.42)	($0.06)	$0.15	($0.22)
Diluted net earnings (loss) per share	(0.42)	(0.06)	0.15	(0.22)

1 Includes exchange offer costs as described in Note 1, as follows (in thousands): Q4 $2,227.

2 Includes restructing costs as described in Note 1, as follows (in thousands): Q1 $306, Q2 $1,831, Q3 $839 and Q4 $9,995.

Part II	108

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the fourth quarter of 2012.

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

Under management’s supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012. Deloitte & Touche LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

Part II	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the internal control over financial reporting of Vulcan Materials Company and its subsidiary companies (the “Company”) as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

Birmingham, Alabama

February 28, 2013

Part II	110

ITEM 9B

OTHER INFORMATION

None.

Part II	111

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On or about March 29, 2013, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2013 Proxy Statement”). The information under the headings “Election of Directors,” “Nominees for Election to the Board of Directors,” “Directors Continuing in Office,” “Corporate Governance of our Company and Practices of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2013 Proxy Statement is incorporated herein by reference. See also the information set forth above in Part I, Item I “Business” of this report.

ITEM 11

EXECUTIVE COMPENSATION

The information under the headings “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” included in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plans” and “Payment Upon Termination and Change in Control” included in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons” and “Director Independence” included in our 2013 Proxy Statement is hereby incorporated by reference.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Independent Registered Public Accounting Firm” in our 2013 Proxy Statement.

Part II	112

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

Part II	113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

VULCAN MATERIALS COMPANY

By
Donald M. James
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

Daniel F. Sansone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 28, 2013

The following directors:

Phillip W. Farmer

H. Allen Franklin

Ann McLaughlin Korologos

Douglas J. McGregor

Richard T. O’Brien

James T. Prokopanko

Donald B. Rice

Vincent J. Trosino

Kathleen Wilson-Thompson

Director Director Director Director Director Director Director Director Director

By
Michael R. Mills
	Attorney-in-Fact	February 28, 2013

Part II	114

EXHIBIT INDEX

Exhibit 3(a)	Certificate of Incorporation (Restated 2007) of the Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007[1]

Exhibit 3(b)	Amended and Restated By-Laws of the Company effective as of July 13, 2012 filed as Exhibit 3(B) to the Company’s Current Report on Form 8-K on July 17, 2012[1]

Exhibit 4(a)	Supplemental Indenture No. 1, dated as of November 16, 2007, among the Company, Legacy Vulcan Corp. and The Bank of New York Trust Company, N.A., as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 21, 2007[1]

Exhibit 4(b)	Senior Debt Indenture, dated as of December 11, 2007, between the Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 11, 2007[1]

Exhibit 4(c)	First Supplemental Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture, dated as of December 11, 2007, between the Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on December 11, 2007[1]

Exhibit 4(d)	Second Supplemental Indenture, dated June 20, 2008 between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2008[1]

Exhibit 4(e)	Indenture, dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284)[1]

Exhibit 10(a)	Underwriting Agreement, dated June 11, 2009, among the Company and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein filed as Exhibit 1.1 to the Company’s Report on Form 8-K filed on June 17, 2009[1]

Exhibit 10(b)	Underwriting Agreement, dated June 17, 2008, among the Company and Banc of America Securities, LLC, Goldman, Sachs & Co., J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC as Representatives of several underwriters named therein filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 20, 2008[1]

Exhibit 10(c)	Credit Agreement, dated as of December 15, 2011, among the Company and SunTrust Bank as administrative agent, and the Lenders and other parties named therein filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 20, 2011[1]

Exhibit 10(d)	Amendment No. 1 to Credit Agreement, dated as of January 27, 2012, among the Company and SunTrust Bank, as administrative agent, and the Lenders and other parties named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2012[1]

Exhibit 10(e)	Purchase Agreement, dated January 23, 2009, between the Company and Goldman, Sachs & Co., filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on January 29, 2009[1]

Exhibit 10(f)	Third Supplemental Indenture, dated February 3, 2009, between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007 filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed on March 2, 2009[1]

Exhibit 10(g)	Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2008[1,2]

Exhibit 10(h)	Amendment to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10(c) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002[1,2]

Exhibit 10(i)	Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 17, 2008[1,2]

E-1

Exhibit 10(j)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006[1,2]

Exhibit 10(k)	Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix A to the Company’s 2012 Proxy Statement on Schedule 14A filed March 31, 2012[1,2]

Exhibit 10(l)	Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002[1,2]

Exhibit 10(m)	Restricted Stock Plan for Nonemployee Directors of the Company, as amended, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 17, 2008[1,2]

Exhibit 10(n)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008[1,2]

Exhibit 10(o)	Form of Change of Control Employment Agreement (Double Trigger) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2008[1,2]

Exhibit 10(p)	Form of Change of Control Employment Agreement (Modified Double Trigger) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008[1,2]

Exhibit 10(q)	Change of Control and Noncompetition Agreement between the Company and John R. McPherson dated October 7, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011[1,2]

Exhibit 10(r)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2008[1,2]

Exhibit 10(s)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001[1,2]

Exhibit 10(t)	Form of Stock Option Agreement filed as Exhibit 10(o) to Legacy Vulcan Corp.’s Report on Form 8-K filed on December 20, 2005[1,2]

Exhibit 10(u)	Form of Director Deferred Stock Unit Agreement filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 17, 2008[1,2]

Exhibit 10(v)	Form of Performance Share Unit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2010[1,2]

Exhibit 10(w)	Form of Performance Share Unit Agreement (2012) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2012[1,2]

Exhibit 10(x)	Form of Stock-Only Stock Appreciation Rights Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed on February 26, 2007[1,2]

Exhibit 10(y)	Stock-Only Stock Appreciation Rights Agreement between the Company and John R. McPherson dated November 9, 2011, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on November 15, 2011[1,2]

Exhibit 10(z)	Form of Employee Deferred Stock Unit Amended Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 17, 2008[1,2]

Exhibit 10(aa)	2013 Compensation Decisions filed in the Company’s Current Report on Form 8-K filed on February 12, 2013[1,2]

Exhibit 21	List of the Company’s subsidiaries as of December 31, 2012

Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

E-2

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 95	MSHA Citations and Litigation

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1Incorporated by reference.

2Management contract or compensatory plan.

E-3