Form 10-Q
period 2013-03-31
Vulcan Materials CO
filed 2013-05-07
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at March 31, 2013
Common Stock, $1 Par Value	129,951,531

VULCAN MATERIALS COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

PART I FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31 in thousands	March 31 2013	December 31 2012	March 31 2012

Assets
Cash and cash equivalents	$188,081	$275,478	$191,172
Accounts and notes receivable
Accounts and notes receivable, gross	328,202	303,178	325,383
Less: Allowance for doubtful accounts	(6,030)	(6,198)	(7,207)
Accounts and notes receivable, net	322,172	296,980	318,176
Inventories
Finished products	267,783	262,886	271,634
Raw materials	27,148	27,758	23,819
Products in process	6,168	5,963	5,077
Operating supplies and other	39,475	38,415	40,803
Inventories	340,574	335,022	341,333
Current deferred income taxes	38,844	40,696	43,394
Prepaid expenses	24,762	21,713	24,574
Assets held for sale	12,929	15,083	0
Total current assets	927,362	984,972	918,649
Investments and long-term receivables	41,707	42,081	29,172
Property, plant & equipment
Property, plant & equipment, cost	6,668,630	6,666,617	6,698,952
Reserve for depreciation, depletion & amortization	(3,507,394)	(3,507,432)	(3,349,258)
Property, plant & equipment, net	3,161,236	3,159,185	3,349,694
Goodwill	3,095,801	3,086,716	3,086,716
Other intangible assets, net	691,840	692,532	695,852
Other noncurrent assets	160,529	161,113	135,956
Total assets	$8,078,475	$8,126,599	$8,216,039
Liabilities
Current maturities of long-term debt	$140,604	$150,602	$144,706
Trade payables and accruals	116,677	113,337	125,101
Other current liabilities	212,572	171,671	211,286
Liabilities of assets held for sale	0	801	0
Total current liabilities	469,853	436,411	481,093
Long-term debt	2,525,420	2,526,401	2,669,752
Noncurrent deferred income taxes	614,405	657,367	704,166
Deferred revenue	73,392	73,583	0
Other noncurrent liabilities	680,476	671,775	615,421
Total liabilities	4,363,546	4,365,537	4,470,432
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value	129,952	129,721	129,389
Capital in excess of par value	2,585,696	2,580,209	2,547,959
Retained earnings	1,220,512	1,276,649	1,281,080
Accumulated other comprehensive loss	(221,231)	(225,517)	(212,821)
Total equity	3,714,929	3,761,062	3,745,607
Total liabilities and equity	$8,078,475	$8,126,599	$8,216,039

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited in thousands, except per share data	Three Months Ended March 31
	2013	2012

Net sales	$504,554	$499,851
Delivery revenues	33,608	36,031
Total revenues	538,162	535,882
Cost of goods sold	486,899	477,893
Delivery costs	33,608	36,031
Cost of revenues	520,507	513,924
Gross profit	17,655	21,958

Selling, administrative and general expenses	64,655	64,912
Gain on sale of property, plant & equipment and businesses, net	4,110	6,526
Restructuring charges	(1,509)	(1,411)
Exchange offer costs	0	(10,065)
Other operating income (expense), net	(5,659)	1,625
Operating loss	(50,058)	(46,279)

Other nonoperating income, net	2,373	3,098
Interest expense, net	52,752	52,266
Loss from continuing operations before income taxes	(100,437)	(95,447)
Benefit from income taxes	(38,818)	(38,397)
Loss from continuing operations	(61,619)	(57,050)
Earnings on discontinued operations, net of tax	6,783	4,997
Net loss	($54,836)	($52,053)

Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	854	938
Amortization of pension and postretirement benefit plans actuarial loss and prior service cost	3,432	3,084
Other comprehensive income	4,286	4,022
Comprehensive income (loss)	($50,550)	($48,031)

Basic earnings (loss) per share
Continuing operations	($0.47)	($0.44)
Discontinued operations	$0.05	$0.04
Net earnings (loss) per share	($0.42)	($0.40)

Diluted earnings (loss) per share
Continuing operations	($0.47)	($0.44)
Discontinued operations	$0.05	$0.04
Net earnings (loss) per share	($0.42)	($0.40)

Weighted-average common shares outstanding
Basic	130,186	129,593
Assuming dilution	130,186	129,593

Dividends declared per share	$0.01	$0.01

Depreciation, depletion, accretion and amortization	$75,597	$85,167

Effective tax rate from continuing operations	38.6%	40.2%

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited in thousands	Three Months Ended March 31
	2013	2012
Operating Activities
Net loss	($54,836)	($52,053)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	75,597	85,167
Net gain on sale of property, plant & equipment and businesses	(17,141)	(17,862)
Contributions to pension plans	(1,132)	(1,124)
Share-based compensation	4,933	1,877
Deferred tax provision	(39,918)	(30,966)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	22,349	45,828
Other, net	(2,719)	(1,723)
Net cash provided by (used for) operating activities	(12,867)	29,144
Investing Activities
Purchases of property, plant & equipment	(26,851)	(18,848)
Proceeds from sale of property, plant & equipment	1,623	10,750
Proceeds from sale of businesses, net of transaction costs	18,164	11,827
Payment for businesses acquired, net of acquired cash	(60,212)	0
Other, net	2	31
Net cash provided by (used for) investing activities	(67,274)	3,760
Financing Activities
Payment of current maturities and long-term debt	(10,016)	(90)
Dividends paid	(1,299)	(1,295)
Proceeds from exercise of stock options	3,203	3,483
Other, net	856	331
Net cash provided by (used for) financing activities	(7,256)	2,429
Net increase (decrease) in cash and cash equivalents	(87,397)	35,333
Cash and cash equivalents at beginning of year	275,478	155,839
Cash and cash equivalents at end of period	$188,081	$191,172

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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our condensed consolidated balance sheet as of December 31, 2012 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2013 presentation.

RESTRUCTURING CHARGES

In 2012, our Board approved a Profit Enhancement Plan that further leveraged our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During the first quarters of 2013 and 2012, we incurred $1,509,000 and $1,411,000, respectively, of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We do not anticipate any future material charges related to this Profit Enhancement Plan.

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

In response to Martin Marietta’s actions, we incurred legal, professional and other costs of $45,607,000 to date of which $10,065,000 was incurred during the first quarter of 2012. As of March 31, 2013, $43,107,000 of the incurred costs was paid. We do not anticipate any future material charges related to this exchange offer.

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS) as set forth below:

	Three Months Ended March 31
in thousands	2013	2012
Weighted-average common shares outstanding	130,186	129,593
Dilutive effect of
Stock options/SOSARs	0	0
Other stock compensation plans	0	0
Weighted-average common shares outstanding, assuming dilution	130,186	129,593

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: three months ended March 31, 2013 — 1,144,000 and three months ended March 31, 2012 — 461,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended March 31
in thousands	2013	2012
Antidilutive common stock equivalents	2,907	4,747

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

In March 2013, we received a payment of $13,031,000 under the 5CP earn-out related to performance during 2012, the final year of the earn-out agreement. During 2012, we received $11,336,000 in the first quarter and $33,000 in the third quarter under the 5CP earn-out related to the year ended December 31, 2011. Through March 31, 2013, we have received a total of $79,391,000 under the 5CP earn-out, a total of $46,290,000 in excess of the receivable recorded on the date of disposition.

We are liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on the prior year’s 5CP earn-out results. We expect the 2013 payout will be $1,303,000 and have accrued this amount as of March 31, 2013. In comparison, we had accrued $1,134,000 as of March 31, 2012.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the periods presented. Results from discontinued operations are as follows:

	Three Months Ended March 31
in thousands	2013	2012
Discontinued Operations
Pretax loss	($540)	($1,981)
Gain on disposal, net of transaction bonus	11,728	10,203
Income tax provision	(4,405)	(3,225)
Earnings on discontinued operations, net of income taxes	$6,783	$4,997

The pretax loss from discontinued operations of $540,000 for the first quarter of 2013 was due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The pretax loss from discontinued operations of $1,981,000 for the first quarter of 2012 was also due primarily to general and product liability claims, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

NOTE 3: INCOME TAXES

Our book income tax provision and the corresponding annual effective tax rate are based on expected pretax income, statutory tax rates, percentage depletion and tax planning alternatives available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our annual effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the annual effective tax rate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.

When projected pretax income or loss for the full year is small in relation to our operations, the annual effective tax rate becomes volatile and distorts the income tax provision for an interim period due to the size and nature of our permanent differences between book income and tax income. In these circumstances, we calculate the interim income tax provision or benefit using the year-to-date effective tax rate. This method results in an income tax provision or benefit based solely on the year-to-date pretax book income or loss as adjusted for permanent differences on a pro rata basis.

We recorded income tax benefits from continuing operations of $38,818,000 in the first quarter of 2013 compared to $38,397,000 in the first quarter of 2012. In the first quarters of 2013 and 2012, income taxes were calculated based on the year-to-date effective tax rate as discussed above.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. On a quarterly basis, we assess all positive and negative evidence to determine the likelihood that the deferred tax asset balance will be realized. We take into account such factors as:

¡	cumulative losses in recent years

¡	taxable income in prior carryback years, if carryback is permitted under tax law

¡	future reversal of existing taxable temporary differences against deductible temporary differences

¡	future taxable income exclusive of reversing taxable temporary differences

¡	the mix of taxable income in the jurisdictions in which we operate

¡	tax planning strategies

Deferred tax assets are reduced by a valuation allowance if, based on an analysis of the factors above, it is more-likely-than-not that some, or all, of a deferred tax asset will not be realized.

NOTE 4: DEFERRED REVENUE

In the fourth quarter of 2012, we completed the sale of a percentage of the future production from aggregates reserves at certain owned and leased quarries. The sale was structured as a volumetric production payment (VPP) for which we received net cash proceeds of $73,583,000. The proceeds were recorded as deferred revenue and are being amortized on a unit-of-sales basis to revenue over the term of the VPP. During the three months ended March 31, 2013, we received additional cash proceeds of $62,000 and recognized $253,000 of the deferred revenue related to this transaction. Based on projected sales, we anticipate recognizing a range of $1,000,000 to $1,400,000 of the deferred revenue for the 12-month period ending March 31, 2014.

The key terms of the VPP are:

¡	provides the purchaser with a nonoperating interest in reserves entitling them to a specified percentage (the percentage) of future production

¡

terminates at the earlier to occur of December 31, 2052 or the sale of 143.2 million tons of aggregates from the specified quarries subject to the VPP (as such, the future production in which the purchaser owns the percentage could be less than 143.2 million tons)

¡

based on historical and projected volumes from the specified quarries, it is expected that 143.2 million tons will be sold prior to 2052, resulting in the purchaser owning a percentage of the maximum 143.2 million tons of future production

¡

the purchaser’s percentage of the maximum 143.2 million tons of future production is estimated, based on current sales volume projection, to be 10.5% (approximately 15 million tons; the actual percentage received by the purchaser through the term of the transaction may vary based on when the maximum 143.2 million tons is sold)

¡	we have no obligation for any minimum annual or cumulative production or sales volume, nor is there any minimum sales price required

¡

the purchaser has the right to take its percentage of future production in physical product, or receive the cash proceeds from the sale of its percentage under the terms of a separate marketing agreement

¡ the purchaser’s percentage of future production is conveyed free and clear of future costs of production and sales

¡ we retain full operational and marketing control of the specified quarries

¡	we retain fee simple interest in the land as well as any residual values that may be realized upon the conclusion of mining

NOTE 5: FAIR VALUE MEASUREMENTS

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

in thousands	Level 1
	March 31 2013	December 31 2012	March 31 2012
Fair Value Recurring
Rabbi Trust
Mutual funds	$13,628	$13,349	$14,591
Equities	11,207	9,843	8,641
Total	$24,835	$23,192	$23,232

in thousands	Level 2
	March 31 2013	December 31 2012	March 31 2012
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$1,545	$2,265	$455
Total	$1,545	$2,265	$455

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

The carrying values of our cash equivalents, accounts and notes receivable, current maturities of long-term debt, short-term borrowings, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Assets that were subject to fair value measurement on a nonrecurring basis are summarized below:

	As of December 31, 2012
in thousands	Level 3	Impairment Charges
Fair Value Nonrecurring
Assets held for sale (Note 16)	$10,559	$1,738
Totals	$10,559	$1,738

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

	Location on	Three Months Ended March 31
in thousands	Statement	2013	2012
Cash Flow Hedges
Loss reclassified from AOCI (effective portion)	Interest expense	($1,415)	($1,575)

For the 12-month period ending March 31, 2014, we estimate that $4,915,000 of the pretax loss in AOCI will be reclassified to earnings.

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

	Three Months Ended March 31
in thousands	2013	2012
Deferred Gain on Settlement
Amortized to earnings as a reduction to interest expense	$1,056	$988

NOTE 7: DEBT

Debt is summarized as follows:

in thousands	March 31 2013	December 31 2012	March 31 2012
Long-term Debt
Bank line of credit	$0	$0	$0
5.60% notes due 2012 [1]	0	0	134,521
6.30% notes due 2013 [2]	140,430	140,413	140,367
10.125% notes due 2015 [3]	152,520	152,718	153,284
6.50% notes due 2016 [4]	514,221	515,060	517,503
6.40% notes due 2017 [5]	349,892	349,888	349,874
7.00% notes due 2018 [6]	399,741	399,731	399,702
10.375% notes due 2018 [7]	248,716	248,676	248,562
7.50% notes due 2021 [8]	600,000	600,000	600,000
7.15% notes due 2037 [9]	239,555	239,553	239,547
Medium-term notes	6,000	16,000	16,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	949	964	1,098
Total long-term debt including current maturities	$2,666,024	$2,677,003	$2,814,458
Less current maturities	140,604	150,602	144,706
Total long-term debt	$2,525,420	$2,526,401	$2,669,752

Estimated fair value of long-term debt	$2,851,237	$2,766,835	$2,864,657

[1]	Includes decreases for unamortized discounts, as follows: March 31, 2012 — $36 thousand.
[2]

Includes decreases for unamortized discounts, as follows: March 31, 2013 — $14 thousand, December 31, 2012 — $30 thousand and March 31, 2012 — $77 thousand. The effective interest rate for these notes is 7.48%.

[3]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: March 31, 2013 — $2,766 thousand, December 31, 2012 — $2,983 thousand and March 31, 2012 — $3,604 thousand. Additionally, includes decreases for unamortized discounts, as follows: March 31, 2013 — $246 thousand, December 31, 2012 — $265 thousand and March 31, 2012 — $320 thousand. The effective interest rate for these notes is 9.59%.

[4]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: March 31, 2013 — $14,221 thousand, December 31, 2012 — $15,060 thousand and March 31, 2012 — $17,503 thousand. The effective interest rate for these notes is 6.02%.

[5]

Includes decreases for unamortized discounts, as follows: March 31, 2013 — $108 thousand, December 31, 2012 — $112 thousand and March 31, 2012 — $126 thousand. The effective interest rate for these notes is 7.41%.

[6]

Includes decreases for unamortized discounts, as follows: March 31, 2013 — $259 thousand, December 31, 2012 — $269 thousand and March 31, 2012 — $298 thousand. The effective interest rate for these notes is 7.87%.

[7]

Includes decreases for unamortized discounts, as follows: March 31, 2013 — $1,284 thousand, December 31, 2012 — $1,324 thousand and March 31, 2012 — $1,438 thousand. The effective interest rate for these notes is 10.62%.

[8]	The effective interest rate for these notes is 7.75%.
[9]

Includes decreases for unamortized discounts, as follows: March 31, 2013 — $633 thousand, December 31, 2012 — $635 thousand and March 31, 2012 — $641 thousand. The effective interest rate for these notes is 8.05%.

Our long-term debt is presented in the table above net of unamortized discounts from par and unamortized deferred gains realized upon settlement of interest rate swaps. Discounts and deferred gains are being amortized using the effective interest method over the respective terms of the notes.

The estimated fair value of long-term debt presented in the table above was determined by averaging the asking price quotes for the notes. The fair value estimates were based on Level 2 information (as defined in Note 5) available to us as of the respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since those dates.

Scheduled dept payments during the first quarter of 2013 included $10,000,000 in January to retire the 8.70% medium-term note. Scheduled debt payments during 2012 included $134,557,000 in November to retire the remaining portion of the 5.60% notes.

In December 2011, we entered into a $600,000,000 bank line of credit expiring on December 15, 2016. In March 2013, we proactively amended this line of credit to reduce its capacity to $500,000,000 and extend its term to March 12, 2018. The line of credit is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $500,000,000 at any point in time.

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.50% to 2.00% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. As of March 31, 2013, the applicable margin for LIBOR based borrowing was 1.50%.

NOTE 8: COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

We provide certain third parties with irrevocable standby letters of credit in the normal course of business. We use commercial banks to issue such letters of credit to back our obligations to pay or perform when required to do so according to the requirements of an underlying agreement. The standby letters of credit listed below are cancelable only at the option of the beneficiaries who are authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. Our standby letters of credit as of March 31, 2013 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$34,840
Industrial revenue bond	14,230
Reclamation/restoration requirements	7,862
Total	$56,932

Since banks consider standby letters of credit as contingent extensions of credit, we are required to pay a fee until they expire or are canceled. Substantially all of our standby letters of credit have a one-year term and are automatically renewed unless cancelled with the approval of the beneficiary. All $56,932,000 of our outstanding standby letters of credit as of March 31, 2013, are backed by our $500,000,000 bank line of credit which expires March 12, 2018.

LITIGATION

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

¡

IRELAND LITIGATION — On May 25, 2012, a shareholder lawsuit was filed in state court in Jefferson County, Alabama, styled Glenn Ireland II, and William C. Ireland, Jr., derivatively on behalf of Vulcan Materials Company v. Donald M. James, et al., Case No. CV-2012-901655. The lawsuit was amended to add the Charles Byron Ireland Trust as a plaintiff. This lawsuit was brought as a derivative action against the current Board of Directors and two former directors. The lawsuit has been dismissed and we will not report on it further.

PERCHLOROETHYLENE CASES

We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. Vulcan is vigorously defending these cases:

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

LOWER PASSAIC RIVER MATTERS

¡

NJDEP LITIGATION — In 2009, Vulcan and over 300 other parties were named as third-party defendants in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case originally brought by the New Jersey Department of Environmental Protection (NJDEP) in the New Jersey Superior Court. Vulcan was brought into the suit due to alleged discharges to the lower Passaic River (River) from the former Chemicals Division - Newark Plant. Vulcan owned and operated this site as a chloralkali plant from 1961-1974. In 1974, we sold the plant, although we continued to operate the plant for one additional year. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief. Vulcan and more than 200 other third party defendants have reached a tentative settlement agreement with the original plaintiffs. The settlement amount is immaterial and was accrued in 2012. Final approval of the settlement is pending.

¡

LOWER PASSAIC RIVER STUDY AREA (SUPERFUND SITE) — Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the River. Separately, the EPA issued a draft Focused Feasibility Study (FFS) that evaluated early action remedial alternatives for a portion of the River. The EPA was given a range of estimated costs for these alternatives between $0.9 billion and $3.5 billion, although estimates of the cost and timing of future environmental remediation requirements are inherently imprecise and subject to revision. The EPA has not released the final FFS. As an interim step related to the 2007 AOC, Vulcan and 69 other companies voluntarily entered into an Administrative Settlement Agreement and Order on Consent on June 18, 2012 with the EPA for remediation actions focused at River Mile 10.9 of the River. Our estimated costs related to this focused remediation action, based on an interim allocation, are immaterial and have been accrued. On June 25, 2012, the EPA issued a Unilateral Administrative Order for Removal Response Activities to Occidental Chemical Corporation ordering Occidental to participate and cooperate in this remediation action at River Mile 10.9.

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

NOTE 9: ASSET RETIREMENT OBLIGATIONS

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three month periods ended March 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended March 31
in thousands	2013	2012
ARO Operating Costs
Accretion	$2,006	$2,019
Depreciation	779	1,864
Total	$2,785	$3,883

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended March 31
in thousands	2013	2012
Asset Retirement Obligations
Balance at beginning of period	$150,072	$153,979
Liabilities incurred	0	0
Liabilities settled	(1,292)	(621)
Accretion expense	2,006	2,019
Revisions up (down), net	5,672	25
Balance at end of period	$156,458	$155,402

NOTE 10: BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost:

PENSION BENEFITS	Three Months Ended March 31
in thousands	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$6,070	$5,587
Interest cost	10,346	10,798
Expected return on plan assets	(11,759)	(12,195)
Amortization of prior service cost	95	69
Amortization of actuarial loss	6,420	4,882
Net periodic pension benefit cost	$11,172	$9,141
Pretax reclassification from AOCI included in net periodic pension benefit cost	$6,515	$4,951

OTHER POSTRETIREMENT BENEFITS	Three Months Ended March 31
in thousands	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$708	$1,166
Interest cost	815	1,562
Amortization of prior service credit	(1,216)	(169)
Amortization of actuarial loss	343	287
Net periodic postretirement benefit cost	$650	$2,846
Pretax reclassification from AOCI included in net periodic postretirement benefit cost	($873)	$118

The reclassifications from AOCI noted in the tables above are related to amortization of prior service costs or credits and actuarial losses as shown in Note 11.

Prior contributions, along with the existing funding credits, are sufficient to cover required contributions to the qualified plans through 2013.

NOTE 11: OTHER COMPREHENSIVE INCOME

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

in thousands	March 31 2013	December 31 2012	March 31 2012	December 31 2011
AOCI
Cash flow hedges	($27,316)	($28,170)	($31,048)	($31,986)
Pension and postretirement plans	(193,915)	(197,347)	(181,773)	(184,858)
Total	($221,231)	($225,517)	($212,821)	($216,844)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended March 31
in thousands	2013	2012
Reclassification Adjustment for Cash Flow Hedges
Interest expense	$1,415	$1,555
Benefit from income taxes	(561)	(617)
Total	$854	$938
Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost [1]
Cost of goods sold	$4,457	$3,935
Selling, administrative and general expenses	1,185	1,134
Benefit from income taxes	(2,210)	(1,985)
Total	$3,432	$3,084
Total reclassifications from AOCI to earnings	$4,286	$4,022

[1]	See Note 10 for a breakdown of the amortization cost between actuarial loss and prior service cost.

NOTE 12: EQUITY

In September 2012, we issued 60,855 shares of common stock as a final payment for a 2011 business acquisition.

During 2012, we reclassified the $10,764,000 stock election portion of our directors deferred compensation obligation from liability (current and noncurrent) to equity (capital in excess of par). The participants’ elections are irrevocable and the stock component must be settled in shares of our common stock.

There were no shares held in treasury as of March 31, 2013, December 31, 2012 and March 31, 2012. As of March 31, 2013, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

NOTE 13: SEGMENT REPORTING

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

SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended March 31
in millions	2013	2012
Total Revenues
Aggregates [1]
Segment revenues	$359.0	$355.6
Intersegment sales	(33.6)	(31.1)
Net sales	325.4	324.5
Concrete [2]
Segment revenues	99.9	92.5
Intersegment sales	0.0	(0.5)
Net sales	99.9	92.0
Asphalt Mix
Segment revenues	67.3	71.4
Net sales	67.3	71.4
Cement [3]
Segment revenues	22.7	20.5
Intersegment sales	(10.7)	(8.5)
Net sales	12.0	12.0
Totals
Net sales	504.6	499.9
Delivery revenues	33.6	36.0
Total revenues	$538.2	$535.9
Gross Profit
Aggregates	$24.8	$34.0
Concrete	(10.0)	(12.3)
Asphalt Mix	1.9	(0.6)
Cement	1.0	0.9
Total	$17.7	$22.0
Depreciation, Depletion, Accretion and Amortization [4]
Aggregates	$55.9	$62.4
Concrete	8.0	11.2
Asphalt Mix	2.0	2.2
Cement	3.9	4.0
Other	5.8	5.4
Total	$75.6	$85.2

[1] Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.
[2] Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.
[3] Includes cement and calcium products.

[4]    The allocation of indirect depreciation to our operating segments was changed in the fourth quarter of 2012 to better align the presentation with how management views information internally. The 2012 DDA&A amounts presented above have been revised to conform to the 2013 presentation.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended March 31
in thousands	2013	2012
Cash Payments
Interest (exclusive of amount capitalized)	$1,426	$175
Income taxes	584	1,816
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$5,404	$3,895

NOTE 15: GOODWILL

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2013 and 2012.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment from December 31, 2012 to March 31, 2013 are summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Gross Carrying Amount
Total as of December 31, 2012	$2,995,083	$0	$91,633	$252,664	$3,339,380
Goodwill of acquired businesses [1]	9,759	0	0	0	9,759
Goodwill of divested businesses [1]	(674)	0	0	0	(674)
Total as of March 31, 2013	$3,004,168	$0	$91,633	$252,664	$3,348,465
Accumulated Impairment Losses
Total as of December 31, 2012	$0	$0	$0	($252,664)	($252,664)
Total as of March 31, 2013	$0	$0	$0	($252,664)	($252,664)
Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2012	$2,995,083	$0	$91,633	$0	$3,086,716
Total as of March 31, 2013	$3,004,168	$0	$91,633	$0	$3,095,801

[1]	The goodwill of acquired/divested businesses relates to the 2013 acquisitions/divestitures discussed in Note 16.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

NOTE 16: ACQUISITIONS AND DIVESTITURES

In the first quarter of 2013, we acquired two aggregates production facilities for $60,212,000. As a result, we recognized $9,759,000 of goodwill and $800,000 of amortizable intangible assets (contractual rights in place), all of which will be deducted for income tax purposes over 15 years. The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period of 20 years. The purchase price allocation for this 2013 acquisition is preliminary and subject to adjustment.

In the first quarter of 2013, we sold an aggregates production facility and its related replacement reserve land previously classified as held for sale resulting in net pretax cash proceeds of $5,133,000 and a pretax gain of $2,802,000. Additionally, we sold equipment and other personal property from two idled prestress concrete production facilities in the first quarter of 2013 resulting in net pretax cash proceeds of $622,000 and a pretax gain of $457,000.

Pending divestitures (Aggregates segment — a previously mined and subsequently reclaimed tract of land and Ready-mix segment — a former site of a ready-mix facility) are presented in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2013 as assets held for sale and liabilities of assets held for sale. Likewise, pending divestitures as of December 31, 2012 (Aggregates segment — a previously mined and subsequently reclaimed tract of land, an aggregates production facility and its related replacement reserve land, and Ready-mix segment — a former site of a ready-mix facility) are presented in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2012 as assets held for sale and liabilities of assets held for sale. We expect the sales to occur during 2013. The major classes of assets and liabilities of assets classified as held for sale are as follows:

in thousands	March 31 2013	December 31 2012	March 31 2012
Held for Sale
Current assets	$0	$809	$0
Property, plant & equipment, net	12,929	14,274	0
Total assets held for sale	$12,929	$15,083	$0
Noncurrent liabilities	$0	$801	$0
Total liabilities of assets held for sale	$0	$801	$0

In the first quarter of 2012, we sold real estate resulting in net pretax cash proceeds of $9,691,000 and a pretax gain of $5,979,000.

NOTE 17: NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

NEW DISCLOSURE REQUIREMENTS ON OFFSETTING ASSETS AND LIABILITIES As of and for the interim period ended March 31, 2013, we adopted Accounting Standards Update (ASU) No. ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This ASU creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial and derivative instruments. The scope of instruments covered under this ASU was further clarified in the January 2013 issuance of ASU 2013-01,“Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” These new disclosures are designed to facilitate comparisons between financial statements prepared under U.S. GAAP and those prepared under IFRS. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

AMENDMENTS ON INDEFINITE-LIVED INTANGIBLE ASSET IMPAIRMENT TESTING As of and for the interim period ended March 31, 2013, we adopted ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amends the impairment testing guidance in ASC 350-30, “General Intangibles Other Than Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing an indefinite-lived intangible asset for impairment. Further testing would be required only if, on the basis of the qualitative factors, an entity determines that the fair value of the intangible asset is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revises the examples of events and circumstances that an entity should consider when determining if an interim impairment test is required. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

PRESENTATION OF OTHER COMPREHENSIVE INCOME As of the annual period ended December 31, 2011, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard eliminates the option to present components of other comprehensive income (OCI) as part of the statement of equity. The amendments in this standard require that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in the Consolidated Statement of Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassification out of accumulated other comprehensive income. Our accompanying Condensed Consolidated Statements of Comprehensive Income and Note 11 conform to the presentation requirements of these standards.

ACCOUNTING STANDARDS PENDING ADOPTION

GUIDANCE FOR OBLIGATIONS RESULTING FROM JOINT AND SEVERAL LIABILITY ARRANGEMENTS In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” which provides guidance for the recognition, measurement and disclosure of such obligations that are within the scope of the ASU. Obligations within the scope of this ASU include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Under this ASU, an entity (1) recognizes such obligations at the inception of the arrangement, (2) measures such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors and (3) discloses the nature and amount of such obligations as well as other information about those obligations. This ASU is effective for all prior periods in fiscal years beginning on or after December 15, 2013, with retrospective application required. We will adopt this standard as of and for the interim period ending March 31, 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

EXECUTIVE SUMMARY

FINANCIAL HIGHLIGHTS FOR FIRST QUARTER 2013

¡	Shipment levels in all major product lines were in line with our first quarter expectations

¡

Aggregates shipments were 5% lower than last year’s first quarter, which benefited from unseasonably warm and dry weather while 2013 experienced wetter winter weather. Aggregates shipments were 4% higher than the first quarter of 2011, which experienced normal seasonal weather

¡	Volumes in ready-mixed concrete and cement increased 6% and 14%, respectively, due to improving levels of private construction

¡	Aggregates pricing increased 5% versus the prior year

¡	Gross profit was $17.7 million as compared to $22.0 million in the prior year and a loss of $7.1 million in the first quarter of 2011

¡	Net earnings were a loss of $0.42 per diluted share versus a loss of $0.40 per diluted share in the prior year

¡	Adjusted EBITDA was $26.2 million as compared to $47.5 million in the prior year

Our operating segments performed as expected in the first quarter and we remain on track to achieve earnings improvement again in 2013. Aggregates segment gross profit, while down versus the prior year, was in line with our expectations and up sharply versus the first quarter of 2011. We expected first quarter aggregates shipments to be lower than last year when shipments increased 10% due to favorable weather and the timing of shipments to several large projects. Demand for our products in many of our key markets continues to benefit from recovery in private construction activity, particularly residential. Most notably, we realized double-digit percentage increases in first quarter aggregates shipments in Arizona, California and Florida — driven by demand from housing. In other key markets, particularly Texas, shipments also increased, reflecting broad-based recovery across all end markets. Housing starts, as measured on a seasonally adjusted annual rate, are now more than 1 million indicating the beginnings of a broad-based recovery in residential construction. Growth in residential construction activity, and its traditional follow-on impact to private nonresidential construction, underpins our expectations for volume and earnings improvement in 2013.

We believe economic and construction-related fundamentals that drive demand for our products are continuing to improve from the historically low levels created by the economic downturn. Leading indicators of private construction activity continue to improve. Residential housing starts in the U.S. are up sharply from a year ago and contract awards for private nonresidential building, measured in square feet, are up 16%. Consequently, aggregates demand in private construction is growing. Importantly, we are seeing significant housing start growth in several key states, including Florida, Texas, California, Georgia and Arizona. Growth in residential construction has historically been a leading indicator of other construction end uses.

The passage of the federal highway bill, MAP-21, in July 2012 is providing stability and predictability to future highway funding. New highway projects, as measured by trailing twelve month contract awards, increased 1% versus the prior year’s level — the first year-over-year growth since January 2011. The large increase in TIFIA funding contained in the new highway bill should also positively impact future demand.

In 2012, our Board approved a Planned Asset Sales initiative with targeted net proceeds of approximately $500 million through the sale of non-core assets. To date, we have achieved $174.4 million of net proceeds including $5.8 million in the first quarter of 2013 as described in Note 16 to the condensed consolidated financial statements. The sales are consistent with our strategic focus on building leading aggregates positions in markets with above-average long-term demand growth. The ultimate composition and timing of such transactions is difficult to project. The proceeds of these sales will be used to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Generally Accepted Accounting Principles (GAAP) does not define “free cash flow,” “segment cash gross profit” and “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP. Likewise, segment cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company’s ability to incur and service debt. We use free cash flow, segment cash gross profit, EBITDA and other such measures to assess liquidity and the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period and provide the earnings per share impact of these adjustment for the convenience of the investment community. We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

FREE CASH FLOW

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended March 31
in millions	2013	2012
Net cash provided by (used for) operating activities	($12.9)	$29.1
Purchases of property, plant & equipment	(26.8)	(18.8)
Free cash flow	($39.7)	$10.3

SEGMENT CASH GROSS PROFIT

Segment cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit.

	Three Months Ended March 31
in millions, except per ton data	2013	2012
Aggregates segment
Gross profit	$24.8	$34.0
DDA&A	55.9	62.4
Aggregates segment cash gross profit	$80.7	$96.4
Unit shipments - tons	27.9	29.5
Aggregates segment cash gross profit per ton	$2.90	$3.27
Concrete segment
Gross profit	($10.0)	($12.3)
DDA&A	8.0	11.2
Concrete segment cash gross profit	($2.0)	($1.1)
Asphalt Mix segment
Gross profit	$1.9	($0.6)
DDA&A	2.0	2.2
Asphalt Mix segment cash gross profit	$3.9	$1.6
Cement segment
Gross profit	$1.0	$0.9
DDA&A	3.9	4.0
Cement segment cash gross profit	$4.9	$4.9

EBITDA AND ADJUSTED EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended March 31
in millions	2013	2012
Net loss	($54.8)	($52.1)
Benefit from income taxes	(38.8)	(38.4)
Interest expense, net	52.8	52.3
Earnings on discontinued operations, net of taxes	(6.8)	(5.0)
Depreciation, depletion, accretion and amortization	75.5	85.2
EBITDA	$27.9	$42.0
Gain on sale of real estate and businesses	($3.2)	($6.0)
Restructuring charges	1.5	1.4
Exchange offer costs	0.0	10.1
Adjusted EBITDA	$26.2	$47.5

EPS AND ADJUSTED EPS

EPS is an acronym for Earnings Per Share, a GAAP measure of performance. The table below adjusts this GAAP measure for the same items as noted in the Adjusted EBITDA table above.

	Three Months Ended March 31
	2013	2012
Diluted Earnings (Loss) Per Share
Net loss	($0.42)	($0.40)
Less: Discontinued operations earnings	0.05	0.04
Continuing operations loss	($0.47)	($0.44)
Gain on sale of real estate and businesses	(0.02)	(0.03)
Restructuring charges	0.01	0.01
Exchange offer costs	0.00	0.05
Adjusted EPS - continuing operations	($0.48)	($0.41)

RESULTS OF OPERATIONS

Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review our consolidated results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table shows net earnings in relationship to net sales, cost of goods sold, operating earnings, EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULTS

	Three Months Ended March 31
in millions, except per share data	2013	2012
Net sales	$504.6	$499.9
Cost of goods sold	486.9	477.9
Gross profit	$17.7	$22.0
Operating loss	($50.1)	($46.3)
Loss from continuing operations before income taxes	($100.4)	($95.4)
Loss from continuing operations	($61.6)	($57.1)
Earnings on discontinued operations, net of taxes	6.8	5.0
Net loss	($54.8)	($52.1)
Basic earnings (loss) per share
Continuing operations	($0.47)	($0.44)
Discontinued operations	0.05	0.04
Basic net earnings (loss) per share	($0.42)	($0.40)
Diluted earnings (loss) per share
Continuing operations	($0.47)	($0.44)
Discontinued operations	0.05	0.04
Basic net earnings (loss) per share	($0.42)	($0.40)
EBITDA	$27.9	$42.0
Adjusted EBITDA	$26.2	$47.5

FIRST QUARTER 2013 COMPARED TO FIRST QUARTER 2012

First quarter net sales were $504.6 million, up 1% from the first quarter of 2012. Shipments were down in aggregates (-6%) and asphalt mix (-4%) and up in ready-mixed concrete (+6%) and cement (+14%). Pricing was up in aggregates (+5%) and cement (+6%) and essentially flat in ready-mixed concrete and asphalt mix.

Results for the first quarter of 2013 were a net loss of $54.8 million, or $0.42 per diluted share, compared to a net loss of $52.1 million, or $0.40 per diluted share in the first quarter of 2012. Each period’s results were impacted by discrete items, as follows:

¡	The first quarter of 2013 results include a pretax gain of $3.2 million related to the sale of real estate and businesses, and $1.5 million of restructuring charges

¡

The first quarter of 2012 results include a pretax gain of $6.0 million related to the sale of real estate and businesses, a $3.7 million gain resulting from the settlement of a take-or-pay contract dispute with the Florida Department of Transportation (net of $0.6 million of legal fees), $1.4 million of restructuring charges, and $10.1 million of exchange offer costs

CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the first quarter of 2013 versus the first quarter of 2012 are summarized below:

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

in millions

First quarter 2012	($95.4)
Lower aggregates gross profit due to
Higher selling prices	13.1
Higher costs and other items	(12.9)
Lower volumes	(9.4)
Higher concrete gross profit	2.3
Higher asphalt mix gross profit	2.5
Higher cement gross profit	0.1
Lower selling, administrative and general expense	0.3
Lower gain on sale of property, plant & equipment and businesses	(2.4)
Higher restructuring charges	(0.1)
Exchange offer costs - 2012	10.1
Higher interest expense	(0.5)
All other	(8.1)
First quarter 2013	($100.4)

Aggregates segment gross profit was $24.8 million versus $34.0 million in the prior year’s first quarter. Aggregates pricing increased 5% versus the prior year and helped offset the earnings effect of lower volumes. Price improvement was broad-based with virtually all of our markets realizing higher pricing versus the prior year. Aggregates shipments in Arizona, California, Florida and North Carolina showed strength, each increasing by at least 10% versus the prior year. Sales volumes at our remotely-served sales yards along the central Gulf Coast also benefited from stronger demand, increasing approximately 25% versus the prior year. Shipments in the Midwest, Tennessee and Virginia were sharply lower versus the prior year. In the first quarter of 2012, volumes in these markets were boosted significantly by favorable weather and several large projects underway.

Unfavorable weather, lower production volumes and a geographic mix shift to remotely-supplied coastal sales yards distorted year-over-year cash cost comparisons. Additionally, planned cash costs for routine expenditures necessary to prepare for the start of seasonal construction activity increased versus the prior year. For example, repair and maintenance costs increased $4.0 million versus the prior year. These cost increases in the first quarter were consistent with our operating plan.

Concrete segment gross profit was a loss of $10.0 million, an improvement of $2.3 million from the first quarter of 2012. Shipments of ready-mixed concrete increased 6% from the prior year as pricing remained essentially flat.

Asphalt Mix segment gross profit was $1.9 million versus a loss of $0.6 million in the prior year. Unit profitability, as measured by materials margin, increased 19% due in part to a 7% decrease in the unit cost of liquid asphalt.

Cement segment gross profit of $1.0 million was up $0.1 million from the comparable 2012 level as both shipments (+14%) and pricing (+6%) improved from first quarter 2012.

Selling, administrative and general expenses of $64.7 million were essentially flat compared with the prior year.

Gain on sale of property, plant & equipment and businesses was $4.1 million in the first quarter of 2013 compared to $6.5 million in the first quarter of 2012. As detailed in Note 16 to the condensed consolidated financial statements, divestitures in the first quarter of 2013 accounted for a $3.3 million pretax gain while divestitures in the first quarter of 2012 accounted for a $6.0 million pretax gain.

For details on the restructuring charges ($1.5 million versus $1.4 million) and exchange offer costs ($0.0 million versus $10.1 million) see Note 1 to the condensed consolidated financial statements.

We incurred other operating expense of $5.7 million in the first quarter of 2013 as compared to other operating income of $1.6 million in the first quarter of 2012. This $7.3 million increase in other operating expense resulted primarily from the aforementioned $4.3 million gain in the first quarter of 2012 resulting from the settlement of a take-or-pay contract dispute with the Florida Department of Transportation.

We recorded income tax benefits from continuing operations of $38.8 million in the first quarter of 2013 compared to $38.4 million in the first quarter of 2012. In the first quarters of 2013 and 2012, income taxes were calculated based on the year-to-date effective tax rate discussed in Note 3 to the condensed consolidated financial statements.

DISCONTINUED OPERATIONS — First quarter 2013 pretax earnings from discontinued operations of $11.2 million were a result of an $11.7 million 5CP earn-out gain (net of transaction costs) partially offset by general and product liability costs, including legal defense cost and environmental remediation costs associated with our former Chemicals business. First quarter 2012 pretax earnings from discontinued operations of $8.2 million were a result of an $10.2 million 5CP earn-out gain (net of transaction costs) partially offset by general and product liability costs, including legal defense cost and environmental remediation costs. For additional details, see Note 2 to the condensed consolidated financial statements.

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

CASH

Included in our March 31, 2013 cash and cash equivalents balance of $188.1 million is $52.5 million of cash held at one of our foreign subsidiaries. The majority of this $52.5 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is limited to our foreign operations unless we loan the cash to our domestic parent company. Any such loan would be structured at arms length and subject to the applicable statutes of the Internal Revenue Code.

CASH FROM OPERATING ACTIVITIES

Net cash provided by (used for) operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Three Months Ended March 31
in millions	2013	2012
Net loss	($54.8)	($52.1)
Depreciation, depletion, accretion and amortization	75.6	85.2
Net gain on sale of property, plant & equipment and businesses	(17.1)	(17.9)
Other operating cash flows, net	(16.6)	13.9
Net cash provided by (used for) operating activities	($12.9)	$29.1

As noted in the table above, net cash provided by operating activities decreased $42.0 million for the three months ended March 31, 2013 compared to the same period of 2012. At $20.8 million, net earnings before noncash deductions for depreciation, depletion, accretion and amortization for the first quarter of 2013 was down $12.3 million compared to the first quarter of 2012. The remaining variance to prior year is due primarily to changes in working capital accounts.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used for investing activities was $67.3 million during the three months ended March 31, 2013, a $71.1 million decrease compared to the $3.8 million of cash provided by investing activities in the prior year. This decrease in investing cash flows resulted largely from a $68.2 million increase in purchases of property, plant & equipment and businesses. In the first quarter of 2013, we acquired two aggregates production facilities for $60.2 million. This acquisition is consistent with our strategic focus on building aggregates positions in markets with above average long-term demand growth.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used for financing activities was $7.3 million during the three months ended March 31, 2013, a decrease of $9.7 million compared to $2.4 million of cash provided by financing activities in 2012. Financing cash flows for the first quarter of 2013 include a $9.9 increase in payments of current maturities of long-term debt. In January 2013, we made scheduled debt payments of $10.0 million to retire the 8.70% medium-term note.

DEBT

Certain debt measures are outlined below:

dollars in millions	March 31 2013	December 31 2012	March 31 2012
Debt
Current maturities of long-term debt	$140.6	$150.6	$144.7
Long-term debt	2,525.4	2,526.4	2,669.8
Total debt	$2,666.0	$2,677.0	$2,814.5
Capital
Total debt	$2,666.0	$2,677.0	$2,814.5
Equity	3,714.9	3,761.1	3,745.6
Total capital	$6,380.9	$6,438.1	$6,560.1
Total Debt as a Percentage of
Total Capital	41.8%	41.6%	42.9%
Weighted-average Effective Interest Rates
Bank line of credit [1]	N/A	N/A	N/A
Long-term debt excluding bank line of credit	7.71%	7.71%	7.30%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.5%	99.5%	99.5%
Floating-rate debt	0.5%	0.5%	0.5%

[1] There were no borrowings at any of the periods presented above. However, we pay fees for unused borrowing capacity and are amortizing deferred finance costs.

Our $140.6 million of current maturities of long-term debt as of March 31, 2013 is due as follows:

in millions	Current Maturities
Second quarter 2013	$140.5
Third quarter 2013	0.0
Fourth quarter 2013	0.1
First quarter 2014	0.0

We expect to retire the maturities using existing cash, cash generated from operations or by drawing on our bank line of credit.

In March 2013 we proactively amended our bank line of credit to extend its term from December 15, 2016 to March 12, 2018 and to reduce its capacity from $600.0 million to $500.0 million. The line of credit is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $500.0 million at any point in time.

Utilization of the borrowing capacity under our line of credit as of March 31, 2013:

¡	none was drawn

¡	$56.9 million of borrowing capacity was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.00% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Letters of credit issued under the line of credit are charged a fee equal to the applicable margin for borrowings. As of March 31, 2013, the applicable margin was 1.50%.

DEBT RATINGS

Our debt ratings and outlooks as of March 31, 2013 are summarized below:

	Rating/Outlook	Date		Description

Short-term Debt
Moody’s	not prime/negative	9/16/2011		outlook changed from stable to negative

Long-term Debt
Moody’s	Ba3/negative	7/12/2012		downgraded from Ba2/negative
Standard & Poor’s	BB/stable	6/11/2012	[1]	outlook changed from watch positive to stable

[1] Rating/outlook reaffirmed December 14, 2012.

EQUITY

Our common stock issuances are summarized below:

in thousands	March 31 2013	December 31 2012	March 31 2012
Common stock shares at beginning of year issued and outstanding	129,721	129,245	129,245
Common Stock Issuances
Acquisitions	0	61	0
Share-based compensation plans	231	415	144
Common stock shares at end of period issued and outstanding	129,952	129,721	129,389

During 2012, we issued 60,855 shares of common stock as a final payment for a 2011 business acquisition.

There were no shares held in treasury as of March 31, 2013, December 31, 2012 and March 31, 2012. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of March 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

¡	results of operations

¡	financial position

¡	liquidity

¡	capital expenditures

¡	capital resources

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 8 to the condensed consolidated financial statements.

CASH CONTRACTUAL OBLIGATIONS

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K).

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

We believe that the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2013.

NEW ACCOUNTING STANDARDS

For a discussion of the accounting standards recently adopted or pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 17 to the condensed consolidated financial statements.

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

¡	uncertainties as to the timing and valuations that may be realized or attainable with respect to planned asset sales

¡	general economic and business conditions

¡	the timing and amount of federal, state and local funding for infrastructure

¡	the effects of the sequestration on demand for our products in markets that may be subject to decreases in federal spending

¡	changes in our effective tax rate

¡

the increasing reliance on information technology infrastructure for our ticketing procurement, financial statements and other processes can adversely affect operations in the event that the infrastructure does not work as intended or experience technical difficulties

¡	the impact of the state of the global economy on our business and financial condition and access to capital markets

¡	changes in the level of spending for residential and private nonresidential construction

¡	the highly competitive nature of the construction materials industry

¡	the impact of future regulatory or legislative actions

¡	the outcome of pending legal proceedings

¡	pricing of our products

¡	weather and other natural phenomena

¡	energy costs

¡	costs of hydrocarbon-based raw materials

¡	healthcare costs

¡	the amount of long-term debt and interest expense we incur

¡	changes in interest rates

¡	the impact of our below investment grade debt rating on our cost of capital

¡	volatility in pension plan asset values and liabilities which may require cash contributions to the pension plans

¡	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses

¡	our ability to secure and permit aggregates reserves in strategically located areas

¡	our ability to manage and successfully integrate acquisitions

¡	the potential of goodwill or long-lived asset impairment

¡	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals

¡	other assumptions, risks and uncertainties detailed from time to time in our periodic reports

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

At March 31, 2013, the estimated fair value of our long-term debt instruments including current maturities was $2,991.8 million compared to a book value of $2,666.0 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $151.0 million.

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

ITEM 4

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the first quarter of 2013.

PART II   OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2012.

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

VULCAN MATERIALS COMPANY

Date May 7, 2013	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date May 7, 2013	/s/ Daniel F. Sansone Daniel F. Sansone Executive Vice President, Chief Financial Officer (Principal Financial Officer)