Form 10-Q
period 2013-06-30
Vulcan Materials CO
filed 2013-08-06
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
(205) 298-3000 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2013 129,963,192

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2013 Contents

part I   financial information

                                    ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	June 30	December 31	June 30
in thousands	2013	2012	2012
Assets
Cash and cash equivalents	$ 86,979	$ 275,478	$ 158,301
Accounts and notes receivable
Accounts and notes receivable, gross	410,021	303,178	397,506
Less: Allowance for doubtful accounts	(5,339)	(6,198)	(7,375)
Accounts and notes receivable, net	404,682	296,980	390,131
Inventories
Finished products	266,489	262,886	266,265
Raw materials	29,863	27,758	24,457
Products in process	5,415	5,963	3,974
Operating supplies and other	38,720	38,415	39,910
Inventories	340,487	335,022	334,606
Current deferred income taxes	39,275	40,696	43,357
Prepaid expenses	27,300	21,713	24,840
Assets held for sale	12,926	15,083	0
Total current assets	911,649	984,972	951,235
Investments and long-term receivables	43,194	42,081	28,506
Property, plant & equipment
Property, plant & equipment, cost	6,730,505	6,666,617	6,697,685
Reserve for depreciation, depletion & amortization	(3,519,862)	(3,507,432)	(3,419,174)
Property, plant & equipment, net	3,210,643	3,159,185	3,278,511
Goodwill	3,086,219	3,086,716	3,086,716
Other intangible assets, net	698,471	692,532	694,972
Other noncurrent assets	170,048	161,113	140,135
Total assets	$ 8,120,224	$ 8,126,599	$ 8,180,075
Liabilities
Current maturities of long-term debt	$ 161	$ 150,602	$ 285,152
Short-term debt	100,000	0	0
Trade payables and accruals	128,142	113,337	171,834
Other current liabilities	163,466	171,671	159,481
Liabilities of assets held for sale	0	801	0
Total current liabilities	391,769	436,411	616,467
Long-term debt	2,524,420	2,526,401	2,528,387
Noncurrent deferred income taxes	664,967	657,367	687,337
Deferred revenue	73,068	73,583	0
Other noncurrent liabilities	652,480	671,775	604,948
Total liabilities	4,306,704	4,365,537	4,437,139
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Issued 129,963, 129,721 and 129,393 shares, respectively	129,963	129,721	129,393
Capital in excess of par value	2,592,239	2,580,209	2,560,824
Retained earnings	1,247,984	1,276,649	1,261,501
Accumulated other comprehensive loss	(156,666)	(225,517)	(208,782)
Total equity	3,813,520	3,761,062	3,742,936
Total liabilities and equity	$ 8,120,224	$ 8,126,599	$ 8,180,075
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited		June 30		June 30
in thousands, except per share data	2013	2012	2013	2012
Net sales	$ 696,078	$ 648,890	$ 1,200,632	$ 1,148,741
Delivery revenues	42,655	45,246	76,263	81,277
Total revenues	738,733	694,136	1,276,895	1,230,018
Cost of goods sold	563,183	542,951	1,050,082	1,020,844
Delivery costs	42,655	45,246	76,263	81,277
Cost of revenues	605,838	588,197	1,126,345	1,102,121
Gross profit	132,895	105,939	150,550	127,897
Selling, administrative and general expenses	64,902	61,914	129,557	126,826
Gain on sale of property, plant & equipment
and businesses, net	23,410	13,152	27,520	19,678
Restructuring charges	0	(4,551)	(1,509)	(5,962)
Exchange offer costs	0	(32,060)	0	(42,125)
Other operating income (expense), net	(4,537)	(904)	(10,196)	720
Operating earnings (loss)	86,866	19,662	36,808	(26,618)
Other nonoperating income (expense), net	286	(709)	2,658	2,391
Interest expense, net	50,873	53,687	103,623	105,954
Earnings (loss) from continuing operations
before income taxes	36,279	(34,734)	(64,157)	(130,181)
Provision for (benefit from) income taxes	6,151	(17,749)	(32,666)	(56,145)
Earnings (loss) from continuing operations	30,128	(16,985)	(31,491)	(74,036)
Earnings (loss) on discontinued operations, net of tax	(1,356)	(1,298)	5,427	3,700
Net earnings (loss)	$ 28,772	$ (18,283)	$ (26,064)	$ (70,336)
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	835	955	1,689	1,893
Adjustment for funded status of pension plans	60,299	0	60,299	0
Amortization of pension and postretirement benefit
plans actuarial loss and prior service cost	3,431	3,084	6,863	6,168
Other comprehensive income	64,565	4,039	68,851	8,061
Comprehensive income (loss)	$ 93,337	$ (14,244)	$ 42,787	$ (62,275)
Basic earnings (loss) per share
Continuing operations	$ 0.23	$ (0.13)	$ (0.24)	$ (0.57)
Discontinued operations	(0.01)	(0.01)	0.04	0.03
Net earnings (loss) per share	$ 0.22	$ (0.14)	$ (0.20)	$ (0.54)
Diluted earnings (loss) per share
Continuing operations	$ 0.23	$ (0.13)	$ (0.24)	$ (0.57)
Discontinued operations	(0.01)	(0.01)	0.04	0.03
Net earnings (loss) per share	$ 0.22	$ (0.14)	$ (0.20)	$ (0.54)
Weighted-average common shares outstanding
Basic	130,250	129,676	130,219	129,634
Assuming dilution	131,332	129,676	130,219	129,634
Cash dividends per share of common stock	$ 0.01	$ 0.01	$ 0.02	$ 0.02
Depreciation, depletion, accretion and amortization	$ 76,961	$ 84,116	$ 152,557	$ 169,283
Effective tax rate from continuing operations	17.0%	51.1%	50.9%	43.1%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited		June 30
in thousands	2013	2012
Operating Activities
Net loss	$ (26,064)	$ (70,336)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation, depletion, accretion and amortization	152,557	169,283
Net gain on sale of property, plant & equipment and businesses	(40,550)	(31,014)
Contributions to pension plans	(2,308)	(2,248)
Share-based compensation	11,102	3,601
Deferred tax provision	(31,581)	(51,613)
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(108,295)	(20,033)
Other, net	(206)	(701)
Net cash used for operating activities	(45,345)	(3,061)
Investing Activities
Purchases of property, plant & equipment	(60,041)	(33,584)
Proceeds from sale of property, plant & equipment	2,517	26,069
Proceeds from sale of businesses, net of transaction costs	52,908	11,827
Payment for businesses acquired, net of acquired cash	(89,951)	0
Other, net	2	49
Net cash provided by (used for) investing activities	(94,565)	4,361
Financing Activities
Proceeds from line of credit	111,000	0
Payment of current maturities and long-term debt	(161,477)	(105)
Dividends paid	(2,598)	(2,590)
Proceeds from exercise of stock options	3,598	3,524
Other, net	888	333
Net cash provided by (used for) financing activities	(48,589)	1,162
Net increase (decrease) in cash and cash equivalents	(188,499)	2,462
Cash and cash equivalents at beginning of year	275,478	155,839
Cash and cash equivalents at end of period	$ 86,979	$ 158,301
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the statements.

notes to condensed consolidated financial statements

Note 1: summary of significant accounting policies

NATURE OF OPERATIONS

Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation's largest producer of construction aggregates, primarily crushed stone, sand and gravel; a major producer of asphalt mix and ready-mixed concrete, and a leading producer of cement in Florid

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our condensed consolidated balance sheet as of December 31, 2012 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2013 presentation.

RESTRUCTURING CHARGES

In 2012, our Board approved a Profit Enhancement Plan that further leveraged our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During the first six months of 2013 and 2012, we incurred $1,509,000 and $5,962,000, respectively, of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We do not anticipate any future material charges related to this Profit Enhancement Plan.

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

In response to Martin Marietta’s actions, we have incurred legal, professional and other costs of $45,607,000 to date, of  which $42,125,000 was incurred during the first six months of 2012. As of June 30, 2013, $43,107,000 of the incurred costs was paid. We do not anticipate any future material charges related to this exchange offer.

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Weighted-average common shares
outstanding	130,250	129,676	130,219	129,634
Dilutive effect of
Stock options/SOSARs	442	0	0	0
Other stock compensation plans	640	0	0	0
Weighted-average common shares
outstanding, assuming dilution	131,332	129,676	130,219	129,634

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: three months ended June 30, 2012 — 341,000, six months ended June 30, 2013 — 1,113,000 and six months ended June 30, 2012 — 372,000,

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Antidilutive common stock equivalents	2,899	5,054	2,899	5,053

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

Proceeds under the second earn-out agreement were based on the performance of the hydrochlorocarbon product HCC-240fa (commonly referred to as 5CP) from the closing of the transaction through December 31, 2012 (5CP earn-out). The primary determinant of the value for this earn-out is the level of growth in 5CP sales volume.

In March 2013, we received a payment of $13,031,000 under the 5CP earn-out related to performance during 2012, the final year of the earn-out agreement. During 2012, we received $11,336,000 in the first quarter and $33,000 in the third quarter under the 5CP earn-out related to the year ended December 31, 2011. Through June 30, 2013, we have received a total of $79,391,000 under the 5CP earn-out, a total of $46,290,000 in excess of the receivable recorded on the date of disposition.

We are liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on the prior year’s 5CP earn-out results. We expect the 2013 payout will be $1,303,000 and have accrued this amount as of June 30, 2013. In comparison, we had accrued $1,134,000 as of June 30, 2012.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Discontinued Operations
Pretax loss	$ (2,221)	$ (2,097)	$ (2,761)	$ (4,077)
Gain on disposal, net of transaction bonus	0	0	11,728	10,203
Income tax (provision) benefit	865	799	(3,540)	(2,426)
Earnings (loss) on discontinued operations,
net of income taxes	$ (1,356)	$ (1,298)	$ 5,427	$ 3,700

The pretax losses from discontinued operations noted above were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

Note 3: Income Taxes

Our estimated annual effective tax rate (EAETR) is based on full year expectations of pretax book earnings, statutory tax rates,  permanent differences such as percentage depletion and tax planning alternatives available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we calculate our quarterly income tax provision in accordance with the EAETR.  Each quarter, we update our EAETR based on our revised full year expectation of pretax book earnings and calculate the income tax provision or benefit so that the year-to-date income tax provision reflects the EAETR. Significant judgment is required in determining our EAETR.

When expected pretax book earnings or loss for the full year is at or near breakeven, the EAETR can distort the income tax provision for an interim period due to the size and nature of our permanent differences. In these circumstances, we calculate the interim income tax provision or benefit using the year-to-date effective tax rate. This method results in an income tax provision or benefit based solely on the year-to-date pretax book earnings or loss as adjusted for permanent differences on a pro rata basis. In the second quarters of 2013 and 2012, income taxes were calculated based on the year-to-date effective tax rate.

We recorded an income tax provision from continuing operations of $6,151,000 in the second quarter of 2013 compared to an income tax benefit from continuing operations of $17,749,000 in the second quarter of 2012. The change in our income tax provision for the second quarter resulted largely from applying the statutory rate to the increase in our pretax book earnings.

We recorded income tax benefits from continuing operations of $32,666,000 for the six months ended June 30, 2013 compared to $56,145,000 for the six months ended June 30, 2012. The decrease in our income tax benefit for the six month period resulted largely from applying the statutory rate to the decrease in our pretax book loss.

We recognize an income tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our income tax provision includes the net impact of changes in the liability for unrecognized benefits and subsequent adjustments as we consider appropriate.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period.

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. A summary of our deferred tax assets is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2012.

On an annual basis, we perform a complete analysis of all forms of positive and negative evidence based on year end results. During each interim period, we update our annual analysis for significant changes to the positive and negative evidence.

Based on our second quarter 2013 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of the state net operating loss carryforwards for which a valuation allowance was previously recorded. For 2013, we project these state net operating loss carryforwards (and the associated valuation allowance) to increase by $7,517,000. This change in the valuation allowance is reflected as a component of our income tax provision.

In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced and we will record a benefit to earnings. Conversely, if we determine that it is more likely than not that we will not be able to realize a portion of our deferred tax assets, we will increase the valuation allowance and record a charge to earnings.

Note 4: deferred revenue

In the fourth quarter of 2012, we sold a percentage of the future production from aggregates reserves at certain owned and leased quarries. The sale was structured as a volumetric production payment (VPP) for which we received net cash proceeds of $73,583,000.  The proceeds were recorded as deferred revenue and are being amortized on a unit-of-sales basis to revenue over the term of the VPP. During the first quarter of 2013, we received additional cash proceeds of $62,000 related to this transaction. We recognized deferred revenue related to this transaction as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Deferred revenue recognition	$ 324	$ 0	$ 576	$ 0

Based on projected sales, we anticipate recognizing a range of $1,000,000 to $1,500,000 of deferred revenue during the 12-month period ending June 30, 2014.

The key terms of the VPP are:

▪	the purchaser has a nonoperating interest in reserves entitling them to a specified percentage (the percentage) of future production
▪

terminates at the earlier to occur of December 31, 2052 or the sale of 143.2 million tons of aggregates from the specified quarries subject to the VPP (as such, the future production in which the purchaser owns the percentage could be less than 143.2 million tons);  based on historical and projected volumes from the specified quarries, it is expected that 143.2 million tons will be sold prior to 2052

▪

the purchaser's percentage of the maximum 143.2 million tons of future production is estimated, based on current sales volume projection, to be 10.5% (approximately 15 million tons); the actual percentage received by the purchaser through the term of the transaction may vary based on when the maximum 143.2 million tons is sold

▪	there is no minimum annual or cumulative production or sales volume, nor any minimum sales price required
▪

the purchaser has the right to take its percentage of future production in physical product, or receive the cash proceeds from the sale of its percentage of future production under the terms of a separate marketing agreement

▪	the purchaser's percentage of future production is conveyed free and clear of future costs of production and sales
▪	we retain full operational and marketing control of the specified quarries
▪	we retain fee simple interest in the land as well as any residual values that may be realized upon the conclusion of mining

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1
	June 30	December 31	June 30
in thousands	2013	2012	2012
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 13,689	$ 13,349	$ 14,404
Equities	10,638	9,843	7,726
Total	$ 24,327	$ 23,192	$ 22,130

Level 2
	June 30	December 31	June 30
in thousands	2013	2012	2012
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,507	$ 2,265	$ 384
Total	$ 1,507	$ 2,265	$ 384

We have established two Rabbi Trusts for the purpose of providing a level of security for the employee nonqualified retirement and deferred compensation plans and for the directors' nonqualified deferred compensation plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds and equity securities for which quoted prices in active markets are available. Level 2 investments are stated at estimated fair value based on the underlying investments in those funds (short-term, highly liquid assets in commercial paper, short-term bonds and certificates of deposit).

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

Assets that were subject to fair value measurement on a nonrecurring basis are summarized below:

As of December 31, 2012
Impairment
in thousands	Level 3	Charges
Fair Value Nonrecurring
Assets held for sale (Note 16)	$ 10,559	$ 1,738
Totals	$ 10,559	$ 1,738

The fair values of the assets classified as held for sale were estimated based on the negotiated transaction values. The impairment charges represent the difference between the carrying value and the fair value, less costs to sell, of the assets.

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

		Three Months Ended		Six Months Ended
	Location on		June 30		June 30
in thousands	Statement	2013	2012	2013	2012
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (1,386)	$ (1,605)	$ (2,801)	$ (3,180)

For the 12-month period ending June 30, 2014, we estimate that $4,674,000 of the pretax loss in AOCI will be reclassified to earnings.

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

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 1,074	$ 1,004	$ 2,131	$ 1,992

Note 7: Debt

Debt is summarized as follows:

	June 30	December 31	June 30
in thousands	2013	2012	2012
Short-term Debt
Bank line of credit	$ 100,000	$ 0	$ 0
Total short-term debt	$ 100,000	$ 0	$ 0
Long-term Debt
5.60% notes due 2012 [1]	$ 0	$ 0	$ 134,535
6.30% notes due 2013 [2]	0	140,413	140,382
10.125% notes due 2015 [3]	152,317	152,718	153,100
6.50% notes due 2016 [4]	513,369	515,060	516,701
6.40% notes due 2017 [5]	349,897	349,888	349,878
7.00% notes due 2018 [6]	399,751	399,731	399,711
10.375% notes due 2018 [7]	248,757	248,676	248,599
7.50% notes due 2021 [8]	600,000	600,000	600,000
7.15% notes due 2037 [9]	239,557	239,553	239,549
Medium-term notes	6,000	16,000	16,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	933	964	1,084
Total long-term debt including current maturities	$ 2,524,581	$ 2,677,003	$ 2,813,539
Less current maturities	161	150,602	285,152
Total long-term debt	$ 2,524,420	$ 2,526,401	$ 2,528,387
Estimated fair value of long-term debt	$ 2,756,202	$ 2,766,835	$ 2,636,409
1	Includes decreases for unamortized discounts, as follows: June 30, 2012 — $22 thousand.
2	Includes decreases for unamortized discounts, as follows: December 31, 2012 — $30 thousand and June 30, 2012 —
	$62 thousand.
3	Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of
	interest rate swaps, as follows: June 30, 2013 — $2,543 thousand, December 31, 2012 — $2,983 thousand and June
	30, 2012 — $3,402 thousand. Additionally, includes decreases for unamortized discounts, as follows: June 30, 2013 —
	$226 thousand, December 31, 2012 — $265 thousand and June 30, 2012 — $302 thousand. The effective interest rate
	for these notes is 9.59%.
4	Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of
	interest rate swaps, as follows: June 30, 2013 — $13,369 thousand, December 31, 2012 — $15,060 thousand and
	June 30, 2012 — $16,701 thousand. The effective interest rate for these notes is 6.02%.
5	Includes decreases for unamortized discounts, as follows: June 30, 2013 — $103 thousand, December 31, 2012 —
	$112 thousand and June 30, 2012 — $122 thousand. The effective interest rate for these notes is 7.41%.
6	Includes decreases for unamortized discounts, as follows: June 30, 2013 — $249 thousand, December 31, 2012 —
	$269 thousand and June 30, 2012 — $289 thousand. The effective interest rate for these notes is 7.87%.
7	Includes decreases for unamortized discounts, as follows: June 30, 2013 — $1,243 thousand, December 31, 2012 —
	$1,324 thousand and June 30, 2012 — $1,401 thousand. The effective interest rate for these notes is 10.62%.
8	The effective interest rate for these notes is 7.75%.
9	Includes decreases for unamortized discounts, as follows: June 30, 2013 — $631 thousand, December 31, 2012 —
	$635 thousand and June 30, 2012 — $639 thousand. The effective interest rate for these notes is 8.05%.

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

Scheduled debt payments during the first six months of 2013 included $10,000,000 in January to retire the 8.70% medium-term note and $140,444,000 in June to retire the 6.30% notes. Scheduled debt payments during 2012 included $134,557,000 in November to retire the  5.60% notes.

In December 2011,  we entered into a $600,000,000 bank line of credit expiring on December 15, 2016. In March 2013, we proactively amended this line of credit to reduce its capacity to $500,000,000 and extend its term to March 12, 2018. The line of credit is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $500,000,000 at any point in time. As of June 30, 2013, our borrowing capacity was $235,507,000 (net of the $100,000,000 draw on our line of credit and $55,575,000 backing for standby letters of credit).

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.50% to 2.00% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings on our line of credit are shown as short-term due to our intent to repay within twelve months. The $100,000,000 draw on our line of credit as of June 30, 2013 carries an average interest rate of 2.03% which reflects an applicable margin for the LIBOR based borrowing of 1.75%.

Note 8: Commitments and Contingencies

LETTERS OF CREDIT

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our letters of credit are issued by banks that participate in our $500,000,000 line of credit, and reduce the borrowing capacity thereunder. We pay a fee for all letters of credit equal to the LIBOR margin (ranges from 1.50% to 2.00%) applicable to borrowings under the line of credit, plus 0.125%. Our standby letters of credit as of June 30, 2013 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 34,590
Industrial revenue bond	14,230
Reclamation/restoration requirements	6,755
Total	$ 55,575

LITIGATION AND ENVIRONMENTAL MATTERS

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

Perchloroethylene cases

We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. Vulcan is vigorously defending these cases:

▪

Suffolk County Water Authority — On July 29, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its breakdown products “have been and are contaminating and damaging Plaintiff's drinking water supply wells.” The plaintiff is seeking compensatory and punitive damages. The trial court ruled that any detectable amount of perc in a well constitutes a legal injury. We are appealing this and other rulings of the trial court. Discovery is ongoing. At this time, plaintiffs have not established that our perc was used at any specific dry cleaner or that we are liable for any alleged contamination.

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

lower passaic river matter

▪

NJDEP LITIGATION — In 2009, Vulcan and over 300 other parties were named as third-party defendants in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case originally brought by the New Jersey Department of Environmental Protection (NJDEP) in the New Jersey Superior Court. Vulcan was brought into the suit due to alleged discharges to the lower Passaic River (River) from the former Chemicals Division - Newark Plant. Vulcan owned and operated this site as a chloralkali plant from 1961-1974. In 1974, we sold the plant, although we continued to operate the plant for one additional year. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief. All defendants, with the exception of Occidental Chemical Corporation, have reached a tentative settlement agreement with the plaintiffs. Vulcan’s settlement amount is immaterial and has been fully accrued. Final approval of the settlement is pending.

▪

Lower Passaic River Study Area (Superfund Site) —  Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the River. Separately, the EPA issued a draft Focused Feasibility Study (FFS) that evaluated early action remedial alternatives for a portion of the River. The EPA has given a range of estimated costs for these alternatives between $0.9 billion and $3.5 billion, although estimates of the cost and timing of future environmental remediation requirements are inherently imprecise and subject to revision. The EPA has not released the final FFS. As an interim step related to the 2007 AOC, Vulcan and 69 other companies voluntarily entered into an Administrative Settlement Agreement and Order on Consent on June 18, 2012 with the EPA for remediation actions focused at River Mile 10.9 of the River. Our estimated costs related to this focused remediation action, based on an interim allocation, are immaterial and have been accrued. On June 25, 2012, the EPA issued a Unilateral Administrative Order for Removal Response Activities to Occidental Chemical Corporation ordering Occidental to participate and cooperate in this remediation action at River Mile 10.9.

At this time, we cannot reasonably estimate our liability related to this matter because the RI/FS is ongoing; the ultimate remedial approach and associated cost has not been determined; and the parties that will participate in funding the remediation and their respective allocations are not yet known.

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved, and a number of factors, including developments in ongoing discovery or adverse rulings, could cause actual losses to differ materially from accrued costs. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. Legal costs incurred in defense of lawsuits are expensed as incurred. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
ARO Operating Costs
Accretion	$ 2,817	$ 1,998	$ 4,823	$ 4,017
Depreciation	830	1,863	1,609	3,727
Total	$ 3,647	$ 3,861	$ 6,432	$ 7,744

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Asset Retirement Obligations
Balance at beginning of period	$ 156,458	$ 155,402	$ 150,072	$ 153,979
Liabilities incurred	65,587	45	65,587	45
Liabilities settled	(5,219)	(798)	(6,511)	(1,419)
Accretion expense	2,817	1,998	4,823	4,017
Revisions up (down), net	3,208	(6,234)	8,880	(6,209)
Balance at end of period	$ 222,851	$ 150,413	$ 222,851	$ 150,413

The ARO liabilities incurred during 2013 relate primarily to reclamation activities required under a  new development agreement and a new conditional use permit at an aggregates facility on owned property in Southern California.

Upward revisions to our ARO liability during 2013 are largely attributable to an adjacent aggregates facility on owned property near Los Angeles, California. The reclamation requirements at this property will result in the restoration and development of mined property into a 90 acre tract suitable for commercial and retail development. The estimated cost to fill and compact the property increased and the estimated settlement date decreased resulting in an upward revision to the ARO. Downward revisions to our ARO liability during 2012 relate primarily to extensions in the estimated settlement dates at numerous sites.

Note 10: Benefit Plans

We sponsor three funded, noncontributory defined benefit pension plans. These plans cover substantially all employees hired prior to July 15, 2007, other than those covered by union-administered plans. Benefits for the Salaried Plan are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan and the Chemicals Hourly Plan provide benefits equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. Effective July 15, 2007, we amended our defined benefit pension plans to no longer accept new participants. In May 2013, we announced that future accruals for salaried pension participants will cease effective December 31, 2013. This change included a special transition provision which will allow salaries or wages through December 31, 2015 to be considered in the participants’ benefit calculations. The announcement resulted in a curtailment and remeasurement of the salaried and nonqualified pension plans as of May 31, 2013 that will reduce our 2013 pension expense by approximately $7,600,000 (net of the one-time curtailment loss noted below) of which $800,000 relates to discontinued operations.  See Note 11 for the impact of this remeasurement to our pension plan funded status. The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$ 5,821	$ 5,588	$ 11,894	$ 11,175
Interest cost	10,291	10,799	20,637	21,597
Expected return on plan assets	(11,815)	(12,195)	(23,574)	(24,390)
Curtailment loss	855	0	855	0
Amortization of prior service cost	85	68	180	137
Amortization of actuarial loss	5,575	4,881	11,995	9,763
Net periodic pension benefit cost	$ 10,812	$ 9,141	$ 21,987	$ 18,282
Pretax reclassification from AOCI included in
net periodic pension benefit cost	$ 6,515	$ 4,949	$ 13,030	$ 9,900

In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. In the fourth quarter of 2012, we amended our postretirement healthcare plan to cap our portion of the medical coverage cost at the 2015 level. Effective July 15, 2007, we amended our salaried postretirement healthcare coverage to increase the eligibility age for early retirement coverage to age 62, unless certain grandfathering provisions were met. Substantially all our salaried employees and where applicable, hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, Company-provided healthcare benefits terminate when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first. The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$ 707	$ 1,167	$ 1,415	$ 2,333
Interest cost	815	1,562	1,630	3,124
Amortization of prior service credit	(1,216)	(168)	(2,432)	(337)
Amortization of actuarial loss	343	288	686	575
Net periodic postretirement benefit cost	$ 649	$ 2,849	$ 1,299	$ 5,695
Pretax reclassification from AOCI included in
net periodic postretirement benefit cost	$ (873)	$ 120	$ (1,746)	$ 238

The reclassifications from AOCI noted in the tables above are related to curtailment losses, amortization of prior service costs or credits and actuarial losses as shown in Note 11.

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

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2013	2012	2012
AOCI
Cash flow hedges	$ (26,481)	$ (28,170)	$ (30,093)
Pension and postretirement benefit plans	(130,185)	(197,347)	(178,689)
Total	$ (156,666)	$ (225,517)	$ (208,782)

Changes in AOCI, net of tax, for the six months ended June 30, 2013 are as follows:

	Gains and
	Losses on	Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2012	$ (28,170)	$ (197,347)	$ (225,517)
Other comprehensive income (loss)
before reclassifications [1]	0	60,299	60,299
Amounts reclassified from AOCI	1,689	6,863	8,552
Net current period OCI changes	1,689	67,162	68,851
Balance as of June 30, 2013	$ (26,481)	$ (130,185)	$ (156,666)
1	Remeasurement of the pension plan funded status resulting from the plan change as described in Note 10.

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2013	2012	2013	2012
Reclassification Adjustment for Cash Flow
Hedges
Interest expense	$ 1,386	$ 1,585	$ 2,801	$ 3,140
Benefit from income taxes	(551)	(630)	(1,112)	(1,247)
Total	$ 835	$ 955	$ 1,689	$ 1,893
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost [1]
Cost of goods sold	$ 4,553	$ 4,039	$ 9,010	$ 7,974
Selling, administrative and general expenses	1,089	1,030	2,274	2,164
Benefit from income taxes	(2,211)	(1,985)	(4,421)	(3,970)
Total	$ 3,431	$ 3,084	$ 6,863	$ 6,168
Total reclassifications from AOCI to earnings	$ 4,266	$ 4,039	$ 8,552	$ 8,061
1	See Note 10 for a breakdown of the reclassifications among the curtailment loss and amortization of actuarial loss and prior
	service cost.

Note 12: Equity

Changes in total equity for the six months ended June 30, 2013 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2012	$ 3,761,062
Net loss	(26,064)
Common stock issued
Share-based compensation plans	280
Share-based compensation expense	11,102
Excess tax benefits from share-based compensation	888
Cash dividends on common stock ($0.02 per share)	(2,598)
Other comprehensive income	68,851
Other	(1)
Balance at June 30, 2013	$ 3,813,520

There were no shares held in treasury as of June 30, 2013, December 31, 2012 and June 30, 2012. As of June 30,  2013,  3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended		Six Months Ended
		June 30		June 30
in millions	2013	2012	2013	2012
Total Revenues
Aggregates [1]
Segment revenues	$ 508.4	$ 471.1	$ 867.4	$ 826.8
Intersegment sales	(44.4)	(39.2)	(78.0)	(70.4)
Net sales	464.0	431.9	789.4	756.4
Concrete [2]
Segment revenues	120.3	103.0	220.2	195.5
Intersegment sales	0	(0.4)	0	(0.9)
Net sales	120.3	102.6	220.2	194.6
Asphalt Mix
Segment revenues	99.9	103.7	167.2	175.0
Net sales	99.9	103.7	167.2	175.0
Cement [3]
Segment revenues	23.8	20.3	46.5	40.8
Intersegment sales	(11.9)	(9.6)	(22.7)	(18.1)
Net sales	11.9	10.7	23.8	22.7
Totals
Net sales	696.1	648.9	1,200.6	1,148.7
Delivery revenues	42.6	45.2	76.3	81.3
Total revenues	$ 738.7	$ 694.1	$ 1,276.9	$ 1,230.0
Gross Profit
Aggregates	$ 127.1	$ 111.8	$ 151.9	$ 145.9
Concrete	(5.8)	(9.0)	(15.9)	(21.3)
Asphalt Mix	9.2	5.1	11.2	4.5
Cement	2.4	(2.0)	3.4	(1.2)
Total	$ 132.9	$ 105.9	$ 150.6	$ 127.9
Depreciation, Depletion,
Accretion and Amortization [4]
Aggregates	$ 56.6	$ 61.7	$ 112.5	$ 124.0
Concrete	8.2	10.4	16.2	21.6
Asphalt Mix	2.1	2.2	4.2	4.5
Cement	4.4	3.7	8.3	7.8
Other	5.7	6.1	11.4	11.4
Total	$ 77.0	$ 84.1	$ 152.6	$ 169.3
1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues
	associated with the aggregates business.
2	Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.
3	Includes cement and calcium products.
4	The allocation of indirect depreciation to our operating segments was changed in the fourth quarter of 2012 to better align
	the presentation with how management views information internally. The 2012 DDA&A amounts presented above have
	been revised to conform to the 2013 presentation.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
		June 30
in thousands	2013	2012
Cash Payments
Interest (exclusive of amount capitalized)	$ 100,598	$ 103,626
Income taxes	9,087	9,074
Noncash Investing and Financing Activities
Amounts referable to business acquisition (Note 16)
Liabilities assumed	$ 232	$ 0
Accrued liabilities for purchases of property, plant
& equipment	4,212	3,890

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended June 30, 2013 and 2012.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment from December 31, 2012 to June 30, 2013 are summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Gross Carrying Amount
Total as of December 31, 2012	$ 2,995,083	$ 0	$ 91,633	$ 252,664	$ 3,339,380
Goodwill of acquired businesses [1]	4,698	0	0	0	4,698
Goodwill of divested businesses [1]	(5,195)	0	0	0	(5,195)
Total as of June 30, 2013	$ 2,994,586	$ 0	$ 91,633	$ 252,664	$ 3,338,883
Accumulated Impairment Losses
Total as of December 31, 2012	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Total as of June 30, 2013	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Goodwill, net of Accumulated
Impairment Losses
Total as of December 31, 2012	$ 2,995,083	$ 0	$ 91,633	$ 0	$ 3,086,716
Total as of June 30, 2013	$ 2,994,586	$ 0	$ 91,633	$ 0	$ 3,086,219
1	The goodwill of acquired/divested businesses relates to the 2013 acquisitions/divestitures discussed in Note 16.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

In the second quarter of 2013, we acquired an aggregates production facility and four ready-mixed concrete facilities for $29,983,000. As a result, we recognized $5,542,000 of amortizable intangible assets (contractual rights in place),  all of which will be deducted for income tax purposes over 15 years. The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 50 years.  The purchase price allocation for this 2013 acquisition is preliminary pending final appraisals.

In the first quarter of 2013, we acquired two aggregates production facilities for $59,968,000.  The initial accounting for the business combination was not finalized at the end of the first quarter because appraisals of amortizable intangible assets (contractual rights in place) and property, plant & equipment were not completed. Provisional amounts for contractual rights in place and property, plant & equipment were adjusted to the appraised values in the second quarter of 2013. These adjustments resulted in an increase in contractual rights in place from $800,000 to $3,620,000, an increase in property, plant & equipment from $45,888,000 to $47,884,000 and a decrease in goodwill from $9,759,000 to $4,698,000. The comparative balance sheet as of March 31, 2013 will be retrospectively adjusted to reflect these adjustments. The impact of applying these adjustments retrospectively to the first quarter 2013 statement of comprehensive income was immaterial. The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 20 years. All of the intangible assets (goodwill and contractual rights in place) are deductible for income tax purposes over 15 years.

In the second quarter of 2013, we sold four aggregates production facilities resulting in net pretax cash proceeds of $34,743,000 and a pretax gain of $21,048,000.  We allocated $4,521,000 of goodwill to these dispositions based on the relative fair values of the businesses disposed of and the portion of the reporting unit retained. Additionally, the dispositions of these facilities will likely result in a partial withdrawal from one of our multiemployer pension plans; therefore, we recognized a $4,000,000 withdrawal liability.

In the first quarter of 2013, we sold an aggregates production facility and its related replacement reserve land resulting in net pretax cash proceeds of $5,133,000 and a pretax gain of $2,802,000. We allocated $674,000 of goodwill to this disposition based on the relative fair values of the business disposed of and the portion of the reporting unit retained. Additionally, we sold equipment and other personal property from two idled prestress concrete production facilities in the first quarter of 2013 resulting in net pretax cash proceeds of $622,000 and a pretax gain of $457,000.

Pending divestitures (Aggregates segment — a previously mined and subsequently reclaimed tract of land, and Ready-mix segment — a former site of a ready-mix facility) are presented in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013 as assets held for sale and liabilities of assets held for sale. We expect the sales to occur during 2013.  Likewise, pending divestitures as of December 31, 2012 (Aggregates segment — a previously mined and subsequently reclaimed tract of land, an aggregates production facility and its related replacement reserve land, and Ready-mix segment — a former site of a ready-mix facility) are presented in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2012 as assets held for sale and liabilities of assets held for sale. The major classes of assets and liabilities of assets classified as held for sale are as follows:

	June 30	December 31	June 30
in thousands	2013	2012	2012
Held for Sale
Current assets	$ 0	$ 809	$ 0
Property, plant & equipment, net	12,926	14,274	0
Total assets held for sale	$ 12,926	$ 15,083	$ 0
Noncurrent liabilities	$ 0	$ 801	$ 0
Total liabilities of assets held for sale	$ 0	$ 801	$ 0

During the first six months of 2012, we sold:

▪	mitigation credits resulting in net pretax cash proceeds of $13,469,000 and a pretax gain of $12,342,000
▪	real estate resulting in net pretax cash proceeds of $9,691,000 and a pretax gain of $5,979,000

Effective land management is both a business strategy and a social responsibility. We strive to achieve value through our mining activities as well as incremental value through effective post-mining land management. Our land management strategy includes routinely reclaiming and selling our previously mined land. Additionally, this strategy includes developing conservation banks by preserving land as a suitable habitat for endangered or sensitive species. These conservation banks have received approval from the United States Fish and Wildlife Service to offer mitigation credits for sale to third parties who may be required to compensate for the loss of habitats of endangered or sensitive species.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

NEW DISCLOSURE REQUIREMENTS ON OFFSETTING ASSETS AND LIABILITIES  As of and for the interim period ended March 31, 2013, we adopted Accounting Standards Update (ASU) No. ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This ASU creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial and derivative instruments. The scope of instruments covered under this ASU was further clarified in the January 2013 issuance of ASU 2013-01,"Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." These new disclosures are designed to facilitate comparisons between financial statements prepared under U.S. GAAP and those prepared under International Financial Reporting Standards (IFRS). Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

AMENDMENTS ON INDEFINITE-LIVED INTANGIBLE ASSET IMPAIRMENT TESTING  As of and for the interim period ended March 31, 2013, we adopted ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amends the impairment testing guidance in Accounting Standards Codification 350-30, “General Intangibles Other Than Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing an indefinite-lived intangible asset for impairment. Further testing would be required only if, on the basis of the qualitative factors, an entity determines that the fair value of the intangible asset is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revises the examples of events and circumstances that an entity should consider when determining if an interim impairment test is required. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

presentation of other comprehensive income  As of the annual period ended December 31, 2011, we adopted ASU No. 2011-05, "Presentation of Comprehensive Income." This standard eliminates the option to present components of other comprehensive income (OCI) as part of the statement of equity. The amendments in this standard require that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in the Consolidated Statement of Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. Our accompanying Condensed Consolidated Statements of Comprehensive Income and Note 11 conform to the presentation requirements of these standards.

ACCOUNTING STANDARDS PENDING ADOPTION

GUIDANCE FOR OBLIGATIONS RESULTING FROM JOINT AND SEVERAL LIABILITY ARRANGEMENTS  In February 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" which provides guidance for the recognition, measurement and disclosure of such obligations that are within the scope of the ASU. Obligations within the scope of this ASU include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Under this ASU, an entity (1) recognizes such obligations at the inception of the arrangement, (2) measures such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors and (3) discloses the nature and amount of such obligations as well as other information about those obligations. This ASU is effective for all prior periods in fiscal years beginning on or after December 15, 2013, with retrospective application required. We will adopt this standard as of and for the interim period ending June 30, 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

GUIDANCE ON THE LIQUIDATION BASIS OF ACCOUNTING  In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting” which provides guidance on when and how to apply the liquidation basis of accounting and on what to disclose. This ASU is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and should be applied prospectively from the date liquidation is imminent. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

GUIDANCE ON FINANCIAL STATEMENT PRESENTATION OF UNRECOGNIZED TAX BENEFIT  In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which provides explicit presentation guidelines. Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU. When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Both early adoption and retrospective application are permitted. We will adopt this standard as of and for the interim period ending March 31, 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

Overview

Vulcan provides the basic materials for the infrastructure needed to expand the U.S. economy. We are the nation's largest producer of construction aggregates, primarily crushed stone, sand and gravel; a major producer of asphalt mix and ready-mixed concrete as well as a leading producer of cement in Florida.

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

EXECUTIVE SUMMARY

Financial highlights for second Quarter 2013

▪	Net sales increased $47.2 million, or 7%, versus the second quarter of 2012
▪	Gross profit increased $27.0 million, or 25%, from the prior year’s second quarter
▪	Aggregates segment gross profit increased $15.3 million and gross profit margin increased 1.3 percentage points (130 basis points)
▪	Aggregates shipments increased 2% from the prior year despite significantly more wet weather in the eastern half of the U.S.
▪	Aggregates pricing increased 4% versus the prior year
▪	Non-aggregates segment gross profit improved $11.7 million
▪	Volumes in ready-mixed concrete and cement increased 15% and 20%, respectively, due to continued improvement in private construction
▪	Earnings from continuing operations were $30.1 million, or $0.23 per diluted share, versus a loss of $17.0 million, or $0.13 per diluted share, in the prior year
▪	We divested certain non-core operating assets for approximately $34.7 million in gross proceeds and a gain of $0.10 per diluted share
▪

EBITDA was $164.1 million, an increase of $61.0 million, or 59%, compared to the second quarter of last year. Excluding gains on the sale of real estate and businesses , as well as restructuring an exchange offer costs, Adjusted EBITDA increased 11%

Each of our operating segments reported solid growth in second quarter earnings, contributing to improved gross profit margin and earnings per share. We achieved these results despite challenging, wet weather conditions that sharply reduced June shipments in several markets. Demand for our products continues to benefit from recovery in private construction activity, particularly residential construction, in many of our key markets.  We realized strong increases in second quarter aggregates shipments in key states — driven mostly by housing demand. Growth in residential construction activity, and its traditional following impact on private nonresidential construction, continues to underpin our expectations for volume and earnings improvement in 2013. Assuming more normal weather patterns, we expect that most of the delays in shipments due to weather in the first half of the year can be recovered in the second half of the year.

In February 2012, our Board approved a Planned Asset Sales initiative with targeted net proceeds of approximately $500 million through the sale of non-core assets. To date, we have achieved $208.8 million of net proceeds including $40.2 million in the first six months of 2013 as described in Note 16 to the condensed consolidated financial statements. The sales (actual and intended) are consistent with our strategic focus on building leading aggregates positions in markets with above-average long-term demand growth. The ultimate composition and timing of such transactions is difficult to project. The proceeds of these sales will be used to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders.

During the first half of 2013, we divested certain assets in lower margin, lower growth markets in the Midwest for approximately $39.9 million of net pretax cash proceeds. Additionally, we added aggregates reserves and operations in attractive markets in Texas and Georgia through acquisitions totaling approximately $90.0 million. Going forward, we will continue to look for opportunities to further enhance our strategic coast-to-coast footprint.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Generally Accepted Accounting Principles (GAAP) does not define “free cash flow,” "segment cash gross profit" and “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP. Likewise, segment cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company's ability to incur and service debt. We use free cash flow, segment cash gross profit, EBITDA and other such measures to assess liquidity and the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.  We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

free cash flow

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Six Months Ended
		June 30
in millions	2013	2012
Net cash used for operating activities	$ (45.3)	$ (3.1)
Purchases of property, plant & equipment	(60.1)	(33.5)
Free cash flow	$ (105.4)	$ (36.6)

segment cash gross profit

Segment cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit.

	Three Months Ended		Six Months Ended
		June 30		June 30
in millions, except per ton data	2013	2012	2013	2012
Aggregates segment
Gross profit	$ 127.1	$ 111.8	$ 151.9	$ 145.9
DDA&A	56.6	61.7	112.5	124.0
Aggregates segment cash gross profit	$ 183.7	$ 173.5	$ 264.4	$ 269.9
Unit shipments - tons	39.6	38.7	67.4	68.2
Aggregates segment cash gross profit per ton	$ 4.64	$ 4.48	$ 3.92	$ 3.96
Concrete segment
Gross profit	$ (5.8)	$ (9.0)	$ (15.9)	$ (21.3)
DDA&A	8.2	10.4	16.2	21.6
Concrete segment cash gross profit	$ 2.4	$ 1.4	$ 0.3	$ 0.3
Asphalt Mix segment
Gross profit	$ 9.2	$ 5.1	$ 11.2	$ 4.5
DDA&A	2.1	2.2	4.2	4.5
Asphalt Mix segment cash gross profit	$ 11.3	$ 7.3	$ 15.4	$ 9.0
Cement segment
Gross profit	$ 2.4	$ (2.0)	$ 3.4	$ (1.2)
DDA&A	4.4	3.7	8.3	7.8
Cement segment cash gross profit	$ 6.8	$ 1.7	$ 11.7	$ 6.6

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended		Six Months Ended
		June 30		June 30
in millions	2013	2012	2013	2012
Net earnings (loss)	$ 28.8	$ (18.3)	$ (26.1)	$ (70.3)
Provision for (benefit from) income taxes	6.2	(17.7)	(32.7)	(56.1)
Interest expense, net	50.9	53.7	103.6	106.0
(Earnings) loss on discontinued operations, net of taxes	1.4	1.3	(5.4)	(3.7)
Depreciation, depletion, accretion and amortization	76.8	84.1	152.6	169.2
EBITDA	$ 164.1	$ 103.1	$ 192.0	$ 145.1
Gain on sale of real estate and businesses	$ (23.0)	$ (12.3)	$ (26.2)	$ (18.3)
Restructuring charges	0	4.5	1.5	5.9
Exchange offer costs	0	32.0	0	42.1
Adjusted EBITDA	$ 141.1	$ 127.3	$ 167.3	$ 174.8

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

consolidated operating Results

	Three Months Ended		Six Months Ended
		June 30		June 30
in millions, except per share data	2013	2012	2013	2012
Net sales	$ 696.1	$ 648.9	$ 1,200.6	$ 1,148.7
Cost of goods sold	563.2	543.0	1,050.0	1,020.8
Gross profit	$ 132.9	$ 105.9	$ 150.6	$ 127.9
Operating earnings (loss)	$ 86.9	$ 19.7	$ 36.8	$ (26.6)
Earnings (loss) from continuing operations
before income taxes	$ 36.3	$ (34.7)	$ (64.2)	$ (130.2)
Earnings (loss) from continuing operations	$ 30.1	$ (17.0)	$ (31.5)	$ (74.0)
Earnings (loss) on discontinued operations,
net of taxes	(1.3)	(1.3)	5.4	3.7
Net earnings (loss)	$ 28.8	$ (18.3)	$ (26.1)	$ (70.3)
Basic earnings (loss) per share
Continuing operations	$ 0.23	$ (0.13)	$ (0.24)	$ (0.57)
Discontinued operations	(0.01)	(0.01)	0.04	0.03
Basic net earnings (loss) per share	$ 0.22	$ (0.14)	$ (0.20)	$ (0.54)
Diluted earnings (loss) per share
Continuing operations	$ 0.23	$ (0.13)	$ (0.24)	$ (0.57)
Discontinued operations	(0.01)	(0.01)	0.04	0.03
Basic net earnings (loss) per share	$ 0.22	$ (0.14)	$ (0.20)	$ (0.54)
EBITDA	$ 164.1	$ 103.1	$ 192.0	$ 145.1
Adjusted EBITDA	$ 141.1	$ 127.3	$ 167.3	$ 174.8

SECOND quarter 2013 Compared to SECOND Quarter 2012

Second quarter 2013 net sales were $696.1 million, up 7% from the second quarter of 2012. Shipments were up in aggregates (+2%), ready-mixed concrete (+15%) and cement (+20%) and down in asphalt mix (-2%). Pricing was up in aggregates (+4%) and cement (+7%), flat in ready-mixed concrete and down in asphalt mix (-1%).

Results for the second quarter of 2013 were net earnings of $28.8 million, or $0.22 per diluted share, compared to a net loss of $18.3 million, or $0.14 per diluted share, in the second quarter of 2013. Each period’s results were impacted by discrete items, as follows:

▪	The second quarter of 2013 results include a pretax gain of $23.0 million related to the sale of real estate and businesses
▪

The second quarter of 2012 results include a pretax charge of $32.1 million related to the unsolicited exchange offer, a pretax charge of $4.6 million related to restructuring charges and a $12.3 million gain related to the sale of mitigation credits

Continuing Operations —  Changes in earnings from continuing operations before income taxes for the second quarter of 2013 versus the second quarter of 2012 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2012	$ (34.7)
Higher aggregates gross profit due to
Higher selling prices	14.6
Higher volumes	4.7
Higher costs and other items	(4.0)
Higher concrete gross profit	3.2
Higher asphalt mix gross profit	4.1
Higher cement gross profit	4.4
Higher selling, administrative and general expense	(3.0)
Higher gain on sale of property, plant & equipment and businesses	10.3
Lower restructuring charges	4.6
Exchange offer costs - 2012	32.1
Lower interest expense	2.8
All other	(2.8)
Second quarter 2013	$ 36.3

Aggregates segment gross profit was $127.1 million, a $15.3 million increase from the prior year. This earnings improvement was due to higher prices in virtually all markets and higher volumes in many markets. Overall, freight-adjusted aggregates prices increased 4% versus the prior year. Aggregates shipments in a number of our markets increased sharply versus the prior year. Shipments in Arizona and Florida increased more than 50% due mostly to strong private construction demand. Shipments in Texas and along the central Gulf Coast also benefited from stronger demand, particularly large industrial projects, increasing more than 20% versus the prior year. Aggregate shipments in North Carolina and California increased 10% to 20% compared to the prior year. Shipments in the Midwest and Virginia were sharply lower due to wet weather and the timing of certain large projects in the prior year.

Concrete segment gross profit was a loss of $5.8 million, an improvement of $3.2 million from the second quarter of 2012. This improvement was due mostly to a 15% increase in ready-mixed concrete shipments.

Asphalt Mix segment gross profit was $9.2 million versus $5.1 million in the prior year. Unit profitability, as measured by materials margin, increased 20% compared to the prior year due to lower liquid asphalt costs.

Cement segment gross profit was $2.4 million, up $4.4 million versus the prior year due to stronger volumes and price improvement.

SAG expenses of $64.9 million were up $3.0 million, or 5%, compared with the prior year due mostly to increased employee incentives.

Gain on sale of property, plant & equipment and businesses was $23.4 million in the second quarter of 2013 compared to $13.2 million in the second quarter of 2012. As detailed in Note 16 to the condensed consolidated financial statements, divestitures in the second quarter of 2013 accounted for a $23.0 million pretax gain while divestitures in the second quarter of 2012 accounted for a $12.3 million pretax gain.

The current quarter included no restructuring charges or exchange offer costs compared to $4.6 million and $32.1 million, respectively, in the second quarter of 2012. See Note 1 to the condensed consolidated financial statements for an explanation of these prior period costs.

We recorded an income tax provision from continuing operations of $6.2 million in the second quarter of 2013 compared to an income tax benefit from continuing operations of $17.7 million in the second quarter of 2012. In the second quarters of 2013 and 2012, income taxes were calculated based on the year-to-date effective tax rate discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision for the second quarter resulted largely from applying the statutory rate to the increase in our pretax book earnings.

Earnings from continuing operations were $0.23 per diluted share compared to a loss of $0.13 per diluted share in the second quarter of 2012.

Discontinued Operations — Second quarter 2013 pretax loss on discontinued operations was $2.2 million in 2013 and $2.1 million in 2012. The losses primarily reflect charges related to general and product liability costs, including legal defense cost, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

year-to-date june 30, 2013 Compared to year-to-date june 30, 2012

First half 2013 net sales were $1,200.6 million, an increase of 4.5% versus $1,148.7 in the first half of 2012. Shipments were higher in ready-mixed concrete and cement while lower in aggregates and asphalt mix. Pricing was higher in all major product lines except asphalt mix which was down 1%.

Results for the first six months of 2013 were a net loss of $26.1 million, or $0.20 per diluted share, compared to a net loss of $70.3 million, or $0.54 per diluted share, in the first half of 2012. Gross profit increased $22.7 million reflecting improved profitability in all four segments. Each period’s results were impacted by discrete items, as follows:

▪	The 2013 first half results include a pretax gain of $26.2 million related to the sale of real estate and businesses and a $1.5 million charge for restructuring
▪

The 2012 first half results include a pretax charge of $42.1 million related to an unsolicited exchange offer, an $18.3 million gain related to the sale of real estate and mitigation credits, and $6.0 million of restructuring charges

Continuing Operations —  Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2013 versus year-to-date June 30, 2012 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2012	$ (130.2)
Higher aggregates gross profit due to
Higher selling prices	28.3
Lower volumes	(5.5)
Higher costs and other items	(16.8)
Higher concrete gross profit	5.4
Higher asphalt mix gross profit	6.7
Higher cement gross profit	4.6
Higher selling, administrative and general expenses	(2.7)
Higher gain on sale of property, plant & equipment and businesses	7.8
Lower restructuring charges	4.5
Exchange offer costs - 2012	42.1
Lower interest expense	2.3
All other	(10.7)
Year-to-date June 30, 2013	$ (64.2)

Gross profit for the Aggregates segment was $151.9 million for the first six months of 2013 versus $145.9 million in 2012. As noted in the table above, this $6.0 million increase in earnings resulted from higher selling prices offset by lower volumes and higher costs. Unfavorable weather conditions prevailed across much of our geographic footprint impacting both shipment levels and production efficiencies.

The Concrete segment gross profit was a loss of $15.9 million, an improvement of $5.4 million from the prior year. Ready-mixed concrete shipments increased 11% from the prior year and pricing remained essentially flat.

Asphalt Mix segment gross profit of $11.2 million was $6.7 million above the first half 2012 level. Lower liquid asphalt costs drove much of the positive variance.

The Cement segment gross profit of $3.4 million was $4.6 million above the first half 2012 level. Shipments and pricing were up 17% and 6%, respectively, from the prior year.

SAG expenses in the first half of 2013 were up $2.7 million, or 2%, from the prior year.

Gain on sale of property, plant & equipment and businesses was $27.5 million for the first six months of 2013 compared to $19.7 million in the first half of 2012. The sale of five aggregates production facilities comprise $23.9 million of the gain in 2013 while the sale of mitigation credits and real estate account for $18.3 million of the gains in the first half of 2012.

For details of the restructuring charges of $1.5 million and $6.0 million in the first half of 2013 and 2012, respectively, see Note 1 to the condensed consolidated financial statements.

The $42.1 million of exchange offer costs in the prior year’s first half reflects legal, professional and other costs incurred in response to an unsolicited exchange offer. For additional details, see Note 1 to the condensed consolidated financial statements.

Net interest expense was $103.6 million in the first six months of 2013 compared to $106.0 in 2012. Lower interest costs resulted from intervening payments on current maturities of long term debt.

We recorded income tax benefits from continuing operations of $32.7 million for the six months ended June 30, 2013 compared to $56.1 million for the six months ended June 30, 2012. For the six month periods ended June 30, 2013 and 2012, income taxes were calculated based on the year-to-date effective tax rate discussed in Note 3 to the condensed consolidated financial statements. The decrease in our income tax benefit for the six month period resulted largely from applying the statutory rate to the decrease in our pretax book loss.

Results from continuing operations were a loss of $0.24 per diluted share compared to a loss of $0.57 per diluted share in the first half of 2012.

Discontinued Operations — Year-to-date June pretax earnings on discontinued operations were $9.0 million in 2013 and $6.1 million in 2012. The 2013 earnings include an $11.7 million 5CP earn-out gain (net of transaction costs) while the 2012 earnings include a $10.2 million 5CP earn-out gain (net of transaction costs). These gains were partially offset by general and product liability costs, including legal defense cost, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

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

Cash

Included in our June 30, 2013 cash and cash equivalents balance of $87.0 million is $58.0 million of cash held at one of our foreign subsidiaries. The majority of this $58.0 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is limited to our foreign operations.

cash from operating activities

Net cash provided by (used for) operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Six Months Ended
		June 30
in millions	2013	2012
Net loss	$ (26.1)	$ (70.3)
Depreciation, depletion, accretion and amortization (DDA&A)	152.6	169.3
Net earnings before noncash deductions for DDA&A	$ 126.5	$ 99.0
Net gain on sale of property, plant & equipment and businesses	(40.6)	(31.0)
Other operating cash flows, net	(131.2)	(71.1)
Net cash used for operating activities	$ (45.3)	$ (3.1)

As noted in the table above, while net earnings before noncash deductions for depreciation, depletion, accretion and amortization increased during the first half of 2013 to $126.5 million from $99.0 million for the same period in the prior year, net cash used for operating activities increased $42.2 million. Operating cash flows were negatively impacted by changes in working capital accounts including a $107.7 million increase in accounts and notes receivable.

cash flows from investing activities

Net cash used for investing activities was $94.6 million during the six months ended June 30, 2013, a $99.0 million decrease in cash provided by investing activities compared to the prior year. This decrease in investing cash flow resulted largely from a $116.4 million increase in purchases of businesses and property, plant & equipment offset by a $17.5 million increase in proceeds from the sale of businesses and property, plant & equipment. During the first six months of 2013, we acquired three aggregates production facilities and four ready-mix concrete facilities for a total of $90.0 million. We also sold five aggregates production facilities and one replacement reserve site for $39.9 million. These transactions are consistent with our strategic focus on disposing non-core assets and building aggregates positions in markets with above average long-term demand growth. For additional details regarding acquisitions and dispositions, see Note 16 to the condensed consolidated financial statements.

cash flows from financing activities

Net cash used for financing activities increased $49.8 million during the six months ended June 30, 2013, compared to the same period of 2012. Financing cash flows for the first half of 2013 include proceeds of $111.0 million from drawing on our line of credit. This amount was more than offset by a $161.4 million increase in payments of current maturities of long term debt. During the first six months of 2013, we made scheduled debt payments of $10.0 million in January to retire the 8.70% medium-term note and $140.4 million in June to retire the 6.30% notes.

debt

Certain debt measures are outlined below:

	June 30	December 31	June 30
dollars in millions	2013	2012	2012
Debt
Current maturities of long-term debt	$ 0.2	$ 150.6	$ 285.2
Short-term debt [1]	100.0	0	0
Long-term debt	2,524.4	2,526.4	2,528.4
Total debt	$ 2,624.6	$ 2,677.0	$ 2,813.6
Capital
Total debt	$ 2,624.6	$ 2,677.0	$ 2,813.6
Equity	3,813.5	3,761.1	3,742.9
Total capital	$ 6,438.1	$ 6,438.1	$ 6,556.5
Total Debt as a Percentage of Total Capital	40.8%	41.6%	42.9%
Weighted-average Effective Interest Rates
Short-term debt [2]	2.03%	N/A	N/A
Long-term debt	7.72%	7.71%	7.30%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	95.7%	99.5%	99.5%
Floating-rate debt	4.3%	0.5%	0.5%
1	Reflects borrowings under our line of credit that matures on March 12, 2018. Borrowings are shown as short-
	term due to our intent to repay within twelve months.
2	Reflects only the cost of borrowings; we also pay 0.375% for unused borrowing capacity and are amortizing
	deferred finance costs.

Scheduled debt payments during the first six months of 2013 included $10.0 million in January to retire the 8.70% medium-term note and $140.4 million in June to retire the 6.30% notes.

Our $0.2 million of current maturities of long-term debt as of June 30, 2013 is due as follows:

Current
in millions	Maturities
Third quarter 2013	$ 0.0
Fourth quarter 2013	0.2
First quarter 2014	0.0
Second quarter 2014	0.0

We expect to retire the current maturities using existing cash.

In March 2013 we proactively amended our bank line of credit to extend its term from December 15, 2016 to March 12, 2018 and to reduce its capacity from $600.0 million to $500.0 million. The line of credit is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $500.0 million at any point in time. As of June 30, 2013, our eligible borrowing capacity was $391.1 million.

Utilization of the borrowing capacity under our line of credit as of June 30, 2013:

▪	$100.0 million was drawn
▪	$55.6 million of borrowing capacity was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.00% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Letters of credit issued under the line of credit are charged a fee equal to the applicable margin for LIBOR borrowings. The $100.0 million draw on our line of credit as of June 30, 2013 carries an interest rate of 2.03% which reflects an applicable margin for the LIBOR based borrowing of 1.75%.

debt ratings

Our debt ratings and outlooks as of June 30, 2013 are summarized below:

	Rating/Outlook	Date		Description
Senior Secured Line of Credit (Short-term Debt)
Moody's	Ba2/negative	7/12/2012	[2]	downgraded from Ba1/new
Senior Unsecured (Long-term Debt) [1]
Moody's	Ba3/negative	7/12/2012	[2]	downgraded from Ba2/negative
Standard & Poor's	BB/stable	6/11/2012	[3]	outlook changed from watch positive to stable
1	Not all of our long-term debt is rated.
2	Rating/outlook reaffirmed July 3, 2013.
3	Rating/outlook reaffirmed June 27, 2013.

Equity

Our common stock issuances are summarized below:

	June 30	December 31	June 30
in thousands	2013	2012	2012
Common stock shares at beginning of year,
issued and outstanding	129,721	129,245	129,245
Common Stock Issuances
Acquisitions	0	61	0
Share-based compensation plans	242	415	148
Common stock shares at end of period,
issued and outstanding	129,963	129,721	129,393

During 2012, we issued 60,855 shares of common stock as a final payment for a  2011 business acquisition.

There were no shares held in treasury as of June 30, 2013, December 31, 2012 and June 30, 2012. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of June 30, 2013.

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

As a result of increased uncertainties regarding recovery of our tax assets, we have expanded our disclosure surrounding deferred tax assets and liabilities in our critical accounting policy for income tax. We consider our policy on income taxes to be a critical accounting policy due to the significant level of estimates, assumptions and judgments and its potential impact on our consolidated financial statements. We have included below a description of our accounting policy for income taxes, which reflects the expanded disclosure surrounding our deferred tax assets and liabilities.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period.

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. A summary of our deferred tax assets is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2012.

On an annual basis, we perform a complete analysis of all forms of positive and negative evidence based on year end results. During each interim period, we update our annual analysis for significant changes in the positive and negative evidence.

At December 31, 2012, we identified the following forms of negative evidence:

▪

we were in a cumulative loss position based on financial results for the trailing three years (our foreign operations were profitable during this period, but not to the extent to overcome the cumulative loss position)

▪	certain of our deferred tax assets were carryforwards and had a relatively brief period before expiration (see table below)
▪	significant levels of interest expense were forecasted related to our long-term debt
▪	the aggregates industry had not fully recovered from the most recent economic downturn

Most positive evidence can be categorized into one of the four sources of taxable income sequentially. These are (from least to most subjective):

▪	taxable income in prior years, if carryback is permitted under tax law (source one)
▪	future reversals of existing temporary differences (source two)
▪	tax planning strategies (source three)
▪	future taxable income exclusive of reversing existing temporary differences and carryforwards (source four)

We have a financial model to quantify and analyze the four sources of taxable income. If a single source of taxable income is sufficient to eliminate the need for a valuation allowance, other sources do not need to be considered. However, if a valuation allowance is necessary after considering all four sources, we consider the weight of each source of taxable income, from least to most subjective, to determine the amount of valuation allowance to be recorded.

In prior years we exhausted all material forms of carryback potential (source one), and therefore, our analysis at December 31, 2012 focused on sources two, three and four. Our projection of the reversal of our existing temporary differences (source two) generated significant taxable income. This taxable income provided sufficient positive evidence to conclude that it was more likely than not that we will realize all of: (1) our deferred tax assets without expiration periods and (2) our federal net operating loss carryforward. However, this source of taxable income was not sufficient to project full utilization of our charitable contribution, foreign tax credit and state net operating loss carryforwards. The amount of these deferred tax asset carryforwards at December 31, 2012, along with their expiration periods is listed below:

	Deferred	Expiration
in thousands	Tax Assets	Periods
Charitable contribution carryforwards	$ 9,953	2014 - 2017
Foreign tax credit carryforwards	22,409	2018 - 2021
State net operating loss carryforwards	45,929	2014 - 2032

To assess the realizability of these remaining deferred tax asset carryforwards, we looked to sources three and four of taxable income. In evaluating tax planning strategies (source three), we believe it would be both prudent and feasible, if necessary, to convert from LIFO to FIFO as our basis for valuing inventory for tax purposes. The financial model contemplated implementing this tax planning strategy during the year where it would be most beneficial in utilizing our remaining carryforwards.

Because we are in a trailing three-year cumulative loss position, we were prevented from considering future domestic taxable income (part of source four). However, our foreign operations have a long history of profitability, even during the most recent three years. Therefore, our financial model included future foreign taxable income (also part of source four), repatriated during the years where it would be most beneficial in utilizing our remaining carryforwards. Additionally, we ensured that our domestic cash needs were not impaired by the planned timing of such repatriation.

The taxable income generated from the third and fourth sources of taxable income was sufficient to project utilization of our charitable contribution and foreign tax credit carryforwards prior to their respective expiration periods. Therefore, based on this positive evidence, we determined that it was more likely than not that we will realize the benefit of these two deferred tax asset carryforwards.

Our analysis indicated that we should provide a valuation allowance of $38,837,000 against our state net operating loss deferred tax asset carryforward balance of $45,929,000. This was an increase of $9,080,000 from the 2011 valuation allowance.

Of the $38,837,000 valuation allowance, $36,712,000 related to an Alabama net operating loss deferred tax asset carryforward. The remaining valuation allowance of $2,125,000 related to other state net operating loss deferred tax asset carryforwards. Based on the following reasons, we do not believe it is more likely than not these carryforwards will be realized:

▪	the required filing groups in many states are different from the federal filing group

▪	certain states have short expiration periods or other limitations on the usage of a net operating loss
▪	we no longer file in certain states for which we have net operating loss carryforwards

In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced and we will record a benefit to earnings. Conversely, if we determine that it is more likely than not that we will not be able to realize a portion of our deferred tax assets, we will increase the valuation allowance and record a charge to earnings.

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

We consider an issue to be resolved at the earlier of settlement of an examination, the expiration of the statute of limitations, or when the issue is "effectively settled." Our liability for unrecognized income tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties recognized on the liability for unrecognized income tax benefits as income tax expense.

Statutory depletion

Our largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2012. The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings.

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

▪	uncertainties as to the timing and valuations that may be realized or attainable with respect to planned asset sales
▪	general economic and business conditions
▪	the timing and amount of federal, state and local funding for infrastructure
▪	the effects of the sequestration on demand for our products in markets that may be subject to decreases in federal spending
▪	changes in our effective tax rate
▪

the increasing reliance on information technology infrastructure for our ticketing, procurement, financial statements and other processes can adversely affect operations in the event that the infrastructure does not work as intended or experiences technical difficulties

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

At June 30, 2013, the estimated fair value of our long-term debt instruments including current maturities was $2,756.4 million compared to a book value of $2,524.6 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $140.3 million.

We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for high-quality bonds, the expected return on plan assets and the rate of increase in the per capita cost of covered healthcare benefits. The impact of a change in these assumptions on our annual pension and other postretirement benefits costs is discussed in our most recent Annual Report on Form 10-K.

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We are in the process of replacing our legacy information technology systems and have substantially completed the implementation of new financial reporting software, which is a major component of the replacement. In addition, we have substantially completed implementing a new quote to cash software system, which is another significant component of the replacement. The new information technology systems were a source for most of the information presented in this Quarterly Report on Form 10-Q. We are continuing to work towards the full implementation of the new information technology systems.

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the second quarter of 2013.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended December 31, 2012.

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

VULCAN MATERIALS COMPANY
Date August 6, 2013	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date August 6, 2013	/s/ Daniel F. Sansone Daniel F. Sansone Executive Vice President, Chief Financial Officer (Principal Financial Officer)