Form 10-Q
period 2013-09-30
Vulcan Materials CO
filed 2013-11-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2013 129,989,477

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2013 Contents

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	September 30	December 31	September 30
in thousands	2013	2012	2012
Assets
Cash and cash equivalents	$ 245,813	$ 275,478	$ 243,126
Accounts and notes receivable
Accounts and notes receivable, gross	450,642	303,178	403,520
Less: Allowance for doubtful accounts	(5,412)	(6,198)	(6,106)
Accounts and notes receivable, net	445,230	296,980	397,414
Inventories
Finished products	255,047	262,886	263,893
Raw materials	29,480	27,758	28,221
Products in process	6,385	5,963	6,209
Operating supplies and other	37,267	38,415	38,655
Inventories	328,179	335,022	336,978
Current deferred income taxes	39,326	40,696	45,353
Prepaid expenses	31,854	21,713	26,384
Assets held for sale	10,559	15,083	0
Total current assets	1,100,961	984,972	1,049,255
Investments and long-term receivables	43,275	42,081	42,226
Property, plant & equipment
Property, plant & equipment, cost	6,792,470	6,666,617	6,690,448
Reserve for depreciation, depletion & amortization	(3,578,010)	(3,507,432)	(3,477,496)
Property, plant & equipment, net	3,214,460	3,159,185	3,212,952
Goodwill	3,081,521	3,086,716	3,086,716
Other intangible assets, net	697,655	692,532	693,308
Other noncurrent assets	172,184	161,113	141,459
Total assets	$ 8,310,056	$ 8,126,599	$ 8,225,916
Liabilities
Current maturities of long-term debt	$ 163	$ 150,602	$ 285,153
Trade payables and accruals	154,451	113,337	133,209
Other current liabilities	204,029	171,671	213,735
Liabilities of assets held for sale	0	801	0
Total current liabilities	358,643	436,411	632,097
Long-term debt	2,523,389	2,526,401	2,527,450
Noncurrent deferred income taxes	673,135	657,367	680,880
Deferred revenue	225,863	73,583	0
Other noncurrent liabilities	666,115	671,775	618,292
Total liabilities	4,447,145	4,365,537	4,458,719
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Issued 129,989, 129,721 and 129,596 shares, respectively	129,989	129,721	129,596
Capital in excess of par value	2,598,744	2,580,209	2,567,859
Retained earnings	1,288,054	1,276,649	1,274,465
Accumulated other comprehensive loss	(153,876)	(225,517)	(204,723)
Total equity	3,862,911	3,761,062	3,767,197
Total liabilities and equity	$ 8,310,056	$ 8,126,599	$ 8,225,916
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited		September 30		September 30
in thousands, except per share data	2013	2012	2013	2012
Net sales	$ 775,183	$ 687,616	$ 1,975,814	$ 1,836,357
Delivery revenues	38,385	41,245	114,649	122,522
Total revenues	813,568	728,861	2,090,463	1,958,879
Cost of goods sold	616,200	560,693	1,666,281	1,581,537
Delivery costs	38,385	41,245	114,649	122,522
Cost of revenues	654,585	601,938	1,780,930	1,704,059
Gross profit	158,983	126,923	309,533	254,820
Selling, administrative and general expenses	65,854	65,441	195,411	192,267
Gain on sale of property, plant & equipment
and businesses, net	9,350	2,009	36,869	21,687
Restructuring charges	0	(3,056)	(1,509)	(9,018)
Exchange offer costs	0	(1,206)	0	(43,331)
Other operating expense, net	(2,712)	(3,363)	(12,907)	(2,642)
Operating earnings	99,767	55,866	136,575	29,249
Other nonoperating income, net	2,310	1,806	4,968	4,196
Interest expense, net	49,134	53,043	152,757	158,997
Earnings (loss) from continuing operations
before income taxes	52,943	4,629	(11,214)	(125,552)
Provision for (benefit from) income taxes	10,793	(10,992)	(21,874)	(67,138)
Earnings (loss) from continuing operations	42,150	15,621	10,660	(58,414)
Earnings (loss) on discontinued operations, net of tax	(787)	(1,361)	4,640	2,338
Net earnings (loss)	$ 41,363	$ 14,260	$ 15,300	$ (56,076)
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	679	975	2,368	2,868
Adjustment for funded status of pension plans	0	0	60,299	0
Amortization of pension and postretirement benefit
plans actuarial loss and prior service cost	2,111	3,084	8,974	9,252
Other comprehensive income	2,790	4,059	71,641	12,120
Comprehensive income (loss)	$ 44,153	$ 18,319	$ 86,941	$ (43,956)
Basic earnings (loss) per share
Continuing operations	$ 0.32	$ 0.12	$ 0.08	$ (0.45)
Discontinued operations	0.00	(0.01)	0.04	0.02
Net earnings (loss)	$ 0.32	$ 0.11	$ 0.12	$ (0.43)
Diluted earnings (loss) per share
Continuing operations	$ 0.32	$ 0.12	$ 0.08	$ (0.45)
Discontinued operations	(0.01)	(0.01)	0.04	0.02
Net earnings (loss)	$ 0.31	$ 0.11	$ 0.12	$ (0.43)
Weighted-average common shares outstanding
Basic	130,266	129,753	130,234	129,674
Assuming dilution	131,320	130,215	131,368	129,674
Cash dividends per share of common stock	$ 0.01	$ 0.01	$ 0.03	$ 0.03
Depreciation, depletion, accretion and amortization	$ 78,320	$ 84,108	$ 230,877	$ 253,391
Effective tax rate from continuing operations	20.4%	NMF	195.1%	53.5%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited		September 30
in thousands	2013	2012
Operating Activities
Net earnings (loss)	$ 15,300	$ (56,076)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	230,877	253,391
Net gain on sale of property, plant & equipment and businesses	(48,597)	(31,886)
Proceeds from sale of future production, net of transactions costs (Note 16)	153,095	0
Contributions to pension plans	(3,535)	(3,379)
Share-based compensation	16,789	9,362
Deferred tax provision	(25,862)	(66,194)
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(78,947)	(9,886)
Other, net	892	(1,573)
Net cash provided by operating activities	260,012	93,759
Investing Activities
Purchases of property, plant & equipment	(117,310)	(49,418)
Proceeds from sale of property, plant & equipment	14,974	28,930
Proceeds from sale of businesses, net of transaction costs	51,604	10,690
Payment for businesses acquired, net of acquired cash	(89,951)	0
Other, net	2	963
Net cash used for investing activities	(140,681)	(8,835)
Financing Activities
Proceeds from line of credit	156,000	0
Payment of current maturities of long-term debt & line of credit	(306,493)	(120)
Dividends paid	(3,890)	(3,885)
Proceeds from exercise of stock options	4,491	6,167
Other, net	896	201
Net cash provided by (used for) financing activities	(148,996)	2,363
Net increase (decrease) in cash and cash equivalents	(29,665)	87,287
Cash and cash equivalents at beginning of year	275,478	155,839
Cash and cash equivalents at end of period	$ 245,813	$ 243,126
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the statements.

notes to condensed consolidated financial statements

Note 1: summary of significant accounting policies

NATURE OF OPERATIONS

Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation's largest producer of construction aggregates, primarily crushed stone, sand and gravel; a major producer of asphalt mix and ready-mixed concrete, and a leading producer of cement in Florida.

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our condensed consolidated balance sheet as of December 31, 2012 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2013 presentation.

RESTRUCTURING CHARGES

In 2012, our Board approved a Profit Enhancement Plan that further leveraged our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During the first nine months of 2013 and 2012, we incurred $1,509,000 and $9,018,000, respectively, of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We do not anticipate any future material charges related to this Profit Enhancement Plan.

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

In response to Martin Marietta’s actions, we have incurred legal, professional and other costs of $45,607,000 to date, of which $43,331,000 was incurred during the first nine months of 2012. As of September 30, 2013, $43,107,000 of the incurred costs was paid. We do not anticipate any future material charges related to this exchange offer.

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
Weighted-average common shares
outstanding	130,266	129,753	130,234	129,674
Dilutive effect of
Stock options/SOSARs	405	120	449	0
Other stock compensation plans	649	342	685	0
Weighted-average common shares
outstanding, assuming dilution	131,320	130,215	131,368	129,674

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: nine months ended September 30, 2012 — 471,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
Antidilutive common stock equivalents	2,899	5,046	2,899	5,046

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

In March 2013, we received a payment of $13,031,000 under the 5CP earn-out related to performance during 2012, the final year of the earn-out agreement. During 2012, we received $11,336,000 in the first quarter and $33,000 in the third quarter under the 5CP earn-out related to the year ended December 31, 2011. Through September 30, 2013, we have received a total of $79,391,000 under the 5CP earn-out, a total of $46,290,000 in excess of the receivable recorded on the date of disposition.

We were liable for a cash transaction bonus payable annually (2009 - 2013) to certain former key Chemicals employees based on the prior year’s 5CP earn-out results. Payments for the transaction bonus were $1,303,000 during the first nine months of 2013 and $1,137,000 during the first nine months of 2012.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
Discontinued Operations
Pretax loss	$ (1,302)	$ (2,283)	$ (4,063)	$ (6,360)
Gain on disposal, net of transaction bonus	0	30	11,728	10,232
Income tax (provision) benefit	515	892	(3,025)	(1,534)
Earnings (loss) on discontinued operations,
net of income taxes	$ (787)	$ (1,361)	$ 4,640	$ 2,338

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

When expected pretax book earnings or loss for the full year is at or near breakeven, the EAETR can distort the income tax provision for an interim period due to the size and nature of our permanent differences. In these circumstances, we calculate the interim income tax provision or benefit using the year-to-date effective tax rate. This method results in an income tax provision or benefit based solely on the year-to-date pretax book earnings or loss as adjusted for permanent differences on a pro rata basis. In the third quarter of 2013, income taxes were calculated based on the year-to-date effective tax rate. In the third quarter of 2012, income taxes were calculated based on the EAETR.

We recorded an income tax provision from continuing operations of $10,793,000 in the third quarter of 2013 compared to an income tax benefit from continuing operations of $10,992,000 in the third quarter of 2012. After applying the statutory rate to the pretax earnings, the decrease in the income tax benefit (to a provision) mainly relates to the different methodologies used to calculate income taxes in the two periods.

We recorded income tax benefits from continuing operations of $21,874,000 for the nine months ended September 30, 2013, compared to income tax benefits of $67,138,000 for the nine months ended September 30, 2012. After applying the statutory rate to the pretax losses, the decrease in our income tax benefit mainly relates to the different methodologies used to calculate income taxes in the two periods.

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

Based on our third quarter 2013 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of the state net operating loss carryforwards for which a valuation allowance was previously recorded. For 2013, we project these state net operating loss carryforwards (and the associated valuation allowance) to increase by $7,567,000. This change in the valuation allowance is reflected as a component of our income tax provision.

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

Note 4: deferred revenue

In two separate transactions during the third quarter of 2013 and the fourth quarter of 2012, we sold a percentage of the future production from aggregates reserves at certain owned and leased quarries. These sales were structured as volumetric production payments (VPP) for which we received net cash proceeds of $153,095,000 and $73,644,000 for the 2013 and 2012 transactions, respectively. These proceeds were recorded as deferred revenue and are amortized on a unit-of-sales basis to revenue over the terms of the VPPs.

The impact to our net sales and gross margin related to the 2012 VPP (the 2013 VPP closed on September 30, 2013) is outlined as follows:

	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
Revenue amortized from deferred revenue	$ 300	$ 0	$ 876	$ 0
Purchaser's proceeds from sale of production	(1,014)	0	(2,911)	0
Decrease to net sales and gross margin	$ (714)	$ 0	$ (2,035)	$ 0

Based on projected aggregates sales from the specified quarries, we anticipate recognizing a range of $4,000,000 to $5,000,000 of deferred revenue during the 12-month period ending September 30, 2014.

The common key terms of both VPP transactions are:

▪	the purchaser has a nonoperating interest in reserves entitling them to a percentage of future production
▪	there is no minimum annual or cumulative production or sales volume, nor any minimum sales price required
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

The key terms specific to the 2013 VPP transaction are:

▪

terminates at the earlier to occur of September 30, 2051 or the sale of 250.8 million tons of aggregates from the specified quarries subject to the VPP; based on historical and projected volumes from the specified quarries, it is expected that 250.8 million tons will be sold prior to September 30, 2051

▪

the purchaser's percentage of the maximum 250.8 million tons of future production is estimated, based on current sales volume projection, to be 11.5% (approximately 29 million tons); the actual percentage may vary

The key terms specific to the 2012 VPP transaction are:

▪

terminates at the earlier to occur of December 31, 2052 or the sale of 143.2 million tons of aggregates from the specified quarries subject to the VPP; based on historical and projected volumes from the specified quarries, it is expected that 143.2 million tons will be sold prior to December 31, 2052

▪

the purchaser's percentage of the maximum 143.2 million tons of future production is estimated, based on current sales volume projection, to be 10.5% (approximately 15 million tons); the actual percentage may vary

Note 5: Fair Value Measurements

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1
	September 30	December 31	September 30
in thousands	2013	2012	2012
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 14,371	$ 13,349	$ 13,144
Equities	11,688	9,843	8,427
Total	$ 26,059	$ 23,192	$ 21,571

Level 2
	September 30	December 31	September 30
in thousands	2013	2012	2012
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,365	$ 2,265	$ 2,229
Total	$ 1,365	$ 2,265	$ 2,229

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

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2013	2012	2013	2012
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (1,127)	$ (1,615)	$ (3,928)	$ (4,755)

For the 12-month period ending September 30, 2014, we estimate that $4,734,000 of the pretax loss in AOCI will be reclassified to earnings.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2013	2012	2013	2012
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 1,093	$ 1,021	$ 3,223	$ 3,014

Note 7: Debt

Debt is summarized as follows:

	September 30	December 31	September 30
in thousands	2013	2012	2012
Long-term Debt
5.60% notes due 2012 [1]	$ 0	$ 0	$ 134,548
6.30% notes due 2013 [2]	0	140,413	140,398
10.125% notes due 2015 [3]	152,110	152,718	152,911
6.50% notes due 2016 [4]	512,505	515,060	515,887
6.40% notes due 2017 [5]	349,902	349,888	349,883
7.00% notes due 2018 [6]	399,761	399,731	399,721
10.375% notes due 2018 [7]	248,799	248,676	248,637
7.50% notes due 2021 [8]	600,000	600,000	600,000
7.15% notes due 2037 [9]	239,559	239,553	239,551
Medium-term notes	6,000	16,000	16,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	916	964	1,067
Total long-term debt including current maturities	$ 2,523,552	$ 2,677,003	$ 2,812,603
Less current maturities	163	150,602	285,153
Total long-term debt	$ 2,523,389	$ 2,526,401	$ 2,527,450
Estimated fair value of long-term debt	$ 2,795,661	$ 2,766,835	$ 2,796,358

1	Includes decreases for unamortized discounts, as follows: September 30, 2012 — $9 thousand.
2	Includes decreases for unamortized discounts, as follows: December 31, 2012 — $30 thousand and September 30, 2012 — $46 thousand.
3

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: September 30, 2013 — $2,315 thousand, December 31, 2012 — $2,983 thousand and September 30, 2012 — $3,195 thousand. Additionally, includes decreases for unamortized discounts, as follows: September 30, 2013 — $206 thousand, December 31, 2012 — $265 thousand and September 30, 2012 — $284 thousand. The effective interest rate for these notes is 9.59%.

4

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: September 30, 2013 — $12,505 thousand, December 31, 2012 — $15,060 thousand and September 30, 2012 — $15,887 thousand. The effective interest rate for these notes is 6.02%.

5

Includes decreases for unamortized discounts, as follows: September 30, 2013 — $98 thousand, December 31, 2012 — $112 thousand and September 30, 2012 — $117 thousand. The effective interest rate for these notes is 7.41%.

6

Includes decreases for unamortized discounts, as follows: September 30, 2013 — $239 thousand, December 31, 2012 — $269 thousand and September 30, 2012 — $279 thousand. The effective interest rate for these notes is 7.87%.

7

Includes decreases for unamortized discounts, as follows: September 30, 2013 — $1,201 thousand, December 31, 2012 — $1,324 thousand and September 30, 2012 — $1,363 thousand. The effective interest rate for these notes is 10.62%.

8	The effective interest rate for these notes is 7.75%.
9

Includes decreases for unamortized discounts, as follows: September 30, 2013 — $629 thousand, December 31, 2012 — $635 thousand and September 30, 2012 — $637 thousand. The effective interest rate for these notes is 8.05%.

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

Scheduled debt payments during the first nine months of 2013 included $10,000,000 in January to retire the 8.70% medium-term note and $140,444,000 in June to retire the 6.30% notes. Scheduled debt payments during 2012 included $134,557,000 in November to retire the 5.60% notes.

In December 2011, we entered into a $600,000,000 bank line of credit expiring on December 15, 2016. In March 2013, we proactively amended this line of credit to reduce its capacity to $500,000,000 and extend its term to March 12, 2018. The line of credit is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $500,000,000 at any point in time. As of September 30, 2013, our available borrowing capacity was $380,289,000 (net of the $55,032,000 backing for standby letters of credit).

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.50% to 2.00% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings on our line of credit are classified as short-term due to our intent to repay within twelve months. As of September 30, 2013, the applicable margin for LIBOR based borrowing was 1.75%.

Note 8: Commitments and Contingencies

LETTERS OF CREDIT

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our letters of credit are issued by banks that participate in our $500,000,000 line of credit, and reduce the borrowing capacity thereunder. We pay a fee for all letters of credit equal to the LIBOR margin (ranges from 1.50% to 2.00%) applicable to borrowings under the line of credit, plus 0.125%. Our standby letters of credit as of September 30, 2013 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 34,478
Industrial revenue bond	14,230
Reclamation/restoration requirements	6,324
Total	$ 55,032

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

It is not possible to predict with certainty the ultimate outcome of these and other legal proceedings in which we are involved, and a number of factors, including developments in ongoing discovery or adverse rulings, or the verdict of a particular jury, could cause actual losses to differ materially from accrued costs. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. Legal costs incurred in defense of lawsuits are expensed as incurred. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and nine month periods ended September 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
ARO Operating Costs
Accretion	$ 2,908	$ 1,973	$ 7,731	$ 5,990
Depreciation	886	1,110	2,495	4,837
Total	$ 3,794	$ 3,083	$ 10,226	$ 10,827

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
Asset Retirement Obligations
Balance at beginning of period	$ 222,851	$ 150,413	$ 150,072	$ 153,979
Liabilities incurred	3,524	82	69,111	127
Liabilities settled	(2,328)	(822)	(8,839)	(2,241)
Accretion expense	2,908	1,973	7,731	5,990
Revisions up (down), net	6,606	(2,923)	15,486	(9,132)
Balance at end of period	$ 233,561	$ 148,723	$ 233,561	$ 148,723

The ARO liabilities incurred during 2013 relate primarily to reclamation activities required under a new development agreement and a new conditional use permit at an aggregates facility on owned property in Southern California. Upward revisions to our ARO liability during 2013 are largely attributable to an adjacent aggregates facility on owned property. The reclamation requirements at this property will result in the restoration and development of mined property into a 90 acre tract suitable for commercial and retail development. The estimated cost to fill and compact the property increased and the estimated settlement date decreased resulting in an upward revision to the ARO.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$ 4,958	$ 5,587	$ 16,852	$ 16,762
Interest cost	10,179	10,798	30,816	32,395
Expected return on plan assets	(11,926)	(12,195)	(35,500)	(36,585)
Curtailment loss	0	0	855	0
Amortization of prior service cost	79	69	259	206
Amortization of actuarial loss	4,264	4,882	16,259	14,645
Net periodic pension benefit cost	$ 7,554	$ 9,141	$ 29,541	$ 27,423
Pretax reclassification from AOCI included in
net periodic pension benefit cost	$ 4,343	$ 4,951	$ 17,373	$ 14,851

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

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$ 708	$ 1,166	$ 2,123	$ 3,499
Interest cost	815	1,563	2,445	4,687
Amortization of prior service credit	(1,215)	(169)	(3,647)	(506)
Amortization of actuarial loss	343	287	1,029	862
Net periodic postretirement benefit cost	$ 651	$ 2,847	$ 1,950	$ 8,542
Pretax reclassification from AOCI included in
net periodic postretirement benefit cost	$ (872)	$ 118	$ (2,618)	$ 356

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

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2013	2012	2012
AOCI
Cash flow hedges	$ (25,802)	$ (28,170)	$ (29,118)
Pension and postretirement benefit plans	(128,074)	(197,347)	(175,605)
Total	$ (153,876)	$ (225,517)	$ (204,723)

Changes in AOCI, net of tax, for the nine months ended September 30, 2013 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2012	$ (28,170)	$ (197,347)	$ (225,517)
Other comprehensive income (loss)
before reclassifications [1]	0	60,299	60,299
Amounts reclassified from AOCI	2,368	8,974	11,342
Net current period OCI changes	2,368	69,273	71,641
Balance as of September 30, 2013	$ (25,802)	$ (128,074)	$ (153,876)

1	Remeasurement of the pension plan funded status resulting from the plan change as described in Note 10.

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
		September 30		September 30
in thousands	2013	2012	2013	2012
Reclassification Adjustment for Cash Flow
Hedges Losses
Interest expense	$ 1,127	$ 1,615	$ 3,928	$ 4,755
Benefit from income taxes	(448)	(640)	(1,560)	(1,887)
Total	$ 679	$ 975	$ 2,368	$ 2,868
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost [1]
Cost of goods sold	$ 2,827	$ 4,092	$ 11,837	$ 12,066
Selling, administrative and general expenses	644	977	2,918	3,141
Benefit from income taxes	(1,360)	(1,985)	(5,781)	(5,955)
Total	$ 2,111	$ 3,084	$ 8,974	$ 9,252
Total reclassifications from AOCI to earnings	$ 2,790	$ 4,059	$ 11,342	$ 12,120

1	See Note 10 for a breakdown of the reclassifications among the curtailment loss and amortization of actuarial loss and prior service cost.

Note 12: Equity

Changes in total equity for the nine months ended September 30, 2013 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2012	$ 3,761,062
Net earnings	15,300
Common stock issued
Share-based compensation plans	1,115
Share-based compensation expense	16,789
Excess tax benefits from share-based compensation	896
Cash dividends on common stock ($0.03 per share)	(3,890)
Other comprehensive income	71,641
Other	(2)
Balance at September 30, 2013	$ 3,862,911

There were no shares held in treasury as of September 30, 2013, December 31, 2012 and September 30, 2012. As of September 30, 2013, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

Note 13: Segment Reporting

We have four operating (and reportable) segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Intersegment sales are made at local market prices for the particular grade and quality of product utilized in the production of ready-mixed concrete and asphalt mix. Management reviews earnings from the product line reporting segments principally at the gross profit level.

segment financial disclosure

	Three Months Ended		Nine Months Ended
		September 30		September 30
in millions	2013	2012	2013	2012
Total Revenues
Aggregates [1]
Segment revenues	$ 561.2	$ 491.1	$ 1,428.6	$ 1,317.9
Intersegment sales	(56.5)	(42.5)	(134.5)	(112.9)
Net sales	504.7	448.6	1,294.1	1,205.0
Concrete [2]
Segment revenues	129.7	108.7	349.9	303.3
Net sales	129.7	108.7	349.9	303.3
Asphalt Mix
Segment revenues	127.9	118.2	295.1	293.3
Net sales	127.9	118.2	295.1	293.3
Cement [3]
Segment revenues	25.1	22.7	71.6	63.6
Intersegment sales	(12.2)	(10.6)	(34.9)	(28.8)
Net sales	12.9	12.1	36.7	34.8
Totals
Net sales	775.2	687.6	1,975.8	1,836.4
Delivery revenues	38.4	41.3	114.7	122.5
Total revenues	$ 813.6	$ 728.9	$ 2,090.5	$ 1,958.9
Gross Profit
Aggregates	$ 149.8	$ 124.9	$ 301.7	$ 270.8
Concrete	(3.9)	(8.5)	(19.8)	(29.9)
Asphalt Mix	13.6	10.9	24.8	15.5
Cement	(0.5)	(0.4)	2.8	(1.6)
Total	$ 159.0	$ 126.9	$ 309.5	$ 254.8
Depreciation, Depletion,
Accretion and Amortization [4]
Aggregates	$ 56.7	$ 59.6	$ 169.2	$ 183.7
Concrete	8.4	10.5	24.5	32.1
Asphalt Mix	2.2	2.1	6.4	6.6
Cement	5.4	5.8	13.8	13.5
Other	5.6	6.1	17.0	17.5
Total	$ 78.3	$ 84.1	$ 230.9	$ 253.4

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.
2	Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale.
3	Includes cement and calcium products.
4

The allocation of indirect depreciation to our operating segments was changed in the fourth quarter of 2012 to better align the presentation with how management views information internally. The 2012 DDA&A amounts presented above have been revised to conform to the 2013 presentation.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
		September 30
in thousands	2013	2012
Cash Payments
Interest (exclusive of amount capitalized)	$ 102,137	$ 104,440
Income taxes	29,909	19,219
Noncash Investing and Financing Activities
Amounts referable to business acquisition (Note 16)
Liabilities assumed	$ 232	$ 0
Accrued liabilities for purchases of property, plant
& equipment	9,197	4,316

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September 30, 2013 and 2012.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment from December 31, 2012 to September 30, 2013 are summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Gross Carrying Amount
Total as of December 31, 2012	$ 2,995,083	$ 0	$ 91,633	$ 252,664	$ 3,339,380
Goodwill of divested businesses [1]	(5,195)	0	0	0	(5,195)
Total as of September 30, 2013	$ 2,989,888	$ 0	$ 91,633	$ 252,664	$ 3,334,185
Accumulated Impairment Losses
Total as of December 31, 2012	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Total as of September 30, 2013	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Goodwill, net of Accumulated
Impairment Losses
Total as of December 31, 2012	$ 2,995,083	$ 0	$ 91,633	$ 0	$ 3,086,716
Total as of September 30, 2013	$ 2,989,888	$ 0	$ 91,633	$ 0	$ 3,081,521

1	The goodwill of divested businesses relates to the 2013 divestitures discussed in Note 16.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

In the third quarter of 2013, we sold reclaimed land associated with a former site of a ready-mixed concrete facility resulting in net pretax cash proceeds of $11,261,000 and a pretax gain of $9,027,000.

Also in the third quarter of 2013, we completed the sale of a percentage of the future production from aggregates reserves at certain owned quarries. The sale was structured as a volumetric production payment (VPP) for which we received gross cash proceeds of $154,000,000 and incurred transaction costs of $905,000. The net proceeds were recorded as deferred revenue and are amortized on a unit-of-sales basis to revenues over the term of the VPP. See Note 4 for the key terms of the VPP.

In the second quarter of 2013, we acquired an aggregates production facility and four ready-mixed concrete facilities for $29,983,000. As a result, we recognized $5,425,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 50 years and will be deductible for income tax purposes over 15 years.

In the second quarter of 2013, we sold four aggregates production facilities resulting in net pretax cash proceeds of $34,743,000 and a pretax gain of $21,183,000. We allocated $4,521,000 of goodwill to these dispositions based on the relative fair values of the businesses disposed of and the portion of the reporting unit retained. Additionally, the dispositions of these facilities will likely result in a partial withdrawal from one of our multiemployer pension plans; therefore, we recognized a $4,000,000 liability related to this plan.

In the first quarter of 2013, we acquired two aggregates production facilities for $59,968,000. The initial accounting for the business combination was not finalized at the end of the second quarter because appraisals of amortizable intangible assets (contractual rights in place) and property, plant & equipment were not completed. Provisional amounts for contractual rights in place and property, plant & equipment were adjusted to the appraised values in the second and third quarters of 2013. These adjustments resulted in an increase in contractual rights in place from $800,000 to $3,620,000, an increase in property, plant & equipment from $45,888,000 to $52,583,000, a decrease in goodwill from $9,759,000 to $0 and other minor adjustments to working capital. The comparative balance sheets as of March 31, 2013 and June 30, 2013, will be retrospectively adjusted to reflect these adjustments. The impact of applying these adjustments retrospectively to 2013’s first and second quarter statements of comprehensive income was immaterial. The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 20 years and will be deductible for income tax purposes over 15 years.

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

Pending divestiture (Aggregates segment — a previously mined and subsequently reclaimed tract of land) is presented in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2013 as assets held for sale. We expect the sale to occur during 2013. Likewise, pending divestitures as of December 31, 2012 (Aggregates segment — a previously mined and subsequently reclaimed tract of land, an aggregates production facility and its related replacement reserve land, and Concrete segment — reclaimed land associated with a former site of a ready-mixed concrete facility) are presented in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2012 as assets held for sale and liabilities of assets held for sale. The major classes of assets and liabilities of assets classified as held for sale are as follows:

	September 30	December 31	September 30
in thousands	2013	2012	2012
Held for Sale
Current assets	$ 0	$ 809	$ 0
Property, plant & equipment, net	10,559	14,274	0
Total assets held for sale	$ 10,559	$ 15,083	$ 0
Noncurrent liabilities	$ 0	$ 801	$ 0
Total liabilities of assets held for sale	$ 0	$ 801	$ 0

During the first nine months of 2012, we sold:

▪	mitigation credits resulting in net pretax cash proceeds of $13,469,000 and a pretax gain of $12,342,000
▪	real estate resulting in net pretax cash proceeds of $9,691,000 and a pretax gain of $5,979,000

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

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

NEW DISCLOSURE REQUIREMENTS ON OFFSETTING ASSETS AND LIABILITIES  As of and for the interim period ended March 31, 2013, we adopted Accounting Standards Update (ASU) No. ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This ASU creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial and derivative instruments. The scope of instruments covered under this ASU was further clarified in the January 2013 issuance of ASU 2013-01,"Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." These new disclosures are designed to facilitate comparisons between financial statements prepared under U.S. GAAP and those prepared under International Financial Reporting Standards (IFRS). Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

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

presentation of other comprehensive income  As of the annual period ended December 31, 2011, we adopted ASU No. 2011-05, "Presentation of Comprehensive Income." This standard eliminates the option to present components of other comprehensive income (OCI) as part of the statement of equity. The amendments in this standard require that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income (AOCI) by component in the Consolidated Statement of Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of AOCI. Our accompanying Condensed Consolidated Statements of Comprehensive Income and Note 11 conform to the presentation requirements of these standards.

ACCOUNTING STANDARDS PENDING ADOPTION

GUIDANCE ON FINANCIAL STATEMENT PRESENTATION OF UNRECOGNIZED TAX BENEFITS  In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which provides explicit presentation guidelines. Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU. When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Both early adoption and retrospective application are permitted. We will adopt this standard as of and for the interim period ending March 31, 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

TANGIBLE PROPERTY REGULATIONS  In September 2013, the Internal Revenue Service issued final tangible property regulations. These regulations apply to amounts paid to acquire, produce or improve tangible property, as well as dispose of such property and are effective for tax years beginning on or after January 1, 2014. We have considered the effect of these tax law changes to our deferred tax assets and liabilities and do not expect their implementation to have a material impact on our consolidated financial statements.

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

EXECUTIVE SUMMARY

Financial highlights for Third Quarter 2013

▪	Net sales increased $87.6 million, or 13%, versus the prior year’s third quarter
▪	Gross profit improved $32.1 million, or 25%, from the prior year
▪	Each major product line realized growth in unit shipments from the prior year, due mostly to continued improvement in private construction
▪	Aggregates shipments increased 9%
▪	Volumes in ready-mixed concrete and cement increased 17% and 10%, respectively
▪	Asphalt mix volumes increased 4%
▪	Aggregates gross profit increased $24.9 million and gross profit margin as a percentage of segment revenues increased 1.3 percentage points (130 basis points)
▪	Earnings from continuing operations were $42.2 million, or $0.32 per diluted share, versus $15.6 million or $0.12 per diluted share, in the prior year
▪	EBITDA was $180.4 million, an increase of $38.6 million, or 27%, compared to the third quarter of last year
▪	Results from the current year’s third quarter include a pretax gain of $9.2 million related to the sale of reclaimed real estate
▪	Results from the prior year’s third quarter include a pretax charge of $4.3 million related to restructuring charges and exchange offer costs

Our third quarter results reflect the continued recovery of our markets and the benefits of our powerful earnings leverage. A 9% increase in aggregates volume helped drive a 20% increase in Aggregates segment gross profit. Cash gross profit per ton of aggregates increased to $4.83 per ton, our highest quarterly unit profitability in more than four years. Pricing continues to benefit from an improving demand outlook and we are realizing price improvements across most of our markets. Demand for our products continues to benefit from recovery in private construction activity, particularly residential construction, in many of our key markets. Growth in residential construction activity, and its traditional follow-on impact on private nonresidential construction, continues to underpin our expectations for future volume growth and earnings improvement.

In February 2012, our Board approved a Planned Asset Sales initiative with targeted net proceeds of approximately $500 million through the sale of non-core assets. To date, we have achieved $373.2 million of net proceeds including $204.6 million in the first nine months of 2013 as described in Note 16 to the condensed consolidated financial statements. The sales (actual and intended) are consistent with our strategic focus on building leading aggregates positions in markets with above-average long-term demand growth. The ultimate composition and timing of such transactions is difficult to project. The proceeds of these sales will be used to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders.

We remain focused on our strategic initiatives to enhance our leading aggregates reserve positions in attractive markets. Year-to-date, we divested certain assets in lower margin, lower growth markets in the Midwest and added aggregates reserves and operations in attractive markets. Going forward, we will continue to look for opportunities to further enhance our strategic coast-to-coast footprint.

We have reduced debt $289.0 million in the last twelve months and we remain committed to strengthening our balance sheet, unlocking capital for more productive uses, improving our operating results and creating value for shareholders.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Generally Accepted Accounting Principles (GAAP) does not define “free cash flow,” "cash gross profit" and “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP. Likewise, cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company's ability to incur and service debt. We use free cash flow, cash gross profit, EBITDA and other such measures to assess liquidity and the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.  We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

free cash flow

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Nine Months Ended
	September 30
in millions	2013	2012
Net cash used for operating activities	$ 260.0	$ 93.8
Purchases of property, plant & equipment	(117.3)	(49.5)
Free cash flow	$ 142.7	$ 44.3

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2013	2012	2013	2012
Aggregates segment
Gross profit	$ 149.8	$ 124.9	$ 301.7	$ 270.8
DDA&A	56.7	59.6	169.2	183.7
Aggregates segment cash gross profit	$ 206.5	$ 184.5	$ 470.9	$ 454.5
Unit shipments - tons	42.8	39.4	110.2	107.6
Aggregates segment cash gross profit per ton	$ 4.83	$ 4.69	$ 4.27	$ 4.23
Concrete segment
Gross profit	$ (3.9)	$ (8.5)	$ (19.8)	$ (29.9)
DDA&A	8.4	10.5	24.5	32.1
Concrete segment cash gross profit	$ 4.5	$ 2.0	$ 4.7	$ 2.2
Asphalt Mix segment
Gross profit	$ 13.6	$ 10.9	$ 24.8	$ 15.5
DDA&A	2.2	2.1	6.4	6.6
Asphalt Mix segment cash gross profit	$ 15.8	$ 13.0	$ 31.2	$ 22.1
Cement segment
Gross profit	$ (0.5)	$ (0.4)	$ 2.8	$ (1.6)
DDA&A	5.4	5.8	13.8	13.5
Cement segment cash gross profit	$ 4.9	$ 5.4	$ 16.6	$ 11.9

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2013	2012	2013	2012
Net earnings (loss)	$ 41.4	$ 14.3	$ 15.3	$ (56.1)
Provision for (benefit from) income taxes	10.8	(11.0)	(21.9)	(67.1)
Interest expense, net	49.1	53.0	152.8	159.0
(Earnings) loss on discontinued operations, net of taxes	0.8	1.4	(4.6)	(2.3)
Depreciation, depletion, accretion and amortization	78.3	84.1	230.8	253.3
EBITDA	$ 180.4	$ 141.8	$ 372.4	$ 286.8
Gain on sale of real estate and businesses	$ (9.2)	$ 0.0	$ (35.4)	$ (18.3)
Restructuring charges	0.0	3.0	1.5	9.0
Exchange offer costs	0.0	1.2	0.0	43.4
Adjusted EBITDA	$ 171.2	$ 146.0	$ 338.5	$ 320.9

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

consolidated operating Results

	Three Months Ended		Nine Months Ended
		September 30		September 30
in millions, except per share data	2013	2012	2013	2012
Net sales	$ 775.2	$ 687.6	$ 1,975.8	$ 1,836.4
Cost of goods sold	616.2	560.7	1,666.3	1,581.6
Gross profit	$ 159.0	$ 126.9	$ 309.5	$ 254.8
Operating earnings	$ 99.8	$ 55.9	$ 136.6	$ 29.2
Earnings (loss) from continuing operations
before income taxes	$ 52.9	$ 4.6	$ (11.2)	$ (125.6)
Earnings (loss) from continuing operations	$ 42.2	$ 15.6	$ 10.7	$ (58.4)
Earnings (loss) on discontinued operations,
net of taxes	(0.8)	(1.3)	4.6	2.3
Net earnings (loss)	$ 41.4	$ 14.3	$ 15.3	$ (56.1)
Basic earnings (loss) per share
Continuing operations	$ 0.32	$ 0.12	$ 0.08	$ (0.45)
Discontinued operations	0.00	(0.01)	0.04	0.02
Basic net earnings (loss)	$ 0.32	$ 0.11	$ 0.12	$ (0.43)
Diluted earnings (loss) per share
Continuing operations	$ 0.32	$ 0.12	$ 0.08	$ (0.45)
Discontinued operations	(0.01)	(0.01)	0.04	0.02
Basic net earnings (loss)	$ 0.31	$ 0.11	$ 0.12	$ (0.43)
EBITDA	$ 180.4	$ 141.8	$ 372.4	$ 286.8
Adjusted EBITDA	$ 171.2	$ 146.0	$ 338.5	$ 320.9

Third quarter 2013 Compared to third Quarter 2012

Third quarter 2013 net sales were $775.2 million, up 13% from the third quarter of 2012. Shipments and pricing, respectively, were up in all major products as follows: aggregates (+9% and +2%), ready-mixed concrete (+17% and +2%), asphalt mix (+4% and +0.2%) and cement (+10% and +5%).

Results for the third quarter of 2013 were net earnings of $41.4 million, or $0.31 per diluted share, compared to net earnings of $14.3 million, or $0.11 per diluted share, in the third quarter of 2012. Each period’s results were impacted by discrete items, as follows:

▪	The third quarter of 2013 results include a pretax gain of $9.2 million related to the sale of reclaimed real estate
▪	The third quarter of 2012 results include a pretax charge of $4.3 million related to restructuring charges and exchange offer costs

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2013 versus the third quarter of 2012 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2012	$ 4.6
Higher aggregates gross profit due to
Higher selling prices	11.1
Higher volumes	21.4
Higher costs and other items	(7.6)
Higher concrete gross profit	4.6
Higher asphalt mix gross profit	2.7
Lower cement gross profit	(0.1)
Higher selling, administrative and general expense	(0.4)
Higher gain on sale of property, plant & equipment and businesses	7.3
Lower restructuring charges	3.1
Exchange offer costs - 2012	1.2
Lower interest expense	3.9
All other	1.1
Third quarter 2013	$ 52.9

Aggregates segment gross profit was $149.8 million, a $24.9 million increase from the prior year. This earnings improvement was due to volume growth in virtually all our markets and broad-based pricing gains. Aggregates shipments increased 9% compared to the prior year. On a same-store basis, aggregates shipments increased 10%. Many markets realized double-digit volume growth including a number of our key markets. Strong private construction demand in Florida led to an increase in shipments of more than 35% versus last year’s third quarter. Shipments in Texas also benefited from stronger demand, particularly large industrial projects, increasing nearly 30% versus the prior year. Increased private construction activity also benefited aggregates shipments in other key markets. Arizona, California, Georgia and North Carolina each increased more than 14%.

In the third quarter, aggregates sales volumes exceeded production levels, lowering Aggregates segment gross profit approximately $6.4 million. Additionally, cost of sales increased $1.8 million due to increased freight and distribution costs resulting from higher growth in aggregates shipments from sales yards along the Gulf Coast. Our current inventory levels provide opportunity for higher production levels and greater efficiencies as demand continues to improve.

Concrete segment gross profit was a loss of $3.9 million, an improvement of $4.6 million from the third quarter of 2012. This improvement was the result of increased shipments and pricing in each of our markets.

Asphalt Mix segment gross profit of $13.6 million increased 24% increase from the prior year, benefiting from better materials margins and a 4% increase in shipments.

Cement segment gross profit was a loss of $0.5 million compared to a loss of $0.4 million in the prior year.

Selling, administrative and general (SAG) expenses of $65.9 million were up $0.4 million, or 1%, compared with the prior year.

Gain on sale of property, plant & equipment and businesses was $9.3 million in the third quarter of 2013 compared to $2.0 million in the third quarter of 2012. As detailed in Note 16 to the condensed consolidated financial statements, divestitures in the third quarter of 2013 accounted for a $9.2 million pretax gain while there were no divestitures in the third quarter of 2012.

The current quarter included no restructuring charges or exchange offer costs compared to $3.1 million and $1.2 million, respectively, in the third quarter of 2012. See Note 1 to the condensed consolidated financial statements for an explanation of these prior period costs.

We recorded an income tax provision from continuing operations of $10.8 million in the third quarter of 2013 compared to an income tax benefit from continuing operations of $11.0 million in the third quarter of 2012. In the third quarter of 2013, income taxes were calculated based on the year-to-date effective tax rate. In the third quarter of 2012, income taxes were calculated based on the estimated annual effective tax rate (EAETR). Both the year-to-date effective tax rate and the EAETR are discussed in Note 3 to the condensed consolidated financial statements. After applying the statutory rate to the pretax earnings, the decrease in the income tax benefit (to a provision) mainly relates to the different methodologies used to calculate income taxes in the two periods.

Earnings from continuing operations were $0.32 per diluted share compared to $0.12 per diluted share in the third quarter of 2012.

Discontinued Operations — The third quarter pretax losses on discontinued operations were $1.3 million in 2013 and $2.3 million in 2012. The pretax losses primarily reflect charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

year-to-date September 30, 2013 Compared to year-to-date september 30, 2012

Net sales for the first nine months of 2013 were $1,975.8 million, an increase of 8% from the $1,836.4 million in the first nine months of 2012. Shipments were higher in aggregates (+2%), ready-mixed concrete (+13%) and cement (+14%) while asphalt mix was in line with the prior year. Pricing was higher in all major product lines except asphalt mix which was down 1%.

Results for the first nine months of 2013 were net earnings of $15.3 million, or $0.12 per diluted share, compared to a net loss of $56.1 million, or $0.43 per diluted share, in the first nine months of 2012. Gross profit increased $54.7 million reflecting improved profitability in all four segments. Each period’s results were impacted by discrete items, as follows:

▪	The first nine months of 2013 include a pretax gain of $35.4 million related to the sale of reclaimed real estate and businesses and a $1.5 million charge for restructuring
▪

The first nine months of 2012 results include a pretax charge of $43.3 million related to the unsolicited exchange offer, an $18.3 million gain related to the sale of real estate and mitigation credits, and $9.0 million of restructuring charges

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2013 versus year-to-date September 30, 2012 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2012	$ (125.6)
Higher aggregates gross profit due to
Higher selling prices	38.5
Higher volumes	16.1
Higher costs and other items	(23.7)
Higher concrete gross profit	10.1
Higher asphalt mix gross profit	9.3
Higher cement gross profit	4.4
Higher selling, administrative and general expenses	(3.1)
Higher gain on sale of property, plant & equipment and businesses	15.2
Lower restructuring charges	7.5
Exchange offer costs - 2012	43.3
Lower interest expense	6.2
All other	(9.4)
Year-to-date September 30, 2013	$ (11.2)

Gross profit for the Aggregates segment was $301.7 million for the first nine months of 2013 compared to $270.8 million in 2012. As noted in the table above, this $30.9 million increase in gross profit resulted from higher selling prices and volumes slightly offset by higher costs. Despite a challenging first half of the year due to wet weather, aggregates shipments were up 3% through the first nine months of 2013, excluding the effects of the divestiture of our Wisconsin aggregates operations as well as acquisitions completed earlier this year. This year-to-date growth in aggregates demand was driven by improved private construction activity, particularly in several of our key states, including Arizona, California, Florida, Georgia and Texas. Through the first nine months of the year, aggregates shipments in these five states combined were up more than 16%. These five states have accounted for more than one-third of all U.S. housing starts in the trailing twelve months ending

September and 80% percent of contract awards for all U.S. private nonresidential buildings, measured in square feet, during the same period.

Year-to-date September, aggregates sales volumes exceeded production levels, lowering Aggregates segment gross profit approximately $8.7 million.

The Concrete segment gross profit was a loss of $19.8 million, an improvement of $10.1 million from the prior year. Ready-mixed concrete shipments increased 13% from the prior year and pricing increased 1%.

Asphalt Mix segment gross profit of $24.8 million was $9.3 million above the first nine months of 2012. Lower liquid asphalt costs drove much of the positive variance.

Cement segment gross profit of $2.8 million was $4.4 million above the first nine months of 2012. Shipments and pricing were up 14% and 6%, respectively, from the prior year.

SAG expenses for the first nine months of 2013 were up $3.1 million, or 2%, from the prior year.

Gain on sale of property, plant & equipment and businesses was $36.9 million for the first nine months of 2013 compared to $21.7 million in the first nine months of 2012. As detailed in Note 16 to the condensed consolidated financial statements, divestitures accounted for $35.4 million of the 2013 pretax gain compared to $18.3 million of pretax gain for the first nine months of 2012.

For details of the restructuring charges of $1.5 million and $9.0 million in the first nine months of 2013 and 2012, respectively, see Note 1 to the condensed consolidated financial statements.

The $43.3 million of exchange offer costs in the prior year’s first nine months reflects legal, professional and other costs incurred in response to an unsolicited exchange offer. For additional details, see Note 1 to the condensed consolidated financial statements.

Net interest expense was $152.8 million in the first nine months of 2013 compared to $159.0 in comparable 2012. The decrease in interest costs resulted from intervening payments on current maturities of long term debt.

We recorded income tax benefits from continuing operations of $21.9 million for the nine months ended September 30, 2013, compared to $67.1 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, income taxes were calculated based on the year-to-date effective tax rate. For the nine months ended September 30, 2012, income taxes were calculated based on the EAETR. Both the year-to-date effective tax rate and the EAETR are discussed in Note 3 to the condensed consolidated financial statements. After applying the statutory rate to the pretax losses, the decrease in the income tax benefit mainly relates to the different methodologies used to calculate income taxes in the two periods.

Results from continuing operations were earnings of $0.08 per diluted share compared to a loss of $0.45 per diluted share in the first nine months of 2012.

Discontinued Operations — Year-to-date September pretax earnings on discontinued operations were $7.7 million in 2013 and $3.9 million in 2012. The 2013 pretax earnings include an $11.7 million 5CP earn-out gain (net of transaction costs) while the 2012 earnings include a $10.2 million 5CP earn-out gain (net of transaction costs). These gains were partially offset by general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

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

Cash

Included in our September 30, 2013 cash and cash equivalents balance of $245.8 million is $67.8 million of cash held at one of our foreign subsidiaries. The majority of this $67.8 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is limited to our foreign operations.

cash from operating activities

Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

	Nine Months Ended
		September 30
in millions	2013	2012
Net earnings (loss)	$ 15.3	$ (56.1)
Depreciation, depletion, accretion and amortization (DDA&A)	230.9	253.4
Net earnings before noncash deductions for DDA&A	$ 246.2	$ 197.3
Net gain on sale of property, plant & equipment and businesses	(48.6)	(31.9)
Proceeds from sale of future production, net of transaction cost	153.1	0.0
Other operating cash flows, net	(90.7)	(71.6)
Net cash provided by operating activities	$ 260.0	$ 93.8

Net cash provided by operating activities of $260.0 million during the nine months ended September 30, 2013, increased $166.2 million compared to the same period of 2012 due primarily to the sale of future production. In September 2013, we sold a percentage of future production from aggregates reserves resulting in net cash proceeds of $153.1 million (see Note 4 to the condensed consolidated financial statements). Additionally, as noted in the table above, net earnings before noncash deductions for depreciation, depletion, accretion and amortization increased $48.9 million in the first nine months of 2013 compared with the same period of 2012.

cash flows from investing activities

Net cash used for investing activities of $140.7 million during the nine months ended September 30, 2013, increased $131.8 million compared to the prior year. This increase resulted largely from a $157.8 million increase in the purchase of property, plant & equipment and businesses partially offset by a $27.0 million increase in proceeds from the sale of property, plant & equipment and businesses. During the first nine months of 2013, we acquired three aggregates production facilities and four ready-mixed concrete facilities for approximately $90.0 million. In the same period, we sold five aggregates production facilities, one replacement reserve site and reclaimed land associated with a former site of a ready-mixed concrete facility for approximately $51.1 million. These transactions are consistent with our strategic focus on disposing non-core assets and building aggregates positions in markets with above average long-term demand growth.

cash flows from financing activities

Net cash used for financing activities of $149.0 million increased $151.4 million during the nine months ended September 30, 2013, compared to the same period of 2012. This increase in cash used for financing activities was primarily attributable to scheduled debt payments. During the first nine months of 2013, we made scheduled debt payments of $10.0 million in January to retire the 8.70% medium-term note and $140.4 million in June to retire the 6.30% notes.

debt

Certain debt measures are outlined below:

	September 30	December 31	September 30
dollars in millions	2013	2012	2012
Debt
Current maturities of long-term debt	$ 0.2	$ 150.6	$ 285.2
Long-term debt	2,523.4	2,526.4	2,527.4
Total debt	$ 2,523.6	$ 2,677.0	$ 2,812.6
Capital
Total debt	$ 2,523.6	$ 2,677.0	$ 2,812.6
Equity	3,862.9	3,761.1	3,767.2
Total capital	$ 6,386.5	$ 6,438.1	$ 6,579.8
Total Debt as a Percentage of Total Capital	39.5%	41.6%	42.7%
Weighted-average Effective Interest Rates
Long-term debt	7.72%	7.71%	7.65%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.5%	99.5%	99.5%
Floating-rate debt	0.5%	0.5%	0.5%

Scheduled debt payments during the first nine months of 2013 included $10.0 million in January to retire the 8.70% medium-term note and $140.4 million in June to retire the 6.30% notes.

Our $0.2 million of current maturities of long-term debt as of September 30, 2013 is due as follows:

Current
in millions	Maturities
Fourth quarter 2013	$ 0.2
First quarter 2014	0.0
Second quarter 2014	0.0
Third quarter 2014	0.0

We expect to retire the current maturities using existing cash.

In March 2013, we proactively amended our bank line of credit to extend its term from December 15, 2016 to March 12, 2018 and to reduce its capacity from $600.0 million to $500.0 million. The line of credit is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $500.0 million at any point in time. As of September 30, 2013, our eligible borrowing capacity was $435.3 million.

Utilization of the eligible borrowing capacity under our line of credit as of September 30, 2013:

▪	none was drawn
▪	$55.0 million was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.00% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Letters of credit issued under the line of credit are charged a fee equal to the applicable margin for LIBOR borrowings plus 0.125%.  As of September 30, 2013, the applicable margin for LIBOR based borrowing was 1.75%.

debt ratings

Our debt ratings and outlooks as of September 30, 2013 are summarized below:

	Rating/Outlook	Date		Description
Senior Secured Line of Credit (Short-term Debt)
Moody's	Ba2/negative	7/12/2012	[2]	downgraded from Ba1/new
Senior Unsecured (Long-term Debt) [1]
Moody's	Ba3/negative	7/12/2012	[2]	downgraded from Ba2/negative
Standard & Poor's	BB/stable	6/11/2012	[3]	outlook changed from watch positive to stable

1	Not all of our long-term debt is rated.
2	Rating/outlook reaffirmed July 3, 2013.
3	Rating/outlook reaffirmed June 27, 2013.

Equity

Our common stock issuances are summarized below:

	September 30	December 31	September 30
in thousands	2013	2012	2012
Common stock shares at beginning of year,
issued and outstanding	129,721	129,245	129,245
Common Stock Issuances
Acquisitions	0	61	61
Share-based compensation plans	268	415	290
Common stock shares at end of period,
issued and outstanding	129,989	129,721	129,596

During 2012, we issued 60,855 shares of common stock as a final payment for a  2011 business acquisition.

There were no shares held in treasury as of September 30, 2013, December 31, 2012 and September 30, 2012. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of September 30, 2013.

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

foreign earnings

U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies for each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore.

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

At September 30, 2013, the estimated fair value of our long-term debt instruments including current maturities was $2,795.8 million compared to a book value of $2,523.6 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $137.0 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We are in the process of replacing our legacy information technology systems and have completed implementation of new financial reporting software, which is a major component of the replacement. In addition, we have substantially completed implementing a new quote to cash software system, which is another significant component of the replacement. The new information technology systems were a source for most of the information presented in this Quarterly Report on Form 10-Q. We are continuing to work towards full implementation of the new information technology systems.

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the third quarter of 2013.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

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

VULCAN MATERIALS COMPANY
Date November 5, 2013	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date November 5, 2013	/s/ Daniel F. Sansone Daniel F. Sansone Executive Vice President and Chief Financial Officer (Principal Financial Officer)