Form 10-K
period 2013-12-31
Vulcan Materials CO
filed 2014-02-26
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $1 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X   No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act. Yes       No  X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X  No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

                                        Large accelerated filer   X                                            Accelerated filer  __

                                          Non-accelerated filer  __                          Smaller reporting company  __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __  No  X

Aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2013:	$ 6,270,045,869
Number of shares of common stock, $1.00 par value, outstanding as of February 12, 2014:	130,564,191
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 9, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless otherwise stated or the context otherwise requires, references in this report to "Vulcan," the "company," "we," "our," or "us" refer to Vulcan Materials Company and its consolidated subsidiaries.

Table of Contents	i

PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Certain of the matters and statements made herein or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words such as "anticipate," "may," "believe," "estimate," "project," "expect," "intend" and words of similar import. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:

▪	general economic and business conditions
▪	the timing and amount of federal, state and local funding for infrastructure
▪	changes in our effective tax rate that can adversely impact results
▪

the increasing reliance on information technology infrastructure for our ticketing, procurement, financial statements and other processes can adversely affect operations in the event that the infrastructure does not work as intended, experiences technical difficulties or is subjected to cyber attacks

▪	the impact of the state of the global economy on our business and financial condition and access to capital markets
▪	changes in the level of spending for residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	the impact of our below investment grade debt rating on our cost of capital
▪	volatility in pension plan asset values and liabilities which may require cash contributions to our pension plans
▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to manage and successfully integrate acquisitions
▪	our ability to implement successfully a management succession plan
▪	the potential of goodwill or long-lived asset impairment
▪	the potential impact of future legislation or regulations relating to climate change, greenhouse gas emissions or the definition of minerals
▪

the risks set forth in Item 1A "Risk Factors," Item 3 "Legal Proceedings," Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Note 12 "Commitments and Contingencies" to the consolidated financial statements in Item 8 "Financial Statements and Supplementary Data," all as set forth in this report

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

ITEM 1

BUSINESS

Vulcan Materials Company is a New Jersey corporation and the nation’s largest producer of construction aggregates: primarily crushed stone, sand and gravel. We operated 342 aggregates facilities during 2013. We also are a major producer of asphalt mix and ready-mixed concrete as well as a leading producer of cement in Florida.

VULCAN’S VALUE PROPOSITION

We are the leading construction materials business in the country with superior aggregates operations. Our leading position is based upon:

▪	a favorable geographic footprint that provides attractive long-term growth prospects
▪	the largest proven and probable reserve base in the United States
▪	operational expertise and pricing discipline providing attractive unit profitability

STRATEGY FOR EXISTING AND NEW MARKETS

▪

Our aggregates reserves are strategically located throughout the United States in areas that are projected to grow faster than the national average and that require large amounts of aggregates to meet construction demand. Vulcan-served states are estimated to generate 75% of the total growth in U.S. population and 70% of the total growth in U.S. household formations between 2010 and 2020. Our top ten revenue producing states in 2013 were Alabama,  California,  Florida,  Georgia,  Illinois,  North Carolina,  South Carolina,  Tennessee, Texas and Virginia.

Part I	3

    Source: Moody’s Analytics as of November 21, 2013

▪

We take a disciplined approach to strengthening our footprint by increasing our presence in U.S. metropolitan areas that are expected to grow more rapidly and by divesting assets that are no longer considered part of our long-term growth strategy. In 2013, we acquired three aggregates production facilities in fast-growing markets in Georgia and Texas; added substantially to our reserves in Georgia, Texas and Virginia; considerably improved our reserve position in California and commenced development of a major quarry in California. Conversely, we divested non-strategic assets in Wisconsin.

▪

Where practical, we have operations located close to our local markets because the cost of trucking materials long distances is prohibitive. Approximately 80% of our total aggregates shipments are delivered exclusively from the producing location to the customer by truck, and another 13% are delivered by truck after reaching a sales yard by rail or water.  The remaining 7% of aggregates shipments are delivered directly to the customer by rail or water.

COMPETITORS

We operate in an industry that generally is fragmented with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers accounted for approximately 25% to 30%  of total U.S. aggregates production in 2013. Despite being the industry leader, Vulcan’s total U.S. market share is less than 10%.  Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

▪	Cemex S.A.B. de C.V.
▪	CRH plc
▪	HeidelbergCement AG
▪	Holcim Ltd.
▪	Lafarge
▪	Martin Marietta Materials, Inc.
▪	MDU Resources Group, Inc.

Because the U.S. aggregates industry is highly fragmented, with over 5,000 companies managing almost 9,000 operations during 2013, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or by extending their existing market positions.

Part I	4

BUSINESS STRATEGY

Vulcan provides the basic materials for the infrastructure needed to maintain and expand the U.S. economy. Our strategy is based on our strength in aggregates. Aggregates are used in most types of construction and in the production of asphalt mix and ready-mixed concrete. Our materials are used to build the roads, tunnels, bridges, railroads and airports that connect us, and to build the hospitals, churches, schools, shopping centers, and factories that are essential to our lives and the economy. The following graphs illustrate the relationship of our four operating segments to sales.

AGGREGATES-LED VALUE CREATION — 2013 NET SALES

    *Represents sales to external customers of our aggregates and our downstream products that use our aggregates.

Our business strategies include: 1) aggregates focus, 2) coast-to-coast footprint, 3) profitable growth, 4) tightly managed operational and overhead costs, and 5) effective land management.

1. AGGREGATES FOCUS

Aggregates are used in virtually all types of public and private construction and practically no substitutes for quality aggregates exist. Our focus on aggregates allows us to:

▪

BUILD AND HOLD SUBSTANTIAL RESERVES:  The locations of our reserves are critical to our long-term success because of barriers to entry created in many metropolitan markets by zoning and permitting regulations and high costs associated with transporting aggregates. Our reserves are strategically located throughout the United States in high-growth areas that will require large amounts of aggregates to meet future construction demand. Aggregates operations have flexible production capabilities and, other than energy inputs required to process the materials, require virtually no other raw material. Our downstream businesses (asphalt mix and concrete) use Vulcan-produced aggregates almost exclusively.

▪

TAKE ADVANTAGE OF BEING THE LARGEST PRODUCER:  Each aggregates operation is unique because of its location within a local market with particular geological characteristics. Every operation, however, uses a similar group of assets to produce saleable aggregates and provide customer service. Vulcan is the largest aggregates company in the U.S., whether measured by shipments or by revenues. The 342 aggregates facilities we operated during 2013 provided opportunities to standardize operating practices and procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to share best practices across the organization and leverage our size for administrative support, customer service, accounting, accounts receivable and accounts payable, technical support and engineering.

Part I	5

2. LARGE AND STRATEGICALLY LOCATED, COAST-TO-COAST

Demand for construction aggregates correlates positively with changes in population growth, household formation and employment. We have pursued a strategy to increase our presence in U.S. metropolitan areas that are expected to grow the most rapidly. In 2013, we divested non-strategic assets in Wisconsin;  increased our presence in fast-growing markets in Georgia, Texas and Virginia; considerably improved our reserve position in California; and commenced development of a major quarry in California.

The following graphic illustrates our projected percentage share of the growth by key demographics for the United States:

                    Source: Moody’s Analytics as of November 21, 2013

Vulcan's top ten revenue producing states in 2013
Other Vulcan-served states
Symbols indicate states where Vulcan is integrated into additional product lines:
Asphalt
Concrete
Cement

Part I	6

3. PROFITABLE GROWTH

Our long-term growth is a result of strategic acquisitions and investments in key operations.

▪

Strategic acquisitions: Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. For example, in 1999 we acquired CalMat Co., thereby expanding our aggregates operations into California and Arizona and making us one of the nation’s leading producers of asphalt mix and ready-mixed concrete. In 2007, we acquired Florida Rock Industries, Inc., the largest acquisition in our history. This acquisition expanded our aggregates business in Florida and other southeastern and mid-Atlantic states.

In addition to these large acquisitions, we have completed many smaller acquisitions that have contributed significantly to our growth.

▪

Reinvestment opportunities with high returns: During the current decade,  Moody's Analytics projects that 75% of the U.S. population growth, 70% of household formation and 63% of new jobs will occur in Vulcan-served states. The close proximity of our production facilities and our aggregates reserves to this projected population growth create many opportunities to invest capital in high-return projects — projects that will add reserves, increase production capacity and improve costs.

4. TIGHTLY MANAGED OPERATIONAL AND OVERHEAD COSTS

We  focus on rigorous cost management throughout the economic cycle. Small savings per ton add up to significant cost reductions. We are able to adjust production levels to meet varying market conditions without jeopardizing our ability to take advantage of future increased demand.

Our knowledgeable and experienced workforce and our flexible production capabilities have allowed us to manage operational and overhead costs aggressively during the prolonged recession in the construction industry. In 2012, we initiated a Profit Enhancement Plan that focused on improving profitability through more effective sourcing, reducing general & administrative expenses and improving transportation/logistics programs. We also reorganized our company structure in 2012 enabling us to make significant reductions in our Selling, Administrative and General (SAG) expense. In addition to cost reduction steps taken in previous years, in 2013 we continued to control costs aggressively in our operations. As a result of these cost controls coupled with a disciplined approach to pricing, our cash gross profit for each ton of aggregates sold in 2013 was 33%  higher than at the peak of demand in 2005 (refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Non-GAAP disclosures).

Part I	7

5. LAND MANAGEMENT

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

PRODUCT LINES

We have four operating (and reportable) segments organized around our principal product lines:

1.	Aggregates
2.	Concrete
3.	Asphalt Mix
4.	Cement

1. AGGREGATES

A number of factors affect the U.S. aggregates industry and our business, including markets, the location and quality of reserves and demand cycles.

▪

Local markets: Aggregates have a high weight-to-value ratio and, in most cases, are produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available high quality aggregates. We serve these markets from quarries that have access to long-haul transportation — shipping by barge and rail — and from our quarry on Mexico’s Yucatan Peninsula. We transport aggregates from Mexico to the U.S. principally on our three Panamax-class, self-unloading ships.

▪

Diverse markets: Large quantities of aggregates are used in virtually all types of public- and private-sector construction projects, such as highways, airports, water and sewer systems, industrial manufacturing facilities, residential and nonresidential buildings. Aggregates also are used widely as railroad track ballast.

▪

Location and quality of reserves: We currently have 15.0 billion tons of permitted and proven or probable aggregates reserves. The bulk of these reserves are located in areas where we expect greater than average rates of growth in population, jobs and households, which require new infrastructure, housing, offices, schools and other development. Such growth depends on aggregates for construction. Zoning and permitting regulations in some markets have made it increasingly difficult for the aggregates industry to expand existing quarries or to develop new quarries. These restrictions could curtail expansion in certain areas, but they also could increase the value of our reserves at existing locations.

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

In addition, the following factors influence the aggregates market:

▪

Highly fragmented industry: The U.S. aggregates industry is composed of over 5,000 companies that manage almost 9,000 operations. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.

▪

Relatively stable demand from the public sector: Publicly funded construction activity has historically been more stable and less cyclical than privately funded construction,  and generally requires more aggregates per dollar of construction spending. Private construction (primarily residential and nonresidential buildings) typically is more affected by general economic cycles than publicly funded projects (particularly highways, roads and bridges), which tend to receive more consistent levels of funding throughout economic cycles.

▪

Limited product substitution: There are limited substitutes for quality aggregates. Recycled concrete and asphalt have certain applications as a lower-cost alternative to virgin aggregates. However, due to technical specifications many types of construction projects cannot be served by recycled concrete, but require the use of virgin aggregates to meet specifications and performance-based criteria for durability, strength and other qualities. Moreover, the amount of recycled asphalt included in asphalt mix as a substitute for aggregates is limited due to specifications.

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

AGGREGATES MARKETS

We focus on the U.S. markets with above-average long-term expected population growth and where construction is expected to expand. Because transportation is a significant part of the delivered cost of aggregates, our facilities are typically located in the markets they serve or have access to economical transportation via rail, barge or ship to a particular end market. We serve both the public and the private sectors.

Part I	9

PUBLIC SECTOR CONSTRUCTION

Public sector construction includes spending by federal, state, and local governments for highways, bridges and airports as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2013, publicly funded construction accounted for approximately 52%  of our total aggregates shipments.

▪

Public Sector Funding: Generally, public sector construction spending is more stable than private sector construction because public sector spending is less sensitive to interest rates and has historically been supported by multi-year legislation and programs. For example, the federal surface transportation bill is a principal source of funding for public infrastructure and transportation projects. For over two decades, a portion of transportation projects has been funded through a series of multi-year bills. Some 40% of transportation projects are federally-funded, with special emphasis given to the largest and most complex projects. The long-term aspect of these bills is important because it provides state departments of transportation with the ability to plan and execute long-range, complex highway projects. Federal highway spending is governed by multi-year authorization bills and annual budget appropriations using funds largely from the Federal Highway Trust Fund. This Trust Fund receives funding from taxes on gasoline and other levies. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. In 2013,  approximately 27%  of our aggregates sales by volume was used in highway construction projects.

▪

federal highway funding: In June 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act (MAP-21), a new multi-year highway bill. There was overwhelming bipartisan support for this legislation in both the House and the Senate, and it was signed into law by the President on July 6, 2012. MAP-21 has provided state departments of transportation with the funding certainty to move forward on infrastructure programs, and it helps rebuild America’s aging infrastructure by modernizing and reforming our current transportation system, while also protecting millions of jobs.

MAP-21 maintains essentially level funding through Fiscal Year 2014, with approximately $105 billion of total funding. It extends the Highway Trust Fund and tax collections through Fiscal Year 2016, adding additional stability to the Federal Highway Program. The act’s substantial highway provisions are more reform-focused than previous bills, with a strong emphasis on improving project delivery and eliminating red tape that has slowed the construction of highway projects. Funding directly for highways has provided a floor of $82 billion for Fiscal Years 2013 and 2014. In addition, MAP-21 provides a significant increase in funding for the Transportation Infrastructure Finance & Innovation Act (TIFIA) program. Funding for this program will increase to $1.75 billion over the two-year period of this act, from $122 million per year under the previous multi-year highway bill. TIFIA funding is typically leveraged by a factor of 10. The U.S. Department of Transportation estimates this TIFIA funding will support $30 to $50 billion in new construction. However, given administrative requirements and other factors, it is difficult to predict the timing of shipments for TIFIA projects.

TIFIA is a highly popular program that stimulates private capital investment for projects of national or regional significance in key growth areas throughout the United States, including large portions of our footprint. The program provides low-cost credit assistance in the form of secured loans, loan guarantees and lines of credit to major transportation infrastructure projects for up to 49% of a project’s estimated cost. Repayment terms are generous and at favorable interest rates. Eligible sponsors for TIFIA projects include state and local governments, private firms, special authorities and transportation improvement districts. Eligible projects include highways and bridges, large multi-modal projects, as well as freight transfer and transit facilities. We are well positioned in states that are likely to get a disproportionate number of TIFIA-funded projects.

Overall, MAP-21 creates a positive framework for future authorizations through its significant reforms, consolidating and simplifying federal highway programs, accelerating the project delivery process, expanding project financing and promoting public-private partnership opportunities. The fact that Congress was able to pass the bill given the political climate in Washington, maintaining funding levels while also adding an additional year of program funding beyond what  was expected, has its own significance and has contributed to our optimism about the ability of Congress to continue to work towards long-term solutions that will rebuild America’s infrastructure.

WATER INFRASTRUCTURE: Congress is currently working to complete the Water Resources Development Act (WRDA), which will provide legal authority for the U.S. Army Corps of Engineers to proceed with major planned improvements on hundreds of navigation, flood control, and ecosystem restoration infrastructure projects along rivers, canals, ports and inland waterways throughout the nation. In 2013, the U.S. House of Representatives and the Senate both passed versions of the bill with sweeping majorities. Negotiators from each chamber are currently working to produce a conference report that could pass both chambers and go to the president for his signature. We, along with our business allies, have been strong supporters of the WRDA bill given its overall importance to the U.S. economy, and the pressing

Part I	10

need to make material improvements to America’s harbors, ports and inland waterways, which are extensively used by us and our customers. The final bill is expected to address a significant backlog of water infrastructure projects, help enable improved dredging at certain ports, and speed up permitting in order to improve the pace of project completion. Many of the large southern ports that would benefit from WRDA, as they gear up for expected increases in freight volumes with the expansion of the Panama Canal, lie within our footprint. Additionally, both the House and Senate bills introduce new innovative public-private financing opportunities; the Senate's proposal is modeled after the Highway program's TIFIA program and is called WIFIA (Water Infrastructure Financing and Innovation Act). It seeks to fund large projects exceeding $25 million that are otherwise unachievable. Further, as with TIFIA, it provides funding for up to 49% of a project's estimated cost, involves low interest rates, and includes favorable repayment terms as well as subrogation of the government's interest in order to encourage other investors.

Private sector CONSTRUCTION

The private sector construction markets include both nonresidential building construction and residential construction and are considerably more cyclical than public construction. In 2013, privately-funded construction accounted for approximately 48%  of our total aggregates shipments.

▪

Nonresidential Construction: Private nonresidential building construction includes a wide array of projects. Such projects generally are more aggregates intensive than residential construction. Overall demand in private nonresidential construction generally is driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The growth of the private workforce creates demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, churches and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply parts and assemblies. Construction activity in this end market is influenced by a firm's ability to finance a project and the cost of such financing.

Contract awards are a leading indicator of future construction activity and a continuation of the recent trend in awards should translate to growth in demand for aggregates. After bottoming in 2010, trailing twelve-month contract awards for private nonresidential buildings began to improve in 2011, ending the year up 16% from 2010 levels. In 2012, private nonresidential building awards grew another 14%, which was entirely attributable to strength in contract awards for stores and office buildings, up 34% and 17%, respectively. In 2013, contract awards, as measured in square feet, increased for the third year in a row. Total private nonresidential contract awards were up approximately 5 million square feet, or 11%. Stores and office buildings again accounted for all of this growth, up 19% and 20%, respectively. Employment growth, attractive lending standards and general recovery in the economy will help drive continued growth in construction activity in this end market.

▪

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

U.S. housing starts, as measured by McGraw-Hill data, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 600,000 units, well below prior historical lows of approximately 1 million units annually. In 2013, total annual housing starts increased to 951,000 units. The growth in residential construction bodes well for continued recovery in our markets.

ADDITIONAL AGGREGATES PRODUCTS AND MARKETS

We sell aggregates that are used as ballast for construction and maintenance of railroad tracks. We also sell riprap and jetty stone for erosion control along roads and waterways. In addition, stone can be used as a feedstock for cement and lime plants and for making a variety of adhesives, fillers and extenders. Coal-burning power plants use limestone in scrubbers to reduce harmful emissions. Limestone that is crushed to a fine powder can be sold as agricultural lime.

We sell a relatively small amount of construction aggregates outside of the United States, principally in the areas surrounding our large quarry on the Yucatan Peninsula in Mexico. Nondomestic sales and long-lived assets outside the United States are reported in Note 15 "Segment Reporting" in Item 8 "Financial Statements and Supplementary Data."

Part I	11

OUR COMPETITIVE ADVANTAGes

The competitive advantages of our aggregates focused strategy include:

COAST-TO-COAST FOOTPRINT

▪	largest aggregates company in the U.S.
▪	high-growth markets requiring large amounts of aggregates to meet construction demand
▪	diversified regional exposure
▪	benefits of scale in operations, procurement and administrative support
▪	complementary asphalt mix, concrete and cement businesses in select markets
▪	effective land management

PROFITABLE GROWTH

▪	quality top-line growth that converts to higher-margin earnings and cash flow generation
▪	tightly managed operational and overhead costs
▪	more opportunities to manage our portfolio of locations to further enhance long-term earnings growth

STRATEGICALLY LOCATED ASSETS

▪	our reserves are primarily located in high-growth markets that require large amounts of aggregates to meet construction demand
▪	zoning and permitting regulations in many metropolitan markets have made it increasingly difficult to expand existing quarries or to develop new quarries
▪	such regulations, while potentially curtailing expansion in certain areas, could also increase the value of our reserves at existing locations

2. CONCRETE

We produce and sell ready-mixed concrete in California, Florida, Georgia, Maryland, Texas, Virginia and the District of Columbia and the Bahamas.  Additionally, we produce and sell, in a limited number of these markets, other concrete products such as block. We also resell purchased building materials for use with ready-mixed concrete and concrete block.

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

Ready-mixed concrete production also requires cement. In the Florida market, cement requirements for ready-mixed concrete production were mostly supplied by our Cement segment. In other markets, we purchase cement from third-party suppliers. We do not anticipate any material difficulties in obtaining the raw materials necessary for this segment to operate.

In January 2014, we entered into an agreement to sell our cement and concrete businesses in the Florida area to Cementos Argos. The transaction is expected to close in the first quarter of 2014. For additional details see Note 21 “Subsequent Events” in Item 8 “Financial Statements and Supplementary Data.”

Part I	12

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

Because asphalt mix hardens rapidly, delivery typically is within close proximity to the producing facility. The asphalt mix production process requires liquid asphalt cement, which we purchase from third-party producers. We do not anticipate any material difficulties in obtaining the raw materials necessary for this segment to operate. We serve our Asphalt Mix segment customers from our local production facilities.

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

An expansion of production capacity at our Newberry, Florida cement plant was completed in 2010. Total annual production capacity is 1.6 million tons per year. This plant is supplied by limestone mined at the facility. As of December 31, 2013, these limestone reserves totaled 188.6 million tons.

In January 2014, we entered into an agreement to sell our cement and concrete businesses in the Florida area to Cementos Argos. We will retain our Cement segment’s calcium operation in Brooksville. The transaction is expected to close in the first quarter of 2014. For additional details see Note 21 “Subsequent Events” in Item 8 “Financial Statements and Supplementary Data.”

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

Part I	13

CUSTOMERS

No material part of our business depends upon any single customer whose loss would have a significant adverse effect on our business. In 2013, our five largest customers accounted for 4.8% of our total revenues (excluding internal sales), and no single customer accounted for more than 1.1% of our total revenues. Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, our business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

ENVIRONMENTAL COSTS AND GOVERNMENTAL REGULATION

Our operations are subject to numerous federal, state and local laws and regulations relating to the protection of the environment and worker health and safety; examples include regulation of facility air emissions and water discharges, waste management, protection of wetlands, listed and threatened species, noise and dust exposure control for workers, and safety regulations under both Mine Safety and Health Administration (MSHA) and Occupational Safety and Health Administration (OSHA). Compliance with these various regulations requires a substantial capital investment, and ongoing expenditures for the operation and maintenance of systems and implementation of programs. We estimate that capital expenditures for environmental control facilities in 2014 and 2015 will be approximately $10.6 million and $22.7 million, respectively. These anticipated expenditures are not expected to have a material impact on our earnings or competitive position.

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

For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations), see Notes 1 and 17 to the consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

PATENTS AND TRADEMARKS

We do not own or have a license or other rights under any patents, registered trademarks or trade names that are material to any of our reporting segments.

OTHER INFORMATION REGARDING VULCAN

Vulcan is a New Jersey corporation incorporated on February 14, 2007, while its predecessor company was incorporated on September 27, 1956. Our principal sources of energy are electricity, diesel fuel, natural gas and coal. We do not anticipate any difficulty in obtaining sources of energy required for operation of any of our reporting segments in 2014.

As of January 1, 2014, we employed 6,902 people in the U.S. Of these employees, 536 are represented by labor unions. Also, as of that date, we employed 308 people in Mexico and 1 in the Bahamas,  243 of whom are represented by a labor union. We do not anticipate any significant issues with any unions in 2014.

We do not use a backlog of orders to evaluate and understand our business at a Company level.

Part I	14

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions and ages, as of February 20, 2014, of our executive officers are as follows:

__
Name	Position	Age
Donald M. James	Chairman and Chief Executive Officer	65
Danny R. Shepherd	Vice Chairman	62
J. Thomas Hill	Executive Vice President and Chief Operating Officer	54
John R. McPherson	Executive Vice President and Chief Financial Officer	45
Daniel F. Sansone	Executive Vice President, Strategy	61
Stanley G. Bass	Senior Vice President – West Region	52
David P. Clement	Senior Vice President – Central Region	53
J. Wayne Houston	Senior Vice President, Human Resources	64
Michael R. Mills	Senior Vice President and General Counsel	53
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	56

The principal occupations of the executive officers during the past five years are set forth below:

Donald M. James was elected Chief Executive Officer and Chairman of the Board of Directors in 1997.

Danny R. Shepherd was elected Vice Chairman on December 16, 2013. Prior to that he served as Executive Vice President and Chief Operating Officer (November 2012 – December 2013), Executive Vice President, Construction Materials (February 2011 – November 2012) and Senior Vice President, Construction Materials East (February 2007 – February 2011).

J. Thomas Hill was elected Executive Vice President and Chief Operating Officer on December 16, 2013. Prior to that he served as Senior Vice President – South Region (December 2011 – December 2013), President, Florida Rock Division (September 2010 –  December 2011) and President, Southwest Division (July 2004 – August 2010).

John R. McPherson was elected Executive Vice President and Chief Financial Officer on December 16, 2013. Prior to that he served as Senior Vice President – East Region (November 2012 – December 2013) and Senior Vice President, Strategy and Business Development (October 2011 – November 2012). Before joining Vulcan in October 2011, Mr. McPherson was a senior partner at McKinsey & Company, a global management consulting firm, from 1995 to 2011.

Daniel F. Sansone was elected Executive Vice President, Strategy as of January 1, 2014. Prior to that he served as Executive Vice President and Chief Financial Officer (February 2011 – December 2013) and Senior Vice President and Chief Financial Officer (May 2005 – February 2011).

Stanley G. Bass was elected Senior Vice President – West Region as of September 1, 2013. Prior to that he served as Senior Vice President – Central and West Regions (February 2013 – September 2013), Senior Vice President – Central Region (December 2011 – February 2013), President, Midsouth and Southwest Divisions (September 2010 – December 2011) and President, Midsouth Division (August 2005 – August 2010).

David P. Clement was elected Senior Vice President – Central Region in September 2013. Over the past five years he has served in a number of positions with Vulcan including Vice President and General Manager, Midwest Division and Vice President of Operations, Midwest Division.

J. Wayne Houston was elected Senior Vice President, Human Resources in February 2004.

Michael R. Mills was elected Senior Vice President and General Counsel as of November 1, 2012. He most recently served as Senior Vice President – East Region from December 2011. Prior to that, he was President, Southeast Division.

Ejaz A. Khan was elected Vice President and Controller in February 1999. He was elected Chief Information Officer in February 2000.

Part I	15

shareholder return performance presentation

Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Materials and Services Sector of the Wilshire 5000 Index (Wilshire 5000 M&S) from December 31, 2008 to December 31, 2013. The Wilshire 5000 M&S is a market capitalization weighted sector containing public equities of firms in the Materials and Services sector, which includes our company and approximately 1,200 other companies.

INVESTOR INFORMATION

We make available on our website, www.vulcanmaterials.com, free of charge, copies of our:

▪	Annual Report on Form 10-K
▪	Quarterly Reports on Form 10-Q
▪	Current Reports on Form 8-K

We also provide amendments to those reports filed with or furnished to the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov).

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

Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading "Corporate Governance." If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.

Our Board of Directors has also adopted:

▪	Corporate Governance Guidelines
▪	Charters for its Audit, Compensation, Finance, Governance and Safety Health & Environment Committees

Part I	16

These documents meet all applicable SEC and New York Stock Exchange regulatory requirements.

The Audit, Compensation and Finance Charters are available on our website under the heading, "Corporate Governance," or you may request a copy of any of these documents by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

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

ECONOMIC/POLITICAL RISKS

both commercial and residential construction are dependent upon the overall U.S. economy which is recovering at a slow pace  — Commercial and residential construction levels generally move with economic cycles. When the economy is strong, construction levels rise and when the economy is weak, construction levels fall. The U.S. economy is recovering from the recession, but the pace of recovery is slow. Since construction activity generally lags the recovery after down cycles, construction projects have not returned to their pre-recession levels.

Changes in legal requirements and governmental policies concerning zoning, land use, environmental and other areas of the law may result in additional liabilities, a reduction in operating hours and additional capital expenditures  — Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite our compliance efforts, we have an inherent risk of liability in the operation of our business. These potential liabilities could have an adverse impact on our operations and profitability. In addition, our operations are subject to environmental, zoning and land use requirements and require numerous governmental approvals and permits, which often require us to make significant capital and operating expenditures to comply with the applicable requirements. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.

Climate change and climate change legislation or regulations may adversely impact our business  — A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a "cap and trade" system of allowances and credits or a carbon tax, among other provisions. The Environmental Protection Agency (EPA) promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas emissions permitting rule, referred to as the "Tailoring Rule," which requires permitting of large emitters of greenhouse gases under the Federal Clean Air Act. We have determined that our Newberry cement plant is subject to both the reporting rule and the permitting rule, although the impacts of the permitting rule are uncertain at this time. The first required greenhouse gas emissions report for the Newberry cement plant was submitted to the EPA on March 31, 2011.

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

The impacts of climate change on our operations and the company overall are highly uncertain and difficult to estimate. However, climate change, legislation and regulation concerning greenhouse gases could have a material adverse effect on our future financial position, results of operations or cash flows.

Part I	17

GROWTH AND COMPETITIVE RISKS

Within our local markets, we operate in a highly competitive industry which may negatively impact prices, volumes and costs —  The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we also compete against large private and public companies, some of which are significantly vertically integrated. Therefore, there is intense competition in a number of markets in which we operate. This significant competition could lead to lower prices and lower sales volumes in some markets, negatively affecting our earnings and cash flows.

Our long-term success depends upon securing and permitting aggregates reserves in strategically located areas. If we are unable to secure and permit such reserves it could negatively affect our earnings in the future  — Construc-tion aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be localized around our quarry sites and are served by truck. New quarry sites often take years to develop; therefore, our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to secure operating and environmental permits to operate at those sites.

Our future growth depends in part on acquiring other businesses in our industry and successfully integrating them with our existing operations. If we are unable to integrate acquisitions successfully, it could lead to higher costs and could negatively affect our earnings — The expansion of our business is dependent in part on the acquisition of existing businesses that own or control aggregates reserves. Disruptions in the availability of financing could make it more difficult to capitalize on potential acquisitions. Additionally, with regard to the acquisitions we are able to complete, our future results will depend in part on our ability to successfully integrate these businesses with our existing operations.

FINANCIAL/ACCOUNTING RISKS

Our industry is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are highly sensitive to changes in volume  — Due to the high levels of fixed capital required for extracting and producing construction aggregates, our profits and profit margins are negatively affected by significant decreases in volume.

Uneven recovery in the construction industry may result in an impairment of our goodwill — We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not identified any events or changes in circumstances since our annual impairment test on November 1, 2013 that indicate the fair value of any of our reporting units is below its carrying value, the timing of a sustained recovery in the construction industry may have a significant effect on the fair value of our reporting units. A significant decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

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

We use estimates in accounting for a number of significant items. Changes in our estimates could adversely affect our future financial results  — As discussed more fully in "Critical Accounting Policies" under Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," we use significant judgment in accounting for:

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

PERSONNEL RISKS

Our business depends on a successful succession plan — As a number of our long-serving top executives approach retirement age, effective succession planning has become very important to our long-term success. The Governance and Management Succession Committee of our Board of Directors as well as the full Board routinely reviews and updates the Company's management succession plan. In December 2013, we announced several leadership changes, effective January 1, 2014, in furtherance of our management succession plan. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Additionally, this change in management may be disruptive to our business and during the transition period there may be uncertainty among investors, vendors, customers and others concerning our future direction and performance.

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

Part I	19

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty — We are involved in several complex litigation proceedings, some arising from our previous ownership and operation of our Chemicals and Metals businesses. Although we divested our Chemicals business in June 2005, we retained certain liabilities related to the business. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of a loss contingency, and could result in an adverse effect on our financial position, results of operations or cash flows. For a description of our current significant legal proceedings see Note 12 "Commitments and Contingencies" in Item 8 "Financial Statements and Supplementary Data."

We are involved in certain environmental matters. We cannot predict the outcome of these contingencies with certainty — We are involved in environmental investigations and cleanups at sites where we operate or have operated in the past or sent materials for recycling or disposal, primarily in connection with our divested Chemicals and Metals businesses. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments related to these matters may affect our assessment and estimates of loss contingency, and could result in an adverse effect on our financial position, results of operations or cash flows. For a description of our current significant environmental matters see Note 12 “Commitments and Contingencies" in Item 8 "Financial Statements and Supplementary Data."

Part I	20

ITEM 1B

UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Securities and Exchange Commission staff regarding our periodic or current reports under the Exchange Act of 1934 that remain unresolved.

ITEM 2

PROPERTIES

AGGREGATES

As the largest U.S. producer of construction aggregates, we have operating facilities across the U.S. and in Mexico and the Bahamas. We principally serve markets in 18 states, the District of Columbia and the local markets surrounding our operations in Mexico and the Bahamas. Our primary focus is serving states and metropolitan markets in the U.S. that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates.

Vulcan's Active Aggregate Facilities
as of December 31, 2013
Region of U.S. with little
or no indigenous stone
Vulcan-served States
Vulcan's limestone quarry in Mexico
serves aggregates markets in Gulf
Coast states (Texas, Louisiana,
Mississippi, Alabama, and Florida).

Our current estimate of 15.0 billion tons of proven and probable aggregates reserves is  consistent with the prior year’s level.  Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.

Part I	21

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

The 15.0 billion tons of estimated proven and probable aggregates reserves reported at the end of 2013 and 2012  include reserves at inactive and greenfield (undeveloped) sites. The table below presents, by region, the tons of proven and probable aggregates reserves as of December 31, 2013 and the types of facilities operated.

	(millions of tons)				Number of Aggregates Operating Facilities [1]
	Aggregates Reserves			2013		Sand and
	Proven	Probable	Total	Production	Stone	Gravel	Sales Yards
Central [2]	2,753.7	899.1	3,652.8	24.3	53	3	4
East [2,3]	4,642.1	1,966.9	6,609.0	47.3	71	3	25
South [2]	3,566.4	200.8	3,767.2	48.4	48	16	48
West [2]	628.2	364.0	992.2	25.0	4	21	2
Total	11,590.4	3,430.8	15,021.2	145.0	176	43	79

[1]	In addition to the facilities included in the table above, we operate 29 recrushed concrete plants which are not dependent on reserves.
[2]

The regions are defined by states as follows: Central region – Illinois, central Kentucky and Tennessee; East region – Delaware, central Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Virginia and the District of Columbia; South region – Alabama, Arkansas, Florida, south Georgia, western Kentucky, Louisiana, Mississippi, Texas, the Bahamas and Mexico; and West region – Arizona and California.

[3]

Includes a maximum of 395.9 million tons of reserves encumbered by volumetric production payments as defined in Note 1 "Summary of Significant Accounting Policies" caption “Deferred Revenue” to the consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

Of the 15.0 billion tons of aggregates reserves at December 31, 2013,  8.6 billion tons or 57% are located on owned land and 6.4 billion tons or 43% are located on leased land.

Part I	22

The following table lists our ten largest active aggregates facilities based on the total proven and probable reserves at the sites. None of our aggregates facilities, other than Playa del Carmen, contributed more than 5% to our net sales in 2013.

(millions of tons)
	Reserves at 12/31/2013			2013
Location (nearest major metropolitan area)	Proven	Probable	Total	Production
Playa del Carmen (Cancun), Mexico	632.4	0.0	632.4	10.0
Hanover (Harrisburg), Pennsylvania	278.7	274.4	553.1	2.6
McCook (Chicago), Illinois	122.0	271.2	393.2	3.8
DeKalb (Chicago), Illinois	162.1	193.8	355.9	0.4
Gold Hill (Charlotte), North Carolina	163.0	128.9	291.9	0.7
Macon, Georgia	126.7	128.0	254.7	0.8
Rockingham (Charlotte), North Carolina	76.6	174.6	251.2	2.1
Norcross (Atlanta), Georgia	200.1	27.7	227.8	2.2
1604 Stone (San Antonio), Texas	224.4	0.0	224.4	2.7
Cabarrus (Charlotte), North Carolina	119.2	94.9	214.1	1.4

ASPHALT MIX, CONCRETE AND CEMENT

We also operate a number of facilities producing other products in several of our Regions:

	Asphalt Mix	Concrete [2]	Cement [3]
Region [1]	Facilities	Facilities	Facilities
East	0	45	0
South	10	69	3
West	24	13	0

[1]	Central Region has no asphalt mix, concrete or cement facilities.
[2]	Includes ready-mixed concrete, concrete block and other concrete products facilities.
[3]	Includes one cement manufacturing facility, one cement import terminal and a ground calcium plant.

The asphalt mix and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials. Our Cement segment operates a limestone quarry in Newberry, Florida which provides our cement production facility with feedstock materials and a quarry at Brooksville, Florida which provides feedstock for the ground calcium operation.

(millions of tons)
	Reserves at 12/31/2013			2013
Location	Proven	Probable	Total	Production
Newberry	177.7	10.9	188.6	1.3
Brooksville	5.4	1.2	6.6	0.3

Our Newberry limestone quarry is mined primarily as feedstock for our wholly-owned cement production facility. The process of making cement requires raw materials including high purity limestone to achieve the chemical reactions that generate the final product. The Newberry limestone quarry has an average calcium carbonate (CaCO3) content of 97.0%.

Our Brooksville limestone quarry is mined and processed primarily as a supplement for end-use products such as animal feed, plastics and paint. High purity limestone is inert and relatively inexpensive compared to the other components used in these end-use products. The Brooksville limestone quarry has an average calcium carbonate (CaCO3) content of 98.1%.

Part I	23

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

See Note 12 "Commitments and Contingencies" in Item 8 "Financial Statements and Supplementary Data" for a discussion of our material legal proceedings.

ITEM 4

MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

Part I	24

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 12, 2014, the number of shareholders of record was 3,597. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2013 and 2012.

	Common Stock Prices		Dividends
	High	Low	Declared
2013
First quarter	$ 59.48	$ 49.95	$ 0.01
Second quarter	$ 55.74	$ 45.42	$ 0.01
Third quarter	$ 54.37	$ 46.21	$ 0.01
Fourth quarter	$ 60.14	$ 50.32	$ 0.01
2012
First quarter	$ 48.09	$ 38.78	$ 0.01
Second quarter	$ 43.91	$ 32.31	$ 0.01
Third quarter	$ 49.99	$ 35.69	$ 0.01
Fourth quarter	$ 53.85	$ 44.19	$ 0.01

The future payment of dividends is within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, debt levels, growth projects, business opportunities and other factors which our Board of Directors deems relevant. We are not a party to any contracts or agreements that currently materially limit our ability to pay dividends.

On February 14, 2014, our Board declared a dividend of five cents per share for the first quarter of 2014. The new quarterly dividend represents a four cent per share increase over quarterly dividends paid in 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not have any repurchases of stock during the fourth quarter of 2013. We did not have any unregistered sales of equity securities during the fourth quarter of 2013.

Part II	25

ITEM 6

SELECTED FINANCIAL DATA

The selected earnings data, per share data and balance sheet data for each of the five most recent years ended December 31 set forth below, have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

	2013	2012	2011	2010	2009
As of and for the years ended December 31
in millions, except per share data
Net sales	$2,628.7	$2,411.2	$2,406.9	$2,405.9	$2,543.7
Gross profit	$426.9	$334.0	$283.9	$300.7	$446.0
Gross profit as a percentage of net sales	16.2%	13.9%	11.8%	12.5%	17.5%
Earnings (loss) from continuing operations	$20.8	$(53.9)	$(75.3)	$(102.5)	$18.6
Earnings on discontinued operations,
net of tax [1]	$3.6	$1.3	$4.5	$6.0	$11.7
Net earnings (loss)	$24.4	$(52.6)	$(70.8)	$(96.5)	$30.3
Basic earnings (loss) per share
Continuing operations	$0.16	$(0.42)	$(0.58)	$(0.80)	$0.16
Discontinued operations	0.03	0.01	0.03	0.05	0.09
Basic net earnings (loss) per share	$0.19	$(0.41)	$(0.55)	$(0.75)	$0.25
Diluted earnings (loss) per share
Continuing operations	$0.16	$(0.42)	$(0.58)	$(0.80)	$0.16
Discontinued operations	0.03	0.01	0.03	0.05	0.09
Diluted net earnings (loss) per share	$0.19	$(0.41)	$(0.55)	$(0.75)	$0.25
Cash and cash equivalents	$193.7	$275.5	$155.8	$47.5	$22.3
Total assets	$8,259.1	$8,126.6	$8,229.3	$8,339.5	$8,526.5
Working capital	$652.4	$548.6	$456.8	$191.4	$(138.8)
Current maturities and short-term borrowings	$0.2	$150.6	$134.8	$290.7	$621.9
Long-term debt	$2,522.2	$2,526.4	$2,680.7	$2,427.5	$2,116.1
Equity	$3,938.1	$3,761.1	$3,791.6	$3,955.8	$4,028.1
Cash dividends declared per share	$0.04	$0.04	$0.76	$1.00	$1.48

[1]	Discontinued operations include the results from operations attributable to our former Chemicals business.

Part II	26

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

FINANCIAL SUMMARY FOR 2013

▪	Earnings from continuing operations were $0.16 per diluted share versus a loss of $0.42 per diluted share in the prior year
▪	Net earnings of $24.4 million improved by $77.0 million and Adjusted EBITDA of $467.8 million increased by $56.5 million
▪	Gross profit increased $92.9 million and gross profit margin as a percentage of net sales improved 2.3 percentage points (230 basis points) with each operating segment reporting higher earnings
▪	Aggregates segment gross profit increased $61.2 million and gross profit as a percentage of segment revenues improved 1.4 percentage points (140 basis points)
▪	Aggregates volume increased 4%
▪	Aggregates pricing increased 3%
▪	Selling, Administrative and General (SAG) expenses of $259.4 million were essentially flat compared with the prior year’s $259.1 million
▪	Capital spending was $158.4 million, excluding an investment of $117.0 million for the purchase of land containing 136 million tons of reserves in California that previously were leased
▪	Gross cash proceeds of $207.2 million were realized from asset sales and the sale of future production

KEY DRIVERS OF VALUE CREATION

Leading Building Materials Business with Superior Aggregates Operations

- Largest aggregates producer in the U.S.
- Favorable long-term growth prospects
- Largest reported proven and probable reserve base
- Operational expertise and pricing growth provide attractive unit profitability

Well Positioned to Capitalize on Market Recovery

- 75% of the U.S. population growth from 2010 to 2020 is projected to occur in Vulcan-served states *
- Cost reduction initiatives and selective acquisitions and divestitures designed to grow mid-cycle EBITDA to new, higher level
- Recent financial results demonstrate strong operating leverage
- Favorable trends in private construction activity
- Federal transportation legislation providing relatively stable funding levels

De-risked Balance Sheet Provides Enhanced Shareholder Value Upside

- Substantial liquidity
- Moderate debt maturity profile
- Commitment to strengthen balance sheet
- Commitment to restore a meaningful dividend
- Commitment to return to an investment grade credit rating

   *Source: Moody's Analytics

Part II	27

EARNINGS GROWTH INITIATIVES

In February 2012, our Board of Directors approved a two-part initiative to accelerate earnings and cash flow growth, improve our operating leverage, reduce overhead costs and strengthen our credit profile:

▪

A Profit Enhancement Plan that included cost reductions and other earnings enhancements intended to improve our run-rate profitability, as measured by EBITDA, by more than $100 million annually at then current volumes. The Profit Enhancement Plan focused on three areas — sourcing, general & administrative costs and transportation/logistics. During 2012 and 2013, we achieved more than $100 million of run-rate improvement in profitability.

▪

Planned Asset Sales with targeted net proceeds of approximately $500 million from the sale of non-core assets.  Through 2013, we have achieved $380.8 million  of  gross proceeds as outlined in Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.” On January 23, 2014, we entered into an agreement to sell our cement and concrete businesses in the Florida area to Cementos Argos for gross cash proceeds of $720.0 million as outlined in Note 21 “Subsequent Events” in Item 8 “Financial Statements and Supplementary Data.” The asset sales (actual and intended) are consistent with our strategic focus on building leading aggregates positions in markets with above-average long-term demand growth. The proceeds of these sales, together with the increased earnings resulting from the Profit Enhancement Plan, will be used to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders. On condition of closing the transaction with Cementos Argos, we initiated a tender offer to purchase $500.0 million of outstanding debt.

2013 STRATEGIC ACQUISITIONS

▪	Fourth quarter — purchased previously leased land containing 136 million tons of aggregates reserves at an existing quarry for $117.0 million
▪	Second quarter — acquired an aggregates production facility and four ready-mixed concrete facilities for $30.0 million
▪	First quarter — acquired two aggregates production facilities for $60.0 million

MARKET DEVELOPMENTS

We believe economic and construction-related fundamentals that drive demand for our products are continuing to improve from the historically low levels created by the economic downturn. Growth in the private construction end markets, particularly residential, continued to drive increased construction activity and demand for our products in 2013. We have seen significant growth in housing starts in Vulcan-served states such as Arizona, California, Florida, Georgia and Texas. Additionally, leading indicators of private nonresidential construction are continuing to improve.

Highway construction is the largest end market for aggregates demand within public construction. Recent growth in highway construction provides evidence that a more stable and predictable highway funding environment leads to improving construction activity. Future demand should also be positively impacted by the large increase in Transportation Infrastructure Finance and Innovation Act (TIFIA) funding contained in the federal highway bill, MAP-21.

Part II	28

UNSOLICITED EXCHANGE OFFER

In December 2011, Martin Marietta commenced an unsolicited exchange offer for all outstanding shares of our common stock. After careful consideration, including a thorough review of the offer with its financial and legal advisors, our Board unanimously determined that Martin Marietta’s offer was inadequate, substantially undervalued Vulcan, had substantial execution risk, and therefore was not in the best interests of Vulcan and its shareholders.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Generally Accepted Accounting Principles (GAAP) does not define "free cash flow," "cash gross profit" and "Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP. Likewise, cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company's ability to incur and service debt and to assess the operating performance of a company’s businesses. We use free cash flow, cash gross profit, EBITDA and other such measures to assess liquidity and the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period and provide the earnings per share impact of these adjustments for the convenience of the investment community. We do not use these metrics as a measure to allocate resources.  Reconciliations of these metrics to their nearest GAAP measures are presented below:

FREE CASH FLOW

Free cash flow is calculated by deducting purchases of property, plant & equipment from net cash provided by operating activities.

in millions	2013	2012	2011
Net cash provided by operating activities	$ 356.5	$ 238.5	$ 169.0
Purchases of property, plant & equipment	(275.4)	(93.4)	(98.9)
Free cash flow	$ 81.1	$ 145.1	$ 70.1

Part II	29

CASH GROSS PROFIT

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization to gross profit.

in millions, except per ton data	2013	2012	2011
Aggregates segment
Gross profit	$ 413.3	$ 352.1	$ 306.2
Depreciation, depletion, accretion and amortization	224.8	240.7	267.0
Aggregates segment cash gross profit	$ 638.1	$ 592.8	$ 573.2
Unit shipments - tons	145.9	141.0	143.0
Aggregates segment cash gross profit per ton	$ 4.37	$ 4.21	$ 4.01
Concrete segment
Gross profit	$ (24.8)	$ (38.2)	$ (43.4)
Depreciation, depletion, accretion and amortization	33.0	41.3	47.7
Concrete segment cash gross profit	$ 8.2	$ 3.1	$ 4.3
Asphalt Mix segment
Gross profit	$ 32.7	$ 22.9	$ 25.6
Depreciation, depletion, accretion and amortization	8.7	8.7	7.7
Asphalt Mix segment cash gross profit	$ 41.4	$ 31.6	$ 33.3
Cement segment
Gross profit	$ 5.7	$ (2.8)	$ (4.5)
Depreciation, depletion, accretion and amortization	18.1	18.1	17.8
Cement segment cash gross profit	$ 23.8	$ 15.3	$ 13.3

EBITDA AND ADJUSTED EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

in millions	2013	2012	2011
Net earnings (loss)	$ 24.4	$ (52.6)	$ (70.8)
Benefit from income taxes	(24.5)	(66.5)	(78.5)
Interest expense, net of interest income	201.7	211.9	217.3
Earnings on discontinued operations, net of taxes	(3.6)	(1.3)	(4.5)
Depreciation, depletion, accretion and amortization	307.1	332.0	361.7
EBITDA	$ 505.1	$ 423.5	$ 425.2
Gain on sale of real estate and businesses	$ (36.8)	$ (65.1)	$ (42.1)
Revenue amortized from deferred revenue	(2.0)	0.0	0.0
Recovery from legal settlement	0.0	0.0	(46.4)
Restructuring charges	1.5	9.5	12.9
Exchange offer costs	0.0	43.4	2.2
Adjusted EBITDA	$ 467.8	$ 411.3	$ 351.8

Part II	30

RESULTS OF OPERATIONS

Net sales and cost of goods sold exclude intersegment sales and delivery revenues and cost. This presentation is consistent with the basis on which we review our consolidated results of operations. We discuss separately our discontinued operations, which consists of our former Chemicals business.

The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULT HIGHLIGHTS

For the years ended December 31	2013	2012	2011
in millions, except per share data
Net sales	$ 2,628.7	$ 2,411.2	$ 2,406.9
Cost of goods sold	2,201.8	2,077.2	2,123.0
Gross profit	$ 426.9	$ 334.0	$ 283.9
Selling, administrative and general expenses	$ 259.4	$ 259.1	$ 290.0
Operating earnings	$ 190.4	$ 84.8	$ 63.4
Interest expense	$ 202.6	$ 213.1	$ 220.6
Earnings (loss) from continuing operations	$ 20.8	$ (53.9)	$ (75.3)
Earnings on discontinued operations,
net of income taxes	3.6	1.3	4.5
Net earnings (loss)	$ 24.4	$ (52.6)	$ (70.8)
Basic earnings (loss) per share
Continuing operations	$ 0.16	$ (0.42)	$ (0.58)
Discontinued operations	0.03	0.01	0.03
Basic net earnings (loss) per share	$ 0.19	$ (0.41)	$ (0.55)
Diluted earnings (loss) per share
Continuing operations	$ 0.16	$ (0.42)	$ (0.58)
Discontinued operations	0.03	0.01	0.03
Diluted net earnings (loss) per share	$ 0.19	$ (0.41)	$ (0.55)
EBITDA	$ 505.1	$ 423.5	$ 425.2
Adjusted EBITDA	$ 467.8	$ 411.3	$ 351.8

OPERATING LEVERAGE IN OUR BUSINESS

The strong recovery in 2013's gross profit demonstrates the operating leverage in our business as demand recovers. We expect this momentum to continue in 2014 due primarily to an improving demand environment, continued improvement in pricing and our continued focus on managing costs. We remain committed to building leading aggregates positions in markets with above average long-term demand growth. As we look ahead to 2014, the operating leverage in our aggregates business sets the stage for even stronger earnings growth and cash generation as volumes continue to grow.

We completed several transactions in 2013 that provided $207.2 million in gross cash proceeds. And, in January 2014 we entered into an agreement to sell our cement and concrete businesses in the Florida area for gross cash proceeds of $720.0 million. For details of these 2013 and 2014 transactions refer to Note 19 “Acquisitions and Divestitures” and Note 21 “Subsequent Events” in Item 8 “Financial Statements and Supplementary Data,” respectively. We remain committed to completing transactions designed to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders.

Part II	31

Net earnings for 2013  were $24.4 million, or $0.19 per diluted share, compared to a net loss of $52.6 million, or $0.41 per diluted share in 2012. Earnings improved partially as a result of volume growth in each of our operating segments. Our disciplined approach to pricing and effective cost control also positively impacted earnings. Additionally, each year's results were impacted by discrete items as follows:

▪	The 2013 results include a pretax gain of $36.8 million related to the sale of reclaimed real estate and businesses and a pretax charge of $1.5 million related to restructuring our organization
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

in millions
	2011	$ (153.7)	2012	$ (120.4)
Higher aggregates earnings due to
Higher (lower) volumes		(11.8)		29.8
Higher selling prices		27.2		52.5
Lower (higher) costs and other items		30.5		(21.1)
Higher concrete earnings		5.2		13.4
Higher (lower) asphalt mix earnings		(2.7)		9.8
Higher cement earnings		1.7		8.5
Lower (higher) selling, administrative and general expenses		30.9		(0.3)
Higher (lower) gain on sale of property, plant & equipment and businesses		20.7		(29.2)
Lower legal settlement (2011 insurance recovery of $46.4 million)		(46.4)		0.0
Lower restructuring charges		3.4		8.0
Lower (higher) exchange offer costs		(41.2)		43.4
Lower interest expense		7.6		10.5
All other		8.2		(8.6)
	2012	$ (120.4)	2013	$ (3.7)

OPERATING RESULTS BY SEGMENT

We present our results of operations by segment at the gross profit level. We have four operating (and reportable) segments organized around our principal product lines: 1) Aggregates, 2) Concrete, 3) Asphalt Mix and 4) Cement. Management reviews earnings for the product line segments principally at the gross profit level.

1. AGGREGATES

Our year-over-year aggregates shipments:

▪	increased 4% in 2013
▪	declined 1% in 2012
▪	declined 3% in 2011

In 2013, our aggregates volume increased for the first time since the prior peak level of shipments in 2005. Several key states, including Arizona, California, Florida, North Carolina and Texas reported strong volume growth versus the prior year.

Part II	32

Our year-over-year freight-adjusted selling price for aggregates:

▪	increased 3% in 2013
▪	increased 2% in 2012
▪	increased 1% in 2011

Virtually all of our markets realized pricing improvements in 2013.

AGGREGATES REVENUES	AGGREGATES GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

AGGREGATES UNIT SHIPMENTS	AGGREGATES SELLING PRICE AND CASH GROSS PROFIT PER TON
Customer and internal [1] tons, in millions	Freight-adjusted average sales price per ton [2]

[1] Represents tons shipped primarily to our downstream operations (i.e., asphalt mix and ready-mixed concrete)	[2] Freight-adjusted sales price is calculated as total sales dollars less freight to remote distribution sites divided by applicable sales units

Aggregates segment gross profit increased $61.2 million from the prior year and gross profit margin as a percentage of segment revenues increased 1.4 percentage points (140 basis points). The increase in Aggregates segment gross profit resulted from higher volumes and higher selling prices slightly offset by marginally higher costs. Over 90% of the improvement in aggregates gross profit occurred in the second half of the year. This demonstrates the continued optimism we have for the positive impact of operating leverage in the aggregates business.

Aggregates segment cash gross profit per ton increased 4% to $4.37 in 2013. This measure continues to improve, reflecting the cumulative effect of our cost-control efforts and disciplined approach to pricing during the downturn. These efforts resulted in a level of unit profitability that exceeds the level achieved in 2005 (our peak year for volume) further highlighting the earnings potential of our aggregates business.

Part II	33

2. CONCRETE

Our year-over-year ready-mixed concrete shipments:

▪	increased 14% in 2013
▪	increased 9% in 2012
▪	declined 6% in 2011

The Concrete segment reported a loss of $24.8 million in 2013 compared to a loss of $38.2 million in 2012. Ready-mix concrete shipments were up 14%, benefiting from increased private construction activity, and the average sales price increased 1% over the prior year. Volume growth was especially high in states with lower average sales price, thereby, lowering our average sales price. Price increases in Florida, Georgia and Texas exceeded 4%.

CONCRETE REVENUES	CONCRETE GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

3. ASPHALT MIX

Our year-over-year asphalt mix shipments:

▪	increased 3% in 2013
▪	declined 7% in 2012
▪	increased 1% in 2011

Asphalt Mix segment gross profit of $32.7 million was up $9.8 million from the prior year. The increase in Asphalt Mix segment gross profit resulted from higher shipments and lower costs, slightly offset by lower selling prices. Asphalt mix shipments increased 3% while the average sales price decreased 1% from the prior year. Materials margin increased 10% from the prior year, benefiting from lower liquid asphalt prices.

ASPHALT MIX REVENUES	ASPHALT MIX GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

Part II	34

4. CEMENT

Cement segment gross profit of $5.7 million was up $8.5 million from the prior year.  Cement shipments increased 14% and the averages sales price increased 7% over the prior year.

CEMENT REVENUES	CEMENT GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

in millions

SAG expenses were in line with the prior year. In 2012, we consolidated our eight divisions into four regions as part of an ongoing effort to reduce overhead costs. Additionally, we initiated a Profit Enhancement Plan that further leveraged our streamlined management structure and completed ERP and Shared Services platforms. These actions allowed us to achieve cost reductions and reduce overhead and administrative staff. SAG expenses have remained in line as we continue to leverage our overhead structure with the economic recovery.

Our comparative total company employment levels at year end:

▪	increased 5% in 2013
▪	declined 5% in 2012
▪	declined 7% in 2011

Severance charges included in SAG expenses were as follows: 2013 — $1.2 million, 2012 — $0.9 million and 2011 — $4.1 million. Severance and other related restructuring charges not included in SAG expenses were as follows: 2013 — $1.5 million,  2012 — $9.6 million and 2011 — $13.0 million.

Part II	35

GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT AND BUSINESSES, NET

in millions

The 2013 gain includes a $24.0 million pretax gain from the sale of five non-strategic aggregates production facilities, a $9.0 million pretax gain from the sale of reclaimed and surplus real estate and a $1.4 million pretax gain from the sale of mitigation credits. The 2012 gain includes a $41.2 million pretax gain from the sale of reclaimed and surplus real estate, a $5.6 million pretax gain from the sale of a non-strategic aggregates production facility, a $12.3 million pretax gain from the sale of mitigation credits and a $6.0 million pretax gain on the sale of developed real estate. The 2011 gain includes a $39.7 million pretax gain associated with the sale of four aggregates facilities and a $0.6 million pretax gain associated with an exchange of assets (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”).

INTEREST EXPENSE

in millions

Interest expense in 2013 decreased $10.5 million from the 2012 level as a result of scheduled debt payments. Interest expense in 2012 reflects a higher level of fixed-rate debt stemming from the 2011 debt refinancing (bond offering, tender offer and debt retirement). Interest expense in 2011 included $27.2 million of charges incurred in connection with our aforementioned debt refinancing.

INCOME TAXES

Our income tax benefit from continuing operations for the years ended December 31 is shown below:

dollars in millions	2013	2012	2011
Loss from continuing
operations before income taxes	$ (3.7)	$ (120.4)	$ (153.7)
Benefit from income taxes	$ (24.5)	$ (66.5)	$ (78.5)
Effective tax rate	660.5%	55.2%	51.0%

The $42.0 million decrease in our 2013 benefit from income taxes is primarily related to the year-over-year improvement in our results from continuing operations. The $12.0 million decrease in our 2012 benefit from income taxes is primarily related to the year-over-year improvement in our results from continuing operations. A reconciliation of the federal statutory rate of 35% to our effective tax rates for 2013, 2012 and 2011 is presented in Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

Part II	36

DISCONTINUED OPERATIONS

Pretax earnings from discontinued operations were:

▪	$6.0 million in 2013
▪	$2.2 million in 2012
▪	$7.4 million in 2011

The 2013 and 2012 pretax earnings include gains related primarily to the 5CP earn-out of $11.7 and $10.2 million, respectively. The 2011 pretax earnings include gains totaling $18.6 million related to the 5CP earn-out and insurance recoveries. These gains were partially offset by general and product liability costs, including legal defense costs, and environmental remediation costs. For additional information regarding discontinued operations and the 5CP earn-out, see Note 2 "Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data."

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

We actively manage our capital structure and resources in order to minimize the cost of capital while properly managing financial risk. We seek to meet these objectives by adhering to the following principles:

▪	maintain substantial bank line of credit borrowing capacity
▪	use the bank line of credit only for seasonal working capital requirements and other temporary funding requirements
▪	proactively manage our long-term debt maturity schedule such that repayment/refinancing risk in any single year is low
▪	avoid financial and other covenants that limit our operating and financial flexibility
▪	opportunistically access the capital markets when conditions and terms are favorable

Part II	37

CASH

Included in our December 31, 2013 cash and cash equivalents balance of $193.7 million is $72.3 million of cash held at one of our foreign subsidiaries. The majority of this $72.3 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is currently limited to our foreign operations.

CASH FROM OPERATING ACTIVITIES

in millions

Net cash provided by operating activities is derived primarily from net earnings before deducting noncash charges for depreciation, depletion, accretion and amortization.

in millions	2013	2012	2011
Net earnings (loss)	$ 24.4	$ (52.6)	$ (70.8)
Depreciation, depletion, accretion
and amortization (DDA&A)	307.1	332.0	361.7
Net earnings before deductions for DDA&A	$ 331.5	$ 279.4	$ 290.9
Net gain on sale of property, plant &
equipment and businesses	(51.0)	(78.7)	(58.8)
Proceeds from sale of future production,
net of transaction costs	153.1	73.6	0.0
Other operating cash flows, net	(77.1)	(35.8)	(63.1)
Net cash provided by operating
activities	$ 356.5	$ 238.5	$ 169.0

2013 versus 2012 — Net cash provided by operating activities of $356.5 million increased $118.0 million from 2012 due primarily to a $79.5 million increase in proceeds from the sale of future production. In September 2013, we entered into a second transaction to sell a percentage of future production from aggregates reserves resulting in net cash proceeds of $153.1 million (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”). Additionally, as noted in the table above, net earnings before noncash deductions for depreciation, depletion, accretion and amortization increased $52.1 million in 2013 compared with 2012.

2012 VERSUS 2011 — Net cash provided by operating activities of $238.5 million increased $69.5 million from 2011 due primarily to proceeds from the sale of future production. In December 2012, we entered into a transaction to sell a percentage of future production from aggregates reserves resulting in net cash proceeds of $73.6 million (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”).

Part II	38

CASH FROM INVESTING ACTIVITIES

in millions

2013 VERSUS 2012 — Net cash used for investing activities increased $306.6 million in 2013. This increase resulted from a $272.0 million increase in the purchase of property, plant & equipment and businesses and a $32.8 million decrease in proceeds from the sale of property, plant & equipment and businesses. During 2013, we acquired three aggregates production facilities and four ready-mixed concrete facilities for approximately $90.0 million and land containing 136 million tons of reserves for $117.0 million. We also sold five aggregates production facilities, one replacement reserve site and reclaimed land associated with a former site of a ready-mixed concrete facility for approximately $51.1 million. These transactions are consistent with our strategic focus on disposing non-core assets and building aggregates positions in markets with above average long-term demand growth.

2012 VERSUS 2011 — Net cash provided by investing activities increased $29.9 million in 2012. This increase resulted from an increase in proceeds from divestitures of non-core assets (a $13.6 million year-over-year increase in proceeds from the sale of property, plant and equipment and businesses) and a decrease in spending for acquisitions (a $16.1 million year-over-year decrease in purchases of property, plant & equipment and businesses). These divestitures (as outlined in Note 19 "Acquisition and Divestitures" in Item 8 "Financial Statements and Supplementary Data") are consistent with our strategic focus on disposing non-core assets and building leading aggregates positions in markets with above average long-term demand growth.

CASH FROM FINANCING ACTIVITIES

in millions

2013 VERSUS 2012 — Net cash used for financing activities of $142.0 million increased $12.8 million in 2013 compared to 2012. This increase in cash used for financing activities is attributable to a $15.8 million increase in debt payments. During 2013, we made scheduled debt payments of $10.0 million in January to retire the 8.70% medium-term note and $140.4 million in June to retire the 6.30% notes.

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

Part II	39

DEBT

Certain debt measures as of December 31 are outlined below:

dollars in millions	2013	2012
Debt
Current maturities of long-term debt	$ 0.2	$ 150.6
Long-term debt	2,522.2	2,526.4
Total debt	$ 2,522.4	$ 2,677.0
Capital
Total debt	$ 2,522.4	$ 2,677.0
Equity	3,938.1	3,761.1
Total capital	$ 6,460.5	$ 6,438.1
Total Debt as a Percentage of Total Capital	39.0%	41.6%
Weighted-average Effective Interest Rates
Bank line of credit [1]	N/A	N/A
Long-term debt excluding bank line of credit	7.73%	7.71%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.4%	99.5%
Floating-rate debt	0.6%	0.5%

[1]	There were no borrowings at December 31, 2013 and 2012. However, we do pay fees for unused borrowing capacity and standby letters of credit.

Scheduled debt payments during 2013 included $10.0 million in January to retire the 8.70% medium-term note and $140.4 million in June to retire the 6.30% notes.

As of December 31, 2013,  current maturities for the next four quarters and maturities for the next five years are due as follows:

	Current		Debt
in millions	Maturities	in millions	Maturities
First quarter 2014	$ 0.0	2014	$ 0.2
Second quarter 2014	0.0	2015	150.1
Third quarter 2014	0.0	2016	500.2
Fourth quarter 2014	0.2	2017	350.1
		2018	650.1

In January 2014, we initiated a tender offer to purchase $500.0 million of outstanding debt as disclosed in Note 21 “Subsequent Events” in Item 8 “Financial Statements and Supplementary Data.” We expect to retire  remaining debt maturities using existing cash, cash generated from operations, by drawing on our bank line of credit or accessing the capital markets.

In March 2013, we amended our bank line of credit to extend its term from December 15, 2016 to March 12, 2018 and to reduce its capacity from $600.0 million to $500.0 million. The line of credit is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $500.0 million at any point in time. As of December 31, 2013, our eligible borrowing capacity was $436.0 million and our available borrowing capacity was $382.6 million.

Utilization of the eligible borrowing capacity under the line of credit as of December 31, 2013:

▪	none was drawn
▪	$53.4 million was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.00% based on the level of utilization or an

Part II	40

alternative rate derived from the lender’s prime rate. Letters of credit issued under the line of credit are charged a fee equal to the applicable margin for borrowings. As of December 31, 2013, the applicable margin was 1.75%.

The line of credit contains limitations on liens, indebtedness, guarantees, acquisitions and divestitures, and certain restricted payments. Restricted payments include dividends to our shareholders. There is no dollar limit or percent of retained earnings limit on restricted payments. However, we must have cash and borrowing capacity, after the restricted payment is made, of at least $150.0 million (or $105.0 million if our fixed charge coverage ratio is above 1.00:1.00). The minimum fixed charge coverage ratio is applicable only if usage exceeds 90% of the lesser of $500.0 million and the borrowing capacity derived from the sum of eligible accounts receivable and inventory.

DEBT RATINGS

Our debt ratings and outlooks as of December 31, 2013 are summarized below:

	Rating/Outlook	Date		Description
Senior Secured Line of Credit
Moody's	Ba2/negative	7/12/2012	[2]	downgraded from Ba1/new
Senior Unsecured [1]
Moody's	Ba3/negative	7/12/2012	[2]	downgraded from Ba2/negative
Standard & Poor's	BB/stable	6/11/2012	[3]	outlook changed from watch positive to stable

[1]	Only a small portion of our debt is not rated.
[2]	Rating/outlook reaffirmed July 3, 2013.
[3]	Rating/outlook reaffirmed June 27, 2013.

On January 23, 2014, Standard & Poor’s changed its outlook on our senior unsecured debt from stable to positive.

EQUITY

Our common stock issuances are summarized below:

in thousands	2013	2012	2011
Common stock shares at January 1,
issued and outstanding	129,721	129,245	128,570
Common Stock Issuances
Acquisitions	0	61	373
401(k) savings and retirement plan	71	0	111
Share-based compensation plans	408	415	191
Common stock shares at December 31,
issued and outstanding	130,200	129,721	129,245

During 2011 and 2012, we issued a total of 0.4 million shares of our common stock in connection with a  business acquisition  as explained in Note 19  "Acquisitions and Divestitures" in Item 8 "Financial Statements and Supplementary Data."

We occasionally sell shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants' elections to invest in our common stock. This arrangement provides a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were:

▪	2013 — issued 0.1 million shares for cash proceeds of $3.8 million
▪	2012 — no shares issued
▪	2011 — issued 0.1 million shares for cash proceeds of $4.7 million

There were no shares held in treasury as of December 31, 2013,  2012 and 2011. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of December 31, 2013.

Part II	41

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪	results of operations and financial position
▪	liquidity
▪	capital expenditures
▪	capital resources

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 12 "Commitments and Contingencies" in Item 8 "Financial Statements and Supplementary Data."

CASH CONTRACTUAL OBLIGATIONS

We expect cash requirements for income taxes to be  $70.6 million during 2014 assuming closure of the transaction disclosed in Note 21 “Subsequent Events” in Item 8 “Financial Statements and Supplementary Data.” We expect capital spending of $220.0 million. Additionally, we have a number of contracts containing commitments or contingent obligations that are not material to our earnings. These contracts are discrete and it is unlikely that the various contingencies contained within the contracts would be triggered by a common event. Excluding future cash requirements for income taxes and capital expenditures, and these immaterial contracts, our obligations to make future contractual payments as of December 31, 2013 are summarized in the table below:

	Note	Payments Due by Year
in millions	Reference	2014	2015-2016	2017-2018	Thereafter	Total
Cash Contractual Obligations
Bank line of credit [1]
Principal payments	Note 6	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0
Interest payments and fees [2]		2.7	5.4	3.4	0.0	11.5
Long-term debt excluding bank line of credit
Principal payments	Note 6	0.2	650.3	1,000.2	860.3	2,511.0
Interest payments	Note 6	186.8	358.5	241.9	440.7	1,227.9
Operating leases	Note 7	28.5	52.0	42.2	133.1	255.8
Mineral royalties	Note 12	17.1	26.4	18.6	123.8	185.9
Unconditional purchase obligations
Capital	Note 12	5.8	0.0	0.0	0.0	5.8
Noncapital [3]	Note 12	28.0	30.3	9.4	7.4	75.1
Benefit plans [4]	Note 10	11.4	46.0	47.0	58.0	162.4
Total cash contractual obligations [5,6]		$ 280.5	$ 1,168.9	$ 1,362.7	$ 1,623.3	$ 4,435.4

[1]	Bank line of credit represents borrowings under our five-year credit facility which expires March 12, 2018.
[2]

Includes fees for unused borrowing capacity, and fees for letters of credit. The figures for all years assume that the amount of unused borrowing capacity, and the amount of letters of credit, do not change from December 31, 2013.

[3]	Noncapital unconditional purchase obligations relate primarily to transportation and electrical contracts.
[4]	Payments in "Thereafter" column for benefit plans are for the years 2019-2023.
[5]

The above table excludes discounted asset retirement obligations in the amount of $228.2 million at December 31, 2013, the majority of which have an estimated settlement date beyond 2018 (see Note 17 "Asset Retirement Obligations" in Item 8 "Financial Statements and Supplementary Data").

[6]

The above table excludes unrecognized tax benefits in the amount of $12.2 million at December 31, 2013, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these uncertain tax positions (for more details, see Note 9 "Income Taxes" in Item 8 "Financial Statements and Supplementary Data").

Part II	42

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when we prepare our consolidated financial statements. A summary of these policies is included in Note 1 "Summary of Significant Accounting Policies" in Item 8 "Financial Statements and Supplementary Data."

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

1. GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2013, goodwill represents 37% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment.

HOW WE TEST GOODWILL FOR IMPAIRMENT

Goodwill is tested for impairment one level below our operating segments (reporting unit). We have identified 17 reporting units, of which 9 carry goodwill. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a two-step quantitative test. We elected to perform the quantitative impairment test for all years presented.

STEP 1

We compare the fair value of a reporting unit to its carrying value, including goodwill:

▪	if the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired
▪	if the carrying value of a reporting unit exceeds its fair value, we go to step two to measure the amount of impairment loss, if any

STEP 2

We compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by hypothetically allocating the fair value of the reporting unit to its identifiable assets and liabilities in a manner consistent with a business combination, with any excess fair value representing implied goodwill:

▪	if the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess

Part II	43

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

RESULTS OF OUR IMPAIRMENT TESTS

The results of our annual impairment tests for:

▪	November 1, 2013 indicated that the fair values of all reporting units with goodwill substantially exceeded (by greater than 25%) their carrying values
▪	November 1, 2012 indicated that the fair values of all reporting units with goodwill substantially exceeded (by greater than 25%) their carrying values
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

For additional information regarding goodwill, see Note 18 "Goodwill and Intangible Assets" in Item 8 "Financial Statements and Supplementary Data."

Part II	44

2. IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2013,  net property, plant & equipment represents 40% of total assets, while net other intangible assets represents 8% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

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

We recorded no asset impairments during 2013. During 2012, we recorded a $2.0 million loss on impairment of long-lived assets. This impairment loss related primarily to assets classified as held for sale (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”). Long-lived asset impairments during 2011 were immaterial and related to property abandonments.

We maintain certain long-lived assets that are not currently being utilized in our operations. These assets totaled $349.8 million at December 31, 2013, representing an approximate 5% increase from December 31, 2012. Of the total $349.8 million,  approximately 35%  relates to real estate held for future development and expansion of our operations. An additional 25% is comprised of real estate (principally former mining sites) pending development as commercial or residential real estate, reservoirs or landfills. The remaining 40% is composed of aggregates, ready-mixed concrete and asphalt mix operating assets idled temporarily as a result of a decline in demand for our products. Of this remaining 40% of temporarily idled assets, $15.6 million is composed of assets that we anticipate selling in the first quarter of 2014 (see Note 21 “Subsequent Events” in Item 8 “Financial Statements and Supplementary Data”). We anticipate moving the remaining idled assets back into operation as demand recovers. We evaluate the useful lives and the recoverability of these assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

For additional information regarding long-lived assets and intangible assets, see Note 4 "Property, Plant & Equipment" and Note 18 "Goodwill and Intangible Assets" in Item 8 "Financial Statements and Supplementary Data."

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

Reclamation costs are considered a critical accounting policy because of the significant estimates, assumptions and considerable management judgment used to determine the fair value of the obligation and the significant carrying amount of these obligations ($228.2 million as of December 31, 2013 and $150.1 million as of December 31, 2012).

Part II	45

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

For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations), see Note 17 "Asset Retirement Obligations" in Item 8 "Financial Statements and Supplementary Data."

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

▪	RATE OF COMPENSATION INCREASE — For salary-related plans only, we project employees' annual pay increases through 2015, which are used to project employees' pension benefits at retirement
▪	RATE OF INCREASE IN THE PER CAPITA COST OF COVERED HEALTHCARE BENEFITS — We project the expected increases in the cost of covered healthcare benefits

HOW WE SET OUR ASSUMPTIONS

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2013, the discount rates for our various plans ranged from 3.80% to 5.15% (December 31, 2012 ranged from 3.05% to 4.35%).

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2013, the expected return on plan assets remained at 7.50%.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2013, our projected weighted-average rate of compensation increase remained at 3.50%.

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2013, our assumed rate of increase in the per capita cost of covered healthcare benefits remained at 7.50% for 2014, decreasing each year until reaching 5.00% in 2019 and remaining level thereafter.

Part II	46

Changes to the assumptions listed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in
in millions	Benefit Obligation	Annual Benefit Cost	Benefit Obligation	Annual Benefit Cost
Actuarial Assumptions
Discount rate
Pension	$ (54.4)	$ (4.2)	$ 60.5	$ 4.7
Other postretirement benefits	(2.8)	(0.0)	3.0	0.0
Expected return on plan assets	not applicable	3.2	not applicable	(3.2)
Rate of compensation increase
(for salary-related plans)	1.6	0.3	(1.6)	(0.3)
Rate of increase in the per capita cost
of covered healthcare benefits	1.0	0.2	(1.0)	(0.2)

As of the December 31, 2013 measurement date, the fair value of our pension plan assets increased from $683.1 million to $756.6 million due to  favorable investment returns.  No contributions were made to the qualified pension plans in 2013.

During 2014, we expect to recognize net periodic pension expense of approximately $7.3 million and net periodic postretirement expense of approximately $2.1 million compared to $37.1 million and $2.6 million, respectively, in 2013. The decrease in pension expense is due in part to a plan change announced in March 2013 which ceased future accruals for salaried pension participants beyond 2013. We do not anticipate contributions will be required to the funded pension plans during 2014. However, we anticipate making a $4.1 million discretionary contribution to the plans. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.

For additional information regarding pension and other postretirement benefits, see Note 10 "Benefit Plans" in Item 8 "Financial Statements and Supplementary Data."

Part II	47

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

At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur. When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2013, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3.9 million.

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

For additional information regarding environmental compliance costs, see Note 8 "Accrued Environmental Remediation Costs" in Item 8 "Financial Statements and Supplementary Data."

6. CLAIMS AND LITIGATION INCLUDING SELF-INSURANCE

We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers' compensation up to $2.0 million per occurrence and automotive and general/product liability up to $3.0 million per occurrence. We have excess coverage on a per occurrence basis beyond these retention levels.

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

For additional information regarding claims and litigation including self-insurance, see Note 1 "Summary of Significant Accounting Policies" in Item 8 "Financial Statements and Supplementary Data" under the caption Claims and Litigation Including Self-insurance.

Part II	48

7. INCOME TAXES

HOW WE DETERMINE OUR CURRENT AND DEFERRED TAX ASSETS AND LIABILITIES

We file various federal, state and foreign income tax returns, including some returns that are consolidated with subsidiaries. We account for the current and deferred tax effects of such returns using the asset and liability method. Significant judgments and estimates are required in determining our current and deferred tax assets and liabilities, which reflect our best assessment of the estimated future taxes we will pay.  These estimates are updated throughout the year to consider income tax return filings, our geographic mix of earnings, legislative changes and other relevant items.

We recognize deferred tax assets and liabilities based on the differences between the financial statement’s carrying amounts of assets and liabilities and the amounts used for income tax purposes. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period.

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. A summary of our deferred tax assets is included in Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

On an annual basis, we perform a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, we update our annual analysis for significant changes in the positive and negative evidence.

At December 31, 2013, we identified the following forms of negative evidence:

▪

we are in a cumulative loss position based on financial results for the trailing three years (our foreign operations were profitable during this period, but not to the extent necessary to overcome the cumulative loss position)

▪	certain of our deferred tax assets are carryforwards and have a relatively brief period before expiration (see table below)
▪	the aggregates industry has not fully recovered from the most recent economic downturn

The amount of our definite-lived deferred tax asset carryforwards at December 31, 2013, along with their expiration periods, is listed below:

	Deferred	Valuation
dollars in millions	Tax Assets	Allowance	Expiration
Charitable contribution carryforwards	$ 10.8	$ 0	2014 - 2018
Foreign tax credit carryforwards	22.4	0	2018 - 2022
Federal net operating loss carryforwards	65.4	0	2027 - 2033
State net operating loss carryforwards	53.9	46.3	2014 - 2033

The first transaction described in Note 21 “Subsequent Events” in Item 8 “Financial Statements and Supplementary Data” is significant new positive evidence and will provide sufficient taxable income to support the realization of:

▪	our charitable contribution carryforwards
▪	the majority of our foreign tax credit carrryforwards
▪	our federal net operating loss carryforwards
▪	a portion of our state net operating loss carryforwards

The realization of the remaining balance of our deferred tax assets is supported by the future reversals of our existing temporary differences and the anticipated future earnings from our foreign operations.

Based on the following reasons, our state net operating loss carryforwards require additional consideration:

▪	the required filing groups in many states are different from the federal filing group
▪	certain states have brief expiration periods or other limitations on the utilization of net operating loss carryforwards
▪	we no longer file in certain states for which we have net operating loss carryforwards

Part II	49

Based on this analysis, we have provided a valuation allowance of $46.3 million, an increase of $7.5 million from the prior year valuation allowance, against our state net operating loss deferred tax asset carryforwards. Of the $46.3 million valuation allowance, $44.7 million relates to our Alabama net operating loss carryforward. The remaining valuation allowance of $1.6 million relates to other state net operating loss carryforwards.

If  we later determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced. Conversely, if we determine that it is more likely than not that we will not be able to realize a portion of our deferred tax assets, we will increase the valuation allowance.

FOREIGN EARNINGS

U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. At least annually, we evaluate our investment strategies for each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore.

UNRECOGNIZED TAX BENEFITS

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained based upon the technical merits of the position. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our income tax provision includes the net impact of changes in the liability for unrecognized tax  benefits.

The years open to tax examinations vary by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate.

We consider an issue to be resolved at the earlier of the issue being “effectively settled,” settlement of an examination, or the expiration of the statute of limitations. Upon resolution, unrecognized tax benefits will be reversed as a discrete event.

Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

STATUTORY DEPLETION

Our largest permanent item in computing both our taxable income and effective tax rate is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note 9 "Income Taxes" in Item 8 "Financial Statements and Supplementary Data." The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings.

NEW ACCOUNTING STANDARDS

For a discussion of accounting standards recently adopted and pending adoption and the affect such accounting changes will have on our results of operations, financial position or liquidity, see Note 1 "Summary of Significant Accounting Policies" in Item 8 "Financial Statements and Supplementary Data" under the caption New Accounting Standards.

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 in Part I, above.

Part II	50

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

At December 31, 2013, the estimated fair value of our long-term debt instruments including current maturities was $2,820.6 million compared to a book value of $2,522.4 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $133.2 million.

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

Part II	51

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vulcan Materials Company and its subsidiary companies as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2014  expressed an unqualified opinion on the Company's internal control over financial reporting.

Birmingham, Alabama
February 26, 2014

Part II	52

Vulcan Materials Company and Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2013	2012	2011
For the years ended December 31
in thousands, except per share data
Net sales	$ 2,628,696	$ 2,411,243	$ 2,406,909
Delivery revenues	142,013	156,067	157,641
Total revenues	2,770,709	2,567,310	2,564,550
Cost of goods sold	2,201,816	2,077,217	2,123,040
Delivery costs	142,013	156,067	157,641
Cost of revenues	2,343,829	2,233,284	2,280,681
Gross profit	426,880	334,026	283,869
Selling, administrative and general expenses	259,427	259,140	289,993
Gain on sale of property, plant & equipment and businesses, net	39,250	68,455	47,752
Recovery from legal settlement	0	0	46,404
Restructuring charges	(1,509)	(9,557)	(12,971)
Exchange offer costs	0	(43,380)	(2,227)
Other operating expense, net	(14,790)	(5,623)	(9,390)
Operating earnings	190,404	84,781	63,444
Other nonoperating income, net	7,538	6,727	2
Interest income	943	1,141	3,444
Interest expense	202,588	213,067	220,628
Loss from continuing operations before income taxes	(3,703)	(120,418)	(153,738)
Provision for (benefit from) income taxes
Current	9,673	1,913	14,318
Deferred	(34,132)	(68,405)	(92,801)
Total benefit from income taxes	(24,459)	(66,492)	(78,483)
Earnings (loss) from continuing operations	20,756	(53,926)	(75,255)
Earnings on discontinued operations, net of income taxes (Note 2)	3,626	1,333	4,477
Net earnings (loss)	$ 24,382	$ (52,593)	$ (70,778)
Other comprehensive income (loss), net of tax
Reclassification adjustment for cash flow hedges	2,992	3,816	7,151
Adjustment for funded status of pension and postretirement benefit plans	111,883	(24,454)	(54,366)
Amortization of pension and postretirement benefit plans actuarial loss
and prior service cost	11,011	11,965	7,710
Other comprehensive income (loss)	125,886	(8,673)	(39,505)
Comprehensive earnings (loss)	$ 150,268	$ (61,266)	$ (110,283)
Basic earnings (loss) per share
Continuing operations	$ 0.16	$ (0.42)	$ (0.58)
Discontinued operations	0.03	0.01	0.03
Net earnings (loss)	$ 0.19	$ (0.41)	$ (0.55)
Diluted earnings (loss) per share
Continuing operations	$ 0.16	$ (0.42)	$ (0.58)
Discontinued operations	0.03	0.01	0.03
Net earnings (loss)	$ 0.19	$ (0.41)	$ (0.55)
Weighted-average common shares outstanding
Basic	130,272	129,745	129,381
Assuming dilution	131,467	129,745	129,381
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	53

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	2013	2012
As of December 31
in thousands
Assets
Cash and cash equivalents	$ 193,738	$ 275,478
Accounts and notes receivable
Customers, less allowance for doubtful accounts
2013 — $4,854; 2012 — $6,198	323,369	277,539
Other	16,252	19,441
Inventories	344,606	335,022
Current deferred income taxes	40,423	40,696
Prepaid expenses	22,549	21,713
Assets held for sale	10,559	15,083
Total current assets	951,496	984,972
Investments and long-term receivables	42,387	42,081
Property, plant & equipment, net	3,312,017	3,159,185
Goodwill	3,081,521	3,086,716
Other intangible assets, net	697,578	692,532
Other noncurrent assets	174,144	161,113
Total assets	$ 8,259,143	$ 8,126,599
Liabilities
Current maturities of long-term debt	$ 170	$ 150,602
Trade payables and accruals	139,345	113,337
Accrued salaries, wages and management incentives	72,675	62,695
Accrued interest	10,954	11,424
Other accrued liabilities	75,991	97,552
Liabilities of assets held for sale	0	801
Total current liabilities	299,135	436,411
Long-term debt	2,522,243	2,526,401
Noncurrent deferred income taxes	701,075	657,367
Deferred management incentive and other compensation	23,657	21,756
Pension benefits	146,734	303,036
Other postretirement benefits	83,457	103,134
Asset retirement obligations	228,234	150,072
Deferred revenue	219,743	73,583
Other noncurrent liabilities	96,759	93,777
Total liabilities	$ 4,321,037	$ 4,365,537
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value — Authorized 480,000 shares,
Issued 130,200 and 129,721 shares, respectively	130,200	129,721
Capital in excess of par value	2,611,703	2,580,209
Retained earnings	1,295,834	1,276,649
Accumulated other comprehensive loss	(99,631)	(225,517)
Total equity	3,938,106	3,761,062
Total liabilities and equity	$ 8,259,143	$ 8,126,599
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	54

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012	2011
For the years ended December 31
in thousands
Operating Activities
Net earnings (loss)	$ 24,382	$ (52,593)	$ (70,778)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	307,108	331,959	361,719
Net gain on sale of property, plant & equipment and businesses	(50,978)	(78,654)	(58,808)
Contributions to pension plans	(4,855)	(4,509)	(4,892)
Share-based compensation	22,093	17,474	18,454
Excess tax benefits from share-based compensation	(161)	(267)	(121)
Deferred tax provision (benefit)	(35,063)	(69,830)	(93,739)
Cost of debt purchase	0	0	19,153
(Increase) decrease in assets before initial effects of business acquisitions and dispositions
Accounts and notes receivable	(42,260)	17,412	5,035
Inventories	(7,700)	(9,028)	(6,927)
Prepaid expenses	(765)	(117)	(1,354)
Other assets	12,374	(29,043)	7,673
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions
Accrued interest and income taxes	(10,937)	(15,709)	5,831
Trade payables and other accruals	15,485	27,091	(27,871)
Proceeds from sale of future production, net of transaction costs (Note 19)	153,095	73,583	0
Other noncurrent liabilities	(26,602)	29,772	5,707
Other, net	1,283	934	9,961
Net cash provided by operating activities	$ 356,499	$ 238,475	$ 169,043
Investing Activities
Purchases of property, plant & equipment	(275,380)	(93,357)	(98,912)
Proceeds from sale of property, plant & equipment	17,576	80,829	13,675
Proceeds from sale of businesses, net of transaction costs	51,604	21,166	74,739
Payment for businesses acquired, net of acquired cash	(89,951)	0	(10,531)
Other, net	(39)	1,761	1,550
Net cash provided by (used for) investing activities	$ (296,190)	$ 10,399	$ (19,479)
Financing Activities
Proceeds from line of credit	156,000	0	0
Payment of current maturities of long-term debt and line of credit	(306,602)	(134,780)	(1,028,575)
Cost of debt purchase	0	0	(19,153)
Proceeds from issuance of long-term debt, net of discounts	0	0	1,100,000
Debt issuance costs	0	0	(27,426)
Proceeds from settlement of interest rate swap agreements	0	0	23,387
Proceeds from issuance of common stock	3,821	0	4,936
Dividends paid	(5,191)	(5,183)	(98,172)
Proceeds from exercise of stock options	9,762	10,462	3,615
Excess tax benefits from share-based compensation	161	267	121
Other, net	0	(1)	1
Net cash used for financing activities	$ (142,049)	$ (129,235)	$ (41,266)
Net increase (decrease) in cash and cash equivalents	(81,740)	119,639	108,298
Cash and cash equivalents at beginning of year	275,478	155,839	47,541
Cash and cash equivalents at end of year	$ 193,738	$ 275,478	$ 155,839
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	55

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
in thousands	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balances at December 31, 2010	128,570	$ 128,570	$ 2,500,886	$ 1,503,681	$ (177,339)	$ 3,955,798
Net loss	0	0	0	(70,778)	0	(70,778)
Common stock issued
Acquisitions	373	373	18,347	0	0	18,720
401(k) Trustee (Note 13)	111	111	4,634	0	0	4,745
Share-based compensation plans	191	191	2,041	0	0	2,232
Share-based compensation expense	0	0	18,454	0	0	18,454
Excess tax benefits from share-based
compensation	0	0	121	0	0	121
Accrued dividends on share-based
compensation awards	0	0	257	(257)	0	0
Cash dividends on common stock
($0.76 per share)	0	0	0	(98,172)	0	(98,172)
Other comprehensive loss	0	0	0	0	(39,505)	(39,505)
Other	0	0	0	2	0	2
Balances at December 31, 2011	129,245	$ 129,245	$ 2,544,740	$ 1,334,476	$ (216,844)	$ 3,791,617
Net loss	0	0	0	(52,593)	0	(52,593)
Common stock issued
Acquisitions	61	61	(199)	0	0	(138)
Share-based compensation plans	415	415	7,113	0	0	7,528
Share-based compensation expense	0	0	17,474	0	0	17,474
Excess tax benefits from share-based
compensation	0	0	267	0	0	267
Reclass deferred compensation liability
to equity (Note 13)	0	0	10,764	0	0	10,764
Accrued dividends on share-based
compensation awards	0	0	51	(51)	0	0
Cash dividends on common stock
($0.04 per share)	0	0	0	(5,183)	0	(5,183)
Other comprehensive loss	0	0	0	0	(8,673)	(8,673)
Other	0	0	(1)	0	0	(1)
Balances at December 31, 2012	129,721	$ 129,721	$ 2,580,209	$ 1,276,649	$ (225,517)	$ 3,761,062
Net earnings	0	0	0	24,382	0	24,382
Common stock issued
401(k) Trustee (Note 13)	71	71	3,750	0	0	3,821
Share-based compensation plans	408	408	5,485	0	0	5,893
Share-based compensation expense	0	0	22,093	0	0	22,093
Excess tax benefits from share-based
compensation	0	0	161	0	0	161
Accrued dividends on share-based
compensation awards	0	0	5	(5)	0	0
Cash dividends on common stock
($0.04 per share)	0	0	0	(5,191)	0	(5,191)
Other comprehensive income	0	0	0	0	125,886	125,886
Other	0	0	0	(1)	0	(1)
Balances at December 31, 2013	130,200	$ 130,200	$ 2,611,703	$ 1,295,834	$ (99,631)	$ 3,938,106
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Vulcan Materials Company (the "Company," "Vulcan," "we," "our"), a New Jersey corporation, is the nation's largest producer of construction aggregates, primarily crushed stone, sand and gravel and a major producer of asphalt mix and ready-mixed concrete.

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

In 2011, we substantially completed the implementation of a multi-year project to replace our legacy information technology systems with new ERP and Shared Services platforms. These platforms are helping us streamline processes enterprise-wide and standardize administrative and support functions while providing enhanced flexibility to monitor and control costs. Leveraging this significant investment in technology allowed us to reduce overhead and administrative staff. Additionally, in December 2011, our Board of Directors approved a restructuring plan to consolidate our eight divisions into four regions as part of an ongoing effort to reduce overhead costs and increase operating efficiency. As a result of these two restructuring plans, we recognized $12,971,000 of severance and related charges in 2011. There were no significant charges related to these restructuring plans in 2012 and 2013.

In 2012, our Board approved a Profit Enhancement Plan that further leverages our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During 2013 and 2012, respectively, we incurred $1,509,000 and $9,557,000 of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We do not expect to incur any future material charges related to this Profit Enhancement Plan.

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

In response to Martin Marietta’s actions,  we incurred legal,  professional and other costs as follows: 2012 — $43,380,000 and 2011 — $2,227,000. As of December 31, 2013, $43,107,000 of the incurred costs  was paid.

Part II	57

CASH EQUIVALENTS

We classify as cash equivalents all highly liquid securities with a maturity of three months or less at the time of purchase. The carrying amount of these securities approximates fair value due to their short-term maturities.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable from customers result from our extending credit to trade customers for the purchase of our products. The terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to conform to regional industry practices, we sell product under extended payment terms, which may result in either secured or unsecured short-term notes; or, on occasion, notes with durations of less than one year are taken in settlement of existing accounts receivable. Other accounts and notes receivable result from short-term transactions (less than one year) other than the sale of our products, such as interest receivable; insurance claims; freight claims; tax refund claims; bid deposits or rents receivable. Receivables are aged and appropriate allowances for doubtful accounts and bad debt expense are recorded. Bad debt expense for the years ended December 31 was as follows: 2013 — $602,000, 2012 — $2,505,000 and 2011 — $1,644,000. Write-offs of accounts receivables for the years ended December 31 were as follows: 2013 — $1,946,000, 2012 — $2,805,000 and 2011 — $2,651,000.

FINANCING RECEIVABLES

Financing receivables are included in accounts and notes receivable and/or investments and long-term receivables in the accompanying Consolidated Balance Sheets. Financing receivables are contractual rights to receive money on demand or on fixed or determinable dates. Trade receivables with normal credit terms are not considered financing receivables. Financing receivables were as follows: December 31, 2013 — $7,720,000 and December 31, 2012 — $8,609,000.  Both of these balances include a related-party (Vulcan Materials Company Foundation) receivable in the amount of $1,550,000 due in 2014. None of our financing receivables are individually significant. We evaluate the collectibility of financing receivables on a periodic basis or whenever events or changes in circumstances indicate we may be exposed to credit losses. As of December 31, 2013 and 2012,  no  allowances were recorded for these receivables.

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

Capitalized software costs of $10,321,000 and $10,855,000 are reflected in net property, plant & equipment as of December 31, 2013 and 2012, respectively. We capitalized software costs for the years ended December 31 as follows: 2013 — $1,695,000, 2012 — $408,000 and 2011 — $3,746,000. During the same periods, $2,230,000,  $2,463,000 and $2,520,000, respectively, of previously capitalized costs were depreciated. For additional information regarding our property, plant & equipment see Note 4.

Part II	58

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

Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in thousands	2013	2012	2011
Depreciation, Depletion, Accretion and Amortization
Depreciation	$ 271,180	$ 301,146	$ 328,072
Depletion	13,028	10,607	11,195
Accretion	10,685	7,956	8,195
Amortization of leaseholds	483	381	225
Amortization of intangibles	11,732	11,869	14,032
Total	$ 307,108	$ 331,959	$ 361,719

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

Part II	59

Our assets at December 31 subject to fair value measurement on a recurring basis are summarized below:

	Level 1
in thousands	2013	2012
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 15,255	$ 13,349
Equities	12,828	9,843
Total	$ 28,083	$ 23,192

	Level 2
in thousands	2013	2012
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,244	$ 2,265
Total	$ 1,244	$ 2,265

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

Net trading gains (losses) of the Rabbi Trust investments were $4,398,000, $8,564,000 and $(3,292,000) for the years ended December 31, 2013,  2012 and 2011, respectively. The portions of the net trading gains (losses) related to investments still held by the Rabbi Trusts at December 31, 2013, 2012 and 2011 were $4,234,000, $9,012,000 and $(3,370,000), respectively.

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

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2013. Assets that were subject to fair value measurement on a nonrecurring basis as of December 31, 2012 are summarized below:

2012
Impairment
in thousands	Level 3	Charges
Fair Value Nonrecurring
Assets held for sale	$ 10,559	$ 1,738
Totals	$ 10,559	$ 1,738

The fair values of the assets classified as held for sale were estimated based on the negotiated transaction values. The impairment charges represent the difference between the carrying value and the fair value less costs to sell of the assets.

Part II	60

GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2013, goodwill totaled $3,081,521,000 as compared to $3,086,716,000 at December 31, 2012. Total goodwill represents 37% of total assets at December 31, 2013 compared to 38% as of December 31, 2012.

Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment one level below our operating segments (reporting unit). We have identified 17 reporting units, of which 9 carry goodwill. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a two-step quantitative test.

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

We have four operating segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Within these four operating segments, we have identified 17 reporting units based primarily on geographic location. The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the measurement date. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and EBITDA multiples of comparable companies. We consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the reporting unit fair values to our market capitalization.

We elected to perform the quantitative impairment test for all years presented. The results of the first step of the annual impairment tests performed as of November 1, 2013 and 2012 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values. The results of the first step of the annual impairment tests performed as of November 1, 2011 indicated that the fair values of the reporting units with goodwill exceeded their carrying values. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2013, 2012 or 2011.

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

For additional information regarding goodwill see Note 18.

Part II	61

IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2013,  net property, plant & equipment represents 40% of total assets, while net other intangible assets represents 8% of total assets. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

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

We recorded no asset impairments during 2013. During 2012, we recorded a $2,034,000 loss on impairment of long-lived assets related primarily to assets classified as held for sale (see Note 19). Long-lived asset impairments during 2011 were immaterial and related to property abandonments.

For additional information regarding long-lived assets and intangible assets see Notes 4 and 18.

COMPANY OWNED LIFE INSURANCE

We have Company Owned Life Insurance (COLI) policies for which the cash surrender values, loans outstanding and the net values included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

in thousands	2013	2012
Company Owned Life Insurance
Cash surrender value	$ 44,586	$ 41,351
Loans outstanding	44,566	41,345
Net value included in noncurrent assets	$ 20	$ 6

REVENUE RECOGNITION

Revenue is recognized at the time the selling price is fixed, the product's title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured (typically occurs when finished products are shipped to the customer). Total revenues include sales of products to customers, net of any discounts and taxes, and third-party delivery revenues billed to customers. We bill our customers for transportation provided by third-party carriers for delivery of their purchased products.

Part II	62

DEFERRED REVENUE

We have entered into two transactions (September 2013 and December 2012) through which we sold a percentage of the future production from aggregates reserves at eight quarries (seven owned and one leased). These sales were structured as volumetric production payments (VPPs). We received net cash proceeds of $153,095,000 and $73,644,000 for the 2013 and 2012 transactions, respectively. Concurrently, we entered into marketing agreements with the purchaser through which we are designated the exclusive sales agent for the purchaser’s percentage of future production. Our consolidated total revenues for 2013 and 2012 exclude the proceeds from these VPP transactions. The proceeds were recorded as deferred revenue and are amortized to revenue  on a unit-of sales basis over the terms of the VPP transactions.

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

The key terms specific to the 2013 VPP transaction are:

▪

terminate at the earlier to occur of September 30, 2051 or the sale of 250.8 million tons of aggregates from the specified quarries subject to the VPP; based on historical and projected sales volumes from the specified quarries, it is expected that 250.8 million tons will be sold prior to September 30, 2051

▪

the purchaser's percentage of the maximum 250.8 million tons of future production is estimated, based on current sales volumes projections, to be 11.5% (approximately 29 million tons); the actual percentage may vary

The key terms specific to the 2012 VPP transaction are:

▪

terminate at the earlier to occur of December 31, 2052 or the sale of 143.2 million tons of aggregates from the specified quarries subject to the VPP; based on historical and projected volumes from the specified quarries, it is expected that 143.2 million tons will be sold prior to December 31, 2052

▪

the purchaser's percentage of the maximum 143.2 million tons of future production is estimated, based on current sales volumes projections, to be 10.5% (approximately 15 million tons); the actual percentage may vary

The impact to our net sales and gross margin related to the VPPs is outlined as follows:

in thousands	2013	2012	2011
Revenue amortized from deferred revenue	$ 1,996	$ 0	$ 0
Purchaser's proceeds from sale of production	(6,197)	0	0
Decrease to net sales and gross profit	$ (4,201)	$ 0	$ 0

Based on expected aggregates sales from the specified quarries, we anticipate recognizing a range of $4,500,000 to $5,500,000 of deferred revenue in our 2014 Consolidated Statement of Comprehensive Income.

STRIPPING COSTS

In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.

Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $41,716,000 in 2013, $37,875,000 in 2012 and $40,049,000 in 2011.

Part II	63

Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-production method. Pre-production stripping costs included in other noncurrent assets were $24,026,000 as of December 31, 2013 and $18,887,000 as of December 31, 2012.

OTHER COSTS

Costs are charged to earnings as incurred for the start-up of new plants and for normal recurring costs of mineral exploration and research and development. Research and development costs totaled $0 in 2013, $0 in 2012 and $1,109,000 in 2011, and are included in selling, administrative and general expenses in the Consolidated Statements of Comprehensive Income.

SHARE-BASED COMPENSATION

We account for our share-based compensation awards using fair-value-based measurement methods. These result in the recognition of compensation expense for all share-based compensation awards, including stock options, based on their fair value as of the grant date. Compensation cost is recognized over the requisite service period.

We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows. The $161,000,  $267,000 and $121,000 in excess tax benefits classified as financing cash inflows for the years ended December 31, 2013, 2012 and 2011, respectively, in the accompanying Consolidated Statements of Cash Flows relate to the exercise of stock options and issuance of shares under long-term incentive plans.

A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2013 related to share-based awards granted to employees under our long-term incentive plans is presented below:

	Unrecognized	Expected
	Compensation	Weighted-average
dollars in thousands	Expense	Recognition (Years)
Share-based Compensation
SOSARs [1]	$ 2,825	1.6
Performance and restricted shares	19,498	2.6
Total/weighted-average	$ 22,323	2.5

[1]	Stock-Only Stock Appreciation Rights (SOSARs)

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in thousands	2013	2012	2011
Employee Share-based Compensation Awards
Pretax compensation expense	$ 20,187	$ 15,491	$ 17,537
Income tax benefits	7,833	6,011	6,976

For additional information regarding share-based compensation, see Note 11 under the caption Share-based Compensation Plans.

Part II	64

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

The carrying value of these obligations was $228,234,000 as of December 31, 2013 and $150,072,000 as of December 31, 2012. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations) see Note 17.

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

▪	Rate of Compensation Increase — For salary-related plans only, we project employees' annual pay increases through 2015, which are used to project employees' pension benefits at retirement
▪	Rate of Increase in the Per Capita Cost of Covered Healthcare Benefits — We project the expected increases in the cost of covered healthcare benefits

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

For additional information regarding pension and other postretirement benefits see Note 10.

Part II	65

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

When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2013, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3,944,000. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates, including key assumptions, for accruing environmental compliance costs; however, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

For additional information regarding environmental compliance costs see Note 8.

CLAIMS AND LITIGATION INCLUDING SELF-INSURANCE

We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers' compensation up to $2,000,000 per occurrence and automotive and general/product liability up to $3,000,000 per occurrence. We have excess coverage on a per occurrence basis beyond these retention levels.

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

dollars in thousands	2013	2012
Self-insurance Program
Self-insured liabilities (undiscounted)	$ 50,538	$ 48,019
Insured liabilities (undiscounted)	17,497	15,054
Discount rate	0.98%	0.51%
Amounts Recognized in Consolidated
Balance Sheets
Investments and long-term receivables	$ 16,917	$ 14,822
Other accrued liabilities	(16,657)	(17,260)
Other noncurrent liabilities	(49,148)	(44,902)
Net liabilities (discounted)	$ (48,888)	$ (47,340)

Estimated payments (undiscounted) under our self-insurance program for the five years subsequent to December 31, 2013 are as follows:

in thousands
Estimated Payments under Self-insurance Program
2014	$ 22,151
2015	12,749
2016	8,229
2017	5,579
2018	4,051

Part II	66

Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.

INCOME TAXES

We file various federal, state and foreign income tax returns, including some returns that are consolidated with subsidiaries. We account for the current and deferred tax effects of such returns using the asset and liability method. Significant judgments and estimates are required in determining our current and deferred tax assets and liabilities, which reflect our best assessment of the estimated future taxes we will pay.  These estimates are updated throughout the year to consider income tax return filings, our geographic mix of earnings, legislative changes and other relevant items.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts of assets and liabilities and the amounts used for income tax purposes. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period.

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. A summary of our deferred tax assets is included in Note 9.

On an annual basis, we perform a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, we update our annual analysis for significant changes in the positive and negative evidence.

If we later determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced. Conversely, if we determine that it is more likely than not that we will not be able to realize a portion of our deferred tax assets, we will increase the valuation allowance.

U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. At least annually, we evaluate our investment strategies for each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained based upon the technical merits of the position. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our income tax provision includes the net impact of changes in the liability for unrecognized tax  benefits.

The years open to tax examinations vary by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate.

We consider an issue to be resolved at the earlier of the issue being “effectively settled,” settlement of an examination, or the expiration of the statute of limitations. Upon resolution, unrecognized tax benefits will be reversed as a discrete event.

Our liability for unrecognized tax  benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

Our largest permanent item in computing both our taxable income and effective tax rate is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note 9. The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings.

Part II	67

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

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in thousands	2013	2012	2011
Weighted-average common shares outstanding	130,272	129,745	129,381
Dilutive effect of
Stock options/SOSARs	461	0	0
Other stock compensation plans	734	0	0
Weighted-average common shares outstanding,
assuming dilution	131,467	129,745	129,381

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares for the years ended December 31 are as follows: 2012 — 617,000 and 2011 — 304,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in thousands	2013	2012	2011
Antidilutive common stock equivalents	2,895	4,762	5,845

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

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2013 presentation.

Part II	68

NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

2013 — NEW DISCLOSURE REQUIREMENT ON OFFSETTING ASSETS AND LIABILITIES    As of and for the interim period ended March 31, 2013, we adopted Accounting Standards Update (ASU) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This ASU created new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial and derivative instruments. The scope of instruments covered under this ASU was further clarified in the January 2013 issuance of ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” These new disclosures were designed to facilitate comparisons between financial statements prepared under U.S. GAAP and those prepared under International Financial Reporting Standards (IFRS). Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

2013 — AMENDMENTS ON INDEFINITE-LIVED INTANGIBLE ASSET IMPAIRMENT TESTING    As of and for the interim period ended March 31, 2013, we adopted ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amended the impairment testing guidance in Accounting Standards Codification (ASC) 350-30, “General Intangibles Other Than Goodwill.” Under the amended guidance, an entity has the option of performing a qualitative assessment when testing an indefinite-lived intangible asset for impairment. Further testing would be required only if, on the basis of the qualitative factors, an entity determines that the fair value of the intangible asset is more likely than not (a likelihood of more than 50%) less than the carrying amount. Additionally, this ASU revised the examples of events and circumstances that an entity should consider when determining if an interim impairment test is required. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

2013/2012 — PRESENTATION OF OTHER COMPREHENSIVE INCOME    As of the annual period ended December 31, 2011, we adopted ASU No. 2011-05, "Presentation of Comprehensive Income." This standard eliminated the option to present components of other comprehensive income (OCI) as part of the statement of equity. The amendments in this standard required that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 indefinitely deferred the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in the Consolidated Statement of Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 finalized the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. Our accompanying Consolidated Statements of Comprehensive Income conform to the presentation requirements of these standards.

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

Part II	69

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

During 2013, we received the final payment under the 5CP earn-out of $13,031,000 related to performance during 2012. During 2012 and 2011, we received payments of $11,369,000 and $12,284,000, respectively, under the 5CP earn-out related to the respective years 2011 and 2010. Through December 31, 2013, we have received a total of $79,391,000 under the 5CP earn-out, a total of $46,290,000 in excess of the receivable recorded on the date of disposition.

We were liable for a cash transaction bonus payable annually (2009 – 2013) to certain former key Chemicals employees based on the prior year’s 5CP earn-out results. Payments for the transaction bonus were $1,303,000 in 2013, $1,137,000 in 2012 and $1,228,000 in 2011. We have paid a total of $5,071,000 of these transaction bonuses through December 31, 2013.

Part II	70

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the years presented. Results from discontinued operations are as follows:

in thousands	2013	2012	2011
Discontinued Operations
Pretax loss	$ (5,744)	$ (8,017)	$ (3,669)
Gain on disposal, net of transaction bonus	11,728	10,232	11,056
Income tax provision	(2,358)	(882)	(2,910)
Earnings on discontinued operations,
net of income taxes	$ 3,626	$ 1,333	$ 4,477

The 2013 and 2012 pretax losses from discontinued operations of $5,744,000 and $8,017,000 were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2011 pretax loss from discontinued operations of $3,669,000 includes a $7,575,000 pretax gain recognized on recovery from an insurer in lawsuits involving perchloroethylene (perc). This gain was offset by general and product liability costs, including legal defense costs, and environmental remediation costs.

NOTE 3: INVENTORIES

Inventories at December 31 are as follows:

in thousands	2013	2012
Inventories
Finished products [1]	$ 270,603	$ 262,886
Raw materials	29,996	27,758
Products in process	6,613	5,963
Operating supplies and other	37,394	38,415
Total	$ 344,606	$ 335,022

[1]

Includes inventories encumbered by the purchaser's percentage of volumetric production payments (see Note 1, Deferred Revenue), as follows: December 31, 2013 — $4,492 thousand and December 31, 2012 — $8,726 thousand.

In addition to the inventory balances presented above, as of December 31, 2013 and December 31, 2012, we have $27,331,000 and $35,477,000, respectively, of inventory classified as long-term assets (Other noncurrent assets) as we do not expect to sell the inventory within one year. Inventories valued under the LIFO method total $268,674,000 at December 31, 2013 and $267,591,000 at December 31, 2012. During 2013,  2012 and 2011, inventory reductions resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on 2013 results was to decrease cost of goods sold by $1,310,000 and increase net earnings by $802,000.The effect of the LIFO liquidation on 2012 results was to decrease cost of goods sold by $1,124,000 and increase net earnings by $688,000.The effect of the LIFO liquidation on 2011 results was to decrease cost of goods sold by $1,288,000 and increase net earnings by $776,000.

Estimated current cost exceeded LIFO cost at December 31, 2013 and 2012 by $184,409,000 and $150,654,000, respectively. We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-effecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under the methods (substantially average cost) used prior to the adoption of the LIFO method, the approximate effect on net earnings would have been an increase of $20,812,000 in 2013, an increase of $5,990,000 in 2012 and an increase of $10,050,000 in 2011.

Part II	71

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

in thousands	2013	2012
Property, Plant & Equipment
Land and land improvements	$ 2,295,087	$ 2,120,999
Buildings	149,982	149,575
Machinery and equipment	4,248,100	4,195,165
Leaseholds	11,692	10,546
Deferred asset retirement costs	151,973	129,397
Construction in progress	76,768	60,935
Total, gross	$ 6,933,602	$ 6,666,617
Less allowances for depreciation, depletion
and amortization	3,621,585	3,507,432
Total, net	$ 3,312,017	$ 3,159,185

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in thousands	2013	2012	2011
Capitalized interest cost	$ 1,089	$ 2,716	$ 2,675
Total interest cost incurred before recognition
of the capitalized amount	203,677	215,783	223,303

Part II	72

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

CASH FLOW HEDGES

We have used interest rate swap agreements designated as cash flow hedges to minimize the variability in cash flows of liabilities or forecasted transactions caused by fluctuations in interest rates. During 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts in AOCI are being amortized to interest expense over the term of the related debt. This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 are as follows:

in thousands	Location on Statement	2013	2012	2011
Cash Flow Hedges
Loss reclassified from AOCI
(effective portion)	Interest expense	$ (5,077)	$ (6,314)	$ (11,657)

For the 12-month period ending December 31, 2014, we estimate that $4,827,000 of the pretax loss in AOCI will be reclassified to earnings.

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

in thousands	2013	2012	2011
Deferred Gain on Settlement
Amortized to earnings as a reduction to interest expense	$ 4,334	$ 4,052	$ 1,291

Part II	73

NOTE 6: DEBT

Debt at December 31 is summarized as follows:

in thousands	2013	2012
Long-term Debt
6.30% notes due 2013 [1]	$ 0	$ 140,413
10.125% notes due 2015 [2]	151,897	152,718
6.50% notes due 2016 [3]	511,627	515,060
6.40% notes due 2017 [4]	349,907	349,888
7.00% notes due 2018 [5]	399,772	399,731
10.375% notes due 2018 [6]	248,843	248,676
7.50% notes due 2021 [7]	600,000	600,000
7.15% notes due 2037 [8]	239,561	239,553
Medium-term notes	6,000	16,000
Industrial revenue bond	14,000	14,000
Other notes	806	964
Total long-term debt including current maturities	$ 2,522,413	$ 2,677,003
Less current maturities	170	150,602
Total long-term debt	$ 2,522,243	$ 2,526,401
Estimated fair value of long-term debt	$ 2,820,399	$ 2,766,835

[1]	Includes decreases for unamortized discounts, as follows: December 31, 2012 — $30 thousand.
[2]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: December 31, 2013 — $2,082 thousand and December 31, 2012 — $2,983 thousand. Additionally, includes decreases for unamortized discounts as follows: December 31, 2013 — $185 thousand and December 31, 2012 — $265 thousand. The effective interest rate for these notes is 9.59%.

[3]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: December 31, 2013 — $11,627 thousand and December 31, 2012 — $15,060 thousand. The effective interest rate for these notes is 6.02%.

[4]	Includes decreases for unamortized discounts, as follows: December 31, 2013 — $93 thousand and December 31, 2012 — $112 thousand. The effective interest rate for these notes is 7.41%.
[5]	Includes decreases for unamortized discounts, as follows: December 31, 2013 — $228 thousand and December 31, 2012 — $269 thousand. The effective interest rate for these notes is 7.87%.
[6]	Includes decreases for unamortized discounts, as follows: December 31, 2013 — $1,157 thousand and December 31, 2012 — $1,324 thousand. The effective interest rate for these notes is 10.62%.
[7]	The effective interest rate for these notes is 7.75%.
[8]	Includes decreases for unamortized discounts, as follows: December 31, 2013 — $627 thousand and December 31, 2012 — $635 thousand. The effective interest rate for these notes is 8.05%.

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

Scheduled debt payments during 2013 included $10,000,000 in January to retire the 8.70% medium-term note and $140,444,000 in June to retire the 6.30% notes. Scheduled debt payments during 2012 included $134,557,000 in November to retire the remaining portion of the 5.60% notes.

Part II	74

In December 2011, we entered into a $600,000,000 bank line of credit expiring on December 15, 2016. In March 2013, we proactively amended this line of credit to reduce its capacity to $500,000,000 and extend its term to March 12, 2018. The line of credit is secured by certain domestic accounts receivable and inventory. Borrowing capacity fluctuates with the level of eligible accounts receivable and inventory and may be less than $500,000,000 at any point in time. As of December 31, 2013, our available borrowing capacity was $382,588,000 (net of the $53,393,000 backing for standby letters of credit).

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.50% to 2.00% based on the level of utilization, or an alternative rate derived from the lender’s prime rate. Borrowings on our line of credit are classified as short-term due to our intent to repay within twelve months. As of December 31, 2013, the applicable margin for LIBOR based borrowing was 1.75%.

In June 2011, we issued $1,100,000,000 of long-term notes in two series, as follows: $500,000,000 of 6.50% notes due in 2016 and $600,000,000 of 7.50% notes due in 2021. These notes were issued principally to:

▪	repay and terminate our $450,000,000 floating-rate term loan due in 2015
▪	fund the purchase through a tender offer of $165,443,000 of our outstanding 5.60% notes due in 2012 and $109,556,000 of our outstanding 6.30% notes due in 2013
▪	repay $275,000,000 outstanding under our revolving credit facility, and
▪	for general corporate purposes

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

In June 2008 we issued $650,000,000 of long-term notes in two series, as follows: $250,000,000 of 6.30% notes due in 2013 and $400,000,000 of 7.00% notes due in 2018. The 6.30% notes due in 2013 were partially terminated in June 2011 with a tender offer (as described above) and the remaining $140,444,000 paid in June 2013 as scheduled.

In December 2007, we issued $1,225,000,000 of long-term notes in four series, as follows: $325,000,000 of floating-rate notes due in 2010,  $300,000,000 of 5.60% notes due in 2012,  $350,000,000 of 6.40% notes due in 2017 and $250,000,000 of 7.15% notes due in 2037.  The floating-rate notes were paid in December 2010 as scheduled. The 5.60% notes due in 2012 were partially terminated in June 2011 with a tender offer (as described above) and the remaining $134,557,000 paid in November 2012 as scheduled.

During 1991, we issued $81,000,000 of medium-term notes ranging in maturity from 3 to 30 years, with interest rates from 7.59% to 8.85%. The $6,000,000 in medium-term notes outstanding as of December 31, 2013 has a weighted-average maturity of 7.7 years with a weighted-average interest rate of 8.88%.

The industrial revenue bond was assumed in November 2007 with the acquisition of Florida Rock. This variable-rate tax-exempt bond matures in November 2022 and is backed by a standby letter of credit.

Other notes of $806,000 as of December 31, 2013 were issued at various times to acquire land or businesses or were assumed in business acquisitions.

Part II	75

The total scheduled (principal and interest) debt payments, excluding draws, if any, on the line of credit, for the five years subsequent to December 31, 2013 are as follows:

in thousands	Total	Principal	Interest
Debt Payments (excluding the line of credit)
2014	$ 187,010	$ 170	$ 186,840
2015	336,981	150,137	186,844
2016	671,779	500,130	171,649
2017	489,279	350,138	139,141
2018	752,754	650,022	102,732

In January 2014, we initiated a tender offer to purchase $500,000,000 of outstanding debt as described in Note 21.

The line of credit contains limitations on liens, indebtedness, guarantees, acquisitions and divestitures, and certain restricted payments. Restricted payments include dividends to our shareholders. There is no dollar limit or percent of retained earnings limit on restricted payments. However, we must have cash and borrowing capacity, after the restricted payment is made, of at least $150,000,000 (or $105,000,000 if our fixed charge coverage ratio is above 1.00:1.00). The minimum fixed charge coverage ratio is applicable only if usage exceeds 90% of the lesser of $500,000,000 and the borrowing capacity derived from the sum of eligible accounts receivable and inventory.

NOTE 7: OPERATING LEASES

Rental expense from continuing operations under nonmineral operating leases for the years ended December 31, exclusive of rental payments made under leases of one month or less, is summarized as follows:

in thousands	2013	2012	2011
Operating Leases
Minimum rentals	$ 40,151	$ 36,951	$ 34,701
Contingent rentals (based principally on usage)	44,111	32,705	29,882
Total	$ 84,262	$ 69,656	$ 64,583

Future minimum operating lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases, as of December 31, 2013 are payable as follows:

in thousands
Future Minimum Operating Lease Payments
2014	$ 28,539
2015	26,903
2016	25,106
2017	22,055
2018	20,129
Thereafter	133,091
Total	$ 255,823

Lease agreements frequently include renewal options and require that we pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements.

Part II	76

NOTE 8: ACCRUED ENVIRONMENTAL REMEDIATION COSTS

Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (primarily measured on an undiscounted basis) as follows:

in thousands	2013	2012
Accrued Environmental Remediation Costs
Continuing operations	$ 5,505	$ 5,666
Retained from former Chemicals business	5,178	5,792
Total	$ 10,683	$ 11,458

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $7,134,000 at December 31, 2013 and $7,299,000 at December 31, 2012. The short-term portion of these accruals is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, Tarmac, and CalMat facilities acquired in 2007, 2000 and 1999, respectively. The balances noted above for Chemicals relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business.

NOTE 9: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes are as follows:

in thousands	2013	2012	2011
Earnings (Loss) from Continuing
Operations before Income Taxes
Domestic	$ (34,239)	$ (134,929)	$ (169,758)
Foreign	30,536	14,511	16,020
Total	$ (3,703)	$ (120,418)	$ (153,738)

Provision for (benefit from) income taxes from continuing operations consists of the following:

in thousands	2013	2012	2011
Provision for (Benefit from) Income Taxes
from Continuing Operations
Current
Federal	$ (3,691)	$ (5,631)	$ 4,424
State and local	7,941	5,271	5,482
Foreign	5,423	2,273	4,412
Total	$ 9,673	$ 1,913	$ 14,318
Deferred
Federal	$ (20,581)	$ (58,497)	$ (76,558)
State and local	(13,542)	(8,464)	(15,397)
Foreign	(9)	(1,444)	(846)
Total	$ (34,132)	$ (68,405)	$ (92,801)
Total benefit	$ (24,459)	$ (66,492)	$ (78,483)

Part II	77

The benefit  from income taxes differs from the amount computed by applying the federal statutory income tax rate to losses from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

dollars in thousands		2013		2012		2011
Income tax benefit at the
federal statutory tax rate of 35%	$ (1,296)	35.0%	$ (42,146)	35.0%	$ (53,809)	35.0%
Provision for (Benefit from)
Income Tax Differences
Statutory depletion	(20,875)	563.7%	(19,608)	16.3%	(18,931)	12.3%
State and local income taxes, net of federal
income tax benefit	(3,641)	98.3%	(2,076)	1.7%	(6,445)	4.2%
Fair market value over tax basis of
charitable contributions	0	0.0%	(2,007)	1.7%	0	0.0%
Undistributed foreign earnings	0	0.0%	0	0.0%	(2,553)	1.7%
Prior year true-up adjustments	1,883	-50.9%	(657)	0.5%	3,115	-2.1%
Other, net	(530)	14.4%	2	0.0%	140	-0.1%
Total income tax benefit/Effective tax rate	$ (24,459)	660.5%	$ (66,492)	55.2%	$ (78,483)	51.0%

Deferred taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in thousands	2013	2012
Deferred Tax Assets Related to
Pensions	$ 24,185	$ 84,869
Other postretirement benefits	35,752	44,030
Asset retirement obligations and
environmental remediation accruals	41,725	40,202
Accounts receivable, principally allowance
for doubtful accounts	1,279	1,910
Deferred compensation, vacation pay
and incentives	108,147	102,048
Interest rate swaps	17,371	19,585
Self-insurance reserves	18,338	18,165
Inventory	8,866	8,011
Federal net operating loss carryforwards	65,420	57,679
State net operating loss carryforwards	53,946	45,929
Valuation allowance on state net operating
loss carryforwards	(46,280)	(38,837)
Foreign tax credit carryforwards	22,410	22,409
Alternative minimum tax credit carryforwards	16,489	15,711
Charitable contribution carryforwards	10,814	9,953
Other	14,775	20,561
Total deferred tax assets	$ 393,237	$ 452,225
Deferred Tax Liabilities Related to
Fixed assets	$ 725,162	$ 754,697
Intangible assets	304,972	295,429
Other	23,755	18,770
Total deferred tax liabilities	$ 1,053,889	$ 1,068,896
Net deferred tax liability	$ 660,652	$ 616,671

Part II	78

The above amounts are reflected in the accompanying Consolidated Balance Sheets as of December 31 as follows:

in thousands	2013	2012
Deferred Income Taxes
Current assets	$ (40,423)	$ (40,696)
Noncurrent liabilities	701,075	657,367
Net deferred tax liability	$ 660,652	$ 616,671

On an annual basis, we perform a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of our deferred tax assets is more likely than not. During each interim period, we update our annual analysis for significant changes in the positive and negative evidence.

As of December 31, 2013,  income tax receivables of $1,073,000 are included in accounts and notes receivable in the accompanying Consolidated Balance Sheet. These receivables relate to prior year state overpayments that we have requested to be refunded. There were similar receivables of $1,500,000 as of December 31, 2012.

Unrecognized tax benefits are discussed in our accounting policy for income taxes (see Note 1, caption Income Taxes). Changes in unrecognized tax benefits for the years ended December 31, are as follows:

in thousands	2013	2012	2011
Unrecognized tax benefits as of January 1	$ 13,550	$ 13,488	$ 28,075
Increases for tax positions related to
Prior years	28	0	389
Current year	845	1,356	913
Decreases for tax positions related to
Prior years	(86)	(43)	(411)
Settlements with taxing authorities	(136)	(1,456)	(15,402)
Expiration of applicable statute of limitations	(2,046)	205	(76)
Unrecognized tax benefits as of December 31	$ 12,155	$ 13,550	$ 13,488

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties recognized as income tax expense (benefit) were $(788,000) in 2013, $218,000 in 2012 and $492,000 in 2011. The balance of accrued interest and penalties included in our liability for unrecognized tax benefits as of December 31 was $2,032,000 in 2013, $2,820,000 in 2012 and $2,602,000 in 2011.

Our unrecognized tax benefits at December 31 in the table above include $7,910,000 in 2013, $9,170,000 in 2012 and $9,205,000 in 2011 that would affect the effective tax rate if recognized.

We are routinely examined by various taxing authorities. By mutual agreement between Vulcan and the IRS, we have extended the statutes of limitations for the examinations of our 2008,  2009 and 2010 federal income tax returns to December 31, 2014. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in U.S. federal, various state and foreign jurisdictions. Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years prior to 2008.

As of December 31, 2011, we  did not recognize deferred income taxes on $56,000,000 of accumulated undistributed earnings from one of our foreign subsidiaries. At that time, we considered such earnings to be indefinitely reinvested. If we were to distribute these earnings in the form of dividends, the distribution would be subject to U.S. income taxes resulting in $19,600,000 of previously unrecognized deferred income taxes. On January 1, 2012, we removed our indefinite reinvestment assertion on future earnings of this foreign subsidiary and began to record deferred income taxes on those earnings.

Part II	79

NOTE 10: BENEFIT PLANS

PENSION PLANS

We sponsor three funded, noncontributory defined benefit pension plans. These plans cover substantially all employees hired prior to July 15, 2007, other than those covered by union-administered plans. Normal retirement age is 65, but the plans contain provisions for earlier retirement. Benefits for the Salaried Plan are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan and the Chemicals Hourly Plan provide benefits equal to a flat dollar amount for each year of service. Effective July 15, 2007, we amended our defined benefit pension plans and our then existing defined contribution 401(k) plans to no longer accept new participants. In December 2013, we amended our defined benefit plans so that future service accruals for salaried pension participants would cease effective December 31, 2013. This amendment included a special transition provision which will allow covered compensation through December 31, 2015 to be considered in the participants’ benefit calculations. The amendment resulted in a curtailment and remeasurement of the salaried and nonqualified pension plans as of May 31, 2013 that reduced our 2013 pension expense by approximately $7,600,000 (net of the one-time curtailment loss noted below) of which $800,000 relates to discontinued operations.

In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. The projected benefit obligation presented in the table below includes $93,600,000 and $92,322,000, respectively, related to these plans for 2013 and 2012.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2013	2012
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 991,338	$ 867,374
Service cost	21,904	22,349
Interest cost	40,995	43,194
Plan amendments [1,2]	(39,443)	1,286
Actuarial (gain) loss	(61,548)	96,222
Benefits paid	(41,546)	(39,087)
Projected benefit obligation at end of year	$ 911,700	$ 991,338
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 683,091	$ 636,648
Actual return on plan assets	110,224	81,021
Employer contribution	4,855	4,509
Benefits paid	(41,546)	(39,087)
Fair value of assets at end of year	$ 756,624	$ 683,091
Funded status	(155,076)	(308,247)
Net amount recognized	$ (155,076)	$ (308,247)
Amounts Recognized in the Consolidated
Balance Sheets
Noncurrent assets	$ 3,056	$ 0
Current liabilities	(11,398)	(5,211)
Noncurrent liabilities	(146,734)	(303,036)
Net amount recognized	$ (155,076)	$ (308,247)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$ 142,173	$ 325,807
Prior service cost (credit)	(168)	1,609
Total amount recognized	$ 142,005	$ 327,416

[1]	The 2013 amendment eliminated future accruals for salaried pension participants effective December 31, 2013.
[2]	The 2012 amendment to the salaried plan was necessary to maintain compliance with IRS nondiscrimination requirements.

The accumulated benefit obligation (ABO) and the projected benefit obligation (PBO) exceeded plan assets for all of our defined benefit plans except the Chemicals Hourly Plan at December 31, 2013 and for all defined benefit plans at December

Part II	80

31, 2012. Assets in the Chemicals Hourly Plan of $91,803,000 exceeded its ABO by $3,919,000 and its PBO by $3,056,000 at December 31, 2013. The ABO for all of our defined benefit pension plans totaled $891,394,000 (unfunded, nonqualified plans of $89,289,000) at December 31, 2013 and $928,059,000 (unfunded, nonqualified plans of $88,643,000) at December 31, 2012.

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

dollars in thousands	2013	2012	2011
Components of Net Periodic Pension
Benefit Cost
Service cost	$ 21,904	$ 22,349	$ 20,762
Interest cost	40,995	43,194	42,383
Expected return on plan assets	(47,425)	(48,780)	(49,480)
Curtailment loss	855	0	0
Amortization of prior service cost	339	274	340
Amortization of actuarial loss	20,429	19,526	11,670
Net periodic pension benefit cost	$ 37,097	$ 36,563	$ 25,675
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial loss (gain)	$ (163,205)	$ 63,981	$ 90,886
Prior service cost (credit)	(583)	1,286	0
Reclassification of actuarial loss to net
periodic pension benefit cost	(20,429)	(19,526)	(11,670)
Reclassification of prior service cost to net
periodic pension benefit cost	(1,194)	(274)	(340)
Amount recognized in other comprehensive
income	$ (185,411)	$ 45,467	$ 78,876
Amount recognized in net periodic pension
benefit cost and other comprehensive
income	$ (148,314)	$ 82,030	$ 104,551
Assumptions
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate	4.33%	4.96%	5.49%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase
(for salary-related plans)	3.50%	3.50%	3.50%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	4.91%	4.19%	4.96%
Rate of compensation increase
(for salary-related plans)	3.50%	3.50%	3.50%

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost during 2014 are $9,983,000 and $187,000 respectively.

Assumptions regarding our expected return on plan assets are based primarily on judgments made by us and the Finance Committee of our Board. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors, and the opinions of market professionals. We base our expected return on long-term investment expectations. The expected return on plan assets used to determine 2013 pension benefit cost was 7.50%.

Part II	81

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

Our current strategy for implementing this policy is to invest in publicly traded equities and in publicly traded debt and private, nonliquid opportunities, such as venture capital, commodities, buyout funds and mezzanine debt. The target allocation ranges for plan assets are as follows: equity securities — 50% to 77%; debt securities — 15% to 27%; specialty investments — 10% to 20%; and cash reserves — 0% to 5%. Equity securities include domestic investments and foreign equities in the Europe, Australia and Far East (EAFE) and International Finance Corporation (IFC) Emerging Market Indices. Debt securities primarily include domestic debt instruments, while specialty investments include investments in venture capital, buyout funds, mezzanine debt, private partnerships and an interest in a commodity index fund.

The fair values of our pension plan assets at December 31, 2013 and 2012 by asset category are as follows:

Fair Value Measurements at December 31, 2013

in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total
Asset Category
Debt securities	$ 0	$ 137,034	$ 0	$ 137,034
Investment funds
Commodity funds	0	23,773	0	23,773
Equity funds	602	490,355	0	490,957
Short-term funds	0	16,378	0	16,378
Venture capital and partnerships	0	0	88,482	88,482
Total pension plan assets	$ 602	$ 667,540	$ 88,482	$ 756,624

[1]	See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

Fair Value Measurements at December 31, 2012

in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total
Asset Category
Debt securities	$ 0	$ 155,874	$ 0	$ 155,874
Investment funds
Commodity funds	0	27,906	0	27,906
Equity funds	4,503	388,499	0	393,002
Short-term funds	8,298	0	0	8,298
Venture capital and partnerships	0	0	98,011	98,011
Total pension plan assets	$ 12,801	$ 572,279	$ 98,011	$ 683,091

[1]	See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

At each measurement date, we estimate the fair value of our pension assets using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our pension assets. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of our pension assets. The following describes the types of investments included in each asset category listed in the tables above and the valuation techniques we used to determine the fair values as of December 31, 2013 and 2012.

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

Part II	82

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

A reconciliation of the fair value measurements of our pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31 is presented below:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

Venture
Capital and
in thousands	Partnerships
Balance at December 31, 2011	$ 106,801
Total gains (losses) for the period	(6,858)
Purchases, sales and settlements, net	15,356
Transfers in (out) of Level 3	(17,288)
Balance at December 31, 2012	$ 98,011
Total gains (losses) for the period	10,581
Purchases, sales and settlements, net	(20,110)
Transfers in (out) of Level 3	0
Balance at December 31, 2013	$ 88,482

Total employer contributions for the pension plans are presented below:

in thousands	Pension
Employer Contributions
2011	$ 4,906
2012	4,509
2013	4,855
2014 (estimated)	15,539

Part II	83

During 2013, 2012 and 2011, we  made no contributions to our qualified pension plans. We do not anticipate contributions will be required to fund the qualified plans during 2014. However, we anticipate making a $4,100,000 discretionary contribution in 2014. For our nonqualified pension plans, we made benefit payments of $4,855,000,  $4,509,000 and $4,906,000  during 2013, 2012 and 2011, respectively, and expect to make payments of $11,400,000 during 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Pension
Estimated Future Benefit Payments
2014	$ 50,147
2015	48,500
2016	50,158
2017	51,407
2018	54,405
2019-2023	286,320

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

Part II	84

A summary of each multiemployer pension plan for which we participate is presented below:

				FIP/RP
		Pension Protection		Status					Expiration
Pension	EIN/Pension	Act Zone Status [1]		Pending/	Vulcan Contributions in thousands			Surcharge	Date/Range of
Fund	Plan Number	2013	2012	Implemented	2013	2012	2011	Imposed	CBAs
A	36-6042061-001	Red	Red	No	$ 137	$ 147	$ 162	Yes	5/31/2013	[3]
									5/31/2015 -
B	36-6052390-001	Green	Green	No	227	418	408	No	1/31/2016
									5/31/2013 -	[3]
C	36-6044243-001	Red	Red	No	183	302	276	Yes	1/31/2016
D	51-6031295-002	Green	Green	No	80	64	52	No	3/31/2014
E	94-6277608-001	Yellow	Yellow	Implemented	252	232	177	No	7/15/2016
									7/31/2014 -
F	52-6074345-001	Red	Red	Implemented	1,018	887	840	No	1/31/2016
G	51-6067400-001	Green	Green	No	201	211	166	No	4/30/2014
H	36-6140097-001	Yellow	Green	No	1,381	1,392	1,543	No	4/30/2014
									7/15/2016 -
I	94-6090764-001	Red	Orange	Implemented	2,489	2,082	1,737	No	9/17/2016
J	95-6032478-001	Red	Red	Implemented	427	391	313	No	9/30/2015
K	36-6155778-001	Red	Red	No	217	216	198	No	4/30/2013	[3]
L [2]	51-6051034-001	Green	Yellow	NA	0	0	24
									3/27/2014 -
M	91-6145047-001	Green	Green	No	968	885	882	No	4/8/2017
Total contributions					$ 7,580	$ 7,227	$ 6,778

A	Automobile Mechanics Local No. 701 Pension Fund	H	Midwest Operating Engineers Pension Trust Fund
B	Central Pension Fund of the IUOE and Participating Employers	I	Operating Engineers Trust Funds - Local 3
C	Central States Southeast and Southwest Areas Pension Plan	J	Operating Engineers Pension Trust Funds - Local 12
D	IAM National Pension Fund	K	Suburban Teamsters of Northern Illinois Pension Plan
E	Laborers Trust Funds for Northern California	L	Teamsters Union No 142 Pension Trust Fund
F	LIUNA National Industrial Pension Fund	M	Western Conference of Teamsters Pension Trust Fund
G	Local 786 Building Material Pension Trust
EIN	Employer Identification Number
FIP	Funding Improvement Plan
RP	Rehabilitation Plan
CBA	Collective Bargaining Agreement
1	The Pension Protection Act of 2006 defines the zone status as follows: Green - healthy, Yellow - endangered, Orange - seriously endangered and Red - critical.
2	All employees covered under this plan were located at operations divested on 9/30/2011.
3	This plan is currently operating under a contract extension.

Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in the three years ended December 31, 2013, 2012 and 2011. Additionally, our contributions to multiemployer postretirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.

As of December 31, 2013, a total of 18% of our domestic hourly labor force was covered by collective bargaining agreements. Of such employees covered by collective bargaining agreements, 12% were covered by agreements that expire in 2014. We also employed 243 union employees in Mexico who are covered by a collective bargaining agreement that will expire in 2014.  None of our union employees in Mexico participate in multiemployer pension plans.

In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2013 and 2012. The accrued costs for the supplemental retirement plan were  $1,328,000 at December 31, 2013 and $1,243,000 at December 31, 2012.

Part II	85

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

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2013	2012
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 113,500	$ 134,926
Service cost	2,830	4,409
Interest cost	3,260	5,851
Plan amendments	0	(38,414)
Actuarial (gain) loss	(20,444)	13,562
Benefits paid	(6,258)	(6,834)
Projected benefit obligation at end of year	$ 92,888	$ 113,500
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 0	$ 0
Actual return on plan assets	0	0
Fair value of assets at end of year	$ 0	$ 0
Funded status	$ (92,888)	$ (113,500)
Net amount recognized	$ (92,888)	$ (113,500)
Amounts Recognized in the Consolidated
Balance Sheets
Current liabilities	$ (9,431)	$ (10,366)
Noncurrent liabilities	(83,457)	(103,134)
Net amount recognized	$ (92,888)	$ (113,500)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$ 16,405	$ 38,221
Prior service credit	(36,319)	(41,182)
Total amount recognized	$ (19,914)	$ (2,961)

Part II	86

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in thousands	2013	2012	2011
Components of Net Periodic Postretirement
Benefit Cost
Service cost	$ 2,830	$ 4,409	$ 4,789
Interest cost	3,260	5,851	6,450
Amortization of prior service credit	(4,863)	(1,372)	(674)
Amortization of actuarial loss	1,372	1,346	1,149
Net periodic postretirement benefit cost	$ 2,599	$ 10,234	$ 11,714
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial (gain) loss	$ (20,444)	$ 13,562	$ (2,853)
Prior service credit	0	(38,414)	0
Reclassification of actuarial loss to net
periodic postretirement benefit cost	(1,372)	(1,346)	(1,149)
Reclassification of prior service credit to net
periodic postretirement benefit cost	4,863	1,372	674
Amount recognized in other comprehensive
income	$ (16,953)	$ (24,826)	$ (3,328)
Amount recognized in net periodic
postretirement benefit cost and other
comprehensive income	$ (14,354)	$ (14,592)	$ 8,386
Assumptions
Assumed Healthcare Cost Trend Rates
at December 31
Healthcare cost trend rate assumed
for next year	7.50%	8.00%	7.50%
Rate to which the cost trend rate gradually
declines	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is
assumed to maintain	2019	2019	2017
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate	3.30%	4.60%	4.95%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	4.10%	3.30%	4.60%

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during 2014 are $634,000 and $(4,853,000), respectively.

Total employer contributions for the postretirement plans are presented below:

in thousands	Postretirement
Employer Contributions
2011	$ 7,176
2012	6,834
2013	6,258
2014 (estimated)	9,431

Part II	87

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Postretirement
Estimated Future Benefit Payments
2014	$ 9,431
2015	9,662
2016	9,605
2017	9,464
2018	9,417
2019–2023	40,429

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in thousands	Postretirement
Participants Contributions
2011	$ 1,933
2012	1,901
2013	2,022

PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS

Each year we review our assumptions about the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2013, the discount rates for our various plans ranged from 3.80% to 5.15% (December 31, 2012 ranged from 3.05% to 4.35%).

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2013, the expected return on plan assets remained at 7.50%.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2013, our projected weighted-average rate of compensation increase remains at 3.50%.

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2013, our assumed rate of increase in the per capita cost of covered healthcare benefits remained at 7.50% for 2014, decreasing each year until reaching 5.00% in 2019 and remaining level thereafter.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

	One-percentage-point	One-percentage-point
in thousands	Increase	Decrease
Effect on total of service and interest cost	$ 1,977	$ (1,905)
Effect on postretirement benefit obligation	175	(170)

DEFINED CONTRIBUTION PLANS

We sponsor three defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Expense recognized in connection with these plans totaled $21,416,000 in 2013, $18,460,000 in 2012 and $16,057,000 in 2011.

Part II	88

NOTE 11: INCENTIVE PLANS

SHARE-BASED COMPENSATION PLANS

Our 2006 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 11,900,000.

PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of the number of units awarded on the date of grant.  Payment is based upon our Total Shareholder Return (TSR) performance relative to the TSR performance of the S&P 500®. Awards granted prior to 2011 vest on December 31 of the third year after date of grant. Awards granted in 2011 and beyond vest on December 31 of the fourth year after date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to these awards amounted to $16,159,000 in 2013, $12,151,000 in 2012 and $8,879,000 in 2011.

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2013:

	Target	Weighted-average
	Number	Grant Date
	of Shares	Fair Value
Performance Shares
Nonvested at January 1, 2013	836,366	$ 43.21
Granted	310,610	53.65
Vested	0	0.00
Canceled/forfeited	(26,780)	45.91
Nonvested at December 31, 2013	1,120,196	$ 46.03

During 2012 and 2011, the weighted-average grant date fair value of performance shares granted was $46.22 and $39.38, respectively.

The aggregate values for distributed performance share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed performance shares for the years ended December 31 are as follows:

in thousands	2013	2012	2011
Aggregate value of distributed
performance shares	$ 9,286	$ 493	$ 2,548

In addition to the performances shares granted in 2013 as noted above, we granted 60,000 restricted shares in December to certain key executives. These shares vest ratably over four years and had a grant date fair value of $54.35.

Part II	89

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

	2013	2012	[1]	2011
SOSARs
Fair value	$ 16.96	N/A		$ 10.51
Risk-free interest rate	1.40%	N/A		2.27%
Dividend yield	1.72%	N/A		1.95%
Volatility	33.00%	N/A		31.57%
Expected term	8.00 years	N/A		7.75 years

[1]	No SOSARs were granted in 2012.

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

A summary of our stock option/SOSAR activity as of December 31, 2013 and changes during the year are presented below:

			Weighted-average
			Remaining	Aggregate
	Number	Weighted-average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Life (Years)	(in thousands)
Stock Options/SOSARs
Outstanding at January 1, 2013	5,390,607	$ 57.73
Granted	247,790	55.39
Exercised	(419,045)	45.68
Forfeited or expired	(20,606)	57.98
Outstanding at December 31, 2013	5,198,746	$ 58.59	4.09	$ 39,799
Vested and expected to vest	5,159,177	$ 58.71	4.06	$ 39,134
Exercisable at December 31, 2013	4,747,470	$ 59.64	3.69	$ 34,520

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options/SOSARs) that would have been received by the option holders had all options/SOSARs been exercised on December 31, 2013. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options/SOSARs exercised for the years ended December 31 are as follows:

in thousands	2013	2012	2011
Aggregate intrinsic value of options/
SOSARs exercised	$ 4,563	$ 5,674	$ 164

Part II	90

To the extent the tax deductions exceed compensation cost recorded, the tax benefit is reflected as a component of equity in our Consolidated Balance Sheets. The following table presents cash and stock consideration received and tax benefit realized from stock option/SOSAR exercises and compensation cost recorded referable to stock options/SOSARs for the years ended December 31:

in thousands	2013	2012	2011
Stock Options/SOSARs
Cash and stock consideration received
from exercises	$ 17,156	$ 15,787	$ 3,596
Tax benefit from exercises	1,770	2,202	66
Compensation cost	3,936	2,966	7,968

CASH-BASED COMPENSATION PLANS

We have incentive plans under which cash awards may be made annually to officers and key employees. Expense provisions referable to these plans amounted to $19,540,000 in 2013, $16,118,000 in 2012 and $6,938,000 in 2011.

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have commitments in the form of unconditional purchase obligations as of December 31, 2013. These include commitments for the purchase of property, plant & equipment of $5,813,000 and commitments for noncapital purchases of $75,052,000. These commitments are due as follows:

Unconditional
Purchase
in thousands	Obligations
Property, Plant & Equipment
2014	$ 5,813
Thereafter	0
Total	$ 5,813
Noncapital
2014	$ 27,991
2015–2016	30,315
2017–2018	9,380
Thereafter	7,366
Total	$ 75,052

Expenditures under the noncapital purchase commitments totaled $83,699,000 in 2013, $83,599,000 in 2012 and $89,407,000 in 2011.

We have commitments in the form of minimum royalties under mineral leases as of December 31, 2013 in the amount of $185,868,000, due as follows:

Mineral
in thousands	Leases
Mineral Royalties
2014	$ 17,142
2015–2016	26,425
2017–2018	18,551
Thereafter	123,750
Total	$ 185,868

Expenditures for mineral royalties under mineral leases totaled $53,768,000 in 2013, $46,007,000 in 2012 and $45,690,000 in 2011.

Part II	91

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 1 under the caption Deferred Revenue. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our letters of credit are issued by banks that participate in our $500,000,000 line of credit, and reduce the borrowing capacity thereunder. We pay a fee for all letters of credit equal to the LIBOR margin (ranges from 1.50% to 2.00%) applicable to borrowings under the line of credit, plus 0.125%.  Our standby letters of credit as of December 31, 2013 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 32,839
Industrial revenue bond	14,230
Reclamation/restoration requirements	6,324
Total	$ 53,393

As described in Note 9, our liability for unrecognized tax benefits is $12,155,000 as of December 31, 2013.

In September 2001, we were named a defendant in a suit brought by the Illinois Department of Transportation (IDOT) alleging damage to a 0.9-mile section of Joliet Road that bisects our McCook quarry in McCook, Illinois, a Chicago suburb. In 2010, we settled this lawsuit for $40,000,000 and recognized the full charge pending arbitration with our insurers. In 2011, we were awarded a total of $49,657,000 in payment of the insurers’ share of the settlement amount, attorneys' fees and interest.

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

We have received notices from the United States Environmental Protection Agency (EPA) or similar state or local agencies that we are considered a potentially responsible party (PRP) at a limited number of sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state and local environmental laws. Generally we share the cost of remediation at these sites with other PRPs or alleged PRPs in accordance with negotiated or prescribed allocations. There is inherent uncertainty in determining the potential cost of remediating a given site and in determining any individual party's share in that cost. As a result, estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, remediation methods, other PRPs and their probable level of involvement, and actions by or against governmental agencies or private parties.

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

Part II	92

PERCHLOROETHYLENE CASES

We are a defendant in  a case involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. We are vigorously defending this case:

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

LOWER PASSAIC RIVER MATTER

▪

NJDEP LITIGATION — In 2009, Vulcan and over 300 other parties were named as third-party defendants in New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., a case originally brought by the New Jersey Department of Environmental Protection (NJDEP) in the New Jersey Superior Court. Vulcan was brought into the suit due to alleged discharges to the lower Passaic River (River) from the former Chemicals Division - Newark Plant. Vulcan owned and operated this site as a chloralkali plant from 1961-1974. In 1974, we sold the plant, although we continued to operate the plant for one additional year. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief. All defendants, with the exception of Occidental Chemical Corporation, have reached a settlement agreement with the plaintiffs, which has been approved by the court. Since this matter has been settled, we will not report on it further.

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

Part II	93

OTHER LITIGATION

▪

TEXAS BRINE MATTER — During the operation of its former Chemicals Division, Vulcan was the lessee to a salt lease from 1976 – 2005 in an underground salt dome formation in Assumption Parish, Louisiana. The Texas Brine Company operated this salt mine for the account of Vulcan. Vulcan sold its Chemicals Division in 2005 and assigned the lease to the purchaser, and Vulcan has had no association with the leased premises or Texas Brine Company since that time. In August 2012, a sinkhole developed near the salt dome and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were also filed in August 2012 in federal court in the Eastern District of Louisiana in New Orleans. There are numerous defendants to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by the Texas Brine Company. Vulcan has since been added as a direct and third-party defendant by other parties, including a direct claim by the State of Louisiana. The damages alleged in the litigation range from individual plaintiffs’ claims for property damage, to the State of Louisiana’s claim for response costs, to claims for indemnity and contribution from Texas Brine. It is alleged that Vulcan was negligent as a lessee under the salt lease, that Vulcan breached the salt lease, and that Vulcan breached an operating agreement with Texas Brine.

Vulcan denies any liability in this matter and will vigorously defend the litigation. We cannot reasonably estimate any liability related to this matter.

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

NOTE 13: EQUITY

Our capital stock consists solely of common stock, par value $1.00 per share. Holders of our common stock are entitled to one vote per share. Our Certificate of Incorporation also authorizes preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by our Board of Directors upon any issuance of preferred shares in accordance with our Certificate of Incorporation.

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

We periodically issue shares of common stock to the trustee of our 401(k) savings and retirement plan to satisfy the plan participants' elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were as follows:

▪	2013 — issued 71,208 shares for cash proceeds of $3,821,000
▪	2012 — issued no shares
▪	2011 — issued 110,881 shares for cash proceeds of $4,745,000

During 2012, we reclassified the $10,764,000 stock election portion of our directors deferred compensation obligation from liability (current and noncurrent) to equity (capital in excess of par). The participants’ elections are irrevocable and the stock component must be settled in shares of our common stock.

There were no shares held in treasury as of December 31, 2013, 2012 and 2011 and no shares purchased during any of these three years. As of December 31, 2013,  3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

Part II	94

NOTE 14: OTHER COMPREHENSIVE INCOME

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, at December 31, are as follows:

in thousands	2013	2012	2011
AOCI
Cash flow hedges	$ (25,178)	$ (28,170)	$ (31,986)
Pension and postretirement plans	(74,453)	(197,347)	(184,858)
Total	$ (99,631)	$ (225,517)	$ (216,844)

Changes in AOCI, net of tax, are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2010	$ (39,137)	$ (138,202)	$ (177,339)
Other comprehensive income (loss)
before reclassifications	0	(54,366)	(54,366)
Amounts reclassified from AOCI	7,151	7,710	14,861
Net current year OCI changes	7,151	(46,656)	(39,505)
Balance as of December 31, 2011	$ (31,986)	$ (184,858)	$ (216,844)
Other comprehensive income (loss)
before reclassifications	0	(24,454)	(24,454)
Amounts reclassified from AOCI	3,816	11,965	15,781
Net current year OCI changes	3,816	(12,489)	(8,673)
Balance as of December 31, 2012	$ (28,170)	$ (197,347)	$ (225,517)
Other comprehensive income (loss)
before reclassifications	0	111,883	111,883
Amounts reclassified from AOCI	2,992	11,011	14,003
Net current year OCI changes	2,992	122,894	125,886
Balance as of December 31, 2013	$ (25,178)	$ (74,453)	$ (99,631)

Amounts reclassified from AOCI to earnings, are as follows:

in thousands	2013	2012	2011
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 5,077	$ 6,314	$ 11,657
Benefit from income taxes	(2,085)	(2,498)	(4,506)
Total	$ 2,992	$ 3,816	$ 7,151
Amortization of Pension and Postretirement Plan
Actuarial Loss and Prior Service Cost [1]
Cost of goods sold	$ 14,516	$ 15,665	$ 9,458
Selling, administrative and general expenses	3,616	4,109	3,027
Benefit from income taxes	(7,121)	(7,809)	(4,775)
Total	$ 11,011	$ 11,965	$ 7,710
Total reclassifications from AOCI to earnings	$ 14,003	$ 15,781	$ 14,861

[1]	See Note 10 for a breakdown of the 2013 reclassifications among the curtailment loss and amortization of actuarial loss and prior service cost.

Part II	95

NOTE 15: SEGMENT REPORTING

We have four operating (and reporting) segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement.

The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services (transportation and other). During 2013, the Aggregates segment principally served markets in eighteen states, the District of Columbia, the Bahamas and Mexico with a full line of aggregates, and eleven additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic net sales were $12,339,000 in 2013, $14,733,000 in 2012 and $16,678,000 in 2011.

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

The vast majority of our activities are domestic. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $140,504,000 in 2013, $138,415,000 in 2012 and $142,988,000 in 2011.  Equity method investments of $22,962,000 in 2013, $22,965,000 in 2012 and $22,876,000 in 2011 are included below in the identifiable assets for the Aggregates segment.

Part II	96

SEGMENT FINANCIAL DISCLOSURE

in millions	2013	2012	2011
Total Revenues
Aggregates
Segment revenues	$ 1,899.0	$ 1,729.4	$ 1,734.0
Intersegment sales	(185.4)	(148.2)	(142.6)
Net sales	$ 1,713.6	$ 1,581.2	$ 1,591.4
Concrete
Segment revenues	$ 471.7	$ 406.4	$ 374.7
Net sales	$ 471.7	$ 406.4	$ 374.7
Asphalt Mix
Segment revenues	$ 393.4	$ 378.1	$ 399.0
Net sales	$ 393.4	$ 378.1	$ 399.0
Cement
Segment revenues	$ 97.3	$ 84.6	$ 71.9
Intersegment sales	(47.3)	(39.1)	(30.1)
Net sales	$ 50.0	$ 45.5	$ 41.8
Totals
Net sales	$ 2,628.7	$ 2,411.2	$ 2,406.9
Delivery revenues	142.0	156.1	157.7
Total revenues	$ 2,770.7	$ 2,567.3	$ 2,564.6
Gross Profit
Aggregates	$ 413.3	$ 352.1	$ 306.2
Concrete	(24.8)	(38.2)	(43.4)
Asphalt Mix	32.7	22.9	25.6
Cement	5.7	(2.8)	(4.5)
Total	$ 426.9	$ 334.0	$ 283.9
Depreciation, Depletion, Accretion and Amortization (DDA&A)
Aggregates	$ 224.8	$ 240.7	$ 267.0
Concrete	33.0	41.3	47.7
Asphalt Mix	8.7	8.7	7.7
Cement	18.1	18.1	17.8
Other	22.5	23.2	21.5
Total	$ 307.1	$ 332.0	$ 361.7
Capital Expenditures
Aggregates	$ 253.0	$ 77.0	$ 67.6
Concrete	13.1	9.2	6.3
Asphalt Mix	17.1	7.2	16.1
Cement	0.2	1.2	3.2
Corporate	1.2	1.2	4.7
Total	$ 284.6	$ 95.8	$ 97.9
Identifiable Assets [1]
Aggregates	$ 7,006.7	$ 6,717.3	$ 6,837.0
Concrete	370.1	412.3	461.1
Asphalt Mix	195.0	218.9	234.9
Cement	413.3	398.1	417.8
Total identifiable assets	7,985.1	7,746.6	7,950.8
General corporate assets	80.3	104.5	122.7
Cash items	193.7	275.5	155.8
Total assets	$ 8,259.1	$ 8,126.6	$ 8,229.3

[1]

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Part II	97

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in thousands	2013	2012	2011
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 196,794	$ 207,745	$ 205,088
Income taxes	30,938	20,374	(29,874)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property,
plant & equipment	$ 18,864	$ 9,627	$ 7,226
Fair value of noncash assets and
liabilities exchanged	0	0	25,994
Amounts referable to business acquisitions
Liabilities assumed	232	0	13,912
Fair value of equity consideration	0	0	18,529

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the years ended December 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

in thousands	2013	2012	2011
ARO Operating Costs
Accretion	$ 10,685	$ 7,956	$ 8,195
Depreciation	3,527	5,599	7,242
Total	$ 14,212	$ 13,555	$ 15,437

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs for the years ended December 31 are as follows:

in thousands	2013	2012
Asset Retirement Obligations
Balance at beginning of year	$ 150,072	$ 153,979
Liabilities incurred	69,111	127
Liabilities settled	(16,203)	(2,993)
Accretion expense	10,685	7,956
Revisions up (down), net	14,569	(8,997)
Balance at end of year	$ 228,234	$ 150,072

Part II	98

The ARO liabilities incurred during 2013 relate primarily to reclamation activities required under a new development agreement and a conditional use permit at an aggregates facility on owned property in Southern California. The reclamation requirements at this property will result in the restoration and development of mined property into a 90 acre tract suitable for commercial and retail development. Upward revisions to our ARO liability during 2013 are largely attributable to an adjacent aggregates facility on owned property. The estimated cost to fill and compact the property increased and the estimated settlement date decreased resulting in an upward revision to the ARO.

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

GOODWILL

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and other intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the years ended December 31, 2013,  2012 and 2011.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2013,  2012 and 2011 are summarized below:

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Goodwill, Gross Carrying Amount
Total as of December 31, 2011	$ 2,995,083	$ 0	$ 91,633	$ 252,664	$ 3,339,380
Total as of December 31, 2012	$ 2,995,083	$ 0	$ 91,633	$ 252,664	$ 3,339,380
Goodwill of divested businesses [1]	(5,195)	0	0	0	(5,195)
Total as of December 31, 2013	$ 2,989,888	$ 0	$ 91,633	$ 252,664	$ 3,334,185
Goodwill, Accumulated Impairment Losses
Total as of December 31, 2011	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Total as of December 31, 2012	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Total as of December 31, 2013	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2011	$ 2,995,083	$ 0	$ 91,633	$ 0	$ 3,086,716
Total as of December 31, 2012	$ 2,995,083	$ 0	$ 91,633	$ 0	$ 3,086,716
Total as of December 31, 2013	$ 2,989,888	$ 0	$ 91,633	$ 0	$ 3,081,521

[1]	The goodwill of divested businesses relates to the 2013 divestitures discussed in Note 19.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Part II	99

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

See Note 19 for the details of the intangible assets acquired in business acquisitions during 2013 and 2012.  Amortization of finite-lived intangible assets is computed based on the estimated life of the intangible assets. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-production method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no charges for impairment of intangible assets in the years ended December 31, 2013,  2012 and 2011.

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 are summarized below:

in thousands	2013	2012
Gross Carrying Amount
Contractual rights in place	$ 649,506	$ 640,450
Noncompetition agreements	1,200	1,450
Favorable lease agreements	16,677	16,677
Permitting, permitting compliance and zoning rights	88,113	82,596
Customer relationships	14,393	14,493
Trade names and trademarks	5,006	5,006
Other	2,014	3,711
Total gross carrying amount	$ 776,909	$ 764,383
Accumulated Amortization
Contractual rights in place	$ (49,000)	$ (42,470)
Noncompetition agreements	(925)	(985)
Favorable lease agreements	(3,053)	(2,584)
Permitting, permitting compliance and zoning rights	(16,461)	(14,625)
Customer relationships	(7,275)	(5,927)
Trade names and trademarks	(2,587)	(2,044)
Other	(30)	(3,216)
Total accumulated amortization	$ (79,331)	$ (71,851)
Total Intangible Assets Subject to Amortization, net	$ 697,578	$ 692,532
Intangible Assets with Indefinite Lives	0	0
Total Intangible Assets, net	$ 697,578	$ 692,532
Amortization Expense for the Year	$ 11,732	$ 11,869

Estimated amortization expense for the five years subsequent to December 31, 2013  is as follows:

in thousands
Estimated Amortization Expense for Five Subsequent Years
2014	$ 12,994
2015	12,870
2016	13,173
2017	13,785
2018	14,347

Part II	100

NOTE 19: ACQUISITIONS AND DIVESTITURES

2013 ACQUISITIONS, DIVESTITURES AND PENDING DIVESTITURES

In 2013, we acquired:

▪	land containing 136 million tons of aggregates reserves at an existing quarry for $117,000,000. We previously operated this quarry under a lease which was scheduled to expire in 2017
▪

one aggregates production facility and four ready-mixed concrete facilities for $29,983,000. As a result, we recognized $5,425,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 50 years and will be deductible for income tax purposes over 15 years

▪

two aggregates production facilities for $59,968,000. After finalizing the purchase price allocation, we recognized $3,620,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 20 years and will be deductible for income tax purposes over 15 years

In 2013, we sold:

▪	mitigation credits for net pretax cash proceeds of $1,463,000 resulting in a pretax gain of $1,377,000
▪	reclaimed land associated with a former site of a ready-mixed concrete facility for net pretax cash proceeds of $11,261,000 resulting in a pretax gain of $9,027,000
▪

a percentage of the future production from aggregates reserves at certain owned quarries. The sale was structured as a volumetric production payment (VPP) for which we received gross cash proceeds of $154,000,000 and incurred transaction costs of $905,000.  The net proceeds were recorded as deferred revenue and are amortized on a unit-of-sales basis to revenues over the term of the VPP. See Note 1, caption Deferred Revenue, for the key terms of the VPP

▪

four aggregates production facilities for net pretax cash proceeds of $34,743,000 resulting in a pretax gain of $21,183,000. We allocated $4,521,000 of goodwill to these dispositions based on the relative fair values of the businesses disposed of and the portion of the reporting unit retained. Additionally, the dispositions of these facilities will likely result in a partial withdrawal from one of our multiemployer pension plans; therefore, we recognized a $4,000,000 liability related to this plan

▪

one aggregates production facility and its related replacement reserve land for net pretax cash proceeds of $5,133,000 resulting in a pretax gain of $2,802,000. We allocated $674,000 of goodwill to this disposition based on the relative fair value of the business disposed of and the portion of the reporting unit retained

▪	equipment and other personal property from two idled prestress concrete production facilities for net pretax cash proceeds of $622,000 resulting in a pretax gain of $457,000

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

Pending divestiture (Aggregates segment — a previously mined and subsequently reclaimed tract of land) is presented in the accompanying Consolidated Balance Sheet as of December 31, 2013 as assets held for sale. We expect the sale to occur during 2014.  Likewise, pending divestitures as of December 31, 2012 (Aggregates segment — a  previously mined and subsequently reclaimed tract of land, an aggregates production facility and its related replacement reserve land, and Concrete segment — reclaimed land associated with a former site of a ready-mixed concrete facility) are presented in the accompanying Consolidated Balance Sheet as of December 31, 2012 as assets held for sale and liabilities of assets held for

Part II	101

sale. The major classes of assets and liabilities of assets classified as held for sale as of December 31 are as follows:

in thousands	2013	2012
Held for Sale
Current assets	$ 0	$ 809
Property, plant & equipment, net	10,559	14,274
Total assets held for sale	$ 10,559	$ 15,083
Noncurrent liabilities	$ 0	$ 801
Total liabilities of assets held for sale	$ 0	$ 801

2012 DIVESTITURES

In 2012, we sold:

▪	two tracts of land totaling approximately 148 acres for net pretax cash proceeds of $57,690,000 resulting in a pretax gain of $41,155,000
▪	an aggregates production facility including approximately 197 acres of land for net pretax cash proceeds of $10,476,000 resulting in a pretax gain of UPD
▪

a percentage of the future production from aggregates reserves at certain owned and leased quarries. The sale was structured as a VPP for which we received gross cash proceeds of $75,200,000 and incurred transactions costs of $1,617,000.  The net proceeds were recorded as deferred revenue and are amortized on a unit-of-sales basis to revenues over the term of the VPP. See Note 1, caption Deferred Revenue, for the key terms of the VPP

▪	mitigation credits for net pretax cash proceeds of $13,469,000 resulting in a pretax gain of $12,342,000
▪	real estate for net pretax cash proceeds of $9,691,000 resulting in a pretax gain of $5,979,000

2011 ACQUISITIONS AND DIVESTITURES

In 2011, we consummated a transaction resulting in an exchange of assets.

We acquired:

▪	three aggregates facilities and one distribution yard

In return, we divested:

▪	two aggregates facilities, one asphalt mix facility, two ready-mixed concrete facilities, one recycling operation and undeveloped real property

Total consideration for the acquired assets of $35,406,000 included the fair value of the divested assets plus $10,000,000 cash paid. We recognized a gain of $587,000, net of transaction costs of $531,000, based on the fair value of the divested assets.

Additionally in 2011, we acquired:

▪

ten ready-mixed concrete facilities for 432,407 shares of common stock valued at the closing date price of $42.85 per share (total consideration of $18,529,000 net of acquired cash). We issued 372,992 shares to the seller at closing and retained the remaining shares to fulfill certain working capital adjustments and indemnification obligations. We issued an additional 60,855 shares (including shares accrued for dividends) of common stock to the seller as the final payment during 2012. As a result of this acquisition, we recognized $6,419,000 of amortizable intangible assets, none of which is deductible for income tax purposes. The amortizable intangible assets consist of contractual rights in place and will be amortized over an estimated weighted-average period of 20 years

Additionally in 2011, we sold:

▪

four aggregates facilities for net cash proceeds at closing of $61,774,000 and a receivable of $2,400,000 resulting in a pretax gain of $39,659,000. The book value of the divested operations included $10,300,000 of goodwill based on the relative fair value of the divested operations as compared to the relative fair value of the retained portion of the reporting unit

Part II	102

NOTE 20: UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2013 and 2012:

	2013
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Net sales	$ 504,554	$ 696,078	$ 775,183	$ 652,881
Total revenues	538,162	738,733	813,568	680,246
Gross profit	17,655	132,895	158,983	117,347
Operating earnings (loss) [1]	(50,058)	86,866	99,767	53,829
Earnings (loss) from continuing operations [1]	(61,619)	30,128	42,150	10,097
Net earnings (loss) [1]	(54,836)	28,772	41,363	9,083
Basic earnings (loss) per share from continuing operations	$ (0.47)	$ 0.23	$ 0.32	$ 0.08
Diluted earnings (loss) per share from continuing operations	$ (0.47)	$ 0.23	$ 0.32	$ 0.08
Basic net earnings (loss) per share	$ (0.42)	$ 0.22	$ 0.32	$ 0.07
Diluted net earnings (loss) per share	$ (0.42)	$ 0.22	$ 0.31	$ 0.07

[1]	Includes restructuring costs as described in Note 1, as follows (in thousands): Q1 $1,509, Q2 $0, Q3 $0 and Q4 $0.

	2012
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Net sales	$ 499,851	$ 648,890	$ 687,616	$ 574,886
Total revenues	535,882	694,136	728,861	608,431
Gross profit	21,958	105,939	126,923	79,206
Operating earnings (loss) [1,2]	(46,279)	19,662	55,866	55,532
Earnings (loss) from continuing operations [1,2]	(57,050)	(16,985)	15,621	4,488
Net earnings (loss) [1,2]	(52,053)	(18,283)	14,260	3,483
Basic earnings (loss) per share from continuing operations	$ (0.44)	$ (0.13)	$ 0.12	$ 0.03
Diluted earnings (loss) per share from continuing operations	$ (0.44)	$ (0.13)	$ 0.12	$ 0.03
Basic net earnings (loss) per share	$ (0.40)	$ (0.14)	$ 0.11	$ 0.03
Diluted net earnings (loss) per share	$ (0.40)	$ (0.14)	$ 0.11	$ 0.03

[1]	Includes exchange offer costs as described in Note 1, as follows (in thousands): Q1 $10,065, Q2 $32,060, Q3 $1,206 and Q4 $49.
[2]	Includes restructuring costs as described in Note 1, as follows (in thousands): Q1 $1,411, Q2 $4,551, Q3 $3,056 and Q4 $539.

Part II	103

NOTE 21: SUBSEQUENT EVENTS

On January 23, 2014, we entered into an agreement to sell our cement and concrete businesses in the Florida area to Cementos Argos for gross cash proceeds of $720,000,000. We will retain all of our aggregates operations in Florida. As part of the transaction, we have entered into a separate supply agreement to provide aggregates to the divested facilities, at market prices, for a period of 20 years. We will retain our Cement segment’s calcium operation in Brooksville, Florida, as well as real estate associated with certain former ready-mixed concrete facilities. As a result of our continuing involvement (supply agreement) and the retained assets, we will not report the dispositions as discontinued operations. The transaction, which is subject to regulatory approval under the Hart-Scott-Rodino Act and customary closing conditions, is expected to close in the first quarter of 2014.

Concurrent with the announcement of the transaction with Cementos Argos, we initiated a tender offer to purchase $500,000,000 of outstanding debt. Based on the results as of the early tender date, the expected note purchases are denominated as follows; $375,000,000 of 6.50% notes due in 2016 and $125,000,000 of 6.40% notes due in 2017. The tender offer is expected to settle in the first quarter of 2014 and is contingent on closing the transaction with Cementos Argos.

Part II	104

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d -15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We are in the process of replacing our legacy information technology systems and have completed the implementation of our financial reporting software, which is a major component of the replacement. In addition, we have substantially completed implementation of our quote to cash software system, which is another significant component of the replacement. The new information technology systems are the source of most of the information presented in this Annual Report on Form 10-K. We are continuing to work toward the full implementation of the quote to cash system and expect the implementation to be completed during the third quarter of 2014.

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the fourth quarter of 2013.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under management's supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. Deloitte & Touche LLP's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

Part II	105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the internal control over financial reporting of Vulcan Materials Company and its subsidiary companies (the "Company") as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

Birmingham, Alabama
February 26, 2014

Part II	106

ITEM 9B

OTHER INFORMATION

None.

Part II	107

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On or about March 28,  2014, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our "2014 Proxy Statement"). The information under the headings "Proposal 1 - Election of Directors," "Corporate Governance of our Company and Practices of our Board of Directors," and "General Information - Section 16(a) Beneficial Ownership Reporting Compliance" included in the 2014 Proxy Statement is incorporated herein by reference. See also the information set forth above in Part I, Item I "Business" of this report.

ITEM 11

EXECUTIVE COMPENSATION

The information under the headings "Compensation Discussion and Analysis," "Director Compensation," "Executive Compensation," “Corporate Governance of our Company and Practices of our Board of Directors,” and “Compensation Committee Report” included in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information under the headings "Security Ownership of Certain Beneficial Owners and Management," "Equity Compensation Plans" and "Payment Upon Termination and Change in Control" included in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings "Corporate Governance of our Company and Practices of our Board of Directors" included in our 2014 Proxy Statement is hereby incorporated by reference.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this section is incorporated by reference from the information under the heading entitled "Independent Registered Public Accounting Firm" in our 2014 Proxy Statement.

Part III	108

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2014.

VULCAN MATERIALS COMPANY
By Donald M. James Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Donald M. James	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014
John R. McPherson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2014
______________________________________________ Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 26, 2014

The following directors:

Phillip W. Farmer

H. Allen Franklin

Ann McLaughlin Korologos

Douglas J. McGregor

Richard T. O'Brien

James T. Prokopanko

Donald B. Rice

Lee J. Styslinger, III

Vincent J. Trosino

Kathleen Wilson-Thompson

Director Director Director Director Director Director Director Director Director Director

Michael R. Mills Attorney-in-Fact		February 26, 2014

Signatures	110

EXHIBIT INDEX

Exhibit 2

Asset Purchase Agreement dated January 23, 2014, among Florida Rock Industries, Inc., Florida Cement, Inc., Argos Cement LLC and Argos Ready Mix, with the Company and Cementos Argos S.A. as Guarantors, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2014 [1]

Exhibit 3(a)	Certificate of Incorporation (Restated 2007) of the Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007 [1]
Exhibit 3(b)	Amended and Restated By-Laws of the Company filed as Exhibit 3(b) to the Company’s Current Report on Form 8-K on March 19, 2013 [1]
Exhibit 4(a)

Supplemental Indenture No. 1, dated as of November 16, 2007, among the Company, Legacy Vulcan Corp. and The Bank of New York Trust Company, N.A., as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 21, 2007 [1]

Exhibit 4(b)

Senior Debt Indenture, dated as of December 11, 2007, between the Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 11, 2007 [1]

Exhibit 4(c)

First Supplemental Indenture, dated as of December 11, 2007, between Vulcan Materials Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture, dated as of December 11, 2007, between the Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on December 11, 2007 [1]

Exhibit 4(d)

Second Supplemental Indenture, dated June 20, 2008 between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 20, 2008 [1]

Exhibit 4(e)

Third Supplemental Indenture, dated February 3, 2009, between the Company and Wilmington Trust Company, as Trustee, to that certain Senior Debt Indenture dated as of December 11, 2007 filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K filed on March 2, 2009 [1]

Exhibit 4(f)

Indenture, dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284) [1]

Exhibit 10(a)

Underwriting Agreement, dated June 11, 2009, among the Company and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein filed as Exhibit 1.1 to the Company’s Report on Form 8-K filed on June 17, 2009 [1]

Exhibit 10(b)

Underwriting Agreement, dated June 17, 2008, among the Company and Banc of America Securities, LLC, Goldman, Sachs & Co., J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC as Representatives of several underwriters named therein filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on June 20, 2008 [1]

Exhibit 10(c)

Credit Agreement, dated as of December 15, 2011, among the Company and SunTrust Bank as administrative agent, and the Lenders and other parties named therein filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 20, 2011 [1]

Exhibit 10(d)

Amendment No. 1 to Credit Agreement, dated as of January 27, 2012, among the Company and SunTrust Bank, as administrative agent, and the Lenders and other parties named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2012 [1]

Exhibit 10(e)	Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(f)	Amendment No. 1 to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10.1 to its Current Report on Form 8-K on January 7, 2014 [1,2]

E-1

Exhibit 10(g)	Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(h)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006 [1,2]
Exhibit 10(i)	Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix A to the Company's 2011 Proxy Statement on Schedule 14A filed March 31, 2011 [1,2]
Exhibit 10(j)

Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company dated February 9, 2012, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 9, 2012

Exhibit 10(k)	Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 [1,2]
Exhibit 10(l)	Restricted Stock Plan for Nonemployee Directors of the Company, as amended, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(m)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(n)	Form of Change of Control Employment Agreement (Double Trigger) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2008 [1,2]
Exhibit 10(o)

Change of Control and Noncompetition Agreement between the Company and John R. McPherson dated October 7, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011 [1,2]

Exhibit 10(p)	Waiver Agreement to Change of Control Employment Agreement of Donald M. James dated April 29, 2013, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013 [1,2]
Exhibit 10(q)	Waiver Agreement to Change of Control Employment Agreement of J. Thomas Hill dated December 20, 2013, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013 [1,2]
Exhibit 10(r)	Waiver Agreement to Change of Control Employment Agreement of Michael R. Mills dated December 20, 2013, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2013 [1,2]
Exhibit 10(s)

Waiver Agreement to Change of Control Employment Agreement of Danny R. Shepherd dated December 20, 2013, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2013 [1,2]

Exhibit 10(t)

Waiver Agreement to Change of Control Employment Agreement of Daniel F. Sansone dated December 20, 2013, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2013 [1,2]

Exhibit 10(u)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(v)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001 [1,2]
Exhibit 10(w)	Form of Stock Option Agreement filed as Exhibit 10(o) to Legacy Vulcan Corp.’s Report on Form 8-K filed on December 20, 2005 [1,2]
Exhibit 10(x)	Form of Director Deferred Stock Unit Agreement filed as Exhibit 10.9 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(y)	Form of Performance Share Unit Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2010 [1,2]

E-2

Exhibit 10(z)	Form of Performance Share Unit Agreement (2012) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2012 [1,2]
Exhibit 10(aa)	Form of Stock-Only Stock Appreciation Rights Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed on February 26, 2007 [1,2]
Exhibit 10(bb)

Stock-Only Stock Appreciation Rights Agreement between the Company and John R. McPherson dated November 9, 2011, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on November 15, 2011 [1,2]

Exhibit 10(cc)	Form of Employee Deferred Stock Unit Amended Agreement filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(dd)	2014 Compensation Decisions filed in the Company's Current Report on Amended Form 8-K filed on February 19, 2014 [1,2]
Exhibit 21	List of the Company's material subsidiaries as of December 31, 2013
Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Exhibit 24	Powers of Attorney
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
[1]	Incorporated by reference.
[2]	Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

E-3

E-4