Form 10-Q
period 2014-03-31
Vulcan Materials CO
filed 2014-05-12
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2014 130,801,745

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2014 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
	Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	36
	Item 1A.	Risk Factors	36
	Item 4.	Mine Safety Disclosures	36
	Item 6.	Exhibits	37
		Signatures	38

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	March 31	December 31	March 31
in thousands, except per share data	2014	2013	2013
Assets
Cash and cash equivalents	$ 268,773	$ 193,738	$ 188,081
Restricted cash	63,024	0	0
Accounts and notes receivable
Accounts and notes receivable, gross	353,601	344,475	328,202
Less: Allowance for doubtful accounts	(5,264)	(4,854)	(6,030)
Accounts and notes receivable, net	348,337	339,621	322,172
Inventories
Finished products	258,007	270,603	267,783
Raw materials	19,431	29,996	27,148
Products in process	875	6,613	6,168
Operating supplies and other	27,520	37,394	39,475
Inventories	305,833	344,606	340,574
Current deferred income taxes	39,591	40,423	38,844
Prepaid expenses	28,184	22,549	24,762
Assets held for sale	0	10,559	12,929
Total current assets	1,053,742	951,496	927,362
Investments and long-term receivables	42,137	42,387	41,707
Property, plant & equipment
Property, plant & equipment, cost	6,340,034	6,933,602	6,675,569
Reserve for depreciation, depletion & amortization	(3,446,744)	(3,621,585)	(3,507,394)
Property, plant & equipment, net	2,893,290	3,312,017	3,168,175
Goodwill	3,081,521	3,081,521	3,086,043
Other intangible assets, net	633,870	697,578	694,659
Other noncurrent assets	167,675	174,144	160,529
Total assets	$ 7,872,235	$ 8,259,143	$ 8,078,475
Liabilities
Current maturities of long-term debt	$ 171	$ 170	$ 140,604
Trade payables and accruals	150,628	139,345	116,677
Other current liabilities	190,069	159,620	212,572
Total current liabilities	340,868	299,135	469,853
Long-term debt	2,006,782	2,522,243	2,525,420
Noncurrent deferred income taxes	693,234	701,075	614,405
Deferred revenue	218,946	219,743	73,392
Other noncurrent liabilities	581,286	578,841	680,476
Total liabilities	3,841,116	4,321,037	4,363,546
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Issued 130,802, 130,200 and 129,952 shares, respectively	130,802	130,200	129,952
Capital in excess of par value	2,651,949	2,611,703	2,585,696
Retained earnings	1,343,294	1,295,834	1,220,512
Accumulated other comprehensive loss	(94,926)	(99,631)	(221,231)
Total equity	4,031,119	3,938,106	3,714,929
Total liabilities and equity	$ 7,872,235	$ 8,259,143	$ 8,078,475
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited		March 31
in thousands, except per share data	2014	2013
Net sales	$ 548,496	$ 504,554
Delivery revenues	25,924	33,608
Total revenues	574,420	538,162
Cost of goods sold	514,404	486,899
Delivery costs	25,924	33,608
Cost of revenues	540,328	520,507
Gross profit	34,092	17,655
Selling, administrative and general expenses	66,119	64,655
Gain on sale of property, plant & equipment
and businesses, net	236,364	4,110
Restructuring charges	0	(1,509)
Other operating expense, net	(9,668)	(5,659)
Operating earnings (loss)	194,669	(50,058)
Other nonoperating income, net	2,825	2,373
Interest expense, net	120,089	52,752
Earnings (loss) from continuing operations
before income taxes	77,405	(100,437)
Provision for (benefit from) income taxes	22,900	(38,818)
Earnings (loss) from continuing operations	54,505	(61,619)
Earnings (loss) on discontinued operations, net of tax	(510)	6,783
Net earnings (loss)	$ 53,995	$ (54,836)
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	2,985	854
Adjustment for remeasurement of postretirement obligation	2,942	0
Amortization of pension and postretirement benefit
plans actuarial loss and prior service cost	(1,222)	3,432
Other comprehensive income	4,705	4,286
Comprehensive income (loss)	$ 58,700	$ (50,550)
Basic earnings (loss) per share
Continuing operations	$ 0.42	$ (0.47)
Discontinued operations	(0.01)	0.05
Net earnings (loss)	$ 0.41	$ (0.42)
Diluted earnings (loss) per share
Continuing operations	$ 0.41	$ (0.47)
Discontinued operations	0.00	0.05
Net earnings (loss)	$ 0.41	$ (0.42)
Weighted-average common shares outstanding
Basic	130,810	130,186
Assuming dilution	132,314	130,186
Cash dividends per share of common stock	$ 0.05	$ 0.01
Depreciation, depletion, accretion and amortization	$ 69,378	$ 75,597
Effective tax rate from continuing operations	29.6%	38.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited		March 31
in thousands	2014	2013
Operating Activities
Net earnings (loss)	$ 53,995	$ (54,836)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	69,378	75,597
Net gain on sale of property, plant & equipment and businesses	(236,364)	(17,141)
Contributions to pension plans	(1,355)	(1,132)
Share-based compensation	4,319	4,933
Excess tax benefits from share-based compensation	(2,997)	(856)
Deferred tax provision	(7,648)	(39,918)
Cost of debt purchase	72,949	0
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	40,127	22,349
Other, net	2,624	(1,863)
Net cash used for operating activities	$ (4,972)	$ (12,867)
Investing Activities
Purchases of property, plant & equipment	$ (46,006)	$ (26,851)
Proceeds from sale of property, plant & equipment	17,785	1,623
Proceeds from sale of businesses, net of transaction costs	720,056	18,164
Payment for businesses acquired, net of acquired cash	0	(60,212)
Increase in restricted cash	(63,024)	0
Other, net	0	2
Net cash provided by (used for) investing activities	$ 628,811	$ (67,274)
Financing Activities
Payment of current maturities, long-term debt & line of credit	$ (579,676)	$ (10,016)
Proceeds from issuance of common stock	22,808	0
Dividends paid	(6,531)	(1,299)
Proceeds from exercise of stock options	11,599	3,203
Excess tax benefits from share-based compensation	2,997	856
Other, net	(1)	0
Net cash used for financing activities	$ (548,804)	$ (7,256)
Net increase (decrease) in cash and cash equivalents	75,035	(87,397)
Cash and cash equivalents at beginning of year	193,738	275,478
Cash and cash equivalents at end of period	$ 268,773	$ 188,081
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our condensed consolidated balance sheet as of December 31, 2013 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2014 presentation.

RESTRICTED CASH

Restricted cash consists of cash proceeds from the sale of property held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Pursuant to the like-kind exchange agreements, the cash remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Changes in restricted cash balances are reflected as an investment activity in the accompanying Condensed Consolidated Statements of Cash Flows.

RESTRUCTURING CHARGES

In 2012, our Board approved a Profit Enhancement Plan that further leveraged our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During the first three months of 2013, we incurred $1,509,000 of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We do not anticipate any future material charges related to this Profit Enhancement Plan.

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
		March 31
in thousands	2014	2013
Weighted-average common shares
outstanding	130,810	130,186
Dilutive effect of
Stock options/SOSARs	693	0
Other stock compensation plans	811	0
Weighted-average common shares
outstanding, assuming dilution	132,314	130,186

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: three months ended March 31, 2013 — 1,144,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended
		March 31
in thousands	2014	2013
Antidilutive common stock equivalents	2,373	2,907

Note 2: Discontinued Operations

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements. In March 2013, we received the final earn-out payment in the amount of $13,031,000. During 2012, we received an earn-out payment of $11,369,000. We were liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on the prior years’ earn-out results. As of March 31, 2013, we had accrued $1,303,000 for the 2013 transaction bonus which was subsequently paid in 2013.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the periods presented. Results from discontinued operations are as follows:

	Three Months Ended
		March 31
in thousands	2014	2013
Discontinued Operations
Pretax loss	$ (842)	$ (540)
Gain on disposal, net of transaction bonus	0	11,728
Income tax (provision) benefit	332	(4,405)
Earnings (loss) on discontinued operations,
net of income taxes	$ (510)	$ 6,783

The pretax losses from discontinued operations noted above were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

Note 3: Income Taxes

Our estimated annual effective tax rate (EAETR) is based on full year expectations of pretax book earnings, statutory tax rates, permanent differences between book and tax accounting such as percentage depletion and tax planning alternatives available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we calculate our quarterly income tax provision in accordance with the EAETR. Each quarter, we update our EAETR based on our revised full year expectation of pretax book earnings and calculate the income tax provision or benefit so that the year-to-date income tax provision reflects the EAETR. Significant judgment is required in determining our EAETR.

When expected pretax book earnings for the full year are at or near breakeven, the EAETR can distort the income tax provision for an interim period due to the size and nature of our permanent differences. In these circumstances, we calculate the interim income tax provision using the year-to-date effective tax rate. This method results in an income tax provision based solely on the year-to-date pretax book earnings as adjusted for permanent differences on a pro rata basis. In the first quarter of 2014, income taxes were calculated based on the EAETR. In the first quarter of 2013, income taxes were calculated based on the year-to-date effective tax rate.

We recorded an income tax provision from continuing operations of $22,900,000 in the first quarter of 2014 compared to an income tax benefit from continuing operations of $38,818,000 in the first quarter of 2013.  The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

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

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. A summary of our deferred tax assets is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2013.

On an annual basis, we perform a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, we update our annual analysis for significant changes to the positive and negative evidence.

Based on our first quarter 2014 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of the state net operating loss carryforwards for which a valuation allowance has been recorded. For 2014, we project a valuation allowance of $54,919,000 against our state net operating loss deferred tax asset carryforwards; an increase of $8,639,000 from the prior year-end. Of the $54,919,000 valuation allowance, $53,490,000 relates to our Alabama net operating loss carryforward. The remaining valuation allowance of $1,429,000 relates to other state net operating loss carryforwards. This change in the valuation allowance is reflected as a component of our income tax provision.

Note 4: deferred revenue

We have entered into two transactions (September 2013 and December 2012) through which we sold a percentage of the future production from aggregates reserves at eight quarries (seven owned and one leased). These sales were structured as volumetric production payments (VPPs). We received net cash proceeds of $153,282,000 and $73,644,000 for the 2013 and 2012 transactions, respectively. These proceeds were recorded as deferred revenue on the balance sheet and are amortized on a unit-of-sales basis to revenue over the terms of the VPPs. Concurrently, we entered into marketing agreements with the purchaser through which we are designated the exclusive sales agent for the purchaser’s percentage of future production. Acting as the purchaser’s agent, our consolidated total revenues exclude these sales proceeds.

The common key terms of both VPP transactions are:

▪	the purchaser has a nonoperating interest in reserves entitling them to a percentage of future production
▪	there is no minimum annual or cumulative production or sales volume, nor any minimum sales price guarantee
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

The impact to our net sales and gross margin related to the VPPs is outlined as follows:

	Three Months Ended
		March 31
in thousands	2014	2013
Amortization of deferred revenue	$ 984	$ 253
Purchaser's proceeds from sale of production	(2,944)	(829)
Decrease to net sales and gross margin	$ (1,960)	$ (576)

Based on expected aggregates sales from the specified quarries, we anticipate recognizing a range of $4,600,000 to $5,600,000 of deferred revenue during the 12-month period ending March 31, 2015.

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1
	March 31	December 31	March 31
in thousands	2014	2013	2013
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 14,257	$ 15,255	$ 13,628
Equities	15,502	12,828	11,207
Total	$ 29,759	$ 28,083	$ 24,835

Level 2
	March 31	December 31	March 31
in thousands	2014	2013	2013
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,274	$ 1,244	$ 1,545
Total	$ 1,274	$ 1,244	$ 1,545

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

Net trading gains of the Rabbi Trust investments were $2,395,000 and $1,848,000 for the three months ended March 31, 2014 and 2013, respectively. The portions of the net trading gains related to investments still held by the Rabbi Trusts at March 31, 2014 and 2013 were $1,995,000 and $1,706,000,  respectively.

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

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2013. Assets that were subject to fair value measurement on a nonrecurring basis as of March 31, 2014 are summarized below:

As of March 31, 2014
Impairment
in thousands	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment	$ 2,280	$ 2,987
Total	$ 2,280	$ 2,987

We recorded a $2,987,000 loss on impairment of long-lived assets in the first quarter of 2014 reducing the carrying value of these assets to their estimated fair value of $2,280,000. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

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

Three Months Ended
	Location on	March 31
in thousands	Statement	2014	2013
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (4,934)	$ (1,415)

The 2014 loss reclassified from AOCI includes the acceleration of a proportional amount of the deferred loss in the amount of $3,762,000 referable to the debt purchase as disclosed in Note 7.

For the 12-month period ending March 31, 2015, we estimate that $3,994,000 of the pretax loss in AOCI will be reclassified to earnings.

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

	Three Months Ended
	March 31
in thousands	2014	2013
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 9,194	$ 1,056

The 2014 amortized deferred gain includes the acceleration of a proportional amount of the deferred gain in the amount of $8,032,000 referable to the debt purchase as disclosed in Note 7.

Note 7: Debt

Debt is summarized as follows:

	March 31	December 31	March 31
in thousands	2014	2013	2013
Long-term Debt
6.30% notes due 2013 [1]	$ 0	$ 0	$ 140,430
10.125% notes due 2015 [2]	151,674	151,897	152,520
6.50% notes due 2016 [3]	127,678	511,627	514,221
6.40% notes due 2017 [4]	218,578	349,907	349,892
7.00% notes due 2018 [5]	399,783	399,772	399,741
10.375% notes due 2018 [6]	248,888	248,843	248,716
7.50% notes due 2021 [7]	600,000	600,000	600,000
7.15% notes due 2037 [8]	239,564	239,561	239,555
Medium-term notes	6,000	6,000	6,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	788	806	949
Total long-term debt including current maturities	$ 2,006,953	$ 2,522,413	$ 2,666,024
Less current maturities	171	170	140,604
Total long-term debt	$ 2,006,782	$ 2,522,243	$ 2,525,420
Estimated fair value of long-term debt	$ 2,313,964	$ 2,820,399	$ 2,851,237

1	Includes decreases for unamortized discounts, as follows: March 31, 2013 — $14 thousand.
2

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: March 31, 2014 — $1,837 thousand, December 31, 2013 — $2,082 thousand and March 31, 2013 — $2,766 thousand. Additionally, includes decreases for unamortized discounts, as follows: March 31, 2014 — $163 thousand, December 31, 2013 — $185 thousand and March 31, 2013 — $246 thousand. The effective interest rate for these notes is 9.58%.

3

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: March 31, 2014 — $2,677 thousand, December 31, 2013 — $11,627 thousand and March 31, 2013 — $14,221 thousand. The effective interest rate for these notes is 6.00%.

4

Includes decreases for unamortized discounts, as follows: March 31, 2014 — $55 thousand, December 31, 2013 — $93 thousand and March 31, 2013 — $108 thousand. The effective interest rate for these notes is 7.41%.

5

Includes decreases for unamortized discounts, as follows: March 31, 2014 — $217 thousand, December 31, 2013 — $228 thousand and March 31, 2013 — $259 thousand. The effective interest rate for these notes is 7.87%.

6

Includes decreases for unamortized discounts, as follows: March 31, 2014 — $1,112 thousand, December 31, 2013 — $1,157 thousand and March 31, 2013 — $1,284 thousand. The effective interest rate for these notes is 10.63%.

7	The effective interest rate for these notes is 7.75%.
8

Includes decreases for unamortized discounts, as follows: March 31, 2014 — $624 thousand, December 31, 2013 — $627 thousand and March 31, 2013 — $633 thousand. The effective interest rate for these notes is 8.05%.

Our long-term debt is presented in the table above net of unamortized discounts from par and unamortized deferred gains realized upon settlement of interest rate swaps. Discounts and deferred gains are being amortized using the effective interest method over the respective terms of the notes.

The estimated fair value of long-term debt presented in the table above was determined by averaging the asking price quotes for the notes. The fair value estimates were based on Level 2 information (as defined in Note 5) available to us as of their respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since those dates.

There were no material scheduled debt payments during the first quarter of 2014. However, as described below we purchased $506,366,000 principal amount of outstanding debt through a tender offer in the first quarter of 2014. Scheduled debt payments during 2013 included $10,000,000 in January to retire the 8.70% medium-term note and $140,444,000 in June to retire the 6.30% notes.

In March 2014, we purchased $506,366,000 principal amount of outstanding debt through a tender offer as follows: $374,999,000 of 6.50% notes due in 2016 and $131,367,000 of 6.40% notes due in 2017. This debt purchase was funded by the sale of our cement and concrete businesses in the Florida area as described in Note 16. The March 2014 debt purchases cost $579,659,000, including a $71,829,000 premium above the principal amount of the notes and transaction costs of $1,464,000.  The premium primarily reflects the trading prices of the notes relative to par prior to the tender offer commencement. Additionally, we recognized a net benefit of $344,000 associated with the acceleration of a proportional amount of unamortized discounts, deferred gains, deferred financing costs and amounts accumulated in OCI. The combined expense of $72,949,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the three month period ended March 31, 2014.

Additionally, in  March 2014, we amended our $500,000,000 line of credit to, among other things, extend the term from March 2018 to March 2019, eliminate the borrowing capacity governor of eligible accounts receivable and eligible inventory, and provide for the line of credit to become unsecured upon achievement of certain credit metrics and/or credit ratings. Until such metrics/ratings are achieved, the line of credit is secured by accounts receivable and inventory. As of March 31, 2014, our available borrowing capacity was $425,750,000.

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.50% to 2.25% based on our total debt to EBITDA ratio, or an alternative rate derived from the lender’s prime rate. Borrowings on our line of credit are classified as short-term due to our intent to repay any borrowings within twelve months. As of March 31, 2014, the applicable margin for LIBOR based borrowing was 2.25%.

Note 8: Commitments and Contingencies

LETTERS OF CREDIT

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our letters of credit are issued by banks that participate in our $500,000,000 line of credit, and reduce the borrowing capacity thereunder. We pay a fee for all letters of credit equal to the margin (ranges from 1.50% to 2.25%) applicable to LIBOR based borrowings under the line of credit, plus 0.175%. Our standby letters of credit as of March 31, 2014 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 32,839
Industrial revenue bond	14,230
Reclamation/restoration requirements	6,250
Total	$ 53,319

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

Perchloroethylene cases

We are a defendant in cases involving perchloroethylene (perc), which was a product manufactured by our former Chemicals business. Perc is a cleaning solvent used in dry cleaning and other industrial applications. We are vigorously defending these cases:

▪

Suffolk County Water Authority — On July 29, 2010, we were served in an action styled Suffolk County Water Authority v. The Dow Chemical Company, et al., in the Supreme Court for Suffolk County, State of New York. The complaint alleges that the plaintiff “owns and/or operates drinking water systems and supplies drinking water to thousands of 8residents and businesses, in Suffolk County, New York.” The complaint alleges that perc and its breakdown products

“have been and are contaminating and damaging Plaintiff's drinking water supply wells.” This matter was settled in the first quarter of 2014 for an immaterial amount. We will not report on this case going forward.

▪

R.R. Street Indemnity — Street, a former distributor of perc manufactured by us, alleges that we owe Street, and its insurer (National Union), a defense and indemnity in several litigation matters in which Street was named as a defendant. National Union alleges that we are obligated to contribute to National Union's share of defense fees, costs and any indemnity payments made on Street's behalf. We have had discussions with Street about the nature and extent of indemnity obligations, if any, and to date there has been no resolution of these issues. Since no suit has been filed with respect to this issue, we will no longer report on this matter.

lower passaic river matter

▪

Lower Passaic River Study Area (Superfund Site) — Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the Passaic River (River).  As an interim step related to the 2007 AOC, Vulcan and 69 other companies voluntarily entered into an Administrative Settlement Agreement and Order on Consent on June 18, 2012 with the EPA for remediation actions focused at River Mile 10.9 of the River. These remedial actions are expected to be completed sometime in 2014. On June 25, 2012, the EPA issued a Unilateral Administrative Order for Removal Response Activities to Occidental Chemical Corporation ordering Occidental to participate and cooperate in this remediation action at River Mile 10.9.

Separately, on April 11, 2014, the EPA issued a proposed Focused Feasibility Study (FFS) that calls for  a  bank-to-bank dredging  remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is approximately $950 million to $1.73 billion. The period for public comment on the proposed FFS remains open and may be further extended. After the comments are received, the EPA will issue its final record of decision, probably sometime in 2015.

At this time, our ultimate liability related to this matter is not known because the RI/FS is ongoing and  the FFS is not final. The AOC does not obligate us to fund or perform the remedial action contemplated by either the RI/FS or the FFS. Additionally, the Company has found no evidence that it contributed, through its discontinued Chemicals business, any of the primary contaminants of concern to the Passaic River. Therefore, neither the ultimate remedial approach and associated costs, nor the parties who will participate in funding the remediation and their respective allocations have yet been determined.

Based on the facts available at this time, we believe our liability related to any remedial actions is immaterial.

OTHER LITIGATION

▪

TEXAS BRINE MATTER — During the operation of its former Chemicals Division, Vulcan was the lessee under a salt lease from 1976 – 2005 in an underground salt dome formation in Assumption Parish, Louisiana. The Texas Brine Company operated this salt mine for the account of Vulcan. Vulcan sold its Chemicals Division in 2005 and assigned the lease to the purchaser, and Vulcan has had no association with the leased premises or Texas Brine Company since that time. In August 2012, a sinkhole developed near the salt dome and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were also filed in August 2012 in federal court in the Eastern District of Louisiana in New Orleans. The plaintiffs in the Federal court class action and Texas Brine have recently announced a proposed settlement for $48.1 million. This proposed settlement is still subject to certain court procedures, including notice to the class, before it can be approved and finalized. We understand that Vulcan will be named as a released party in the settlement agreement, although Texas Brine and its insurers are not themselves releasing Vulcan from their claims for contribution and indemnity against Vulcan.

There are numerous defendants to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by the Texas Brine Company. Vulcan has since been added as a direct and third-party defendant by other parties, including a direct claim by the State of Louisiana. The damages alleged in the litigation range from individual plaintiffs’ claims for property damage, to the State of Louisiana’s claim for response costs, to claims for alleged physical damages to oil pipelines, to various alleged business interruption claims, and to claims for indemnity and contribution from Texas Brine. It is alleged that the sinkhole was caused, in whole or in part, by Vulcan’s negligent actions or failure to act. It is also alleged that Vulcan breached the salt lease, as well as an operating agreement with Texas Brine. Vulcan denies any liability in this matter and will vigorously defend the litigation. We cannot reasonably estimate any liability related to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three month period ended March  31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended
		March 31
in thousands	2014	2013
ARO Operating Costs
Accretion	$ 2,940	$ 2,006
Depreciation	997	779
Total	$ 3,937	$ 2,785

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
		March 31
in thousands	2014	2013
Asset Retirement Obligations
Balance at beginning of year	$ 228,234	$ 150,072
Liabilities incurred	0	0
Liabilities settled	(5,250)	(1,292)
Accretion expense	2,940	2,006
Revisions up (down), net	(93)	5,672
Balance at end of period	$ 225,831	$ 156,458

The increase in the carrying amounts of our AROs between the ending balance as of March 31, 2013 and the beginning balance as of January 1, 2014 relates primarily to liabilities incurred during the second quarter of 2013 for reclamation activities required under a development agreement and a conditional use permit at an aggregates facility on owned property in Southern California.

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

Effective July 15, 2007, we amended our defined benefit pension plans to no longer accept new participants. In December 2013, we amended our defined benefit pension plans so that future service accruals for salaried pension participants will cease effective December 31, 2013. This change included a special transition provision which will allow covered compensation through December 31, 2015 to be considered in the participants’ benefit calculations. The amendment resulted in a curtailment and remeasurement of the salaried and nonqualified pension plans as of May 31, 2013 that reduced our 2013 pension expense by approximately $7,600,000 (net of the one-time curtailment loss) of which $800,000 relates to discontinued operations.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
		March 31
in thousands	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$ 1,039	$ 6,070
Interest cost	11,098	10,346
Expected return on plan assets	(12,701)	(11,759)
Amortization of prior service cost	47	95
Amortization of actuarial loss	2,805	6,420
Net periodic pension benefit cost	$ 2,288	$ 11,172
Pretax reclassification from AOCI included in
net periodic pension benefit cost	$ 2,852	$ 6,515

In addition to pension benefits, we provide certain healthcare and life insurance benefits for retired employees. In the fourth quarter of 2012, we amended our postretirement healthcare plan to cap our portion of the medical coverage cost at the 2015 level. In the third quarter of 2007, we amended our salaried postretirement healthcare coverage to increase the eligibility age for early retirement coverage to age 62, unless certain grandfathering provisions were met. Substantially all our salaried employees and where applicable, hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, company-provided healthcare benefits terminate when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first.

Prior contributions, along with the existing funding credits, are sufficient to cover required contributions to the qualified plans through 2014. However, we anticipate making an approximate $4,000,000 discretionary pension contribution in 2014.

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
		March 31
in thousands	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$ 536	$ 708
Interest cost	824	815
Curtailment gain	(3,832)	0
Amortization of prior service credit	(1,082)	(1,216)
Amortization of actuarial loss	57	343
Net periodic postretirement benefit cost	$ (3,497)	$ 650
Pretax reclassification from AOCI included in
net periodic postretirement benefit cost	$ (4,857)	$ (873)

The reclassifications from AOCI noted in the tables above are related to curtailment gains, amortization of prior service costs or credits and actuarial losses as shown in Note 11.

The March 2014 sale of our cement and concrete businesses in the Florida area (see Note 16) significantly reduced total expected future service of our postretirement plans resulting in a one-time curtailment gain of $3,832,000. This gain was reflected within gain on sale of property, plant & equipment, net in our accompanying Condensed Consolidated Statement of Comprehensive Income.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2014	2013	2013
AOCI
Cash flow hedges	$ (22,193)	$ (25,178)	$ (27,316)
Pension and postretirement benefit plans	(72,733)	(74,453)	(193,915)
Total	$ (94,926)	$ (99,631)	$ (221,231)

Changes in AOCI, net of tax, for the three months ended March  31, 2014 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2013	$ (25,178)	$ (74,453)	$ (99,631)
Other comprehensive income (loss)
before reclassifications [1]	0	2,942	2,942
Amounts reclassified from AOCI	2,985	(1,222)	1,763
Net current period OCI changes	2,985	1,720	4,705
Balance as of March 31, 2014	$ (22,193)	$ (72,733)	$ (94,926)

1	Remeasurement of the postretirement obligation as a result of the March 2014 sale of our cement and concrete businesses in the Florida area (see Note 16).

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended
		March 31
in thousands	2014	2013
Reclassification Adjustment for Cash Flow
Hedges Losses
Interest expense	$ 4,934	$ 1,415
Benefit from income taxes	(1,949)	(561)
Total	$ 2,985	$ 854
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$ (1,587)	$ 4,457
Selling, administrative and general expenses	(418)	1,185
(Benefit from) provision for income taxes	783	(2,210)
Total	$ (1,222)	$ 3,432
Total reclassifications from AOCI to earnings	$ 1,763	$ 4,286

Note 12: Equity

Our capital stock consists solely of common stock, par value $1.00 per share. Holders of our common stock are entitled to one vote per share. Our Certificate of Incorporation also authorizes preferred stock of which no shares have been issued. The terms and provisions of such shares will be determined by our Board of Directors upon any issuance of preferred shares in accordance with our Certificate of Incorporation.

We occasionally sell shares of common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	three months ended March 31, 2014 — issued 357,039 shares for cash proceeds of $22,808,000
▪	twelve months ended December 31, 2013 — issued 71,208 shares for cash proceeds of $3,821,000
▪	three months ended March 31, 2013 — no shares issued

Changes in total equity for the three months ended March  31, 2014 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2013	$ 3,938,106
Net earnings	53,995
Common stock issued
401(k) Trustee	22,808
Share-based compensation plans	10,719
Share-based compensation expense	4,319
Excess tax benefits from share-based compensation	2,997
Cash dividends on common stock ($0.05 per share)	(6,531)
Other comprehensive income	4,705
Other	1
Balance at March 31, 2014	$ 4,031,119

There were no shares held in treasury as of March 31, 2014, December 31, 2013 and March  31, 2013. As of March 31, 2014,  3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended
		March 31
in millions	2014	2013
Total Revenues
Aggregates [1]
Segment revenues	$ 404.2	$ 359.0
Intersegment sales	(43.4)	(33.6)
Net sales	360.8	325.4
Concrete [2]
Segment revenues	96.0	99.9
Net sales	96.0	99.9
Asphalt Mix
Segment revenues	83.0	67.3
Net sales	83.0	67.3
Cement [3]
Segment revenues	17.9	22.7
Intersegment sales	(9.2)	(10.7)
Net sales	8.7	12.0
Totals
Net sales	548.5	504.6
Delivery revenues	25.9	33.6
Total revenues	$ 574.4	$ 538.2
Gross Profit
Aggregates	$ 38.5	$ 24.8
Concrete [2]	(9.2)	(10.0)
Asphalt Mix	4.7	1.9
Cement [3]	0.1	1.0
Total	$ 34.1	$ 17.7
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 54.6	$ 55.9
Concrete [2]	6.0	8.0
Asphalt Mix	2.4	2.0
Cement [3]	1.1	3.9
Other	5.3	5.8
Total	$ 69.4	$ 75.6
Identifiable Assets [4]
Aggregates	$ 7,004.2	$ 6,737.2
Concrete [2]	240.4	380.4
Asphalt Mix	225.4	268.9
Cement [3]	14.6	412.2
Total identifiable assets	$ 7,484.6	$ 7,798.7
General corporate assets	118.8	91.7
Cash items	268.8	188.1
Total	$ 7,872.2	$ 8,078.5

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.
2	Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale. On March 7, 2014, we sold our concrete business in the Florida area (see Note 16).
3	Includes cement and calcium products. On March 7, 2014, we sold our cement business in the Florida area (see Note 16).
4

Certain temporarily idled assets are included within a segment’s Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
		March 31
in thousands	2014	2013
Cash Payments
Interest (exclusive of amount capitalized)	$ 83,801	$ 1,426
Income taxes	3,209	584
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant
& equipment	$ 16,035	$ 5,404

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March  31, 2014 and 2013.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. There were no changes in the carrying amount of goodwill by reportable segment from December 31, 2013 to March  31, 2014 summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Goodwill, Gross Carrying Amount
Total as of December 31, 2013	$ 2,989,888	$ 0	$ 91,633	$ 252,664	$ 3,334,185
Total as of March 31, 2014	$ 2,989,888	$ 0	$ 91,633	$ 252,664	$ 3,334,185
Goodwill, Accumulated Impairment Losses
Total as of December 31, 2013	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Total as of March 31, 2014	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2013	$ 2,989,888	$ 0	$ 91,633	$ 0	$ 3,081,521
Total as of March 31, 2014	$ 2,989,888	$ 0	$ 91,633	$ 0	$ 3,081,521

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

In the first quarter of 2014, we sold our cement and concrete businesses in the Florida area for net pretax cash proceeds of $720,056,000 resulting in a pretax gain of $230,061,000. We retained all of our Florida aggregates operations, our Cement segment’s calcium operation in Brooksville, Florida and real estate associated with certain former ready-mixed concrete facilities. Under a separate supply agreement, we will continue to provide aggregates to the divested concrete facilities, at market prices, for a period of 20 years. As a result of the continuing involvement (supply agreement) and the retained operation and assets, the disposition is not reported as discontinued operations.

Additionally, in the first quarter of 2014, we sold the following Aggregates segment properties:

▪	a previously mined and subsequently reclaimed tract of land for net pretax cash proceeds of $10,727,000 resulting in a pretax gain of $168,000
▪	unimproved land previously containing a sales yard for net pretax cash proceeds of $5,820,000 resulting in a pretax gain of $5,790,000

In 2013, we acquired:

▪	Fourth quarter — land containing 136 million tons of aggregates reserves at an existing quarry for $117,000,000. We previously mined these reserves under a lease which was scheduled to expire in 2017
▪	Second quarter — an aggregates production facility and four ready-mixed concrete facilities for $29,983,000
▪

First quarter — two aggregates production facilities for $59,968,000. The initial accounting for the business combination was not finalized until the third quarter as appraisals of amortizable intangible assets (contractual rights in place) and property, plant & equipment were not completed. Provisional amounts for contractual rights in place and property, plant & equipment were subsequently adjusted to the appraised values. These adjustments resulted in an increase in contractual rights in place from $800,000 to $3,620,000, an increase in property, plant & equipment from $45,888,000 to $52,583,000, a decrease in goodwill from $9,759,000 to $0 and other minor adjustments to working capital. The Condensed Consolidated Balance Sheet as of March 31, 2013 has been retrospectively adjusted. The Condensed Consolidated Statement of Comprehensive Income has not been retrospectively adjusted as the impact was immaterial

In 2013, we sold:

▪	Fourth quarter — mitigation credits for net pretax cash proceeds of $1,463,000 resulting in a pretax gain of $1,377,000
▪	Third quarter — reclaimed land associated with a former site of a ready-mixed concrete facility for net pretax cash proceeds of $11,261,000 resulting in a pretax gain of $9,027,000
▪

Third quarter —  a percentage of the future production from aggregates reserves at certain owned quarries. The sale was structured as a volumetric production payment (VPP) for which we received gross cash proceeds of $154,000,000 and incurred transaction costs of $905,000. The net proceeds were recorded as deferred revenue and are amortized on a unit-of-sales basis to revenues over the term of the VPP. See Note 4 for the key terms of the VPP

▪

Second quarter —  four aggregates production facilities resulting in net pretax cash proceeds of $34,743,000 and a pretax gain of $21,183,000. We allocated $4,521,000 of goodwill to these dispositions based on the relative fair values of the businesses disposed of and the portion of the reporting unit retained

▪

First quarter —  an aggregates production facility and its related replacement reserve land resulting in net pretax cash proceeds of $5,133,000 and a pretax gain of $2,802,000. We allocated $674,000 of goodwill to this disposition based on the relative fair values of the business disposed of and the portion of the reporting unit retained

▪	First quarter — equipment and other personal property from two idled prestress concrete production facilities resulting in net pretax cash proceeds of $622,000 and a pretax gain of $457,000

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

No assets meet the criteria for held for sale at March 31, 2014. As of December 31, 2013 and March 31, 2013, a previously mined and subsequently reclaimed tract of land within our Aggregates segment is presented in the accompanying Condensed Consolidated Balance Sheets as assets held for sale. This land tract sold in the first quarter of 2014. In addition, as of March 31, 2013, reclaimed land associated with a former site of a ready-mixed concrete facility within our Concrete segment is presented in the accompanying Condensed Consolidated Balance Sheet as assets held for sale. This land subsequently sold in the third quarter of 2013. The major classes of assets and liabilities of assets classified as held for sale are as follows:

	December 31	March 31
in thousands	2013	2013
Held for Sale
Property, plant & equipment, net	$ 10,559	$ 12,929
Total assets held for sale	$ 10,559	$ 12,929

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

GUIDANCE ON FINANCIAL STATEMENT PRESENTATION OF UNRECOGNIZED TAX BENEFITS  As of and for the interim period ended March 31, 2014, we adopted Accounting Standards Update (ASU) No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU. When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

GUIDANCE FOR OBLIGATIONS RESULTING FROM JOINT AND SEVERAL LIABILITY ARRANGEMENTS  As of and for the interim period ended March 31, 2014, we adopted ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU provides guidance for the recognition, measurement and disclosure of such obligations that are within the scope of the ASU. Obligations within the scope of this ASU include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Under this ASU, an entity (1) recognizes such obligations at the inception of the arrangement, (2) measures such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors and (3) discloses the nature and amount of such obligations as well as other information about those obligations. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

TANGIBLE PROPERTY REGULATIONS  As of January 1, 2014, the Internal Revenue Service’s new tangible property regulations became effective. These regulations apply to amounts paid to acquire, produce or improve tangible property, as well as dispose of such property. The effect of this tax law change had no material impact on our financial position, results of operations or liquidity.

ACCOUNTING STANDARDS PENDING ADOPTION

DISCONTINUED OPERATIONS REPORTING  In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the definition of and expands the disclosure requirements for discontinued operations. Under the new definition, discontinued operations reporting is limited to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The expanded disclosures for discontinued operations are meant to provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. Additionally, this ASU requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard as of the interim period ending March 31, 2015.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

Overview

Vulcan provides the basic materials for the infrastructure needed to expand the U.S. economy. We are the nation's largest producer of construction aggregates, primarily crushed stone, sand and gravel; a major producer of asphalt mix and ready-mixed concrete.

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

While aggregates is our primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and concrete, can be managed effectively in certain markets to generate acceptable financial returns. We produce and sell asphalt mix and ready-mixed concrete primarily in our mid-Atlantic, Georgia, southwestern and western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. In all of these downstream businesses, we supply virtually all of the required aggregates from our own operations.

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

EXECUTIVE SUMMARY

Financial highlights for First Quarter 2014

▪	Net sales increased $43.9 million, or 9%, from the prior year
▪	Gross profit increased $16.4 million, or 93%
▪	Gross profit margin as a percentage of net sales increased 2.7 percentage points (270 basis points)
▪	Aggregates segment gross profit improved $13.7 million, or 55%
▪	Shipments increased 6% or 1.8 million tons
▪	Pricing increased 2%
▪	Cash gross profit per ton improved 8%
▪	Non-aggregates gross profit improved $2.7 million
▪	Earnings from continuing operations were $54.5 million, or $.41 per diluted share. Included in the current year’s results are:
▪	a net after-tax gain of $137.6 million, or $1.04 per diluted share, related to the sale of our Florida-area cement and concrete businesses in March
▪	a net after-tax interest expense charge of $46.1 million, or $0.35 per diluted share, referable to the $506.4 million of debt purchased in March
▪

Adjusted for these discrete items, earnings from continuing operations were a loss of $37.0 million, or $0.28 per diluted share versus a loss of $61.6 million, or $0.47 per diluted share in the prior year

▪	Adjusted EBITDA was $39.0 million as compared to $25.9 million in the prior year

Our aggregates business reported solid growth in the first quarter despite extremely cold weather in most of our markets. We continue to experience strengthening demand in each of our end markets and across most of our footprint. Our operations and sales teams continue to deliver strong incremental margins. On a 6% increase in aggregates volume, our teams delivered a 55% increase in Aggregates segment gross profit — despite the production and shipping challenges that come with a cold, wet winter. Aggregates pricing continues to benefit from improving demand, and we are realizing price improvements across virtually all of our markets.

Although construction activity and aggregates consumption remain far below historical levels, our aggregates shipments have now increased year-over-year for four consecutive quarters. With the strength of our aggregates reserve positions, our continuing profit enhancements, the divestiture of non-strategic operations, and significant debt reduction, we remain very well positioned to grow earnings faster than sales during this period of aggregates demand recovery.

In February 2012, our Board approved a two-year Planned Asset Sales initiative with targeted net proceeds of at least $500 million through the sale of non-core assets. The initiative concluded in the first quarter of 2014 with the sale of our cement and concrete business in the Florida area to Cementos Argos.  Including the $720.1 million of net proceeds from the Argos transaction, the Planned Asset Sales initiative generated over $1.1 billion of net proceeds. The proceeds from these sales were used to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders. Over this two-year period, we retired over $800 million of debt and reinvested over $240 million to strengthen our aggregates position in our strategic markets of California, Georgia, Texas and Virginia.

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

free cash flow

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended
	March 31
in millions	2014	2013
Net cash used for operating activities	$ (5.0)	$ (12.9)
Purchases of property, plant & equipment	(46.0)	(26.8)
Free cash flow	$ (51.0)	$ (39.7)

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit.

	Three Months Ended
	March 31
in millions, except per ton data	2014	2013
Aggregates segment
Gross profit	$ 38.5	$ 24.8
DDA&A	54.6	55.9
Aggregates segment cash gross profit	$ 93.1	$ 80.7
Unit shipments - tons	29.6	27.9
Aggregates segment cash gross profit per ton	$ 3.14	$ 2.90
Concrete segment
Gross profit	$ (9.2)	$ (10.0)
DDA&A	6.0	8.0
Concrete segment cash gross profit	$ (3.2)	$ (2.0)
Asphalt Mix segment
Gross profit	$ 4.7	$ 1.9
DDA&A	2.4	2.0
Asphalt Mix segment cash gross profit	$ 7.1	$ 3.9
Cement segment
Gross profit	$ 0.1	$ 1.0
DDA&A	1.1	3.9
Cement segment cash gross profit	$ 1.2	$ 4.9

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization.

	Three Months Ended
	March 31
in millions	2014	2013
Net earnings (loss)	$ 54.0	$ (54.8)
Provision for (benefit from) income taxes	22.9	(38.8)
Interest expense, net	120.1	52.8
(Earnings) loss on discontinued operations, net of taxes	0.5	(6.8)
Depreciation, depletion, accretion and amortization	69.4	75.5
EBITDA	$ 266.9	$ 27.9
Gain on sale of real estate and businesses	$ (236.0)	$ (3.2)
Charges associated with divestitures	9.1	0.0
Revenue amortized from deferred revenue	(1.0)	(0.3)
Restructuring charges	0.0	1.5
Adjusted EBITDA	$ 39.0	$ 25.9

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

consolidated operating Results

Three Months Ended
March 31
in millions, except per share data	2014	2013
Net sales	$ 548.5	$ 504.6
Cost of goods sold	514.4	486.9
Gross profit	$ 34.1	$ 17.7
Selling, administrative and general expenses	$ 66.1	$ 64.7
Operating earnings (loss)	$ 194.7	$ (50.1)
Interest expense, net	$ 120.1	$ 52.8
Earnings (loss) from continuing operations
before income taxes	$ 77.4	$ (100.4)
Earnings (loss) from continuing operations	$ 54.5	$ (61.6)
Earnings (loss) on discontinued operations,
net of taxes	(0.5)	6.8
Net earnings (loss)	$ 54.0	$ (54.8)
Basic earnings (loss) per share
Continuing operations	$ 0.42	$ (0.47)
Discontinued operations	(0.01)	0.05
Basic net earnings (loss)	$ 0.41	$ (0.42)
Diluted earnings (loss) per share
Continuing operations	$ 0.41	$ (0.47)
Discontinued operations	0.00	0.05
Diluted net earnings (loss)	$ 0.41	$ (0.42)
EBITDA	$ 266.9	$ 27.9
Adjusted EBITDA	$ 39.0	$ 25.9

First quarter 2014 Compared to First Quarter 2013

First quarter 2014 net sales were $548.5 million, up 9% from the first quarter of 2013.  Shipments were higher in both aggregates (+6%) and asphalt mix (+17%) and lower in both ready-mixed concrete (-6%) and cement (-31%).  The reduction in ready-mixed concrete and cement shipments resulted primarily from the March 7, 2014 sale of our cement and concrete businesses in the Florida area. Pricing was up in aggregates (+2%) and ready-mixed concrete (+4%) but down slightly (-1%) in asphalt mix.

Net earnings for the first quarter of 2014 were $54.0 million, or $0.41 per diluted share, compared to a net loss of $54.8 million, or $0.42 per diluted share, in the first quarter of 2013. Each period’s results were impacted by discrete items, as follows:

▪

The first quarter of 2014 results include a pretax gain of $226.9 million (net of $9.1 million of disposition related charges) related to the sale of real estate and businesses including our cement and concrete businesses in the Florida area, and a pretax loss on debt purchase of $72.9 million presented as a component of interest expense (see Note 8 to the condensed consolidated financial statements)

▪	The first quarter of 2013 results include a pretax gain of $3.2 million related to the sale of real estate and businesses, and $1.5 million of restructuring charges

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2014 versus the first quarter of 2013 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2013	$ (100.4)
Higher aggregates earnings due to
Higher volumes	9.5
Higher selling prices	6.5
Higher costs and other items	(2.3)
Higher concrete earnings	0.8
Higher asphalt mix earnings	2.8
Lower cement earnings	(0.9)
Higher selling, administrative and general expense	(1.5)
Higher gain on sale of property, plant & equipment and businesses	232.3
Higher interest expense	(67.3)
All other	(2.1)
First quarter 2014	$ 77.4

Aggregates segment gross profit was $38.5 million, a $13.7 million, or 55%, increase from the prior year. The earnings improvement was due to higher volumes and selling prices offset in part by higher costs. Despite the unfavorable weather impact, cash gross profit per ton of aggregates continued to expand, increasing 8% above the prior year. Aggregates shipments increased 6% versus the prior year. Shipments in California, Florida, Georgia, Illinois and Texas showed strength, each increasing by more than 15% versus the first quarter of last year. In contrast, first quarter shipments in certain other markets were lower versus the prior year due to unfavorable weather, including key markets in North Carolina, South Carolina and Virginia. Overall, pricing increased 2% versus the prior year’s first quarter. Prices improved broadly with virtually all of our markets realizing price increases in the quarter versus the prior year.

Concrete segment gross profit was a loss of $9.2 million, an improvement of $0.8 million from the first quarter of 2013. Unit profitability for concrete increased 11% as measured by materials margin.

Asphalt Mix segment gross profit of $4.7 million increased $2.8 million from the first quarter of 2013 while unit profitability for asphalt-mix increased 7% as measured by materials margin.

Cement segment gross profit of $0.1 million was down from the $1.0 million in the first quarter of 2013 due primarily to the March 7, 2014 sale of our cement business in the Florida area.

Selling, administrative and general (SAG) expenses of $66.1 million were up  $1.5 million, or 2%, compared with the prior year.

Gain on sale of property, plant & equipment and businesses was $236.4 million in the first quarter of 2014 compared to $4.1 million in the first quarter of 2013. As noted previously, the March 2014 sale of our cement and concrete businesses in Florida to Cementos Argos resulted in a pretax gain of $230.1 million. Additionally, the sale of two reclaimed production sites increased the pretax gain by $6.0 million.

The current quarter included no restructuring charges as compared to $1.5 million in the first quarter of 2013. See Note 1 to the condensed consolidated financial statements for an explanation of these prior period costs.

Net interest expense was $120.1 million in the first quarter of 2014 compared to $52.8 million in 2013. The higher interest cost resulted from the aforementioned $72.9 million pretax loss on debt purchase.

We recorded an income tax provision from continuing operations of $22.9 million in the first quarter of 2014 compared to an income tax benefit from continuing operations of $38.8 million in the first quarter of 2013. In the first quarter of 2014, income taxes were calculated based on the EAETR as discussed in Note 3 to the condensed consolidated financial statements. In the first quarter of 2013, income taxes were calculated based on the year-to-date effective tax rate as discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

Earnings from continuing operations were $0.41 per diluted share compared to a loss of $0.47 per diluted share in the first quarter of 2013.

Discontinued Operations — The $0.8 million pretax loss from discontinued operations in the first quarter of 2014 compared unfavorably with the $11.2 million pretax gain in the first quarter of 2013. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2013 gain was the result of an $11.7 million pretax gain related to the final payment from the earn-out. For additional details, see Note 2 to the condensed consolidated financial statements.

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

We actively manage our capital structure and resources in order to minimize the cost of capital while properly managing financial risk. We seek to meet these objectives by adhering to the following principles:

▪	maintain substantial bank line of credit borrowing capacity
▪	use the bank line of credit only for seasonal working capital requirements and other temporary funding requirements
▪	proactively manage our long-term debt maturity schedule such that repayment/refinancing risk in any single year is low
▪	minimize financial and other covenants that limit our operating and financial flexibility
▪	opportunistically access the capital markets when conditions and terms are favorable

Cash

Included in our March 31, 2014 cash and cash equivalents balance of $268.8 million is $77.7 million of cash held at one of our foreign subsidiaries. The majority of this $77.7 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is currently limited to our foreign operations.

cash from operating activities

	Three Months Ended
		March 31
in millions	2014	2013
Net earnings (loss)	$ 54.0	$ (54.8)
Depreciation, depletion, accretion and amortization (DDA&A)	69.4	75.6
Net earnings before noncash deductions for DDA&A	$ 123.4	$ 20.8
Net gain on sale of property, plant & equipment and businesses	(236.4)	(17.1)
Cost of debt purchase	72.9	0.0
Other operating cash flows, net	35.1	(16.6)
Net cash used for operating activities	$ (5.0)	$ (12.9)

As noted in the table above, net earnings before noncash deduction for DDA&A increased $102.6 million during the first quarter of 2014 to $123.4 million. Included in net earnings for the first quarter of 2014 is a pretax gain of $230.1 million (see Note 16 to the condensed consolidated financial statements) for the sale of our cement and concrete businesses in the Florida area.  Cash received associated with the gain on sale of property, plant & equipment and businesses is presented as a component of investing activities. Additionally, we purchased $506.4 million principal amount of outstanding debt through a tender offer for a loss of $72.9 million (see Note 7 to the condensed consolidated financial statements). Cash paid for the debt purchase is presented as a component of financing activities.

cash flows from investing activities

Net cash provided by investing activities was $628.8 million during the three months ended March 31, 2014, a $696.1 million increase compared to the same period of 2013. This increase resulted from a $718.1 million increase in proceeds from the sale of property, plant & equipment and businesses. During the first three months of 2014, we sold: a previously mined and subsequently reclaimed tract of land for $10.7 million, land previously containing a sales yard for $5.8 million, and our cement and concrete businesses in the Florida area for $720.1 million. Conversely, $63.0 million of the cash proceeds from the sale of property was placed into an escrow account (restricted cash) that is available for the acquisition of replacement property under  like-kind exchange agreements.

cash flows from financing activities

Net cash used for financing activities of $548.8 million increased $541.5 million in the first three months of 2014 compared with the same period of 2013. This increase in cash used for financing activities is attributable to a $569.7 million increase in debt payments. As previously mentioned, in the first quarter of 2014 we purchased $506.4 million principal amount of outstanding debt through a tender offer, as follows: $375.0 million of 6.50% notes due in 2016 and $131.4 million of 6.40% notes due in 2017. Total tender offer costs were $579.7 million including a $71.8 million premium and $1.5 million of transaction costs. The increase in debt payments is partially offset by a $22.8 million increase in proceeds from the issuance of common stock. For the three months ended March 31, 2014, we issued 0.4 million shares of common stock to the trustee of our 401(k) retirement plans for cash proceeds of $22.8 million.

debt

Certain debt measures are outlined below:

	March 31	December 31	March 31
dollars in millions	2014	2013	2013
Debt
Current maturities of long-term debt	$ 0.2	$ 0.2	$ 140.6
Long-term debt	2,006.8	2,522.2	2,525.4
Total debt	$ 2,007.0	$ 2,522.4	$ 2,666.0
Capital
Total debt	$ 2,007.0	$ 2,522.4	$ 2,666.0
Equity	4,031.1	3,938.1	3,714.9
Total capital	$ 6,038.1	$ 6,460.5	$ 6,380.9
Total Debt as a Percentage of Total Capital	33.2%	39.0%	41.8%
Weighted-average Effective Interest Rates
Bank line of credit [1]	N/A	N/A	N/A
Long-term debt	8.10%	7.73%	7.71%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.3%	99.4%	99.5%
Floating-rate debt	0.7%	0.6%	0.5%

1	There were no borrowings at the periods above. However, we do pay fees for unused borrowing capacity and standby letters of credit.

There were no material scheduled debt payments during the first three months of 2014. However, we purchased $506.4 million  principal amount of outstanding debt through a tender offer as described in Note 7 to the condensed consolidated financial statements. This debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area.

Our $0.2 million of current maturities of long-term debt as of March 31, 2014 is due as follows:

Current
in millions	Maturities
Second quarter 2014	$ 0.0
Third quarter 2014	0.1
Fourth quarter 2014	0.0
First quarter 2015	0.1

We expect to retire the current maturities using existing cash.

In March 2014, we amended our $500.0 million line of credit to, among other things, extend the term from March 2018 to March 2019, eliminate the borrowing capacity governor of eligible accounts receivable and eligible inventory, and provide for the line of credit to become unsecured upon achievement of certain credit metrics and/or credit ratings. Until such metrics/ratings are achieved, the line of credit is secured by accounts receivable and inventory. As of March 31, 2014,  our available borrowing capacity was $425.8 million.

Utilization of the borrowing capacity under our line of credit as of March 31, 2014:

▪	none was drawn
▪	$53.3 million was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25% based on our total debt to EBITDA ratio, or an alternative rate derived from the lender’s prime rate. Letters of credit issued under the line of credit are charged a fee equal to the applicable margin for LIBOR based borrowing. As of March 31, 2014, the applicable margin was 2.25%.

debt ratings

Our debt ratings and outlooks as of March 31, 2014 are summarized below:

	Rating/Outlook	Date		Description
Senior Secured Line of Credit
Moody's	Ba2/negative	7/12/2012	[2]	downgraded from Ba1/new
Senior Unsecured [1]
Moody's	Ba3/negative	7/12/2012	[3]	downgraded from Ba2/negative
Standard & Poor's	BB/positive	1/23/2014		outlook changed from stable to positive

1	Not all of our long-term debt is rated.
2	On April 22, 2014, the rating/outlook was upgraded to Ba1/stable.
3	On April 22, 2014, the rating was reaffirmed while the outlook was upgraded to stable.

Equity

Our common stock issuances are summarized below:

	March 31	December 31	March 31
in thousands	2014	2013	2013
Common stock shares at beginning of year,
issued and outstanding	130,200	129,721	129,721
Common Stock Issuances
401(k) retirement plans	357	71	0
Share-based compensation plans	245	408	231
Common stock shares at end of period,
issued and outstanding	130,802	130,200	129,952

We occasionally sell shares of common stock to the trustee of our 401(k)  retirement plans to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	three months ended March 31, 2014 — issued 0.4 million shares for cash proceeds of $22.8 million
▪	twelve months ended December 31, 2013 — issued 0.1 million shares for cash proceeds of $3.8 million
▪	three months ended March 31, 2013 — no shares issued

There were no shares held in treasury as of March 31, 2014, December 31, 2013 and March 31, 2013. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of March  31, 2014.

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

As a result of our March 2014 debt purchases as described in Note 7 to the condensed consolidated financial statements, our obligations to make future payments under contracts decreased as follows:

	Payments Due by Year
in millions	2014	2015-2016	2017-2018	Thereafter	Total
Cash Contractual Obligations
Long-term debt excluding bank line of credit
Principal payments	$ 0.0	$ (375.0)	$ (131.4)	$ 0.0	$ (506.4)
Interest payments	(25.6)	(63.6)	(8.4)	0.0	(97.6)
Total	$ (25.6)	$ (438.6)	$ (139.8)	$ 0.0	$ (604.0)

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2014.

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
▪

the increasing reliance on information technology infrastructure for our ticketing, procurement, financial statements and other processes can adversely affect operations in the event that the infrastructure does not work as intended or experiences technical difficulties or is subjected to cyber attacks

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

Our Board of Directors has also adopted:

▪	Corporate Governance Guidelines
▪	Charters for its Audit, Compensation, Finance, Governance and Safety, Health & Environment Committees

These documents meet all applicable SEC and New York Stock Exchange regulatory requirements.

The Audit, Compensation and Governance Charters are available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

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

At March 31, 2014, the estimated fair value of our long-term debt instruments including current maturities was $2,314.1 million compared to a book value of $2,007.0 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $117.1 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We are in the process of replacing our legacy information technology systems and have completed the implementation of our financial reporting software, which is a major component of the replacement. In addition, we have substantially completed implementation of our quote to cash software system, which is another significant component of the replacement. The new information technology systems are the source for most of the information presented in this Quarterly Report on Form 10-Q. We are continuing to work towards full implementation of the quote to cash system and expect the implementation to be completed during the third quarter of 2014.

As part of divestiture of our cement and concrete businesses in the Florida area, we entered into a Transition Services Agreement with the buyer, whereby we agreed to continue to provide certain services for the divested facilities during 2014. All services will be performed in our existing systems and under our current control environment. The service agreement does not require significant changes to our current control environment beyond ensuring proper segregation of duties over processing of third-party transactions. Controls were established and implemented to facilitate proper handling of the third-party data, including controls to protect against comingling of information and controls to prevent improper access to information.

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the first quarter of 2014.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended December 31, 2013.

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

VULCAN MATERIALS COMPANY
Date May 12, 2014	/s/ Ejaz A, Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date May 12, 2014	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial Officer (Principal Financial Officer)