Form 10-Q
period 2014-06-30
Vulcan Materials CO
filed 2014-08-06
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at June 30, 2014 130,910,161

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2014 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
	Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	39
	Item 1A.	Risk Factors	39
	Item 4.	Mine Safety Disclosures	39
	Item 6.	Exhibits	40
		Signatures	41

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	June 30	December 31	June 30
in thousands, except per share data	2014	2013	2013
Assets
Cash and cash equivalents	$ 227,684	$ 193,738	$ 86,979
Restricted cash	62,087	0	0
Accounts and notes receivable
Accounts and notes receivable, gross	439,938	344,475	410,021
Less: Allowance for doubtful accounts	(5,606)	(4,854)	(5,339)
Accounts and notes receivable, net	434,332	339,621	404,682
Inventories
Finished products	260,111	270,603	266,489
Raw materials	20,458	29,996	29,863
Products in process	1,104	6,613	5,415
Operating supplies and other	28,041	37,394	38,720
Inventories	309,714	344,606	340,487
Current deferred income taxes	40,858	40,423	39,275
Prepaid expenses	27,309	22,549	27,300
Assets held for sale	0	10,559	12,926
Total current assets	1,101,984	951,496	911,649
Investments and long-term receivables	42,128	42,387	43,194
Property, plant & equipment
Property, plant & equipment, cost	6,396,658	6,933,602	6,735,203
Reserve for depreciation, depletion & amortization	(3,494,896)	(3,621,585)	(3,519,862)
Property, plant & equipment, net	2,901,762	3,312,017	3,215,341
Goodwill	3,081,521	3,081,521	3,081,521
Other intangible assets, net	633,442	697,578	698,471
Other noncurrent assets	173,061	174,144	170,048
Total assets	$ 7,933,898	$ 8,259,143	$ 8,120,224
Liabilities
Current maturities of long-term debt	$ 158	$ 170	$ 161
Short-term debt	0	0	100,000
Trade payables and accruals	178,239	139,345	128,142
Other current liabilities	171,008	159,620	163,466
Total current liabilities	349,405	299,135	391,769
Long-term debt	2,006,379	2,522,243	2,524,420
Noncurrent deferred income taxes	704,544	701,075	664,967
Deferred revenue	217,589	219,743	73,068
Other noncurrent liabilities	569,794	578,841	652,480
Total liabilities	3,847,711	4,321,037	4,306,704
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Issued 130,910, 130,200 and 129,963 shares, respectively	130,910	130,200	129,963
Capital in excess of par value	2,665,793	2,611,703	2,592,239
Retained earnings	1,382,711	1,295,834	1,247,984
Accumulated other comprehensive loss	(93,227)	(99,631)	(156,666)
Total equity	4,086,187	3,938,106	3,813,520
Total liabilities and equity	$ 7,933,898	$ 8,259,143	$ 8,120,224
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited		June 30		June 30
in thousands, except per share data	2014	2013	2014	2013
Net sales	$ 756,289	$ 696,078	$ 1,304,785	$ 1,200,632
Delivery revenues	34,854	42,655	60,778	76,263
Total revenues	791,143	738,733	1,365,563	1,276,895
Cost of goods sold	581,501	563,183	1,095,904	1,050,082
Delivery costs	34,854	42,655	60,778	76,263
Cost of revenues	616,355	605,838	1,156,682	1,126,345
Gross profit	174,788	132,895	208,881	150,550
Selling, administrative and general expenses	67,615	64,902	133,733	129,557
Gain on sale of property, plant & equipment
and businesses, net	1,162	23,410	237,526	27,520
Restructuring charges	0	0	0	(1,509)
Other operating expense, net	(5,089)	(4,537)	(14,758)	(10,196)
Operating earnings	103,246	86,866	297,916	36,808
Other nonoperating income, net	1,798	286	4,622	2,658
Interest expense, net	40,551	50,873	160,639	103,623
Earnings (loss) from continuing operations
before income taxes	64,493	36,279	141,899	(64,157)
Provision for (benefit from) income taxes	17,982	6,151	40,882	(32,666)
Earnings (loss) from continuing operations	46,511	30,128	101,017	(31,491)
Earnings (loss) on discontinued operations, net of tax	(544)	(1,356)	(1,054)	5,427
Net earnings (loss)	$ 45,967	$ 28,772	$ 99,963	$ (26,064)
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	584	835	3,569	1,689
Adjustment for funded status of benefit plans	0	60,299	2,943	60,299
Amortization of actuarial loss and prior service
cost for benefit plans	1,115	3,431	(108)	6,863
Other comprehensive income	1,699	64,565	6,404	68,851
Comprehensive income	$ 47,666	$ 93,337	$ 106,367	$ 42,787
Basic earnings (loss) per share
Continuing operations	$ 0.35	$ 0.23	$ 0.77	$ (0.24)
Discontinued operations	0.00	(0.01)	(0.01)	0.04
Net earnings (loss)	$ 0.35	$ 0.22	$ 0.76	$ (0.20)
Diluted earnings (loss) per share
Continuing operations	$ 0.35	$ 0.23	$ 0.76	$ (0.24)
Discontinued operations	0.00	(0.01)	(0.01)	0.04
Net earnings (loss)	$ 0.35	$ 0.22	$ 0.75	$ (0.20)
Weighted-average common shares outstanding
Basic	131,149	130,250	130,980	130,219
Assuming dilution	132,876	131,332	132,468	130,219
Cash dividends per share of common stock	$ 0.05	$ 0.01	$ 0.10	$ 0.02
Depreciation, depletion, accretion and amortization	$ 68,323	$ 76,961	$ 137,702	$ 152,557
Effective tax rate from continuing operations	27.9%	17.0%	28.8%	50.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited		June 30
in thousands	2014	2013
Operating Activities
Net earnings (loss)	$ 99,963	$ (26,064)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	137,702	152,557
Net gain on sale of property, plant & equipment and businesses	(237,526)	(40,550)
Contributions to pension plans	(2,791)	(2,308)
Share-based compensation	11,928	11,102
Excess tax benefits from share-based compensation	(3,242)	(888)
Deferred tax provision (benefit)	24	(31,581)
Cost of debt purchase	72,949	0
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(59,893)	(108,295)
Other, net	3,786	682
Net cash provided by (used for) operating activities	22,900	(45,345)
Investing Activities
Purchases of property, plant & equipment	(116,312)	(60,041)
Proceeds from sale of property, plant & equipment	20,454	2,517
Proceeds from sale of businesses, net of transaction costs	719,089	52,908
Payment for businesses acquired, net of acquired cash	(207)	(89,951)
Increase in restricted cash	(62,087)	0
Other, net	0	2
Net cash provided by (used for) investing activities	560,937	(94,565)
Financing Activities
Proceeds from line of credit	0	111,000
Payment of current maturities, long-term debt and line of credit	(579,694)	(161,477)
Proceeds from issuance of common stock	27,539	0
Dividends paid	(13,074)	(2,598)
Proceeds from exercise of stock options	12,095	3,598
Excess tax benefits from share-based compensation	3,242	888
Other, net	1	0
Net cash used for financing activities	$ (549,891)	$ (48,589)
Net increase (decrease) in cash and cash equivalents	33,946	(188,499)
Cash and cash equivalents at beginning of year	193,738	275,478
Cash and cash equivalents at end of period	$ 227,684	$ 86,979
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

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

RESTRUCTURING CHARGES

In 2012, our Board approved a Profit Enhancement Plan that further leveraged our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During the first half of 2013, we incurred $1,509,000 of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We do not anticipate any future material charges related to this Profit Enhancement Plan.

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
Weighted-average common shares
outstanding	131,149	130,250	130,980	130,219
Dilutive effect of
Stock options/SOSARs	663	442	677	0
Other stock compensation plans	1,064	640	811	0
Weighted-average common shares
outstanding, assuming dilution	132,876	131,332	132,468	130,219

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: six months ended June 30, 2013 — 1,113,000.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
Antidilutive common stock equivalents	2,356	2,899	2,356	2,899

Note 2: Discontinued Operations

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements. In March 2013, we received the final earn-out payment in the amount of $13,031,000. We were liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on the prior years’ earn-out results. As of June  30, 2013, we had accrued $1,303,000 for the 2013 transaction bonus which was subsequently paid in 2013.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no net sales or revenues from discontinued operations for the periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
Discontinued Operations
Pretax loss	$ (897)	$ (2,221)	$ (1,739)	$ (2,761)
Gain on disposal, net of transaction bonus	0	0	0	11,728
Income tax (provision) benefit	353	865	685	(3,540)
Earnings (loss) on discontinued operations,
net of income taxes	$ (544)	$ (1,356)	$ (1,054)	$ 5,427

The pretax losses from discontinued operations noted above were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

Note 3: Income Taxes

Our estimated annual effective tax rate (EAETR) is based on full year expectations of pretax book earnings, statutory tax rates, permanent differences between book and tax accounting such as percentage depletion, and tax planning alternatives available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we calculate our quarterly income tax provision in accordance with the EAETR. Each quarter, we update our EAETR based on our revised full year expectation of pretax book earnings and calculate the income tax provision so that the year-to-date income tax provision reflects the EAETR. Significant judgment is required in determining our EAETR.

When expected pretax book earnings for the full year are at or near breakeven, the EAETR can distort the income tax provision for an interim period due to the size and nature of our permanent differences. In these circumstances, we calculate the interim income tax provision using the year-to-date effective tax rate. This method results in an income tax provision based solely on the year-to-date pretax book earnings as adjusted for permanent differences on a pro rata basis. In the second quarter of 2014, income taxes were calculated based on the EAETR. In the second quarter of 2013, income taxes were calculated based on the year-to-date effective tax rate.

We recorded an income tax provision from continuing operations of $17,982,000 in the second quarter of 2014 compared to $6,151,000 in the second quarter of 2013.  The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

We recorded an income tax provision from continuing operations of $40,882,000 for the six months ended June 30, 2014 compared to an income tax benefit from continuing operations of $32,666,000 for the six months ended June 30, 2013. The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

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

Based on our second quarter 2014 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of the state net operating loss carryforwards for which a valuation allowance has been recorded. For year-end 2014, we project a valuation allowance of $54,855,000 against our state net operating loss deferred tax asset carryforwards; an increase of $8,575,000 from the prior year-end. Of the $54,855,000 valuation allowance, $53,433,000 relates to our Alabama net operating loss carryforward. The remaining valuation allowance of $1,422,000 relates to other state net operating loss carryforwards. This change in the valuation allowance is reflected as a component of our income tax provision.

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

The common key terms of both VPP transactions are:

▪	the purchaser has a nonoperating interest in future production entitling them to a percentage of future production
▪	there is no minimum annual or cumulative production or sales volume, nor any minimum sales price guarantee
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

The key terms specific to the 2013 VPP transaction are:

▪

terminates at the earlier to occur of September 30, 2051 or the sale of 250.8 million tons of aggregates from the specified quarries; based on historical and projected volumes from the specified quarries, it is expected that 250.8 million tons will be sold prior to September 30, 2051

▪

the purchaser's percentage of the maximum 250.8 million tons of future production is estimated, based on current sales volume projection, to be 11.5% (approximately 29 million tons); the actual percentage may vary

The key terms specific to the 2012 VPP transaction are:

▪

terminates at the earlier to occur of December 31, 2052 or the sale of 143.2 million tons of aggregates from the specified quarries; based on historical and projected volumes from the specified quarries, it is expected that 143.2 million tons will be sold prior to December 31, 2052

▪

the purchaser's percentage of the maximum 143.2 million tons of future production is estimated, based on current sales volume projection, to be 10.5% (approximately 15 million tons); the actual percentage may vary

The impact to our net sales and gross margin related to the VPPs is outlined as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
Amortization of deferred revenue	$ 1,357	$ 324	$ 2,341	$ 576
Purchaser's proceeds from sale of production	(4,137)	(1,069)	(7,081)	(1,898)
Decrease to net sales and gross margin	$ (2,780)	$ (745)	$ (4,740)	$ (1,322)

Based on expected aggregates sales from the specified quarries, we anticipate recognizing a range of $4,800,000 to $5,800,000 of deferred revenue during the 12-month period ending June 30, 2015.

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1
	June 30	December 31	June 30
in thousands	2014	2013	2013
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 14,365	$ 15,255	$ 13,689
Equities	14,052	12,828	10,638
Total	$ 28,417	$ 28,083	$ 24,327

Level 2
	June 30	December 31	June 30
in thousands	2014	2013	2013
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,349	$ 1,244	$ 1,507
Total	$ 1,349	$ 1,244	$ 1,507

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

Net gains of the Rabbi Trust investments were $3,428,000 and $1,093,000 for the six months ended June  30, 2014 and 2013, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at June  30, 2014 and 2013 were $1,480,000 and $941,000,  respectively.

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

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2013. Assets that were subject to fair value measurement on a nonrecurring basis in 2014 are summarized below:

As of June 30, 2014
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

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statement	2014	2013	2014	2013
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (969)	$ (1,386)	$ (5,903)	$ (2,801)

The 2014 loss reclassified from AOCI includes the acceleration of a proportional amount of the deferred loss in the amount of $3,762,000 referable to the debt purchase as disclosed in Note 7.

For the 12-month period ending June  30, 2015, we estimate that $4,073,000 of the pretax loss in AOCI will be reclassified to earnings.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2014	2013	2014	2013
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 484	$ 1,074	$ 9,678	$ 2,131

The amortized deferred gain for the six months ended June 30, 2014 includes the acceleration of a proportional amount of the deferred gain in the amount of $8,032,000 referable to the debt purchase as disclosed in Note 7.

Note 7: Debt

Debt is summarized as follows:

	June 30	December 31	June 30
in thousands	2014	2013	2013
Short-term Debt
Bank line of credit	$ 0	$ 0	$ 100,000
Total short-term debt	$ 0	$ 0	$ 100,000
Long-term Debt
10.125% notes due 2015 [1]	$ 151,446	$ 151,897	$ 152,317
6.50% notes due 2016 [2]	127,445	511,627	513,369
6.40% notes due 2017 [3]	218,582	349,907	349,897
7.00% notes due 2018 [4]	399,794	399,772	399,751
10.375% notes due 2018 [5]	248,934	248,843	248,757
7.50% notes due 2021 [6]	600,000	600,000	600,000
7.15% notes due 2037 [7]	239,566	239,561	239,557
Medium-term notes	6,000	6,000	6,000
Industrial revenue bonds	14,000	14,000	14,000
Other notes	770	806	933
Total long-term debt including current maturities	$ 2,006,537	$ 2,522,413	$ 2,524,581
Less current maturities	158	170	161
Total long-term debt	$ 2,006,379	$ 2,522,243	$ 2,524,420
Estimated fair value of long-term debt	$ 2,312,178	$ 2,820,399	$ 2,756,202

1

Includes an increase for the unamortized deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: June  30, 2014 — $1,587 thousand, December 31, 2013 — $2,082 thousand and June 30, 2013 — $2,543 thousand. Additionally, includes decreases for unamortized discounts, as follows: June  30, 2014 — $141 thousand, December 31, 2013 — $185 thousand and June 30, 2013 — $226 thousand. The effective interest rate for these notes is 9.58%.

2

Includes an increase for the unamortized deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: June  30, 2014 — $2,444 thousand, December 31, 2013 — $11,627 thousand and June  30, 2013 — $13,369 thousand. The effective interest rate for these notes is 6.00%.

3

Includes decreases for unamortized discounts, as follows: June  30, 2014 — $51 thousand, December 31, 2013 — $93 thousand and June 30, 2013 — $103 thousand. The effective interest rate for these notes is 7.41%.

4

Includes decreases for unamortized discounts, as follows: June 30, 2014 — $206 thousand, December 31, 2013 — $228 thousand and June 30, 2013 — $249 thousand. The effective interest rate for these notes is 7.87%.

5

Includes decreases for unamortized discounts, as follows: June 30, 2014 — $1,066 thousand, December 31, 2013 — $1,157 thousand and June 30, 2013 — $1,243 thousand. The effective interest rate for these notes is 10.63%.

6	The effective interest rate for these notes is 7.75%.
7

Includes decreases for unamortized discounts, as follows: June 30, 2014 — $622 thousand, December 31, 2013 — $627 thousand and June 30, 2013 — $631 thousand. The effective interest rate for these notes is 8.05%.

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

There were no material scheduled debt payments during the first six months of 2014. However, as described below, we purchased $506,366,000 principal amount of outstanding debt through a tender offer in the first quarter of 2014. Scheduled debt payments during 2013 included $10,000,000 in January to retire the 8.70% medium-term note and $140,444,000 in June to retire the 6.30% notes.

In March 2014, we purchased $506,366,000 principal amount of outstanding debt through a tender offer as follows: $374,999,000 of 6.50% notes due in 2016 and $131,367,000 of 6.40% notes due in 2017. This debt purchase was funded by the sale of our cement and concrete businesses in the Florida area as described in Note 16. The March 2014 debt purchases cost $579,659,000, including a $71,829,000 premium above the principal amount of the notes and transaction costs of $1,464,000.  The premium primarily reflects the trading prices of the notes relative to par prior to the tender offer commencement. Additionally, we recognized a net benefit of $344,000 associated with the acceleration of a proportional amount of unamortized discounts, deferred gains, deferred financing costs and amounts accumulated in OCI. The combined charge of $72,949,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the six month period ended June 30, 2014.

Additionally, in  March 2014, we amended our $500,000,000 line of credit to, among other things, extend the term from March 2018 to March 2019, eliminate the borrowing capacity governor of eligible accounts receivable and eligible inventory, and provide for the line of credit to become unsecured upon achievement of certain credit metrics and/or credit ratings. Until such metrics/ratings are achieved, the line of credit is secured by accounts receivable and inventory. As of June 30, 2014, our available borrowing capacity was $446,732,000.

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of LIBOR plus a margin ranging from 1.50% to 2.25%, or an alternative rate derived from the lender’s prime rate, based on our total debt to EBITDA ratio. Borrowings on our line of credit are classified as short-term due to our intent to repay any borrowings within twelve months. As of June 30, 2014, the applicable margin for LIBOR based borrowing was 2.00%.

Note 8: Commitments and Contingencies

LETTERS OF CREDIT

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our letters of credit are issued by banks that participate in our $500,000,000 line of credit, and reduce the borrowing capacity thereunder. We pay a fee for all letters of credit equal to the margin (ranges from 1.50% to 2.25%) applicable to LIBOR based borrowings under the line of credit, plus 0.175%. Our standby letters of credit as of June 30, 2014 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 32,839
Industrial revenue bond	14,230
Reclamation/restoration requirements	6,199
Total	$ 53,268

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

lower passaic river matter

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the Passaic River (River).  As an interim step related to the 2007 AOC, on June 18, 2012 Vulcan and 69 other companies voluntarily entered into an Administrative Settlement Agreement and Order on Consent with the EPA for remediation actions focused at River Mile 10.9. On June 25, 2012, the EPA issued a Unilateral Administrative Order for Removal Response Activities to Occidental Chemical Corporation ordering Occidental to participate and cooperate in the remediation action at River Mile 10.9.  This remedial action is now complete, and we will not report on it further.

Separately, on April 11, 2014, the EPA issued a proposed Focused Feasibility Study (FFS) that calls for  a  bank-to-bank dredging  remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is approximately $950 million to $1.73 billion. The period for public comment on the proposed FFS remains open. After the comments are received, the EPA will issue its final record of decision, probably sometime in 2015.

At this time, we cannot reasonably estimate our ultimate liability related to this matter because the RI/FS and FFS are not final. Furthermore, the AOC does not obligate us to fund or perform the remedial action contemplated by either the RI/FS or the FFS. Vulcan formerly owned a chemicals operation near River Mile 0.1, which was sold in 1974. The Company has found no evidence that its former chemicals operation contributed any of the primary contaminants of concern to the River. Therefore, neither the ultimate remedial approach and associated costs (or range of costs), nor the parties who will participate in funding the remediation and their respective allocations, have been determined.

Based on the facts available at this time, we believe our liability related to any remedial actions will be immaterial.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
ARO Operating Costs
Accretion	$ 2,913	$ 2,817	$ 5,852	$ 4,823
Depreciation	983	830	1,980	1,609
Total	$ 3,896	$ 3,647	$ 7,832	$ 6,432

ARO operating costs are reported in cost of goods sold. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
Asset Retirement Obligations
Balance at beginning of period	$ 225,831	$ 156,458	$ 228,234	$ 150,072
Liabilities incurred	0	65,587	0	65,587
Liabilities settled	(7,593)	(5,219)	(12,843)	(6,511)
Accretion expense	2,913	2,817	5,852	4,823
Revisions up (down), net	3,966	3,208	3,874	8,880
Balance at end of period	$ 225,117	$ 222,851	$ 225,117	$ 222,851

The liabilities incurred during the second quarter of 2013 relate primarily to reclamation activities required under a development agreement and a conditional use permit at an aggregates facility on owned property in Southern California.

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

Effective July 15, 2007, we amended our defined benefit pension plans to no longer accept new participants. In December 2013, we amended our defined benefit pension plans so that future service accruals for salaried pension participants ceased effective December 31, 2013. This change included a special transition provision which will allow covered compensation through December 31, 2015 to be considered in the participants’ benefit calculations. The amendment resulted in a curtailment and remeasurement of the salaried and nonqualified pension plans as of May 31, 2013 that reduced our 2013 pension expense by approximately $7,600,000 (net of the one-time curtailment loss) of which $800,000 was related to discontinued operations.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$ 1,040	$ 5,821	$ 2,079	$ 11,894
Interest cost	11,098	10,291	22,196	20,637
Expected return on plan assets	(12,700)	(11,815)	(25,401)	(23,574)
Curtailment loss	0	855	0	855
Amortization of prior service cost	47	85	94	180
Amortization of actuarial loss	2,805	5,575	5,610	11,995
Net periodic pension benefit cost	$ 2,290	$ 10,812	$ 4,578	$ 21,987
Pretax reclassification from AOCI included in
net periodic pension benefit cost	$ 2,852	$ 6,515	$ 5,704	$ 13,030

Prior contributions, along with the existing funding credits, are sufficient to cover required contributions to the qualified plans through 2014. However, we anticipate making an approximate $2,000,000 discretionary pension contribution in 2014.

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

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$ 537	$ 707	$ 1,073	$ 1,415
Interest cost	825	815	1,649	1,630
Curtailment gain	0	0	(3,832)	0
Amortization of prior service credit	(1,082)	(1,216)	(2,164)	(2,432)
Amortization of actuarial loss	56	343	113	686
Net periodic postretirement benefit cost	$ 336	$ 649	$ (3,161)	$ 1,299
Pretax reclassification from AOCI included in
net periodic postretirement benefit cost	$ (1,026)	$ (873)	$ (5,883)	$ (1,746)

The reclassifications from AOCI noted in the tables above are related to curtailment gains, amortization of prior service costs or credits and actuarial losses as shown in Note 11.

The March 2014 sale of our cement and concrete businesses in the Florida area (see Note 16) significantly reduced total expected future service of our postretirement plans resulting in a one-time curtailment gain of $3,832,000. This gain was reflected within gain on sale of property, plant & equipment, net in our accompanying Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2014.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2014	2013	2013
AOCI
Cash flow hedges	$ (21,609)	$ (25,178)	$ (26,481)
Pension and postretirement benefit plans	(71,618)	(74,453)	(130,185)
Total	$ (93,227)	$ (99,631)	$ (156,666)

Changes in AOCI, net of tax, for the six months ended June  30, 2014 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2013	$ (25,178)	$ (74,453)	$ (99,631)
Other comprehensive income (loss)
before reclassifications [1]	0	2,943	2,943
Amounts reclassified from AOCI	3,569	(108)	3,461
Net current period OCI changes	3,569	2,835	6,404
Balance as of June 30, 2014	$ (21,609)	$ (71,618)	$ (93,227)

1	Remeasurement of the postretirement obligation was a result of the March 2014 sale of our cement and concrete businesses in the Florida area (see Note 16).

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
		June 30		June 30
in thousands	2014	2013	2014	2013
Reclassification Adjustment for Cash Flow
Hedges Losses
Interest expense	$ 969	$ 1,386	$ 5,903	$ 2,801
Benefit from income taxes	(385)	(551)	(2,334)	(1,112)
Total	$ 584	$ 835	$ 3,569	$ 1,689
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of goods sold	$ 1,445	$ 4,553	$ (141)	$ 9,010
Selling, administrative and general expenses	382	1,089	(36)	2,274
(Benefit from) provision for income taxes	(712)	(2,211)	69	(4,421)
Total	$ 1,115	$ 3,431	$ (108)	$ 6,863
Total reclassifications from AOCI to earnings	$ 1,699	$ 4,266	$ 3,461	$ 8,552

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

In June 2014, we issued 16,896 shares of common stock in connection with the purchase of a permitted quarry.

We occasionally sell shares of common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	six months ended June 30, 2014 — issued 435,655 shares for cash proceeds of $27,539,000
▪	twelve months ended December 31, 2013 — issued 71,208 shares for cash proceeds of $3,821,000
▪	six months ended June 30, 2013 — no shares issued

Changes in total equity for the six months ended June  30, 2014 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2013	$ 3,938,106
Net earnings	99,963
Common stock issued
Acquisition	1,094
401(k) Trustee	27,539
Share-based compensation plans	10,985
Share-based compensation expense	11,928
Excess tax benefits from share-based compensation	3,242
Cash dividends on common stock ($0.10 per share)	(13,074)
Other comprehensive income	6,404
Balance at June 30, 2014	$ 4,086,187

There were no shares held in treasury as of June 30, 2014, December 31, 2013 and June 30, 2013. As of June 30, 2014,  3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended		Six Months Ended
		June 30		June 30
in millions	2014	2013	2014	2013
Total Revenues
Aggregates [1]
Segment revenues	$ 595.6	$ 508.4	$ 999.9	$ 867.4
Intersegment sales	(43.1)	(44.4)	(86.5)	(78.0)
Net sales	552.5	464.0	913.4	789.4
Concrete [2]
Segment revenues	93.8	120.3	189.8	220.2
Net sales	93.8	120.3	189.8	220.2
Asphalt Mix
Segment revenues	107.8	99.9	190.8	167.2
Net sales	107.8	99.9	190.8	167.2
Cement [3]
Segment revenues	2.2	23.8	20.0	46.5
Intersegment sales	0.0	(11.9)	(9.2)	(22.7)
Net sales	2.2	11.9	10.8	23.8
Totals
Net sales	756.3	696.1	1,304.8	1,200.6
Delivery revenues	34.8	42.6	60.8	76.3
Total revenues	$ 791.1	$ 738.7	$ 1,365.6	$ 1,276.9
Gross Profit
Aggregates	$ 161.7	$ 127.1	$ 200.2	$ 151.9
Concrete [2]	3.2	(5.8)	(6.0)	(15.9)
Asphalt Mix	9.0	9.2	13.7	11.2
Cement [3]	0.9	2.4	1.0	3.4
Total	$ 174.8	$ 132.9	$ 208.9	$ 150.6
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 56.3	$ 56.6	$ 111.0	$ 112.5
Concrete [2]	4.8	8.2	10.8	16.2
Asphalt Mix	2.4	2.1	4.8	4.2
Cement [3]	0.2	4.4	1.2	8.3
Other	4.6	5.7	9.9	11.4
Total	$ 68.3	$ 77.0	$ 137.7	$ 152.6
Identifiable Assets [4]
Aggregates			$ 7,126.4	$ 6,851.9
Concrete [2]			238.7	390.3
Asphalt Mix			224.9	293.3
Cement [3]			6.0	408.2
Total identifiable assets			$ 7,596.0	$ 7,943.7
General corporate assets			110.2	89.5
Cash items			227.7	87.0
Total			$ 7,933.9	$ 8,120.2

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as transportation and service revenues associated with the aggregates business.
2	Includes ready-mixed concrete, concrete block, precast concrete, as well as building materials purchased for resale. On March 7, 2014, we sold our concrete business in the Florida area (see Note 16).
3	Includes cement and calcium products. On March 7, 2014, we sold our cement business (see Note 16).
4

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
		June 30
in thousands	2014	2013
Cash Payments
Interest (exclusive of amount capitalized)	$ 162,110	$ 100,598
Income taxes	13,867	9,087
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant
& equipment	$ 12,482	$ 4,212
Amounts referable to business acquisition
Liabilities assumed	755	232
Fair value of equity consideration	1,094	0

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business combination (acquisition) exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2014 and 2013.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. There were no  changes in the carrying amount of goodwill by reportable segment from December 31, 2013 to June 30, 2014 as summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Goodwill, Gross Carrying Amount
Total as of December 31, 2013	$ 2,989,888	$ 0	$ 91,633	$ 252,664	$ 3,334,185
Total as of June 30, 2014	$ 2,989,888	$ 0	$ 91,633	$ 252,664	$ 3,334,185
Goodwill, Accumulated Impairment Losses [1]
Total as of December 31, 2013	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Total as of June 30, 2014	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2013	$ 2,989,888	$ 0	$ 91,633	$ 0	$ 3,081,521
Total as of June 30, 2014	$ 2,989,888	$ 0	$ 91,633	$ 0	$ 3,081,521

1	The goodwill for the Cement segment was fully impaired in 2008.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

In the first quarter of 2014, we sold our cement and concrete businesses in the Florida area for net pretax cash proceeds of $719,089,000 resulting in a pretax gain of $229,094,000. We retained all of our Florida aggregates operations, our Cement segment’s calcium operation in Brooksville, Florida and real estate associated with certain former ready-mixed concrete facilities. Under a separate supply agreement, we will continue to provide aggregates to the divested concrete facilities, at market prices, for a period of 20 years. As a result of the continuing cash flows (generated via the supply agreement and the retained operation and assets), the disposition is not reported as discontinued operations.

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
▪

First quarter — two aggregates production facilities for $59,968,000. The initial accounting for the business combination was not finalized until the third quarter as appraisals of amortizable intangible assets (contractual rights in place) and property, plant & equipment were not completed. Provisional amounts for contractual rights in place and property, plant & equipment were subsequently adjusted in the second and third quarters of 2013 to the appraised values. These adjustments resulted in an increase in contractual rights in place from $800,000 to $3,620,000, an increase in property, plant & equipment from $45,888,000 to $52,583,000, a decrease in goodwill from $9,759,000 to $0 and other minor adjustments to working capital. The Condensed Consolidated Balance Sheet as of June 30, 2013 has been retrospectively adjusted. The Condensed Consolidated Statement of Comprehensive Income has not been retrospectively adjusted as the impact was immaterial

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

No assets meet the criteria for held for sale at June 30, 2014. As of December 31, 2013 and June  30, 2013, a previously mined and subsequently reclaimed tract of land within our Aggregates segment is presented in the accompanying Condensed Consolidated Balance Sheets as assets held for sale. This land tract sold in the first quarter of 2014. In addition, as of June 30, 2013, reclaimed land associated with a former site of a ready-mixed concrete facility within our Concrete segment is presented in the accompanying Condensed Consolidated Balance Sheet as assets held for sale. This land subsequently sold in the third quarter of 2013. The major classes of assets and liabilities of assets classified as held for sale are as follows:

	December 31	June 30
in thousands	2013	2013
Held for Sale
Property, plant & equipment, net	$ 10,559	$ 12,926
Total assets held for sale	$ 10,559	$ 12,926

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

GUIDANCE ON FINANCIAL STATEMENT PRESENTATION OF UNRECOGNIZED TAX BENEFIT  As of and for the interim period ended March 31, 2014, we adopted Accounting Standards Update (ASU) No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU. When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

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

ACCOUNTING STANDARDS PENDING ADOPTION

SHARE-BASED  AWARDS  In June 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period,” which clarifies the proper method of accounting for share-based awards when the terms of an award provide that a performance target could be achieved after the requisite service period. Under current guidance, there is a lack of consistency in the measurement of the grant-date fair values of awards with these types of performance targets. Under ASU 2014-12, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value. Rather, an entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods within those annual reporting periods. We currently account for share-based  awards with these types of performance targets in accordance with ASU 2014-12; therefore, we do not expect the adoption of this ASU to have any impact on our consolidated financial statements.

REVENUE RECOGNITION  In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU provides a more robust framework for addressing revenue issues and expands required revenue recognition disclosures.  This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods. Early adoption is not permitted. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements.

DISCONTINUED OPERATIONS REPORTING  In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the definition of and expands the disclosure requirements for discontinued operations. Under the new definition, discontinued operations reporting is limited to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The expanded disclosures for discontinued operations are meant to provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. Additionally, this ASU requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

Note 18:  Subsequent event

On July 18, 2014, we acquired four quarries in the San Francisco Bay Area of Northern California for 705,205 shares of our common stock and assumed $4,102,000 of the seller’s debt (total consideration of approximately $49,270,000). We issued 689,592 shares to the seller at closing and retained the remaining shares to true-up working capital balances.

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

EXECUTIVE SUMMARY

Financial highlights for Second Quarter 2014

Compared to second quarter 2013:

▪	Net sales increased $60.2 million, or 9%
▪	Gross profit increased $41.9 million, or 32%
▪	Aggregates segment gross profit increased $34.6 million, or 27%
▪	Shipments increased 10%, or 4.1 million tons
▪	Pricing increased 3% on a freight-adjusted basis
▪	Cash gross profit per ton was $5.00, an 8% increase
▪	Other combined segment gross profit improved $7.3 million
▪	Earnings from continuing operations were $0.35 per diluted share as compared to $0.23.
▪	The prior year’s second quarter earnings include $0.10 per diluted share related to the gain associated with the sale of four aggregates production facilities
▪	Adjusted EBITDA was $172.7 million, an increase of $31.9 million, or 23%

Our second quarter results further demonstrate the earnings leverage of volume growth in our aggregates business, and our continuing improvements to margins and unit profitability.  A 10% increase in aggregates volume helped drive a 27% increase in Aggregates segment gross profit. Cash gross profit per ton increased to $5.00, an 8% increase from the prior year’s second quarter and a record level of unit profitability for this segment. Across all of our businesses, gross profit as a percentage of net sales increased 4.0 percentage points (400 basis points).

We are maintaining our outlook for full year freight-adjusted aggregates pricing to improve 3  to 5% from the prior year. The overall pricing outlook for our aggregates products continues to improve with the recovery in demand for construction materials. As we look ahead to the second half of the year, we expect continuing margin improvement driven by price growth, operating leverage and other cost controls.

In our Concrete and Asphalt Mix segments, we have realized improvements in unit profitability, as measured by materials margin. We expect continued growth in private construction activity to benefit volumes and prices, leading to higher unit profitability in both our Concrete and Asphalt Mix segments. Overall, we expect our non-aggregates gross profit to be $40 to $50 million for the full year, compared to $13.6 million in 2013.

Selling, administrative and general (SAG) expenses are expected to be in line with the prior year, allowing us to leverage our overhead structure to expected higher sales.

We continue to experience accelerating demand recovery in most of our markets. Our aggregates shipments have increased year-over-year for five consecutive quarters,  and the markets Vulcan serves should continue to grow faster than the U.S. markets as a whole.

Growth in the private end markets continues to drive increased construction activity and demand for our products. Leading indicators, such as housing starts, nonresidential contract awards and employment, continue to show favorable above-average growth trends in Vulcan-served markets. These factors underpin our full year aggregates shipment forecast of a 7 to 9% increase in 2014. This volume growth, coupled with the continuing improvement in unit profitability, supports our expectations for strong earnings leverage and margin expansion — and we remain focused on achieving these expectations.

Our second quarter and first half results demonstrate the broadening recovery of our markets and the benefits of our powerful earnings leverage. Comparing the first half of 2014 to the first half of 2013, Adjusted EBITDA grew $45.0 million, or 27%, on a 9% increase in net sales. We expect to continue to deliver strong gains in earnings because of increasing demand in Vulcan-served markets.

We are pleased with the extension of the current highway bill until May 31, 2015 and the additional funding of $10.8 billion transferred to the Highway Trust Fund. Congress continues to work toward the ultimate passage of a new multi-year highway bill. In the meantime, large transportation projects and the growth in contract awards for highways in 2013 and 2014 will provide steady growth in the demand for this market segment. Overall, we expect modest growth in shipments into public end markets in 2014, and we are optimistic with respect to public infrastructure construction in 2015 and beyond.

Our confidence in a sustained multi-year recovery in aggregates demand continues to grow. Our markets are recovering off trough levels of demand and are outpacing the rest of the U.S. To support the anticipated increased level of shipments, and to further improve our production costs and operating efficiencies, we now project capital spending for 2014 to be approximately $240 million.

We are excited about our future as the leading aggregates supplier in the U.S. We remain focused on further improving the profitability of our existing businesses, strategically expanding our unmatched asset base to serve the needs of our customers, and continuing our disciplined management of capital.

In February 2012, our Board approved a two-year Planned Asset Sales initiative with targeted net proceeds of at least $500 million through the sale of non-core assets. The initiative concluded in the first quarter of 2014 with the sale of our cement and concrete business in the Florida area to Cementos Argos.  Including the $719.1 million of net proceeds from the Argos transaction, the Planned Asset Sales initiative generated over $1.1 billion of net proceeds. The proceeds from these sales were used to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders. Over this two-year period, we retired over $800 million of debt and reinvested over $240 million to strengthen our aggregates position in our strategic markets of California, Georgia, Texas and Virginia.

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

free cash flow

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Six Months Ended
	June 30
in millions	2014	2013
Net cash provided by (used for) operating activities	$ 22.9	$ (45.3)
Purchases of property, plant & equipment	(116.3)	(60.1)
Free cash flow	$ (93.4)	$ (105.4)

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2014	2013	2014	2013
Aggregates segment
Gross profit	$ 161.7	$ 127.1	$ 200.2	$ 151.9
DDA&A	56.3	56.6	111.0	112.5
Aggregates segment cash gross profit	$ 218.0	$ 183.7	$ 311.2	$ 264.4
Unit shipments - tons	43.6	39.6	73.3	67.4
Aggregates segment cash gross profit per ton	$ 5.00	$ 4.64	$ 4.25	$ 3.92
Concrete segment
Gross profit	$ 3.2	$ (5.8)	$ (6.0)	$ (15.9)
DDA&A	4.8	8.2	10.8	16.2
Concrete segment cash gross profit	$ 8.0	$ 2.4	$ 4.8	$ 0.3
Asphalt Mix segment
Gross profit	$ 9.0	$ 9.2	$ 13.7	$ 11.2
DDA&A	2.4	2.1	4.8	4.2
Asphalt Mix segment cash gross profit	$ 11.4	$ 11.3	$ 18.5	$ 15.4
Cement segment
Gross profit	$ 0.9	$ 2.4	$ 1.0	$ 3.4
DDA&A	0.2	4.4	1.2	8.3
Cement segment cash gross profit	$ 1.1	$ 6.8	$ 2.2	$ 11.7

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2014	2013	2014	2013
Net earnings (loss)	$ 46.0	$ 28.8	$ 100.0	$ (26.1)
Provision for (benefit from) income taxes	18.0	6.2	40.9	(32.7)
Interest expense, net	40.6	50.9	160.6	103.6
(Earnings) loss on discontinued operations, net of taxes	0.5	1.4	1.1	(5.4)
Depreciation, depletion, accretion and amortization	68.3	76.8	137.6	152.6
EBITDA	$ 173.4	$ 164.1	$ 440.2	$ 192.0
Gain on sale of real estate and businesses	$ (1.1)	$ (23.0)	$ (237.1)	$ (26.2)
Charges associated with divestitures	1.8	0.0	10.9	0.0
Amortization of deferred revenue	(1.4)	(0.3)	(2.3)	(0.6)
Restructuring charges	0.0	0.0	0.0	1.5
Adjusted EBITDA	$ 172.7	$ 140.8	$ 211.7	$ 166.7

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

consolidated operating Results

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share data	2014	2013	2014	2013
Net sales	$ 756.3	$ 696.1	$ 1,304.8	$ 1,200.6
Cost of goods sold	581.5	563.2	1,095.9	1,050.0
Gross profit	$ 174.8	$ 132.9	$ 208.9	$ 150.6
Selling, administrative and general expenses	$ 67.6	$ 64.9	$ 133.7	$ 129.6
Operating earnings	$ 103.2	$ 86.9	$ 297.9	$ 36.8
Interest expense, net	$ 40.6	$ 50.9	$ 160.6	$ 103.6
Earnings (loss) from continuing operations
before income taxes	$ 64.5	$ 36.3	$ 141.9	$ (64.2)
Earnings (loss) from continuing operations	$ 46.5	$ 30.1	$ 101.0	$ (31.5)
Earnings (loss) on discontinued operations,
net of taxes	(0.5)	(1.3)	(1.0)	5.4
Net earnings (loss)	$ 46.0	$ 28.8	$ 100.0	$ (26.1)
Basic earnings (loss) per share
Continuing operations	$ 0.35	$ 0.23	$ 0.77	$ (0.24)
Discontinued operations	0.00	(0.01)	(0.01)	0.04
Basic net earnings (loss)	$ 0.35	$ 0.22	$ 0.76	$ (0.20)
Diluted earnings (loss) per share
Continuing operations	$ 0.35	$ 0.23	$ 0.76	$ (0.24)
Discontinued operations	0.00	(0.01)	(0.01)	0.04
Diluted net earnings (loss)	$ 0.35	$ 0.22	$ 0.75	$ (0.20)
EBITDA	$ 173.4	$ 164.1	$ 440.2	$ 192.0
Adjusted EBITDA	$ 172.7	$ 140.8	$ 211.7	$ 166.7

ADJUSTED CONCRETE AND CEMENT SEGMENT FINANCIAL DATA

Comparative financial data adjusted for the March 7, 2014 sale of our concrete and cement businesses in the Florida area is summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2014	2013	2014	2013
Concrete Segment
Segment revenues
As reported	$ 93.8	$ 120.3	$ 189.8	$ 220.2
Adjusted	$ 93.8	$ 78.0	$ 157.1	$ 140.5

Net sales
As reported	$ 93.8	$ 120.3	$ 189.8	$ 220.2
Adjusted	$ 93.8	$ 78.0	$ 157.1	$ 140.5

Gross profit
As reported	$ 3.2	$ (5.8)	$ (6.0)	$ (15.9)
Adjusted	$ 3.2	$ 0.7	$ (2.3)	$ (3.3)

DDA&A
As reported	$ 4.8	$ 8.2	$ 10.8	$ 16.2
Adjusted	$ 4.8	$ 4.3	$ 9.4	$ 8.5
Cement Segment
Segment revenues
As reported	$ 2.2	$ 23.8	$ 20.0	$ 46.5
Adjusted	$ 2.2	$ 2.0	$ 4.0	$ 4.0

Net sales
As reported	$ 2.2	$ 11.9	$ 10.8	$ 23.8
Adjusted	$ 2.2	$ 2.0	$ 4.1	$ 4.0

Gross profit
As reported	$ 0.9	$ 2.4	$ 1.0	$ 3.4
Adjusted	$ 0.9	$ 0.7	$ 1.3	$ 1.5

DDA&A
As reported	$ 0.2	$ 4.4	$ 1.2	$ 8.3
Adjusted	$ 0.2	$ 0.1	$ 0.3	$ 0.3

Second quarter 2014 Compared to second Quarter 2013

Second quarter 2014 net sales were $756.3 million, up 9% from the second quarter of 2013. Shipments increased in aggregates (+10%) and asphalt mix (+3%) while, as a result of our first quarter sale of our cement and concrete businesses in the Florida area, shipments declined in ready-mixed concrete (-23%) and our cement shipments ceased. Pricing was up in aggregates (+3%) and materials margin increased in ready-mixed concrete (+22%) and asphalt mix (+1%).

Net earnings for the second quarter of 2014 were $46.0 million, or $0.35 per diluted share, compared to $28.8 million, or $0.22 per diluted share, in the second quarter of 2013. Each period’s results were impacted by discrete items, as follows:

▪	The second quarter of 2014 results include a pretax loss of $0.7 million (net of $1.8 million of disposition related charges) related to the sale of real estate and businesses
▪	The second quarter of 2013 results include a pretax gain of $23.0 million related to the sale of real estate and businesses

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2014 versus the second quarter of 2013 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2013	$ 36.3
Higher aggregates gross profit due to
Higher volumes	24.9
Higher selling prices	14.4
Higher costs and other items	(4.7)
Higher concrete earnings	9.0
Lower asphalt mix earnings	(0.2)
Lower cement earnings	(1.5)
Higher selling, administrative and general expense	(2.7)
Lower gain on sale of property, plant & equipment and businesses	(22.2)
Lower interest expense	10.3
All other	0.9
Second quarter 2014	$ 64.5

Aggregates segment revenues were $595.6 million compared to $508.4 million in the prior year’s second quarter. These revenues include sales generated from producing and selling aggregates tons as well as revenues from aggregates distribution, delivery and other services, including truck brokerage services. The truck brokerage services have been expanded recently to enhance our ability to serve customers and generate additional earnings from each ton shipped. The gross profit margin on growth in revenue associated with producing and selling aggregates tons was in line with our  expectations. Also as expected, revenue growth from our transportation-related activities contributed to earnings but at a lower margin percentage.

Aggregates segment gross profit was $161.7 million, an increase of $34.6 million, or 27%, versus the prior year’s second quarter. Gross profit margin  as a percentage of segment revenues improved 2.1 percentage points (210 basis points) over the prior year’s second quarter. Aggregates shipments increased 10% compared to the prior year, with key markets, including Georgia, Illinois, North Carolina, Texas and Virginia reporting more than 15% volume growth and Florida and Southern California realizing 11% and 12% growth, respectively. Freight-adjusted pricing for aggregates increased 3%, or $0.33 per ton, versus the prior year’s second quarter as virtually all markets realized price improvement. This widespread price improvement combined with reductions in our production costs shipped, drove a $0.49 per ton, or 15%, increase in our unit gross profit.

Concrete segment gross profit was $3.2 million compared to a loss of $5.8 million in the second quarter of the prior year. Last year’s second quarter results included our Florida concrete business that was sold in the first quarter of 2014. Adjusted for the sale of our concrete business in the Florida area, Concrete segment volume and pricing improved, driven primarily by increased private construction activity, while same-store gross profit increased $2.5 million as reflected in the chart on the preceding page.

Asphalt Mix segment gross profit was $9.0 million, in line with the prior year’s second quarter. Asphalt mix volume increased 3% and materials margin improved slightly versus the prior year due mostly to lower costs for liquid asphalt. Operating costs, primarily energy-related, were slightly higher than the prior year.

Our cement business was also sold in the first quarter of 2014 along with the Florida concrete assets. We retained our calcium products business that is included in our Cement segment. This calcium products business reported second quarter 2014 Cement segment revenues of $2.2 million and gross profit of $0.9 million, both slightly better than the same-store prior year results for the Cement segment.

SAG expenses were up $2.7 million, or 4%, compared with the prior year due mostly to increased performance-based compensation.

Gain on sale of property, plant & equipment and businesses was $1.2 million in the second quarter of 2014 compared to $23.4 million in the second quarter of 2013. The 2013 gain is primarily comprised of a $21.2 million pretax gain on the sale of four aggregates production facilities.

Net interest expense was $40.6 million in the second quarter of 2014 compared to $50.9 million in 2013. The lower interest expense resulted from the decrease in outstanding debt due to the $506.4 million principal amount debt purchase in the first quarter of 2014.

We recorded an income tax provision from continuing operations of $18.0 million in the second quarter of 2014 compared to $6.2 million in the second quarter of 2013. In the second quarter of 2014, income taxes were calculated based on the EAETR, while the year-to-date effective tax rate was used to calculate income taxes in the second quarter of 2013. Both the EAETR and year-to-date effective tax rate methods for calculating income taxes are discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

Earnings from continuing operations were $0.35 per diluted share compared to $0.23 per diluted share in the second quarter of 2013.

Discontinued Operations — Second quarter pretax loss from discontinued operations was $0.9 million in 2014 and $2.2 million in 2013. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE JUNE 30, 2014 Compared to YEAR-TO-DATE JUNE 30, 2013

First half 2014 net sales were $1,304.8 million, an increase of 9% versus $1,200.6 million in the first half of 2013. Shipments were higher in aggregates (+9%) and asphalt mix (+9%) while lower in ready-mixed concrete (-15%) and cement (-66%). The reduction in ready-mixed concrete and cement shipments resulted from the March 7, 2014 sale of our cement and concrete businesses in the Florida area. Pricing was up in aggregates (+3%) and unit profitability as measured by materials margin was up in asphalt mix (+3%) and ready-mixed concrete (+16%).

Net earnings for first six months of 2014 were $100.0 million, or $0.75 per diluted share, compared to a net loss of $26.1 million, or $0.20 per diluted share, for the first half of 2013.  Gross profit increased $58.3 million mainly due to increased profitability in the Aggregates segment. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for first half of 2014 include a pretax gain of $226.2 million (net of $10.9 million of disposition related charges) related to the sale of real estate and businesses including our cement and concrete businesses in the Florida area, and a pretax loss on debt purchase of $72.9 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

▪	The net loss for the first half of 2013 includes a pretax gain of $26.2 million related to the sale of real estate and businesses and a $1.5 million charge for restructuring

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2014 versus year-to-date June 30, 2013 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2013	$ (64.2)
Higher aggregates gross profit due to
Higher volumes	34.0
Higher selling prices	20.5
Higher costs and other items	(6.2)
Higher concrete gross profit	9.9
Higher asphalt mix gross profit	2.5
Lower cement gross profit	(2.4)
Higher selling, administrative and general expenses	(4.2)
Higher gain on sale of property, plant & equipment and businesses	210.0
Lower restructuring charges	1.5
Higher interest expense	(57.0)
All other	(2.5)
Year-to-date June 30, 2014	$ 141.9

Gross profit for the Aggregates segment was $200.2 million for the first six months of 2014 versus $151.9 million in 2013. As noted in the table above, this $48.3 million (32%) increase in gross profit resulted from higher volumes and selling prices. At $4.25 per ton, our cash gross profit per ton increased $0.33 per ton, or 8%, compared with the first half of 2013.

Concrete segment gross profit was a loss of $6.0 million for the first six months of 2014, an improvement of $9.9 million from the prior year. Ready-mixed concrete materials margin increased 16% while shipments decreased 15%. Last year’s results and most of this year’s first quarter results include our Florida concrete business that was sold in the first quarter of 2014. Same-store Concrete segment gross profit improved $1.0 million compared to 2013 as reflected in the chart on page 28,

Asphalt Mix segment gross profit of $13.7 million was $2.5 million above the first half 2013 level. Increased volume drove most of the positive variance.

Cement segment gross profit of $1.0 million was $2.4 million below the first half 2013 level. As previously stated, we sold our cement business in the first quarter of 2014 along with the Florida concrete assets. We retained a calcium products business that is included within our Cement segment. Same-store Cement segment gross profit was $1.3 million for the first six months of 2014 compared to $1.5 million in the first half of 2013.

SAG  expenses in the first half of 2014 were up $4.2 million, or 3%, from the prior year due mostly to increased performance-based compensation.

Gain on sale of property, plant & equipment and businesses was $237.5 million in the first six months of 2014 compared to $27.5 million in the first half of 2013. The 2014 gain includes the sale of our cement and concrete businesses in Florida to Cementos Argos for a $229.1 million pretax gain and the sale of two reclaimed operating sites for a $6.0 million pretax gain. The 2013 gain is primarily comprised of a $24.0 million pretax gain on the sale of five aggregates production facilities.

The first half of 2014 includes no restructuring charges as compared to $1.5 million in the first six months of 2013. See Note 1 to the condensed consolidated financial statements for an explanation of these prior period costs.

Net interest expense was $160.6 million in the first half of 2014 compared to $103.6 million in the first six months of 2013. The higher interest cost resulted from the aforementioned $72.9 million pretax loss on debt purchase.

We recorded an income tax provision from continuing operations of $40.9 million for the first six months ended June 30, 2014 compared to an income tax benefit of $32.7 million for the six months ended June 30, 2013. For the six month period ended June 30, 2014, income taxes were calculated based on the EAETR, while the year-to-date effective tax rate was used to calculate income taxes for the six month period ended June 30, 2013. Both the EAETR and year-to-date effective tax rate methods for calculating income taxes are discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

Earnings from continuing operations were $0.76 per diluted share compared to a loss of $0.24 per diluted share in the first half of 2013.

Discontinued Operations — Year to-date June pretax loss from discontinued operations was $1.7 million in 2014 compared to a pretax gain of $9.0 million in 2013. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2013 gain was the result of an $11.7 million pretax gain related to the final payment from the earn-out. For additional details, see Note 2 to the condensed consolidated financial statements.

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

On July 11, 2014, our Board of Directors declared a quarterly dividend of six cents per share effective with the third quarter 2014 payment. This dividend compares with the five cents per share quarterly dividend paid in the first and second quarters of 2014 and the one cent per share quarterly dividend paid in the fourth quarter of 2013.

Cash

Included in our June 30, 2014 cash and cash equivalents balance of $227.7 million is $81.6 million of cash held at one of our foreign subsidiaries. A portion of this $81.6 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is currently limited to our foreign operations.

cash from operating activities

	Six Months Ended
		June 30
in millions	2014	2013
Net earnings (loss)	$ 100.0	$ (26.1)
Depreciation, depletion, accretion and amortization (DDA&A)	137.7	152.6
Net earnings before noncash deductions for DDA&A	$ 237.7	$ 126.5
Net gain on sale of property, plant & equipment and businesses	(237.5)	(40.6)
Cost of debt purchase	72.9	0.0
Other operating cash flows, net	(50.2)	(131.2)
Net cash provided by (used for) operating activities	$ 22.9	$ (45.3)

As noted in the table above, net earnings before noncash deductions for DDA&A increased $111.2 million during the first half of 2014 to $237.7 million. Included in net earnings for the first half of 2014 is a pretax gain of $229.1 million (see Note 16 to the condensed consolidated financial statements) from the sale of our cement and concrete businesses in the Florida area. Cash received associated with the gain on sale of property, plant & equipment and businesses is presented as a component of investing activities. Additionally, we purchased $506.4 million principal amount of outstanding debt through a tender offer and incurred a loss of $72.9 million (see Note 7 to the condensed consolidated financial statements). Cash paid for the debt purchase is presented as a component of financing activities.

cash flows from investing activities

Net cash provided by investing activities was $560.9 million during the six months ended June 30, 2014, a $655.5 million increase compared to the same period of 2013. This increase resulted from a $684.1 million increase in proceeds from the sale of property, plant & equipment and businesses and a $33.5 million decrease in purchases of property, plant & equipment and businesses. During the first six months of 2014, we sold: a previously mined and subsequently reclaimed tract of land for $10.7 million, land previously containing a sales yard for $5.8 million, and our cement and concrete businesses in the Florida area for $719.1 million. Conversely, $62.1 million of the cash proceeds from the sale of property was placed into an escrow account (restricted cash) that is available for the acquisition of replacement property under like-kind exchange agreements.

cash flows from financing activities

Net cash used for financing activities of $549.9 million increased $501.3 million in the first half of 2014 compared to the same period of 2013. This increase is primarily attributable to a $418.2 million increase in debt payments and a $111.0 million decrease in proceeds from drawing on our line of credit.  As previously mentioned, in the first quarter of 2014, we purchased $506.4 million principal amount of outstanding debt through a tender offer as follows: $375.0 million of 6.50% notes due in 2016 and $131.4 million of 6.40% notes due in 2017. Total tender costs were $579.7 million including a  $71.8 million premium and $1.5 million in transaction costs. This increase in cash used for financing activities is partially offset by a $27.5 million increase in proceeds from the issuance of common stock. For the six months ended June 30, 2014, we issued 0.4 million shares of common stock to the trustee of our 401(k) savings and retirement plans for cash proceeds of $27.5 million.

debt

Certain debt measures are outlined below:

	June 30	December 31	June 30
dollars in millions	2014	2013	2013
Debt
Current maturities of long-term debt	$ 0.1	$ 0.2	$ 0.2
Short-term debt [1]	0.0	0.0	100.0
Long-term debt	2,006.4	2,522.2	2,524.4
Total debt	$ 2,006.5	$ 2,522.4	$ 2,624.6
Capital
Total debt	$ 2,006.5	$ 2,522.4	$ 2,624.6
Equity	4,086.2	3,938.1	3,813.5
Total capital	$ 6,092.7	$ 6,460.5	$ 6,438.1
Total Debt as a Percentage of Total Capital	32.9%	39.0%	40.8%
Weighted-average Effective Interest Rates
Bank line of credit [2]	N/A	N/A	2.03%
Long-term debt	8.10%	7.73%	7.72%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.3%	99.4%	95.7%
Floating-rate debt	0.7%	0.6%	4.3%

1	Reflects borrowings under our line of credit. Borrowings are shown as short-term due to our intent to repay within twelve months.
2	Reflects only the cost of borrowings; we also pay fees for unused borrowing capacity and standby letters of credit.

There were no material scheduled debt payments during the first six months of 2014. However, we purchased $506.4 million  principal amount of outstanding debt through a tender offer as described in Note 7 to the condensed consolidated financial statements. This debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area.

Our $0.1 million of current maturities of long-term debt as of June  30, 2014 is due as follows:

Current
in millions	Maturities
Third quarter 2014	$ 0.1
Fourth quarter 2014	0.0
First quarter 2015	0.0
Second quarter 2015	0.0

We expect to retire the current maturities using existing cash.

In March 2014, we amended our $500.0 million line of credit to, among other things, extend the term from March 2018 to March 2019, eliminate the borrowing capacity governor of eligible accounts receivable and eligible inventory, and provide for the line of credit to become unsecured upon achievement of certain credit metrics and/or credit ratings. Until such metrics/ratings are achieved, the line of credit is secured by accounts receivable and inventory. As of June 30,  2014,  our available borrowing capacity was $446.7 million.

Utilization of the borrowing capacity under our line of credit as of June 30, 2014:

▪	none was drawn
▪	$53.3 million was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the lower of the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25%, or an alternative rate derived from the lender’s prime rate,  based on our total debt to EBITDA ratio. Letters of credit issued under the line of credit are charged a fee equal to the applicable margin for LIBOR based borrowing plus 0.175%.  As of June 30, 2014, the applicable margin was 2.00%.

debt ratings

Our debt ratings and outlooks as of June 30, 2014 are summarized below:

	Rating/Outlook	Date	Description
Senior Secured Line of Credit
Moody's	Ba1/stable	4/22/2014	upgraded from Ba2/negative
Senior Unsecured [1]
Moody's	Ba3/stable	4/22/2014	outlook changed from negative to stable
Standard & Poor's [2]	BB/positive	1/23/2014	outlook changed from stable to positive

1	Not all of our long-term debt is rated.
2	On July 31, 2014, the rating was upgraded to BB+/stable.

Equity

Our common stock issuances are summarized below:

	June 30	December 31	June 30
in thousands	2014	2013	2013
Common stock shares at beginning of year,
issued and outstanding	130,200	129,721	129,721
Common Stock Issuances
Acquisition	17	0	0
401(k) retirement plans	436	71	0
Share-based compensation plans	257	408	242
Common stock shares at end of period,
issued and outstanding	130,910	130,200	129,963

During the second quarter of 2014, we issued 17 thousand shares in connection with the purchase of a permitted quarry.

We occasionally sell shares of common stock to the trustee of our 401(k)  retirement plans to satisfy the plan participants’ elections to invest in our common stock. The resulting cash proceeds provide a means of improving cash flow, increasing equity and reducing leverage. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	six months ended June 30, 2014 — issued 0.4 million shares for cash proceeds of $27.5 million
▪	twelve months ended December 31, 2013 — issued 0.1 million shares for cash proceeds of $3.8 million
▪	six months ended June 30, 2013 — no shares issued

There were no shares held in treasury as of June 30, 2014, December 31, 2013 and June 30, 2013. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of June 30, 2014.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2014.

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

At June 30, 2014, the estimated fair value of our long-term debt instruments including current maturities was $2,312.3 million compared to a book value of $2,006.5 million. The estimated fair value was determined by discounting expected future cash flows based on credit-adjusted interest rates on U.S. Treasury bills, notes or bonds, as appropriate. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $114.2 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No other changes were made to our internal controls over financial reporting or other factors that could materially affect these controls during the second quarter of 2014.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

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

VULCAN MATERIALS COMPANY
Date August 6, 2014	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date August 6, 2014	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)