Form 10-Q
period 2014-09-30
Vulcan Materials CO
filed 2014-11-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at September 30, 2014 131,703,076

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2014 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
	Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	44
	Item 1A.	Risk Factors	44
	Item 4.	Mine Safety Disclosures	44
	Item 6.	Exhibits	45
		Signatures	46

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	September 30	December 31	September 30
in thousands, except per share data	2014	2013	2013
Assets
Cash and cash equivalents	$ 91,868	$ 193,738	$ 245,813
Accounts and notes receivable
Accounts and notes receivable, gross	485,176	344,475	450,642
Less: Allowance for doubtful accounts	(5,428)	(4,854)	(5,412)
Accounts and notes receivable, net	479,748	339,621	445,230
Inventories
Finished products	254,931	270,603	255,047
Raw materials	22,987	29,996	29,480
Products in process	1,331	6,613	6,385
Operating supplies and other	27,335	37,394	37,267
Inventories	306,584	344,606	328,179
Current deferred income taxes	41,745	40,423	39,326
Prepaid expenses	34,673	22,549	31,854
Assets held for sale	0	10,559	10,559
Total current assets	954,618	951,496	1,100,961
Investments and long-term receivables	42,117	42,387	43,275
Property, plant & equipment
Property, plant & equipment, cost	6,608,342	6,933,602	6,792,470
Reserve for depreciation, depletion & amortization	(3,539,772)	(3,621,585)	(3,578,010)
Property, plant & equipment, net	3,068,570	3,312,017	3,214,460
Goodwill	3,095,317	3,081,521	3,081,521
Other intangible assets, net	758,863	697,578	697,655
Other noncurrent assets	172,053	174,144	172,184
Total assets	$ 8,091,538	$ 8,259,143	$ 8,310,056
Liabilities
Current maturities of long-term debt	$ 145	$ 170	$ 163
Trade payables and accruals	167,837	139,345	154,451
Other current liabilities	196,830	159,620	204,029
Total current liabilities	364,812	299,135	358,643
Long-term debt	2,005,968	2,522,243	2,523,389
Noncurrent deferred income taxes	733,613	701,075	673,135
Deferred revenue	216,205	219,743	225,863
Other noncurrent liabilities	569,841	578,841	666,115
Total liabilities	3,890,439	4,321,037	4,447,145
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Issued 131,703, 130,200 and 129,989 shares, respectively	131,703	130,200	129,989
Capital in excess of par value	2,719,169	2,611,703	2,598,744
Retained earnings	1,441,742	1,295,834	1,288,054
Accumulated other comprehensive loss	(91,515)	(99,631)	(153,876)
Total equity	4,201,099	3,938,106	3,862,911
Total liabilities and equity	$ 8,091,538	$ 8,259,143	$ 8,310,056
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited		September 30		September 30
in thousands, except per share data	2014	2013	2014	2013
Total revenues	$ 873,579	$ 813,568	$ 2,239,142	$ 2,090,463
Cost of revenues	664,537	654,585	1,821,220	1,780,930
Gross profit	209,042	158,983	417,922	309,533
Selling, administrative and general expenses	66,074	65,854	199,808	195,411
Gain on sale of property, plant & equipment
and businesses, net	1,002	9,350	238,527	36,869
Restructuring charges	(750)	0	(750)	(1,509)
Other operating expense, net	(2,889)	(2,712)	(17,645)	(12,907)
Operating earnings	140,331	99,767	438,246	136,575
Other nonoperating income (expense), net	(593)	2,310	4,030	4,968
Interest expense, net	40,891	49,134	201,531	152,757
Earnings (loss) from continuing operations
before income taxes	98,847	52,943	240,745	(11,214)
Provision for (benefit from) income taxes	31,066	10,793	71,947	(21,874)
Earnings from continuing operations	67,781	42,150	168,798	10,660
Earnings (loss) on discontinued operations, net of tax	(842)	(787)	(1,896)	4,640
Net earnings	$ 66,939	$ 41,363	$ 166,902	$ 15,300
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	598	679	4,167	2,368
Adjustment for funded status of benefit plans	0	0	2,943	60,299
Amortization of actuarial loss and prior service
cost for benefit plans	1,114	2,111	1,006	8,974
Other comprehensive income	1,712	2,790	8,116	71,641
Comprehensive income	$ 68,651	$ 44,153	$ 175,018	$ 86,941
Basic earnings (loss) per share
Continuing operations	$ 0.51	$ 0.32	$ 1.29	$ 0.08
Discontinued operations	0.00	0.00	(0.02)	0.04
Net earnings	$ 0.51	$ 0.32	$ 1.27	$ 0.12
Diluted earnings (loss) per share
Continuing operations	$ 0.51	$ 0.32	$ 1.27	$ 0.08
Discontinued operations	(0.01)	(0.01)	(0.01)	0.04
Net earnings	$ 0.50	$ 0.31	$ 1.26	$ 0.12
Weighted-average common shares outstanding
Basic	131,797	130,266	131,256	130,234
Assuming dilution	133,369	131,320	132,759	131,368
Cash dividends per share of common stock	$ 0.06	$ 0.01	$ 0.16	$ 0.03
Depreciation, depletion, accretion and amortization	$ 71,157	$ 78,320	$ 208,858	$ 230,877
Effective tax rate from continuing operations	31.4%	20.4%	29.9%	195.1%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited		September 30
in thousands	2014	2013
Operating Activities
Net earnings	$ 166,902	$ 15,300
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	208,858	230,877
Net gain on sale of property, plant & equipment and businesses	(238,527)	(48,597)
Proceeds from sale of future production, net of transactions costs (Note 16)	0	153,095
Contributions to pension plans	(4,115)	(3,535)
Share-based compensation	18,425	16,789
Excess tax benefits from share-based compensation	(3,375)	(896)
Deferred tax provision (benefit)	13,158	(25,862)
Cost of debt purchase	72,949	0
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(89,888)	(78,947)
Other, net	5,339	1,788
Net cash provided by operating activities	$ 149,726	$ 260,012
Investing Activities
Purchases of property, plant & equipment	(169,220)	(117,310)
Proceeds from sale of property, plant & equipment	21,320	14,974
Proceeds from sale of businesses, net of transaction costs	719,089	51,604
Payment for businesses acquired, net of acquired cash	(268,604)	(89,951)
Other, net	0	2
Net cash provided by (used for) investing activities	$ 302,585	$ (140,681)
Financing Activities
Proceeds from line of credit	70,000	156,000
Payment of current maturities, long-term debt and line of credit	(649,711)	(306,493)
Proceeds from issuance of common stock	30,620	0
Dividends paid	(20,973)	(3,890)
Proceeds from exercise of stock options	12,513	4,491
Excess tax benefits from share-based compensation	3,375	896
Other, net	(5)	0
Net cash used for financing activities	$ (554,181)	$ (148,996)
Net decrease in cash and cash equivalents	(101,870)	(29,665)
Cash and cash equivalents at beginning of year	193,738	275,478
Cash and cash equivalents at end of period	$ 91,868	$ 245,813
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2014 presentation.

REVENUE

Total revenues include sales of products to customers, net of any discounts and taxes, and freight and delivery revenues billed to customers. Related freight and delivery costs are included in cost of revenues. Freight and delivery revenues included in total revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Product sales	$ 795,096	$ 746,392	$ 2,034,521	$ 1,915,032
Freight and delivery revenues	78,483	67,176	204,621	175,431
Total revenues	$ 873,579	$ 813,568	$ 2,239,142	$ 2,090,463

RESTRUCTURING CHARGES

In 2014, we announced changes to our executive management team, and a new divisional organization structure that will be effective January 1, 2015. This new structure enables us to pursue growth and profitability while further leveraging the actions we undertook in 2012 as noted below. During the three and nine months ended September 30, 2014, we incurred $750,000 of severance costs related to these initiatives. We are currently unable to estimate the amount of future related charges.

In 2012, our Board approved a Profit Enhancement Plan that further leveraged our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During the first nine months of 2013, we incurred $1,509,000 of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We did not incur any additional charges in 2014 and do not anticipate any future material charges related to this Profit Enhancement Plan.

EARNINGS PER SHARE (EPS)

We report two earnings per share numbers: basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Weighted-average common shares
outstanding	131,797	130,266	131,256	130,234
Dilutive effect of
Stock options/SOSARs	661	405	671	449
Other stock compensation plans	911	649	832	685
Weighted-average common shares
outstanding, assuming dilution	133,369	131,320	132,759	131,368

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Antidilutive common stock equivalents	2,355	2,899	2,355	2,899

Note 2: Discontinued Operations

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements. In March 2013, we received the final earn-out payment in the amount of $13,031,000. We were liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on the prior years’ earn-out results. During the first nine months of 2013, the transaction bonus payment totaled $1,303,000.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. There were no revenues from discontinued operations for the periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Discontinued Operations
Pretax loss	$ (1,393)	$ (1,302)	$ (3,132)	$ (4,063)
Gain on disposal, net of transaction bonus	0	0	0	11,728
Income tax (provision) benefit	551	515	1,236	(3,025)
Earnings (loss) on discontinued operations,
net of income taxes	$ (842)	$ (787)	$ (1,896)	$ 4,640

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

When expected pretax book earnings for the full year are at or near breakeven, the EAETR can distort the income tax provision for an interim period due to the size and nature of our permanent differences. In these circumstances, we calculate the interim income tax provision using the year-to-date effective tax rate. This method results in an income tax provision based solely on the year-to-date pretax book earnings as adjusted for permanent differences on a pro rata basis. In the third quarter of 2014, income taxes were calculated based on the EAETR. In the third quarter of 2013, income taxes were calculated based on the year-to-date effective tax rate.

We recorded an income tax provision from continuing operations of $31,066,000 in the third quarter of 2014 compared to $10,793,000 in the third quarter of 2013. The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

We recorded an income tax provision from continuing operations of $71,947,000 for the first nine months of 2014 compared to an income tax benefit from continuing operations of $21,874,000 for the first nine months of 2013. The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

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

Based on our third quarter 2014 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of the state net operating loss carryforwards for which a valuation allowance has been recorded. For 2014, we project a valuation allowance of $55,051,000 against our state net operating loss deferred tax asset carryforwards; an increase of $8,771,000 from the prior year-end. Of the $55,051,000 valuation allowance, $53,680,000 relates to our Alabama net operating loss carryforward. This change in the valuation allowance is reflected as a component of our income tax provision.

Note 4: deferred revenue

We have entered into two transactions (September 2013 and December 2012) through which we sold a percentage of the future production from aggregates reserves at eight quarries (seven owned and one leased). These sales were structured as volumetric production payments (VPPs). We received net cash proceeds of $153,282,000 and $73,644,000 for the 2013 and 2012 transactions, respectively. These proceeds were recorded as deferred revenue on the balance sheet and are amortized on a unit-of-sales basis to revenue over the terms of the VPPs. Concurrently, we entered into marketing agreements with the purchaser through which we are designated the exclusive sales agent for the purchaser’s percentage of future production. Acting as the purchaser’s agent, our consolidated total revenues exclude these sales.

The common key terms of both VPP transactions are:

▪	the purchaser has a nonoperating interest in future production entitling them to a percentage of future production
▪	there is no minimum annual or cumulative production or sales volume, nor any minimum sales price guarantee
▪

the purchaser has the right to take its percentage of future production in physical product, or receive the cash proceeds from the sale of its percentage of future production under the terms of the aforementioned marketing agreement

▪	the purchaser's percentage of future production is conveyed free and clear of all future costs
▪	we retain full operational and marketing control of the specified quarries
▪	we retain fee simple interest in the land as well as any residual values that may be realized upon the conclusion of mining

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

The impact to our total revenues and gross profit related to the VPPs is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Amortization of deferred revenue	$ 1,384	$ 300	$ 3,725	$ 876
Purchaser's proceeds from sale of production	(4,322)	(1,014)	(11,404)	(2,911)
Decrease to total revenues and gross profit	$ (2,938)	$ (714)	$ (7,679)	$ (2,035)

The balance of deferred revenue related to these VPP transactions is $221,205,000 at September 30, 2014. Based on expected aggregates sales from the specified quarries, we anticipate recognizing a range of $5,100,000 to $6,100,000 of deferred revenue during the 12-month period ending September 30, 2015.

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1
	September 30	December 31	September 30
in thousands	2014	2013	2013
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 14,986	$ 15,255	$ 14,371
Equities	12,838	12,828	11,688
Total	$ 27,824	$ 28,083	$ 26,059

Level 2
	September 30	December 31	September 30
in thousands	2014	2013	2013
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,367	$ 1,244	$ 1,365
Total	$ 1,367	$ 1,244	$ 1,365

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

Net gains of the Rabbi Trust investments were $2,571,000 and $2,620,000 for the nine months ended September 30, 2014 and 2013, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at September 30, 2014 and 2013 were $369,000 and $2,468,000,  respectively.

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

As of September 30, 2014
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

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2014	2013	2014	2013
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (989)	$ (1,127)	$ (6,892)	$ (3,928)

The loss reclassified from AOCI for the nine months ended September 30, 2014 includes the acceleration of a proportional amount of the deferred loss in the amount of $3,762,000 referable to the debt purchase as disclosed in Note 7.

For the 12-month period ending September  30, 2015, we estimate that $4,153,000 of the pretax loss in AOCI will be reclassified to earnings.

FAIR VALUE HEDGES

We have used interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we paid 6-month London Interbank Offered Rate (LIBOR) plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 forward component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method. This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 493	$ 1,093	$ 10,171	$ 3,223

The amortized deferred gain for the nine months ended September 30, 2014 includes the acceleration of a proportional amount of the deferred gain in the amount of $8,032,000 referable to the debt purchase as disclosed in Note 7.

Note 7: Debt

Debt is summarized as follows:

	September 30	December 31	September 30
in thousands	2014	2013	2013
Long-term Debt
10.125% notes due 2015 [1]	$ 151,212	$ 151,897	$ 152,110
6.50% notes due 2016 [2]	127,209	511,627	512,505
6.40% notes due 2017 [3]	218,585	349,907	349,902
7.00% notes due 2018 [4]	399,805	399,772	399,761
10.375% notes due 2018 [5]	248,981	248,843	248,799
7.50% notes due 2021 [6]	600,000	600,000	600,000
7.15% notes due 2037 [7]	239,568	239,561	239,559
Medium-term note [8]	6,000	6,000	6,000
Industrial revenue bond [9]	14,000	14,000	14,000
Other notes	753	806	916
Total long-term debt including current maturities	$ 2,006,113	$ 2,522,413	$ 2,523,552
Less current maturities	145	170	163
Total long-term debt	$ 2,005,968	$ 2,522,243	$ 2,523,389
Estimated fair value of long-term debt	$ 2,259,218	$ 2,820,399	$ 2,795,661

1

Includes an increase for the unamortized deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: September  30, 2014 — $1,330 thousand, December 31, 2013 — $2,082 thousand and September 30, 2013 — $2,315 thousand. Additionally, includes decreases for unamortized discounts, as follows: September  30, 2014 — $118 thousand, December 31, 2013 — $185 thousand and September 30, 2013 — $206 thousand. The effective interest rate for these notes is 9.58%.

2

Includes an increase for the unamortized deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: September  30, 2014 — $2,208 thousand, December 31, 2013 — $11,627 thousand and September  30, 2013 — $12,505 thousand. The effective interest rate for these notes is 6.00%.

3

Includes decreases for unamortized discounts, as follows: September 30, 2014 — $48 thousand, December 31, 2013 — $93 thousand and September 30, 2013 — $98 thousand. The effective interest rate for these notes is 7.41%.

4

Includes decreases for unamortized discounts, as follows: September 30, 2014 — $195 thousand, December 31, 2013 — $228 thousand and September 30, 2013 — $239 thousand. The effective interest rate for these notes is 7.87%.

5

Includes decreases for unamortized discounts, as follows: September 30, 2014 — $1,019 thousand, December 31, 2013 — $1,157 thousand and September 30, 2013 — $1,201 thousand. The effective interest rate for these notes is 10.625%.

6	The effective interest rate for these notes is 7.75%.
7

Includes decreases for unamortized discounts, as follows: September 30, 2014 — $620 thousand, December 31, 2013 — $627 thousand and September 30, 2013 — $629 thousand. The effective interest rate for these notes is 8.05%.

8	This note matures in 2021, has a stated interest rate of 8.85% and an effective interest rate of 8.88%.
9	This variable-rate tax-exempt bond matures in November 2022 and is backed by a standby letter of credit.

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

Our long-term debt is unsecured and essentially all such debt agreements contain customary investment-grade type covenants that primarily limit the amount of secured debt we may incur without ratably securing the outstanding debt.  Our debt may be redeemed prior to maturity at the greater of par value and the make-whole value plus accrued and unpaid interest.

There were no material scheduled debt payments during the first nine months of 2014. However, as described below, we purchased $506,366,000 principal amount of outstanding debt through a tender offer in the first quarter of 2014. Scheduled debt payments during 2013 included $10,000,000 in January to retire the 8.70% medium-term note and $140,444,000 in June to retire the 6.30% notes.

In March 2014, we purchased $506,366,000 principal amount of outstanding debt through a tender offer as follows: $374,999,000 of 6.50% notes due in 2016 and $131,367,000 of 6.40% notes due in 2017. This debt purchase was funded by the sale of our cement and concrete businesses in the Florida area as described in Note 16. The March 2014 debt purchases cost $579,659,000, including a $71,829,000 premium above the principal amount of the notes and transaction costs of $1,464,000.  The premium primarily reflects the trading prices of the notes relative to par prior to the tender offer commencement. Additionally, we recognized a net benefit of $344,000 associated with the acceleration of a proportional amount of unamortized discounts, deferred gains, deferred financing costs and amounts accumulated in OCI. The combined charge of $72,949,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the nine month period ended September 30, 2014.

Additionally, in  March 2014, we amended our $500,000,000 line of credit to, among other items, extend the term from March 12, 2018 to March 25, 2019. The line of credit is secured by accounts receivable and inventory, but will become unsecured upon the achievement of certain credit metrics and/or credit ratings. The line of credit also contains customary negative and financial covenants for a secured facility.

The negative covenants primarily limit our ability to: (1) incur secured debt, (2) make investments, (3) execute acquisitions and divestitures, and (4) make restricted payments, including dividends. Such limitations currently do not impact our ability to execute our strategic, operating and financial plans, and become less restrictive when the line of credit becomes unsecured as described above.

The line of credit contains two financial covenants: (1) a maximum ratio of debt to EBITDA that declines over time to 3.5:1 and (2) a minimum ratio of EBITDA to net cash interest expense that increases over time to 3.0:1.

As of September 30, 2014, we were in compliance with all of our long-term debt and line of credit covenants.

Borrowings on our line of credit are classified as short-term due to our intent to repay any borrowings within twelve months. As of September 30, 2014, our available borrowing capacity was $446,732,000. Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to LIBOR plus a margin ranging from 1.50% to 2.25%, or an alternative rate derived from the lender’s prime rate, based on our ratio of debt to EBITDA.  As of September 30, 2014, the applicable margin for LIBOR based borrowing was 1.75%.

Standby letters of credit issued under the line of credit reduce availability and are charged a fee equal to the margin for LIBOR based borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit. This commitment fee ranges from 0.25% to 0.40% based on our ratio of debt to EBITDA. Once the line of credit becomes unsecured, both the LIBOR margin range for borrowings and the commitment fee range will decline.

Note 8: Commitments and Contingencies

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $500,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2014 are summarized by purpose in the table below:

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

lower passaic river matter

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the Passaic River (River). On April 11, 2014, the EPA issued a proposed Focused Feasibility Study (FFS) that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is approximately $950 million to $1.73 billion. The period for public comment on the proposed FFS is closed.  It is anticipated that the EPA will issue its final record of decision sometime in 2015.

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

OTHER LITIGATION

▪

TEXAS BRINE MATTER — During the operation of its former Chemicals Division, Vulcan was the lessee under a salt lease from 1976 – 2005 in an underground salt dome formation in Assumption Parish, Louisiana. The Texas Brine Company operated this salt mine for the account of Vulcan. Vulcan sold its Chemicals Division in 2005 and assigned the lease to the purchaser, and Vulcan has had no association with the leased premises or Texas Brine Company since that time. In August 2012, a sinkhole developed near the salt dome and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were also filed in August 2012 in federal court in the Eastern District of Louisiana in New Orleans. Certain of the plaintiffs and Texas Brine settled  the Federal Court class action for approximately $48.1 million. This settlement has been approved by the court, and the settlement process is now subject to the terms of the court’s order and settlement agreement.  Vulcan is named as a released party in the settlement agreement along with the other released parties, including  Texas Brine,  and its insurers. Texas Brine and its insurers did not, however, release Vulcan from any alleged claims, including claims for contribution and indemnity.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and nine month periods ended September 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
ARO Operating Costs
Accretion	$ 2,892	$ 2,908	$ 8,745	$ 7,731
Depreciation	1,080	886	3,060	2,495
Total	$ 3,972	$ 3,794	$ 11,805	$ 10,226

ARO operating costs are reported in cost of revenues. AROs are reported within Other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Asset Retirement Obligations
Balance at beginning of period	$ 225,117	$ 222,851	$ 228,234	$ 150,072
Liabilities incurred	3,604	3,524	3,604	69,111
Liabilities settled	(7,684)	(2,328)	(20,527)	(8,839)
Accretion expense	2,892	2,908	8,745	7,731
Revisions up (down), net	4,539	6,606	8,412	15,486
Balance at end of period	$ 228,468	$ 233,561	$ 228,468	$ 233,561

The liabilities incurred during the first nine months of 2013 relate primarily to reclamation activities required under a development agreement and a conditional use permit at an aggregates facility on owned property in Southern California.

Note 10: Benefit Plans

We sponsor three funded, noncontributory defined benefit pension plans. These plans cover substantially all employees hired prior to July 15, 2007, other than those covered by union-administered plans. Normal retirement age is 65, but the plans contain provisions for earlier retirement. Benefits for the Salaried Plan and the Chemicals Hourly Plan are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan provides benefits equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$ 1,039	$ 4,958	$ 3,118	$ 16,852
Interest cost	11,098	10,179	33,294	30,816
Expected return on plan assets	(12,701)	(11,926)	(38,102)	(35,500)
Curtailment loss	0	0	0	855
Amortization of prior service cost	47	79	141	259
Amortization of actuarial loss	2,806	4,264	8,416	16,259
Net periodic pension benefit cost	$ 2,289	$ 7,554	$ 6,867	$ 29,541
Pretax reclassification from AOCI included in
net periodic pension benefit cost	$ 2,853	$ 4,343	$ 8,557	$ 17,373

Prior contributions, along with the existing funding credits, are sufficient to cover required contributions to the qualified plans through 2015.

In addition to pension benefits, we provide certain healthcare and life insurance benefits for retired employees. In 2012, we amended our postretirement healthcare plan to cap our portion of the medical coverage cost at the 2015 level. Substantially all our salaried employees and where applicable, hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, company-provided healthcare benefits terminate when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first.

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$ 536	$ 708	$ 1,609	$ 2,123
Interest cost	824	815	2,473	2,445
Curtailment gain	0	0	(3,832)	0
Amortization of prior service credit	(1,081)	(1,215)	(3,245)	(3,647)
Amortization of actuarial loss	57	343	170	1,029
Net periodic postretirement benefit cost	$ 336	$ 651	$ (2,825)	$ 1,950
Pretax reclassification from AOCI included in
net periodic postretirement benefit cost	$ (1,024)	$ (872)	$ (6,907)	$ (2,618)

The reclassifications from AOCI noted in the tables above are related to curtailment gains, amortization of prior service costs or credits and actuarial losses as shown in Note 11.

The March 2014 sale of our cement and concrete businesses in the Florida area (see Note 16) significantly reduced total expected future service of our postretirement plans resulting in a one-time curtailment gain of $3,832,000. This gain was reflected within gain on sale of property, plant & equipment, net in our accompanying Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2014.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2014	2013	2013
AOCI
Cash flow hedges	$ (21,011)	$ (25,178)	$ (25,802)
Pension and postretirement benefit plans	(70,504)	(74,453)	(128,074)
Total	$ (91,515)	$ (99,631)	$ (153,876)

Changes in AOCI, net of tax, for the nine months ended September  30, 2014 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2013	$ (25,178)	$ (74,453)	$ (99,631)
Other comprehensive income
before reclassifications [1]	0	2,943	2,943
Amounts reclassified from AOCI	4,167	1,006	5,173
Net current period OCI changes	4,167	3,949	8,116
Balance as of September 30, 2014	$ (21,011)	$ (70,504)	$ (91,515)

1	Remeasurement of the postretirement obligation was a result of the March 2014 sale of our cement and concrete businesses in the Florida area (see Note 16).

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2014	2013	2014	2013
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 989	$ 1,127	$ 6,892	$ 3,928
Benefit from income taxes	(391)	(448)	(2,725)	(1,560)
Total	$ 598	$ 679	$ 4,167	$ 2,368
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 1,465	$ 2,827	$ 1,324	$ 11,837
Selling, administrative and general expenses	362	644	326	2,918
Benefit from income taxes	(713)	(1,360)	(644)	(5,781)
Total	$ 1,114	$ 2,111	$ 1,006	$ 8,974
Total reclassifications from AOCI to earnings	$ 1,712	$ 2,790	$ 5,173	$ 11,342

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

In the second quarter of 2014, we issued 16,896 shares of common stock in connection with the purchase of a permitted quarry in Alabama.  In the third quarter of 2014, we issued a total of 698,108 shares in connection with the California acquisition, as described in Note 16.

We occasionally sell shares of common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	nine months ended September 30, 2014 — issued 485,306 shares for cash proceeds of $30,620,000
▪	twelve months ended December 31, 2013 — issued 71,208 shares for cash proceeds of $3,821,000
▪	nine months ended September 30, 2013 — no shares issued

Changes in total equity for the nine months ended September  30, 2014 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2013	$ 3,938,106
Net earnings	166,902
Common stock issued
Acquisition	45,185
401(k) Trustee	30,620
Share-based compensation plans	11,349
Share-based compensation expense	18,425
Excess tax benefits from share-based compensation	3,375
Cash dividends on common stock ($0.16 per share)	(20,973)
Other comprehensive income	8,116
Other	(6)
Balance at September 30, 2014	$ 4,201,099

There were no shares held in treasury as of September 30, 2014, December 31, 2013 and September 30, 2013. As of September 30, 2014,  3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

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

The changes to our executive management team and organization structure (described in Note 1) have not affected our segment reporting structure as the financial information reviewed by our Chief Executive Officer to assess performance and allocate resources remains unchanged.

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2014	2013	2014	2013
Total Revenues
Aggregates [1]	$ 688.9	$ 596.8	$ 1,752.6	$ 1,528.8
Asphalt Mix	136.4	130.2	330.0	308.3
Concrete [2]	99.0	129.8	288.8	349.9
Cement [3]	2.3	25.6	22.6	72.9
Segment sales	926.6	882.4	2,394.0	2,259.9
Aggregates intersegment sales	(53.0)	(56.5)	(145.7)	(134.5)
Cement intersegment sales	0.0	(12.3)	(9.2)	(34.9)
Total revenues	$ 873.6	$ 813.6	$ 2,239.1	$ 2,090.5
Gross Profit
Aggregates	$ 188.0	$ 149.8	$ 388.1	$ 301.7
Asphalt Mix	14.5	13.6	28.3	24.8
Concrete [2]	5.5	(3.9)	(0.5)	(19.8)
Cement [3]	1.0	(0.5)	2.0	2.8
Total	$ 209.0	$ 159.0	$ 417.9	$ 309.5
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 58.5	$ 56.7	$ 169.2	$ 169.2
Asphalt Mix	2.6	2.2	7.5	6.4
Concrete [2]	5.0	8.4	15.7	24.5
Cement [3]	0.2	5.4	1.4	13.8
Other	4.9	5.6	15.1	17.0
Total	$ 71.2	$ 78.3	$ 208.9	$ 230.9
Identifiable Assets [4]
Aggregates			$ 7,409.1	$ 6,936.5
Asphalt Mix			238.2	251.6
Concrete [2]			235.6	384.2
Cement [3]			5.9	411.9
Total identifiable assets			$ 7,888.8	$ 7,984.2
General corporate assets			110.8	80.1
Cash items			91.9	245.8
Total			$ 8,091.5	$ 8,310.1

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight and delivery revenues (see Note 1) associated with the aggregates business.
2

Includes ready-mixed concrete. On March 7, 2014, we sold our concrete business in the Florida area (see Note 16) which in addition to ready-mixed concrete, included concrete block, precast concrete, as well as building materials purchased for resale.

3	Includes cement and calcium products. On March 7, 2014, we sold our cement business (see Note 16).
4

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2014	2013
Cash Payments
Interest (exclusive of amount capitalized)	$ 163,593	$ 102,137
Income taxes	64,539	29,909
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant
& equipment	$ 5,777	$ 9,197
Amounts referable to business acquisitions
Liabilities assumed	24,881	232
Fair value of noncash assets and liabilities exchanged	4,914	0
Fair value of equity consideration	45,185	0

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. The changes to our executive management team and organization structure (described in Note 1) have not affected our reporting units as the financial information reviewed by segment management to review operating performance remains unchanged. There were no charges for goodwill impairment in the nine month periods ended September 30, 2014 and 2013.

We have four reportable segments organized around our principal product lines: aggregates, concrete, asphalt mix and cement. The changes in the carrying amount of goodwill by reportable segment from December 31, 2013 to September 30, 2014 as summarized below:

GOODWILL

in thousands	Aggregates	Concrete	Asphalt Mix	Cement	Total
Goodwill, Gross Carrying Amount
Total as of December 31, 2013	$ 2,989,888	$ 0	$ 91,633	$ 252,664	$ 3,334,185
Goodwill of acquired businesses [1]	13,796	0	0	0	13,796
Total as of September 30, 2014	$ 3,003,684	$ 0	$ 91,633	$ 252,664	$ 3,347,981
Goodwill, Accumulated Impairment Losses [2]
Total as of December 31, 2013	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Total as of September 30, 2014	$ 0	$ 0	$ 0	$ (252,664)	$ (252,664)
Goodwill, net of Accumulated Impairment Losses
Total as of December 31, 2013	$ 2,989,888	$ 0	$ 91,633	$ 0	$ 3,081,521
Total as of September 30, 2014	$ 3,003,684	$ 0	$ 91,633	$ 0	$ 3,095,317

1	The goodwill of acquired businesses relates to the 2014 acquisitions as outlined in Note 16.
2	The goodwill for the Cement segment was fully impaired in 2008.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

In the third quarter of 2014, we completed six acquisitions for total consideration of $318,001,000 (as detailed in the Fair Value of Purchase Consideration table below). Assets acquired include:

▪	five aggregates facilities and associated downstream assets in Arizona and New Mexico
▪	two aggregates facilities in Delaware, serving northern Virginia and Washington, D.C.
▪	four aggregates facilities in the San Francisco Bay Area
▪	an aggregates operation and distribution yards that serve the greater Dallas/Fort Worth market

The 2014 acquisitions listed above are reported in our condensed consolidated financial statements as of their respective acquisition dates. The amounts of total revenues, net earnings and acquisition related costs for these acquisitions (collectively) are included in our Condensed Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30
in thousands	2014	2014
Actual Results
Total revenues	$ 13,090	$ 13,090
Net earnings	91	91
Acquisition Related Costs
Selling, administrative and general expenses	$ 734	$ 1,156

None of the 2014 acquisitions listed above are material to our results of operations or financial position either individually or collectively. The fair value of consideration transferred for these acquisitions and the preliminary amounts of assets acquired and liabilities assumed (based on estimated fair values at their acquisition dates), are summarized below:

in thousands, except for share data
Fair Value of Purchase Consideration
Cash	$ 268,396
Real property	2,414
Payable to seller	2,500
Vulcan Materials Company, common stock (698,108 shares)	44,691
Total fair value of purchase consideration	$ 318,001
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 9,676
Inventories	13,767
Other current assets	25
Property, plant & equipment, net	178,784
Other intangible assets
Contractual rights in place	125,478
Deferred income taxes, net	(13,796)
Liabilities assumed	(10,329)
Remaining minority interest in a consolidated entity	600
Net identifiable assets acquired	$ 304,205
Goodwill	$ 13,796

Estimated fair values of assets acquired and liabilities assumed are preliminary pending appraisals of contractual rights in place and property, plant & equipment.

The contractual rights in place noted above will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 20 years and all but $41,576,000 will be deductible for income tax purposes over 15 years.  The goodwill noted above (none of which will be deductible for income tax purposes) represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired.

In 2014, we sold:

▪

March 2014 — our cement and concrete businesses in the Florida area for total consideration of $721,359,000 (as of September 30, 2014, $719,089,000 has been received in cash) resulting in a pretax gain of $227,910,000. We retained all of our Florida aggregates operations, our Cement segment’s calcium operation in Brooksville, Florida and real estate associated with certain former ready-mixed concrete facilities. Under a separate supply agreement, we will continue to provide aggregates to the divested concrete facilities, at market prices, for a period of 20 years. As a result of the continuing cash flows (generated via the supply agreement and the retained operation and assets), the disposition is not reported as discontinued operations

▪	March 2014 — a previously mined and subsequently reclaimed tract of land in Maryland (Aggregates segment) for net pretax cash proceeds of $10,727,000 resulting in a pretax gain of $168,000
▪	January 2014 — unimproved land in Tennessee previously containing a sales yard (Aggregates segment) for net pretax cash proceeds of $5,820,000 resulting in a pretax gain of $5,790,000

The structure of these 2014 transactions — along with the fourth quarter 2013 acquisition noted below — enabled us to defer income taxes on approximately $145,000,000 in capital gains.

In 2013, we acquired:

▪

Fourth quarter — land containing 136 million tons of aggregates reserves at an existing quarry in southern California for $117,000,000. We previously mined these reserves under a lease which was scheduled to expire in 2017

▪

Second quarter — an aggregates production facility and four ready-mixed concrete facilities in Texas for $29,983,000.  As a result, we recognized $5,425,000 of contractual rights in place. The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 50 years and will be deductive for income tax purposes over 15 years

▪

First quarter — two aggregates production facilities in Georgia for $59,968,000.  After finalizing the purchase price allocation, we recognized $3,620,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 20 years and will be deductible for income tax purposes over 15 years

In 2013, we sold:

▪	Third quarter — reclaimed land associated with a former site of a ready-mixed concrete facility in Virginia for net pretax cash proceeds of $11,261,000 resulting in a pretax gain of $9,027,000
▪

Third quarter —  a percentage of the future production from aggregates reserves at certain owned quarries. The sale was structured as a volumetric production payment (VPP) for which we received gross cash proceeds of $154,000,000 and incurred transaction costs of $905,000. The net proceeds were recorded as deferred revenue and are amortized on a unit-of-sales basis to revenues over the term of the VPP. See Note 4 for the key terms of the VPP

▪

Second quarter —  four aggregates production facilities in Wisconsin for net pretax cash proceeds of $34,743,000 resulting in a pretax gain of $21,183,000. We allocated $4,521,000 of goodwill to these dispositions based on the relative fair values of the businesses disposed of and the portion of the reporting unit retained

▪

First quarter —  an aggregates production facility in Wisconsin and its related replacement reserve land for net pretax cash proceeds of $5,133,000 resulting in a pretax gain of $2,802,000. We allocated $674,000 of goodwill to this disposition based on the relative fair values of the business disposed of and the portion of the reporting unit retained

Effective land management is both a business strategy and a social responsibility. We strive to achieve value through our mining activities as well as incremental value through effective post-mining land management. Our land management strategy includes routinely reclaiming and selling our previously mined land. Additionally, this strategy includes developing conservation banks by preserving land as a suitable habitat for endangered or sensitive species. These conservation banks have received approval from the United States Fish and Wildlife Service to offer mitigation credits for sale to third parties who may be required to compensate for the loss of habitats of endangered or sensitive species.

No assets meet the criteria for held for sale at September 30, 2014. As of December 31, 2013 and September  30, 2013, a previously mined and subsequently reclaimed tract of land within our Aggregates segment is presented in the accompanying Condensed Consolidated Balance Sheets as assets held for sale. This land tract sold in the first quarter of 2014. Assets classified as held for sale are as follows:

	December 31	September 30
in thousands	2013	2013
Held for Sale
Property, plant & equipment, net	$ 10,559	$ 10,559
Total assets held for sale	$ 10,559	$ 10,559

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

ACCOUNTING STANDARDS PENDING ADOPTION

GOING CONCERN In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern (meet its obligations as they become due) within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, certain disclosures are required. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter. Early adoption is permitted. We will adopt this standard as of and for the annual period ending December 31, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

SHARE-BASED  AWARDS  In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period,” which clarifies the proper method of accounting for share-based awards when the terms of an award provide that a performance target could be achieved after the requisite service period. Under current guidance, there is a lack of consistency in the measurement of the grant-date fair values of awards with these types of performance targets. Under ASU 2014-12, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value. Rather, an entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods within those annual reporting periods. We currently account for share-based  awards with these types of performance targets in accordance with ASU 2014-12; therefore, we do not expect the adoption of this ASU to have any impact on our consolidated financial statements.

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

EXECUTIVE SUMMARY

Financial highlights for Third Quarter 2014

Compared to third quarter 2013:

▪	Total revenues increased $60.0 million, or 7%
▪	Gross profit increased $50.1 million, or 31%
▪	Aggregates segment gross profit increased $38.2 million, or 26%
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 58%
▪	Shipments increased 12%, or 5.1 million tons
▪	Same-store shipments increased 10.5%, or 4.5 million tons
▪	Freight-adjusted revenues increased 14%, or $65.9 million
▪	Cash gross profit per ton was $5.15, an increase of $0.32 per ton, or 7%
▪	Average sales price increased 2%, including unfavorable mix impact
▪	Exclusive of unfavorable mix, average sales price increased 4%
▪	Asphalt, Concrete and Cement segment gross profit improved $11.8 million, collectively
▪	Earnings from continuing operations were $0.51 per diluted share as compared to $0.32
▪	The current year’s third quarter includes $0.03 per diluted share of costs related to acquisition and divestiture activity and restructuring changes
▪	The prior year’s third quarter includes $0.04 per diluted share of income associated with the gain on sale of reclaimed real estate
▪	Adjusted EBITDA was $215.4 million, an increase of $44.5 million, or 26%

Growth in private end markets continues to drive increased construction activity and demand for our products. Leading indicators, such as housing starts, nonresidential contract awards and employment levels, continue to show favorable above-average growth trends in Vulcan-served markets and Vulcan markets continue to grow faster than U.S. markets as a whole.

Strong growth in aggregates volumes and solid operating performance in our aggregates businesses led to our significant earnings growth. Our third quarter results continued to demonstrate the earnings leverage of volume growth in our aggregates business. We are also seeing the benefit of our continuing efforts to grow unit profitability and leverage our overhead structure. Over the past twelve months, aggregates shipments have increased 9%, or 13.2 million tons. During the same period, Aggregates segment gross profit has increased 30%, or $116.8 million.

The overall pricing outlook for our aggregates products continues to improve with the recovery in demand for construction materials.  Our aggregates shipments have grown for six consecutive quarters, and we expect this demand momentum to lead to accelerating price growth. This lead-lag relationship between growing volumes followed by accelerating price growth is typical for our business. We already see price increases between 5% and 10% in certain markets, particularly where the recovery in construction activity is further along. As we look ahead, we believe price momentum will increase with continued volume growth.

During the third quarter, we completed six acquisitions for total consideration of $318.0 million (see Note 16 to the condensed consolidated financial statements). Collectively, these acquisitions include 450 million tons of proven and probable reserves in attractive markets: San Francisco, California; Phoenix, Arizona: Albuquerque and Santa Fe, New Mexico; Dallas, Texas; and northern Virginia and Washington D.C. Annual aggregates production volumes of the acquired assets totaled approximately 8 million tons in 2013. Additionally, the acquisitions in Phoenix and New Mexico include asphalt mix and ready-mixed concrete operations. The structure of these transactions — along with an earlier investment in reserves at a key quarry serving San Diego — has enabled us to defer income taxes on approximately $145 million in capital gains. We incurred $3.0 million of one-time costs associated with these acquisitions in the third quarter.

Our business continues to improve. Our employees remain focused on increasing unit profitability, delivering expected incremental earnings, and improving our valuable aggregates franchise. Our confidence in the prospects for a sustained multi-year recovery in aggregates demand continues to grow. Our markets are recovering from trough levels of demand and are outpacing the rest of the U.S. We are excited about our future as the leading aggregates supplier in the U.S. We remain focused on further improving the profitability of our existing businesses, strategically expanding our unmatched asset base to serve the needs of our customers, and continuing our disciplined management of capital.

In February 2012, our Board approved a two-year Planned Asset Sales initiative with targeted net proceeds of at least $500 million through the sale of non-core assets. The initiative concluded in the first quarter of 2014 with the sale of our cement and concrete businesses in the Florida area to Cementos Argos.  Including the $719.1 million of net proceeds from the Argos transaction, the Planned Asset Sales initiative generated over $1.1 billion of net proceeds. The proceeds from these sales were used to strengthen our balance sheet, unlock capital for more productive uses, improve our operating results and create value for shareholders. Over this two-year period, we retired over $800 million of debt and reinvested over $240 million to strengthen our aggregates position in our strategic markets of California, Georgia, Texas and Virginia.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Gross profit as a percentage of total revenues excluding freight and delivery is not a Generally Accepted Accounting Principle (GAAP) measure. We present this metric as it is consistent with the basis by which we review our operating results. Likewise, we believe that this presentation is consistent with the basis by which investors analyze our operating results considering that freight and delivery services represent pass-through activities. Reconciliation of this metric to its nearest GAAP measure is presented below:

gross profit margin in accordance with gaap

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2014	2013	2014	2013
Gross profit	$ 209.0	$ 159.0	$ 417.9	$ 309.5
Total revenues	$ 873.6	$ 813.6	$ 2,239.1	$ 2,090.5
Gross profit margin	23.9%	19.5%	18.7%	14.8%

gross profit margin excluding freight and delivery revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2014	2013	2014	2013
Gross profit	$ 209.0	$ 159.0	$ 417.9	$ 309.5
Total revenues	$ 873.6	$ 813.6	$ 2,239.1	$ 2,090.5
Freight and delivery revenues	78.5	67.2	204.6	175.4
Total revenues excluding freight and delivery revenues	$ 795.1	$ 746.4	$ 2,034.5	$ 1,915.1
Gross profit margin excluding
freight and delivery revenues	26.3%	21.3%	20.5%	16.2%

Aggregates segment gross profit as a percentage of freight-adjusted revenues is not a GAAP measure. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is more meaningful to our investors as it excludes related transportation revenues (a pass-through activity) and other service-related revenues, such as landfill tipping fees. Incremental gross profit as a percentage of freight-adjusted revenues represents the year-over-year change in gross profit divided by the year-over-year change in freight-adjusted revenues. Reconciliation of these metrics to their nearest GAAP measure is presented below:

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2014	2013	2014	2013
Aggregates segment
Gross profit	$ 188.0	$ 149.8	$ 388.1	$ 301.7
Segment sales	$ 688.9	$ 596.8	$ 1,752.6	$ 1,528.8
Gross profit margin	27.3%	25.1%	22.1%	19.7%

Aggregates segment gross profit as a percentage of freight-adjusted revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2014	2013	2014	2013
Aggregates segment
Gross profit	$ 188.0	$ 149.8	$ 388.1	$ 301.7
Segment sales	$ 688.9	$ 596.8	$ 1,752.6	$ 1,528.8
Excluding
Freight and delivery revenues	73.8	66.0	194.6	164.7
Transportation to remote distribution sites	56.9	37.3	146.5	107.7
Other revenues	26.6	27.8	72.3	67.5
Freight-adjusted revenues	$ 531.6	$ 465.7	$ 1,339.2	$ 1,188.9
Gross profit as a percentage of
freight-adjusted revenues	35.4%	32.2%	29.0%	25.4%
Incremental gross profit as a percentage of
freight-adjusted revenues	58.0%		57.5%

GAAP does not define “free cash flow,” "cash gross profit" and “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP. Likewise, cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company's ability to incur and service debt and to assess the operating performance of a company’s businesses. We use free cash flow, cash gross profit, EBITDA and other such measures to assess liquidity and the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.  We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

free cash flow

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Nine Months Ended
	September 30
in millions	2014	2013
Net cash provided by operating activities	$ 149.7	$ 260.0
Purchases of property, plant & equipment	(169.2)	(117.3)
Free cash flow	$ (19.5)	$ 142.7

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2014	2013	2014	2013
Aggregates segment
Gross profit	$ 188.0	$ 149.8	$ 388.1	$ 301.7
DDA&A	58.5	56.7	169.2	169.2
Aggregates segment cash gross profit	$ 246.5	$ 206.5	$ 557.3	$ 470.9
Unit shipments - tons	47.8	42.8	121.1	110.2
Aggregates segment cash gross profit per ton	$ 5.15	$ 4.83	$ 4.60	$ 4.27
Asphalt Mix segment
Gross profit	$ 14.5	$ 13.6	$ 28.3	$ 24.8
DDA&A	2.6	2.2	7.5	6.4
Asphalt Mix segment cash gross profit	$ 17.1	$ 15.8	$ 35.8	$ 31.2
Concrete segment
Gross profit	$ 5.5	$ (3.9)	$ (0.5)	$ (19.8)
DDA&A	5.0	8.4	15.7	24.5
Concrete segment cash gross profit	$ 10.5	$ 4.5	$ 15.2	$ 4.7
Cement segment
Gross profit	$ 1.0	$ (0.5)	$ 2.0	$ 2.8
DDA&A	0.2	5.4	1.4	13.8
Cement segment cash gross profit	$ 1.2	$ 4.9	$ 3.4	$ 16.6

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2014	2013	2014	2013
Net earnings	$ 66.9	$ 41.4	$ 166.9	$ 15.3
Provision for (benefit from) income taxes	31.1	10.8	71.9	(21.9)
Interest expense, net	40.9	49.1	201.5	152.8
(Earnings) loss on discontinued operations, net of taxes	0.8	0.8	1.9	(4.6)
Depreciation, depletion, accretion and amortization	71.2	78.3	208.9	230.8
EBITDA	$ 210.9	$ 180.4	$ 651.1	$ 372.4
(Gain) loss on sale of real estate and businesses	$ 1.2	$ (9.2)	$ (235.9)	$ (35.4)
Charges associated with acquisitions and divestitures	3.9	0.0	15.5	0.0
Amortization of deferred revenue	(1.4)	(0.3)	(3.7)	(0.9)
Restructuring charges	0.8	0.0	0.8	1.5
Adjusted EBITDA	$ 215.4	$ 170.9	$ 427.8	$ 337.6

RESULTS OF OPERATIONS

Total revenues include sales of products to customers, net of any discounts and taxes, and freight and delivery revenues billed to customers. Related freight and delivery costs are included in cost of revenues. This presentation is consistent with the basis on which we review our consolidated results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table highlights significant components of our consolidated operating results including  EBITDA and Adjusted EBITDA.

consolidated operating Result highlights

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share data	2014	2013	2014	2013
Total revenues	$ 873.6	$ 813.6	$ 2,239.1	$ 2,090.5
Cost of revenues	664.6	654.6	1,821.2	1,781.0
Gross profit	$ 209.0	$ 159.0	$ 417.9	$ 309.5
Selling, administrative and general expenses	$ 66.1	$ 65.9	$ 199.8	$ 195.4
Operating earnings	$ 140.3	$ 99.8	$ 438.2	$ 136.6
Interest expense, net	$ 40.9	$ 49.1	$ 201.5	$ 152.8
Earnings (loss) from continuing operations
before income taxes	$ 98.8	$ 52.9	$ 240.7	$ (11.2)
Earnings from continuing operations	$ 67.8	$ 42.2	$ 168.8	$ 10.7
Earnings (loss) on discontinued operations,
net of taxes	(0.9)	(0.8)	(1.9)	4.6
Net earnings	$ 66.9	$ 41.4	$ 166.9	$ 15.3
Basic earnings (loss) per share
Continuing operations	$ 0.51	$ 0.32	$ 1.29	$ 0.08
Discontinued operations	0.00	0.00	(0.02)	0.04
Basic net earnings per share	$ 0.51	$ 0.32	$ 1.27	$ 0.12
Diluted earnings (loss) per share
Continuing operations	$ 0.51	$ 0.32	$ 1.27	$ 0.08
Discontinued operations	(0.01)	(0.01)	(0.01)	0.04
Diluted net earnings per share	$ 0.50	$ 0.31	$ 1.26	$ 0.12
EBITDA	$ 210.9	$ 180.4	$ 651.1	$ 372.4
Adjusted EBITDA	$ 215.4	$ 170.9	$ 427.8	$ 337.6

ADJUSTED CONCRETE AND CEMENT SEGMENT FINANCIAL DATA

Comparative financial data adjusted for the March 7, 2014 sale of our concrete and cement businesses in the Florida area is summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2014	2013	2014	2013
Concrete Segment
Segment sales
As reported	$ 99.0	$ 129.8	$ 288.8	$ 349.9
Adjusted	$ 99.0	$ 86.9	$ 256.1	$ 227.3

Total revenues
As reported	$ 99.0	$ 129.8	$ 288.8	$ 349.9
Adjusted	$ 99.0	$ 86.9	$ 256.1	$ 227.3

Gross profit
As reported	$ 5.5	$ (3.9)	$ (0.5)	$ (19.8)
Adjusted	$ 5.5	$ 2.9	$ 3.2	$ (0.4)

DDA&A
As reported	$ 5.0	$ 8.4	$ 15.7	$ 24.5
Adjusted	$ 5.0	$ 4.6	$ 14.3	$ 13.0
Cement Segment
Segment sales
As reported	$ 2.3	$ 25.6	$ 22.6	$ 72.9
Adjusted	$ 2.3	$ 2.3	$ 6.6	$ 7.2

Total revenues
As reported	$ 2.3	$ 13.3	$ 13.4	$ 38.0
Adjusted	$ 2.3	$ 2.3	$ 6.6	$ 7.2

Gross profit
As reported	$ 1.0	$ (0.5)	$ 2.0	$ 2.8
Adjusted	$ 1.0	$ 0.7	$ 2.4	$ 2.2

DDA&A
As reported	$ 0.2	$ 5.4	$ 1.4	$ 13.8
Adjusted	$ 0.2	$ 0.0	$ 0.4	$ 0.3

third quarter 2014 Compared to third Quarter 2013

Total revenues for the third quarter of 2014 were $873.6 million, up 7% from the third quarter of 2013. Shipments increased in aggregates (+12%) and asphalt mix (+3%) while, as a result of our first quarter sale of our cement and concrete businesses in the Florida area, shipments declined in ready-mixed concrete (-25%) and our cement shipments ceased. Average sales price was up in aggregates (+2%) and unit profitability as measured by materials margin (average sales price less unit cost of raw materials) was up in asphalt mix (+3%) and ready-mixed concrete (+17%).

Net earnings for the third quarter of 2014 were $66.9 million, or $0.50 per diluted share, compared to $41.4 million, or $0.31 per diluted share, in the third quarter of 2013. Each period’s results were impacted by discrete items, as follows:

▪

The third quarter of 2014 results include a pretax charge of $1.2 million to reduce the gain on sale of real estate and businesses, a pretax charge of $3.9 million related to acquisition and disposition activities, and a $0.8 million charge for restructuring

▪	The third quarter of 2013 results include a pretax gain of $4.3 million related to the sale of reclaimed real estate

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2014 versus the third quarter of 2013 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2013	$ 52.9
Higher aggregates gross profit	38.2
Higher asphalt mix gross profit	0.9
Higher concrete gross profit	9.4
Higher cement gross profit	1.5
Higher selling, administrative and general expense	(0.2)
Lower gain on sale of property, plant & equipment and businesses	(8.3)
Higher restructuring charges	(0.8)
Lower interest expense	8.2
All other	(3.0)
Third quarter 2014	$ 98.8

Aggregates segment sales were $688.9 million, up 15% from the prior year’s third quarter due mostly to strong volume growth across most of our footprint. Third quarter aggregates shipments increased 12% compared to the prior year. Shipments in Illinois and Texas increased 31% and 21%, respectively, due in part to large-project work. Other markets including Florida, Georgia, North Carolina and Virginia, reported volume growth of  10% to 15% versus the prior year. During the third quarter, we completed several bolt-on acquisitions (See Note 16 to the condensed consolidated financial statements). On a same-store basis, aggregates shipments increased 10.5% from the prior year.

Freight-adjusted average sales price for aggregates increased 2%, or $0.23 per ton, versus the prior year’s third quarter as almost all of our markets realized price improvement. This quarterly price improvement marks the thirteenth consecutive quarter of year-over-year price improvement. The sharp volume increase in Illinois negatively impacted the overall increase in average selling price by 1%. Additionally, several large shipments of base material and other lower-priced products also impacted the reported average selling price for the quarter by approximately 1%. The widespread price improvement combined with reductions in costs, drove a $0.43 per ton, or 12%, increase in our Aggregates segment gross profit per ton. Despite relatively modest price growth during these early stages of demand recovery, trailing twelve-month gross profit per ton has increased $0.52, or 19%, from the prior year’s third quarter.

As a percentage of freight-adjusted revenues, Aggregates segment gross profit margin improved 3.2 percentage points (320 basis points) over the prior year’s third quarter. This strong gross profit margin expansion includes certain costs associated with acquisitions closed in the third quarter. Excluding acquisitions completed in the third quarter, freight-adjusted revenues increased $59.8 million and gross profit associated with these revenues was approximately $39.0 million (incremental gross profit margin of 65%).

Asphalt Mix segment gross profit improved $0.9 million due to higher margins and earnings from recently completed acquisitions. Asphalt mix volumes approximated those of the prior year.

Concrete segment gross profit was $5.5 million compared to a loss of $3.9 million in the third quarter of the prior year. Last year’s third quarter results included our Florida concrete business that was sold in the first quarter of 2014. Adjusted for the sale of our concrete business in the Florida area, Concrete segment volume and pricing improved, driven primarily by increased private construction activity, while same-store gross profit increased $2.6 million as reflected in the chart on the preceding page.

Our cement business was also sold in the first quarter of 2014 along with the Florida concrete business. We retained our calcium products business that is included in the Cement segment. This calcium products business reported third quarter 2014 Cement segment sales of $2.3 million and gross profit of $1.0 million, reflecting a $0.3 million increase in gross profit on essentially flat sales on a same-store prior year comparison.

Selling, administrative and general (SAG) expenses in the third quarter of 2014 were essentially flat compared with the prior year’s third quarter,

Gain on sale of property, plant & equipment and businesses was $1.0 million in the third quarter of 2014 compared to $9.3 million in the third quarter of 2013. The sale of reclaimed land in the third quarter of 2013 accounted for a $9.2 million pretax gain while there were no business divestitures in the third quarter of 2014 (see Note 16 to the condensed consolidated financial statements).

Restructuring charges were $0.8 million in the third quarter of 2014 compared to none in the third quarter of 2013. See
Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Net interest expense was $40.9 million in the third quarter of 2014 compared to $49.1 million in 2013. The lower interest expense resulted from the decrease in outstanding debt due to the $506.4 million principal amount debt purchase in the first quarter of 2014.

We recorded an income tax provision from continuing operations of $31.1 million in the third quarter of 2014 compared to $10.8 million in the third quarter of 2013. In the third quarter of 2014, income taxes were calculated based on the EAETR, while the year-to-date effective tax rate was used to calculate income taxes in the third quarter of 2013. Both the EAETR and year-to-date effective tax rate methods for calculating income taxes are discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

Earnings from continuing operations were $0.51 per diluted share compared to $0.32 per diluted share in the third quarter of 2013.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $1.4 million in 2014 and $1.3 million in 2013. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE september 30, 2014 Compared to YEAR-TO-DATE september 30, 2013

Total revenues for the first nine months of 2014 were $2,239.1 million, up 7% from the first nine months of 2013. Shipments increased in aggregates (+10%) and asphalt mix (+6%) and declined in ready-mixed concrete (-19%) and cement (-78%).  The decrease in ready-mixed concrete and cement shipments resulted from the first quarter sale of our cement and concrete businesses in the Florida area. Average sales price was up in aggregates (+3%), and unit profitability as measured by materials margin was up in asphalt mix (+3%) and ready-mixed concrete (+16%).

Net earnings for the first nine months of 2014 were $166.9 million, or $1.26 per diluted share, compared to $15.3 million, or $0.12 per diluted share, for the first nine months of 2013. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the first nine months of 2014 include a pretax gain of $235.9 million related to the sale of real estate and businesses including our cement and concrete businesses in the Florida area, a pretax charge of $15.5 million related to acquisition and disposition activities, a $0.8 million charge for restructuring, and a pretax loss on debt purchase of $72.9 million (see Note 7 to the condensed consolidated financial statements)

▪	Net earnings for the first nine months of 2013 include a pretax gain of $35.4 million related to the sale of real estate and businesses and a $1.5 million charge for restructuring

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2014 versus year-to-date September 30, 2013 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2013	$ (11.2)
Higher aggregates gross profit	86.4
Higher asphalt mix gross profit	3.5
Higher concrete gross profit	19.3
Lower cement gross profit	(0.8)
Higher selling, administrative and general expenses	(4.4)
Higher gain on sale of property, plant & equipment and businesses	201.7
Lower restructuring charges	0.8
Higher interest expense	(48.8)
All other	(5.8)
Year-to-date September 30, 2014	$ 240.7

Gross profit for the Aggregates segment was $388.1 million for the first nine months of 2014 versus $301.7 million in 2013. This $86.4 million (29%) increase in gross profit resulted from higher volumes and selling prices. At $4.60, our Aggregates segment cash gross profit per ton increased $0.33, or 8%, compared with the first nine months of 2013. As a percentage of freight-adjusted revenues, Aggregates segment gross profit margin improved 3.6 percentage points (360 basis points) over the prior year’s first nine months.

Asphalt Mix segment gross profit of $28.3 million was $3.5 million above the first nine months of 2013. This increase resulted from both the increased volume (+6%) and the favorable materials margin (+3%).

Concrete segment gross profit was a loss of $0.5 million for the first nine months of 2014, an improvement of $19.3 million from the prior year. Ready-mixed concrete materials margin increased 16% while shipment decreased 19%. Last year’s results and most of this year’s first quarter results include our Florida concrete business that was sold in the first quarter of 2014. Same-store Concrete segment gross profit improved $3.6 million compared to 2013 as reflected in the chart on page 32.

Cement segment gross profit of $2.0 million was $0.8 million below the first nine months of 2013. As previously stated, we sold our cement business in the first quarter of 2014 along with the Florida concrete business. We retained a calcium products business that is included within the Cement segment. Same-store Cement segment gross profit was $2.4 million for the first nine months of 2014 compared to $2.2 million in the first nine months of 2013.

SAG  expenses in the first nine months of 2014 were up $4.4 million, or 2%, from the prior year due to  increased performance-based compensation and costs associated with acquisitions and divestitures.

Gain on sale of property, plant & equipment and businesses was $238.5 million in the first nine months of 2014 compared to $36.9 million in the first nine months of 2013. The 2014 gain includes the sale of our cement and concrete businesses in Florida to Cementos Argos for a $227.9 million pretax gain and the sale of two reclaimed operating sites for a $6.0 million pretax gain. The 2013 gain  includes a $9.0 million pretax gain on the sale of reclaimed land associated with a former site of a ready-mixed concrete facility and a $24.0 million pretax gain on the sale of five aggregates production facilities.

The first nine months of 2014 include  $0.7 million of restructuring charges as compared to $1.5 million in the first nine months of 2013. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Net interest expense was $201.5 million in the first nine months of 2014 compared to $152.8 million in the first nine months of 2013. The higher interest cost resulted from the aforementioned $72.9 million pretax loss on debt purchase partially offset by reduced interest expense due to the lower debt level (current year debt purchase and the November 2013 scheduled debt retirement).

We recorded an income tax provision from continuing operations of $71.9 million for the first nine months of 2014 compared to an income tax benefit of $21.9 million for the first nine months of 2013. For the first nine months of 2014, income taxes were calculated based on the EAETR,  while the year-to-date effective tax rate was used to calculate income taxes for the first nine months of 2013. Both the EAETR and year-to-date effective tax rate methods for calculating income taxes are discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision for the year resulted largely from applying the statutory rate to the increase in our pretax book earnings.

Earnings from continuing operations were $1.27 per diluted share compared to $0.08 per diluted share in the first nine months of 2013.

Discontinued Operations — Year to-date September pretax loss from discontinued operations was $3.1 million in 2014 compared to a pretax gain of $7.7 million in 2013. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2013 gain was the result of an $11.7 million pretax gain related to the final payment from the earn-out. For additional details, see Note 2 to the condensed consolidated financial statements.

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

Cash

Included in our September 30, 2014 cash and cash equivalents balance of $91.9 million is $62.7 million of cash held at one of our foreign subsidiaries. A majority of this $62.7 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is currently limited to our foreign operations.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2014	2013
Net earnings	$ 166.9	$ 15.3
Depreciation, depletion, accretion and amortization (DDA&A)	208.9	230.9
Net earnings before noncash deductions for DDA&A	$ 375.8	$ 246.2
Net gain on sale of property, plant & equipment and businesses	(238.5)	(48.6)
Proceeds from sale of future production, net of transaction costs	0.0	153.1
Cost of debt purchase	72.9	0.0
Other operating cash flows, net	(60.5)	(90.7)
Net cash provided by operating activities	$ 149.7	$ 260.0

As noted in the table above, net earnings before noncash deductions for DDA&A increased $129.6 million to $375.8 million during the nine months ended September 30, 2014. Included in net earnings for nine months ended September 30, 2014 is a pretax gain of $227.9 million (see Note 16 to the condensed consolidated financial statements) from the sale of our cement and concrete businesses in the Florida area. Cash received associated with the sale of property, plant & equipment and businesses is presented as a component of investing activities. Additionally, we purchased $506.4 million principal amount of outstanding debt through a tender offer and incurred a loss of $72.9 million (see Note 7 to the condensed consolidated financial statements). Cash paid for the debt purchase is presented as a component of financing activities. In September 2013, we sold a percentage of future production from aggregates reserves resulting in net cash proceeds of $153.3 million (see Note 4 to the condensed consolidated financial statements).

cash flows from investing activities

Net cash provided by investing activities was $302.6 million during the nine months ended September 30, 2014, a $443.3 million increase compared to the same period of 2013. This increase resulted from a $673.8 million increase in proceeds from the sale of property, plant & equipment and businesses partially offset by a $230.6 million increase in purchases of property, plant & equipment and businesses. During the nine months ended September 30, 2014, we sold: a previously mined and subsequently reclaimed tract of land for $10.7 million, land previously containing a sales yard for $5.8 million, and our cement and concrete businesses in the Florida area for $721.4 million (as of September 30, 2014, $719.1 million has been received). In the same period, we completed several acquisitions for total consideration of $318.0 million, of which $268.4 million was paid in cash (see Note 16 to the condensed consolidated financial statements).

cash flows from financing activities

Net cash used for financing activities of $554.2 million increased $405.2 million in the nine months ended September 30, 2014 compared to the same period of 2013. This increase is primarily attributable to a $343.2 million increase in debt payments and an $86.0 million decrease in proceeds from drawing on our line of credit. As previously mentioned, in the first quarter of 2014 we purchased $506.4 million principal amount of outstanding debt through a tender offer as follows: $375.0 million of 6.50% notes due in 2016 and $131.4 million of 6.40% notes due in 2017. Total tender costs were $579.7 million including $71.8 million premium and $1.5 million in transaction costs. This increase in cash used for financing activities is partially offset by a $30.6 million increase in proceeds from the issuance of common stock.  For the nine months ended September 30, 2014, we issued 0.5 million shares of common stock to the trustee of our 401(k) savings and retirement plans for cash proceeds of $30.6 million.

debt

Certain debt measures are outlined below:

	September 30	December 31	September 30
dollars in millions	2014	2013	2013
Debt
Current maturities of long-term debt	$ 0.1	$ 0.2	$ 0.2
Long-term debt	2,006.0	2,522.2	2,523.4
Total debt	$ 2,006.1	$ 2,522.4	$ 2,523.6
Capital
Total debt	$ 2,006.1	$ 2,522.4	$ 2,523.6
Equity	4,201.1	3,938.1	3,862.9
Total capital	$ 6,207.2	$ 6,460.5	$ 6,386.5
Total Debt as a Percentage of Total Capital	32.3%	39.0%	39.5%
Weighted-average Effective Interest Rates
Long-term debt	8.10%	7.73%	7.72%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.3%	99.4%	99.5%
Floating-rate debt	0.7%	0.6%	0.5%

Our long-term debt is unsecured and essentially all such debt agreements contain customary investment-grade type covenants that primarily limit the amount of secured debt we may incur without ratably securing the outstanding debt.  Our debt may be redeemed prior to maturity at the greater of par value and the make-whole value plus accrued and unpaid interest.

There were no material scheduled debt payments during the first nine months of 2014. However, we purchased $506.4 million  principal amount of outstanding debt through a tender offer as described in Note 7 to the condensed consolidated financial statements. This debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area.

Our $0.1 million of current maturities of long-term debt as of September  30, 2014 is due as follows:

Current
in millions	Maturities
Fourth quarter 2014	$ 0.1
First quarter 2015	0.0
Second quarter 2015	0.0
Third quarter 2015	0.0

We expect to retire the current maturities using existing cash.

In March 2014, we amended our $500.0 million line of credit to, among other items, extend the term from March 12, 2018 to March 25, 2019. The line of credit is secured by accounts receivable and inventory, but will become unsecured upon the achievement of certain credit metrics and/or credit ratings. The line of credit contains customary negative and financial covenants for a secured facility.

The negative covenants primarily limit our ability to: (1) incur secured debt, (2) make investments, (3) execute acquisitions and divestitures, and (4) make restricted payments, including dividends.  Such limitations currently do not impact our ability to execute our strategic, operating and financial plans, and become less restrictive when the line of credit becomes unsecured as described above.

The line of credit contains two financial covenants: (1) a maximum ratio of debt to EBITDA that declines over time to 3.5:1 and (2) a minimum ratio of EBITDA to net cash interest expense that increases over time to 3.0:1.

As of September 30, 2014, we were in compliance with all of our long-term debt and line of credit covenants.

Borrowings on our line of credit are classified as short-term due to our intent to repay any borrowings within twelve months. As of September 30, 2014, our available borrowing capacity under the line of credit was $446.7 million. Utilization of the borrowing capacity was as follows:

▪	none was drawn
▪	$53.3 million was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25%, or an alternative rate derived from the lender’s prime rate,  based on our ratio of debt to EBITDA.  Standby letters of credit issued under the line of credit reduce availability and are charged a fee equal to the margin for LIBOR based borrowing plus 0.175%.  As of September 30, 2014, the applicable margin was 1.75%. We also pay a commitment fee on the daily average unused amount of the line of credit. This commitment fee ranges from 0.25% to 0.40% based on our ratio of debt to EBITDA. Once the line of credit becomes unsecured, both the LIBOR margin range for borrowings and the commitment fee range will decline.

debt ratings

Our debt ratings and outlooks as of September 30, 2014 are summarized below:

	Rating/Outlook	Date	Description
Senior Secured Line of Credit
Moody's	Ba1/stable	4/22/2014	upgraded from Ba2/negative
Senior Unsecured [1]
Moody's	Ba3/stable	4/22/2014	outlook changed from negative to stable
Standard & Poor's	BB+/stable	7/31/2014	upgraded from BB/positive

1	Not all of our long-term debt is rated.

Equity

Our common stock issuances are summarized below:

September 30		December 31	September 30
in thousands	2014	2013	2013
Common stock shares at beginning of year,
issued and outstanding	130,200	129,721	129,721
Common Stock Issuances
Acquisition	715	0	0
401(k) retirement plans	485	71	0
Share-based compensation plans	303	408	268
Common stock shares at end of period,
issued and outstanding	131,703	130,200	129,989

During the second quarter of 2014, we issued 16.9 thousand shares in connection with the purchase of a permitted quarry in Alabama. In the third quarter of 2014, we issued a total of 698.1 thousand shares in connection with the California acquisition, as described in Note 16 to the condensed consolidated financial statements.

We occasionally sell shares of common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	nine months ended September 30, 2014 — issued 485.3 thousand shares for cash proceeds of $30.6 million
▪	twelve months ended December 31, 2013 — issued 71.2 thousand shares for cash proceeds of $3.8 million
▪	nine months ended September 30, 2013 — no shares issued

There were no shares held in treasury as of September 30, 2014, December 31, 2013 and September 30, 2013. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of September 30, 2014.

off-balance sheet arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪	results of operations and financial position
▪	capital expenditures
▪	liquidity
▪	capital resources

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2014.

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

At September 30, 2014, the estimated fair value of our long-term debt instruments including current maturities was $2,259.4 million compared to a book value of $2,006.1 million. The estimated fair value was determined by averaging the asking price quotes for the notes. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $107.6 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We have completed the replacement of our legacy information technology systems and have completed implementation of our financial reporting software, which was a major component of the replacement. The new information technology systems are the source for most of the information presented in this Quarterly Report on Form 10-Q.

As part of the divestiture of our cement and concrete businesses in the Florida area, we entered into a Transition Services Agreement with the buyer, whereby we agreed to continue to provide certain services for the divested facilities during 2014. All services will be performed in our existing systems and under our current control environment. The service agreement does not require significant changes to our current control environment beyond ensuring proper segregation of duties over processing of third-party transactions. Controls were established and implemented to facilitate proper handling of the third-party data, including controls to protect against commingling of information and controls to prevent improper access to information.

No other changes were made to our internal control environment that would materially impact our controls over financial reporting during the third quarter of 2014.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

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

ITEM 6

exhibits

Exhibit 10(a)	Terms of Employment and General Release dated July 11,2014 between the Company and Daniel F. Sansone
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date November 5, 2014	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date November 5, 2014	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)