Form 10-K
period 2014-12-31
Vulcan Materials CO
filed 2015-02-27
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act. Yes ☐ No ☒

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

                                     Large accelerated filer ☒                                             Accelerated filer ☐

                                         Non-accelerated filer ☐                            Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2014:	$ 8,312,079,259
Number of shares of common stock, $1.00 par value, outstanding as of February 11, 2015:	132,105,151
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 8, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless otherwise stated or the context otherwise requires, references in this report to "Vulcan," the "Company," "we," "our," or "us" refer to Vulcan Materials Company and its consolidated subsidiaries.

Table of Contents	i

PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Certain of the matters and statements made herein or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words, such as "anticipate," "may," "believe," "estimate," "project," "expect," "intend" and words of similar import. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:

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

▪	the impact of the state of the global economy on our business and financial condition and access to capital markets
▪	changes in the level of spending for residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	the impact of our below investment grade debt rating on our cost of capital
▪	volatility in pension plan asset values and liabilities which may require cash contributions to our pension plans
▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to successfully implement our new divisional structure and changes in our management team
▪	our ability to manage and successfully integrate acquisitions
▪	the potential of goodwill or long-lived asset impairment
▪	the potential impact of future legislation or regulations relating to climate change, greenhouse gas emissions or the definition of minerals
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

ITEM 1

BUSINESS

Vulcan Materials Company, a New Jersey corporation, is the nation’s largest producer of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete.  We operated 335  aggregates facilities during 2014.

VULCAN’S VALUE PROPOSITION

We are the largest producer of construction aggregates in the country with coast-to-coast aggregates operations. Our leading position is based upon:

▪	a favorable geographic footprint that provides attractive long-term growth prospects
▪	the largest proven and probable reserve base in the United States

These factors allow us to provide attractive unit profitability through our strong operating expertise and price discipline.

STRATEGY FOR EXISTING AND NEW MARKETS

▪

Our aggregates reserves are strategically located throughout the United States in areas that are projected to grow faster than the national average and that require large amounts of aggregates to meet construction demand. Vulcan-served states are estimated to generate 75% of the total growth in U.S. population and 71% of the total growth in U.S. household formations between 2010 and 2020.

VULCAN’S TOP TEN REVENUE PRODUCING STATES IN 2014
1.	California	6.	Tennessee
2.	Texas	7.	Illinois
3.	Virginia	8.	North Carolina
4.	Georgia	9.	South Carolina
5.	Florida	10.	Alabama

Part I	3

    Source: Moody’s Analytics as of August 15, 2014

▪

We take a disciplined approach to strengthening our footprint by increasing our presence in U.S. metropolitan areas that are expected to grow more rapidly and by divesting assets that are no longer considered part of our long-term growth strategy. In 2014, we divested our Florida cement and concrete businesses for cash proceeds of $721.4 million and entered into a twenty-year aggregates supply agreement to provide aggregates to the divested concrete operations. We redeployed $331.8 million of this capital through acquisitions that added over 440 million tons of proven and probable aggregates reserves in key growth markets in Arizona, California, New Mexico, Texas, Virginia and Washington D.C.

▪

Where practical, we have operations located close to our local markets because the cost of trucking materials long distances is prohibitive. Approximately 80% of our total aggregates shipments are delivered exclusively from the producing location to the customer by truck, and another 15% are delivered by truck after reaching a sales yard by rail or water.  The remaining 5% of aggregates shipments are delivered directly to the customer by rail or water.

COMPETITORS

We operate in an industry that generally is fragmented with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers accounted for approximately 30% to 35%  of total U.S. aggregates production in 2014. Despite being the industry leader, Vulcan’s total U.S. market share is less than 10%.  Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

▪	Cemex S.A.B. de C.V.
▪	CRH plc
▪	HeidelbergCement AG
▪	Holcim Ltd.
▪	Lafarge
▪	Martin Marietta Materials, Inc.
▪	MDU Resources Group, Inc.

Because the U.S. aggregates industry is highly fragmented, with over 5,000 companies managing over 10,000 operations during 2014, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or by extending their existing market positions.

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

Our business strategies include: 1) aggregates focus, 2) coast-to-coast footprint, 3) profitable growth, 4) managing volume, product mix and price to grow profitability, and 5) effective land management.

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

▪

TAKE ADVANTAGE OF BEING THE LARGEST PRODUCER:  Each aggregates operation is unique because of its location within a local market with particular geological characteristics. Every operation, however, uses a similar group of assets to produce saleable aggregates and provide customer service. Vulcan is the largest aggregates company in the U.S., whether measured by shipments or by aggregates revenues. The 335 aggregates facilities we operated during 2014 provided opportunities to standardize operating practices and procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to share best practices across the organization and leverage our size for administrative support, customer service, accounting, accounts receivable and accounts payable, technical support and engineering.

2. COAST-TO-COAST FOOTPRINT

Demand for construction aggregates correlates positively with changes in population growth, household formation and employment. We have pursued a strategy to increase our presence in U.S. metropolitan areas that are expected to grow the most rapidly. In 2014, we expanded our operational footprint in Arizona, California, Texas,  Virginia and Washington D.C., and accessed new markets in New Mexico through acquisitions. These acquisitions, totaling $331.8 million of investment, added more than 440 million tons of proven and probable aggregates reserves serving markets where reserves are relatively scarce.

The following graphic illustrates our projected percentage share of the growth (2010 – 2020) by key demographics for the United States:

                    Source: Moody’s Analytics as of August 15, 2014.

Part I	5

Vulcan's top ten revenue producing states in 2014
Other Vulcan-served states
Symbols indicate states where Vulcan is integrated into additional product lines:
Asphalt
Concrete
Calcium

In January 2015, we exited the concrete market in California by swapping our ready-mix concrete operations for asphalt mix operations, primarily in Arizona.

3. PROFITABLE GROWTH

Our long-term growth is a result of strategic acquisitions and investments in key operations.

▪

Strategic acquisitions: Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. For example, in 1999 we acquired CalMat Co., thereby expanding our aggregates operations into California and Arizona and making us one of the nation’s leading producers of asphalt mix. In 2007, we acquired Florida Rock Industries, Inc., the largest acquisition in our history. This acquisition expanded our aggregates business in Florida and our aggregates and ready-mixed concrete businesses in other southeastern and mid-Atlantic states. In 2014, we completed eight transactions that expanded our aggregates business in Arizona, California, New Mexico, Texas, Virginia and Washington D.C., our asphalt mix business in Arizona and New Mexico,  and our ready-mixed concrete business in New Mexico.

In addition to these large acquisitions, we have completed many smaller acquisitions that have contributed significantly to our growth.

▪

Reinvestment opportunities with high returns: During the current decade,  Moody's Analytics projects that 75% of the U.S. population growth,  71% of household formation and 64% of new jobs will occur in Vulcan-served states. The close proximity of our production facilities and our aggregates reserves to this projected population growth create many opportunities to invest capital in high-return projects — projects that will add reserves, increase production capacity and improve costs.

Part I	6

4. MANAGING VOLUME, PRODUCT MIX AND PRICE TO GROW PROFITABILITY

We commonly think of three major profit drivers that must be managed in combination.

▪	Price for Service — We seek to receive full and fair value for the quality of products and service we provide. We should be paid appropriately for helping our customers be successful.
▪	Operating Efficiency and Leverage — We focus on rigorous cost management throughout the economic cycle. Small savings per ton add up to significant cost reductions.
▪	Sales and Production Mix — We adjust production levels to meet varying market conditions. Managing inventories responsibly results in improved cost performance and an improved return on capital.

We manage these factors locally, and align our talent and incentives accordingly. Our knowledgeable and experienced workforce and our flexible production capabilities allow  us to manage operational and overhead costs aggressively.  As a result of these cost controls coupled with a disciplined approach to pricing,  since 2012, our Aggregates segment’s gross profit has increased 55% on volume improvement of 15%.

While Aggregates segment gross profit has grown at a significantly greater rate than volume over the past couple of years, we have not yet fully realized our maximum unit profitability.

▪

On Price for Service — Our expanding margins have yet to benefit from the mid-to-high single digit price gains associated with cyclical recoveries. We believe that these gains will begin to take hold in 2015.

▪	On Operating Efficiency and Leverage — We are operating a capital-intensive business at 50-60% capacity and are extremely well positioned to further leverage fixed costs to sales as we move forward.
▪

On Sales and Production Mix — As the recovery continues and as we see a larger portion of new construction activity in the end-use mix, we will sell the entire production mix much more efficiently and at fuller value.

5. EFFECTIVE LAND MANAGEMENT

We believe that effective land management is both a business strategy and a social responsibility that contributes to our success. Good stewardship requires the careful use of existing resources as well as long-term planning because mining, ultimately, is an interim use of the land. Therefore, we strive to achieve a balance between the value we create through our mining activities and the value we create through effective post-mining land management. We continue to focus our actions on prudent decisions regarding the life cycle management of the land we currently hold and will hold in the future.

Part I	7

PRODUCT LINES

We have four operating (and reportable) segments organized around our principal product lines:

1.	Aggregates
2.	Asphalt Mix
3.	Concrete
4.	Calcium (formerly Cement)

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

▪

Location and quality of reserves: We currently have 15.8 billion tons of permitted and proven or probable aggregates reserves. The bulk of these reserves are located in areas where we expect greater than average rates of growth in population, jobs and households, which require new infrastructure, housing, offices, schools and other development. Such growth depends on aggregates for construction. Zoning and permitting regulations in some markets have made it increasingly difficult for the aggregates industry to expand existing quarries or to develop new quarries. These restrictions curtail expansion in certain areas, but they also increase the value of our reserves at existing locations.

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

In addition, the following factors influence the aggregates market:

▪

Highly fragmented industry: The U.S. aggregates industry is composed of over 5,000 companies that manage over 10,000 operations. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.

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

PUBLIC SECTOR CONSTRUCTION

Public sector construction includes spending by federal, state, and local governments for highways, bridges and airports as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2014, publicly funded construction accounted for approximately 50%  of our total aggregates shipments.

▪

Public Sector Funding: Generally, public sector construction spending is more stable than private sector construction because public sector spending is less sensitive to interest rates and has historically been supported by multi-year legislation and programs. For example, the federal surface transportation bill is a principal source of funding for public infrastructure and transportation projects. For over two decades, a portion of transportation projects has been funded through a series of multi-year bills. Some 40% of transportation projects are federally-funded, with special emphasis given to the largest and most complex projects. The long-term nature of such legislation is important because it provides state departments of transportation with the ability to plan and execute long-range, complex highway projects. Federal highway spending is governed by multi-year authorization bills and annual budget appropriations using funds largely from the Federal Highway Trust Fund. This Trust Fund receives funding from taxes on gasoline and other levies. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. In 2014,  approximately 26%  of our aggregates sales by volume was used in highway construction projects.

Part I	9

▪

federal highway funding: On August 8, 2014, Congress passed an extension of the Moving Ahead for Progress in the 21st Century Act (MAP-21). The two-year federal highway bill had received strong bipartisan support in both the House and the Senate, and was signed into law by the President on July 6, 2012. The extension of MAP-21 provides state departments of transportation with federal highway program authority through May 31, 2015. The extension continues federal support for transportation infrastructure programs at current funding levels, helping rebuild America’s aging infrastructure by modernizing and reforming our current transportation system, while also protecting millions of jobs.

MAP-21 maintained essentially level funding in Fiscal Years 2014 and 2015, with approximately $105 billion for total transportation funding through Fiscal Year 2014. It extends the Highway Trust Fund and tax collections through Fiscal Year 2016, adding additional stability to the Federal Highway Program. Congressional leaders have stated their intention to act in 2015 to replace the extension of MAP-21 with a multi-year authorization that includes revenue stability for federal surface transportation programs.

The extension of MAP-21 maintained the baseline increase to the Transportation Infrastructure Finance & Innovation Act (TIFIA) program. Funding for this program increased to $1.75 billion over the two-year MAP-21 period, from $122 million per year under the previous multi-year highway bill known as SAFETEA-LU. TIFIA funding is typically leveraged by a factor of 10, creating the potential for $17.5 billion in additional major project funding for Fiscal Years 2013 and 2014. The U.S. Department of Transportation estimates this TIFIA funding supports $30 to $50 billion in new construction. Given administrative requirements and other factors, the TIFIA program began to have a meaningful impact on aggregates shipments in 2014, and should continue to do so into 2015 and beyond.

TIFIA is a highly popular program that stimulates private capital investment for projects of national or regional significance in key growth areas throughout the United States, including large portions of our footprint. The program provides credit assistance in the form of secured loans, loan guarantees and lines of credit to major transportation infrastructure projects. Eligible sponsors include state and local governments, private firms, special authorities and transportation improvement districts. Eligible projects include highways and bridges, large multi-modal projects, as well as freight transfer and transit facilities. We are well positioned in states that are likely to get a disproportionate number of TIFIA-funded projects.

MAP-21’s positive framework for future authorizations was continued in the extension passed this summer. Its significant reforms, consolidation and simplification of federal highway programs, acceleration of the project delivery process, and expanded project financing and promotion of public-private partnership opportunities have paved the way for further progress as Congress works to pass a new multi-year highway bill.

▪

WATER INFRASTRUCTURE: In June 2014, President Obama signed into law the Water Resources Reform and Development Act (WRRDA), providing legal authority for the U.S. Army Corps of Engineers to pursue hundreds of navigation, flood control, and ecosystem restoration infrastructure projects along rivers, canals, ports and inland waterways throughout the nation. We, along with numerous business allies, strongly supported WRRDA for its importance to the U.S. economy, the pressing need to upgrade U.S. harbors, ports and inland waterways, and for construction projects using our products. The law addresses a significant backlog of water infrastructure projects, focused on improved port dredging, and streamlines permitting to speed up project delivery. Many of the large southern ports that would benefit from WRRDA, as they gear up for expected increases in freight volumes related to expansion of the Panama Canal, lie within our footprint. Additionally, WRRDA includes innovative public-private authorizations and a new Water Infrastructure Financing and Innovation Act (WIFIA), modeled after the TIFIA program.  As enacted, WIFIA is authorized to support large projects exceeding $20 million that otherwise would go unaddressed. As with TIFIA, it provides funding for up to 49% of a project's estimated cost, involves low interest rates, and includes favorable repayment terms as well as subrogation of the government's interest in order to encourage other investors.

Part I	10

Private sector CONSTRUCTION

The private sector construction markets include both nonresidential building construction and residential construction and are considerably more cyclical than public construction. In 2014, privately-funded construction accounted for approximately 50%  of our total aggregates shipments.

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

Contract awards are a leading indicator of future construction activity and a continuation of the recent trend in awards should translate to growth in demand for aggregates. In 2014,  total nonresidential contract awards, as measured in square feet, increased for the 4th year in a row. Private nonresidential contract awards were up approximately 59 million square feet, or 9%. Office buildings, retail construction and manufacturing facilities accounted for all of this growth. Employment growth, attractive lending standards and general recovery in the economy will help drive continued growth in construction activity in this end market.

▪

Residential Construction: The majority of residential construction is for single-family houses with the remainder consisting of multi-family construction (i.e., two family houses, apartment buildings and condominiums). Public housing comprises only a small portion of housing demand. Household formations in our markets continue to outpace household formations in the rest of the United States. Construction activity in this end market is influenced by the cost and availability of mortgage financing.

U.S. housing starts, as measured by Dodge Analytics data, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 600,000 units, well below prior historical lows of approximately 1 million units annually. In 2014, total annual housing starts surpassed 1 million units. The growth in residential construction bodes well for continued recovery in our markets.

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

Part I	11

OUR COMPETITIVE ADVANTAGes

The competitive advantages of our aggregates focused strategy include:

COAST-TO-COAST FOOTPRINT

▪	largest aggregates company in the U.S. (whether measured by shipments or by revenues)
▪	high-growth markets requiring large amounts of aggregates to meet construction demand
▪	diversified regional exposure
▪	benefits of scale in operations, procurement and administrative support
▪	complementary asphalt mix and concrete businesses in select markets
▪	effective land management

PROFITABLE GROWTH

▪	quality top-line growth that converts to higher-margin earnings and cash flow generation
▪	tightly managed operational and overhead costs
▪	more opportunities to manage our portfolio of locations to further enhance long-term earnings growth

STRATEGICALLY LOCATED ASSETS

▪	our reserves are primarily located in high-growth markets that require large amounts of aggregates to meet construction demand
▪	zoning and permitting regulations in many metropolitan markets have made it increasingly difficult to expand existing quarries or to develop new quarries
▪	such regulations, while potentially curtailing expansion in certain areas, could also increase the value of our reserves at existing locations

2. ASPHALT MIX

We produce and sell asphalt mix in Arizona, California, New Mexico and Texas. This segment relies on our reserves of aggregates, functioning essentially as a customer to our aggregates operations. Aggregates are a major component in asphalt mix, comprising approximately 95% by weight of this product. We meet the aggregates requirements for our Asphalt Mix segment primarily through our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material required.

Because asphalt mix hardens rapidly, delivery typically is within close proximity to the producing facility. The asphalt mix production process requires liquid asphalt cement, which we purchase from third-party producers. We do not anticipate any significant difficulties in obtaining the raw materials necessary for this segment to operate. We serve our Asphalt Mix segment customers from our local production facilities.

Part I	12

3.  CONCRETE

We produce and sell ready-mixed concrete in Georgia, Maryland, New Mexico, Texas, Virginia,  Washington D.C. and the Bahamas. In January 2015, we swapped our ready-mixed concrete operations in California for asphalt mix operations, primarily in Arizona.

In March  2014, we sold our cement and concrete businesses in the Florida area. For additional details see Note 19  “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

This segment relies on our reserves of aggregates, functioning essentially as a customer to our aggregates operations. Aggregates are a major component in ready-mixed concrete, comprising approximately 78% by weight of this product. We meet the aggregates requirements of our Concrete segment primarily through our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material required.

We serve our Concrete segment customers from our local production facilities or by truck. Because ready-mixed concrete hardens rapidly, delivery typically is within close proximity to the producing facility.

Ready-mixed concrete production also requires cement which we purchase from third-party producers. We do not anticipate any significant difficulties in obtaining the raw materials necessary for this segment to operate.

4. CALCIUM (FORMERLY CEMENT)

As previously noted, in  March  2014, we sold our cement and concrete businesses in the Florida area. For additional details see Note 19  “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.” We retained our former Cement segment’s calcium operation in Brooksville, Florida. This facility produces calcium products for the animal feed, paint, plastics, water treatment and joint compound industries with high quality calcium carbonate material mined at the Brooksville quarry.

OTHER BUSINESS-RELATED ITEMS

SEASONALITY AND CYCLICAL NATURE OF OUR BUSINESS

Almost all of our products are produced and consumed outdoors. Seasonal changes and other weather-related conditions can affect the production and sales volumes of our products. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the year. Normally, the highest sales and earnings are in the third quarter and the lowest are in the first quarter. Furthermore, our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, primarily in the private sector. The levels of construction spending are affected by a number of factors including changing interest rates and demographic and population fluctuations.

CUSTOMERS

No material part of our business depends upon any single customer whose loss would have a significant adverse effect on our business. In 2014, our five largest customers accounted for 6.4% of our total revenues (excluding internal sales), and no single customer accounted for more than 2.2% of our total revenues. Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, our business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

Part I	13

ENVIRONMENTAL COSTS AND GOVERNMENTAL REGULATION

Our operations are subject to numerous federal, state and local laws and regulations relating to the protection of the environment and worker health and safety; examples include regulation of facility air emissions and water discharges, waste management, protection of wetlands, listed and threatened species, noise and dust exposure control for workers, and safety regulations under both Mine Safety and Health Administration (MSHA) and Occupational Safety and Health Administration (OSHA). Compliance with these various regulations requires a substantial capital investment, and ongoing expenditures for the operation and maintenance of systems and implementation of programs. We estimate that capital expenditures for environmental control facilities in 2015 and 2016 will be approximately $11.0 million and $10.7 million, respectively. These anticipated expenditures are not expected to have a material impact on our earnings or competitive position.

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

OTHER INFORMATION REGARDING VULCAN

Vulcan is a New Jersey corporation incorporated on February 14, 2007, while its predecessor company was incorporated on September 27, 1956. Our principal sources of energy are electricity, diesel fuel, natural gas and coal. We do not anticipate any difficulty in obtaining sources of energy required for operation of any of our reporting segments in 2015.

As of January 1, 2015, we employed 6,598 people in the United States. Of these employees, 607 are represented by labor unions. Also, as of that date, we employed 342 people in Mexico and 1 in the Bahamas,  292 of whom are represented by a labor union. We do not anticipate any significant issues with any unions in 2015.

We do not use a backlog of orders to evaluate and understand our business at a Company level.

Part I	14

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions and ages, as of February 20, 2015, of our executive officers are as follows:

__
Name	Position	Age
J. Thomas Hill	President and Chief Executive Officer	55
John R. McPherson	Executive Vice President, Chief Financial and Strategy Officer	46
Stanley G. Bass	Senior Vice President – Western and Mountain West Divisions	53
Michael R. Mills	Senior Vice President and General Counsel	54
David P. Clement	President – Central Division	54
William K. Duke	President – Mideast Division	59
David J. Grayson	President – Southeast Division	55
Jeffery G. Lott	President – Southwest Division	56
Jason P. Teter	President – Southern and Gulf Coast Division	40
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	57

The principal occupations of the executive officers during the past five years are set forth below:

J. Thomas Hill was elected President and Chief Executive Officer on July 14, 2014. Prior to that he served as Executive Vice President and Chief Operating Officer (January 2014 – July 2014), Senior Vice President – South Region (December 2011 – December 2013), President, Florida Rock Division (September 2010 –  December 2011) and President, Southwest Division (July 2004 – August 2010).

John R. McPherson was elected Executive Vice President, Chief Financial and Strategy Officer on July 14, 2014. Prior to that he served as Executive Vice President and Chief Financial Officer (January 2014 – July 2014), Senior Vice President – East Region (November 2012 – December 2013) and Senior Vice President, Strategy and Business Development (October 2011 – November 2012). Before joining Vulcan in October 2011, Mr. McPherson was a senior partner at McKinsey & Company, a global management consulting firm, from 1995 to 2011.

Stanley G. Bass was named Senior Vice President – Western and Mountain West Divisions effective January 1, 2015. He served as Senior Vice President – West Region from September 2013 to December 2014. Prior to that he served as Senior Vice President – Central and West Regions (February 2013 – September 2013), Senior Vice President – Central Region (December 2011 – February 2013), President, Midsouth and Southwest Divisions (September 2010 – December 2011) and President, Midsouth Division (August 2005 – August 2010).

Michael R. Mills was elected Senior Vice President and General Counsel as of November 1, 2012. He most recently served as Senior Vice President – East Region from December 2011. Prior to that, he was President, Southeast Division.

David P. Clement was named President – Central Division effective January 1, 2015. He served as Senior Vice President – Central Region from September 2013 through December 2014. Over the past five years he has served in a number of positions with Vulcan including Vice President and General Manager, Midwest Division and Vice President of Operations, Midwest Division.

William K. Duke was named President – Mideast Division effective January 1, 2015. Prior to that, he served in a number of roles over the past five years for the Company, including: Vice President and General Manager, Florida (August 2012 – December 2014); Vice President and General Manager, Aggregates – Florida Rock Division (July 2010 – August 2012); and Vice President and General Manager, Northern Region – Mideast Division (June 2009 – July 2010).

David J. Grayson began serving as President – Southeast Division on January 1, 2015. Before assuming that role, he served as Vice President and General Manager, Georgia for the preceding five years.

Part I	15

Jeffery G. Lott was named President – Southwest Division effective January 1, 2015. Prior to that, he served in a number of roles over the past five years for the Company, including Vice President and General Manager, Texas (July 2010 – December 2014) and Vice President and General Manager, North Texas Region (June 2009 – July 2010).

Jason P. Teter began serving as President – Southern and Gulf Coast Division on January 1, 2015. Prior to that, he served as Vice President – Business Development from October 2013 to December 2014. Before joining the Company, for four years he was the Vice President and General Manager, Georgia Aggregates for Lafarge North America.

Ejaz A. Khan was elected Vice President and Controller in February 1999. He was elected Chief Information Officer in February 2000.

shareholder return performance presentation

Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Materials and Services Sector of the Wilshire 5000 Index (Wilshire 5000 M&S) from December 31, 2009 to December 31, 2014. The Wilshire 5000 M&S is a market capitalization weighted sector containing public equities of firms in the Materials and Services sector, which includes our company and approximately 1,300 other companies.

	2009	2010	2011	2012	2013	2014
Comparative Total Return [1]
Vulcan Materials Company	$ 100.00	$ 86.20	$ 78.10	$ 103.40	$ 118.08	$ 131.07
S&P 500	$ 100.00	$ 115.06	$ 117.49	$ 136.29	$ 180.43	$ 205.13
Wilshire 5000 M&S	$ 100.00	$ 121.24	$ 117.12	$ 138.43	$ 188.55	$ 204.23

[1]	Assumes an initial investment at December 31, 2009 of $100 in each stock/index, with quarterly reinvestment of dividends.

Part I	16

INVESTOR INFORMATION

We make available on our website, www.vulcanmaterials.com, free of charge, copies of our:

▪	Annual Report on Form 10-K
▪	Quarterly Reports on Form 10-Q
▪	Current Reports on Form 8-K

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

The Audit, Compensation and Governance Charters are available on our website under the heading, "Corporate Governance," or you may request a copy of any of these documents by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

Part I	17

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

Climate change and climate change legislation or regulations may adversely impact our business  — A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a "cap and trade" system of allowances and credits or a carbon tax, among other provisions. The Environmental Protection Agency (EPA) promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas emissions permitting rule, referred to as the "Tailoring Rule," which requires permitting of large emitters of greenhouse gases under the Federal Clean Air Act. With the sale of our Newberry cement plant in March 2014, we no longer have a facility subject to either the reporting or permitting rule, although the impacts of the permitting rule are uncertain at this time.

Other potential impacts of climate change include physical impacts, such as disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, and potential impacts from sea level changes. There is also a potential for climate change legislation and regulation to adversely impact the cost of purchased energy and electricity.

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

Part I	18

Our long-term success depends upon securing and permitting aggregates reserves in strategically located areas. If we are unable to secure and permit such reserves it could negatively affect our future earnings  — Construction aggregates are bulky and heavy and, therefore, difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass the production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be localized around our quarry sites and are served by truck. New quarry sites often take years to develop; therefore, our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to secure operating and environmental permits to operate at those sites.

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

Significant downturn in the construction industry may result in an impairment of our goodwill — We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not identified any events or changes in circumstances since our annual impairment test on November 1, 2014 that indicate the fair value of any of our reporting units is below its carrying value, a significant downturn in the construction industry may have a material effect on the fair value of our reporting units. A significant decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

We have substantial debt and our credit ratings are non-investment grade — Our operating cash flow is burdened by substantial annual interest, and in some years, principal payments. Our ability to make scheduled interest and principal payments depends on our operating and financial performance. Our ability to refinance maturing debt depends on our financial performance and the state of the capital markets (particularly for non-investment grade debt). Operating and financial performance is, in turn, subject to general economic and business conditions, many of which are outside of our control.

Our debt instruments contain various  covenants, including: affirmative (e.g., maintain insurance), negative (e.g., restrictions on lines of business), informational (e.g., provide financial statements) and financial (e.g., minimum EBITDA to interest ratio) covenants. If we fail to comply with any of these covenants, the related debt could become due prior to its stated maturity, and our ability to obtain alternative or additional financing could be impaired.

Part I	19

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

PERSONNEL RISKS

Our future success is dependent upon a management team and divisional structure that are new — Since January 1, 2014, we have experienced significant changes in our management team as part of the Company’s management succession plan and new division organizational structure. Our future success depends in large part upon the effective transition of our new management team and the new divisional structure. If there are further changes in management or organizational structure, such changes could be disruptive and could negatively affect our operations, strategic planning and performance.

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

We are subject to various risks arising from our international business operations and relationships, which could adversely affect our business — We have international operations and are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the FCPA). Failure to comply with the FCPA may result in legal claims against us. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, imposition of duties, taxes or government royalties impressed by foreign governments.

OTHER RISKS

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks — Any significant breakdown, invasion, destruction or interruption of our systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and informational technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect or business. Management is not aware of a cybersecurity incident that has had a material impact on our operations.

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

Part I	20

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

We are involved in certain environmental matters. We cannot predict the outcome of these contingencies with certainty — We are involved in environmental investigations and cleanups at sites where we operate or have operated in the past or sent materials for recycling or disposal. As required by generally accepted accounting principles, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments related to these matters may affect our assessment and estimates of loss contingency, and could result in an adverse effect on our financial position, results of operations or cash flows. For a description of our current significant environmental matters see Note 12 “Commitments and Contingencies" in Item 8 "Financial Statements and Supplementary Data."

ITEM 1B

UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Securities and Exchange Commission staff regarding our periodic or current reports under the Exchange Act of 1934 that remain unresolved.

Part I	21

ITEM 2

PROPERTIES

AGGREGATES

As the largest U.S. producer of construction aggregates, we have operating facilities across the U.S. and in Mexico and the Bahamas. We principally serve markets in 20 states, Washington D.C. and the local markets surrounding our operations in Mexico and the Bahamas. Our primary focus is serving states and metropolitan markets in the U.S. that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates.

Vulcan's Active Aggregates Facilities as of December 31, 2014
Region of U.S. with little or no indigenous stone
Vulcan-served States
Vulcan's limestone quarry in Mexico serves aggregates markets in Gulf Coast states (Texas, Louisiana, Mississippi, Alabama, and Florida).

Our current estimate of 15.8 billion tons of proven and probable aggregates reserves  reflects an increase of 0.8 billion tons from the prior year’s estimate.  Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.

Part I	22

Proven, or measured, reserves are those reserves for which the quantity is computed from dimensions revealed by drill data, together with other direct and measurable observations, such as outcrops, trenches and quarry faces. The grade and quality of those reserves are computed from the results of detailed sampling, and the sampling and measurement data are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable, or indicated, reserves are those reserves for which quantity, grade and quality are computed partly from specific measurements and partly from projections based on reasonable, though not drilled, geologic evidence. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

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

The 15.8 billion tons of estimated proven and probable aggregates reserves reported at the end of 2014 include reserves at inactive and greenfield (undeveloped) sites. The table below presents, by region, the tons of proven and probable aggregates reserves as of December 31, 2014 and the types of facilities operated.

	(millions of tons)				Number of Aggregates Operating Facilities [1]
	Aggregates Reserves			2014		Sand and
	Proven	Probable	Total	Production	Stone	Gravel	Sales Yards
Central [2]	2,711.2	891.6	3,602.8	28.5	50	3	4
East [2,3]	4,833.5	1,968.0	6,801.5	51.9	71	5	23
South [2]	3,698.7	202.2	3,900.9	54.5	46	12	46
West [2]	875.1	626.9	1,502.0	27.0	6	25	3
Total	12,118.5	3,688.7	15,807.2	161.9	173	45	76

[1]	In addition to the facilities included in the table above, we operate 21 recrushed concrete plants which are not dependent on reserves.
[2]

The regions are defined by states as follows: Central region – Illinois, central Kentucky and Tennessee; East region – Delaware, central Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Virginia and Washington D.C.; South region – Alabama, Arkansas, Florida, south Georgia, western Kentucky, Louisiana, Mississippi, Oklahoma, Texas, the Bahamas and Mexico; and West region – Arizona, California and New Mexico.

[3]

Includes a maximum of 387.5 million tons of reserves encumbered by volumetric production payments as defined in Note 1 "Summary of Significant Accounting Policies" caption “Deferred Revenue” to the consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

Of the 15.8 billion tons of aggregates reserves at December 31, 2014,  8.8 billion tons or 56% are located on owned land and 7.0 billion tons or 44% are located on leased land.

Part I	23

The following table lists our ten largest active aggregates facilities based on the total proven and probable reserves at the sites. None of our aggregates facilities, other than Playa del Carmen, contributed more than 5% to our total revenues in 2014.

(millions of tons)
	Reserves at 12/31/2014			2014
Location (nearest major metropolitan area)	Proven	Probable	Total	Production
Playa del Carmen (Cancun), Mexico	606.5	0.0	606.5	12.3
Hanover (Harrisburg), Pennsylvania	275.9	274.4	550.3	2.7
McCook (Chicago), Illinois	116.0	271.2	387.2	5.7
DeKalb (Chicago), Illinois	161.9	193.7	355.6	0.2
Corona (Los Angeles), California	22.5	321.5	344.0	2.6
Gold Hill (Charlotte), North Carolina	162.3	128.9	291.2	0.8
Macon, Georgia	125.3	128.0	253.3	1.2
Rockingham (Charlotte), North Carolina	74.3	174.6	248.9	2.3
Norcross (Atlanta), Georgia	197.7	27.7	225.4	2.3
1604 Stone (San Antonio), Texas	221.7	0.0	221.7	2.6

ASPHALT MIX, CONCRETE AND CALCIUM (FORMERLY CEMENT)

As of December 31, 2014, we operated a number of facilities producing other products in several of our Regions as reflected in the table below:

	Asphalt Mix	Concrete [2]	Calcium [3]
Region [1]	Facilities	Facilities	Facilities
East	0	43	0
South	11	9	1
West	27	13	0

[1]	Central Region has no asphalt mix, concrete or calcium facilities.
[2]	Comprised of ready-mixed concrete facilities.
[3]	Comprised of a ground calcium plant.

Subsequently, in January 2015, we exchanged our California ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona (West Region).

The asphalt mix and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials. Our Calcium segment operates a quarry at Brooksville, Florida which provides feedstock for the ground calcium operation.

(millions of tons)
	Reserves at 12/31/2014			2014
Location	Proven	Probable	Total	Production
Brooksville	5.1	1.2	6.3	0.3

Our Brooksville limestone quarry is mined and processed primarily as a supplement for end-use products, such as animal feed, plastics and paint. High purity limestone is inert and relatively inexpensive compared to the other components used in these end-use products. The Brooksville limestone quarry has an average calcium carbonate (CaCO3) content of 98.1%.

Part I	24

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

Part I	25

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 11, 2015, the number of shareholders of record was 3,316. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2014 and 2013.

	Common Stock Prices		Dividends
	High	Low	Declared
2014
First quarter	$ 69.50	$ 57.55	$ 0.05
Second quarter	$ 68.29	$ 58.88	$ 0.05
Third quarter	$ 66.55	$ 60.20	$ 0.06
Fourth quarter	$ 69.10	$ 54.10	$ 0.06
2013
First quarter	$ 59.48	$ 49.95	$ 0.01
Second quarter	$ 55.74	$ 45.42	$ 0.01
Third quarter	$ 54.37	$ 46.21	$ 0.01
Fourth quarter	$ 60.14	$ 50.32	$ 0.01

The future payment of dividends is within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, debt levels, growth projects, business opportunities and other factors which our Board of Directors deems relevant. As explained under the “Debt” caption of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our line of credit contains covenants that limit our ability to make restrictive payments, including dividends. Such limitation currently does not impact our ability to execute our financial plans, and becomes less restrictive when the line of credit becomes unsecured.

On February 13, 2015, our Board declared a dividend of ten cents per share for the first quarter of 2015. This represents a four cent per share increase over the prior quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not have any repurchases of stock during the fourth quarter of 2014. We did not have any unregistered sales of equity securities during the fourth quarter of 2014.

Part II	26

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

	2014	2013	2012	2011	2010
As of and for the years ended December 31
in millions, except per share data
Total revenues	$2,994.2	$2,770.7	$2,567.3	$2,564.6	$2,558.9
Gross profit	$587.6	$426.9	$334.0	$283.9	$300.7
Gross profit margin	19.6%	15.4%	13.0%	11.1%	11.8%
Earnings (loss) from continuing operations [1]	$207.1	$20.8	$(53.9)	$(75.3)	$(102.5)
Earnings (loss) on discontinued operations,
net of tax [2]	$(2.2)	$3.6	$1.3	$4.5	$6.0
Net earnings (loss)	$204.9	$24.4	$(52.6)	$(70.8)	$(96.5)
Basic earnings (loss) per share
Continuing operations	$1.58	$0.16	$(0.42)	$(0.58)	$(0.80)
Discontinued operations	(0.02)	0.03	0.01	0.03	0.05
Basic net earnings (loss) per share	$1.56	$0.19	$(0.41)	$(0.55)	$(0.75)
Diluted earnings (loss) per share
Continuing operations	$1.56	$0.16	$(0.42)	$(0.58)	$(0.80)
Discontinued operations	(0.02)	0.03	0.01	0.03	0.05
Diluted net earnings (loss) per share	$1.54	$0.19	$(0.41)	$(0.55)	$(0.75)
Cash and cash equivalents	$141.3	$193.7	$275.5	$155.8	$47.5
Total assets	$8,061.9	$8,259.1	$8,126.6	$8,229.3	$8,339.5
Working capital	$468.6	$652.4	$548.6	$456.8	$191.4
Current maturities and short-term borrowings	$150.1	$0.2	$150.6	$134.8	$290.7
Long-term debt	$1,855.4	$2,522.2	$2,526.4	$2,680.7	$2,427.5
Equity	$4,176.7	$3,938.1	$3,761.1	$3,791.6	$3,955.8
Cash dividends declared per share	$0.22	$0.04	$0.04	$0.76	$1.00

[1]

Earnings from continuing operations for 2014 include a pretax gain of $211.4 million (net of $16.5 million of disposition related charges) referable to the sale of our cement and concrete businesses in the Florida area as described in Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.” We deferred income taxes on approximately $145.0 million of this gain through like-kind exchange transactions.

[2]	Discontinued operations include the results from operations attributable to our former Chemicals business.

Part II	27

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

FINANCIAL SUMMARY FOR 2014

▪	Earnings from continuing operations were $1.56 per diluted share versus $0.16 per diluted share in the prior year
▪	Net earnings of $204.9 million improved by $180.5 million
▪	Adjusted EBITDA of $599.7 million increased by $131.4 million
▪	Total revenues increased $223.5 million, or 8%, to $2,994.2 million
▪	Gross profit increased $160.7 million, or 38%, to $587.6 million
▪	Gross profit margin increased 4.2 percentage points (420 basis points)
▪	Aggregates segment gross profit increased $130.8 million, or 32%, to $544.1 million
▪	Gross profit as a percentage of freight-adjusted revenues improved 4.1 percentage points (410 basis points)
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 60.0%
▪	Freight-adjusted revenues increased $218.0 million, or 14%
▪	Freight-adjusted sales price increased $0.25 per ton, or 2%
▪	Shipments increased 16.5 million tons, or 11%
▪ Same-store shipments increased 15.0 million tons, or 10%
▪	Non-aggregates gross profit improved $29.9 million, or 220%, collectively
▪	Selling, Administrative and General (SAG) expenses of $272.3 million were up $12.9 million, or 5%
▪	Generated $1,007.7 million in cash from the sale of assets and results of operations, reduced debt by $516.8 million and invested $331.8 million in strategic bolt-on acquisitions

KEY DRIVERS OF VALUE CREATION

Leading Building Materials Business with Superior Aggregates Operations

- Largest aggregates producer in the U.S.
- Favorable long-term growth prospects
- Largest reported proven and probable reserve base
- Operational expertise and pricing growth provide attractive unit profitability

Well Positioned to Capitalize on Market Recovery

- 75% of the U.S. population growth from 2010 to 2020 is projected to occur in Vulcan-served states *
- We are operating at 50-60% capacity and are extremely well positioned to further leverage fixed costs to sales as we move forward
- Federal transportation legislation providing relatively stable funding levels

2014's Strengthened Balance Sheet Positions Us Going-forward to

- Sustain capital reinvestment in our current asset base
- Recover and maintain an investment-grade credit position
- Accelerate the return of capital to shareholders
- Prudently pursue attractive bolt-on acquisitions

   *Source: Moody's Analytics

Part II	28

NEW EXECUTIVE LEADERSHIP TEAM AND DIVISIONAL STRUCTURE

In 2014,  we announced a new executive leadership team led by Tom Hill, President and Chief Executive Officer. Joining Mr. Hill on the leadership team were John McPherson (Executive Vice President, Chief Financial and Strategy Officer), Stan Bass (Senior Vice President, West Region) and Michael Mills (Senior Vice President and General Counsel). We also introduced a new divisional organization structure effective January 1, 2015. This new structure enables us to pursue growth and profitability while further leveraging the ERP and Shared Services platforms implemented in 2012.

2014 STRATEGIC ACQUISITIONS/DIVESTITURES

▪	Fourth quarter acquisition
▪	two portable asphalt plants and an aggregates facility in southern California
▪	Third quarter acquisitions
▪	five aggregates facilities and associated downstream assets in Arizona and New Mexico
▪	two aggregates facilities in Delaware, serving northern Virginia and Washington, D.C.
▪	four aggregates facilities in the San Francisco Bay Area
▪	a rail-connected aggregates operation and two distribution yards that serve the greater Dallas/Fort Worth market
▪	Second quarter acquisition
▪	a permitted aggregates quarry in Alabama

In the first quarter of 2014 we sold our cement and concrete businesses in the Florida area to Cementos Argos (Argos) for net pretax cash proceeds of $721.4 million resulting in a pretax gain of $211.4 million (net of $16.5 million of disposition related charges). We retained all of our Florida aggregates operations, our former Cement segment’s calcium operation in Brooksville, Florida and real estate associated with certain former ready-mixed concrete facilities. Under a separate supply agreement, we will continue to provide aggregates to the divested concrete facilities, at market prices, for a period of 20 years.

Given our aggregates focused strategy, Argos is a better owner of those assets than we were. Our divested cement and concrete operations were among the most volatile and capital-intensive businesses in our portfolio. We continually challenge ourselves as to whether we are the best owner of our individual assets and operations — this logic supports the Argos divestiture and also underpins the smaller transaction we closed in late January 2015 to exchange our California ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona. We expect to earn a higher return on the exchanged assets due to our operational and strategic focus in the Arizona asphalt market.

For a detailed discussion of our acquisitions and divestitures, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

MARKET DEVELOPMENTS

Aggregates demand is in the early stages of recovery and remains well below normalized levels. The pattern of recovery is increasingly broad-based and, for the first time since 2005, demand in each of the four major end markets increased versus the prior year. We currently anticipate a gradual recovery lasting several more years before we return to aggregates consumption levels consistent with long-term trends.

Construction activity in our markets grew faster than U.S. markets as a whole in 2014, led by growth in private construction. Residential construction activity, measured in housing starts, continues to recover from depressed levels of demand to more normalized levels needed to support demographics. Private nonresidential construction activity continues to benefit from growth in office and commercial as well as large industrial projects along the coasts of Texas and Louisiana, where we are well positioned to provide aggregates to an area deprived of naturally occurring sources suitable for construction. We see demand from private end-uses up 14% to 18% during 2015. Private growth continues to be driven by the recovery in employment and the continued strength in family and multi-family housing. Our employment and housing assumptions are consistent with consensus forecasts and reflect that our markets are growing faster than the rest of the United States.

Part II	29

Public construction continues to realize steady growth due mostly to strong awards for new projects in 2013 and early in 2014 as well as large transportation-related projects funded through the federal government’s TIFIA program. We currently expect these trends in demand in each of the major end markets to continue in 2015. We believe demand from public end-uses will increase 3% to 5% during 2015. Construction award momentum remains positive and stable in our markets. The South and West continue to see more growth than other areas of the United States. State and local tax revenue growth has mirrored the economic recovery. As tax revenues approach all time high levels, they will supply the support for new public funding.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Gross profit margin excluding freight and delivery revenues is not a Generally Accepted Accounting Principle (GAAP) measure. We present this metric as it is consistent with the basis by which we review our operating results. Likewise, we believe that this presentation is consistent with the basis by which investors analyze our operating results considering that freight and delivery services represent pass-through activities. Reconciliation of this metric to its nearest GAAP measure is presented below:

GROSS PROFIT MARGIN IN ACCORDANCE WITH GAAP

in millions	2014	2013	2012
Gross profit	$ 587.6	$ 426.9	$ 334.0
Total revenues	$ 2,994.2	$ 2,770.7	$ 2,567.3
Gross profit margin	19.6%	15.4%	13.0%

GROSS PROFIT MARGIN EXCLUDING FREIGHT AND DELIVERY REVENUES

in millions	2014	2013	2012
Gross profit	$ 587.6	$ 426.9	$ 334.0
Total revenues	$ 2,994.2	$ 2,770.7	$ 2,567.3
Freight and delivery revenues [1]	473.1	386.2	326.6
Total revenues excluding freight and delivery revenues	$ 2,521.1	$ 2,384.5	$ 2,240.7
Gross profit margin excluding freight and delivery revenues	23.3%	17.9%	14.9%

[1]	Includes freight to remote distribution sites.

Part II	30

Aggregates segment gross profit as a percentage of freight-adjusted revenues is not a GAAP measure. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is more meaningful to our investors as it excludes freight, delivery and transportation revenues which are pass-through activities. It also excludes immaterial other revenues related to services, such as landfill tipping fees, that are derived from our aggregates business.  Incremental gross profit as a percentage of freight-adjusted revenues represents the year-over-year change in gross profit divided by the year-over-year change in freight-adjusted revenues. Reconciliation of these metrics to their nearest GAAP measure is presented below:

AGGREGATES SEGMENT GROSS PROFIT MARGIN IN ACCORDANCE WITH GAAP

in millions	2014	2013	2012
Aggregates segment
Gross profit	$ 544.1	$ 413.3	$ 352.1
Segment sales	2,346.4	2,025.0	1,863.9
Gross profit margin	23.2%	20.4%	18.9%
Incremental gross profit margin	40.7%	38.0%

AGGREGATES SEGMENT GROSS PROFIT AS A PERCENTAGE OF
FREIGHT-ADJUSTED REVENUES

in millions	2014	2013	2012
Aggregates segment
Gross profit	$ 544.1	$ 413.3	$ 352.1
Segment sales	$ 2,346.4	$ 2,025.0	$ 1,863.9
Excluding
Freight, delivery and transportation revenues [1]	532.2	424.9	367.5
Other revenues	20.2	24.1	24.8
Freight-adjusted revenues	$ 1,794.0	$ 1,576.0	$ 1,471.6
Gross profit as a percentage of
freight-adjusted revenues	30.3%	26.2%	23.9%
Incremental gross profit as a percentage of
freight-adjusted revenues	60.0%	58.6%

[1]	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

Part II	31

GAAP does not define "free cash flow," "cash gross profit" and "Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP. Likewise, cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance and to monitor our cash and liquidity positions. The investment community often uses these metrics as indicators of a company's ability to incur and service debt and to assess the operating performance of a company’s businesses. We use free cash flow, cash gross profit, EBITDA and other such measures to assess liquidity and the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period. We do not use these metrics as a measure to allocate resources.  Reconciliations of these metrics to their nearest GAAP measures are presented below:

FREE CASH FLOW

Free cash flow is calculated by deducting purchases of property, plant & equipment from net cash provided by operating activities.

in millions	2014	2013	2012
Net cash provided by operating activities	$ 260.3	$ 356.5	$ 238.5
Purchases of property, plant & equipment	(224.9)	(275.4)	(93.4)
Free cash flow	$ 35.4	$ 81.1	$ 145.1

CASH GROSS PROFIT

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

in millions, except per ton data	2014	2013	2012
Aggregates segment
Gross profit	$ 544.1	$ 413.3	$ 352.1
Depreciation, depletion, accretion and amortization	227.0	224.8	240.7
Aggregates segment cash gross profit	$ 771.1	$ 638.1	$ 592.8
Unit shipments - tons	162.4	145.9	141.0
Aggregates segment cash gross profit per ton	$ 4.75	$ 4.37	$ 4.21
Asphalt Mix segment
Gross profit	$ 38.1	$ 32.7	$ 22.9
Depreciation, depletion, accretion and amortization	10.7	8.7	8.7
Asphalt Mix segment cash gross profit	$ 48.8	$ 41.4	$ 31.6
Concrete segment
Gross profit	$ 2.2	$ (24.8)	$ (38.2)
Depreciation, depletion, accretion and amortization	19.9	33.0	41.3
Concrete segment cash gross profit	$ 22.1	$ 8.2	$ 3.1
Calcium (formerly Cement) segment
Gross profit	$ 3.2	$ 5.7	$ (2.8)
Depreciation, depletion, accretion and amortization	1.6	18.1	18.1
Calcium segment cash gross profit	$ 4.8	$ 23.8	$ 15.3

Part II	32

EBITDA AND ADJUSTED EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

in millions	2014	2013	2012
Net earnings (loss)	$ 204.9	$ 24.4	$ (52.6)
Provision for (benefit from) income taxes	91.7	(24.5)	(66.5)
Interest expense, net of interest income	242.4	201.7	211.9
(Earnings) loss on discontinued operations, net of taxes	2.2	(3.6)	(1.3)
Depreciation, depletion, accretion and amortization	279.5	307.1	332.0
EBITDA	$ 820.7	$ 505.1	$ 423.5
Gain on sale of real estate and businesses	$ (238.5)	$ (36.8)	$ (65.1)
Charges associated with acquisitions and divestitures	21.2	0.5	0.0
Amortization of deferred revenue	(5.0)	(2.0)	0.0
Restructuring charges	1.3	1.5	9.5
Exchange offer costs	0.0	0.0	43.4
Adjusted EBITDA	$ 599.7	$ 468.3	$ 411.3

Part II	33

RESULTS OF OPERATIONS

Total revenues include sales of product to customers, net of any discounts and taxes, and freight and delivery revenues billed to customers. Related freight and delivery costs are included in cost of revenues. This presentation is consistent with the basis on which we review our consolidated results of operations. We discuss separately our discontinued operations, which consists of our former Chemicals business.

The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULT HIGHLIGHTS

For the years ended December 31	2014	2013	2012
in millions, except per share data
Total revenues	$ 2,994.2	$ 2,770.7	$ 2,567.3
Cost of revenues	2,406.6	2,343.8	2,233.3
Gross profit	$ 587.6	$ 426.9	$ 334.0
Selling, administrative and general expenses	$ 272.3	$ 259.4	$ 259.1
Gain on sale of property, plant & equipment
and businesses, net	$ 244.2	$ 39.3	$ 68.5
Exchange offer costs	$ 0.0	$ 0.0	$ (43.4)
Operating earnings	$ 538.1	$ 190.4	$ 84.8
Interest expense	$ 243.4	$ 202.6	$ 213.1
Earnings (loss) from continuing operations	$ 207.1	$ 20.8	$ (53.9)
Earnings (loss) on discontinued operations,
net of income taxes	(2.2)	3.6	1.3
Net earnings (loss)	$ 204.9	$ 24.4	$ (52.6)
Basic earnings (loss) per share
Continuing operations	$ 1.58	$ 0.16	$ (0.42)
Discontinued operations	(0.02)	0.03	0.01
Basic net earnings (loss) per share	$ 1.56	$ 0.19	$ (0.41)
Diluted earnings (loss) per share
Continuing operations	$ 1.56	$ 0.16	$ (0.42)
Discontinued operations	(0.02)	0.03	0.01
Diluted net earnings (loss) per share	$ 1.54	$ 0.19	$ (0.41)
EBITDA	$ 820.7	$ 505.1	$ 423.5
Adjusted EBITDA	$ 599.7	$ 468.3	$ 411.3

Net earnings for 2014  were $204.9 million, or $1.54 per diluted share, compared to $24.4 million, or $0.19 per diluted share in 2013 and a net loss of $52.6 million, or $0.41 per diluted share in 2012. Each year's results were impacted by discrete items as follows:

▪

The 2014 results include a pretax gain of $217.4 million (net of $21.1 million of disposition related charges) related to the sale of real estate and businesses including our cement and concrete businesses in the Florida area, and a pretax loss on debt purchase of $72.9 million presented as a component of interest expense (see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data”)

▪	The 2013 results include a pretax gain of $36.3 million (net of $0.5 million of disposition related charges) related to the sale of reclaimed real estate and businesses
▪

The 2012 results include a $65.1 million pretax gain on sale of real estate and businesses, a pretax charge of $9.6 million related to our restructuring and a pretax charge of $43.4 million related to the unsolicited exchange offer

Part II	34

The following table compares our Concrete and Calcium (formerly Cement) segments financial data adjusted for the March 2014 sale of our Florida area concrete and cement businesses.

ADJUSTED CONCRETE AND CALCIUM SEGMENT FINANCIAL DATA

For the years ended December 31	2014	2013	2012
in millions, except per share data
Concrete Segment
Segment sales
As reported	$ 375.8	$ 471.7	$ 406.4
Adjusted	$ 343.1	$ 303.1	$ 276.9
Total revenues
As reported	$ 375.8	$ 471.7	$ 406.4
Adjusted	$ 343.1	$ 303.1	$ 276.9
Gross profit
As reported	$ 2.2	$ (24.8)	$ (38.2)
Adjusted	$ 5.9	$ (0.3)	$ (2.8)
Depreciation, depletion, accretion and amortization
As reported	$ 19.9	$ 33.0	$ 41.3
Adjusted	$ 18.5	$ 17.7	$ 19.8
Shipments - cubic yards
As reported	3.7	4.8	4.2
Adjusted	3.4	3.1	2.8
Calcium (formerly Cement) Segment
Segment sales
As reported	$ 25.0	$ 99.0	$ 85.8
Adjusted	$ 9.0	$ 9.6	$ 12.8
Total revenues
As reported	$ 15.8	$ 51.7	$ 46.8
Adjusted	$ 9.1	$ 9.5	$ 12.8
Gross profit
As reported	$ 3.2	$ 5.7	$ (2.8)
Adjusted	$ 3.5	$ 3.0	$ 3.6
Depreciation, depletion, accretion and amortization
As reported	$ 1.6	$ 18.1	$ 18.1
Adjusted	$ 0.6	$ 0.4	$ 0.3

As previously noted, in January 2015 we exchanged our California ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona. Adjusting our Concrete segment financial data for this transaction as well as the March 2014 sale of our Florida area concrete business results in the following:

▪	Segment sales and Segment revenues
▪	2014 — $272.7 million, 2013 — $244.9 million and 2012 — $219.2 million
▪	Gross profit
▪	2014 — $11.8 million, 2013 — $5.8 million and 2012 — $1.1 million
▪	Depreciation, depletion, accretion and amortization
▪	2014 — $16.5 million, 2013 — $15.5 million and 2012 — $18.5 million
▪	Shipments - cubic yards
▪	2014 — 2.7 million, 2013 — 2.5 million and 2012 — 2.2 million

Part II	35

Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions
	2012	$ (120.4)	2013	$ (3.7)
Higher aggregates gross profit		61.2		130.8
Higher asphalt mix gross profit		9.8		5.4
Higher concrete gross profit		13.4		27.0
Higher (lower) calcium gross profit		8.5		(2.5)
Higher selling, administrative and general expenses		(0.3)		(12.9)
Higher (lower) gain on sale of property, plant & equipment and businesses		(29.2)		205.0
Lower restructuring charges		8.0		0.2
Lower exchange offer costs		43.4		0.0
Lower (higher) interest expense		10.5		(40.8)
All other		(8.6)		(9.7)
	2013	$ (3.7)	2014	$ 298.8

OPERATING RESULTS BY SEGMENT

We present our results of operations by segment at the gross profit level. We have four operating (and reportable) segments organized around our principal product lines: 1) Aggregates,  2) Asphalt Mix, 3) Concrete and 4) Calcium (formerly Cement). Management reviews earnings for the product line segments principally at the gross profit level.

1. AGGREGATES

Our year-over-year aggregates shipments:

▪	increased 11% in 2014
▪	increased 4% in 2013
▪	declined 1% in 2012

Sales volume momentum improved across most of our 20-state geographic footprint. This growing momentum is driven by strengthening construction activity across all end-use markets and an increasing number of large projects. On a same-store basis, aggregates shipments increased 15.0 million tons or 10%. Florida, Georgia, Illinois, Texas and Virginia saw shipment increases in excess of 10% over the prior year on a same-store basis. This strong broad-based growth is driven by improving private construction activity and our ability to serve growing demand from large-project work in both private and public end-markets.

Residential construction activity continues to be solid across our footprint, led by growth in multi-family housing. While the growth rate nationally for housing starts has slowed, key markets in California, Florida, Georgia and Texas continue to post above-average growth rates. Private nonresidential demand in our markets continues to grow faster than in the U.S. as a whole. This is driven by office, commercial and manufacturing projects — and by growth in construction activity along the Gulf Coast where we are uniquely positioned.  In the public sector, shipments for highways has remained solid due to strong contract awards in 2013, increases in state highway funding, a growing number of TIFIA-funded projects in key states, and the extension of MAP-21 (the federal highway bill).

Our year-over-year freight-adjusted selling price1 for aggregates:

▪	increased 2% in 2014
▪	increased 3% in 2013
▪	increased 2% in 2012

[1]

We routinely arrange the delivery of our aggregates to the customer. Additionally, we incur transportation costs to move aggregates from the production site to remote distribution sites. These costs are passed on to our customers in the aggregates price. We remove these pass-through freight and transportation revenues (and any other aggregates-derived revenues, such as landfill tipping fees) from the freight-adjusted selling price for aggregates. See the Reconciliation of Non-GAAP Financial Measures within this Item 7 for a reconciliation of freight-adjusted revenues.

Part II	36

Our pricing environment continues to improve with the gradual improvement in demand. During 2014, we realized modest price improvements in all but one of our management reporting units across our 20-state geographic footprint. Pricing decisions are made locally and outcomes will vary significantly by geography.

AGGREGATES FREIGHT-ADJUSTED REVENUES	AGGREGATES GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

AGGREGATES UNIT SHIPMENTS	AGGREGATES SELLING PRICE AND CASH GROSS PROFIT PER TON
Tons[1], in millions	Freight-adjusted average sales price per ton [2]

[1] Includes tons marketed and sold on behalf of a third-party pursuant to volumetric production payment (VPP) agreements	[2] Freight-adjusted sales price is calculated as freight-adjusted revenues divided by aggregates unit shipments

Aggregates segment gross profit increased $130.8 million from the prior year and gross profit as a percentage of freight-adjusted revenues increased 4.1 percentage points (410 basis points). The increase in Aggregates segment gross profit resulted from higher volumes and better unit margins.

Aggregates segment cash gross profit per ton increased 9% to $4.75 in 2014. This measure continues to improve, reflecting our effective management of the three major profit drivers (price for service; sales and production mix; operating efficiency and leverage). These efforts resulted in a record level of unit profitability that exceeds the level achieved in 2005 ($3.28 per ton – our peak year for volume) and in 2008 ($4.69 per ton – our previous high). This trend further highlights the earnings potential of our aggregates business as volumes recover.

Part II	37

2.  ASPHALT MIX

Our year-over-year asphalt mix shipments:

▪	increased 8% in 2014
▪	increased 3% in 2013
▪	declined 7% in 2012

Asphalt Mix segment gross profit of $38.1 million was up $5.4 million from the prior year due to higher margins in California and the earnings contribution from recently completed acquisitions in Arizona and New Mexico. On a same-store basis, asphalt volumes increased 4% from the prior year and unit profitability increased 6%.

ASPHALT MIX SEGMENT SALES	ASPHALT MIX GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

Part II	38

3.  CONCRETE

Our year-over-year ready-mixed concrete shipments:

▪	decreased 22% in 2014
▪	increased 14% in 2013
▪	increased 9% in 2012

Concrete segment gross profit was $2.2 million in 2014 compared to a loss of $24.8 million in 2013. Adjusted for the sale of our concrete business in the Florida area, Concrete segment gross profit was $5.9 million compared to a loss of $0.3 million in 2013. Ready-mixed concrete shipments declined in 2014 as a result of the sale of our Florida concrete business in the first quarter of 2014. Adjusted for the sale of our concrete business in the Florida area, ready-mixed concrete shipments increased 10% in 2014.

CONCRETE SEGMENT SALES [1]	CONCRETE GROSS PROFIT AND CASH GROSS PROFIT [1]
in millions	in millions

[1]	The financial data above excludes the Florida area concrete businesses sold in March 2014. See the Adjusted Concrete and Calcium (formerly Cement) Segment Financial Data table on page 35.

Part II	39

4. CALCIUM (FOMERLY CEMENT)

Calcium segment gross profit of $3.2 million was down  $2.5 million from the prior year. Our cement business was sold in the first quarter of 2014 along with the Florida concrete assets. Adjusted for the sale of our cement business in the Florida area, Calcium segment gross profit was $3.5 million compared to $3.0 million in 2013.

CALCIUM SEGMENT SALES [1]	CALCIUM GROSS PROFIT AND CASH GROSS PROFIT [1]
in millions	in millions

[1]	The financial data above excludes the cement businesses sold in March 2014. See the Adjusted Concrete and Calcium (formerly Cement) Segment Financial Data table on page 35.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

in millions

SAG expenses were up $12.9 million, or 5%, due primarily to increased performance based incentives and business development expenses. As a percentage of total revenues, SAG expenses declined from 9.4% in 2013 to 9.1% in 2014. We remain focused on leveraging SAG to revenues as volumes recover.

Our comparative total company employment levels at year end:

▪	declined 3% in 2014
▪	increased 5% in 2013
▪	declined 5% in 2012

Severance charges included in SAG expenses were as follows: 2014 — $1.0 million, 2013 — $1.2 million and 2012 — $0.9 million. Severance and other related restructuring charges not included in SAG expenses were as follows: 2014 — $1.3 million,  2013 — $1.5 million and 2012 — $9.6 million.

Part II	40

GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT AND BUSINESSES, NET

in millions

The 2014 gain includes a $227.9 million pretax gain from the sale of our cement and concrete businesses in Florida to Cementos Argos and a $6.0 million pretax gain from the sale of two reclaimed operating sites. The 2013 gain includes a $24.0 million pretax gain from the sale of five non-strategic aggregates production facilities and a $9.0 million pretax gain from the sale of reclaimed and surplus real estate. The 2012 gain includes a $41.2 million pretax gain from the sale of reclaimed and surplus real estate, a $5.6 million pretax gain from the sale of a non-strategic aggregates production facility, a $12.3 million pretax gain from the sale of mitigation credits and a $6.0 million pretax gain on the sale of developed real estate.

INTEREST EXPENSE

in millions

Interest expense in 2014 included a $72.9 million pretax loss on debt purchase resulting from our March 2014 purchase of $506.4 million principal amount of outstanding debt which was funded by the sale of our cement and concrete businesses in the Florida area. Interest expense in 2013 decreased $10.5 million from 2012  due to lower outstanding debt.

INCOME TAXES

Our income tax provision (benefit) from continuing operations for the years ended December 31 is shown below:

dollars in millions	2014	2013	2012
Earnings (loss) from continuing
operations before income taxes	$ 298.8	$ (3.7)	$ (120.4)
Provision for (benefit from) income taxes	$ 91.7	$ (24.5)	$ (66.5)
Effective tax rate	30.7%	660.5%	55.2%

The $116.2 million increase in our 2014 provision for income taxes and the $42.0 million decrease in our 2013 benefit from income taxes are primarily related to the year-over-year improvement in our earnings from continuing operations. A reconciliation of the federal statutory rate of 35% to our effective tax rates for 2014, 2013 and 2012 is presented in Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

Part II	41

DISCONTINUED OPERATIONS

Pretax earnings (loss) from discontinued operations were:

▪	$3.7 million loss in 2014
▪	$6.0 million earnings in 2013
▪	$2.2 million earnings in 2012

The $3.7 million loss from discontinued operations resulted primarily from general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2013 and 2012 pretax earnings include gains related to the 5CP earn-out (final payment in 2013) of $11.7 and $10.2 million, respectively. These gains were partially offset by general and product liability costs, including legal defense costs, and environmental remediation costs. For additional information regarding discontinued operations and the 5CP earn-out, see Note 2 "Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data."

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a bank line of credit and access to the capital markets. Additional sources of liquidity include the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these liquidity and financial resources are sufficient to fund our business requirements for 2015, including:

▪	cash contractual obligations
▪	capital expenditures
▪	debt service obligations
▪	potential future acquisitions
▪	dividend payments

We actively manage our capital structure and resources in order to minimize the cost of capital while properly managing financial risk. We seek to meet these objectives by adhering to the following principles:

▪	maintain substantial bank line of credit borrowing capacity
▪	proactively manage our long-term debt maturity schedule such that repayment/refinancing risk in any single year is low
▪	minimize financial and other covenants that limit our operating and financial flexibility
▪	opportunistically access the capital markets when conditions and terms are favorable

Part II	42

CASH

Included in our December 31, 2014 cash and cash equivalents balance of $141.3 million is $52.2 million of cash held at one of our foreign subsidiaries. All of the  $52.2 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is currently limited to our foreign operations.

CASH FROM OPERATING ACTIVITIES

in millions

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization.

in millions	2014	2013	2012
Net earnings (loss)	$ 204.9	$ 24.4	$ (52.6)
Depreciation, depletion, accretion
and amortization (DDA&A)	279.5	307.1	332.0
Net earnings before noncash deductions for DDA&A	$ 484.4	$ 331.5	$ 279.4
Net gain on sale of property, plant &
equipment and businesses	(244.2)	(51.0)	(78.7)
Proceeds from sale of future production,
net of transaction costs	0.0	153.1	73.6
Cost of debt purchase	72.9	0.0	0.0
Other operating cash flows, net	(52.8)	(77.1)	(35.8)
Net cash provided by operating
activities	$ 260.3	$ 356.5	$ 238.5

2014 versus 2013  — Net cash provided by operating activities of $260.3 million decreased $96.2 million from 2013. The decrease is attributable to a transaction in 2013 in which we sold a percentage of future production from aggregates reserves resulting in net cash proceeds of $153.1 million (see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data”). Net earnings before noncash deductions for DDA&A increased $152.9 million to $484.4 million during 2014. Included in net earnings for 2014 is a pretax gain of $227.9 million (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”) from the sale of our cement and concrete businesses in the Florida area. Cash received associated with the sale of property, plant & equipment and businesses is presented as a component of investing activities. Additionally, we purchased $506.4 million principal amount of outstanding debt through a tender offer and incurred a loss of $72.9 million (see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data”). Cash paid for the debt purchase is presented as a component of financing activities.

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

Part II	43

CASH FROM INVESTING ACTIVITIES

in millions

2014 versus 2013 — Net cash provided by investing activities increased $534.5 million during 2014. This increase resulted from a $678.2 million increase in proceeds from the sale of property, plant & equipment and businesses partially offset by a $143.8 million increase in purchases of property, plant & equipment and businesses. During 2014, we sold a previously mined and subsequently reclaimed tract of land for $10.7 million, land previously containing a sales yard for $5.8 million, and our cement and concrete businesses in the Florida area for $721.4 million. In the same period, we completed several acquisitions for total consideration of $331.8 million, of which $284.2 million was paid in cash (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”).

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

CASH FROM FINANCING ACTIVITIES

in millions

2014 VERSUS 2013 — Net cash used for financing activities of $551.1 million increased $409.1 million in 2014 compared to 2013. This increase is primarily attributable to a $429.2 million increase in debt payments (net of draws on our line of credit). As previously mentioned, in 2014 we purchased $506.4 million principal amount of outstanding debt through a tender offer as follows: $375.0 million of 6.50% notes due in 2016 and $131.4 million of 6.40% notes due in 2017. Total tender costs were $579.7 million including $71.8 million premium and $1.5 million in transaction costs. This increase in cash used for financing activities is partially offset by a $26.8 million increase in proceeds from the issuance of common stock.  In 2014, we issued 0.5 million shares of common stock to the trustee of our 401(k) savings and retirement plans for cash proceeds of $30.6 million.

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

Part II	44

DEBT

Certain debt measures as of December 31 are outlined below:

dollars in millions	2014	2013
Debt
Current maturities of long-term debt	$ 150.1	$ 0.2
Short-term debt [1]	0.0	0.0
Long-term debt	1,855.5	2,522.2
Total debt	$ 2,005.6	$ 2,522.4
Capital
Total debt	$ 2,005.6	$ 2,522.4
Equity	4,176.7	3,938.1
Total capital	$ 6,182.3	$ 6,460.5
Total Debt as a Percentage of Total Capital	32.4%	39.0%
Weighted-average Effective Interest Rates
Bank line of credit [2]	N/A	N/A
Long-term debt	8.10%	7.73%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.3%	99.4%
Floating-rate debt	0.7%	0.6%

[1]	Reflects borrowings under our line of credit. Borrowings are shown as short-term due to our intent to repay within twelve months.
[2]	Reflects only the cost of borrowings; we also pay fees for unused borrowing capacity and standby letters of credit.

Our long-term debt is unsecured and essentially all such debt agreements contain customary investment-grade type covenants that primarily limit the amount of secured debt we may incur without ratably securing the outstanding debt. Our debt may be redeemed prior to maturity at the greater of par value and the make-whole value plus accrued and unpaid interest.

There were no material scheduled debt payments during 2014. However, we purchased $506.4 million principal amount of outstanding debt through a tender offer in March 2014 as described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” This debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area.

As of December 31, 2014, current maturities for the next four quarters and maturities for the next five years are due as follows:

	Current		Debt
in millions	Maturities	in millions	Maturities
First quarter 2015	$ 0.0	2015	$ 150.1
Second quarter 2015	0.0	2016	125.1
Third quarter 2015	0.0	2017	218.8
Fourth quarter 2015	150.1	2018	650.0
		2019	0.0

We expect to retire debt maturities using existing cash, cash generated from operations, by drawing on our bank line of credit or accessing the capital markets.

In March 2014, we amended our $500.0 million line of credit to, among other items, extend the term from March 2018 to March 2019. The line of credit is secured by accounts receivable and inventory, but will become unsecured upon the achievement of certain credit metrics and/or credit ratings. The line of credit also contains negative and financial covenants customary for a secured facility.

Part II	45

The negative covenants primarily limit our ability to: (1) incur secured debt, (2) make certain investments, (3) execute acquisitions and divestitures, and (4) make restricted payments, including dividends. Such limitations currently do not impact our ability to execute our strategic, operating and financial plans, and become less restrictive when the line of credit becomes unsecured as described above.

The line of credit contains two financial covenants: (1) a maximum ratio of debt to EBITDA that declines over time to 3.5:1 and (2) a minimum ratio of EBITDA to net cash interest expense that increases over time to 3.0:1.

As of December 31, 2014, we were in compliance with all of our long-term debt and line of credit covenants.

As of December 31, 2014, our available borrowing capacity under the line of credit was $446.5 million. Utilization of the borrowing capacity was as follows:

▪	none was drawn
▪	$53.6 million was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to  2.25%, or an alternative rate derived from the lender’s prime rate, based on our ratio of debt to EBITDA. Standby letters of credit issued under the line of credit reduce availability and are charged a fee equal to the margin for LIBOR based borrowings plus 0.175%. As of December 31, 2014, the applicable margin was 1.50%. We also pay a commitment fee on the daily average unused amount of the line of credit. This commitment fee ranges from 0.25% to 0.40% based on our ratio of debt to EBITDA. At December 31, 2014, the commitment fee was 0.25%. Once the line of credit becomes unsecured, both the LIBOR margin range for borrowings and the commitment fee range will decline.

DEBT RATINGS

Our debt ratings and outlooks as of December 31, 2014 are summarized below:

	Rating/Outlook	Date	Description
Senior Secured Line of Credit
Moody's	Ba1/stable	4/22/2014	upgraded from Ba2/negative
Senior Unsecured [1]
Moody's	Ba3/stable	4/22/2014	outlook changed from negative to stable
Standard & Poor's	BB+/stable	7/31/2014	upgraded from BB/positive

[1]	Not all of our long-term debt is rated.

EQUITY

Our common stock issuances are summarized below:

in thousands	2014	2013	2012
Common stock shares at January 1,
issued and outstanding	130,200	129,721	129,245
Common Stock Issuances
Acquisitions	715	0	61
401(k) retirement plans	485	71	0
Share-based compensation plans	507	408	415
Common stock shares at December 31,
issued and outstanding	131,907	130,200	129,721

During 2014, we issued 715.0 thousand shares of our common stock in connection with business acquisitions as explained in Note 19  "Acquisitions and Divestitures" in Item 8 "Financial Statements and Supplementary Data."

Part II	46

We occasionally sell shares of common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants' elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were:

▪	2014 — issued 485.3 thousand shares for cash proceeds of $30.6 million
▪	2013 — issued 71.2 thousand shares for cash proceeds of $3.8 million
▪	2012 — no shares issued

There were no shares held in treasury as of December 31, 2014, 2013 and 2012. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪	results of operations and financial position
▪	capital expenditures
▪	liquidity and capital resources

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 12 "Commitments and Contingencies" in Item 8 "Financial Statements and Supplementary Data."

Part II	47

CASH CONTRACTUAL OBLIGATIONS

We expect cash requirements for income taxes to be  $80.3 million during 2015. We expect capital spending of $250 million during 2015.  Additionally, we have a number of contracts containing commitments or contingent obligations that are not material to our earnings. These contracts are discrete and it is unlikely that the various contingencies contained within the contracts would be triggered by a common event. Excluding future cash requirements for income taxes and capital expenditures, and these immaterial contracts, our obligations to make future contractual payments as of December 31, 2014 are summarized in the table below:

	Note	Payments Due by Year
in millions	Reference	2015	2016-2017	2018-2019	Thereafter	Total
Cash Contractual Obligations
Bank line of credit [1]
Principal payments	Note 6	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0
Interest payments and fees [2]		2.0	4.0	2.5	0.0	8.5
Long-term debt excluding bank line of credit
Principal payments	Note 6	150.1	343.9	650.0	860.4	2,004.4
Interest payments	Note 6	154.0	269.6	165.5	377.8	966.9
Operating leases	Note 7	30.1	53.6	41.6	128.2	253.5
Mineral royalties	Note 12	19.3	27.0	19.0	124.8	190.1
Unconditional purchase obligations
Capital	Note 12	34.4	0.0	0.0	0.0	34.4
Noncapital [3]	Note 12	23.3	4.9	3.9	6.0	38.1
Benefit plans [4]	Note 10	13.7	68.1	60.6	64.4	206.8
Total cash contractual obligations [5,6]		$ 426.9	$ 771.1	$ 943.1	$ 1,561.6	$ 3,702.7

[1]	Bank line of credit represents borrowings under our five-year credit facility which expires March 2019.
[2]

Includes fees for unused borrowing capacity, and fees for standby letters of credit. The figures for all years assume that the amount of unused borrowing capacity, and the amount of standby letters of credit, do not change from December 31, 2014.

[3]	Noncapital unconditional purchase obligations relate primarily to transportation and electricity contracts.
[4]	Payments in "Thereafter" column for benefit plans are for the years 2020-2024.
[5]

The above table excludes discounted asset retirement obligations in the amount of $226.6 million at December 31, 2014, the majority of which have an estimated settlement date beyond 2019 (see Note 17 "Asset Retirement Obligations" in Item 8 "Financial Statements and Supplementary Data").

[6]

The above table excludes liabilities for unrecognized tax benefits in the amount of $7.1 million at December 31, 2014, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these uncertain tax positions (for more details, see Note 9 "Income Taxes" in Item 8 "Financial Statements and Supplementary Data").

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

Part II	48

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

1. GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2014, goodwill represents 38% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment.

HOW WE TEST GOODWILL FOR IMPAIRMENT

Goodwill is tested for impairment one level below our operating segments (reporting unit). We have identified 19 reporting units, of which 9 carry goodwill. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a two-step quantitative test. We elected to perform the quantitative impairment test for all years presented.

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

HOW WE DETERMINE CARRYING VALUE AND FAIR VALUE

First, we determine the carrying value of each reporting unit by assigning assets and liabilities, including goodwill, to those units as of the measurement date. Then, we estimate the fair values of the reporting units using both an income approach (which involves discounting estimated future cash flows) and a market approach (which involves the application of revenue and EBITDA multiples of comparable companies).  We consider market factors when determining the assumptions and estimates used in our valuation models. Finally, to access the reasonableness of the fair values derived from these valuations, we compare the implied fair values to our market capitalization.

Part II	49

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

RESULTS OF OUR IMPAIRMENT TESTS

The results of our annual impairment tests for:

▪	November 1, 2014 indicated that the fair values of all reporting units with goodwill substantially exceeded (by a range of 21% to 630%) their carrying values
▪	November 1, 2013 indicated that the fair values of all reporting units with goodwill substantially exceeded (by a range of 32% to 620%) their carrying values
▪	November 1, 2012 indicated that the fair values of all reporting units with goodwill substantially exceeded (by a range of 34% to 851%) their carrying values

For additional information regarding goodwill, see Note 18 "Goodwill and Intangible Assets" in Item 8 "Financial Statements and Supplementary Data."

2. IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2014,  net property, plant & equipment represents 38% of total assets, while net other intangible assets represents 9% of total assets) and the evaluation involves the use of significant estimates and assumptions and considerable management judgment. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Fair value is estimated primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

We test long-lived assets for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, our long-lived asset impairment test is at a significantly lower level than the level at which we test goodwill for impairment. In markets where we do not produce downstream products (e.g. asphalt mix and ready-mixed concrete), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market. Conversely, in vertically integrated markets, the cash flows of our downstream and upstream businesses are not largely independently identifiable as the selling price of the upstream products (aggregates) determines the profitability of the downstream business.

Part II	50

During 2014, we recorded a $3.1 million loss on impairment of long-lived assets related primarily to assets retained in the divestiture of our cement and concrete businesses in the Florida area, see Note 19 "Acquisitions and Divestitures" in Item 8 "Financial Statements and Supplementary Data." We recorded no asset impairments during 2013. During 2012, we recorded a $2.0 million loss on impairment of long-lived assets. This impairment loss related primarily to assets classified as held for sale.

We maintain certain long-lived assets that are not currently being utilized in our operations. These assets totaled $376.4 million at December 31, 2014, representing an approximate 8% increase from December 31, 2013. Of the total $376.4 million,  approximately 40%  relates to real estate held for future development and expansion of our operations. In addition, approximately 25% is comprised of real estate (principally former mining sites) pending development as commercial or residential real estate, reservoirs or landfills. The remaining 35% is composed of aggregates, asphalt mix and ready-mixed concrete operating assets idled temporarily as a result of a decline in demand for our products. We anticipate moving idled assets back into operation as demand recovers. We evaluate the useful lives and the recoverability of these assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

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

Reclamation costs are considered a critical accounting policy because of the significant estimates, assumptions and considerable management judgment used to determine the fair value of the obligation and the significant carrying amount of these obligations ($226.6 million as of December 31, 2014 and $228.2 million as of December 31, 2013).

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

We evaluate current facts and conditions to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, we use a weighted-average settlement date considering the probabilities of each alternative.

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

Part II	51

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

HOW WE SET OUR ASSUMPTIONS

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2014, the discount rates for our various plans ranged from 3.50% to 4.30% (December 31, 2013 ranged from 3.80% to 5.15%).

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2014, the expected return on plan assets remained at 7.50%.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2014, our projected weighted-average rate of compensation increase was 3.70%, up from 3.50% at December 31, 2013.

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2014, our assumed rate of increase in the per capita cost of covered healthcare benefits remained at 7.50% for 2014, decreasing each year until reaching 5.0% in 2025 and remaining level thereafter. Increases in the per capita cost after 2015 are not expected to increase our obligations related to postretirement medical benefits as a result of a 2012 plan amendment to cap medical coverage cost at the 2015 level.

Changes to the assumptions listed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in
in millions	Benefit Obligation	Annual Benefit Cost	Benefit Obligation	Annual Benefit Cost
Actuarial Assumptions
Discount rate
Pension	$ (69.4)	$ (4.5)	$ 77.7	$ 5.0
Other postretirement benefits	(2.7)	0.0	2.9	0.0
Expected return on plan assets	not applicable	(3.4)	not applicable	3.4
Rate of compensation increase
(for salary-related plans)	1.0	0.2	(1.0)	(0.2)
Rate of increase in the per capita cost
of covered healthcare benefits	0.0	0.0	0.0	0.0

Part II	52

As of the December 31, 2014 measurement date, the fair value of our pension plan assets increased from $756.6 million to $817.0 million due to  favorable investment returns.  No contributions were made to the qualified pension plans in 2014.

During 2015, we expect to recognize net periodic pension expense of approximately $16.5 million and net periodic postretirement expense of approximately $1.0 million compared to $9.2 million and $(2.5) million, respectively, in 2014. The increase in pension expense is primarily due to the nearly 0.8 percentage point (80 basis points) drop in discount rates and the adoption of the new mortality tables issued by the Society of Actuaries on October 27, 2014. We do not anticipate contributions will be required to the funded pension plans during 2015 and we do not anticipate making a discretionary contribution. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.

For additional information regarding pension and other postretirement benefits, see Note 10 "Benefit Plans" in Item 8 "Financial Statements and Supplementary Data."

5. ENVIRONMENTAL COMPLIANCE

Our environmental compliance costs include the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. Our accounting policy for environmental compliance costs is a critical accounting policy because it involves the use of significant estimates and assumptions and requires considerable management judgment.

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

At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur, but generally liabilities are recognized no later than completion of the remedial feasibility study. When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2014, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3.0 million. Our environmental remediation obligations are recorded on an undiscounted basis.

Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates and key assumptions in response to new information, such as the kinds and quantities of hazardous substances, available technologies and changes to the parties participating in the remediation efforts. However, a number of factors, including adverse agency rulings and unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

For additional information regarding environmental compliance costs, see Note 8 "Accrued Environmental Remediation Costs" in Item 8 "Financial Statements and Supplementary Data."

Part II	53

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

Our accounting policy for claims and litigation including self-insurance is a critical accounting policy because it involves the use of significant estimates and assumptions and requires considerable management judgment.

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

While we believe that the majority of our deferred tax assets will be realized, our state net operating loss deferred tax asset carryforwards require additional consideration based on the following reasons:

▪	the required filing groups in many states are different from the federal filing group
▪	certain states have brief expiration periods or other limitations on the utilization of net operating loss carryforwards
▪	we no longer file in certain states for which we have net operating loss carryforwards

Based on this analysis, we have provided a valuation allowance of $56.9 million, an increase of $10.6 million from the prior year valuation allowance, against our state net operating loss deferred tax asset carryforwards. Of the $56.9 million valuation allowance, $55.5 million relates to our Alabama net operating loss carryforward. The remaining valuation allowance of $1.4 million relates to other state net operating loss carryforwards.

If  we later determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced. Conversely, if we determine that it is more likely than not that we will not be able to realize a portion of our deferred tax assets, we will increase the valuation allowance.

Part II	54

FOREIGN EARNINGS

U.S. income taxes are not provided on foreign earnings when such earnings are indefinitely reinvested offshore. At least annually, we evaluate our investment strategies for each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore.

LIABILITY FOR UNRECOGNIZED TAX BENEFITS

We recognize a tax benefit associated with a tax position when, in our judgment, it is more likely than not that the position will be sustained based upon the technical merits of the position. For a tax position that meets the more likely than not recognition threshold, we measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized. A liability is established for the unrecognized portion of any tax position. Our liability for  unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.

The years open to tax examinations vary by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.

We consider a tax position to be resolved at the earlier of the issue being “effectively settled,” settlement of an examination, or the expiration of the statute of limitations. Upon resolution of a tax position, any  liability for unrecognized tax benefits will be released.

Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties associated with our liability for unrecognized tax benefits as income tax expense.

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

Part II	55

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

At December 31, 2014, the estimated fair value of our long-term debt instruments including current maturities was $2,274.8 million compared to a book value of $2,005.6 million. The estimated fair value was determined by averaging the asking price quotes for the notes. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $105.1 million.

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

Part II	56

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vulcan Materials Company and its subsidiary companies as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2015  expressed an unqualified opinion on the Company's internal control over financial reporting.

Birmingham, Alabama

February 26, 2015

Part II	57

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2014	2013	2012
For the years ended December 31
in thousands, except per share data
Total revenues	$ 2,994,169	$ 2,770,709	$ 2,567,310
Cost of revenues	2,406,587	2,343,829	2,233,284
Gross profit	587,582	426,880	334,026
Selling, administrative and general expenses	272,288	259,427	259,140
Gain on sale of property, plant & equipment and businesses, net	244,222	39,250	68,455
Restructuring charges	(1,308)	(1,509)	(9,557)
Exchange offer costs	0	0	(43,380)
Other operating expense, net	(20,070)	(14,790)	(5,623)
Operating earnings	538,138	190,404	84,781
Other nonoperating income, net	3,107	7,538	6,727
Interest income	960	943	1,141
Interest expense	243,367	202,588	213,067
Earnings (loss) from continuing operations before income taxes	298,838	(3,703)	(120,418)
Provision for (benefit from) income taxes
Current	74,039	9,673	1,913
Deferred	17,653	(34,132)	(68,405)
Total provision for (benefit from) income taxes	91,692	(24,459)	(66,492)
Earnings (loss) from continuing operations	207,146	20,756	(53,926)
Earnings (loss) on discontinued operations, net of income taxes (Note 2)	(2,223)	3,626	1,333
Net earnings (loss)	$ 204,923	$ 24,382	$ (52,593)
Other comprehensive income (loss), net of tax
Reclassification adjustment for cash flow hedges	4,856	2,992	3,816
Adjustment for funded status of benefit plans	(69,051)	111,883	(24,454)
Amortization of actuarial loss and prior service cost for benefit plans	2,112	11,011	11,965
Other comprehensive income (loss)	(62,083)	125,886	(8,673)
Comprehensive income (loss)	$ 142,840	$ 150,268	$ (61,266)
Basic earnings (loss) per share
Continuing operations	$ 1.58	$ 0.16	$ (0.42)
Discontinued operations	(0.02)	0.03	0.01
Net earnings (loss)	$ 1.56	$ 0.19	$ (0.41)
Diluted earnings (loss) per share
Continuing operations	$ 1.56	$ 0.16	$ (0.42)
Discontinued operations	(0.02)	0.03	0.01
Net earnings (loss)	$ 1.54	$ 0.19	$ (0.41)
Weighted-average common shares outstanding
Basic	131,461	130,272	129,745
Assuming dilution	132,991	131,467	129,745
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	58

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	2014	2013
As of December 31
in thousands
Assets
Cash and cash equivalents	$ 141,273	$ 193,738
Accounts and notes receivable
Customers, less allowance for doubtful accounts
2014 — $5,105; 2013 — $4,854	354,935	323,369
Other	18,907	16,252
Inventories	321,804	344,606
Current deferred income taxes	39,726	40,423
Prepaid expenses	28,640	22,549
Assets held for sale	15,184	10,559
Total current assets	920,469	951,496
Investments and long-term receivables	41,650	42,387
Property, plant & equipment, net	3,071,630	3,312,017
Goodwill	3,094,824	3,081,521
Other intangible assets, net	758,243	697,578
Other noncurrent assets	175,086	174,144
Total assets	$ 8,061,902	$ 8,259,143
Liabilities
Current maturities of long-term debt	150,137	170
Trade payables and accruals	145,148	139,345
Accrued salaries, wages and management incentives	84,722	72,675
Accrued interest	8,212	10,954
Other accrued liabilities	63,139	75,991
Liabilities of assets held for sale	520	0
Total current liabilities	451,878	299,135
Long-term debt	1,855,447	2,522,243
Noncurrent deferred income taxes	691,137	701,075
Deferred management incentive and other compensation	22,421	23,657
Pension benefits	252,531	146,734
Other postretirement benefits	76,372	83,457
Asset retirement obligations	226,565	228,234
Deferred revenue	213,968	219,743
Other noncurrent liabilities	94,884	96,759
Total liabilities	$ 3,885,203	$ 4,321,037
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value — Authorized 480,000 shares,
Issued 131,907 and 130,200 shares, respectively	131,907	130,200
Capital in excess of par value	2,734,661	2,611,703
Retained earnings	1,471,845	1,295,834
Accumulated other comprehensive loss	(161,714)	(99,631)
Total equity	4,176,699	3,938,106
Total liabilities and equity	$ 8,061,902	$ 8,259,143
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	59

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013	2012
For the years ended December 31
in thousands
Operating Activities
Net earnings (loss)	$ 204,923	$ 24,382	$ (52,593)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	279,497	307,108	331,959
Net gain on sale of property, plant & equipment and businesses	(244,222)	(50,978)	(78,654)
Proceeds from sale of future production, net of transaction costs (Note 19)	0	153,095	73,583
Contributions to pension plans	(5,488)	(4,855)	(4,509)
Share-based compensation	23,884	22,093	17,474
Excess tax benefits from share-based compensation	(3,464)	(161)	(267)
Deferred tax provision (benefit)	18,378	(35,063)	(69,830)
Cost of debt purchase	72,949	0	0
(Increase) decrease in assets before initial effects of business acquisitions and dispositions
Accounts and notes receivable	(25,118)	(42,260)	17,412
Inventories	(5,595)	(7,700)	(9,028)
Prepaid expenses	(6,256)	(765)	(117)
Other assets	(13,930)	12,374	(29,043)
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions
Accrued interest and income taxes	(3,840)	(10,937)	(15,709)
Trade payables and other accruals	4,229	15,485	27,091
Other noncurrent liabilities	(42,810)	(26,602)	29,772
Other, net	7,199	1,283	934
Net cash provided by operating activities	$ 260,336	$ 356,499	$ 238,475
Investing Activities
Purchases of property, plant & equipment	(224,852)	(275,380)	(93,357)
Proceeds from sale of property, plant & equipment	26,028	17,576	80,829
Proceeds from sale of businesses, net of transaction costs	721,359	51,604	21,166
Payment for businesses acquired, net of acquired cash	(284,237)	(89,951)	0
Other, net	33	(39)	1,761
Net cash provided by (used for) investing activities	$ 238,331	$ (296,190)	$ 10,399
Financing Activities
Proceeds from line of credit	93,000	156,000	0
Payment of current maturities, long-term debt and line of credit	(672,829)	(306,602)	(134,780)
Proceeds from issuance of common stock	30,620	3,821	0
Dividends paid	(28,884)	(5,191)	(5,183)
Proceeds from exercise of stock options	23,502	9,762	10,462
Excess tax benefits from share-based compensation	3,464	161	267
Other, net	(5)	0	(1)
Net cash used for financing activities	$ (551,132)	$ (142,049)	$ (129,235)
Net increase (decrease) in cash and cash equivalents	(52,465)	(81,740)	119,639
Cash and cash equivalents at beginning of year	193,738	275,478	155,839
Cash and cash equivalents at end of year	$ 141,273	$ 193,738	$ 275,478
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	60

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
in thousands	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balances at December 31, 2011	129,245	$ 129,245	$ 2,544,740	$ 1,334,476	$ (216,844)	$ 3,791,617
Net loss	0	0	0	(52,593)	0	(52,593)
Common stock issued
Acquisitions	61	61	(199)	0	0	(138)
Share-based compensation plans	415	415	7,113	0	0	7,528
Share-based compensation expense	0	0	17,474	0	0	17,474
Excess tax benefits from
share-based compensation	0	0	267	0	0	267
Reclass deferred compensation liability
to equity (Note 13)	0	0	10,764	0	0	10,764
Cash dividends on common stock
($0.04 per share)	0	0	0	(5,183)	0	(5,183)
Other comprehensive loss	0	0	0	0	(8,673)	(8,673)
Other	0	0	50	(51)	0	(1)
Balances at December 31, 2012	129,721	$ 129,721	$ 2,580,209	$ 1,276,649	$ (225,517)	$ 3,761,062
Net earnings	0	0	0	24,382	0	24,382
Common stock issued
401(k) Trustee (Note 13)	71	71	3,750	0	0	3,821
Share-based compensation plans	408	408	5,485	0	0	5,893
Share-based compensation expense	0	0	22,093	0	0	22,093
Excess tax benefits from
share-based compensation	0	0	161	0	0	161
Cash dividends on common stock
($0.04 per share)	0	0	0	(5,191)	0	(5,191)
Other comprehensive income	0	0	0	0	125,886	125,886
Other	0	0	5	(6)	0	(1)
Balances at December 31, 2013	130,200	$ 130,200	$ 2,611,703	$ 1,295,834	$ (99,631)	$ 3,938,106
Net earnings	0	0	0	204,923	0	204,923
Common stock issued
Acquisitions	715	715	44,470	0	0	45,185
401(k) Trustee (Note 13)	485	485	30,135	0	0	30,620
Share-based compensation plans	507	507	20,982	0	0	21,489
Share-based compensation expense	0	0	23,884	0	0	23,884
Excess tax benefits from
share-based compensation	0	0	3,464	0	0	3,464
Cash dividends on common stock
($0.22 per share)	0	0	0	(28,884)	0	(28,884)
Other comprehensive loss	0	0	0	0	(62,083)	(62,083)
Other	0	0	23	(28)	0	(5)
Balances at December 31, 2014	131,907	$ 131,907	$ 2,734,661	$ 1,471,845	$ (161,714)	$ 4,176,699
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	61

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of these financial statements in conformity with accounting principles generally accepted (GAAP) in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates. The most significant estimates included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, reclamation costs, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes.

BUSINESS COMBINATIONS

We account for business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying identifiable assets acquired and liabilities assumed based on their respective fair values. Determining the fair values of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions.

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

In 2014, we announced changes to our executive management team, and a new divisional organization structure that was effective January 1, 2015. This new structure enables us to pursue growth and profitability while further leveraging the actions we undertook in 2012 as noted below. During 2014, we incurred $1,308,000 of severance costs related to these initiatives. Future related charges for these initiatives are estimated to be less than $5,000,000.

In 2012, our Board approved a Profit Enhancement Plan that further leverages our streamlined management structure and substantially completed ERP and Shared Services platforms to achieve cost reductions and other earnings enhancements. During 2013 and 2012, respectively, we incurred $1,509,000 and $9,557,000 of costs (primarily project design, outside advisory and severance) related to the implementation of this plan. We did not incur any additional charges in 2014.

Part II	62

EXCHANGE OFFER COSTS

In response to an unsolicited and substantially undervalued exchange offer initiated in 2011, we incurred legal, professional and other defense costs of $43,380,000 in 2012.

CASH EQUIVALENTS

We classify as cash equivalents all highly liquid securities with a maturity of three months or less at the time of purchase. The carrying amount of these securities approximates fair value due to their short-term maturities.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable from customers result from our extending credit to trade customers for the purchase of our products. The terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to conform to regional industry practices, we sell product under extended payment terms, which may result in either secured or unsecured short-term notes; or, on occasion, notes with durations of less than one year are taken in settlement of existing accounts receivable. Other accounts and notes receivable result from short-term transactions (less than one year) other than the sale of our products, such as interest receivable; insurance claims; freight claims; tax refund claims; bid deposits or rents receivable. Receivables are aged and appropriate allowances for doubtful accounts and bad debt expense are recorded. Bad debt expense for the years ended December 31 was as follows: 2014 — $2,031,000,  2013 — $602,000 and 2012 — $2,505,000. Write-offs of accounts receivables for the years ended December 31 were as follows: 2014 — $2,561,000,  2013 — $1,946,000 and 2012 — $2,805,000.

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

Capitalized software costs of $8,753,000 and $10,321,000 are reflected in net property, plant & equipment as of December 31, 2014 and 2013, respectively. We capitalized software costs for the years ended December 31 as follows: 2014 — $921,000, 2013 — $1,695,000 and 2012 — $408,000. During the same periods, $2,501,000,  $2,230,000 and $2,463,000, respectively, of previously capitalized costs were depreciated. For additional information regarding our property, plant & equipment see Note 4.

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

Part II	63

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

Cost depletion on depletable land is computed by the unit-of-production method based on estimated recoverable units.

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

Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in thousands	2014	2013	2012
Depreciation, Depletion, Accretion and Amortization
Depreciation	$ 239,611	$ 271,180	$ 301,146
Depletion	16,741	13,028	10,607
Accretion	11,601	10,685	7,956
Amortization of leaseholds	578	483	381
Amortization of intangibles	10,966	11,732	11,869
Total	$ 279,497	$ 307,108	$ 331,959

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

Part II	64

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

Our assets at December 31 subject to fair value measurement on a recurring basis are summarized below:

	Level 1
in thousands	2014	2013
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 15,532	$ 15,255
Equities	11,248	12,828
Total	$ 26,780	$ 28,083

	Level 2
in thousands	2014	2013
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,415	$ 1,244
Total	$ 1,415	$ 1,244

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

Net gains of the Rabbi Trust investments were $1,169,000,  $4,398,000 and $8,564,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at December 31, 2014, 2013 and 2012 were $(1,049,000),  $4,234,000 and $9,012,000, respectively.

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

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2013. Assets that were subject to fair value measurement on a nonrecurring basis in 2014 are summarized below:

As of December 31, 2014
Impairment
in thousands	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment	$ 2,172	$ 3,095
Totals	$ 2,172	$ 3,095

Part II	65

We recorded a $3,095,000 loss on impairment of long-lived assets in the first and second quarters of 2014 reducing the carrying value of these assets to their estimated fair value of $2,172,000. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2014, goodwill totaled $3,094,824,000 as compared to $3,081,521,000 at December 31, 2013. Goodwill represents 38% of total assets at December 31, 2014 compared to 37% as of December 31, 2013.

Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment one level below our operating segments (reporting unit). We have four operating segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium (formerly Cement). Within these four operating segments, we have identified 19 reporting units (of which 9 carry goodwill) based primarily on geographic location. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a two-step quantitative test. We elected to perform the quantitative impairment test for all years presented.

The first step of the quantitative impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

The second step of the quantitative impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by hypothetically allocating the fair value of the reporting unit to its identifiable assets and liabilities in a manner consistent with a business combination, with any excess fair value representing implied goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The results of the first step of the annual impairment tests performed as of November 1, 2014, 2013 and 2012 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2014, 2013 or 2012.

We estimate the fair values of the reporting units using both an income approach (which involves discounting estimated future cash flows) and a market approach (which involves the application of revenue and EBITDA multiples of comparable companies). Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

For additional information regarding goodwill see Note 18.

Part II	66

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

We test long-lived assets for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, our long-lived asset impairment test is at a significantly lower level than the level at which we test goodwill for impairment. In markets where we do not produce downstream products (e.g. asphalt mix and ready-mixed concrete), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market. Conversely, in vertically integrated markets, the cash flows of our downstream and upstream businesses are not largely independently identifiable as the selling price of the upstream products (aggregates) determines the profitability of the downstream business.

As of December 31, 2014, net property, plant & equipment represents 38% of total assets, while net other intangible assets represents 9% of total assets. During 2014, we recorded a $3,095,000 loss on impairment of long-lived assets related primarily to assets retained in the divestiture of our cement and concrete businesses in the Florida area (see Note 19). We recorded no asset impairments during 2013. During 2012, we recorded a $2,034,000 loss on impairment of long-lived assets related primarily to assets classified as held for sale.

For additional information regarding long-lived assets and intangible assets see Notes 4 and 18.

TOTAL REVENUES AND REVENUE RECOGNITION

Total revenues include sales of product to customers, net of any discounts and taxes, and freight and delivery revenues billed to customers. Freight and delivery represent pass-through transportation we incur and pay to third-party carriers to deliver our products to customers. The costs related to freight and delivery are included in cost of revenues.

Revenue is recognized at the time the selling price is fixed, the product's title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured (typically occurs when finished products are shipped to the customer).

Part II	67

DEFERRED REVENUE

We entered into two transactions (September 2013 and December 2012) through which we sold a percentage of the future production from aggregates reserves at eight quarries (seven owned and one leased). These sales were structured as volumetric production payments (VPPs). We received net cash proceeds of $153,282,000 and $73,644,000 for the 2013 and 2012 transactions, respectively. These proceeds were recorded as deferred revenue on the balance sheet and are amortized to revenue on a unit-of-sales basis over the terms of the VPPs. Concurrently, we entered into marketing agreements with the purchaser through which we are designated the exclusive sales agent for the purchaser’s percentage of future production. Acting as the purchaser’s agent, our consolidated total revenues exclude these sales.

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

▪	the purchaser's percentage of the maximum 250.8 million tons of future production is estimated to be 11.5% (approximately 29 million tons); the actual percentage may vary

The key terms specific to the 2012 VPP transaction are:

▪

terminates at the earlier to occur of December 31, 2052 or the sale of 143.2 million tons of aggregates from the specified quarries; based on historical and projected volumes from the specified quarries, it is expected that 143.2 million tons will be sold prior to December 31, 2052

▪	the purchaser's percentage of the maximum 143.2 million tons of future production is estimated to be 10.5% (approximately 15 million tons); the actual percentage may vary

Reconciliation of the deferred revenue balances (current and noncurrent) are as follows:

in thousands	2014	2013	2012
Deferred Revenue
Balance at beginning of year	$ 224,743	$ 73,583	$ 0
Cash received and revenue deferred	187	153,156	73,583
Amortization of deferred revenue	(4,962)	(1,996)	0
Balance at end of year	$ 219,968	$ 224,743	$ 73,583

Based on expected aggregates sales from the specified quarries, we anticipate recognizing an estimated $6,000,000 of deferred revenue as income in our 2015 Consolidated Statement of Comprehensive Income (reflected in Other accrued liabilities in our 2014 Consolidated Balance Sheet).

Part II	68

STRIPPING COSTS

In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.

Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $44,896,000 in 2014, $41,716,000 in 2013 and $37,875,000 in 2012.

Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-production method. Pre-production stripping costs included in other noncurrent assets were $44,035,000 as of December 31, 2014 and $24,026,000 as of December 31, 2013.

SHARE-BASED COMPENSATION

We account for share-based compensation awards using fair-value-based measurement methods. These result in the recognition of compensation expense for all share-based compensation awards based on their fair value as of the grant date. Compensation cost is recognized over the requisite service period.

We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows. The $3,464,000,  $161,000 and $267,000 in excess tax benefits classified as financing cash inflows for the years ended December 31, 2014, 2013 and 2012, respectively, in the accompanying Consolidated Statements of Cash Flows relate to the exercise of stock options and issuance of shares under long-term incentive plans.

A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2014 related to share-based awards granted to employees under our long-term incentive plans is presented below:

	Unrecognized	Expected
	Compensation	Weighted-average
dollars in thousands	Expense	Recognition (Years)
Share-based Compensation
SOSARs [1]	$ 3,078	2.0
Performance and restricted shares	18,243	2.4
Total/weighted-average	$ 21,321	2.3

[1]	Stock-Only Stock Appreciation Rights (SOSARs)

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in thousands	2014	2013	2012
Employee Share-based Compensation Awards
Pretax compensation expense	$ 22,217	$ 20,187	$ 15,491
Income tax benefits	8,571	7,833	6,011

For additional information regarding share-based compensation, see Note 11 under the caption Share-based Compensation Plans.

Part II	69

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

The carrying value of these obligations was $226,565,000 as of December 31, 2014 and $228,234,000 as of December 31, 2013. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations) see Note 17.

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
▪

Rate of Increase in the Per Capita Cost of Covered Healthcare Benefits — We project the expected increases in the cost of covered healthcare benefits.  Increases in the per capita cost after 2015 are not expected to increase our obligations related to postretirement medical benefits as a result of a 2012 plan amendment to cap medical coverage cost at the 2015 level

Accounting standards provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of actual results allows for a smoothed recognition in earnings of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The differences between actual results and expected or estimated results are recognized in full in other comprehensive income. Amounts recognized in other comprehensive income are reclassified to earnings in a systematic manner over the average remaining service period of active employees expected to receive benefits under the plan.

For additional information regarding pension and other postretirement benefits see Note 10.

Part II	70

ENVIRONMENTAL COMPLIANCE

Our environmental compliance costs are undiscounted and include the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. We accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost. At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur, but generally liabilities are recognized no later than completion of the remedial feasibility study.

When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2014, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3,000,000. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates and key assumptions in response to new information, such as the kinds and quantities of hazardous substances, available technologies and changes to the parties participating in the remediation efforts. However, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

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

dollars in thousands	2014	2013
Self-insurance Program
Self-insured liabilities (undiscounted)	$ 43,731	$ 50,538
Insured liabilities (undiscounted)	17,758	17,497
Discount rate	1.29%	0.98%
Amounts Recognized in Consolidated
Balance Sheets
Investments and long-term receivables	$ 16,884	$ 16,917
Other accrued liabilities	(13,131)	(16,657)
Other noncurrent liabilities	(45,569)	(49,148)
Net liabilities (discounted)	$ (41,816)	$ (48,888)

Estimated payments (undiscounted) under our self-insurance program for the five years subsequent to December 31, 2014 are as follows:

in thousands
Estimated Payments under Self-insurance Program
2015	$ 18,585
2016	11,210
2017	7,704
2018	5,347
2019	3,835

Part II	71

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

We recognize a tax benefit associated with a tax position when, in our judgment, it is more likely than not that the position will be sustained based upon the technical merits of the position. For a tax position that meets the more likely than not recognition threshold, we measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized. A liability is established for the unrecognized portion of any tax position. Our liability for unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.

The years open to tax examinations vary by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.

We consider a tax position to be resolved at the earlier of the issue being “effectively settled,” settlement of an examination, or the expiration of the statute of limitations. Upon resolution of a tax position, any  liability for unrecognized tax benefits will be released.

Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties associated with our liability for unrecognized tax benefits as income tax expense.

Our largest permanent item in computing both our taxable income and effective tax rate is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note 9. The deduction for statutory depletion does not necessarily change proportionately to changes in pretax earnings.

Part II	72

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in thousands	2014	2013	2012
Weighted-average common shares outstanding	131,461	130,272	129,745
Dilutive effect of
Stock options/SOSARs	656	461	0
Other stock compensation plans	874	734	0
Weighted-average common shares outstanding,
assuming dilution	132,991	131,467	129,745

All dilutive common stock equivalents are reflected in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares (antidilutive common stock equivalents) were 617,000 for the loss year ended December 31, 2012.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in thousands	2014	2013	2012
Antidilutive common stock equivalents	2,352	2,895	4,762

RECLASSIFICATIONS

The separate presentation of net sales and delivery revenues previously reported in our consolidated statements of comprehensive income has been eliminated to conform with the 2014 presentation.

NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

2014 — GUIDANCE ON FINANCIAL STATEMENT PRESENTATION OF UNRECOGNIZED TAX BENEFIT  As of and for the interim period ended March 31, 2014, we adopted Accounting Standards Update (ASU) No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU. When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

Part II	73

2014 — GUIDANCE FOR OBLIGATIONS RESULTING FROM JOINT AND SEVERAL LIABILITY ARRANGEMENTS  As of and for the interim period ended March 31, 2014, we adopted ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU provides guidance for the recognition, measurement and disclosure of such obligations that are within the scope of the ASU. Obligations within the scope of this ASU include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Under this ASU, an entity (1) recognizes such obligations at the inception of the arrangement, (2) measures such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors and (3) discloses the nature and amount of such obligations as well as other information about those obligations. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

2014 — TANGIBLE PROPERTY REGULATIONS  As of January 1, 2014, the Internal Revenue Service’s new tangible property regulations became effective. These regulations apply to amounts paid to acquire, produce or improve tangible property, as well as dispose of such property. The effect of this tax law change had no material impact on our financial position, results of operations or liquidity.

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

Part II	74

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

NOTE 2: DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements. During 2013, we received the final payment under the 5CP earn-out of $13,031,000. During 2012, we received an earn-out payment of $11,369,000. We were liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on the prior year’s earn-out results. Payments for the transaction bonus were $1,303,000 in 2013 and $1,137,000 in 2012.

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. There were no revenues from discontinued operations for the years presented. Results from discontinued operations are as follows:

in thousands	2014	2013	2012
Discontinued Operations
Pretax loss	$ (3,683)	$ (5,744)	$ (8,017)
Gain on disposal, net of transaction bonus	0	11,728	10,232
Income tax (provision) benefit	1,460	(2,358)	(882)
Earnings (loss) on discontinued operations,
net of income taxes	$ (2,223)	$ 3,626	$ 1,333

The 2014, 2013 and 2012 pretax losses from discontinued operations of $3,683,000,  $5,744,000 and $8,017,000, respectively, were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

Part II	75

NOTE 3: INVENTORIES

Inventories at December 31 are as follows:

in thousands	2014	2013
Inventories
Finished products [1]	$ 275,172	$ 270,603
Raw materials	19,741	29,996
Products in process	1,250	6,613
Operating supplies and other	25,641	37,394
Total	$ 321,804	$ 344,606

[1]

Includes inventories encumbered by the purchaser's percentage of volumetric production payments (see Note 1, Deferred Revenue), as follows: December 31, 2014 — $4,792 thousand and December 31, 2013 — $4,492 thousand.

In addition to the inventory balances presented above, as of December 31, 2014 and December 31, 2013, we have $17,449,000 and $27,331,000, respectively, of inventory classified as long-term assets (Other noncurrent assets) as we do not expect to sell the inventory within one year of their respective balance sheet dates. Inventories valued under the LIFO method total $232,371,000 at December 31, 2014 and $268,674,000 at December 31, 2013. During 2014,  2013 and 2012, inventory reductions resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on 2014 results was to decrease cost of revenues by $2,686,000 and increase net earnings by $1,650,000. The effect of the LIFO liquidation on 2013 results was to decrease cost of revenues by $1,310,000 and increase net earnings by $802,000. The effect of the LIFO liquidation on 2012 results was to decrease cost of revenues by $1,124,000 and increase net earnings by $688,000.

Estimated current cost exceeded LIFO cost at December 31, 2014 and 2013 by $181,633,000 and $184,409,000, respectively. We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-effecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under the methods (substantially average cost) used prior to the adoption of the LIFO method, the approximate effect on net earnings would have been an increase of $19,108,000 in 2014, an increase of $20,812,000 in 2013 and an increase of $5,990,000 in 2012.

Part II	76

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

in thousands	2014	2013
Property, Plant & Equipment
Land and land improvements [1]	$ 2,273,874	$ 2,295,087
Buildings	126,833	149,982
Machinery and equipment	3,952,423	4,248,100
Leaseholds	13,451	11,692
Deferred asset retirement costs	163,644	151,973
Construction in progress	78,617	76,768
Total, gross	$ 6,608,842	$ 6,933,602
Less allowances for depreciation, depletion
and amortization	3,537,212	3,621,585
Total, net	$ 3,071,630	$ 3,312,017

[1]	Includes depletable land, as follows: December 31, 2014 — $1,287,225 thousand and December 31, 2013 — $1,258,982 thousand.

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in thousands	2014	2013	2012
Capitalized interest cost	$ 2,092	$ 1,089	$ 2,716
Total interest cost incurred before recognition
of the capitalized amount	245,459	203,677	215,783

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

Part II	77

CASH FLOW HEDGES

We have used interest rate swap agreements designated as cash flow hedges to minimize the variability in cash flows of liabilities or forecasted transactions caused by fluctuations in interest rates. During 2007, we entered into fifteen forward starting interest rate swap agreements for a total stated amount of $1,500,000,000. Upon the 2007 and 2008 issuances of the related fixed-rate debt, we terminated and settled these forward starting swaps for cash payments of $89,777,000. Amounts in AOCI are being amortized to interest expense over the term of the related debt. This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 as follows:

in thousands	Location on Statement	2014	2013	2012
Cash Flow Hedges
Loss reclassified from AOCI
(effective portion)	Interest expense	$ (7,988)	$ (5,077)	$ (6,314)

The 2014 loss reclassified from AOCI includes the acceleration of a proportional amount of the deferred loss in the amount of $3,762,000 referable to the debt purchase as disclosed in Note 6.

For the 12-month period ending December 31, 2015, we estimate that $4,207,000 of the pretax loss in AOCI will be reclassified to earnings.

FAIR VALUE HEDGES

We have used interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in the benchmark interest rates for such debt. In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000. Under these agreements, we paid 6-month LIBOR plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 forward component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the remaining lives of the related debt using the effective interest method. This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 as follows:

in thousands	2014	2013	2012
Deferred Gain on Settlement
Amortized to earnings as a reduction to interest expense	$ 10,674	$ 4,334	$ 4,052

The amortized deferred gain for the year ended December 31, 2014 includes the acceleration of a proportional amount of the deferred gain in the amount of $8,032,000 referable to the debt purchased as disclosed in Note 6.

Part II	78

NOTE 6: DEBT

Debt at December 31 is summarized as follows:

in thousands	2014	2013
Short-term Debt
Bank line of credit	$ 0	$ 0
Total short-term debt	$ 0	$ 0
Long-term Debt
10.125% notes due 2015 [1]	$ 150,973	$ 151,897
6.50% notes due 2016 [2]	126,969	511,627
6.40% notes due 2017 [3]	218,589	349,907
7.00% notes due 2018 [4]	399,816	399,772
10.375% notes due 2018 [5]	249,030	248,843
7.50% notes due 2021 [6]	600,000	600,000
8.85% notes due 2021 [7]	6,000	6,000
Industrial revenue bond due 2022 [8]	14,000	14,000
7.15% notes due 2037 [9]	239,570	239,561
Other notes	637	806
Total long-term debt including current maturities	$ 2,005,584	$ 2,522,413
Less current maturities	150,137	170
Total long-term debt	$ 1,855,447	$ 2,522,243
Estimated fair value of long-term debt	$ 2,113,478	$ 2,820,399

[1]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: December 31, 2014 — $1,068 thousand and December 31, 2013 — $2,082 thousand. Additionally, includes decreases for unamortized discounts as follows: December 31, 2014 — $95 thousand and December 31, 2013 — $185 thousand. The effective interest rate for these notes is 9.58%.

[2]

Includes an increase for the unamortized portion of the deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: December 31, 2014 — $1,968 thousand and December 31, 2013 — $11,627 thousand. The effective interest rate for these notes is 6.00%.

[3]	Includes decreases for unamortized discounts, as follows: December 31, 2014 — $44 thousand and December 31, 2013 — $93 thousand. The effective interest rate for these notes is 7.39%.
[4]	Includes decreases for unamortized discounts, as follows: December 31, 2014 — $184 thousand and December 31, 2013 — $228 thousand. The effective interest rate for these notes is 7.87%.
[5]	Includes decreases for unamortized discounts, as follows: December 31, 2014 — $970 thousand and December 31, 2013 — $1,157 thousand. The effective interest rate for these notes is 10.625%.
[6]	The effective interest rate for these notes is 7.75%.
[7]	The effective interest rate for this note is 8.88%.
[8]	This variable-rate tax-exempt bond is backed by a letter of credit.
[9]	Includes decreases for unamortized discounts, as follows: December 31, 2014 — $618 thousand and December 31, 2013 — $627 thousand. The effective interest rate for these notes is 8.05%.

Our long-term debt is presented in the table above net of unamortized discounts from par and unamortized deferred gains realized upon settlement of interest rate swaps. Discounts and deferred gains are being amortized using the effective interest method over the respective terms of the notes.

The estimated fair value of long-term debt presented in the table above was determined by averaging the asking price quotes for the notes. The fair value estimates were based on Level 2 information (as defined in Note 1, caption Fair Value Measurements) available to us as of their respective balance sheet dates. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since those dates.

Part II	79

Our long-term debt is unsecured and essentially all such debt agreements contain customary investment-grade type covenants that primarily limit the amount of secured debt we may incur without ratably securing the outstanding debt. Our debt may be redeemed prior to maturity at the greater of par value and the make-whole value plus accrued and unpaid interest.

There were no material scheduled debt payments during 2014. However, as described below, we purchased $506,366,000 principal amount of debt through a tender offer in the first quarter of 2014. Scheduled debt payments during 2013 included $10,000,000 in January to retire the 8.70% medium-term note and $140,444,000 in June to retire the 6.30% notes.

The total scheduled (principal and interest) debt payments, excluding draws, if any, on the line of credit, for the five years subsequent to December 31, 2014 are as follows:

in thousands	Total	Principal	Interest
Debt Payments (excluding the line of credit)
2015	$ 304,162	$ 150,137	$ 154,025
2016	263,975	125,131	138,844
2017	349,482	218,771	130,711
2018	752,732	650,022	102,710
2019	62,794	23	62,771

In March 2014, we purchased $506,366,000 principal amount of debt through a tender offer as follows: $374,999,000 of 6.50% notes due in 2016 and $131,367,000 of 6.40% notes due in 2017. This debt purchase was funded by the sale of our cement and concrete businesses in the Florida area as described in Note 19. The March 2014 debt purchases cost $579,659,000, including a $71,829,000 premium above the principal amount of the notes and transaction costs of $1,464,000. The premium primarily reflects the trading prices of the notes relative to par prior to the tender offer commencement. Additionally, we recognized a net benefit of $344,000 associated with the acceleration of a proportional amount of unamortized discounts, deferred gains, deferred financing costs and amounts accumulated in OCI. The combined charge of $72,949,000 is presented in the accompanying Consolidated Statement of Comprehensive Income as a component of interest expense for the year ended December 31, 2014.

Additionally, in  March 2014, we amended our $500,000,000 line of credit to, among other items, extend the term from March 2018 to March 2019. The line of credit is secured by accounts receivable and inventory, but will become unsecured upon the achievement of certain credit metrics and/or credit ratings. The line of credit also contains negative and financial covenants customary for a secured facility.

The negative covenants primarily limit our ability to: (1) incur secured debt, (2) make certain investments, (3) execute acquisitions and divestitures, and (4) make restricted payments, including dividends. Such limitations currently do not impact our ability to execute our strategic, operating and financial plans, and become less restrictive when the line of credit becomes unsecured as described above.

The line of credit contains two financial covenants: (1) a maximum ratio of debt to EBITDA that declines over time to 3.5:1 and (2) a minimum ratio of EBITDA to net cash interest expense that increases over time to 3.0:1.

As of December 31, 2014, we were in compliance with our long-term debt and line of credit covenants.

Borrowings on our line of credit are classified as short-term due to our intent to repay any borrowings within twelve months. As of December 31, 2014, our available borrowing capacity was $446,450,000.  Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to LIBOR plus a margin ranging from 1.50% to 2.25%, or an alternative rate derived from the lender's prime rate, based on our  ratio of debt to EBITDA. As of December 31, 2014, the applicable margin for LIBOR based borrowings was 1.50%.

Standby letters of credit issued under the line of credit reduce availability and are charged a fee equal to the margin for LIBOR based borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit. This commitment fee ranges from 0.25% to 0.40% based on our  ratio of debt to EBITDA. At December 31, 2014, the commitment fee was 0.25%. Once the line of credit becomes unsecured, both the LIBOR margin range for borrowings and the commitment fee range will decline.

Part II	80

NOTE 7: OPERATING LEASES

Rental expense from continuing operations under nonmineral operating leases for the years ended December 31, exclusive of rental payments made under leases of one month or less, is summarized as follows:

in thousands	2014	2013	2012
Operating Leases
Minimum rentals	$ 42,887	$ 40,151	$ 36,951
Contingent rentals (based principally on usage)	56,717	44,111	32,705
Total	$ 99,604	$ 84,262	$ 69,656

Future minimum operating lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases (see Note 12), as of December 31, 2014 are payable as follows:

in thousands
Future Minimum Operating Lease Payments
2015	$ 30,096
2016	28,345
2017	25,207
2018	23,231
2019	18,363
Thereafter	128,294
Total	$ 253,536

Lease agreements frequently include renewal options and require that we pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements.

NOTE 8: ACCRUED ENVIRONMENTAL REMEDIATION COSTS

Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (measured on an undiscounted basis) as follows:

in thousands	2014	2013
Accrued Environmental Remediation Costs
Continuing operations	$ 4,919	$ 5,505
Retained from former Chemicals business	4,129	5,178
Total	$ 9,048	$ 10,683

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $6,736,000 at December 31, 2014 and $7,134,000 at December 31, 2013. The short-term portion of these accruals is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, Tarmac, and CalMat facilities acquired in 2007, 2000 and 1999, respectively. The balances noted above for Chemicals relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business.

Refer to Note 12 for additional discussion of certain contingent environmental matters.

Part II	81

NOTE 9: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes are as follows:

in thousands	2014	2013	2012
Earnings (Loss) from Continuing
Operations before Income Taxes
Domestic	$ 264,473	$ (34,239)	$ (134,929)
Foreign	34,365	30,536	14,511
Total	$ 298,838	$ (3,703)	$ (120,418)

Provision for (benefit from) income taxes from continuing operations consists of the following:

in thousands	2014	2013	2012
Provision for (Benefit from) Income Taxes
from Continuing Operations
Current
Federal	$ 47,882	$ (3,691)	$ (5,631)
State and local	18,983	7,941	5,271
Foreign	7,174	5,423	2,273
Total	$ 74,039	$ 9,673	$ 1,913
Deferred
Federal	$ 13,556	$ (20,581)	$ (58,497)
State and local	4,120	(13,542)	(8,464)
Foreign	(23)	(9)	(1,444)
Total	$ 17,653	$ (34,132)	$ (68,405)
Total provision (benefit)	$ 91,692	$ (24,459)	$ (66,492)

The provision for (benefit  from) income taxes differs from the amount computed by applying the federal statutory income tax rate to earnings (losses) from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

dollars in thousands		2014		2013		2012
Income tax provision (benefit) at the
federal statutory tax rate of 35%	$ 104,594	35.0%	$ (1,296)	35.0%	$ (42,146)	35.0%
Provision for (Benefit from)
Income Tax Differences
Statutory depletion	(25,774)	-8.6%	(20,875)	563.7%	(19,608)	16.3%
State and local income taxes, net of federal
income tax benefit	15,017	5.0%	(3,641)	98.3%	(2,076)	1.7%
Fair market value over tax basis of
charitable contributions	(547)	-0.2%	0	0.0%	(2,007)	1.7%
Other, net	(1,598)	-0.5%	1,353	-36.5%	(655)	0.5%
Total income tax provision (benefit)/
Effective tax rate	$ 91,692	30.7%	$ (24,459)	660.5%	$ (66,492)	55.2%

Part II	82

Deferred taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in thousands	2014	2013
Deferred Tax Assets Related to
Pensions	$ 64,711	$ 24,185
Other postretirement benefits	33,046	35,752
Asset retirement obligations and environmental remediation accruals	37,904	41,725
Deferred compensation, vacation pay and incentives	121,900	108,147
Interest rate swaps	14,083	17,371
Self-insurance reserves	15,766	18,338
Inventory	9,982	8,866
Federal net operating loss carryforwards	2,439	65,420
State net operating loss carryforwards	59,315	53,946
Valuation allowance on state net operating loss carryforwards	(56,867)	(46,280)
Foreign tax credit carryforwards	7,822	22,410
Alternative minimum tax credit carryforwards	32,390	16,489
Charitable contribution carryforwards	6,930	10,814
Other	18,807	16,054
Total deferred tax assets	$ 368,228	$ 393,237
Deferred Tax Liabilities Related to
Fixed assets	$ 661,697	$ 725,162
Intangible assets	329,539	304,972
Other	28,403	23,755
Total deferred tax liabilities	$ 1,019,639	$ 1,053,889
Net deferred tax liability	$ 651,411	$ 660,652

The above amounts are reflected in the accompanying Consolidated Balance Sheets as of December 31 as follows:

in thousands	2014	2013
Deferred Income Taxes
Current assets	$ (39,726)	$ (40,423)
Noncurrent liabilities	691,137	701,075
Net deferred tax liability	$ 651,411	$ 660,652

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized.

As of December 31, 2014,  income tax receivables of $1,040,000 are included in accounts and notes receivable in the accompanying Consolidated Balance Sheet. These receivables relate to prior year state overpayments that we have requested to be refunded. There were similar receivables of $1,073,000 as of December 31, 2013.

Part II	83

Our liability for unrecognized tax benefits is discussed in our accounting policy for income taxes (see Note 1, caption Income Taxes). Changes in our liability for unrecognized tax benefits for the years ended December 31 are as follows:

in thousands	2014	2013	2012
Unrecognized tax benefits as of January 1	$ 12,155	$ 13,550	$ 13,488
Increases for tax positions related to
Prior years	229	28	0
Current year	528	845	1,356
Decreases for tax positions related to
Prior years	(53)	(86)	(43)
Settlements with taxing authorities	0	(136)	(1,456)
Expiration of applicable statute of limitations	(5,802)	(2,046)	205
Unrecognized tax benefits as of December 31	$ 7,057	$ 12,155	$ 13,550

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties recognized as income tax expense (benefit) were $(1,067,000) in 2014, $(788,000) in 2013 and $218,000 in 2012. The balance of accrued interest and penalties included in our liability for unrecognized tax benefits as of December 31 was $965,000 in 2014, $2,032,000 in 2013 and $2,820,000 in 2012.

Our liability for unrecognized tax benefits at December 31 in the table above include $6,282,000 in 2014, $7,910,000 in 2013 and $9,170,000 in 2012 that would affect the effective tax rate if recognized.

We are routinely examined by various taxing authorities. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in U.S. federal, various state and foreign jurisdictions. Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years prior to 2011.

As of December 31, 2014, we  have $56,339,000 of accumulated undistributed earnings from one of our foreign subsidiaries.  We consider these earnings to be indefinitely reinvested and, therefore, have not recorded deferred income taxes on these earnings. If we were to distribute these earnings in the form of dividends, the distribution would result in U.S. income taxes of $19,719,000.

Part II	84

NOTE 10: BENEFIT PLANS

PENSION PLANS

We sponsor three funded, noncontributory defined benefit pension plans. These plans cover substantially all employees hired prior to July 2007, other than those covered by union-administered plans. Normal retirement age is 65, but the plans contain provisions for earlier retirement. Benefits for the Salaried Plan and the Chemicals Hourly Plan are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan provides benefits equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. The projected benefit obligation presented in the table below includes $101,230,000 and $93,600,000, respectively, related to these unfunded, nonqualified pension plans for 2014 and 2013.

Effective July 2007, we amended our defined benefit pension plans to no longer accept new participants. In December 2013, we amended our defined benefit pension plans so that future service accruals for salaried pension participants ceased effective December 31, 2013. This change included a special transition provision which will allow covered compensation through December 31, 2015 to be considered in the participants’ benefit calculations. The amendment resulted in a curtailment and remeasurement of the salaried and nonqualified pension plans in May 2013 that reduced our 2013 pension expense by approximately $7,600,000 (net of the one-time curtailment loss) of which $800,000 was related to discontinued operations.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2014	2013
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 911,700	$ 991,338
Service cost	4,157	21,904
Interest cost	44,392	40,995
Plan amendment [1]	0	(39,443)
Actuarial (gain) loss	167,041	(61,548)
Benefits paid	(44,068)	(41,546)
Projected benefit obligation at end of year	$ 1,083,222	$ 911,700
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 756,624	$ 683,091
Actual return on plan assets	98,928	110,224
Employer contribution	5,488	4,855
Benefits paid	(44,068)	(41,546)
Fair value of assets at end of year	$ 816,972	$ 756,624
Funded status	(266,250)	(155,076)
Net amount recognized	$ (266,250)	$ (155,076)
Amounts Recognized in the Consolidated
Balance Sheets
Noncurrent assets	$ 0	$ 3,056
Current liabilities	(13,719)	(11,398)
Noncurrent liabilities	(252,531)	(146,734)
Net amount recognized	$ (266,250)	$ (155,076)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$ 249,867	$ 142,173
Prior service credit	(356)	(168)
Total amount recognized	$ 249,511	$ 142,005

[1]	The 2013 amendment eliminated future accruals for salaried pension participants effective December 31, 2013.

Part II	85

The accumulated benefit obligation (ABO) and the projected benefit obligation (PBO) exceeded plan assets for all of our defined benefit plans at December 31, 2014 and all plans except the Chemicals Hourly Plan at December 31, 2013. At December 31, 2013, assets in the Chemicals Hourly Plan of $91,803,000 exceeded its ABO by $3,919,000 and its PBO by $3,056,000. The ABO for all of our defined benefit pension plans totaled $1,061,816,000 (unfunded, nonqualified plans of $95,154,000) at December 31, 2014 and $891,394,000 (unfunded, nonqualified plans of $89,289,000) at December 31, 2013.

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

dollars in thousands	2014	2013	2012
Components of Net Periodic Pension
Benefit Cost
Service cost	$ 4,157	$ 21,904	$ 22,349
Interest cost	44,392	40,995	43,194
Expected return on plan assets	(50,802)	(47,425)	(48,780)
Curtailment loss	0	855	0
Amortization of prior service cost	188	339	274
Amortization of actuarial loss	11,221	20,429	19,526
Net periodic pension benefit cost	$ 9,156	$ 37,097	$ 36,563
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial loss (gain)	$ 118,915	$ (163,205)	$ 63,981
Prior service cost (credit)	0	(583)	1,286
Reclassification of actuarial loss to net
periodic pension benefit cost	(11,221)	(20,429)	(19,526)
Reclassification of prior service cost to net
periodic pension benefit cost	(188)	(1,194)	(274)
Amount recognized in other comprehensive
income	$ 107,506	$ (185,411)	$ 45,467
Amount recognized in net periodic pension
benefit cost and other comprehensive
income	$ 116,662	$ (148,314)	$ 82,030
Assumptions
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate	4.91%	4.33%	4.96%
Expected return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase
(for salary-related plans)	3.50%	3.50%	3.50%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	4.14%	4.91%	4.19%
Rate of compensation increase
(for salary-related plans)	3.70%	3.50%	3.50%

Part II	86

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost during 2015 are $20,762,000 and $47,000, respectively.

Assumptions regarding our expected return on plan assets are based primarily on judgments made by us and the Finance Committee of our Board. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors. We base our expected return on long-term investment expectations. The expected return on plan assets used to determine 2014 pension benefit cost was 7.50%.

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

Our current strategy for implementing this policy is to invest in publicly traded equities and in publicly traded debt and private, nonliquid opportunities, such as venture capital, commodities, buyout funds and mezzanine debt. The target allocation ranges for plan assets are as follows: equity securities — 50% to 77%; debt securities — 15% to 27%; specialty investments — 0% to 20%; commodities — 0% to 6%; and cash reserves — 0% to 5%. Equity securities include domestic investments and foreign equities in the Europe, Australia and Far East (EAFE) and International Finance Corporation (IFC) Emerging Market Indices. Debt securities primarily include domestic debt instruments, while specialty investments include investments in venture capital, buyout funds, mezzanine debt, private partnerships and an interest in a commodity index fund.

The fair values of our pension plan assets at December 31, 2014 and 2013 by asset category are as follows:

Fair Value Measurements at December 31, 2014

in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total
Asset Category
Debt securities	$ 0	$ 164,695	$ 0	$ 164,695
Investment funds
Commodity funds	0	19,480	0	19,480
Equity funds	457	506,912	0	507,369
Short-term funds	0	15,495	0	15,495
Venture capital and partnerships	0	0	109,933	109,933
Total pension plan assets	$ 457	$ 706,582	$ 109,933	$ 816,972

[1]	See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

Fair Value Measurements at December 31, 2013

in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total
Asset Category
Debt securities	$ 0	$ 137,034	$ 0	$ 137,034
Investment funds
Commodity funds	0	23,773	0	23,773
Equity funds	602	490,355	0	490,957
Short-term funds	0	16,378	0	16,378
Venture capital and partnerships	0	0	88,482	88,482
Total pension plan assets	$ 602	$ 667,540	$ 88,482	$ 756,624

[1]	See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

Part II	87

At each measurement date, we estimate the fair value of our pension assets using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our pension assets. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of our pension assets. The following describes the types of investments included in each asset category listed in the tables above and the valuation techniques we used to determine the fair values as of December 31, 2014 and 2013.

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

A reconciliation of the fair value measurements of our pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2014 is presented below:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

Venture
Capital and
in thousands	Partnerships
Balance at December 31, 2012	$ 98,011
Total gains (losses) for the period	10,581
Purchases, sales and settlements, net	(20,110)
Transfers in (out) of Level 3	0
Balance at December 31, 2013	$ 88,482
Total gains (losses) for the period [1]	34,071
Purchases, sales and settlements, net	(12,940)
Transfers in (out) of Level 3	320
Balance at December 31, 2014	$ 109,933

[1]	The total gains for the period include $29,329 thousand in unrealized gains related to assets still held at December 31, 2014.

Part II	88

Total employer contributions for the pension plans are presented below:

in thousands	Pension
Employer Contributions
2012	$ 4,509
2013	4,855
2014	5,488
2015 (estimated)	13,718

During 2014, 2013 and 2012, we  made no contributions to our qualified pension plans. We do not anticipate making contributions to our qualified pension plans in 2015. For our nonqualified pension plans, we made benefit payments of $5,488,000,  $4,855,000 and $4,509,000  during 2014, 2013 and 2012, respectively, and expect to make payments of $13,718,000 during 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Pension
Estimated Future Benefit Payments
2015	$ 55,322
2016	51,749
2017	52,231
2018	56,112
2019	57,522
2020-2024	303,803

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
▪

if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

None of the multiemployer pension plans that we participate in are individually significant. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in the three years ended December 31, 2014, 2013 and 2012. Total contributions to multiemployer pension plans were $8,503,000 in 2014, $7,580,000 in 2013 and $7,227,000 in 2012.

As of December 31, 2014, a total of 15% of our domestic hourly labor force was covered by collective bargaining agreements. Of such employees covered by collective bargaining agreements, 12% were covered by agreements that expire in 2015. We also employed 272 union employees in Mexico who are covered by a collective bargaining agreement that will expire in 2015.  None of our union employees in Mexico participate in multiemployer pension plans.

In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2014 and 2013. The accrued costs for the supplemental retirement plan were $1,421,000 at December 31, 2014 and $1,328,000 at December 31, 2013.

Part II	89

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

The March 2014 sale of our cement and concrete businesses in the Florida area (see Note 19) significantly reduced total expected future service of our postretirement plans resulting in a reduction in the projected benefit obligation of $2,639,000 and a one-time curtailment gain of $3,832,000. This gain was reflected within gain on sale of property, plant & equipment, net in our accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2014.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2014	2013
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 92,888	$ 113,500
Service cost	2,146	2,830
Interest cost	3,297	3,260
Liability reduction from curtailment	(2,639)	0
Actuarial gain	(2,617)	(20,444)
Benefits paid	(7,739)	(6,258)
Projected benefit obligation at end of year	$ 85,336	$ 92,888
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 0	$ 0
Actual return on plan assets	0	0
Fair value of assets at end of year	$ 0	$ 0
Funded status	$ (85,336)	$ (92,888)
Net amount recognized	$ (85,336)	$ (92,888)
Amounts Recognized in the Consolidated
Balance Sheets
Current liabilities	$ (8,964)	$ (9,431)
Noncurrent liabilities	(76,372)	(83,457)
Net amount recognized	$ (85,336)	$ (92,888)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$ 10,921	$ 16,405
Prior service credit	(28,160)	(36,319)
Total amount recognized	$ (17,239)	$ (19,914)

Part II	90

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in thousands	2014	2013	2012
Components of Net Periodic Postretirement
Benefit Cost
Service cost	$ 2,146	$ 2,830	$ 4,409
Interest cost	3,297	3,260	5,851
Curtailment gain	(3,832)	0	0
Amortization of prior service credit	(4,327)	(4,863)	(1,372)
Amortization of actuarial loss	227	1,372	1,346
Net periodic postretirement benefit cost (credit)	$ (2,489)	$ 2,599	$ 10,234
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial (gain) loss	$ (5,256)	$ (20,444)	$ 13,562
Prior service credit	0	0	(38,414)
Reclassification of actuarial loss to net
periodic postretirement benefit cost	(227)	(1,372)	(1,346)
Reclassification of prior service credit to net
periodic postretirement benefit cost	8,159	4,863	1,372
Amount recognized in other comprehensive
income	$ 2,676	$ (16,953)	$ (24,826)
Amount recognized in net periodic
postretirement benefit cost and other
comprehensive income	$ 187	$ (14,354)	$ (14,592)
Assumptions
Assumed Healthcare Cost Trend Rates
at December 31
Healthcare cost trend rate assumed
for next year	7.50%	7.50%	8.00%
Rate to which the cost trend rate gradually
declines	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is
assumed to maintain	2025	2019	2019
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate	4.10%	3.30%	4.60%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	3.50%	4.10%	3.30%

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost (credit) during 2015 are $258,000 and $(4,232,000), respectively.

Total employer contributions for the postretirement plans are presented below:

in thousands	Postretirement
Employer Contributions
2012	$ 6,834
2013	6,258
2014	7,739
2015 (estimated)	8,964

Part II	91

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Postretirement
Estimated Future Benefit Payments
2015	$ 8,964
2016	8,750
2017	8,462
2018	8,472
2019	8,213
2020–2024	34,592

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in thousands	Postretirement
Participants Contributions
2012	$ 1,901
2013	2,022
2014	1,873

PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS

Each year we review our assumptions about the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.

In selecting the discount rate, we consider fixed-income security yields, specifically high-quality bonds. We also analyze the duration of plan liabilities and the yields for corresponding high-quality bonds. At December 31, 2014, the discount rates for our various plans ranged from 3.50% to 4.30% (December 31, 2013 ranged from 3.80% to 5.15%).

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2014, the expected return on plan assets remained at 7.50%.

In projecting the rate of compensation increase, we consider past experience and future expectations. At December 31, 2014, our projected weighted-average rate of compensation increase was 3.70%, up from 3.50% at December 31, 2013.

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecasts of future healthcare cost trends. At December 31, 2014, our assumed rate of increase in the per capita cost of covered healthcare benefits remained at 7.50% for 2015, decreasing each year until reaching 5.0% in 2025 and remaining level thereafter. Increases in the per capita cost after 2015 are not expected to increase our obligations related to postretirement medical benefits as a result of the 2012 plan amendment to cap medical coverage cost at the 2015 level.

DEFINED CONTRIBUTION PLANS

We sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Expense recognized in connection with these plans totaled $29,215,000 in 2014, $21,416,000 in 2013 and $18,460,000 in 2012.

Part II	92

NOTE 11: INCENTIVE PLANS

SHARE-BASED COMPENSATION PLANS

Our 2006 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and non-employee directors. The maximum number of shares that may be issued under the Plan is 11,900,000.

PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of the number of units awarded on the date of grant.  Payment is based upon our Total Shareholder Return (TSR) performance relative to the TSR performance of the S&P 500®. Awards vest on December 31 of the fourth year after date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to these awards amounted to $16,863,000 in 2014, $16,159,000 in 2013 and $12,151,000 in 2012.

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2014:

	Target	Weighted-average
	Number	Grant Date
	of Shares	Fair Value
Performance Shares
Nonvested at January 1, 2014	1,120,196	$ 46.03
Granted	288,930	63.42
Vested	(348,021)	39.35
Canceled/forfeited	(41,689)	48.27
Nonvested at December 31, 2014	1,019,416	$ 53.16

During 2013 and 2012, the weighted-average grant date fair value of performance shares granted was $53.65 and $46.22, respectively.

The aggregate values for distributed performance share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed performance shares for the years ended December 31 are as follows:

in thousands	2014	2013	2012
Aggregate value of distributed
performance shares	$ 0	$ 9,286	$ 493

In addition to the performance shares granted in 2013 as noted above, we granted 60,000 restricted shares in December 2013 to certain key executives. These shares cliff vest on the fourth anniversary of the grant date and have a grant date fair value of $54.35.

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

Part II	93

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

	2014	2013	2012	[1]
SOSARs
Fair value	$ 21.94	$ 16.96	N/A
Risk-free interest rate	2.40%	1.40%	N/A
Dividend yield	1.64%	1.72%	N/A
Volatility	33.00%	33.00%	N/A
Expected term	8.00 years	8.00 years	N/A

[1]	No SOSARs were granted in 2012.

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

A summary of our stock option/SOSAR activity as of December 31, 2014 and changes during the year are presented below:

			Weighted-average
			Remaining	Aggregate
	Number	Weighted-average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Life (Years)	(in thousands)
Stock Options/SOSARs
Outstanding at January 1, 2014	5,198,746	$ 58.59
Granted	230,150	66.00
Exercised	(616,539)	52.72
Forfeited or expired	(26,052)	67.53
Outstanding at December 31, 2014	4,786,305	$ 59.65	3.70	$ 54,151
Vested and expected to vest	4,772,529	$ 59.65	3.68	$ 54,083
Exercisable at December 31, 2014	4,311,179	$ 59.76	3.19	$ 50,422

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options/SOSARs) that would have been received by the option holders had all options/SOSARs been exercised on December 31, 2014. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options/SOSARs exercised for the years ended December 31 are as follows:

in thousands	2014	2013	2012
Aggregate intrinsic value of options/
SOSARs exercised	$ 7,372	$ 4,563	$ 5,674

Part II	94

To the extent the tax deductions exceed compensation cost recorded, the tax benefit is reflected as a component of equity in our Consolidated Balance Sheets. The following table presents cash and stock consideration received and tax benefit realized from stock option/SOSAR exercises and compensation cost recorded referable to stock options/SOSARs for the years ended December 31:

in thousands	2014	2013	2012
Stock Options/SOSARs
Cash and stock consideration received
from exercises	$ 23,199	$ 17,156	$ 15,787
Tax benefit from exercises	2,844	1,770	2,202
Compensation cost	4,650	3,936	2,966

CASH-BASED COMPENSATION PLANS

We have incentive plans under which cash awards may be made annually to officers and key employees. Expense provisions referable to these plans amounted to $27,442,000 in 2014, $19,540,000 in 2013 and $16,118,000 in 2012.

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have commitments in the form of unconditional purchase obligations as of December 31, 2014. These include commitments for the purchase of property, plant & equipment of $34,401,000 and commitments for noncapital purchases of $38,119,000. These commitments are due as follows:

Unconditional
Purchase
in thousands	Obligations
Property, Plant & Equipment
2015	$ 34,401
Thereafter	0
Total	$ 34,401
Noncapital (primarily transportation and electricity contracts)
2015	$ 23,348
2016–2017	4,891
2018–2019	3,880
Thereafter	6,000
Total	$ 38,119

Expenditures under noncapital purchase commitments totaled $65,582,000 in 2014, $83,699,000 in 2013 and $83,599,000 in 2012.

We have commitments in the form of minimum royalties under mineral leases as of December 31, 2014 in the amount of $190,124,000, due as follows:

Mineral
in thousands	Leases
Minimum Royalties
2015	$ 19,274
2016–2017	26,954
2018–2019	19,050
Thereafter	124,846
Total	$ 190,124

Expenditures for royalties under mineral leases totaled $49,685,000 in 2014, $53,768,000 in 2013 and $46,007,000 in 2012. Refer to Note 7 for future minimum nonmineral operating lease payments.

Part II	95

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 1 under the caption Deferred Revenue. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $500,000,000 line of credit, and reduce the borrowing capacity thereunder. We pay a fee for all standby letters of credit equal to the margin (ranges from 1.50% to 2.25%) applicable to LIBOR based borrowings under the line of credit, plus 0.175%.  Our standby letters of credit as of December 31, 2014 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 33,199
Industrial revenue bond	14,230
Reclamation/restoration requirements	6,121
Total	$ 53,550

As described in Note 9, our liability for unrecognized tax benefits is $7,057,000 as of December 31, 2014.

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

Part II	96

LOWER PASSAIC RIVER MATTER

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the Passaic River (River). On April 11, 2014, the EPA issued a proposed Focused Feasibility Study (FFS) that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is approximately $950 million to $1.73 billion. The period for public comment on the proposed FFS is closed.  The RI/FS should be completed in 2015, and it is anticipated that the EPA will issue its final record of decision sometime in 2015.

At this time, we cannot reasonably estimate our ultimate liability related to this matter. Furthermore, the AOC does not obligate us to fund or perform the remedial action contemplated by either the RI/FS or the FFS. Vulcan formerly owned a chemicals operation near River Mile 0.1, which was sold in 1974. The Company has found no evidence that its former chemicals operation contributed any of the primary contaminants of concern to the River. Neither the ultimate remedial approach and associated costs (or range of costs), nor the parties who will participate in funding the remediation and their respective allocations, have been determined.

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

Part II	97

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

In 2014 and 2012, we issued 715,004 and 60,855 shares, respectively, of common stock in connection with business acquisitions as described in Note 19.

We occasionally sell shares of common stock to the trustee of our 401(k) retirement plan to satisfy the plan participants' elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were as follows:

▪	2014 — issued 485,306 shares for cash proceeds of $30,620,000
▪	2013 — issued 71,208 shares for cash proceeds of $3,821,000
▪	2012 — issued no shares

During 2012, we reclassified the $10,764,000 stock election portion of our directors deferred compensation obligation from liability (current and noncurrent) to equity (capital in excess of par). The participants’ elections are irrevocable and the stock component must be settled in shares of our common stock.

There were no shares held in treasury as of December 31, 2014, 2013 and 2012 and no shares purchased during any of these three years. As of December 31, 2014,  3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

NOTE 14: OTHER COMPREHENSIVE INCOME

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, at December 31, are as follows:

in thousands	2014	2013	2012
AOCI
Cash flow hedges	$ (20,322)	$ (25,178)	$ (28,170)
Pension and postretirement plans	(141,392)	(74,453)	(197,347)
Total	$ (161,714)	$ (99,631)	$ (225,517)

Part II	98

Changes in AOCI, net of tax, for the three years ended December 31, 2014 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2011	$ (31,986)	$ (184,858)	$ (216,844)
Other comprehensive income (loss)
before reclassifications	0	(24,454)	(24,454)
Amounts reclassified from AOCI	3,816	11,965	15,781
Net current year OCI changes	3,816	(12,489)	(8,673)
Balance as of December 31, 2012	$ (28,170)	$ (197,347)	$ (225,517)
Other comprehensive income (loss)
before reclassifications	0	111,883	111,883
Amounts reclassified from AOCI	2,992	11,011	14,003
Net current year OCI changes	2,992	122,894	125,886
Balance as of December 31, 2013	$ (25,178)	$ (74,453)	$ (99,631)
Other comprehensive income (loss)
before reclassifications	0	(69,051)	(69,051)
Amounts reclassified from AOCI	4,856	2,112	6,968
Net current year OCI changes	4,856	(66,939)	(62,083)
Balance as of December 31, 2014	$ (20,322)	$ (141,392)	$ (161,714)

Amounts reclassified from AOCI to earnings, are as follows:

in thousands	2014	2013	2012
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 7,988	$ 5,077	$ 6,314
Benefit from income taxes	(3,132)	(2,085)	(2,498)
Total	$ 4,856	$ 2,992	$ 3,816
Amortization of Pension and Postretirement Plan
Actuarial Loss and Prior Service Cost [1]
Cost of revenues	$ 2,789	$ 14,516	$ 15,665
Selling, administrative and general expenses	688	3,616	4,109
Benefit from income taxes	(1,365)	(7,121)	(7,809)
Total	$ 2,112	$ 11,011	$ 11,965
Total reclassifications from AOCI to earnings	$ 6,968	$ 14,003	$ 15,781

[1]	See Note 10 for a breakdown of the 2014 and 2013 reclassifications among the curtailment gain, curtailment loss and amortization of actuarial loss and prior service cost.

Part II	99

NOTE 15: SEGMENT REPORTING

We have four operating (and reporting)  segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium (formerly Cement).

The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services (transportation and other). During 2014, the Aggregates segment principally served markets in twenty states, Washington D.C. and Mexico with a full line of aggregates, and five additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic revenues were $14,699,000 in 2014, $12,339,000 in 2013 and $14,733,000 in 2012.

The Asphalt Mix segment produces and sells asphalt mix in four states primarily in our southwestern and western markets.

The Concrete segment produces and sells ready-mixed concrete in six states, Washington D.C. and the Bahamas.  Subsequently, in January 2015 we swapped our ready-mixed concrete operations in California for asphalt mix operations, primarily in Arizona. In March 2014, we sold our concrete business in the Florida area (see Note 19) which in addition to ready-mixed concrete, included concrete block, precast concrete, as well as building materials purchased for resale.

The Calcium segment currently consists of a Florida facility that mines, produces and sells calcium products. Prior to the sale of our cement business in March 2014 (see Note 19), we produced and sold Portland and masonry cement in both bulk and bags from our Florida cement plant and imported and exported cement, clinker and slag and either resold, ground, blended, bagged or reprocessed those materials from other Florida facilities.

Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. Our Asphalt Mix and Concrete segments are primarily supplied with their aggregates requirements from our Aggregates segment. These intersegment sales are made at local market prices for the particular grade and quality of product utilized in the production of asphalt mix and ready-mixed concrete. Customers for our Asphalt Mix and Concrete segments are generally served locally at our production facilities or by truck. Because asphalt mix and ready-mixed concrete harden rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing facility.

The vast majority of our activities are domestic. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $139,427,000 in 2014, $140,504,000 in 2013 and $138,415,000 in 2012.  Equity method investments of $22,924,000 in 2014, $22,962,000 in 2013 and $22,965,000 in 2012 are included below in the identifiable assets for the Aggregates segment.

Part II	100

SEGMENT FINANCIAL DISCLOSURE

in millions	2014	2013	2012
Total Revenues
Aggregates [1]	$ 2,346.4	$ 2,025.0	$ 1,863.9
Asphalt Mix	445.6	407.7	398.4
Concrete [2]	375.8	471.7	406.4
Calcium [3]	25.0	99.0	85.8
Segment sales	$ 3,192.8	$ 3,003.4	$ 2,754.5
Aggregates intersegment sales	(189.4)	(185.4)	(148.2)
Calcium intersegment sales	(9.2)	(47.3)	(39.0)
Total revenues	$ 2,994.2	$ 2,770.7	$ 2,567.3
Gross Profit
Aggregates	$ 544.1	$ 413.3	$ 352.1
Asphalt Mix	38.1	32.7	22.9
Concrete [2]	2.2	(24.8)	(38.2)
Calcium [3]	3.2	5.7	(2.8)
Total	$ 587.6	$ 426.9	$ 334.0
Depreciation, Depletion, Accretion and Amortization (DDA&A)
Aggregates	$ 227.0	$ 224.8	$ 240.7
Asphalt Mix	10.7	8.7	8.7
Concrete [2]	19.9	33.0	41.3
Calcium [3]	1.6	18.1	18.1
Other	20.3	22.5	23.2
Total	$ 279.5	$ 307.1	$ 332.0
Capital Expenditures
Aggregates	$ 180.0	$ 253.0	$ 77.0
Asphalt Mix	20.8	17.1	7.2
Concrete [2]	19.5	13.1	9.2
Calcium [3]	0.2	0.2	1.2
Corporate	2.6	1.2	1.2
Total	$ 223.1	$ 284.6	$ 95.8
Identifiable Assets [4]
Aggregates	$ 7,311.3	$ 7,006.7	$ 6,717.3
Asphalt Mix	264.2	195.0	218.9
Concrete [2]	227.0	370.1	412.3
Calcium [3]	5.8	413.3	398.1
Total identifiable assets	7,808.3	7,985.1	7,746.6
General corporate assets	112.3	80.3	104.5
Cash items	141.3	193.7	275.5
Total assets	$ 8,061.9	$ 8,259.1	$ 8,126.6

[1]	Includes product sales, as well a freight, delivery and transportation revenues, and other revenues related to services.
[2]	On March 7, 2014, we sold our concrete business in the Florida area (see Note 19).
[3]	Includes cement and calcium products. On March 7, 2014, we sold our cement business (see Note 19).
[4]

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Part II	101

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in thousands	2014	2013	2012
Cash Payments
Interest (exclusive of amount capitalized)	$ 241,841	$ 196,794	$ 207,745
Income taxes	79,862	30,938	20,374
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property,
plant & equipment	$ 17,120	$ 18,864	$ 9,627
Amounts referable to business acquisitions
Liabilities assumed	26,622	232	0
Fair value of noncash assets and liabilities exchanged	2,414	0	0
Fair value of equity consideration	45,185	0	0

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the years ended December 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

in thousands	2014	2013	2012
ARO Operating Costs
Accretion	$ 11,601	$ 10,685	$ 7,956
Depreciation	4,462	3,527	5,599
Total	$ 16,063	$ 14,212	$ 13,555

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs for the years ended December 31 are as follows:

in thousands	2014	2013
Asset Retirement Obligations
Balance at beginning of year	$ 228,234	$ 150,072
Liabilities incurred	9,130	69,111
Liabilities settled	(26,547)	(16,203)
Accretion expense	11,601	10,685
Revisions up, net	4,147	14,569
Balance at end of year	$ 226,565	$ 228,234

The ARO liabilities incurred during 2014 relate primarily to the 2014 acquisitions (see Note 19).

Part II	102

The increase in liabilities settled during 2014 and the ARO liabilities incurred during 2013 relate primarily to reclamation activities required under a development agreement and a conditional use permit at an aggregates facility on owned property in Southern California. Upward revisions to our ARO liability during 2013 are largely attributable to an adjacent aggregates facility on owned property. The reclamation requirements at this property will result in the restoration and development of mined property suitable for commercial and retail development. The estimated cost to fill and compact the property increased and the estimated settlement date decreased resulting in an upward revision to the ARO.

NOTE 18: GOODWILL AND INTANGIBLE ASSETS

Acquired identifiable intangible assets are classified into three categories: (1) goodwill, (2) intangible assets with finite lives subject to amortization and (3) intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually. For additional information regarding our policies on impairment reviews, see Note 1 under the captions “Goodwill and Goodwill Impairment,” and “Impairment of Long-lived Assets excluding Goodwill.”

GOODWILL

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the years ended December 31, 2014, 2013 and 2012.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium (formerly Cement). Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2014, 2013 and 2012 are summarized below:

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium [1]	Total
Goodwill
Total as of December 31, 2011	$ 2,995,083	$ 91,633	$ 0	$ 0	$ 3,086,716
Total as of December 31, 2012	$ 2,995,083	$ 91,633	$ 0	$ 0	$ 3,086,716
Goodwill of divested businesses [2]	(5,195)	0	0	0	(5,195)
Total as of December 31, 2013	$ 2,989,888	$ 91,633	$ 0	$ 0	$ 3,081,521
Goodwill of acquired businesses [2]	13,303	0	0	0	13,303
Total as of December 31, 2014	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824

[1]	The goodwill for the Calcium (formerly Cement) segment of $252,664 thousand was fully impaired in 2008.
[2]	Refer to Note 19 for additional details.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Part II	103

INTANGIBLE ASSETS

Intangible assets acquired in business combinations are stated at their fair value determined as of the date of acquisition. Costs incurred to renew or extend the life of existing intangible assets are capitalized. These capitalized renewal/extension costs were immaterial for the years presented. Intangible assets consist of contractual rights in place (primarily permitting and zoning rights), noncompetition agreements, favorable lease agreements, customer relationships and trade names and trademarks. Intangible assets acquired individually or otherwise obtained outside a business combination consist primarily of permitting, permitting compliance and zoning rights and are stated at their historical cost less accumulated amortization.

See Note 19 for the details of the intangible assets acquired in business acquisitions during 2014, 2013 and 2012.  Amortization of finite-lived intangible assets is computed based on the estimated life of the intangible assets. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-production method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no charges for impairment of intangible assets in the years ended December 31, 2014,  2013 and 2012.

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 are summarized below:

in thousands	2014	2013
Gross Carrying Amount
Contractual rights in place [1]	$ 812,373	$ 737,619
Noncompetition agreements	2,550	1,200
Favorable lease agreements	16,677	16,677
Customer relationships [2]	3,555	14,393
Trade names and trademarks [2]	0	5,006
Other	512	2,014
Total gross carrying amount	$ 835,667	$ 776,909
Accumulated Amortization
Contractual rights in place [1]	$ (72,289)	$ (65,461)
Noncompetition agreements	(119)	(925)
Favorable lease agreements	(3,489)	(3,053)
Customer relationships [2]	(1,459)	(7,275)
Trade names and trademarks [2]	0	(2,587)
Other	(68)	(30)
Total accumulated amortization	$ (77,424)	$ (79,331)
Total Intangible Assets Subject to Amortization, net	$ 758,243	$ 697,578
Intangible Assets with Indefinite Lives	0	0
Total Intangible Assets, net	$ 758,243	$ 697,578
Amortization Expense for the Year	$ 10,966	$ 11,732

[1]	Includes costs to obtain permitting, permitting compliance and zoning rights – both in a business combination or outside a business combination.
[2]	All trade names and trademarks and a majority of our customer relationship intangibles were associated with our Florida cement and concrete businesses which were sold in 2014 (see Note 19).

Estimated amortization expense for the five years subsequent to December 31, 2014 is as follows:

in thousands
Estimated Amortization Expense for Five Subsequent Years
2015	$ 15,881
2016	15,992
2017	15,001
2018	15,876
2019	16,619

Part II	104

NOTE 19: ACQUISITIONS AND DIVESTITURES

2014 ACQUISITIONS,  DIVESTITURES AND PENDING DIVESTITURES

During 2014, we completed several acquisitions for total consideration of $331,836,000. Assets acquired include:

▪	two portable asphalt plants and an aggregates facility in southern California
▪	five aggregates facilities and associated downstream assets in Arizona and New Mexico
▪	two aggregates facilities in Delaware, serving northern Virginia and Washington, D.C.
▪	four aggregates facilities in the San Francisco Bay Area
▪	a rail-connected aggregates operation and two distribution yards that serve the greater Dallas/Fort Worth market
▪	a permitted aggregates quarry in Alabama

The 2014 acquisitions listed above are reported in our consolidated financial statements as of their respective acquisition dates. The amounts of total revenues, net earnings and acquisition related costs for these acquisitions (collectively) are included in our Consolidated Statements of Comprehensive Income for year ended December 31, 2014 as follows:

in thousands	2014
Actual Results
Total revenues	$ 44,918
Net earnings	591
Acquisition Related Costs
Selling, administrative and general expenses	$ 1,491

None of the 2014 acquisitions listed above are material to our results of operations or financial position either individually or collectively. The fair value of consideration transferred for these acquisitions and the preliminary amounts of assets acquired and liabilities assumed (based on their estimated fair values at their acquisition dates), are summarized below:

in thousands, except per share data	2014
Fair Value of Purchase Consideration
Cash	$ 284,237
Exchanges of real property and businesses	2,414
Vulcan Materials Company, common stock (715,004 shares)	45,185
Total fair value of purchase consideration	$ 331,836
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 9,406
Inventories	13,229
Other current assets	203
Property, plant & equipment, net	194,031
Other intangible assets
Contractual rights in place	126,036
Noncompetition agreement	2,250
Deferred income taxes, net	(14,058)
Liabilities assumed	(12,564)
Net identifiable assets acquired	$ 318,533
Goodwill	$ 13,303

Part II	105

Estimated fair values of assets acquired and liabilities assumed are preliminary pending appraisals of contractual rights in place and property, plant & equipment.

The contractual rights in place noted above will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 40 years and all but $36,921,000 will be deductible for income tax purposes over 15 years. The goodwill noted above (none of which will be deductible for income tax purposes) represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired.

In 2014, we sold:

▪

March 2014 — our cement and concrete businesses in the Florida area for net pretax cash proceeds of $721,359,000 resulting in a pretax gain of $227,910,000. We retained all of our Florida aggregates operations, our former Cement segment’s calcium operation in Brooksville, Florida and real estate associated with certain former ready-mixed concrete facilities. Under a separate supply agreement, we will continue to provide aggregates to the divested concrete facilities, at market prices, for a period of 20 years. As a result of the continuing cash flows (generated via the supply agreement and the retained operation and assets), the disposition is not reported as discontinued operations

▪	March 2014 — a previously mined and subsequently reclaimed tract of land in Maryland (Aggregates segment) for net pretax cash proceeds of $10,727,000 resulting in a pretax gain of $168,000
▪	January 2014 — unimproved land in Tennessee previously containing a sales yard (Aggregates segment) for net pretax cash proceeds of $5,820,000 resulting in a pretax gain of $5,790,000

The structure of these 2014 transactions — along with the 2013 reserve acquisition in southern California (noted below) — enabled us to defer income taxes on approximately $144,200,000 in ordinary and capital gains.

The pending divestiture of 12 ready-mixed concrete facilities in California is presented in the accompanying Consolidated Balance Sheet as of December 31, 2014 as assets held for sale and liabilities of assets held for sale. This transaction closed in January 2015 resulting in an immaterial gain. These ready-mixed concrete facilities (representing all of our California concrete operations) were swapped for 13 asphalt mix operations, primarily in Arizona. Likewise, the previously mined and subsequently reclaimed tract of land sold in the first quarter of 2014 (as noted above) is presented in the accompanying Consolidated Balance Sheet as of December 31, 2013 as assets held for sale. The major classes of assets and liabilities of assets classified as held for sale as of December 31 are as  follows:

in thousands	2014	2013
Held for Sale
Current assets	$ 1,773	$ 0
Property, plant & equipment, net	12,764	10,559
Other intangible assets, net	647	0
Total assets held for sale	$ 15,184	$ 10,559
Asset retirement obligations	$ 520	$ 0
Total liabilities of assets held for sale	$ 520	$ 0

Part II	106

2013 ACQUISITIONS AND DIVESTITURES

In 2013, we acquired:

▪

land containing 136 million tons of aggregates reserves at an existing quarry in southern California for $117,000,000. We previously operated this quarry under a lease which was scheduled to expire in 2017

▪

one aggregates production facility and four ready-mixed concrete facilities in Texas for $29,983,000. As a result, we recognized $5,425,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 50 years and will be deductible for income tax purposes over 15 years

▪

two aggregates production facilities in Georgia for $59,968,000. After finalizing the purchase price allocation, we recognized $3,620,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 20 years and will be deductible for income tax purposes over 15 years

In 2013, we sold:

▪	reclaimed land associated with a former site of a ready-mixed concrete facility in Virginia for net pretax cash proceeds of $11,261,000 resulting in a pretax gain of $9,027,000
▪

a percentage of the future production from aggregates reserves at certain owned quarries. The sale was structured as a volumetric production payment (VPP) for which we received gross cash proceeds of $154,000,000 and incurred transaction costs of $905,000. The net proceeds were recorded as deferred revenue and are amortized on a unit-of-sales basis to revenues over the term of the VPP. See Note 1, caption Deferred Revenue, for the key terms of the VPP

▪

four aggregates production facilities in Wisconsin for net pretax cash proceeds of $34,743,000 resulting in a pretax gain of $21,183,000. We allocated $4,521,000 of goodwill to these dispositions based on the relative fair values of the businesses disposed of and the portion of the reporting unit retained. Additionally, the dispositions of these facilities will likely result in a partial withdrawal from one of our multiemployer pension plans; therefore, we recognized a $4,000,000 liability related to this plan

▪

one aggregates production facility in Wisconsin and its related replacement reserve land for net pretax cash proceeds of $5,133,000 resulting in a pretax gain of $2,802,000. We allocated $674,000 of goodwill to this disposition based on the relative fair value of the business disposed of and the portion of the reporting unit retained

2012 DIVESTITURES

In 2012, we sold:

▪	two tracts of land totaling approximately 148 acres for net pretax cash proceeds of $57,690,000 resulting in a pretax gain of $41,155,000
▪	an aggregates production facility including approximately 197 acres of land for net pretax cash proceeds of $10,476,000 resulting in a pretax gain of $5,646,000
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

Part II	107

NOTE 20: UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2014 and 2013:

	2014
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Total revenues	$ 574,420	$ 791,143	$ 873,579	$ 755,027
Gross profit	34,092	174,788	209,042	169,660
Operating earnings [1]	194,669	103,246	140,331	99,892
Earnings from continuing operations [1]	54,505	46,511	67,781	38,349
Net earnings [1]	53,995	45,967	66,939	38,022
Basic earnings per share from continuing operations	$ 0.42	$ 0.35	$ 0.51	$ 0.29
Diluted earnings per share from continuing operations	$ 0.41	$ 0.35	$ 0.51	$ 0.29
Basic net earnings per share	$ 0.41	$ 0.35	$ 0.51	$ 0.29
Diluted net earnings per share	$ 0.41	$ 0.35	$ 0.50	$ 0.28

[1]	Includes a $227,910 thousand pretax gain on the sale of our cement and concrete businesses in the Florida area as described in Note 19, primarily recorded in the first quarter.

	2013
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Total revenues	$ 538,162	$ 738,733	$ 813,568	$ 680,246
Gross profit	17,655	132,895	158,983	117,347
Operating earnings (loss)	(50,058)	86,866	99,767	53,829
Earnings (loss) from continuing operations	(61,619)	30,128	42,150	10,097
Net earnings (loss)	(54,836)	28,772	41,363	9,083
Basic earnings (loss) per share from continuing operations	$ (0.47)	$ 0.23	$ 0.32	$ 0.08
Diluted earnings (loss) per share from continuing operations	$ (0.47)	$ 0.23	$ 0.32	$ 0.08
Basic net earnings (loss) per share	$ (0.42)	$ 0.22	$ 0.32	$ 0.07
Diluted net earnings (loss) per share	$ (0.42)	$ 0.22	$ 0.31	$ 0.07

Part II	108

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

As part of the divestiture of our cement and concrete businesses in the Florida area, we entered into a Transition Services Agreement with the buyer, whereby we agreed to continue to provide certain services for the divested facilities during 2014. All services were performed utilizing our existing systems and under our current control environment. The service agreement did not require significant changes to our current control environment beyond ensuring proper segregation of duties over processing of third-party transactions. Controls were established and implemented to facilitate proper handling of third-party data, including controls to protect against comingling of information and controls to prevent improper access to information. Procedures put in place to facilitate the Transition Services Agreement did not materially impact our controls over financial reporting during 2014.

On November 1, 2014, we completed our obligations under the Transition Services Agreement for the sold concrete facilities and the buyer began processing the transactions for the newly acquired concrete facilities in their systems. We provided information support for the buyer’s concrete operations through December 31, 2014. A new Transition Services Agreement was put in place for cement operations through March 31, 2015.

No other changes were made during the fourth quarter of 2014 to our internal controls over financial reporting or other factors that could materially affect these controls.

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

Under management's supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. Deloitte & Touche LLP's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

Part II	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the internal control over financial reporting of Vulcan Materials Company and its subsidiary companies (the "Company") as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

Birmingham, Alabama
February 26, 2015

Part II	110

ITEM 9B

OTHER INFORMATION

None.

Part II	111

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On or about March 27,  2015,  we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our "2015 Proxy Statement"). The information under the headings "Proposal 1 - Election of Directors," "Corporate Governance of our Company and Practices of our Board of Directors," and "General Information - Section 16(a) Beneficial Ownership Reporting Compliance" included in the 2015 Proxy Statement is incorporated herein by reference. See also the information set forth above in Part I, Item I "Business" of this report.

ITEM 11

EXECUTIVE COMPENSATION

The information under the headings "Compensation Discussion and Analysis," "Director Compensation," "Executive Compensation," “Corporate Governance of our Company and Practices of our Board of Directors,” and “Compensation Committee Report” included in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information under the headings "Security Ownership of Certain Beneficial Owners and Management," "Equity Compensation Plans" and "Payment Upon Termination and Change in Control" included in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings "Corporate Governance of our Company and Practices of our Board of Directors" included in our 2015 Proxy Statement is hereby incorporated by reference.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this section is incorporated by reference from the information under the heading entitled "Independent Registered Public Accounting Firm" in our 2015 Proxy Statement.

Part III	112

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

Part IV	113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

VULCAN MATERIALS COMPANY
J. Thomas Hill President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
J. Thomas Hill	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
John R. McPherson	Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)	February 26, 2015
______________________________________________ Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 26, 2015

The following directors:

Elaine L. Chao

Thomas A. Fanning

O. B. Grayson Hall, Jr.

Cynthia L. Hostetler

Donald M. James

Douglas J. McGregor

Richard T. O'Brien

James T. Prokopanko

Donald B. Rice

Lee J. Styslinger, III

Vincent J. Trosino

Kathleen Wilson-Thompson

Director Director Director Director Director Director Director Director Director Director Director Director

Michael R. Mills Attorney-in-Fact		February 26, 2015

Signatures	114

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

Amended and Restated Credit Agreement, dated as of March 25, 2014, among the Company and SunTrust Bank as Administrative Agent, and the Lenders and other parties named therein filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 31, 2014 [1],2

Exhibit 10(d)	Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(e)	Amendment No. 1 to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10.1 to its Current Report on Form 8-K on January 7, 2014 [1,2]
Exhibit 10(f)	Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]

E-1

Exhibit 10(g)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006 [1,2]
Exhibit 10(h)	Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix A to the Company's 2011 Proxy Statement on Schedule 14A filed March 31, 2011 [1,2]
Exhibit 10(i)

Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company dated February 9, 2012, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 9, 2012 [1,2]

Exhibit 10(j)	Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 [1,2]
Exhibit 10(k)	Restricted Stock Plan for Nonemployee Directors of the Company, as amended, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(l)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(m)	Form of Change of Control Employment Agreement (Double Trigger) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2008 [1,2]
Exhibit 10(n)

Change of Control and Noncompetition Agreement between the Company and John R. McPherson dated October 7, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011 [1,2]

Exhibit 10(o)	Waiver Agreement to Change of Control Employment Agreement of J. Thomas Hill dated December 20, 2013, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013 [1,2]
Exhibit 10(p)	Waiver Agreement to Change of Control Employment Agreement of Michael R. Mills dated December 20, 2013, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2013 [1,2]
Exhibit 10(q)

Waiver Agreement to Change of Control Employment Agreement of Danny R. Shepherd dated December 20, 2013, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2013 [1,2]

Exhibit 10(r)	Waiver Agreement to Change of Control Employment Agreement of Donald M. James dated April 29, 2013, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013 [1,2]
Exhibit 10(s)

Waiver Agreement to Change of Control Employment Agreement of Daniel F. Sansone dated December 20, 2013, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2013 [1,2]

Exhibit 10(t)

Terms of Employment and General Release dated July 11, 2014 between the Company and Daniel F. Sansone, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 5, 2014 [1,2]

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

Exhibit 10(cc)	Form of Employee Deferred Stock Unit Amended Agreement filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(dd)	2014 Compensation Decisions filed in the Company's Current Report on Amended Form 8-K filed on February 18, 2015 [1,2]
Exhibit 21	List of the Company's material subsidiaries as of December 31, 2014
Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Exhibit 24	Powers of Attorney
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
[1]	Incorporated by reference.
[2]	Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

E-3