Form 10-Q
period 2015-03-31
Vulcan Materials CO
filed 2015-05-06
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at March 31, 2015 132,660,492

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2015 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
	Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	42
	Item 1A.	Risk Factors	42
	Item 4.	Mine Safety Disclosures	42
	Item 6.	Exhibits	43
		Signatures	44

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	March 31	December 31	March 31
in thousands, except per share data	2015	2014	2014
Assets
Cash and cash equivalents	$ 392,657	$ 141,273	$ 268,773
Restricted cash	0	0	63,024
Accounts and notes receivable
Accounts and notes receivable, gross	375,196	378,947	353,601
Less: Allowance for doubtful accounts	(5,244)	(5,105)	(5,264)
Accounts and notes receivable, net	369,952	373,842	348,337
Inventories
Finished products	285,313	275,172	258,007
Raw materials	21,203	19,741	19,431
Products in process	1,189	1,250	875
Operating supplies and other	25,987	25,641	27,520
Inventories	333,692	321,804	305,833
Current deferred income taxes	39,881	39,726	39,591
Prepaid expenses	58,483	28,640	28,184
Assets held for sale	0	15,184	0
Total current assets	1,194,665	920,469	1,053,742
Investments and long-term receivables	41,613	41,650	42,137
Property, plant & equipment
Property, plant & equipment, cost	6,671,537	6,608,842	6,340,034
Reserve for depreciation, depletion & amortization	(3,587,444)	(3,537,212)	(3,446,744)
Property, plant & equipment, net	3,084,093	3,071,630	2,893,290
Goodwill	3,094,824	3,094,824	3,081,521
Other intangible assets, net	764,072	758,243	633,870
Other noncurrent assets	171,348	175,086	167,675
Total assets	$ 8,350,615	$ 8,061,902	$ 7,872,235
Liabilities
Current maturities of long-term debt	365,441	150,137	171
Trade payables and accruals	157,829	145,148	150,628
Other current liabilities	180,066	156,073	190,069
Liabilities of assets held for sale	0	520	0
Total current liabilities	703,336	451,878	340,868
Long-term debt	1,912,455	1,855,447	2,006,782
Noncurrent deferred income taxes	682,849	691,137	693,234
Deferred revenue	212,987	213,968	218,946
Other noncurrent liabilities	678,821	672,773	581,286
Total liabilities	$ 4,190,448	$ 3,885,203	$ 3,841,116
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Issued 132,660, 131,907 and 130,802 shares, respectively	132,660	131,907	130,802
Capital in excess of par value	2,765,391	2,734,661	2,651,949
Retained earnings	1,418,901	1,471,845	1,343,294
Accumulated other comprehensive loss	(156,785)	(161,714)	(94,926)
Total equity	4,160,167	4,176,699	4,031,119
Total liabilities and equity	$ 8,350,615	$ 8,061,902	$ 7,872,235
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited		March 31
in thousands, except per share data	2015	2014
Total revenues	$ 631,293	$ 574,420
Cost of revenues	553,428	540,328
Gross profit	77,865	34,092
Selling, administrative and general expenses	66,763	66,119
Gain on sale of property, plant & equipment
and businesses, net	6,375	236,364
Restructuring charges	(2,818)	0
Other operating expense, net	(3,900)	(9,668)
Operating earnings	10,759	194,669
Other nonoperating income, net	979	2,825
Interest expense, net	62,480	120,089
Earnings (loss) from continuing operations
before income taxes	(50,742)	77,405
Provision for (benefit from) income taxes	(14,075)	22,900
Earnings (loss) from continuing operations	(36,667)	54,505
Loss on discontinued operations, net of tax	(3,011)	(510)
Net earnings (loss)	$ (39,678)	$ 53,995
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	2,248	2,985
Adjustment for funded status of benefit plans	0	2,942
Amortization of actuarial loss and prior service
cost for benefit plans	2,681	(1,222)
Other comprehensive income	4,929	4,705
Comprehensive income (loss)	$ (34,749)	$ 58,700
Basic earnings (loss) per share
Continuing operations	$ (0.28)	$ 0.42
Discontinued operations	(0.02)	(0.01)
Net earnings (loss)	$ (0.30)	$ 0.41
Diluted earnings (loss) per share
Continuing operations	$ (0.28)	$ 0.41
Discontinued operations	(0.02)	0.00
Net earnings (loss)	$ (0.30)	$ 0.41
Weighted-average common shares outstanding
Basic	132,659	130,810
Assuming dilution	132,659	132,314
Cash dividends per share of common stock	$ 0.10	$ 0.05
Depreciation, depletion, accretion and amortization	$ 66,723	$ 69,378
Effective tax rate from continuing operations	27.7%	29.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited		March 31
in thousands	2015	2014
Operating Activities
Net earnings (loss)	$ (39,678)	$ 53,995
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	66,723	69,378
Net gain on sale of property, plant & equipment and businesses	(6,375)	(236,364)
Contributions to pension plans	(1,447)	(1,355)
Share-based compensation	4,700	4,319
Excess tax benefits from share-based compensation	(7,575)	(2,997)
Deferred tax provision (benefit)	(11,592)	(7,648)
Cost of debt purchase	21,734	72,949
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	4,575	40,127
Other, net	(11,911)	2,624
Net cash provided by (used for) operating activities	$ 19,154	$ (4,972)
Investing Activities
Purchases of property, plant & equipment	(49,611)	(46,006)
Proceeds from sale of property, plant & equipment	2,354	17,785
Proceeds from sale of businesses, net of transaction costs	0	720,056
Increase in restricted cash	0	(63,024)
Other, net	(334)	0
Net cash provided by (used for) investing activities	$ (47,591)	$ 628,811
Financing Activities
Payment of current maturities, long-term debt and line of credit	(145,918)	(579,676)
Proceeds from issuance of long-term debt	400,000	0
Proceeds from issuance of common stock	0	22,808
Dividends paid	(13,253)	(6,531)
Proceeds from exercise of stock options	31,416	11,599
Excess tax benefits from share-based compensation	7,575	2,997
Other, net	1	(1)
Net cash provided by (used for) financing activities	$ 279,821	$ (548,804)
Net increase in cash and cash equivalents	251,384	75,035
Cash and cash equivalents at beginning of year	141,273	193,738
Cash and cash equivalents at end of period	$ 392,657	$ 268,773
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the statements.

notes to condensed consolidated financial statements

Note 1: summary of significant accounting policies

NATURE OF OPERATIONS

Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation's largest producer of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete.

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

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

RESTRUCTURING CHARGES

In 2014, we announced changes to our executive management team, and a new divisional organization structure that was effective January 1, 2015. During the three months ended March 31, 2015, we incurred $2,818,000 of costs related to these initiatives. Future related charges for these initiatives are estimated to be less than $3,000,000.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in thousands	2015	2014
Weighted-average common shares
outstanding	132,659	130,810
Dilutive effect of
Stock options/SOSARs	0	693
Other stock compensation plans	0	811
Weighted-average common shares
outstanding, assuming dilution	132,659	132,314

All dilutive common stock equivalents are reflected in our earnings per share calculations.  Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: three months ended March 31, 2015 — 1,711,000 shares.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended
	March 31
in thousands	2015	2014
Antidilutive common stock equivalents	675	2,373

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

	Three Months Ended
	March 31
in thousands	2015	2014
Discontinued Operations
Pretax loss	$ (4,981)	$ (842)
Income tax benefit	1,970	332
Loss on discontinued operations,
net of income taxes	$ (3,011)	$ (510)

The losses from discontinued operations noted above were due primarily to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

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

When expected pretax book earnings for the full year are at or near breakeven, the EAETR can distort the income tax provision for an interim period due to the size and nature of our permanent differences. In these circumstances, we calculate the interim income tax provision using the year-to-date effective tax rate. This method results in an income tax provision based solely on the year-to-date pretax book earnings as adjusted for permanent differences on a pro rata basis. In the first quarters of 2015 and 2014, income taxes were calculated based on the EAETR.

We recorded an income tax benefit from continuing operations of $14,075,000 in the first quarter of 2015 compared to an income tax provision from continuing operations of $22,900,000 in the first quarter of 2014. The change in our income tax provision resulted largely from applying the statutory rate to the decrease in our pretax book earnings.

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

Based on our first quarter 2015 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of the state net operating loss carryforwards for which a valuation allowance has been recorded. For 2015, we currently project a valuation allowance of $64,977,000 against our state net operating loss carryforwards,  an  increase of $8,110,000 from the prior year end. This change in the valuation allowance is reflected as a component of our income tax provision.

Of the $64,977,000 valuation allowance, $63,572,000 relates to our Alabama net operating loss carryforward. We are evaluating a tax planning strategy that may allow for utilization of some or all of our Alabama net operating loss carryforward. Should this strategy become prudent and feasible in the future, the amount of the valuation allowance against the Alabama net operating loss carryforward will be remeasured.

We recognize a tax benefit associated with a tax position when, in our judgment, it is more likely than not that the position will be sustained based upon the technical merits of the position. For a tax position that meets the more likely than not recognition threshold, we measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized. A liability is established for the unrecognized portion of any tax benefit. Our liability for unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.

A summary of our deferred tax assets is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 4: deferred revenue

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

▪	the purchaser's percentage of the maximum 143.2 million tons of future production is estimated to be 10.5% (approximately 15 million tons); the actual percentage may vary

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended
	March 31
in thousands	2015	2014
Deferred Revenue
Balance at beginning of year	$ 219,968	$ 224,743
Cash received and revenue deferred	0	187
Amortization of deferred revenue	(981)	(984)
Balance at end of period	$ 218,987	$ 223,946

Based on expected aggregates sales from the specified quarries, we anticipate recognizing an estimated $6,000,000 of deferred revenue (reflected in other current liabilities in our 2015 Condensed Consolidated Balance Sheet) during the 12-month period ending March 31, 2016.

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1
	March 31	December 31	March 31
in thousands	2015	2014	2014
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 14,549	$ 15,532	$ 14,257
Equities	12,634	11,248	15,502
Total	$ 27,183	$ 26,780	$ 29,759

Level 2
	March 31	December 31	March 31
in thousands	2015	2014	2014
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,336	$ 1,415	$ 1,274
Total	$ 1,336	$ 1,415	$ 1,274

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

Net trading gains of the Rabbi Trust investments were $807,000 and $2,395,000 for the three months ended March 31, 2015 and 2014, respectively. The portions of the net trading gains related to investments still held by the Rabbi Trusts at March 31, 2015 and 2014 were $646,000 and $1,995,000, respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term borrowings, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2015. Assets that were subject to fair value measurement on a nonrecurring basis in 2014 are summarized below:

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

Three Months Ended
	Location on	March 31
in thousands	Statement	2015	2014
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (3,721)	$ (4,934)

The loss reclassified from AOCI for the three months ended March 31, 2015 and 2014 includes the acceleration of a proportional amount of the deferred loss in the amount of $2,700,000 and $3,762,000, respectively, referable to the debt purchases as disclosed in Note 7.

For the 12-month period ending March 31, 2016, we estimate that $6,604,000 of the pretax loss in AOCI will be reclassified to earnings. This includes the acceleration of a proportional amount of the deferred loss in the amount of $4,503,000 referable to subsequent debt purchases as disclosed in Note 18.

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

	Three Months Ended
	March 31
in thousands	2015	2014
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 513	$ 9,194

The amortized deferred gain for the three months ended March 31, 2014 includes the acceleration of a proportional amount of the deferred gain in the amount of $8,032,000 referable to the debt purchase as disclosed in Note 7.

Note 7: Debt

Debt is summarized as follows:

	March 31	December 31	March 31
in thousands	2015	2014	2014
Long-term Debt
10.125% notes due 2015 [1,13]	$ 150,728	$ 150,973	$ 151,674
6.50% notes due 2016 [2,11]	126,725	126,969	127,678
6.40% notes due 2017 [3,11]	218,592	218,589	218,578
7.00% notes due 2018 [4]	272,580	399,816	399,783
10.375% notes due 2018 [5]	249,080	249,030	248,888
7.50% notes due 2021 [6]	600,000	600,000	600,000
8.85% notes due 2021 [7,11]	6,000	6,000	6,000
Industrial revenue bond due 2022 [8,11]	14,000	14,000	14,000
4.50% notes due 2025 [9]	400,000	0	0
7.15% notes due 2037 [10]	239,573	239,570	239,564
Other notes [12]	618	637	788
Total long-term debt including current maturities	$ 2,277,896	$ 2,005,584	$ 2,006,953
Less current maturities [13]	365,441	150,137	171
Total long-term debt	$ 1,912,455	$ 1,855,447	$ 2,006,782
Estimated fair value of long-term debt	$ 2,160,255	$ 2,113,478	$ 2,313,964

1

Includes an increase for the unamortized deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: March 31, 2015 — $799 thousand, December 31, 2014 — $1,068 thousand and March 31, 2014 — $1,837 thousand. Additionally, includes decreases for unamortized discounts, as follows: March 31, 2015 — $71 thousand, December 31, 2014 — $95 thousand and March 31, 2014 — $163 thousand. The effective interest rate for these notes is 9.575%.

2

Includes an increase for the unamortized deferred gain realized upon the August 2011 settlement of interest rate swaps, as follows: March 31, 2015 — $1,724 thousand, December 31, 2014 — $1,968 thousand and March 31, 2014 — $2,677 thousand. The effective interest rate for these notes is 6.00%.

3

Includes decreases for unamortized discounts, as follows: March 31, 2015 — $41 thousand, December 31, 2014 — $44 thousand and March 31, 2014 — $55 thousand. The effective interest rate for these notes is 7.39%.

4

Includes decreases for unamortized discounts, as follows: March 31, 2015 — $117 thousand, December 31, 2014 — $184 thousand and March 31, 2014 — $217 thousand. The effective interest rate for these notes is 7.87%.

5

Includes decreases for unamortized discounts, as follows: March 31, 2015 — $920 thousand, December 31, 2014 — $970 thousand and March 31, 2014 — $1,112 thousand. The effective interest rate for these notes is 10.625%.

6	The effective interest rate for these notes is 7.75%.
7	The effective interest rate for these notes is 8.88%.
8	This variable-rate tax-exempt bond is backed by a letter of credit.
9	The effective interest rate for these notes is 4.65%.
10

Includes decreases for unamortized discounts, as follows: March 31, 2015 — $615 thousand, December 31, 2014 — $618 thousand and March 31, 2014 — $624 thousand. The effective interest rate for these notes is 8.05%.

11	As of March 31, 2015, we had initiated prepayment, or announced our intent to prepay; as such, this debt is classified as current maturities of long-term debt.
12	Non-publicly traded debt.
13	The 10.125% notes due 2015 are classified as long-term debt (not current maturities) as of March 31, 2015 due to our intent and ability to refinance these notes at maturity using our line of credit.

Our long-term debt is presented in the table above net of unamortized discounts from par and unamortized deferred gains realized upon settlement of interest rate swaps. Discounts and deferred gains are being amortized using the effective interest method over the respective terms of the notes.

The estimated fair value of debt presented in the table above was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimates for the publicly traded notes were based on Level 2 information (as defined in Note 5) as of the balance sheet dates.

Our debt, other than the line of credit, is unsecured. Essentially all such debt agreements contain customary investment-grade type covenants that primarily limit the amount of secured debt we may incur without ratably securing such debt. Such debt may be redeemed prior to maturity at the greater of par value and the make-whole value plus accrued and unpaid interest.

In March 2015, we issued $400,000,000  of  4.50% senior notes due 2025. Proceeds (net of underwriter fees and other transaction costs) of $395,207,000 were partially used to fund the March 30, 2015 purchase, via tender offer, of $127,303,000 principal amount of the 7.00% notes due 2018 (and the subsequent purchase of $185,000 in April 2015). The March 2015 debt purchase cost $145,899,000, including an $18,140,000 premium above the principal amount of the notes and transaction costs of $456,000. The premium primarily reflects the trading price of the notes relative to par prior to the tender offer commencement. Additionally, we recognized $3,138,000 of non-cash cost associated with the acceleration of a proportional amount of unamortized discounts, deferred financing costs and amounts accumulated in OCI. The combined charge of $21,734,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the three month period ended March 31, 2015.

The remaining net proceeds from the March 2015 debt issuance, together with cash on hand and borrowings under our line of credit, will fund:  (1) the April 9, 2015 redemption of our 6.40% notes due 2017, (2) the April 16, 2015 redemption of our 6.50% notes due 2016, (3) the expected redemption of our 8.85% notes due 2021  and (4) the expected prepayment of our industrial revenue bond due 2022. All debt as of March 31, 2015 which we intend to prepay, as described above, is classified in the accompanying Condensed Consolidated Balance Sheet as current maturities of long-term debt. See Note 18 for a discussion of our subsequent debt redemptions.

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

Our $500,000,000 line of credit is secured by accounts receivable and inventory, but will become unsecured upon the achievement of certain credit metrics and/or credit ratings. In May 2015, we expect to close on a new line of credit that will, among other things, increase the amount to $750,000,000 and extend the term from March 2019 to May 2020. The line of credit also contains affirmative, negative and financial covenants customary for a secured facility.

The negative covenants primarily limit our ability to: (1) incur secured debt, (2) make certain investments, (3) execute acquisitions and divestitures, and (4) make restricted payments, including dividends. Such limitations currently do not impact our ability to execute our strategic, operating, and financial plans, and become less restrictive when the line of credit becomes unsecured as described above.

The line of credit contains two financial covenants: (1) a maximum ratio of debt to EBITDA that declines over time to 3.5:1 and (2) a minimum ratio of EBITDA to net cash interest expense that increases over time to 3.0:1.

As of March 31, 2015, we were in compliance with all of our notes and line of credit covenants.

As of March 31, 2015, our line of credit available borrowing capacity was $446,528,000. Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to LIBOR plus a margin ranging from 1.50% to 2.25%, or an alternative rate derived from the lender’s prime rate, based on our ratio of debt to EBITDA. As of March 31, 2015, the applicable margin for LIBOR based borrowing was 1.50%.

Standby letters of credit issued under the line of credit reduce availability and are charged a fee equal to the margin for LIBOR based borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit. This commitment fee ranges from 0.25% to 0.40% based on our ratio of debt to EBITDA. As of March 31, 2015, the commitment fee was 0.25%. Once the line of credit becomes unsecured, both the LIBOR margin range for borrowings and the commitment fee range will decline.

Note 8: Commitments and Contingencies

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $500,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2015 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 33,111
Industrial revenue bond	14,230
Reclamation/restoration requirements	6,131
Total	$ 53,472

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

lower passaic river matter

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the “Cooperating Parties Group”) to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the Passaic River (River). On April 11, 2014, the EPA issued a proposed Focused Feasibility Study (FFS) that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is approximately $950 million to $1.73 billion. The period for public comment on the proposed FFS is closed and it is anticipated that the EPA will issue its final record of decision sometime in 2015. The Cooperating Parties Group RI/FS estimates the preferred remedial action presented therein to cost in the range of approximately $475 million to $725 million (including $93 million in operation and maintenance costs for a 30 year period).

The AOC does not obligate us to fund or perform the remedial action contemplated by either the RI/FS or the FFS. Vulcan formerly owned a chemicals operation near River Mile 0.1, which was sold in 1974. The Company has found no evidence that its former chemicals operation contributed any of the primary contaminants of concern to the River.

Neither the ultimate remedial approach, nor the parties who will participate in funding the remediation and their respective allocations, have been determined. However, we have recorded an immaterial loss for this matter in the first quarter of 2015 based on the cost estimate of the preferred RI/FS remedial action supported by the Cooperating Parties Group.

OTHER LITIGATION

▪

TEXAS BRINE MATTER — During the operation of its former Chemicals Division, Vulcan was the lessee to a salt lease from 1976 – 2005 in an underground salt dome formation in Assumption Parish, Louisiana. The Texas Brine Company (Texas Brine) operated this salt mine for the account of Vulcan. Vulcan sold its Chemicals Division in 2005 and assigned the lease to the purchaser, and Vulcan has had no association with the leased premises or Texas Brine since that time. In August 2012, a sinkhole developed near the salt dome and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were also filed in August 2012 in federal court in the Eastern District of Louisiana in New Orleans. Certain of the plaintiffs and Texas Brine settled the Federal Court class action for approximately $48.1 million. This settlement has been approved by the court, and the settlement process is now subject to the terms of the court’s order and settlement agreement. Vulcan is named as a released party in the settlement agreement along with the other released parties, including Texas Brine, and its insurers. Texas Brine and its insurers did not, however, release Vulcan from any alleged claims, including claims for contribution and indemnity.

There are numerous defendants to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine. Vulcan has since been added as a direct and third-party defendant by other parties, including a direct claim by the State of Louisiana. The damages alleged in the litigation range from individual plaintiffs’ claims for property damage, to the State of Louisiana’s claim for response costs, to claims for alleged physical damages to oil pipelines, to various alleged business interruption claims, and to claims for indemnity and contribution from Texas Brine. It is alleged that the sinkhole was caused, in whole or in part, by Vulcan’s negligent actions or failure to act. It is also alleged that Vulcan breached the salt lease, as well as an operating agreement with Texas Brine. Vulcan denies any liability in this matter and will vigorously defend the litigation. We cannot reasonably estimate any liability related to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three month periods ended March 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended
	March 31
in thousands	2015	2014
ARO Operating Costs
Accretion	$ 2,851	$ 2,940
Depreciation	1,433	997
Total	$ 4,284	$ 3,937

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in thousands	2015	2014
Asset Retirement Obligations
Balance at beginning of year	$ 226,565	$ 228,234
Liabilities incurred	1,820	0
Liabilities settled	(6,730)	(5,250)
Accretion expense	2,851	2,940
Revisions up (down), net	14,183	(93)
Balance at end of period	$ 238,689	$ 225,831

The 2015  upward revisions relate to revised cost estimates and  spending patterns for several quarries located primarily in California.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in thousands	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$ 1,213	$ 1,039
Interest cost	11,037	11,098
Expected return on plan assets	(13,684)	(12,701)
Amortization of prior service cost	12	47
Amortization of actuarial loss	5,454	2,805
Net periodic pension benefit cost	$ 4,032	$ 2,288
Pretax reclassification from AOCI included in
net periodic pension benefit cost	$ 5,466	$ 2,852

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

The March 2014 sale of our cement and concrete businesses in the Florida area (see Note 16) significantly reduced total expected future service of our postretirement plans resulting in a one-time curtailment gain of $3,832,000. This gain was reflected within gain on sale of property, plant & equipment, net in our accompanying Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014.

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in thousands	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$ 473	$ 536
Interest cost	617	824
Curtailment gain	0	(3,832)
Amortization of prior service credit	(1,058)	(1,082)
Amortization of actuarial (gain) loss	(4)	57
Net periodic postretirement benefit cost (credit)	$ 28	$ (3,497)
Pretax reclassification from AOCI included in
net periodic postretirement benefit credit	$ (1,062)	$ (4,857)

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

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2015	2014	2014
AOCI
Cash flow hedges	$ (18,074)	$ (20,322)	$ (22,193)
Pension and postretirement benefit plans	(138,711)	(141,392)	(72,733)
Total	$ (156,785)	$ (161,714)	$ (94,926)

Changes in AOCI, net of tax, for the three months ended March 31, 2015 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2014	$ (20,322)	$ (141,392)	$ (161,714)
Other comprehensive income
before reclassifications	0	0	0
Amounts reclassified from AOCI	2,248	2,681	4,929
Net current period OCI changes	2,248	2,681	4,929
Balance as of March 31, 2015	$ (18,074)	$ (138,711)	$ (156,785)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended
	March 31
in thousands	2015	2014
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 3,721	$ 4,934
Benefit from income taxes	(1,473)	(1,949)
Total	$ 2,248	$ 2,985
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 3,532	$ (1,587)
Selling, administrative and general expenses	872	(418)
(Benefit from) provision for income taxes	(1,723)	783
Total [1]	$ 2,681	$ (1,222)
Total reclassifications from AOCI to earnings	$ 4,929	$ 1,763

1	March 2014 includes a one-time curtailment gain (see Note 10) resulting from the sale of our cement and concrete businesses in the Florida area (see Note 16).

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

Under a program that was discontinued in the fourth quarter of 2014, we occasionally sold shares of common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	twelve months ended December 31, 2014 — issued 485,306 shares for cash proceeds of $30,620,000
▪	three months ended March 31, 2014 — issued 357,039 shares for cash proceeds of $22,808,000

Changes in total equity for the three months ended March 31, 2015 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2014	$ 4,176,699
Net loss	(39,678)
Common stock issued
Share-based compensation plans	19,194
Share-based compensation expense	4,700
Excess tax benefits from share-based compensation	7,575
Cash dividends on common stock ($0.10 per share)	(13,253)
Other comprehensive income	4,929
Other	1
Balance at March 31, 2015	$ 4,160,167

There were no shares held in treasury as of March 31, 2015, December 31, 2014 and March 31, 2014. As of March 31, 2015, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

Note 13: Segment Reporting

We have four operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Intersegment sales are made at local market prices for the particular grade and quality of product utilized in the production of ready-mixed concrete and asphalt mix. Management reviews earnings from the product line reporting segments principally at the gross profit level.

segment financial disclosure

	Three Months Ended
	March 31
in millions	2015	2014
Total Revenues
Aggregates [1]	$ 503.5	$ 428.7
Asphalt Mix [2]	103.1	84.2
Concrete [2,3]	59.8	96.0
Calcium [4]	1.8	18.2
Segment sales	668.2	627.1
Aggregates intersegment sales	(36.9)	(43.5)
Calcium intersegment sales	0.0	(9.2)
Total revenues	$ 631.3	$ 574.4
Gross Profit
Aggregates	$ 67.7	$ 38.5
Asphalt Mix [2]	8.8	4.7
Concrete [2,3]	0.8	(9.2)
Calcium [4]	0.6	0.1
Total	$ 77.9	$ 34.1
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 55.5	$ 54.6
Asphalt Mix [2]	3.9	2.4
Concrete [2,3]	2.7	6.0
Calcium [4]	0.2	1.1
Other	4.4	5.3
Total	$ 66.7	$ 69.4
Identifiable Assets [5]
Aggregates	$ 7,331.7	$ 7,004.2
Asphalt Mix [2]	324.5	225.4
Concrete [2,3]	173.3	240.4
Calcium [4]	5.7	14.6
Total identifiable assets	$ 7,835.2	$ 7,484.6
General corporate assets	122.7	118.8
Cash items	392.7	268.8
Total	$ 8,350.6	$ 7,872.2

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and other revenues related to services.
2	In January 2015, we exchanged our California ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona (see Note 16).
3

Includes ready-mixed concrete. In March 2014, we sold our concrete business in the Florida area (see Note 16) which in addition to ready-mixed concrete, included concrete block, precast concrete, as well as building materials purchased for resale.

4	Includes cement and calcium products. In March 2014, we sold our cement business (see Note 16).
5

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2015	2014
Cash Payments
Interest (exclusive of amount capitalized)	$ 21,869	$ 83,801
Income taxes	2,062	3,209
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 13,340	$ 16,035
Amounts referable to business acquisitions
Fair value of noncash assets and liabilities exchanged	20,000	0

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2015 and 2014.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium.  The changes in the carrying amount of goodwill by reportable segment from December 31, 2014 to March 31, 2015 as summarized below:

GOODWILL

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2014	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses	0	0	0	0	0
Goodwill of divested businesses	0	0	0	0	0
Total as of March 31, 2015	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

ACQUISITIONS

Through the three months ended March 31, 2015, we purchased the following for $20,000,000 of consideration (in the form of twelve California ready-mixed concrete operations valued at $20,000,000):

▪	thirteen asphalt mix plants, primarily in Arizona

As a result, we recognized $7,168,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings on a straight-line basis over 20 years and will be deductible for income tax purposes over 15 years. The purchase price allocation is preliminary pending appraisals of contractual rights in place and property, plant & equipment.

For the full year 2014, we purchased the following for total consideration of $331,836,000  ($284,237,000 cash;  $2,414,000 exchanges of real property and businesses; and $45,185,000 Vulcan Materials Company common stock (715,004 shares)):

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

DIVESTITURES AND PENDING DIVESTITURES

As noted above, in the first quarter of 2015, we exchanged twelve ready-mixed concrete operations in California (representing all of our California concrete operations) for thirteen asphalt mix plants (primarily in Arizona) resulting in a pretax gain of $5,886,000.

For the full year 2014, we sold:

▪

First quarter — our cement and concrete businesses in the Florida area for net pretax cash proceeds of $721,359,000 resulting in a pretax gain of $227,910,000. We retained all of our Florida aggregates operations, our former Cement segment’s calcium operation in Brooksville, Florida and real estate associated with certain former ready-mixed concrete facilities. Under a separate supply agreement, we will continue to provide aggregates to the divested concrete facilities, at market prices, for a period of 20 years. As a result of the continuing cash flows (generated via the supply agreement and the retained operation and assets), the disposition is not reported as discontinued operations

▪	First quarter — a previously mined and subsequently reclaimed tract of land in Maryland (Aggregates segment) for net pretax cash proceeds of $10,727,000 resulting in a pretax gain of $168,000
▪	First quarter — unimproved land in Tennessee previously containing a sales yard (Aggregates segment) for net pretax cash proceeds of $5,820,000 resulting in a pretax gain of $5,790,000

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

No assets met the criteria for held for sale at March 31, 2015. As of December 31, 2014, twelve ready-mixed concrete facilities in California are presented in the accompanying Condensed Consolidated Balance Sheets as assets held for sale and liabilities of assets held for sale. During the first quarter of 2015, we swapped these ready mixed concrete facilities for thirteen asphalt mix operations, primarily in Arizona (as noted above). No assets met the criteria for held for sale at March 31, 2014. For all periods presented, the major classes of assets and liabilities of assets classified as held for sale are as follows:

	March 31	December 31	March 31
in thousands	2015	2014	2014
Held for Sale
Current assets	$ 0	$ 1,773	$ 0
Property, plant & equipment, net	0	12,764	0
Other intangible assets, net	0	647	0
Total assets held for sale	$ 0	$ 15,184	$ 0
Asset retirement obligations	$ 0	$ 520	$ 0
Total liabilities of assets held for sale	$ 0	$ 520	$ 0

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

SHARE-BASED AWARDS  As of and for the interim period ended March 31, 2015, we adopted Accounting Standards Update (ASU) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” This ASU clarified the proper method of accounting for share-based awards when the terms of an award provide that a performance target could be achieved after the requisite service period. Under prior guidance, there was a lack of consistency in the measurement of the grant-date fair values of awards with these types of performance targets. Under ASU 2014-12, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value. Rather, an entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. Previously, we accounted for share-based awards with these types of performance targets in accordance with ASU 2014-12. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

DISCONTINUED OPERATIONS REPORTING  As of and for the interim period ended March 31, 2015, we adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changed the definition of and expanded the disclosure requirements for discontinued operations. Under the new definition, discontinued operations reporting is limited to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The expanded disclosures for discontinued operations are meant to provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. Additionally, this ASU requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

ACCOUNTING STANDARDS PENDING ADOPTION

DEBT ISSUANCE COST  In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under the new presentation, debt issuance costs will be presented in the balance sheet as a deduction from the related debt liability (rather than as a prepaid expense). The amortization of such costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015, and including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

CONSOLIDATION  In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends existing consolidation guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

GOING CONCERN  In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern (meet its obligations as they become due) within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, certain disclosures are required. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter. Early adoption is permitted. We will adopt this standard as of and for the annual period ending December 31, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Note 18:  subsequent events

In April 2015, we redeemed $343,819,000 principal amount of debt as follows: $125,001,000 of 6.50% notes due 2016, $218,633,000 of 6.40% notes due 2017 and an additional $185,000 of 7.00% notes due 2018 ($127,303,000 of these 2018 notes were purchased in March). These debt redemptions were funded by a portion of the net proceeds of the March issuance of $400,000,000 of 4.50% senior notes due 2025, cash on hand and borrowings under our line of credit. The April 2015 debt redemptions cost $384,990,000, including a $41,153,000 premium above the principal amount of the notes and transaction costs of $18,000.  The premium reflects the make-whole cost of redeeming the 2016 and 2017 notes prior to maturity and the trading price of the 2018 notes relative to par. Additionally, we recognized a non-cash cost of $4,132,000 associated with the acceleration of unamortized discounts, deferred gains, deferred financing costs and amounts accumulated in OCI. The combined charge of $45,303,000 will be presented in the Condensed Consolidated Statement of Comprehensive Income as a component of interest expense.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

Overview

Vulcan provides the basic materials for the infrastructure needed to expand the U.S. economy. We are the nation's largest producer of construction aggregates  (primarily crushed stone, sand and gravel) and a  major producer of asphalt mix and ready-mixed concrete.

Demand for our products is dependent on construction activity and correlates positively with changes in population growth, household formation and employment. The primary end uses include public construction, such as highways, bridges, airports, schools and prisons, as well as private nonresidential (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (e.g., single-family houses, duplexes, apartment buildings and condominiums). Customers for our products include heavy construction and paving contractors; commercial building contractors; concrete products manufacturers; residential building contractors; state, county and municipal governments; railroads and electric utilities.

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

There are practically no substitutes for quality aggregates. Because of barriers to entry created in many metropolitan markets by zoning and permitting regulation and because of high transportation costs relative to the value of the product, the location of reserves is a critical factor to our long-term success.

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and concrete, can be managed effectively in certain markets to generate acceptable financial returns. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our mid-Atlantic, Georgia,  southwestern and western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 78% of ready-mixed concrete by weight. In all of these downstream businesses, aggregates are primarily supplied from our own operations.

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

EXECUTIVE SUMMARY

Financial highlights for First Quarter 2015

Compared to first quarter 2014:

▪	Total revenues increased $56.9 million, or 10%, to $631.3 million
▪	Gross profit increased $43.8 million, or 128%, to $77.9 million
▪	Aggregates freight-adjusted revenues increased $55.7 million, or 17%, to $379.9 million
▪	Shipments increased 13%, or 3.9 million tons, to 33.5 million tons
▪	Same-store shipments increased 9%, or 2.7 million tons
▪	Average freight-adjusted sales price increased 4% despite negative product mix
▪	Segment gross profit increased $29.2 million, or 76%, to $67.7 million
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 52%
▪	Asphalt Mix, Concrete and Calcium segment gross profit improved $14.6 million collectively
▪	Selling, administrative and general expenses were in line with the prior year, at $66.8 million
▪	Loss from continuing operations was $36.7 million, or $0.28 per diluted share, compared to earnings of $54.5 million, or $0.41 per diluted share in the first quarter of 2014
▪	Discrete items in the first quarter of 2015 include:
▪	a pretax gain of $3.5 million (net of transaction related charges) for our swap of concrete assets for asphalt assets,
▪	a pretax charge of $2.8 million for restructuring, and
▪	a pretax charge for debt purchase of $21.7 million
▪	Discrete items in the first quarter of 2014 include:
▪	a pretax gain of $226.9 million (net of related charges) for the sale of real estate and businesses including our cement and concrete businesses in the Florida area, and
▪	a pretax charge for debt purchase of $72.9 million
▪	Adjusted for these items, loss from continuing operations was $0.16 per diluted share versus a loss of $0.28 per diluted share in the prior year’s first quarter
▪	Adjusted EBITDA was $76.8 million, an increase of $37.8 million, or 97%

Our first quarter results reflect strong earnings growth and improvement in our aggregates unit profitability. Although demand for our products remains well below normal levels, the gradual recovery in construction activity continues across most of our markets. As a result of improving market conditions and our continued focus on internal profit improvements, both pricing and margins continue to expand.

We were pleased with our first quarter results, despite challenging weather in several key markets. Underlying demand remains strong and we are seeing accelerating momentum in aggregates volumes and pricing throughout our markets. The growth rate in our trailing twelve month aggregates shipments has increased for seven consecutive quarters and, as expected, that momentum is beginning to benefit aggregates pricing. This momentum underscores our confidence in our full year expectations.

Our full year expectations for 2015 include Adjusted EBITDA of $775 to $825 million, driven by strong growth in Aggregates segment gross profit, earnings improvement in our non-aggregates businesses and continuing leverage of our selling, administrative and general expenses. Supporting these expectations for strong earnings growth is an 11% increase in aggregates shipments (8% same-store) and a 6% increase in pricing. During the first quarter, we realized cost savings from lower costs for diesel fuel. If diesel prices remain at current levels, our Adjusted EBITDA expectations would move towards the high end of our guidance.

During March and subsequently in April, we completed major components of the refinancing plan announced during our February 25, 2015 Investor Day. In March, we issued $400.0 million of 4.50% unsecured notes due in 2025, repurchased $127.3 million of 7.00% notes due 2018 and fully syndicated a $250.0 million increase in our revolving credit facility (we expect to close on a new facility in May 2015). Subsequently in April, we repurchased $343.8 million of debt due in 2016, 2017 and 2018. Therefore, through April, we have repurchased $471.1 million of debt that would otherwise have matured over the next five years. Furthermore, we will utilize the expanded capacity of our revolving credit facility to refinance the $150.0 million note due December 2015. The results of these actions include: total debt remaining at approximately $2.0 billion, enhanced financial flexibility, a better match of the debt portfolio duration to our asset base, and a lower weighted-average interest rate.

Refinancing expenses, including the acceleration of previously deferred financing costs associated with the completed and planned actions, are expected to be approximately $68.6 million, $21.7 million of which was incurred in the first quarter and was reported as part of interest expense. The remainder will be reported as part of interest expense in the second quarter. The timing of these actions resulted in a temporary $272.3 million year-to-date increase to total debt as of March 31, 2015. Subsequent to the April redemptions, total debt returned to approximately $2.0 billion.

In January 2015, we completed an exchange transaction in which we exited the ready-mixed concrete business in California and added thirteen asphalt plant locations,  primarily in Arizona. We will continue to supply aggregates to our former ready-mixed concrete plants in California. This transaction resulted in a gain of $5.9 million, partially offset by $2.4 million of transaction related charges.

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

	Three Months Ended
	March 31
dollars in millions	2015	2014
Gross profit	$ 77.9	$ 34.1
Total revenues	$ 631.3	$ 574.4
Gross profit margin	12.3%	5.9%

gross profit margin excluding freight and delivery revenues

	Three Months Ended
	March 31
dollars in millions	2015	2014
Gross profit	$ 77.9	$ 34.1
Total revenues	$ 631.3	$ 574.4
Freight and delivery revenues [1]	106.4	88.9
Total revenues excluding freight and delivery revenues	$ 524.9	$ 485.5
Gross profit margin excluding
freight and delivery revenues	14.8%	7.0%

1	Includes freight to remote distribution sites.

Aggregates segment gross profit as a percentage of freight-adjusted revenues is not a GAAP measure. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is more meaningful to our investors as it excludes freight, delivery and transportation revenues which are pass-through activities. It also excludes immaterial other revenues related to services, such as landfill tipping fees, that are derived from our aggregates business. Incremental gross profit as a percentage of freight-adjusted revenues represents the year-over-year change in gross profit divided by the year-over-year change in freight-adjusted revenues. Reconciliations of these metrics to their nearest GAAP measures are presented below:

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended
	March 31
dollars in millions	2015	2014
Aggregates segment
Gross profit	$ 67.7	$ 38.5
Segment sales	503.5	428.7
Gross profit margin	13.4%	9.0%
Incremental gross profit margin	39.0%

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended
	March 31
dollars in millions	2015	2014
Aggregates segment
Gross profit	$ 67.7	$ 38.5
Segment sales	$ 503.5	$ 428.7
Excluding
Freight, delivery and transportation revenues [1]	117.4	100.2
Other revenues	6.2	4.3
Freight-adjusted revenues	$ 379.9	$ 324.2
Gross profit as a percentage of
freight-adjusted revenues	17.8%	11.9%
Incremental gross profit as a percentage of
freight-adjusted revenues	52.4%

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

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

free cash flow

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Three Months Ended
	March 31
in millions	2015	2014
Net cash provided by (used for) operating activities	$ 19.2	$ (5.0)
Purchases of property, plant & equipment	(49.6)	(46.0)
Free cash flow	$ (30.4)	$ (51.0)

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

	Three Months Ended
	March 31
in millions, except per ton data	2015	2014
Aggregates segment
Gross profit	$ 67.7	$ 38.5
DDA&A	55.5	54.6
Aggregates segment cash gross profit	$ 123.2	$ 93.1
Unit shipments - tons	33.5	29.6
Aggregates segment cash gross profit per ton	$ 3.68	$ 3.14
Asphalt Mix segment
Gross profit	$ 8.8	$ 4.7
DDA&A	3.9	2.4
Asphalt Mix segment cash gross profit	$ 12.7	$ 7.1
Concrete segment
Gross profit	$ 0.8	$ (9.2)
DDA&A	2.7	6.0
Concrete segment cash gross profit	$ 3.5	$ (3.2)
Calcium segment
Gross profit	$ 0.6	$ 0.1
DDA&A	0.2	1.1
Calcium segment cash gross profit	$ 0.8	$ 1.2

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

	Three Months Ended
	March 31
in millions	2015	2014
Net earnings (loss)	$ (39.7)	$ 54.0
Provision for (benefit from) income taxes	(14.1)	22.9
Interest expense, net	62.5	120.1
Loss on discontinued operations, net of taxes	3.0	0.5
Depreciation, depletion, accretion and amortization	66.8	69.4
EBITDA	$ 78.5	$ 266.9
Gain on sale of real estate and businesses	$ (5.9)	$ (236.0)
Charges associated with acquisitions and divestitures	2.4	9.1
Amortization of deferred revenue	(1.0)	(1.0)
Restructuring charges	2.8	0.0
Adjusted EBITDA	$ 76.8	$ 39.0

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

Three Months Ended
March 31
in millions, except per share data	2015	2014
Total revenues	$ 631.3	$ 574.4
Cost of revenues	553.4	540.3
Gross profit	$ 77.9	$ 34.1
Selling, administrative and general expenses	$ 66.8	$ 66.1
Gain on sale of property, plant & equipment
and businesses, net	$ 6.4	$ 236.4
Operating earnings	$ 10.8	$ 194.7
Interest expense, net	$ 62.5	$ 120.1
Earnings (loss) from continuing operations
before income taxes	$ (50.7)	$ 77.4
Earnings (loss) from continuing operations	$ (36.7)	$ 54.5
Loss on discontinued operations,
net of taxes	(3.0)	(0.5)
Net earnings (loss)	$ (39.7)	$ 54.0
Basic earnings (loss) per share
Continuing operations	$ (0.28)	$ 0.42
Discontinued operations	(0.02)	(0.01)
Basic net earnings (loss) per share	$ (0.30)	$ 0.41
Diluted earnings (loss) per share
Continuing operations	$ (0.28)	$ 0.41
Discontinued operations	(0.02)	0.00
Diluted net earnings (loss) per share	$ (0.30)	$ 0.41
EBITDA	$ 78.5	$ 266.9
Adjusted EBITDA	$ 76.8	$ 39.0

ADJUSTED CONCRETE AND Calcium SEGMENT FINANCIAL DATA

Comparative financial data adjusted for both the January 2015 exchange of our California concrete business and the March 2014 sale of our concrete and cement businesses in the Florida area is summarized below:

Three Months Ended
March 31
in millions	2015	2014
Concrete Segment
Segment sales
As reported	$ 59.8	$ 96.0
Adjusted	$ 54.7	$ 48.2

Total revenues
As reported	$ 59.8	$ 96.0
Adjusted	$ 54.7	$ 48.2

Gross profit
As reported	$ 0.8	$ (9.2)
Adjusted	$ 1.6	$ (4.4)

DDA&A
As reported	$ 2.7	$ 6.0
Adjusted	$ 2.6	$ 3.9

Shipments - cubic yards
As reported	0.6	1.0
Adjusted	0.5	0.5
Calcium Segment
Segment sales
As reported	$ 1.8	$ 18.2
Adjusted	$ 1.8	$ 2.2

Total revenues
As reported	$ 1.8	$ 9.0
Adjusted	$ 1.8	$ 2.2

Gross profit
As reported	$ 0.6	$ 0.1
Adjusted	$ 0.6	$ 0.4

DDA&A
As reported	$ 0.2	$ 1.1
Adjusted	$ 0.2	$ 0.1

FIRST quarter 2015 Compared to FIRST Quarter 2014

Total revenues for the first quarter of 2015 were $631.3 million, up 10% from the first quarter of 2014. Shipments increased in aggregates (+13%) and asphalt mix (+23%) while they declined in ready-mixed concrete (-40%). The reduction in ready-mixed concrete shipments resulted from our exiting the concrete businesses in Florida and California; as noted on the previous page, same-store concrete shipments were flat. Lower diesel fuel costs resulted in approximately $13.8 million in pretax cost savings, with most of the benefit realized in the Aggregates segment.

Results for the first quarter of 2015 were a net loss of $39.7 million, or $0.30 per diluted share, compared to net earnings of $54.0 million, or $0.41 per diluted share, in the first quarter of 2014. Each period’s results were impacted by discrete items, as follows:

▪

The first quarter of 2015 results include a pretax gain of $3.5 million (net of $2.4 million of  transaction related charges) related to the exchange of twelve California ready-mixed concrete operations for thirteen asphalt mix plants (primarily in Arizona),  a $2.8 million charge for restructuring, and a pretax loss on debt purchase of $21.7 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

▪

The first quarter of 2014 results include a pretax gain of $226.9 million (net of $9.1 million of disposition related charges) related to the sale of real estate and businesses including our cement and concrete businesses in the Florida area, and a pretax loss on debt purchase of $72.9 million presented as a component of interest expense (see Note 7  to the condensed consolidated financial statements)

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2015 versus the first quarter of 2014 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2014	$ 77.4
Higher aggregates gross profit	29.2
Higher asphalt mix gross profit	4.1
Higher concrete gross profit	10.0
Higher calcium gross profit	0.5
Lower gain on sale of property, plant & equipment and businesses	(230.0)
Higher restructuring charges	(2.8)
Lower interest expense, net	57.6
All other	3.3
First quarter 2015	$ (50.7)

Aggregates freight-adjusted revenues were $379.9 million, up 17% from the prior year’s first quarter, supported by strong volume growth across most of our footprint. On a same-store basis, total aggregates shipments increased 9% from the prior year, despite unseasonably cold winter weather in certain key markets. Overall, first quarter aggregates shipments increased 13%, or 3.9 million tons, compared to the prior year.

Shipment momentum continued to improve across most of our footprint, driven by strengthening construction activity across all end-use markets. On a same-store basis, Arizona, Florida, Illinois, North Carolina, Texas and Virginia each saw shipment growth greater than 10%. Same-store aggregates shipments in California increased 8%.  In  contrast, Georgia aggregates shipments for the quarter declined 4% due to adverse weather conditions; our full year outlook for Georgia shipments remains unchanged. These shipment increases, coming despite weather limiting available construction days in several markets, reflect the growing strength of the recovery in aggregates demand in Vulcan-served markets. For the twelve months ended March 31, same-store shipments rose 11% over the prior year period. This quarter was the seventh consecutive quarter in which the rate of shipment growth, on a consecutive trailing twelve month basis, has increased. We should note, however, that overall demand for aggregates remains well below historic levels despite these recent gains.

Freight-adjusted average sales price for aggregates increased approximately 4%, or $0.40 per ton ($0.44 per ton on a same-store basis), versus the prior year’s first quarter, with most markets realizing accelerating price improvement. Product mix muted the impact of real price increases in some key markets, including Virginia, where large shipments of lower-priced fines product combined with weather-related shipment delays contributed to an approximately 5% decline in quarterly average selling prices over the prior year. In many markets, price increases announced April 1 have been well accepted. Given these and other indicators, we expect overall aggregates pricing to continue to rise throughout the year.

During the first quarter, same-store unit margins continued to expand faster than unit pricing. Aggregates segment gross profit per ton increased $0.81, or 62%, from the prior year. Cash gross profit per ton increased $0.57, or 18%, from the prior year. On a trailing twelve month basis, same-store unit gross profit increased 21%, while unit cash gross profit has increased 10% to $4.85 per ton – a new twelve month high despite cyclically low volumes. These results, which were aided in the first quarter by the year-on-year decline in diesel costs, also reflect our continued commitment to plant-level cost controls and operating disciplines.

Incremental gross profit margin leverage was strong in the first quarter – on a same-store basis we exceeded our goal of 60% over time. Lower costs for diesel fuel helped offset costs associated with the integration of acquisitions completed late last year. Compared to last year, our first quarter cost of revenues benefitted approximately $13.8 million from lower diesel fuel costs, with approximately $12.7 million of this benefit realized in the Aggregates segment.

Asphalt Mix segment gross profit was $8.8 million in the first quarter of 2015 versus $4.7 million in the prior year. This year-over-year improvement was due to improved margins and higher volumes. Same-store asphalt volumes increased 6% due to strong growth in Arizona and California.

Concrete segment gross profit improved $10.0 million from a loss of $9.2 million in the prior year. Last year’s first quarter results included our Florida concrete business that was sold in March 2014 as well as our California concrete business that was divested via an asset swap in January 2015. On a same-store basis, sales volumes were flat versus the prior year due to unusually cold weather in Virginia and Maryland. Pricing and unit profitability improved and as a result, same store gross profit increased $6.0 million (see chart two pages preceding).

Our cement business was also sold in March of last year. We retained our calcium products business that is now reported separately as a segment.  The Calcium segment reported first quarter gross profit of $0.6 million as compared to $0.4 million on a same-store basis in the first quarter of 2014 (see chart two pages preceding).

SAG expenses in the first quarter of 2015 were in line with the first quarter of 2014. We intend to further leverage SAG expenses to sales throughout the remainder of the year. We expect that full-year pension and post-retirement related costs, a portion of which flow through selling, administrative and general (SAG) expenses, will be approximately $9.6 million higher (or $5.8 million excluding a one-time curtailment gain of $3.8 million recognized in the first quarter of 2014) than the prior year primarily due to changes in assumptions used to value future obligations.

Gain on sale of property, plant & equipment and businesses was $6.4 million in the first quarter of 2015 compared to $236.4 million in the first quarter of 2014. The 2015 gain includes the first quarter exchange (we exited the ready-mixed concrete business in California and added thirteen asphalt plant locations, primarily in Arizona) which resulted in a pretax gain of $5.9 million. The 2014 gain includes the first quarter sale of our cement and concrete businesses in Florida to Cementos Argos which resulted in a pretax gain of $230.1 million. Additionally, the sale of two reclaimed production sites increased the 2014 pretax gain by $6.0 million.

Restructuring charges were $2.8 million in the first quarter of 2015 compared to none in the first quarter of 2014. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Net interest expense was $62.5 million in the first quarter of 2015 compared to $120.1 million in 2014.  The lower interest expense resulted primarily from the lower ($21.7 million first quarter of 2015 vs. $72.9 million first quarter of 2014) pretax loss on debt purchase. See Note 7 to the condensed consolidated financial statements for an explanation of these costs.

We recorded an income tax benefit from continuing operations of $14.1 million in the first quarter of 2015 compared to an income tax provision of $22.9 million in the first quarter of 2014.  In the first quarters of 2015 and 2014, income taxes were calculated based on the EAETR. The EAETR method for calculating income taxes is discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision resulted largely from applying the statutory rate to the decrease in our pretax book earnings.

Results from continuing operations were a loss of $0.28 per diluted share compared to earnings of $0.41 per diluted share in the first quarter of 2014.

Discontinued Operations — First quarter pretax loss from discontinued operations was $5.0 million in 2015 and $0.8 million in 2014. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a bank line of credit and access to the capital markets. Additional sources of liquidity include the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these liquidity and financial resources are sufficient to fund our future business requirements, including:

▪	cash contractual obligations
▪	capital expenditures
▪	debt service obligations
▪	potential share repurchases
▪	potential future acquisitions
▪	dividend payments

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

Cash

Included in our March 31, 2015 cash and cash equivalents balance of $392.7 million is $56.6 million of cash held at one of our foreign subsidiaries. A majority of this $56.6 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is currently limited to our foreign operations.

cash from operating activities

	Three Months Ended
	March 31
in millions	2015	2014
Net earnings (loss)	$ (39.7)	$ 54.0
Depreciation, depletion, accretion and amortization (DDA&A)	66.7	69.4
Net earnings before noncash deductions for DDA&A	$ 27.0	$ 123.4
Net gain on sale of property, plant & equipment and businesses	(6.4)	(236.4)
Cost of debt purchase	21.7	72.9
Other operating cash flows, net	(23.1)	35.1
Net cash provided by (used for) operating activities	$ 19.2	$ (5.0)

As noted in the table above, net earnings before noncash deduction for DDA&A decreased $96.4 million during the first quarter of 2015 to $27.0 million. Included in net earnings for the first quarter of 2014 is a pretax gain of $230.1 million (see Note 16 to the condensed consolidated financial statements) from the sale of our cement and concrete businesses in the Florida area. Cash received associated with gain on sale of property, plant & equipment and businesses is presented as a component of investing activities. In the first quarter of 2015, we purchased $127.3 million principal amount of outstanding debt through a tender offer and incurred charges of $21.7 million. In the first quarter of 2014, we purchased $506.4 million principal amount of outstanding debt through a tender offer and incurred charges of $72.9 million (see Note 7 to the condensed consolidated financial statements). Cash paid for the debt purchases is presented as a component of financing activities.

cash flows from investing activities

Net cash used for investing activities was $47.6 million during the three months ended March 31, 2015, a $676.4 million decrease compared to the same period of 2014. This decrease resulted from a $735.5 million decrease in proceeds from the sale of property, plant & equipment and businesses. During the first three months of 2014, we sold: a previously mined and subsequently reclaimed tract of land for $10.7 million, land previously containing a sales yard for $5.8 million, and our cement and concrete businesses in the Florida area for $720.1 million. Conversely, $63.0 million of the cash proceeds from this prior year sale of property was placed into an escrow account (restricted cash) that was available for the acquisition of replacement property under like-kind exchange agreements.

cash flows from financing activities

Net cash provided by financing activities of $279.8 million increased $828.6 million in the first three months of 2015 compared with the same period of 2014. This increase in cash provided by financing activities is attributable to the issuance of $400.0 million of long-term debt in the first quarter of 2015 and a  $433.8 million decrease in debt related payments. In the first quarter of 2015 we purchased $127.3 million principal amount of outstanding debt through a tender offer. Conversely, in the first quarter of 2014 we purchased $506.4 million principal amount of outstanding debt through a tender offer. Total tender offer costs (including premiums and transaction costs) were $145.9 million and $579.7 million in 2015 and 2014, respectively.

debt

Certain debt measures are outlined below:

	March 31	December 31	March 31
dollars in millions	2015	2014	2014
Debt
Current maturities of long-term debt	$ 365.4	$ 150.1	$ 0.2
Long-term debt	1,912.5	1,855.5	2,006.8
Total debt	$ 2,277.9	$ 2,005.6	$ 2,007.0
Capital
Total debt	$ 2,277.9	$ 2,005.6	$ 2,007.0
Equity	4,160.2	4,176.7	4,031.1
Total capital	$ 6,438.1	$ 6,182.3	$ 6,038.1
Total Debt as a Percentage of Total Capital	35.4%	32.4%	33.2%
Weighted-average Effective Interest Rates
Bank line of credit [1]	1.50%	1.50%	2.25%
Long-term debt	7.51%	8.10%	8.10%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	99.4%	99.3%	99.3%
Floating-rate debt	0.6%	0.7%	0.7%

1	Reflects the margin above LIBOR paid for LIBOR-based borrowings; we also pay fees for unused borrowing capacity and standby letters of credit.

Our debt, other than the line of credit, is unsecured. Essentially all such debt agreements contain customary investment-grade type covenants that primarily limit the amount of secured debt we may incur without ratably securing such debt.  Such debt may be redeemed prior to maturity at the greater of par value and the make-whole value plus accrued and unpaid interest.

In March 2015, we issued $400.0 million of 4.50% senior notes due 2025. The net proceeds, after underwriter fees and other transaction expenses, of $395.2 million were partially used to fund the March 30, 2015 purchase, via tender offer, of $127.3 million principal amount of the 7.00% notes due 2018 (and the subsequent purchase of $0.2 million in April 2015). The March 2015 debt purchase cost $145.9 million, including an $18.1 million premium above the principal amount of the notes and transaction costs of $0.5 million. The premium primarily reflects the trading price  of the notes relative to par prior to the tender offer commencement. Additionally, we recognized $3.1 million of non-cash cost associated with the acceleration of a proportional amount of unamortized discounts, deferred financing costs and amounts accumulated in OCI.

The combined charge of $21.7 million is presented as a component of interest expense for the three month period ended March 31, 2015.

The remaining net proceeds from the March 2015 debt issuance, together with cash on hand and borrowings under our line of credit, will be used to fund:  (1) the April 9, 2015 redemption of our 6.40% notes due 2017 ($218.6 million), (2) the April 16, 2015 redemption of our 6.50% notes due 2016 ($125.0 million), (3) the expected redemption of our 8.85% notes due 2021 ($6.0 million) and (4) the expected prepayment of our industrial revenue bond due 2022 ($14.0 million). All debt as of March 31, 2015 which we intend to prepay, as described above, is classified as current maturities of long-term debt. See Note 18 to the condensed consolidated financial statements for a discussion of our subsequent debt redemptions.

In the first quarter of 2014, we purchased $506.4 million principal amount of outstanding debt through a tender offer as described in Note 7 to the condensed consolidated financial statements. This debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area.

The  $365.4 million of current maturities of long-term debt as of March 31, 2015 includes all debt which we intend to pay within twelve months, as described above, and is due as follows:

Current
in millions	Maturities
Second quarter 2015	$ 365.3
Third quarter 2015	0.0
Fourth quarter 2015	0.1
First quarter 2016	0.0

We expect to retire the second quarter current maturities as described in Note 18 to the condensed consolidated financial statements.

Our $500.0 million line of credit is secured by accounts receivable and inventory, but will become unsecured upon the achievement of certain credit metrics and/or credit ratings. The line of credit contains customary affirmative, negative and financial covenants for a secured facility.

The negative covenants primarily limit our ability to: (1) incur secured debt, (2) make investments, (3) execute acquisitions and divestitures, and (4) make restricted payments, including dividends. Such limitations currently do not impact our ability to execute our strategic, operating, and financial plans, and become less restrictive when the line of credit becomes unsecured as described above.

The line of credit contains two financial covenants: (1) a maximum ratio of debt to EBITDA that declines over time to 3.5:1 and (2) a minimum ratio of EBITDA to net cash interest expense that increases over time to 3.0:1.

As of March 31, 2015, we were in compliance with all of our notes and line of credit covenants.

As of March 31, 2015, our available borrowing capacity under the line of credit was $446.5 million. Utilization of the borrowing capacity was as follows:

▪	none was drawn
▪	$53.5 million was used to provide support for outstanding standby letters of credit

Borrowings under the line of credit bear interest at a rate determined at the time of borrowing equal to the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.25%, or an alternative rate derived from the lender’s prime rate, based on our ratio of debt to EBITDA.  Standby letters of credit issued under the line of credit reduce availability and are charged a fee equal to the margin for LIBOR based borrowing plus 0.175%. As of March 31, 2015, the applicable margin was  1.50%. We also pay a commitment fee on the daily average unused amount of the line of credit. This commitment fee ranges from 0.25% to 0.40% based on our ratio of debt to EBITDA. Once the line of credit becomes unsecured, both the LIBOR margin range for borrowings and the commitment fee range will decline.

In May 2015, we expect to close on a new five year $750.0 million line of credit with our existing lender group. The line of credit, based on current discussions, is expected to be unsecured and contain affirmative, negative and financial covenants customary for an unsecured facility. The negative covenants will primarily limit our ability to incur secured debt and make foreign investments.

The new line of credit will contain two financial covenants: (1) a maximum ratio of debt to EBITDA of 3.5:1 that steps down to 3.25:1 at December 2016, and (2) a minimum ratio of EBITDA to net cash interest of 3.0:1.

debt ratings

Our debt ratings and outlooks as of March 31, 2015 are summarized below:

	Rating/Outlook	Date	Description
Senior Secured Line of Credit
Moody's [1]	Ba1/positive	2/18/2015	outlook changed from stable to positive
Senior Unsecured [2]
Moody's [1]	Ba3/positive	2/18/2015	outlook changed from stable to positive
Standard & Poor's	BB+/positive	3/16/2015	outlook changed from stable to positive

1	Ratings and outlook were affirmed on March 16, 2015.
2	Not all of our long-term debt is rated.

Equity

Our common stock issuances are summarized below:

March 31		December 31	March 31
in thousands	2015	2014	2014
Common stock shares at beginning of year,
issued and outstanding	131,907	130,200	130,200
Common Stock Issuances
Acquisitions	0	715	0
401(k) retirement plans	0	485	357
Share-based compensation plans	753	507	245
Common stock shares at end of period,
issued and outstanding	132,660	131,907	130,802

During 2014, we issued 715.0 thousand shares of our common stock in connection with business acquisitions as described in Note 16 to the condensed consolidated financial statements.

Under a program that was discontinued in the fourth quarter of 2014, we occasionally sold shares of our common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	twelve months ended December 31, 2014 — issued 485.3 thousand shares for cash proceeds of $30.6. million
▪	three months ended March 31, 2014 — issued 357.0 thousand shares for cash proceeds of $22.8 million

There were no shares held in treasury as of March 31, 2015, December 31, 2014 and March 31, 2014. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of March 31, 2015.

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

As a result of our March 2015 debt issuance and  purchase, and the April 2015 debt restructuring as described in Notes  7 and 18 to the condensed consolidated financial statements, our obligations to make future payments under contracts increased (decreased) as follows:

	Payments Due by Year
in millions	2015	2016-2017	2018-2019	Thereafter	Total
Cash Contractual Obligations
Long-term debt including bank line of credit
Principal payments	$ (130.0)	$ (343.6)	$ (127.5)	$ 601.1	$ 0.0
Interest payments [1]	(10.6)	(8.2)	43.0	100.1	124.3
Total	$ (140.6)	$ (351.8)	$ (84.5)	$ 701.2	$ 124.3

1	The 2015 decrease in interest payments excludes the premium and other transaction costs incurred in connection with the 2015 debt purchases.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March  31, 2015.

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

Our Board of Directors has also adopted:

▪	Corporate Governance Guidelines
▪	Charters for its Audit, Compensation, Executive, Finance, Governance and Safety, Health & Environment Committees

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

At March 31, 2015, the estimated fair value of our long-term debt instruments including current maturities was $2,564.0 million compared to a book value of $2,277.9 million. The estimated fair value was determined by averaging several asking price quotes for publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $134.5 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

In 2014, as part of the divestiture of our cement and concrete businesses in the Florida area, we entered into a Transition Services Agreement with the buyer, whereby we agreed to continue to provide certain services for the divested facilities during 2014. All services were performed utilizing our existing systems and under our current control environment. The service agreement did not require significant changes to our current control environment beyond ensuring proper segregation of duties over processing of third-party transactions. Controls were established and implemented to facilitate proper handling of third-party data, including controls to protect against comingling of information and controls to prevent improper access to information.

On November 1, 2014, we completed our obligations under the initial Transition Services Agreement for the sold concrete facilities and the buyer began processing transactions of the newly acquired concrete facilities in their systems. A new Transition Services Agreement was put in place for cement operations through March 31, 2015. On March 1, 2015, the buyer began processing transactions for the cement operations in their system. We continued to provide support through the terms of the agreement that ended on March 31, 2015. We have now completed our obligation under the new Transition Service Agreement. As of March 31, 2015, the third-party buyer no longer has access to our systems.

No other changes were made during the first quarter of 2015 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended December 31, 2014.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10(a)	Independent Contractor Consulting Agreement dated March 26, 2015, between the Company and Danny R. Shepherd
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date May 6, 2015	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date May 6, 2015	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)