Form 10-Q
period 2015-06-30
Vulcan Materials CO
filed 2015-08-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at July 31, 2015 133,186,371

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2015 Contents

			Page
PART I	FINANCIAL INFORMATION
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

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	June 30	December 31	June 30
in thousands, except per share data	2015	2014	2014
Assets
Cash and cash equivalents	$ 74,736	$ 141,273	$ 227,684
Restricted cash	0	0	62,087
Accounts and notes receivable
Accounts and notes receivable, gross	495,781	378,947	439,938
Less: Allowance for doubtful accounts	(5,370)	(5,105)	(5,606)
Accounts and notes receivable, net	490,411	373,842	434,332
Inventories
Finished products	292,932	275,172	260,111
Raw materials	21,610	19,741	20,458
Products in process	1,461	1,250	1,104
Operating supplies and other	25,825	25,641	28,041
Inventories	341,828	321,804	309,714
Current deferred income taxes	39,562	39,726	40,858
Prepaid expenses	75,663	28,640	27,309
Assets held for sale	0	15,184	0
Total current assets	1,022,200	920,469	1,101,984
Investments and long-term receivables	41,603	41,650	42,128
Property, plant & equipment
Property, plant & equipment, cost	6,752,916	6,608,842	6,396,658
Reserve for depreciation, depletion & amortization	(3,637,392)	(3,537,212)	(3,494,896)
Property, plant & equipment, net	3,115,524	3,071,630	2,901,762
Goodwill	3,094,824	3,094,824	3,081,521
Other intangible assets, net	767,995	758,243	633,442
Other noncurrent assets	153,737	154,281	150,001
Total assets	$ 8,195,883	$ 8,041,097	$ 7,910,838
Liabilities
Current maturities of long-term debt	14,124	150,137	158
Short-term debt (line of credit)	138,500	0	0
Trade payables and accruals	190,904	145,148	178,239
Other current liabilities	163,112	156,073	171,008
Liabilities of assets held for sale	0	520	0
Total current liabilities	506,640	451,878	349,405
Long-term debt	1,893,737	1,834,642	1,983,319
Noncurrent deferred income taxes	686,171	691,137	704,544
Deferred revenue	211,429	213,968	217,589
Other noncurrent liabilities	670,949	672,773	569,794
Total liabilities	$ 3,968,926	$ 3,864,398	$ 3,824,651
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Issued 132,984, 131,907 and 130,910 shares, respectively	132,984	131,907	130,910
Capital in excess of par value	2,791,232	2,734,661	2,665,793
Retained earnings	1,453,752	1,471,845	1,382,711
Accumulated other comprehensive loss	(151,011)	(161,714)	(93,227)
Total equity	$ 4,226,957	$ 4,176,699	$ 4,086,187
Total liabilities and equity	$ 8,195,883	$ 8,041,097	$ 7,910,838
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited		June 30		June 30
in thousands, except per share data	2015	2014	2015	2014
Total revenues	$ 895,143	$ 791,143	$ 1,526,436	$ 1,365,563
Cost of revenues	660,694	616,355	1,214,122	1,156,682
Gross profit	234,449	174,788	312,314	208,881
Selling, administrative and general expenses	69,197	67,615	135,960	133,733
Gain on sale of property, plant & equipment
and businesses, net	249	1,162	6,624	237,526
Restructuring charges	(1,280)	0	(4,098)	0
Other operating expense, net	(10,445)	(5,089)	(14,346)	(14,758)
Operating earnings	153,776	103,246	164,534	297,916
Other nonoperating income (expense), net	(439)	1,798	542	4,622
Interest expense, net	83,651	40,551	146,132	160,639
Earnings from continuing operations
before income taxes	69,686	64,493	18,944	141,899
Provision for income taxes	19,867	17,982	5,791	40,882
Earnings from continuing operations	49,819	46,511	13,153	101,017
Loss on discontinued operations, net of tax	(1,657)	(544)	(4,669)	(1,054)
Net earnings	$ 48,162	$ 45,967	$ 8,484	$ 99,963
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	3,077	584	5,325	3,569
Adjustment for funded status of benefit plans	0	0	0	2,943
Amortization of actuarial loss and prior service
cost for benefit plans	2,697	1,115	5,378	(108)
Other comprehensive income	5,774	1,699	10,703	6,404
Comprehensive income	$ 53,936	$ 47,666	$ 19,187	$ 106,367
Basic earnings (loss) per share
Continuing operations	$ 0.37	$ 0.35	$ 0.10	$ 0.77
Discontinued operations	(0.01)	0.00	(0.04)	(0.01)
Net earnings	$ 0.36	$ 0.35	$ 0.06	$ 0.76
Diluted earnings (loss) per share
Continuing operations	$ 0.37	$ 0.35	$ 0.10	$ 0.76
Discontinued operations	(0.01)	0.00	(0.04)	(0.01)
Net earnings	$ 0.36	$ 0.35	$ 0.06	$ 0.75
Weighted-average common shares outstanding
Basic	133,103	131,149	132,882	130,980
Assuming dilution	135,234	132,876	134,689	132,468
Cash dividends per share of common stock	$ 0.10	$ 0.05	$ 0.20	$ 0.10
Depreciation, depletion, accretion and amortization	$ 68,384	$ 68,323	$ 135,108	$ 137,702
Effective tax rate from continuing operations	28.5%	27.9%	30.6%	28.8%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited		June 30
in thousands	2015	2014
Operating Activities
Net earnings	$ 8,484	$ 99,963
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	135,108	137,702
Net gain on sale of property, plant & equipment and businesses	(6,624)	(237,526)
Contributions to pension plans	(2,822)	(2,791)
Share-based compensation	9,679	11,928
Excess tax benefits from share-based compensation	(11,457)	(3,242)
Deferred tax provision (benefit)	(11,656)	24
Cost of debt purchase	67,075	72,949
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(109,790)	(59,893)
Other, net	(13,360)	3,786
Net cash provided by operating activities	$ 64,637	$ 22,900
Investing Activities
Purchases of property, plant & equipment	(148,721)	(116,312)
Proceeds from sale of property, plant & equipment	3,419	20,454
Proceeds from sale of businesses, net of transaction costs	0	719,089
Payment for businesses acquired, net of acquired cash	(21,387)	(207)
Increase in restricted cash	0	(62,087)
Other, net	(334)	0
Net cash provided by (used for) investing activities	$ (167,023)	$ 560,937
Financing Activities
Proceeds from line of credit	284,000	0
Payment of current maturities, long-term debt and line of credit	(676,445)	(579,694)
Proceeds from issuance of long-term debt	400,000	0
Debt and line of credit issuance costs	(7,382)	0
Proceeds from issuance of common stock	0	27,539
Dividends paid	(26,549)	(13,074)
Proceeds from exercise of stock options	50,769	12,095
Excess tax benefits from share-based compensation	11,457	3,242
Other, net	(1)	1
Net cash provided by (used for) financing activities	$ 35,849	$ (549,891)
Net increase (decrease) in cash and cash equivalents	(66,537)	33,946
Cash and cash equivalents at beginning of year	141,273	193,738
Cash and cash equivalents at end of period	$ 74,736	$ 227,684
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as presented in Note 2, the operating results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2015 presentation. During the quarter ended June 30, 2015, we early adopted Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” resulting in adjustments to our prior financial statements. See Note 17 for additional information.

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

RESTRUCTURING CHARGES

In 2014, we announced changes to our executive management team, and a new divisional organization structure that was effective January 1, 2015. During the three and six months ended June 30, 2015, we incurred $1,280,000 and $4,098,000, respectively, of costs related to these initiatives. Future related charges for these initiatives are estimated to be less than $2,000,000.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Weighted-average common shares
outstanding	133,103	131,149	132,882	130,980
Dilutive effect of
Stock options/SOSARs	991	663	996	677
Other stock compensation plans	1,140	1,064	811	811
Weighted-average common shares
outstanding, assuming dilution	135,234	132,876	134,689	132,468

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. There were no excluded shares for the periods presented.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Antidilutive common stock equivalents	556	2,356	556	2,356

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Discontinued Operations
Pretax loss	$ (2,671)	$ (897)	$ (7,653)	$ (1,739)
Income tax benefit	1,014	353	2,984	685
Loss on discontinued operations,
net of income taxes	$ (1,657)	$ (544)	$ (4,669)	$ (1,054)

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

When expected pretax book earnings for the full year are at or near breakeven, the EAETR can distort the income tax provision for an interim period due to the size and nature of our permanent differences. In these circumstances, we calculate the interim income tax provision using the year-to-date effective tax rate. This method results in an income tax provision based solely on the year-to-date pretax book earnings as adjusted for permanent differences on a pro rata basis. In the second quarters of 2015 and 2014, income taxes were calculated based on the EAETR.

We recorded an income tax provision from continuing operations of $19,867,000 in the second quarter of 2015 compared to an income tax provision from continuing operations of $17,982,000 in the second quarter of 2014. The change in our income tax provision resulted largely from applying the statutory rate to the increase in our pretax book earnings.

We recorded an income tax provision from continuing operations of $5,791,000 for the six months ended June 30, 2015 compared to an income tax provision from continuing operations of $40,882,000 for the six months ended June 30, 2014. The change in our income tax provision for the year resulted largely from applying the statutory rate to the decrease in our pretax book earnings.

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

Based on our second quarter 2015 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of the state net operating loss carryforwards for which a valuation allowance has been recorded. For 2015, we currently project a valuation allowance of $60,920,000 against our state net operating loss carryforwards, an increase of $4,053,000 from the prior year end. This change in the valuation allowance is reflected as a component of our income tax provision.

Of the $60,920,000 valuation allowance, $59,781,000 relates to our Alabama net operating loss carryforward. During the second quarter of 2015, we restructured our legal entities. This restructuring, among other expected benefits, may allow for utilization of some or all of our Alabama net operating loss carryforward prior to its expiration. At this time, based on the weight of all available positive and negative evidence, we have concluded that it is more likely than not that the deferred tax asset will not be realized. Each quarter, we will reassess the positive and negative evidence to determine the likelihood of utilizing the Alabama net operating loss carryforward, and therefore, the appropriate amount of the valuation allowance.

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

▪	the purchaser's percentage of the maximum 143.2 million tons of future production is estimated to be 10.5% (approximately 15 million tons); the actual percentage may vary

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Deferred Revenue
Balance at beginning of period	$ 218,987	$ 223,946	$ 219,968	$ 224,743
Cash received and revenue deferred	0	0	0	187
Amortization of deferred revenue	(1,558)	(1,357)	(2,539)	(2,341)
Balance at end of period	$ 217,429	$ 222,589	$ 217,429	$ 222,589

Based on expected aggregates sales from the specified quarries, we anticipate recognizing an estimated $6,000,000 of deferred revenue (reflected in other current liabilities in our 2015 Condensed Consolidated Balance Sheet) during the 12-month period ending June 30, 2016.

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1
	June 30	December 31	June 30
in thousands	2015	2014	2014
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 14,488	$ 15,532	$ 14,365
Equities	12,274	11,248	14,052
Total	$ 26,762	$ 26,780	$ 28,417

Level 2
	June 30	December 31	June 30
in thousands	2015	2014	2014
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,355	$ 1,415	$ 1,349
Total	$ 1,355	$ 1,415	$ 1,349

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

Net trading gains of the Rabbi Trust investments were $184,000 and $3,428,000 for the six months ended June 30, 2015 and 2014, respectively. The portions of the net trading gains related to investments still held by the Rabbi Trusts at June 30, 2015 and 2014 were $22,000 and $1,480,000, respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Assets that were subject to fair value measurement on a nonrecurring basis are summarized below:

	Period ending June 30, 2015		Period ending June 30, 2014
		Impairment		Impairment
in thousands	Level 2	Charges	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment, net	$ 0	$ 2,176	$ 2,280	$ 2,987
Other intangible assets, net	0	2,858	0	0
Other assets	0	156	0	0
Total	$ 0	$ 5,190	$ 2,280	$ 2,987

We recorded $5,190,000 and $2,987,000 of losses on impairment of long-lived assets for the six months ended June 30, 2015 and 2014, respectively, reducing the carrying value of these assets to their estimated fair values of $0 and $2,280,000. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

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

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statement	2015	2014	2015	2014
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (5,094)	$ (969)	$ (8,815)	$ (5,903)

The loss reclassified from AOCI for the six months ended June 30, 2015 and 2014 includes the acceleration of a proportional amount of the deferred loss in the amount of $7,208,000 and $3,762,000, respectively, referable to the debt purchases as disclosed in Note 7.

For the 12-month period ending June 30, 2016, we estimate that $2,008,000 of the pretax loss in AOCI will be reclassified to earnings.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 2,000	$ 484	$ 2,513	$ 9,678

The amortized deferred gain for the six months ended June 30, 2015 and 2014 includes the acceleration of a proportional amount of the deferred gain in the amount of $1,642,000 and $8,032,000, respectively, referable to the debt purchases as disclosed in Note 7.

Note 7: Debt

Debt is summarized as follows:

	Effective	June 30	December 31	June 30
in thousands	Interest Rate	2015	2014	2014
Short-term Debt
Bank line of credit (expires 2020) [1]	1.75%	$ 138,500	$ 0	$ 0
Total short-term debt		$ 138,500	$ 0	$ 0
Long-term Debt
10.125% notes due 2015 [2]	9.575%	$ 150,000	$ 150,000	$ 150,000
6.50% notes due 2016	n/a	0	125,001	125,001
6.40% notes due 2017	n/a	0	218,633	218,633
7.00% notes due 2018	7.87%	272,512	400,000	400,000
10.375% notes due 2018	10.625%	250,000	250,000	250,000
7.50% notes due 2021	7.75%	600,000	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Industrial revenue bond due 2022 [3]	0.14%	14,000	14,000	14,000
4.50% notes due 2025	4.65%	400,000	0	0
7.15% notes due 2037	8.05%	240,188	240,188	240,188
Other notes [4]	6.21%	613	637	769
Unamortized discounts and debt issuance costs	n/a	(25,975)	(22,716)	(25,146)
Unamortized deferred interest rate swap gain [5]	n/a	523	3,036	4,032
Total long-term debt including current maturities [6]		$ 1,907,861	$ 1,984,779	$ 1,983,477
Less current maturities		14,124	150,137	158
Total long-term debt		$ 1,893,737	$ 1,834,642	$ 1,983,319
Estimated fair value of long-term debt		$ 2,140,942	$ 2,092,673	$ 2,289,118

1

Borrowings are shown as short-term due to our intent to repay within twelve months. The effective interest rate reflects the margin added to LIBOR for LIBOR-based borrowings. We also pay fees for unused borrowing capacity and standby letters of credit.

2	The 10.125% notes due 2015 are classified as long-term debt (not current maturities) as of June 30, 2015 due to our intent and ability to refinance these notes at maturity using our line of credit.
3	As of June 30, 2015, we had initiated prepayment; as such, this debt is classified as current maturities of long-term debt.
4	Non-publicly traded debt.
5	The unamortized deferred gain was realized upon the August 2011 settlement of interest rate swaps as discussed in Note 6.
6	The debt balances as of December 31, 2014 and June 30, 2014 have been adjusted to reflect our early adoption of ASU 2015-03 and related election as disclosed in Note 17.

Our total debt is presented in the table above net of unamortized discounts from par, unamortized deferred debt issuance costs and unamortized deferred interest rate swap settlement gains from fair value hedges. Discounts, deferred debt issuance costs and deferred swap settlement gains are amortized using the effective interest method over the terms of the respective notes resulting in $2,067,000 of net interest expense for these items for the six months ended June 30, 2015.

The estimated fair value of our debt presented in the table above was determined by: (1) averaging several asking price quotes for the publicly traded notes and (2) assuming par value for the remainder of the debt. The fair value estimates for the publicly traded notes were based on Level 2 information (as defined in Note 5) as of their respective balance sheet dates.

LINE OF CREDIT

In June 2015, we cancelled our secured $500,000,000 line of credit and entered into an unsecured $750,000,000 line of credit that expires in June 2020.

The line of credit contains affirmative, negative and financial covenants customary for an unsecured facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 through September 2016 and 3.25:1 thereafter,  and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2015, we were in compliance with the line of credit covenants.

Borrowings bear interest at either LIBOR plus a credit margin ranging from 1.00% to 2.00%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 1.00%. The credit margin for both LIBOR and base rate borrowings is determined by our ratio of debt to EBITDA. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.35% based on our ratio of debt to EBITDA. As of June 30, 2015, the credit margin for LIBOR borrowings was 1.75%, the credit margin for base rate borrowings was 0.75% and the commitment fee was 0.25%.

As of June 30, 2015, our available borrowing capacity was $558,281,000 and usage was as follows:

▪	$138,500,000 was borrowed
▪	$53,219,000 was used to provide support for outstanding standby letters of credit

The current borrowings on our line of credit are shown as short-term due to our intent to repay within twelve months.

TERM DEBT

All of our term debt is unsecured. All such debt, other than the $14,000,000 industrial revenue bond and the $613,000 of other notes, is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June 30, 2015, we were in compliance with all of the term debt covenants.

The industrial revenue bond is supported by a standby letter of credit issued under our line of credit. As such, the primary covenants pertaining to the industrial revenue bond are those contained in our line of credit agreement. In June 2015 we issued a notice of our intent to repay the debt in August 2015 (such repayment will not incur any prepayment penalties). As such, the industrial revenue bond is classified as current maturities of long-term debt in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.

In March 2015, we issued $400,000,000 of 4.50% senior notes due 2025. Proceeds (net of underwriter fees and other transaction costs) of $395,207,000 were partially used to fund the March 30, 2015 purchase, via tender offer, of $127,303,000 principal amount (32%) of the 7.00% notes due 2018. The March 2015 debt purchase cost $145,899,000, including an $18,140,000 premium above the principal amount of the notes and transaction costs of $456,000. The premium primarily reflects the trading price of the notes relative to par prior to the tender offer commencement. Additionally, we recognized $3,138,000 of non-cash costs associated with the acceleration of a proportional amount of unamortized discounts, deferred debt issuance costs, and deferred interest rate swap settlement gains and losses. The combined first quarter charge of $21,734,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the six month period ended June 30, 2015.

The remaining net proceeds from the March 2015 debt issuance, together with cash on hand and borrowings under our line of credit, funded: (1) the April 2015 redemption of $218,633,000 principal amount (100%) of the 6.40% notes due 2017, (2) the April 2015 redemption of $125,001,000 principal amount (100%) of the 6.50% notes due 2016 and (3) the April 2015 purchase, via the tender offer commenced in March 2015 of  $185,000 principal amount (less than 1%) of the 7.00% notes due 2018. The April 2015 debt purchases cost $385,024,000, including a $41,153,000 premium above the principal amount of the notes and transaction costs of $52,000. The premium primarily reflects the make-whole value of the 2016 notes and the 2017 notes. Additionally, we recognized $4,136,000 of non-cash costs associated with the acceleration of unamortized discounts, deferred debt issuance costs, and deferred interest rate swap settlement gains and losses. The combined second quarter charge of $45,341,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the six month period ended June 30, 2015.

Consistent with our intent and ability to refinance the 10.125% notes due 2015 via borrowing on our line of credit, such notes are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.

In March 2014, we purchased $506,366,000 principal amount of debt through a tender offer as follows: $374,999,000 of 6.50% notes due in 2016 and $131,367,000 of 6.40% notes due in 2017. This debt purchase was funded by the sale of our cement and concrete businesses in the Florida area as described in Note 16. The March 2014 debt purchases cost $579,659,000, including a $71,829,000 premium above the principal amount of the notes and transaction costs of $1,464,000. The premium primarily reflects the trading price of the notes relative to par prior to the tender offer commencement. Additionally, we recognized a net benefit of $344,000 associated with the acceleration of a proportional amount of unamortized discounts, deferred debt issuance costs, and deferred interest rate swap settlement gains and losses. The combined charge of $72,949,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the six month period ended June 30, 2014.

Note 8: Commitments and Contingencies

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2015 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 33,111
Industrial revenue bond	14,230
Reclamation/restoration requirements	5,878
Total	$ 53,219

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

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the “Cooperating Parties Group”) to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (RI/FS) of the lower 17 miles of the Passaic River (River). On April 11, 2014, the EPA issued a proposed Focused Feasibility Study (FFS) that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is approximately $950 million to $1.73 billion. The period for public comment on the proposed FFS is closed and it is anticipated that the EPA will issue its final record of decision sometime in 2015. The Cooperating Parties Group RI/FS estimates the preferred remedial action presented therein to cost in the range of approximately $475 million to $725 million (including $93 million in operations and maintenance costs for a 30 year period).

The AOC does not obligate us to fund or perform the remedial action contemplated by either the RI/FS or the FFS. Vulcan formerly owned a chemicals operation near River Mile 0.1, which was sold in 1974. The Company has found no evidence that its former chemicals operation contributed any of the primary contaminants of concern to the River.

Neither the ultimate remedial approach, nor the parties who will participate in funding the remediation and their respective allocations, have been determined. However, we recorded an immaterial loss for this matter in the first quarter of 2015 based on the cost estimate of the preferred remedial action supported by the Cooperating Parties Group’s RI/FS.

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

There are numerous defendants to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine. Vulcan has since been added as a direct and third-party defendant by other parties, including a direct claim by the state of Louisiana. The damages alleged in the litigation range from individual plaintiffs’ claims for property damage, to the state of Louisiana’s claim for response costs, to claims for physical damages to oil pipelines, to business interruption claims. In addition to the plaintiffs’ claims, Vulcan has also been sued for contractual indemnity and comparative fault by both Texas Brine and Occidental Chemical Co. (Occidental).  The total amount of damages claimed is in excess of $500 million. It is alleged that the sinkhole was caused, in whole or in part, by Vulcan’s negligent actions or failure to act. It is also alleged that Vulcan breached the salt lease, as well as an operating agreement and a drilling agreement with Texas Brine; and that Vulcan is strictly liable for certain property damages in its capacity as a former assignee of the salt lease; and that Vulcan violated certain covenants and conditions in the agreement under which it sold its Chemicals Division in 2005. Vulcan has made claims for contractual indemnity, comparative fault, and breach of contract against Texas Brine, as well as claims for contractual indemnity and comparative fault against Occidental. Discovery is ongoing and the first trial date in any of these cases has been set for April 2016. At this time, we cannot reasonably estimate a range of liability pertaining to this matter.

▪

HEWITT LANDFILL MATTER — Vulcan is engaged in an ongoing dialogue with the U.S. Environmental Protection Agency, the Los Angeles Department of Water and Power, and other stakeholders regarding groundwater contamination in the San Fernando Valley in California. Vulcan’s former Hewitt Landfill in Los Angeles is within one of the areas of concern. We are gathering and analyzing data and developing groundwater models and other technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. This work is also intended to assist in identification of other sources of contamination. At this time, we cannot reasonably estimate a range of liability pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
ARO Operating Costs
Accretion	$ 2,936	$ 2,913	$ 5,787	$ 5,852
Depreciation	1,568	983	3,001	1,980
Total	$ 4,504	$ 3,896	$ 8,788	$ 7,832

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Asset Retirement Obligations
Balance at beginning of period	$ 238,689	$ 225,831	$ 226,565	$ 228,234
Liabilities incurred	4,339	0	6,159	0
Liabilities settled	(1,270)	(7,593)	(8,000)	(12,843)
Accretion expense	2,936	2,913	5,787	5,852
Revisions up (down), net	(9,775)	3,966	4,408	3,874
Balance at end of period	$ 234,919	$ 225,117	$ 234,919	$ 225,117

The 2015 revisions relate to revised cost estimates and spending patterns for several quarries located primarily in California.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$ 1,212	$ 1,040	$ 2,425	$ 2,079
Interest cost	11,036	11,098	22,073	22,196
Expected return on plan assets	(13,684)	(12,700)	(27,368)	(25,401)
Amortization of prior service cost	12	47	24	94
Amortization of actuarial loss	5,455	2,805	10,909	5,610
Net periodic pension benefit cost	$ 4,031	$ 2,290	$ 8,063	$ 4,578
Pretax reclassification from AOCI included in
net periodic pension benefit cost	$ 5,467	$ 2,852	$ 10,933	$ 5,704

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

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$ 474	$ 537	$ 947	$ 1,073
Interest cost	626	825	1,243	1,649
Curtailment gain	0	0	0	(3,832)
Amortization of prior service credit	(1,058)	(1,082)	(2,116)	(2,164)
Amortization of actuarial loss	23	56	19	113
Net periodic postretirement benefit cost (credit)	$ 65	$ 336	$ 93	$ (3,161)
Pretax reclassification from AOCI included in
net periodic postretirement benefit credit	$ (1,035)	$ (1,026)	$ (2,097)	$ (5,883)

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

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2015	2014	2014
AOCI
Cash flow hedges	$ (14,997)	$ (20,322)	$ (21,609)
Pension and postretirement benefit plans	(136,014)	(141,392)	(71,618)
Total	$ (151,011)	$ (161,714)	$ (93,227)

Changes in AOCI, net of tax, for the six months ended June 30, 2015 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2014	$ (20,322)	$ (141,392)	$ (161,714)
Other comprehensive income
before reclassifications	0	0	0
Amounts reclassified from AOCI	5,325	5,378	10,703
Net current period OCI changes	5,325	5,378	10,703
Balance as of June 30, 2015	$ (14,997)	$ (136,014)	$ (151,011)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2015	2014	2015	2014
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 5,094	$ 969	$ 8,815	$ 5,903
Benefit from income taxes	(2,017)	(385)	(3,490)	(2,334)
Total	$ 3,077	$ 584	$ 5,325	$ 3,569
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 3,643	$ 1,445	$ 7,175	$ (141)
Selling, administrative and general expenses	788	382	1,660	(36)
(Benefit from) provision for income taxes	(1,734)	(712)	(3,457)	69
Total [1]	$ 2,697	$ 1,115	$ 5,378	$ (108)
Total reclassifications from AOCI to earnings	$ 5,774	$ 1,699	$ 10,703	$ 3,461

1	Six months ended June 30, 2014 includes a one-time curtailment gain (see Note 10) resulting from the sale of our cement and concrete businesses in the Florida area (see Note 16).

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

Under a program that was discontinued in the fourth quarter of 2014, we occasionally sold shares of common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	twelve months ended December 31, 2014 — issued 485,306 shares for cash proceeds of $30,620,000
▪	six months ended June 30, 2014 — issued 435,655 shares for cash proceeds of $27,539,000

Changes in total equity for the six months ended June 30, 2015 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2014	$ 4,176,699
Net earnings	8,484
Common stock issued
Share-based compensation plans	36,485
Share-based compensation expense	9,679
Excess tax benefits from share-based compensation	11,457
Cash dividends on common stock ($0.20 per share)	(26,549)
Other comprehensive income	10,703
Other	(1)
Balance at June 30, 2015	$ 4,226,957

There were no shares held in treasury as of June 30, 2015, December 31, 2014 and June 30, 2014. As of June 30, 2015, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2015	2014	2015	2014
Total Revenues
Aggregates [1]	$ 733.4	$ 628.9	$ 1,236.9	$ 1,057.6
Asphalt Mix [2]	129.0	109.3	232.1	193.6
Concrete [2,3]	78.6	93.8	138.4	189.8
Calcium [4]	2.4	2.2	4.2	20.3
Segment sales	943.4	834.2	1,611.6	1,461.3
Aggregates intersegment sales	(48.3)	(43.1)	(85.2)	(86.5)
Calcium intersegment sales	0.0	0.0	0.0	(9.2)
Total revenues	$ 895.1	$ 791.1	$ 1,526.4	$ 1,365.6
Gross Profit
Aggregates	$ 207.3	$ 161.7	$ 275.0	$ 200.2
Asphalt Mix [2]	21.1	9.0	29.9	13.7
Concrete [2,3]	4.9	3.2	5.7	(6.0)
Calcium [4]	1.1	0.9	1.7	1.0
Total	$ 234.4	$ 174.8	$ 312.3	$ 208.9
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 57.0	$ 56.3	$ 112.5	$ 111.0
Asphalt Mix [2]	4.1	2.4	8.0	4.8
Concrete [2,3]	2.8	4.8	5.5	10.8
Calcium [4]	0.2	0.2	0.3	1.2
Other	4.3	4.6	8.8	9.9
Total	$ 68.4	$ 68.3	$ 135.1	$ 137.7
Identifiable Assets [5]
Aggregates			$ 7,497.2	$ 7,126.4
Asphalt Mix [2]			319.3	224.9
Concrete [2,3]			185.5	238.7
Calcium [4]			5.5	6.0
Total identifiable assets			$ 8,007.5	$ 7,596.0
General corporate assets			113.7	87.1
Cash items			74.7	227.7
Total			$ 8,195.9	$ 7,910.8

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and other revenues related to services.
2	In January 2015, we exchanged our California ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona (see Note 16).
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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2015	2014
Cash Payments
Interest (exclusive of amount capitalized)	$ 134,215	$ 162,110
Income taxes	31,755	13,867
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 13,651	$ 12,482
Amounts referable to business acquisitions
Liabilities assumed	2,426	755
Fair value of noncash assets and liabilities exchanged	20,000	0
Fair value of equity consideration	0	1,094

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2015 and 2014.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. The changes in the carrying amount of goodwill by reportable segment from December 31, 2014 to June 30, 2015 as summarized below:

GOODWILL

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2014	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses	0	0	0	0	0
Goodwill of divested businesses	0	0	0	0	0
Total as of June 30, 2015	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

ACQUISITIONS

Through the six months ended June 30, 2015, we purchased the following for $41,387,000 of consideration ($21,387,000 cash and $20,000,000 exchanges of real property and businesses (twelve California ready-mixed concrete operations)):

▪	three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico
▪	thirteen asphalt mix plants, primarily in Arizona

As a result, we recognized $16,543,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings ($7,168,000 - straight-line over 20 years and $9,375,000 - units of production over an estimated 50 years) and deductible for income tax purposes over 15 years. The purchase price allocation is preliminary pending appraisals of contractual rights in place and property, plant & equipment.

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

No assets met the criteria for held for sale at June 30, 2015 or 2014. As of December 31, 2014, twelve ready-mixed concrete facilities in California are presented in the accompanying Condensed Consolidated Balance Sheet as assets held for sale and liabilities of assets held for sale. During the first quarter of 2015, we swapped these ready mixed concrete facilities for thirteen asphalt mix operations, primarily in Arizona (as noted above). The major classes of assets and liabilities of assets classified as held for sale are as follows:

	June 30	December 31	June 30
in thousands	2015	2014	2014
Held for Sale
Current assets	$ 0	$ 1,773	$ 0
Property, plant & equipment, net	0	12,764	0
Other intangible assets, net	0	647	0
Total assets held for sale	$ 0	$ 15,184	$ 0
Asset retirement obligations	$ 0	$ 520	$ 0
Total liabilities of assets held for sale	$ 0	$ 520	$ 0

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

DEBT ISSUANCE COSTS  As of and for the interim period ended June 30, 2015, we early adopted Accounting Standards Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under ASU 2015-03, debt issuance costs related to a note are presented in the balance sheet as a deduction from the related debt liability rather than as a prepaid expense (the amortization of such costs continues to be reported as interest expense).  However, this ASU did not address the balance sheet presentation of debt issuance cost: (1) incurred before a debt liability is recognized or (2) associated with revolving debt arrangements, such as our line of credit. Accordingly, we elected an accounting policy to present these debt issuance costs as a deduction from the total debt liability. This ASU and related election are retrospectively applied to the beginning of the earliest period presented in the financial statements. As a result of the retrospective application of this change in accounting principle, we adjusted our Condensed Consolidated Balance Sheets for all prior periods presented. Debt issuance costs of $20,805,000 and $23,060,000 previously reported as other noncurrent assets on the Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014, respectively, have been reclassified as a deduction from the principal amount of the total debt liability.

SHARE-BASED AWARDS  As of and for the interim period ended March 31, 2015, we adopted ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” This ASU clarified the proper method of accounting for share-based awards when the terms of an award provide that a performance target could be achieved after the requisite service period. Under prior guidance, there was a lack of consistency in the measurement of the grant-date fair values of awards with these types of performance targets. Under ASU 2014-12, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value. Rather, an entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. Previously, we accounted for share-based awards with these types of performance targets in accordance with ASU 2014-12. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

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

ACCOUNTING STANDARDS PENDING ADOPTION

NET ASSET VALUE PER SHARE INVESTMENTS  In May 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-07, “Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize investments within the fair value hierarchy when their fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures would be limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. This ASU is to be applied retrospectively to all periods presented. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2016. While we are still evaluating the impact of ASU 2015-07, it will not impact our consolidated financial statements as it only affects disclosure. Thus, it will impact the notes to our consolidated financial statements, specifically, our pension plan fair value disclosures.

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

EXECUTIVE SUMMARY

Financial highlights for SECOND Quarter 2015

Our second quarter results reflect the continuation of strong margin expansion and improvement in our industry-leading unit profitability in aggregates. Despite extremely wet weather in many of our markets, second quarter revenues increased 13% and gross profit increased 34% from the second quarter of 2014, with gross profit and gross profit margins improving in all segments. Same-store aggregates shipments rose 5% and same-store aggregates pricing (freight-adjusted) increased 6%. Underlying demand recovery and pricing momentum remain strong. Incremental Aggregates segment gross profit as a percentage of freight-adjusted revenues was 61% for the quarter and 74% on a same-store basis. Although weather impacts in the second quarter and first half may result in full-year volumes below plan, pricing and margin improvements lead us to reconfirm our full-year EBITDA guidance.

Compared to second quarter 2014:

▪	Total revenues increased $104.0 million, or 13%, to $895.1 million
▪	Gross profit increased $59.7 million, or 34%, to $234.4 million
▪	Aggregates freight-adjusted revenues increased $74.8 million, or 15%, to $558.4 million
▪	Aggregates shipments increased 9%, or 3.8 million tons, to 47.5 million tons
▪	Same-store shipments increased 5%, or 2.4 million tons
▪	Aggregates segment gross profit increased $45.6 million, or 28%, to $207.3 million
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 61%
▪	On a same–store basis, this metric was 74%
▪	Average freight-adjusted sales price increased 6% (on both total aggregates and same-store basis)
▪	Asphalt Mix, Concrete and Calcium segment gross profit improved $14.0 million, collectively
▪	Selling, Administrative and General (SAG) remained in line with expectations and declined as a percentage of total revenues (7.7% versus 8.5%)
▪	Earnings from continuing operations were $49.8 million, or $0.37 per diluted share, compared to earnings of $46.5 million, or $0.35 per diluted share, in the second quarter of 2014.
▪	Discrete items in the second quarter of 2015 include:
▪	a pretax charge of $2.6 million associated with acquisitions and divestitures
▪	a pretax loss on impairment of $5.2 million
▪	a pretax charge of $1.3 million for restructuring, and
▪	a pretax charge for debt purchase of $45.3 million
▪	Discrete items in the second quarter of 2014 include:
▪	a pretax loss of $0.7 million (net of $1.8 million of charges associated with acquisitions and divestitures) related to the sale of real estate and businesses
▪	Adjusted EBITDA was $229.2 million, an increase of $56.5 million, or 33%

The continuing recovery in construction activity across most of our markets was masked by extremely wet weather, particularly in April and May. Despite deferred shipments and operating cost challenges due to these weather conditions, our local teams delivered another quarter of significant margin improvements – a pattern of performance sustained since the gradual recovery in shipments began eight quarters ago. Customer confidence and the overall demand outlook continue to improve, and, as expected, pricing momentum continues to strengthen. Looking forward, we remain well positioned to serve our customers and to achieve strong earnings growth in 2015 and beyond.

Severe weather in the first half of the year, particularly in the second quarter, masked improving fundamentals in construction activity. Underlying demand remains strong and we are encouraged by the accelerating momentum in aggregates pricing throughout our markets. As a result, we are reaffirming our expectation for Adjusted EBITDA of $775 to $825 million, driven by strong growth in Aggregates segment gross profit per ton, earnings improvement in our non-aggregates businesses and continuing leverage of our SAG expenses. Through the first half of 2015, same-store aggregates volumes are up 7% and total aggregates pricing is up 5%. We expect a higher rate of pricing growth in the second half. With respect to second half shipments, a key factor will be the ability of our customers to recover weather-delayed volume from the first half, which can be a challenge in a growing market where scheduled work is compressed into a shorter time period.

Our performance in the first half of this year directly reflects the great efforts of our people at all levels of the organization and the geographic diversification of our operational footprint. Revenue growth is translating into earnings leverage, expanding margins and higher unit profitability – and we intend to keep pushing for additional improvement. We believe executing our sales and operating plans will achieve significant future earnings growth while delivering quality products and services to our customers safely and efficiently. We remain focused on the execution of those plans.

During March and April, we completed major components of the refinancing plan announced during our February 25, 2015 Investor Day. Refinancing expenses (reported as a part of interest expense), including the acceleration of previously deferred financing costs, were $67.1 million in total, of which $45.3 million was incurred in the second quarter. The remainder ($21.7 million) was reported as part of interest expense in the first quarter.

In June, we closed on a new $750.0 million unsecured credit facility. As previously noted, we intend to use this credit facility to refinance the $150.0 million note due December 2015.

In total, the operations we acquired since the first half of 2014 contributed $10.5 million of EBITDA in the second quarter. These results were slightly below management expectations, reflecting the impact of weather and marginally higher costs associated with increasing production capacity and efficiency at certain operations.

We continue to pursue attractive bolt-on acquisitions. In the second quarter, we acquired three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico for approximately $21.4 million.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2015	2014	2015	2014
Gross profit	$ 234.4	$ 174.8	$ 312.3	$ 208.9
Total revenues	$ 895.1	$ 791.1	$ 1,526.4	$ 1,365.6
Gross profit margin	26.2%	22.1%	20.5%	15.3%

gross profit margin excluding freight and delivery revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions		2014	2015	2014
Gross profit	$ 234.4	$ 174.8	$ 312.3	$ 208.9
Total revenues	$ 895.1	$ 791.1	$ 1,526.4	$ 1,365.6
Freight and delivery revenues [1]	136.5	126.8	242.9	215.8
Total revenues excluding freight and delivery revenues	$ 758.6	$ 664.3	$ 1,283.5	$ 1,149.8
Gross profit margin excluding
freight and delivery revenues	30.9%	26.3%	24.3%	18.2%

1	Includes freight to remote distribution sites.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2015	2014	2015	2014
Aggregates segment
Gross profit	$ 207.3	$ 161.7	$ 275.0	$ 200.2
Segment sales	733.4	628.9	1,236.9	1,057.6
Gross profit margin	28.3%	25.7%	22.2%	18.9%
Incremental gross profit margin	43.6%		41.7%

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2015	2014	2015	2014
Aggregates segment
Gross profit	$ 207.3	$ 161.7	$ 275.0	$ 200.2
Segment sales	$ 733.4	$ 628.9	$ 1,236.9	$ 1,057.6
Excluding
Freight, delivery and transportation revenues [1]	170.5	139.2	287.9	239.8
Other revenues	4.5	6.1	10.7	10.3
Freight-adjusted revenues	$ 558.4	$ 483.6	$ 938.3	$ 807.5
Gross profit as a percentage of
freight-adjusted revenues	37.1%	33.4%	29.3%	24.8%
Incremental gross profit as a percentage of
freight-adjusted revenues	61.0%		57.2%

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

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

free cash flow

Free cash flow deducts purchases of property, plant & equipment from net cash provided by operating activities.

	Six Months Ended
	June 30
in millions	2015	2014
Net cash provided by operating activities	$ 64.6	$ 22.9
Purchases of property, plant & equipment	(148.7)	(116.3)
Free cash flow	$ (84.1)	$ (93.4)

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2015	2014	2015	2014
Aggregates segment
Gross profit	$ 207.3	$ 161.7	$ 275.0	$ 200.2
DDA&A	57.0	56.3	112.5	111.0
Aggregates segment cash gross profit	$ 264.3	$ 218.0	$ 387.5	$ 311.2
Unit shipments - tons	47.5	43.6	81.0	73.3
Aggregates segment cash gross profit per ton	$ 5.57	$ 5.00	$ 4.79	$ 4.25
Asphalt Mix segment
Gross profit	$ 21.1	$ 9.0	$ 29.9	$ 13.7
DDA&A	4.1	2.4	8.0	4.8
Asphalt Mix segment cash gross profit	$ 25.2	$ 11.4	$ 37.9	$ 18.5
Concrete segment
Gross profit	$ 4.9	$ 3.2	$ 5.7	$ (6.0)
DDA&A	2.8	4.8	5.5	10.8
Concrete segment cash gross profit	$ 7.7	$ 8.0	$ 11.2	$ 4.8
Calcium segment
Gross profit	$ 1.1	$ 0.9	$ 1.7	$ 1.0
DDA&A	0.2	0.2	0.3	1.2
Calcium segment cash gross profit	$ 1.3	$ 1.1	$ 2.0	$ 2.2

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2015	2014	2015	2014
Net earnings	$ 48.2	$ 46.0	$ 8.5	$ 100.0
Provision for income taxes	19.9	18.0	5.8	40.9
Interest expense, net	83.7	40.6	146.1	160.6
Loss on discontinued operations, net of taxes	1.7	0.5	4.7	1.1
Depreciation, depletion, accretion and amortization	68.2	68.3	135.1	137.6
EBITDA	$ 221.7	$ 173.4	$ 300.2	$ 440.2
Gain on sale of real estate and businesses	$ 0.0	$ (1.1)	$ (5.9)	$ (237.1)
Charges associated with acquisitions and divestitures	2.6	1.8	5.0	10.9
Asset impairment	5.2	0.0	5.2	0.0
Amortization of deferred revenue	(1.6)	(1.4)	(2.5)	(2.3)
Restructuring charges	1.3	0.0	4.1	0.0
Adjusted EBITDA	$ 229.2	$ 172.7	$ 306.1	$ 211.7

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share data	2015	2014	2015	2014
Total revenues	$ 895.1	$ 791.1	$ 1,526.4	$ 1,365.6
Cost of revenues	660.7	616.3	1,214.1	1,156.7
Gross profit	$ 234.4	$ 174.8	$ 312.3	$ 208.9
Selling, administrative and general expenses	$ 69.2	$ 67.6	$ 136.0	$ 133.7
Gain on sale of property, plant & equipment
and businesses, net	$ 0.2	$ 1.2	$ 6.6	$ 237.5
Operating earnings	$ 153.8	$ 103.2	$ 164.5	$ 297.9
Interest expense, net	$ 83.7	$ 40.6	$ 146.1	$ 160.6
Earnings from continuing operations
before income taxes	$ 69.7	$ 64.5	$ 18.9	$ 141.9
Earnings from continuing operations	$ 49.8	$ 46.5	$ 13.2	$ 101.0
Loss on discontinued operations,
net of taxes	(1.6)	(0.5)	(4.7)	(1.0)
Net earnings	$ 48.2	$ 46.0	$ 8.5	$ 100.0
Basic earnings (loss) per share
Continuing operations	$ 0.37	$ 0.35	$ 0.10	$ 0.77
Discontinued operations	(0.01)	0.00	(0.04)	(0.01)
Basic net earnings per share	$ 0.36	$ 0.35	$ 0.06	$ 0.76
Diluted earnings (loss) per share
Continuing operations	$ 0.37	$ 0.35	$ 0.10	$ 0.76
Discontinued operations	(0.01)	0.00	(0.04)	(0.01)
Diluted net earnings per share	$ 0.36	$ 0.35	$ 0.06	$ 0.75
EBITDA	$ 221.7	$ 173.4	$ 300.2	$ 440.2
Adjusted EBITDA	$ 229.2	$ 172.7	$ 306.1	$ 211.7

ADJUSTED CONCRETE AND Calcium SEGMENT FINANCIAL DATA

Comparative financial data adjusted for both the January 2015 exchange of our California concrete business and the March 2014 sale of our concrete and cement businesses in the Florida area is summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2015	2014	2015	2014
Concrete Segment
Segment sales
As reported	$ 78.6	$ 93.8	$ 138.4	$ 189.8
Adjusted	$ 78.6	$ 74.4	$ 133.3	$ 122.5

Total revenues
As reported	$ 78.6	$ 93.8	$ 138.4	$ 189.8
Adjusted	$ 78.6	$ 74.4	$ 133.3	$ 122.5

Gross profit
As reported	$ 4.9	$ 3.2	$ 5.7	$ (6.0)
Adjusted	$ 4.9	$ 4.9	$ 6.5	$ 0.6

DDA&A
As reported	$ 2.8	$ 4.8	$ 5.5	$ 10.8
Adjusted	$ 2.8	$ 3.9	$ 5.4	$ 7.8

Shipments - cubic yards
As reported	0.7	0.9	1.3	1.9
Adjusted	0.7	0.7	1.3	1.2
Calcium Segment
Segment sales
As reported	$ 2.4	$ 2.2	$ 4.2	$ 20.3
Adjusted	$ 2.4	$ 2.2	$ 4.2	$ 4.3

Total revenues
As reported	$ 2.4	$ 2.2	$ 4.2	$ 11.1
Adjusted	$ 2.4	$ 2.2	$ 4.2	$ 4.3

Gross profit
As reported	$ 1.1	$ 0.9	$ 1.7	$ 1.0
Adjusted	$ 1.1	$ 0.9	$ 1.7	$ 1.3

DDA&A
As reported	$ 0.2	$ 0.2	$ 0.3	$ 1.2
Adjusted	$ 0.2	$ 0.2	$ 0.3	$ 0.3

second quarter 2015 Compared to second Quarter 2014

Second quarter 2015 total revenues were $895.1 million, up 13% from the second quarter of 2014. Shipments increased in aggregates (+9%) and asphalt mix (+34%) while they declined in ready-mixed concrete (-22%). The reduction in ready-mixed concrete shipments resulted primarily from our exiting the concrete business in Florida and California; on a same-store basis, ready-mixed concrete shipments were down 5%.  Diesel fuel expenditures were approximately $10.8 million lower, with most of the benefit realized in the Aggregates segment.

Net earnings for the second quarter of 2015 were $48.2 million, or $0.36 per diluted share, compared to $46.0 million, or $0.35 per diluted share, in the second quarter of 2014. Each period’s results were impacted by discrete items, as follows:

▪

The second quarter of 2015 results include pretax charges of $2.6 million associated with acquisitions and divestitures, $5.2 million related to an asset impairment loss, $1.3 million referable to restructuring, and  $45.3 million for debt purchase presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

▪

The second quarter of 2014 results include a pretax loss of $0.7 million (net of $1.8 million of charges associated with acquisitions and divestitures) related to the sale of real estate and businesses

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2015 versus the second quarter of 2014 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2014	$ 64.5
Higher aggregates gross profit	45.6
Higher asphalt mix gross profit	12.1
Higher concrete gross profit	1.7
Higher calcium gross profit	0.2
Higher selling, administrative and general expense	(1.6)
Lower gain on sale of property, plant & equipment and businesses	(0.9)
Higher restructuring charges	(1.3)
Higher interest expense, net	(43.1)
All other	(7.5)
Second quarter 2015	$ 69.7

Aggregates freight-adjusted revenues were $558.4 million, up 15% from the prior year’s second quarter. On a same-store basis, aggregates shipments increased 5% from the prior year despite being hampered by adverse weather. Overall, second quarter total aggregates shipments increased 9%, or 3.8 million tons, compared to the second quarter of 2014.

Severe wet weather disrupted shipments across many of our key markets. Same-store shipment growth of 5% in the quarter fell below both our plan and recent trends. A monthly breakdown of shipping trends illustrates the weather impacts in the quarter. On a same-store basis, aggregates shipments in April and May (when record rainfall was reported in several of our markets) increased 5% and 2%, respectively, versus the prior year. In contrast, June same-store aggregates shipments increased 9% versus the prior year. Despite weather limiting available construction days in several markets, the second quarter marked the eighth consecutive quarter of growth in trailing twelve month shipments.  For the quarter just ended, trailing twelve month shipments grew 9% over the prior year period on a same-store basis. Both public and private demand for aggregates continue  to recover across most of our markets; however, current consumption levels remain well below historic trends.

Freight-adjusted average sales price for aggregates increased 6% on a same-store basis, or $0.71 per ton, versus the prior year’s second quarter, with most markets realizing accelerating price improvement. Product mix muted the impact of reported price increases in some key markets, including Virginia, where large shipments of lower-priced fines product contributed to an approximately 1% decline in that state’s quarterly average selling price over the prior year. In most markets, announced price increases have been well accepted. Given these and other indicators, we expect overall aggregates pricing to continue to rise throughout the year, with a higher rate of increase in the second half.

Overall, aggregates operating costs approximated the prior year’s second quarter. Several markets experienced higher than expected costs pertaining to repair and maintenance activities and overtime labor, with weather conditions also negatively impacting production efficiencies. Despite lower than planned shipments in the second quarter, we moved ahead with stripping and other expenditures geared toward meeting rising customer demand. Diesel related cost-savings mostly offset these higher costs in the quarter. Compared to last year’s second quarter, our cost of revenues for the Aggregates segment benefitted by approximately $9.1 million from lower diesel fuel expenditures.

During the second quarter, same store unit margins continued to expand faster than unit pricing. Same-store Aggregates segment gross profit per ton increased $0.76, or 21%, from the prior year. This reflects our continued commitment to high customer service levels as well as plant-level cost controls and operating disciplines.

For the quarter, Aggregates segment same-store freight-adjusted revenues increased $58.8 million, while same-store gross profit increased $43.6 million, a flow-through rate of 74%. Because quarterly results can be volatile due to seasonality and other factors, we encourage investors to also consider longer-term trends. On a trailing-twelve-month basis, this same-store flow-through rate has consistently exceeded our stated goal of 60% since volumes began to recover in the second half of 2013.

Asphalt Mix segment gross profit was $21.1 million versus $9.0 million in the prior year. This  year-over-year improvement resulted from higher volumes, effective management of materials margins, and earnings from acquisitions completed since the first half of last year. Same-store asphalt volumes increased 8%.

Concrete segment gross profit was $4.9 million versus $3.2 million in the prior year’s second quarter. Last year’s second quarter results included our California concrete business that was divested via an asset swap in January 2015. On a same-store basis, sales volumes decreased 5% versus the prior year due to unusually wet weather in Texas and Virginia. Pricing and unit profitability improved while same-store gross profit was flat with the prior year due to the negative volume impact of wet weather.

Our Calcium segment reported gross profit of $1.1 million, an improvement over the prior year’s $0.9 million.

Overall SAG expenses remain in line with expectations and largely flat with the prior year. In the second quarter, legal and outside services expenses, primarily associated with business development activities, were  higher than the prior year. Although we continue to invest in sales-related staff and support, overall headcount-related costs were lower year-over-year. SAG costs as a percentage of total revenues were 0.8 percentage points (80 basis points) lower than the prior year.  We intend to further leverage SAG expenses to revenues as volumes recover.

Gain on sale of property, plant & equipment and businesses was $0.2 million in the second quarter of 2015 compared to $1.2 million in the second quarter of 2014.

Restructuring charges were $1.3 million in the second quarter of 2015 compared to none in the second quarter of 2014. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Other operating expense in the second quarter was $10.4 million versus $5.1 million in the second quarter of 2014. The year-over-year increase resulted from a land parcel in California where the lease was not renewed. As a result, the associated reclamation obligation was expensed in the second quarter as an asset impairment loss of $5.2 million.

Net interest expense was $83.7 million in the second quarter of 2015 compared to $40.6 million in 2014. The increased interest expense resulted from the aforementioned $45.3 million pretax charge for debt purchase. See Note 7 to the condensed consolidated financial statements for an explanation of this charge.

We recorded an income tax provision from continuing operations of $19.9 million in the second quarter of 2015 compared to $18.0 million in the second quarter of 2014.  For both quarters, income taxes were calculated based on the EAETR. The EAETR method for calculating income taxes is discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision resulted largely from applying the statutory rate to the increase in our pretax book earnings.

Earnings from continuing operations were $0.37 per diluted share compared to $0.35 per diluted share in the second quarter of 2014.

Discontinued Operations — Second quarter pretax loss from discontinued operations was $2.7 million in 2015 and $0.9 million in 2014. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE JUNE 30, 2015 Compared to YEAR-TO-DATE JUNE 30, 2014

First half 2015 total revenues were $1,526.4 million, an increase of 12% versus the $1,365.6 million in the first half of 2014. Shipments were higher in aggregates (+10%) and asphalt mix (+29%) while they declined in ready-mixed concrete (-31%). The reduction in ready-mixed concrete shipments resulted primarily from our exiting the concrete businesses in Florida and California; on a same-store basis, ready-mixed concrete shipments were down 4%. Diesel fuel expenditures were approximately $20.5 million lower, with most of the benefit realized in the Aggregates segment.

Net earnings for first six months of 2015 were $8.5 million, or $0.06 per diluted share, compared to $100.0 million, or $0.75 per diluted share, for the first half of 2014. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for first half of 2015 include a pretax gain of $1.0 million (net of $4.9 million of charges associated with acquisitions and divestitures) related to the sale of real estate and businesses, a $4.1 million charge for restructuring, a $5.2 million asset impairment loss, and a pretax loss on debt purchase of $67.1 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

▪

Net earnings for first half of 2014 include a pretax gain of $226.2 million (net of $10.9 million of charges associated with acquisitions and divestitures)  related to the sale of real estate and businesses including our cement and concrete businesses in the Florida area, and a pretax loss on debt purchase of $72.9 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2015 versus year-to-date June 30, 2014 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2014	$ 141.9
Higher aggregates gross profit	74.8
Higher asphalt mix gross profit	16.2
Higher concrete gross profit	11.7
Higher calcium gross profit	0.7
Higher selling, administrative and general expenses	(2.2)
Lower gain on sale of property, plant & equipment and businesses	(230.9)
Higher restructuring charges	(4.1)
Lower interest expense, net	14.5
All other	(3.7)
Year-to-date June 30, 2015	$ 18.9

Gross profit for the Aggregates segment was $275.0 million for the first six months of 2014 versus $200.2 million in 2014.  Lower diesel fuel expenditures favorably impacted Aggregates segment gross profit by approximately $15.6 million. Aggregates freight-adjusted revenues were $938.3 million, up 16% from the first half of 2014. On a same-store basis, aggregates shipments increased 7% from the prior year; the level of increase was muted by adverse weather conditions in many of our markets during the first half of 2015. Overall, first half aggregates shipments increased 10%, or 7.7 million tons, compared to the prior year. Freight-adjusted average sale price for aggregates increased 5%, or $0.57 per ton ($0.60 per ton on a same-store basis), versus the first half of 2014, with most markets realizing price improvement. Same-store unit margins continued to expand faster than unit pricing. Aggregates segment same-store gross profit per ton increased $0.76, or 28%, from the first half of 2014.

Asphalt Mix segment gross profit of $29.9 million was up $16.2 million above the first half 2014 level. This improvement was due to improved margins and higher volumes. Same-store asphalt volumes increased 7% due to strong growth in Texas and California.

Concrete segment gross profit was $5.7 million for the first six months of 2015, an improvement of $11.7 million from the prior year. Ready-mixed concrete unit materials margin increased 18% while shipments decreased 31%. Last year’s results include our Florida concrete business (sold in the first quarter of 2014) and as well as our California concrete business (divested in January 2015). On a same-store basis ready-mixed concrete shipments were down 4%.

As previously noted, we sold our cement business in March of 2014. We retained our calcium products business, which is now reported separately as a segment. The Calcium segment reported first half gross profit of $1.7 million versus the $1.0 million in the first six months of 2014.

In total, the year-to-date gross profit contribution of the non-aggregates segments has exceeded plan. Margin improvements resulting from both core operating disciplines and changes to our asset portfolio have offset lower than anticipated volumes in certain markets.

SAG  expenses in the first half of 2015 were up $2.2 million, or 2%, from the prior year. However, as a percentage of total revenues, SAG expenses declined 0.9 percentage points (or 90 basis points).

Gain on sale of property, plant & equipment and businesses was $6.6 million in the first six months of 2014 compared to $237.5 million in the first half of 2014. The 2015 gain includes the first quarter exchange (we exited the ready-mixed concrete business in California and added thirteen asphalt plant locations, primarily in Arizona) which resulted in a pretax gain of $5.9 million. The 2014 gain includes the sale of our cement and concrete businesses in Florida to Cementos Argos for a $229.1 million pretax gain and the sale of two reclaimed operating sites for a $6.0 million pretax gain.

Restructuring charges were $4.1 million in the first half of 2015 compared to none in the first six months of 2014. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Net interest expense was $146.1 million in the first half of 2015 compared to $160.6 million in the first six months of 2014. The lower interest expense resulted  primarily from the lower ($67.1 million first half of 2015 vs. $72.9 million first half of 2014) pretax  charge for debt purchase. See Note 7 to the condensed consolidated financial statements for an explanation of the debt purchase charges.

We recorded an income tax provision from continuing operations of $5.8 million for the six months ended June 30, 2015 compared to $40.9 million for the six months ended June 30, 2014. For both  six month periods, income taxes were calculated based on the EAETR. The EAETR method for calculating income taxes is discussed in Note 3 to the condensed consolidated financial statements. The change in our income tax provision resulted largely from applying the statutory rate to the decrease in our pretax book earnings.

Earnings from continuing operations were $0.06 per diluted share compared to $0.76 per diluted share in the first half of 2014.

Discontinued Operations — Year to-date June pretax loss from discontinued operations was $7.7 million in 2015 compared to $1.7 million in 2014. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a bank line of credit and access to the capital markets. Additional sources of liquidity include the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these liquidity and financial resources are sufficient to fund our future business requirements, including:

▪	cash contractual obligations
▪	capital expenditures
▪	debt service obligations
▪	dividend payments
▪	potential share repurchases
▪	potential future acquisitions

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

Cash

Included in our June 30, 2015 cash and cash equivalents balance of $74.7 million is $49.8 million of cash held at one of our foreign subsidiaries. A majority of this $49.8 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is currently limited to our foreign operations.

cash from operating activities

	Six Months Ended
	June 30
in millions	2015	2014
Net earnings	$ 8.5	$ 100.0
Depreciation, depletion, accretion and amortization (DDA&A)	135.1	137.7
Net earnings before noncash deductions for DDA&A	$ 143.6	$ 237.7
Net gain on sale of property, plant & equipment and businesses	(6.6)	(237.5)
Cost of debt purchase	67.1	72.9
Other operating cash flows, net [1]	(139.5)	(50.2)
Net cash provided by operating activities	$ 64.6	$ 22.9

1	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $64.6 million during the first half of 2015, a $41.7 million increase compared to the same period of 2014. As noted in the table above, net earnings before noncash deduction for DDA&A decreased $94.1 million during the first half of 2015 to $143.6 million. Included in net earnings for the first half of 2014 is a pretax gain of $229.1 million (see Note 16 to the condensed consolidated financial statements) from the March 2014 sale of our cement and concrete businesses in the Florida area. Cash received associated with gain on sale of property, plant & equipment and businesses is presented as a component of investing activities. In the first half of 2015, we purchased $471.1 million principal amount of outstanding debt and incurred charges of $67.1 million. In the first half of 2014, we purchased $506.4 million principal amount of outstanding debt and incurred charges of $72.9 million (see Note 7 to the condensed consolidated financial statements). Cash paid for the debt purchases is presented as a component of financing activities.

cash flows from investing activities

Net cash used for investing activities was $167.0 million during the first half of 2015, a $728.0 million decrease in cash flows compared to the net cash provided during the same period of 2014. This decrease resulted from a $736.1 million decrease in proceeds from the sale of property, plant & equipment and businesses. During the first half of 2014, we sold: a previously mined and subsequently reclaimed tract of land for $10.7 million, land previously containing a sales yard for $5.8 million, and our cement and concrete businesses in the Florida area for $719.1 million. Conversely, $62.1 million of the cash proceeds from these prior year sales of property was placed into an escrow account (restricted cash) that was available for the acquisition of replacement property under like-kind exchange agreements. Furthermore, we increased investments in our existing operations by $32.4 million during the first half of 2015 as reflected in the increased purchases of property, plant & equipment.

cash flows from financing activities

Net cash provided by financing activities of $35.8 million increased $585.7 million in the first six months of 2015 compared with the same period of 2014. This increase in cash provided by financing activities is attributable to the prior year’s $579.7 million of debt payments and purchases. In the current year, we refinanced our debt portfolio through the issuance of $400.0 million of long-term debt and $284.0 million gross draws on our line of credit offset by debt payments of $676.4 million. Total debt financing costs (including premiums and transaction costs) were $530.9 million and $579.7 million in 2015 and 2014, respectively. Additionally, in 2014 we issued 435,655 shares of our common stock to the trustee of our 401(k) savings and retirement plans for cash proceeds of $27.5 million. Proceeds from the exercise of stock options increased $38.7 million reflecting increased exercises as a result of our improved stock price.

debt

Certain debt measures are outlined below:

	June 30	December 31	June 30
dollars in millions	2015	2014	2014
Debt
Current maturities of long-term debt	$ 14.1	$ 150.1	$ 0.2
Short-term debt (line of credit) [1]	138.5	0.0	0.0
Long-term debt	1,893.7	1,834.6	1,983.3
Total debt [2]	$ 2,046.3	$ 1,984.7	$ 1,983.5
Capital
Total debt [2]	$ 2,046.3	$ 1,984.7	$ 1,983.5
Equity	4,227.0	4,176.7	4,086.2
Total capital	$ 6,273.3	$ 6,161.4	$ 6,069.7
Total Debt as a Percentage of Total Capital	32.6%	32.2%	32.7%
Weighted-average Effective Interest Rates
Bank line of credit [3]	1.75%	1.50%	N/A
Long-term debt	7.62%	8.10%	8.10%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	92.6%	99.3%	99.3%
Floating-rate debt	7.4%	0.7%	0.7%

1	Reflects borrowings under our line of credit that matures in June 2020. Borrowings are shown as short-term due to our intent to repay within twelve months.
2

The debt balances as of December 31, 2014 and June 30, 2014 have been adjusted to reflect our early adoption of ASU 2015-03 and related election as disclosed in Note 17 to the condensed consolidated financial statements.

3	Reflects the margin above LIBOR for LIBOR-based borrowings; we also pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

In June 2015, we cancelled our secured $500.0 million line of credit and entered into an unsecured $750.0 million line of credit that expires in June 2020. The expanded borrowing capacity is consistent with the refinancing plans (the 2015 refinancing plans) disclosed at our February 25, 2015 Investor Day, and is intended to be consistently used to, among other objectives, maintain total debt at approximately $2 billion at year end 2015 (consistent with year end 2014). Borrowings at June 30, 2015 consisted partially of funds used to complete the April 2015 debt retirements described in Note 7 to the condensed consolidated financial statements, and partially to fund working capital needs. We expect to use the line of credit to refinance at maturity the 10.125% notes ($150.0 million) due December 2015.

The line of credit agreement contains affirmative, negative and financial covenants customary for an unsecured facility (none of which materially impact our ability to execute our strategic, operating and financial plans). The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 through September 2016 and 3.25:1 thereafter, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2015, we were in compliance with the line of credit covenants.

Borrowings and other cost ranges and details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2015, the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.75%, the credit margin for base rate borrowings was 0.75% and the commitment fee was 0.25%.

As of June 30, 2015, our available borrowing capacity under the line of credit was $558.3 million. Utilization of the borrowing capacity was as follows:

▪	$138.5 million was borrowed
▪	$53.2 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our  term debt is unsecured.  All such debt, other than the $14.0 million industrial revenue bond and the $0.6 million of other notes, is governed by two, essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt.  As of June 30, 2015, we were in compliance with all of the term debt covenants.

In March and April of 2015, we completed the refinancing of $471.1 million principal amount of debt due between December 2016 and June 2018 as described in Note 7 to the condensed consolidated financial statements. We plan to refinance at maturity (December 2015) the 10.125% notes via borrowings on our line of credit. These refinancing actions are consistent with the aforementioned 2015 refinancing plans, will result in total debt of approximately $2.0 billion at year end 2015 (consistent with year end 2014) and have the following benefits, among others: (1) eliminate $621.1 million of debt maturities in 2015 – 2018, (2) extend the weighted-average life of our debt portfolio, and (3) lower our weighted-average coupon rate.

The refinancing actions resulted in charges totaling $67.1 million in the first and second quarters. Such charges are detailed in Note 7 to the condensed consolidated financial statements and are presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the six month period ended June 30, 2015.

In March 2014, we purchased $506.4 million principal amount of debt through a tender offer as described in Note 7 to the condensed consolidated financial statements. This debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area.

CURRENT MATURITIES of long-term debt

The  $14.1 million of current maturities of long-term debt as of June 30, 2015 includes all long-term debt  that we intend to pay within twelve months, as described above, and is due as follows:

Current
in millions	Maturities
Third quarter 2015	$ 14.0
Fourth quarter 2015	0.1
First quarter 2016	0.0
Second quarter 2016	0.0

We expect to retire debt maturities using existing cash, cash generated from operations or by drawing on our bank line of credit.

debt ratings

Our debt ratings and outlooks as of June 30, 2015 are summarized below:

	Rating/Outlook	Date	Description
Senior Unsecured [1]
Fitch	BB+/stable	5/11/2015	initial coverage
Moody's [2]	Ba3/positive	2/18/2015	outlook changed from stable to positive
Standard & Poor's	BB+/positive	3/16/2015	outlook changed from stable to positive

1	Not all of our long-term debt is rated.
2	Rating and outlook were affirmed on March 16, 2015.

Equity

Our common stock issuances are summarized below:

June 30		December 31	June 30
in thousands	2015	2014	2014
Common stock shares at beginning of year,
issued and outstanding	131,907	130,200	130,200
Common Stock Issuances
Acquisitions	0	715	17
401(k) retirement plans	0	485	436
Share-based compensation plans	1,077	507	257
Common stock shares at end of period,
issued and outstanding	132,984	131,907	130,910

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

Under a program that was discontinued in the fourth quarter of 2014, we occasionally sold shares of our common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	twelve months ended December 31, 2014 — issued 485.3 thousand shares for cash proceeds of $30.6 million
▪	six months ended June 30, 2014 — issued 435.7 thousand shares for cash proceeds of $27.5 million

There were no shares held in treasury as of June 30, 2015, December 31, 2014 and June 30, 2014. There were 3,411,416 shares remaining under the current purchase authorization of the Board of Directors as of June 30, 2015.

off-balance sheet arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪	results of operations and financial position
▪	capital expenditures
▪	liquidity and capital resources

Standby Letters of Credit

For a discussion of our standby letters of credit, see Note 8 to the condensed consolidated financial statements.

Cash Contractual Obligations

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.  Changes resulting from our March 2015 debt issuance and  purchase  and the April 2015 debt restructuring as described in Note 7 to the condensed consolidated financial statements are outlined in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

In addition, during 2015, we entered into contractual agreements for the construction and purchase of two Panamax-class, self-unloading, bulk cargo vessels. Both vessels are scheduled to be completed in 2017 and will be used to transport aggregates from our Sac Tun quarry on Mexico’s Yucatan Peninsula. As a result of these contracts, our obligations to make future payments under contracts increased as follows:

	Payments Due by Year
in millions	2015	2016-2017	2018-2019	Thereafter	Total
Cash Contractual Obligations
Unconditional purchase obligations
Capital	$ 36.5	$ 85.3	$ 0.0	$ 0.0	$ 121.8
Total	$ 36.5	$ 85.3	$ 0.0	$ 0.0	$ 121.8

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2015.

new Accounting standards

For a discussion of the accounting standards recently adopted or pending adoption and the effect such accounting changes will have on our results of operations, financial position or liquidity, see Note 17 to the condensed consolidated financial statements.

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
▪

the increasing reliance on information technology infrastructure for our ticketing, procurement, financial statements and other processes could adversely affect operations in the event that the infrastructure does not work as intended or experiences technical difficulties or is subjected to cyber attacks

▪	the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪	changes in the level of spending for private residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	the impact of our below investment grade debt rating on our cost of capital
▪	volatility in pension plan asset values and liabilities which may require cash contributions to the pension plans
▪	the impact of environmental clean-up costs and other liabilities relating to previously divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to successfully implement our new divisional structure and changes in our management team
▪	our ability to manage and successfully integrate acquisitions
▪	the potential of goodwill or long-lived asset impairment
▪	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals
▪	other assumptions, risks and uncertainties detailed from time to time in our periodic reports

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

Our Board of Directors has also adopted:

▪	Corporate Governance Guidelines
▪	Charters for its Audit, Compensation, Executive, Finance, Governance and Safety, Health & Environmental Affairs Committees

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

At June 30, 2015, the estimated fair value of our long-term debt instruments including current maturities was $2,155.1 million compared to a book value of $1,907.9 million. The estimated fair value was determined by averaging several asking price quotes for publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the measurement date. Although we are not aware of any factors that would significantly affect the estimated fair value amount, it has not been comprehensively revalued since the measurement date. The effect of a decline in interest rates of one percentage point would increase the fair value of our liability by $120.6 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

No material changes were made during the second quarter of 2015 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

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

ITEM 6

exhibits

Exhibit 4(a)	Supplemental Indenture No. 2, dated as of June 30, 2015, between Legacy Vulcan, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date August 5, 2015	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date August 5, 2015	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)