Form 10-Q
period 2015-09-30
Vulcan Materials CO
filed 2015-11-04
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at October 30, 2015 133,318,991

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2015 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	47
	Item 1A.	Risk Factors	47
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
	Item 4.	Mine Safety Disclosures	47
	Item 6.	Exhibits	48
		Signatures	49

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	September 30	December 31	September 30
in thousands, except per share data	2015	2014	2014
Assets
Cash and cash equivalents	$ 168,681	$ 141,273	$ 91,868
Accounts and notes receivable
Accounts and notes receivable, gross	558,755	378,947	485,176
Less: Allowance for doubtful accounts	(5,770)	(5,105)	(5,428)
Accounts and notes receivable, net	552,985	373,842	479,748
Inventories
Finished products	275,717	275,172	254,931
Raw materials	21,680	19,741	22,987
Products in process	1,161	1,250	1,331
Operating supplies and other	28,148	25,641	27,335
Inventories	326,706	321,804	306,584
Current deferred income taxes	39,301	39,726	41,745
Prepaid expenses	56,017	28,640	34,673
Assets held for sale	0	15,184	0
Total current assets	1,143,690	920,469	954,618
Investments and long-term receivables	40,516	41,650	42,117
Property, plant & equipment
Property, plant & equipment, cost	6,803,588	6,608,842	6,608,342
Reserve for depreciation, depletion & amortization	(3,683,961)	(3,537,212)	(3,539,772)
Property, plant & equipment, net	3,119,627	3,071,630	3,068,570
Goodwill	3,094,824	3,094,824	3,095,317
Other intangible assets, net	766,695	758,243	758,863
Other noncurrent assets	151,514	154,281	150,160
Total assets	$ 8,316,866	$ 8,041,097	$ 8,069,645
Liabilities
Current maturities of long-term debt	130	150,137	145
Trade payables and accruals	195,536	145,148	167,837
Other current liabilities	216,411	156,073	196,830
Liabilities of assets held for sale	0	520	0
Total current liabilities	412,077	451,878	364,812
Long-term debt	1,979,493	1,834,642	1,984,075
Noncurrent deferred income taxes	692,643	691,137	733,613
Deferred revenue	209,651	213,968	216,205
Other noncurrent liabilities	659,725	672,773	569,841
Total liabilities	$ 3,953,589	$ 3,864,398	$ 3,868,546
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 133,315, 131,907 and 131,703 shares, respectively	133,315	131,907	131,703
Capital in excess of par value	2,812,593	2,734,661	2,719,169
Retained earnings	1,564,215	1,471,845	1,441,742
Accumulated other comprehensive loss	(146,846)	(161,714)	(91,515)
Total equity	$ 4,363,277	$ 4,176,699	$ 4,201,099
Total liabilities and equity	$ 8,316,866	$ 8,041,097	$ 8,069,645
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited		September 30		September 30
in thousands, except per share data	2015	2014	2015	2014
Total revenues	$ 1,038,460	$ 873,579	$ 2,564,896	$ 2,239,142
Cost of revenues	747,170	664,537	1,961,292	1,821,220
Gross profit	291,290	209,042	603,604	417,922
Selling, administrative and general expenses	71,390	66,074	207,350	199,808
Gain on sale of property, plant & equipment
and businesses	799	1,002	7,423	238,527
Restructuring charges	(448)	(750)	(4,546)	(750)
Other operating expense, net	(8,045)	(2,889)	(22,391)	(17,645)
Operating earnings	212,206	140,331	376,740	438,246
Other nonoperating income (expense), net	(2,818)	(593)	(2,277)	4,030
Interest expense, net	37,800	40,891	183,931	201,531
Earnings from continuing operations
before income taxes	171,588	98,847	190,532	240,745
Provision for income taxes	45,386	31,066	51,177	71,947
Earnings from continuing operations	126,202	67,781	139,355	168,798
Loss on discontinued operations, net of tax	(2,397)	(842)	(7,066)	(1,896)
Net earnings	$ 123,805	$ 66,939	$ 132,289	$ 166,902
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	282	598	5,607	4,167
Adjustment for funded status of benefit plans	0	0	0	2,943
Amortization of actuarial loss and prior service
cost for benefit plans	3,883	1,114	9,261	1,006
Other comprehensive income	4,165	1,712	14,868	8,116
Comprehensive income	$ 127,970	$ 68,651	$ 147,157	$ 175,018
Basic earnings (loss) per share
Continuing operations	$ 0.95	$ 0.51	$ 1.05	$ 1.29
Discontinued operations	(0.02)	0.00	(0.06)	(0.02)
Net earnings	$ 0.93	$ 0.51	$ 0.99	$ 1.27
Diluted earnings (loss) per share
Continuing operations	$ 0.93	$ 0.51	$ 1.03	$ 1.27
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.01)
Net earnings	$ 0.91	$ 0.50	$ 0.98	$ 1.26
Weighted-average common shares outstanding
Basic	133,474	131,797	133,082	131,256
Assuming dilution	135,558	133,369	134,942	132,759
Cash dividends per share of common stock	$ 0.10	$ 0.06	$ 0.30	$ 0.16
Depreciation, depletion, accretion and amortization	$ 69,662	$ 71,157	$ 204,770	$ 208,858
Effective tax rate from continuing operations	26.5%	31.4%	26.9%	29.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited		September 30
in thousands	2015	2014
Operating Activities
Net earnings	$ 132,289	$ 166,902
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	204,770	208,858
Net gain on sale of property, plant & equipment and businesses	(7,423)	(238,527)
Contributions to pension plans	(11,337)	(4,115)
Share-based compensation	14,020	18,425
Excess tax benefits from share-based compensation	(16,950)	(3,375)
Deferred tax provision (benefit)	(7,640)	13,158
Cost of debt purchase	67,075	72,949
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(79,000)	(89,888)
Other, net	(14,467)	5,339
Net cash provided by operating activities	$ 281,337	$ 149,726
Investing Activities
Purchases of property, plant & equipment	(214,815)	(169,220)
Proceeds from sale of property, plant & equipment	4,464	21,320
Proceeds from sale of businesses, net of transaction costs	0	719,089
Payment for businesses acquired, net of acquired cash	(20,801)	(268,604)
Other, net	(301)	0
Net cash provided by (used for) investing activities	$ (231,453)	$ 302,585
Financing Activities
Proceeds from line of credit	291,000	70,000
Payment of current maturities, long-term debt and line of credit	(751,056)	(649,711)
Proceeds from issuance of long-term debt	400,000	0
Debt and line of credit issuance costs	(7,382)	0
Proceeds from issuance of common stock	0	30,620
Dividends paid	(39,878)	(20,973)
Proceeds from exercise of stock options	67,888	12,513
Excess tax benefits from share-based compensation	16,950	3,375
Other, net	2	(5)
Net cash used for financing activities	$ (22,476)	$ (554,181)
Net increase (decrease) in cash and cash equivalents	27,408	(101,870)
Cash and cash equivalents at beginning of year	141,273	193,738
Cash and cash equivalents at end of period	$ 168,681	$ 91,868
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the audited financial statement at that date. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

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

RESTRUCTURING CHARGES

In 2014, we announced changes to our executive management team, and a new divisional organization structure that was effective January 1, 2015. During the three and nine months ended September 30, 2015, we incurred $448,000 and $4,546,000, respectively, of costs related to these initiatives. During the three and nine months ended September 30, 2014, we incurred $750,000 of costs related to these initiatives. Future related charges for these initiatives are estimated to be immaterial.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Weighted-average common shares
outstanding	133,474	131,797	133,082	131,256
Dilutive effect of
Stock options/SOSARs [1]	919	661	1,024	671
Other stock compensation plans	1,165	911	836	832
Weighted-average common shares
outstanding, assuming dilution	135,558	133,369	134,942	132,759

1	Stock-Only Stock Appreciation Rights (SOSARs)

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. There were no excluded shares for the periods presented.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Antidilutive common stock equivalents	545	2,355	555	2,355

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Discontinued Operations
Pretax loss	$ (3,974)	$ (1,393)	$ (11,627)	$ (3,132)
Income tax benefit	1,577	551	4,561	1,236
Loss on discontinued operations,
net of income taxes	$ (2,397)	$ (842)	$ (7,066)	$ (1,896)

The losses from discontinued operations noted above include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The current year’s increased losses resulted primarily from charges associated with the Lower Passaic and Texas Brine matters as further discussed in Note 8.

Note 3: Income Taxes

Our estimated annual effective tax rate (EAETR) is based on full year expectations of pretax book earnings, statutory tax rates, permanent differences between book and tax accounting such as percentage depletion, and tax planning alternatives available in the various jurisdictions in which we operate. For interim financial reporting, we calculate our quarterly income tax provision in accordance with the EAETR. Each quarter, we update our EAETR based on our revised full year expectation of pretax book earnings and calculate the income tax provision so that the year-to-date income tax provision reflects the EAETR. Significant judgment is required in determining our EAETR.

In the third quarter of 2015, we recorded an income tax expense from continuing operations of $45,386,000 compared to $31,066,000 in the third quarter of 2014. The change in our income tax expense for the quarter resulted largely from applying the statutory rate to the increase in our pretax book earnings.

For the nine months ended September 30, 2015, we recorded an income tax expense from continuing operations of $51,177,000 compared to $71,947,000 for the nine months ended September 30, 2014. The change in our income tax expense for the nine month period resulted largely from applying the statutory rate to the decrease in our pretax book earnings.

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

Based on our third quarter 2015 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of certain state net operating loss carryforwards. For 2015, we project deferred tax assets related to state net operating loss carryforwards of $62,170,000, of which $59,354,000 relates to Alabama. Through the second quarter of 2015, we maintained a full valuation allowance against the Alabama net operating loss carryforward.

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, we restructured our legal entities during the second quarter of 2015. We communicated then that this restructuring might allow for utilization of some or all of our Alabama net operating loss carryforward prior to its expiration.

At the end of the third quarter, our cumulative three-year Alabama adjusted income turned positive. This development, in conjunction with all other available positive and negative evidence, has led us to conclude that it is more likely than not that $4,655,000 of the Alabama net operating loss carryforward is realizable. As such, a deferred tax benefit of $4,655,000 was recorded in the third quarter to reflect such reduction in the valuation allowance. Each quarter, we will reassess all positive and negative evidence to determine the appropriate amount of the valuation allowance.

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

▪	the purchaser's percentage of the maximum 143.2 million tons of future production is estimated to be 10.5% (approximately 15 million tons); the actual percentage may vary

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Deferred Revenue
Balance at beginning of period	$ 217,429	$ 222,589	$ 219,968	$ 224,743
Cash received and revenue deferred	0	0	0	187
Amortization of deferred revenue	(1,778)	(1,384)	(4,317)	(3,725)
Balance at end of period	$ 215,651	$ 221,205	$ 215,651	$ 221,205

Based on expected aggregates sales from the specified quarries, we anticipate recognizing an estimated $6,000,000 of deferred revenue (reflected in other current liabilities in our 2015 Condensed Consolidated Balance Sheet) during the 12-month period ending September 30, 2016.

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1
	September 30	December 31	September 30
in thousands	2015	2014	2014
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 12,081	$ 15,532	$ 14,986
Equities	8,778	11,248	12,838
Total	$ 20,859	$ 26,780	$ 27,824

Level 2
	September 30	December 31	September 30
in thousands	2015	2014	2014
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 1,464	$ 1,415	$ 1,367
Total	$ 1,464	$ 1,415	$ 1,367

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

Net gains (losses) of the Rabbi Trust investments were $(1,964,000) and $2,571,000 for the nine months ended September 30, 2015 and 2014, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at September 30, 2015 and 2014 were $(2,068,000) and $369,000, respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Assets that were subject to fair value measurement on a nonrecurring basis are summarized below:

	Period ending September 30, 2015		Period ending September 30, 2014
		Impairment		Impairment
in thousands	Level 2	Charges	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment, net	$ 0	$ 2,176	$ 2,280	$ 2,987
Other intangible assets, net	0	2,858	0	0
Other assets	0	156	0	0
Total	$ 0	$ 5,190	$ 2,280	$ 2,987

We recorded $5,190,000 and $2,987,000 of losses on impairment of long-lived assets (reported within other operating expense, net in our accompanying Condensed Consolidated Statements of Comprehensive Income) for the nine months ended September 30, 2015 and 2014, respectively, reducing the carrying value of these assets to their estimated fair values of $0 and $2,280,000. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

Note 6: Derivative Instruments

During the normal course of operations, we are exposed to market risks including interest rates, foreign currency exchange rates and commodity prices. From time to time, and consistent with our risk management policies, we use derivative instruments to balance the cost and risk of such expenses. We do not utilize derivative instruments for trading or other speculative purposes.

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

CASH FLOW HEDGES

During 2007, we entered into fifteen forward starting interest rate locks on $1,500,000,000 of future debt issuances in order to hedge the risk of higher interest rates. Upon the 2007 and 2008 issuances of the related fixed-rate debt, underlying interest rates were lower than the rate locks and we terminated and settled these forward starting locks for cash payments of $89,777,000.  This amount was booked to AOCI and is being amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2015	2014	2015	2014
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (467)	$ (989)	$ (9,282)	$ (6,892)

The loss reclassified from AOCI for the nine months ended September 30, 2015 and 2014 includes the acceleration of a proportional amount of the deferred loss in the amount of $7,208,000 and $3,762,000, respectively, referable to the debt purchases as described in Note 7.

For the 12-month period ending September 30, 2016, we estimate that $1,967,000 of the pretax loss in AOCI will be reclassified to earnings.

FAIR VALUE HEDGES

In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016 to refinance near term floating-rate debt. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000 to reestablish the pre-refinancing mix of fixed- and floating-rate debt. Under these agreements, we paid 6-month London Interbank Offered Rate (LIBOR) plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 gain component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and is being amortized as a reduction to interest expense over the terms of the related debt using the effective interest method.

This deferred gain amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 282	$ 493	$ 2,795	$ 10,171

The amortized deferred gain for the nine months ended September 30, 2015 and 2014 includes the acceleration of a proportional amount of the deferred gain in the amount of $1,642,000 and $8,032,000, respectively, referable to the debt purchases as described in Note 7. The deferred gain will be fully amortized in December 2015, concurrent with the retirement of the 10.125% notes due 2015.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in thousands	Interest Rates	2015	2014	2014
Short-term Debt
Bank line of credit expires 2020 [1,2]	n/a	$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2020 [1,2,3]	1.75%	$ 85,000	$ 0	$ 0
10.125% notes due 2015 [4]	9.58%	150,000	150,000	150,000
6.50% notes due 2016	n/a	0	125,001	125,001
6.40% notes due 2017	n/a	0	218,633	218,633
7.00% notes due 2018	7.87%	272,512	400,000	400,000
10.375% notes due 2018	10.63%	250,000	250,000	250,000
7.50% notes due 2021	7.75%	600,000	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Industrial revenue bond due 2022	n/a	0	14,000	14,000
4.50% notes due 2025	4.65%	400,000	0	0
7.15% notes due 2037	8.05%	240,188	240,188	240,188
Other notes [2]	6.25%	503	637	753
Unamortized discounts and debt issuance costs	n/a	(24,821)	(22,716)	(23,893)
Unamortized deferred interest rate swap gain [5]	n/a	241	3,036	3,538
Total long-term debt including current maturities [6]		$ 1,979,623	$ 1,984,779	$ 1,984,220
Less current maturities		130	150,137	145
Total long-term debt		$ 1,979,493	$ 1,834,642	$ 1,984,075
Total debt [7]		$ 1,979,623	$ 1,984,779	$ 1,984,220
Estimated fair value of long-term debt		$ 2,191,361	$ 2,092,673	$ 2,237,325

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	Non-publicly traded debt.
3	The effective interest rate is the current credit spread over LIBOR.
4

The 10.125% notes due 2015 are classified as long-term debt (not current maturities) as of September 30, 2015 due to our intent and ability to refinance these notes at maturity (December 15, 2015) using our line of credit.

5	The unamortized deferred gain was realized upon the August 2011 settlement of interest rate swaps as discussed in Note 6.
6	The debt balances as of December 31, 2014 and September 30, 2014 have been adjusted to reflect our early adoption of ASU 2015-03 and related election as discussed in Note 17.
7

Face value of our debt is equal to total debt less unamortized discounts and debt issuance costs, and unamortized deferred interest rate swap gain, as follows: September 30, 2015 — $2,004,203 thousand, December 31, 2014 — $2,004,459 thousand and September 30, 2014 — $2,004,575 thousand.

Our total debt is presented in the table above net of unamortized discounts from par, unamortized deferred debt issuance costs and unamortized deferred interest rate swap settlement gain. Discounts, deferred debt issuance costs and deferred swap settlement gains are amortized using the effective interest method over the terms of the respective notes.

The estimated fair value of our debt presented in the table above was determined by: (1) averaging several asking price quotes for the publicly traded notes and (2) assuming par value for the remainder of the debt. The fair value estimates for the publicly traded notes were based on Level 2 information (as defined in Note 5) as of their respective balance sheet dates.

LINE OF CREDIT

In June 2015, we cancelled our secured $500,000,000 line of credit and entered into an unsecured $750,000,000 line of credit (incurring $2,589,000 of transaction fees) that expires in June 2020.

The line of credit contains affirmative, negative and financial covenants customary for an unsecured facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 through September 2016 and 3.25:1 thereafter,  and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of September 30, 2015, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend payment beyond twelve months.  Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 2.00%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 1.00%. The credit margin for both LIBOR and base rate borrowings is determined by either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower credit spread. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.35% based on either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower fee. As of September 30, 2015, the credit margin for LIBOR borrowings was 1.75%, the credit margin for base rate borrowings was 0.75%, and the commitment fee for the unused amount was 0.25%.

As of September 30, 2015, our available borrowing capacity was $626,136,000. Utilization of the borrowing capacity was as follows:

▪	$85,000,000 was borrowed
▪	$38,864,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. All such debt, other than the $503,000 of other notes, is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of September 30, 2015, we were in compliance with all of the term debt covenants.

In August 2015, we repaid our $14,000,000 industrial revenue bond due 2022 (such repayment did not incur any prepayment penalties) via borrowing on our line of credit.

In March 2015, we issued $400,000,000 of 4.50% senior notes due 2025. Proceeds (net of underwriter fees and other transaction costs) of $395,207,000 were partially used to fund the March 30, 2015 purchase, via tender offer, of $127,303,000 principal amount (32%) of the 7.00% notes due 2018. The March 2015 debt purchase cost $145,899,000, including an $18,140,000 premium above the principal amount of the notes and transaction costs of $456,000. The premium primarily reflects the trading price of the notes relative to par prior to the tender offer commencement. Additionally, we recognized $3,138,000 of net noncash expense associated with the acceleration of a proportional amount of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined first quarter charge of $21,734,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the nine month period ended September 30, 2015.

The remaining net proceeds from the March 2015 debt issuance, together with cash on hand and borrowings under our line of credit, funded: (1) the April 2015 redemption of $218,633,000 principal amount (100%) of the 6.40% notes due 2017, (2) the April 2015 redemption of $125,001,000 principal amount (100%) of the 6.50% notes due 2016 and (3) the April 2015 purchase, via the tender offer commenced in March 2015 of  $185,000 principal amount (less than 1%) of the 7.00% notes due 2018. The April 2015 debt purchases cost $385,024,000, including a $41,153,000 premium above the principal amount of the notes and transaction costs of $52,000. The premium primarily reflects the make-whole value of the 2016 notes and the 2017 notes. Additionally, we recognized $4,136,000 of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined second quarter charge of $45,341,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the nine month period ended September 30, 2015.

Consistent with our intent and ability to refinance the 10.125% notes due 2015 via borrowing on our line of credit, such notes are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2015.

In March 2014, we purchased $506,366,000 principal amount of debt through a tender offer as follows: $374,999,000 of 6.50% notes due in 2016 and $131,367,000 of 6.40% notes due in 2017. This debt purchase was funded by the sale of our cement and concrete businesses in the Florida area as described in Note 16. The March 2014 debt purchases cost $579,659,000, including a $71,829,000 premium above the principal amount of the notes and transaction costs of $1,464,000. The premium primarily reflects the trading price of the notes relative to par prior to the tender offer commencement. Additionally, we recognized a net noncash benefit of $344,000 associated with the acceleration of a proportional amount of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined charge of $72,949,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the nine month period ended September 30, 2014.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2015 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 33,111
Reclamation/restoration requirements	5,753
Total	$ 38,864

Note 8: Commitments and Contingencies

As summarized by purpose in Note 7, our standby letters of credit totaled $38,864,000 as of September 30, 2015.

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

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the “Cooperating Parties Group”) to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). On April 11, 2014, the EPA issued a proposed Focused Feasibility Study (FFS) that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is approximately $950 million to $1.73 billion. The period for public comment on the proposed FFS is closed and it is anticipated that the EPA will issue its final record of decision sometime in 2015. The Cooperating Parties Group draft RI/FS estimates the preferred remedial action presented therein to cost in the range of approximately $475 million to $725 million (including $93 million in operations and maintenance costs for a 30-year period).

The AOC does not obligate us to fund or perform the remedial action contemplated by either the draft RI/FS or the FFS. Vulcan formerly owned a chemicals operation near River Mile 0.1, which was sold in 1974. The Company has found no evidence that its former chemicals operation contributed any of the primary contaminants of concern to the River.

Neither the ultimate remedial approach, nor the parties who will participate in funding the remediation and their respective allocations, have been determined. However, we recorded an immaterial loss for this matter in the first quarter of 2015 based on the cost estimate of the preferred remedial action supported by the Cooperating Parties Group’s draft RI/FS.

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

▪

HEWITT LANDFILL MATTER — On September 8, 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at Vulcan’s former Hewitt Landfill in Los Angeles. The CAO follows a 2014 Investigative Order from RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring Vulcan to provide groundwater monitoring results to RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. Vulcan is engaged in performing site investigation work required by the CAO.

Vulcan is also engaged in an ongoing dialogue with the U.S. Environmental Protection Agency, the Los Angeles Department of Water and Power, and other stakeholders regarding the potential contribution of the Hewitt Landfill to groundwater contamination in the San Fernando Valley. We are gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. This work is also intended to assist in identification of other sources of contamination. At this time, we cannot reasonably estimate a range of liability pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and nine month periods ended September 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
ARO Operating Costs
Accretion	$ 2,766	$ 2,892	$ 8,553	$ 8,745
Depreciation	1,681	1,080	4,683	3,060
Total	$ 4,447	$ 3,972	$ 13,236	$ 11,805

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Asset Retirement Obligations
Balance at beginning of period	$ 234,919	$ 225,117	$ 226,565	$ 228,234
Liabilities incurred	0	3,604	6,159	3,604
Liabilities settled	(5,318)	(7,684)	(13,318)	(20,527)
Accretion expense	2,766	2,892	8,553	8,745
Revisions up, net	2,313	4,539	6,721	8,412
Balance at end of period	$ 234,680	$ 228,468	$ 234,680	$ 228,468

The net revisions relate to revised cost estimates and spending patterns for several quarries located primarily in California.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$ 1,213	$ 1,039	$ 3,638	$ 3,118
Interest cost	11,004	11,098	33,077	33,294
Expected return on plan assets	(13,683)	(12,701)	(41,051)	(38,102)
Settlement charge	2,031	0	2,031	0
Amortization of prior service cost	12	47	36	141
Amortization of actuarial loss	5,383	2,806	16,292	8,416
Net periodic pension benefit cost	$ 5,960	$ 2,289	$ 14,023	$ 6,867
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 7,426	$ 2,853	$ 18,359	$ 8,557

The reclassifications from AOCI noted in the table above are related to a settlement charge, amortization of prior service costs and actuarial losses as shown in Note 11. The settlement charge noted above relates to a lump sum payment to a former employee from the nonqualified plan. This $2,031,000 charge is reflected within both cost of revenues, and selling, administrative and general expenses in our accompanying Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015.

Prior contributions, along with the existing funding credits, are expected to be sufficient to cover required contributions to the qualified plans through 2015.

In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. In 2012, we amended our postretirement healthcare plan to cap our portion of the medical coverage cost at the 2015 level. Substantially all of our salaried employees and, where applicable, certain of our hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, Company-provided healthcare benefits terminate when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first.

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$ 473	$ 536	$ 1,420	$ 1,609
Interest cost	621	824	1,864	2,473
Curtailment gain	0	0	0	(3,832)
Amortization of prior service credit	(1,058)	(1,081)	(3,174)	(3,245)
Amortization of actuarial loss	9	57	28	170
Net periodic postretirement benefit cost (credit)	$ 45	$ 336	$ 138	$ (2,825)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,049)	$ (1,024)	$ (3,146)	$ (6,907)

The reclassifications from AOCI noted in the table above are related to a curtailment gain, amortization of prior service credits and actuarial losses as shown in Note 11. The March 2014 sale of our cement and concrete businesses in the Florida area (see Note 16) significantly reduced total expected future service of our postretirement plans resulting in a one-time curtailment gain of $3,832,000. This gain is reflected within gain on sale of property, plant & equipment and businesses in our accompanying Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2014.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2015	2014	2014
AOCI
Cash flow hedges	$ (14,715)	$ (20,322)	$ (21,011)
Pension and postretirement benefit plans	(132,131)	(141,392)	(70,504)
Total	$ (146,846)	$ (161,714)	$ (91,515)

Changes in AOCI, net of tax, for the nine months ended September 30, 2015 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2014	$ (20,322)	$ (141,392)	$ (161,714)
Other comprehensive income (loss)
before reclassifications	0	0	0
Amounts reclassified from AOCI	5,607	9,261	14,868
Net current period OCI changes	5,607	9,261	14,868
Balance as of September 30, 2015	$ (14,715)	$ (132,131)	$ (146,846)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2015	2014	2015	2014
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 467	$ 989	$ 9,282	$ 6,892
(Benefit from) provision for income taxes	(185)	(391)	(3,675)	(2,725)
Total [1]	$ 282	$ 598	$ 5,607	$ 4,167
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 5,242	$ 1,465	$ 12,417	$ 1,324
Selling, administrative and general expenses	1,136	362	2,796	326
(Benefit from) provision for income taxes	(2,495)	(713)	(5,952)	(644)
Total [2]	$ 3,883	$ 1,114	$ 9,261	$ 1,006
Total reclassifications from AOCI to earnings	$ 4,165	$ 1,712	$ 14,868	$ 5,173

1	Nine months ended September 30, 2015 and 2014 include the acceleration of a proportional amount of deferred interest rate derivatives (see Note 6) referable to debt purchases (see Note 7).
2

Nine months ended September 30, 2015 includes a one-time settlement loss resulting from a lump sum payment to a former employee (see Note 10). Nine months ended September 30, 2014 includes a one-time curtailment gain (see Note 10) resulting from the sale of our cement and concrete businesses in the Florida area (see Note 16).

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

In 2014, we issued 715,004 shares of common stock in connection with a business acquisition as described in Note 16.

Under a program that was discontinued in the fourth quarter of 2014, we occasionally sold shares of common stock to the trustee of our 401(k) retirement plans to satisfy the plan participants’ elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds were as follows:

▪	twelve months ended December 31, 2014 — issued 485,306 shares for cash proceeds of $30,620,000
▪	nine months ended September 30, 2014 — issued 485,306 shares for cash proceeds of $30,620,000

Changes in total equity for the nine months ended September 30, 2015 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2014	$ 4,176,699
Net earnings	132,289
Common stock issued
Share-based compensation plans	48,329
Share-based compensation expense	14,020
Excess tax benefits from share-based compensation	16,950
Cash dividends on common stock ($0.30 per share)	(39,878)
Other comprehensive income	14,868
Other	0
Balance at September 30, 2015	$ 4,363,277

There were no shares held in treasury as of September 30, 2015, December 31, 2014 and September 30, 2014. As of September 30, 2015, 3,411,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2015	2014	2015	2014
Total Revenues
Aggregates [1]	$ 830.8	$ 688.9	$ 2,067.7	$ 1,752.6
Asphalt Mix [2]	178.9	136.4	410.9	330.0
Concrete [2,3]	88.0	99.0	226.4	288.8
Calcium [4]	2.2	2.3	6.5	22.6
Segment sales	1,099.9	926.6	2,711.5	2,394.0
Aggregates intersegment sales	(61.4)	(53.0)	(146.6)	(145.7)
Calcium intersegment sales	0.0	0.0	0.0	(9.2)
Total revenues	$ 1,038.5	$ 873.6	$ 2,564.9	$ 2,239.1
Gross Profit
Aggregates	$ 250.9	$ 188.0	$ 525.8	$ 388.1
Asphalt Mix [2]	30.0	14.5	60.0	28.3
Concrete [2,3]	9.6	5.5	15.3	(0.5)
Calcium [4]	0.8	1.0	2.5	2.0
Total	$ 291.3	$ 209.0	$ 603.6	$ 417.9
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 57.7	$ 58.5	$ 170.3	$ 169.2
Asphalt Mix [2]	4.1	2.6	12.1	7.5
Concrete [2,3]	3.0	5.0	8.5	15.7
Calcium [4]	0.2	0.2	0.5	1.4
Other	4.7	4.9	13.4	15.1
Total	$ 69.7	$ 71.2	$ 204.8	$ 208.9
Identifiable Assets [5]
Aggregates			$ 7,533.2	$ 7,409.1
Asphalt Mix [2]			315.0	238.2
Concrete [2,3]			188.3	235.6
Calcium [4]			5.6	5.9
Total identifiable assets			$ 8,042.1	$ 7,888.8
General corporate assets			106.1	88.9
Cash items			168.7	91.9
Total			$ 8,316.9	$ 8,069.6

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and other revenues related to services.
2	In January 2015, we exchanged our California ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona (see Note 16).
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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2015	2014
Cash Payments
Interest (exclusive of amount capitalized)	$ 136,123	$ 163,593
Income taxes	46,271	64,539
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 11,941	$ 5,777
Amounts referable to business acquisitions
Liabilities assumed	2,645	24,881
Fair value of noncash assets and liabilities exchanged	20,000	4,914
Fair value of equity consideration	0	45,185

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September 30, 2015 and 2014.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2014 to September 30, 2015 are summarized below:

GOODWILL

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2014	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses	0	0	0	0	0
Goodwill of divested businesses	0	0	0	0	0
Total as of September 30, 2015	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

ACQUISITIONS

Through the nine months ended September 30, 2015, we purchased the following for $40,801,000 of consideration ($20,801,000 cash and $20,000,000 exchanges of real property and businesses (twelve California ready-mixed concrete operations)):

▪	three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico
▪	thirteen asphalt mix plants, primarily in Arizona

As a result, we recognized $16,176,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings ($7,168,000 - straight-line over 20 years and $9,008,000 - units of production over an estimated 50 years) and deductible for income tax purposes over 15 years. The purchase price allocation is preliminary pending appraisals of contractual rights in place and property, plant & equipment.

For the full year 2014, we purchased the following for total consideration of $331,836,000  ($284,237,000 cash; $2,414,000 exchanges of real property and businesses; and $45,185,000 of our common stock (715,004 shares)):

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

No assets met the criteria for held for sale at September 30, 2015 or 2014. As of December 31, 2014, twelve ready-mixed concrete facilities in California are presented in the accompanying Condensed Consolidated Balance Sheet as assets held for sale and liabilities of assets held for sale. During the first quarter of 2015, we swapped these ready-mixed concrete facilities for thirteen asphalt mix operations, primarily in Arizona (as noted above). The major classes of assets and liabilities of assets classified as held for sale are as follows:

	September 30	December 31	September 30
in thousands	2015	2014	2014
Held for Sale
Current assets	$ 0	$ 1,773	$ 0
Property, plant & equipment, net	0	12,764	0
Other intangible assets, net	0	647	0
Total assets held for sale	$ 0	$ 15,184	$ 0
Asset retirement obligations	$ 0	$ 520	$ 0
Total liabilities of assets held for sale	$ 0	$ 520	$ 0

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

DEBT ISSUANCE COSTS  As of and for the interim period ended June 30, 2015, we early adopted Accounting Standards Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under ASU 2015-03, debt issuance costs related to a note are presented in the balance sheet as a deduction from the related debt liability rather than as a prepaid expense (the amortization of such costs continues to be reported as interest expense). However, this ASU did not address the balance sheet presentation of debt issuance cost: (1) incurred before a debt liability is recognized or (2) associated with revolving debt arrangements, such as our line of credit. Accordingly, we elected an accounting policy to present these debt issuance costs as a deduction from the total debt liability. This ASU and related election are retrospectively applied to the beginning of the earliest period presented in the financial statements. As a result of the retrospective application of this change in accounting principle, we adjusted our Condensed Consolidated Balance Sheets for all prior periods presented. Debt issuance costs of $20,805,000 and $21,893,000 previously reported as other noncurrent assets on the Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, respectively, have been reclassified as a deduction from the principal amount of the total debt liability.

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

ACCOUNTING STANDARDS PENDING ADOPTION

MEASUREMENT-PERIOD ADJUSTMENTS  In September 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize measurement-period adjustments to provisional amounts in the reporting period in which the adjustments are determined. Previously, measurement-period adjustments were retrospectively applied. As an alternative to restating the prior periods for the measurement-period adjustments, the ASU requires acquirers to present separately on the face of the earnings statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This ASU is to be applied prospectively to adjustments to provisional amounts that occur after December 15, 2015. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2016. While we are still evaluating the impact of ASU 2015-16, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

INVENTORY MEASUREMENT  In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market principle to the lower of cost and net realizable value principle. The guidance applies to inventories that are measured using the first-in, first-out (FIFO) or average cost method, but does not apply to inventories that are measured by using the last-in, first-out (LIFO) or retail inventory method. We use the LIFO method for approximately 70% of our inventory (based on the December 31, 2014 balances); therefore, this ASU will not apply to the majority of our inventory. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2017. While we are still evaluating the impact of ASU 2015-11, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NET ASSET VALUE PER SHARE INVESTMENTS  In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize investments within the fair value hierarchy when their fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures would be limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. This ASU is to be applied retrospectively to all periods presented. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2016. While we are still evaluating the impact of ASU 2015-07, it will not impact our consolidated financial statements as it only affects disclosure. Thus, it will impact the notes to our consolidated financial statements, specifically, our pension plan fair value disclosures.

CONSOLIDATION  In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends existing consolidation guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

REVENUE RECOGNITION  In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU provides a more robust framework for addressing revenue issues and expands required revenue recognition disclosures. This ASU (as later amended) is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements.

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

EXECUTIVE SUMMARY

Financial highlights for THIRD Quarter 2015

Our third quarter results reflect continued strong revenue growth and margin expansion amidst the gradual recovery in construction activity across most of our markets. Third quarter revenues increased 19% and gross profit increased 39% from the prior year to $291.3 million, with gross profit and gross profit margins improving in each of the Aggregates, Asphalt Mix and Concrete segments. In our core Aggregates segment, we delivered the ninth consecutive quarter of year-over-year improvements in both shipments and per-ton margins. Same-store aggregates shipments rose 7% and same-store freight-adjusted aggregates pricing increased 8% from the prior year. Same-store incremental Aggregates segment gross profit equaled 72% of incremental freight-adjusted revenues for the quarter — and 73% for the trailing twelve months. Although full-year shipments may fall below plan primarily due to weather impacts in the first half of the year, continued pricing and margin improvements lead us to reconfirm our full-year EBITDA guidance.

Compared to third quarter 2014:

▪	Total revenues increased $164.9 million, or 19%, to $1,038.5 million
▪	Gross profit increased $82.2 million in total, or 39%, to $291.3 million
▪	Aggregates freight-adjusted revenues increased $97.5 million, or 18%, to $629.1 million
▪	Total shipments increased 10%, or 4.8 million tons to 52.6 million tons; same-store shipments increased 7%, or 3.5 million tons
▪	Segment gross profit increased $62.9 million, or 33% to $250.9 million
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 65%; on a same-store basis was 72%
▪	Average freight-adjusted sales price increased 8% in total and on a same-store basis
▪	Asphalt Mix, Concrete and Calcium segment gross profit improved $19.4 million, collectively
▪	Selling, Administrative and General (SAG) remained in line with expectations, declining as a percentage of total revenues (6.9% vs. 7.6%)
▪	Earnings from continuing operations were $126.2 million, or $0.93 per diluted share, compared to earnings of $67.8 million, or $0.51 per diluted share, in the third quarter of 2014
▪	Discrete items in the third quarter of 2015 include:
▪	a $4.7 million tax benefit related to a state NOL carryforward valuation allowance
▪	a pretax charge of $4.2 million associated with acquisitions and divestitures, and
▪	a pretax charge of $0.4 million for restructuring
▪	Discrete items in the third quarter of 2014 include:
▪	a pretax loss of $5.1 million (net of $3.9 million of charges associated with acquisitions and divestitures) related to the sale of real estate and businesses, and
▪	a pretax charge of $0.8 million for restructuring
▪	Adjusted EBITDA was $281.9 million, an increase of $66.5 million, or 31%

The ongoing, gradual recovery in construction activity and demand for our products continued in the third quarter. In fact, many of our customers now face bottlenecks in completing jobs as scheduled, particularly where significant work was delayed by weather in the first half of the year. The pricing environment also remains strong, as customers see improved backlogs and as construction materials suppliers increasingly focus on earning adequate returns on capital deployed. Against this backdrop, our teams continue to execute well and to meet rising customer demands efficiently and effectively. Despite cost pressures in certain areas, unit margins continued to rise across most geographic regions.

As a result of steps taken in the second quarter to streamline our corporate legal entity structure, we now expect to use a portion of a  $59.4 million deferred tax asset related to a state-level net operating loss (NOL) carryforward which previously was considered unusable. The resulting tax benefit in the third quarter was $4.7 million, or $0.03 per diluted share. We currently estimate our effective tax rate for the full year to be 28%.

At the end of the third quarter, total debt outstanding was approximately $2.0 billion. This amount includes $85.0 million of long-term, floating-rate bank borrowings under our $750.0 million revolving credit facility. As previously communicated, we intend to use additional long-term, floating-rate bank borrowings to refinance the $150.0 million note maturing in December. In the absence of other actions, end of year total long-term debt will remain at approximately $2.0 billion, with $235.0 million of that amount in the form of floating-rate borrowings. Our ratio of total debt to trailing twelve month Adjusted EBITDA was 2.6 at the end of the third quarter. The quarter end cash balance was $168.7 million.

Our capital deployment priorities remain unchanged from prior communications. Capital expenditures for the 2015 calendar year remain on track with plan, although we may opt to pull-forward some 2016 spending in order to take advantage of certain procurement savings opportunities. No material acquisitions or divestitures were closed in the third quarter. However, we will continue to evaluate such opportunities as they arise. Over time, and subject to the continued recovery of construction activity to more normalized levels, we expect to take a balanced approach to capital deployment, one incorporating strategic reinvestment, sustained financial strength and flexibility, and the return of capital to shareholders.

The performance of the operations acquired since the beginning of 2014’s third quarter continues to improve. In total, these operations contributed $12.9 million of EBITDA in the third quarter and $27.8 million year-to-date. The full-year EBITDA contribution from these operations may fall short of our original forecast due in part to the timing of capacity expansion investments at certain of the acquired aggregates operations. We remain pleased with the financial return profile and strategic fit of these investments.

Demand for our products continues to strengthen, and we are encouraged by the strong growth in aggregates pricing throughout our markets. We are reaffirming our expectation for full year Adjusted EBITDA of $775 to $825 million, assuming normal weather patterns in the fourth quarter. Consistent with our expectations throughout the year, these results are driven by strong growth in aggregates gross profit per ton, earnings improvement in our non-aggregates businesses and continuing leverage of our SAG expenses.

We expect the trends evident thus far in 2015 to extend into 2016. The gradual recovery in demand continues across most of our markets. The pricing environment remains positive. Our teams continue to convert incremental revenue into incremental gross profit at an impressive rate. Our focus will remain on continuous, compounding improvement — both operational and financial.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2015	2014	2015	2014
Gross profit	$ 291.3	$ 209.0	$ 603.6	$ 417.9
Total revenues	$ 1,038.5	$ 873.6	$ 2,564.9	$ 2,239.1
Gross profit margin	28.1%	23.9%	23.5%	18.7%

gross profit margin excluding freight and delivery revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2015	2014	2015	2014
Gross profit	$ 291.3	$ 209.0	$ 603.6	$ 417.9
Total revenues	$ 1,038.5	$ 873.6	$ 2,564.9	$ 2,239.1
Freight and delivery revenues [1]	160.6	135.3	403.5	351.0
Total revenues excluding freight and delivery revenues	$ 877.9	$ 738.3	$ 2,161.4	$ 1,888.1
Gross profit margin excluding
freight and delivery revenues	33.2%	28.3%	27.9%	22.1%

1	Includes freight to remote distribution sites.

Aggregates segment gross profit  margin as a percentage of freight-adjusted revenues is not a GAAP measure. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is meaningful to our investors as it excludes freight, delivery and transportation revenues, which are pass-through activities. It also excludes immaterial other revenues related to services, such as landfill tipping fees, that are derived from our aggregates business. Incremental gross profit as a percentage of freight-adjusted revenues represents the year-over-year change in gross profit divided by the year-over-year change in freight-adjusted revenues. Reconciliations of these metrics to their nearest GAAP measures are presented below:

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2015	2014	2015	2014
Aggregates segment
Gross profit	$ 250.9	$ 188.0	$ 525.8	$ 388.1
Segment sales	$ 830.8	$ 688.9	$ 2,067.7	$ 1,752.6
Gross profit margin	30.2%	27.3%	25.4%	22.1%
Incremental gross profit margin	44.3%		43.7%

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2015	2014	2015	2014
Aggregates segment
Gross profit	$ 250.9	$ 188.0	$ 525.8	$ 388.1
Segment sales	$ 830.8	$ 688.9	$ 2,067.7	$ 1,752.6
Less
Freight, delivery and transportation revenues [1]	196.4	152.4	484.4	398.2
Other revenues	5.3	4.9	16.0	15.2
Freight-adjusted revenues	$ 629.1	$ 531.6	$ 1,567.3	$ 1,339.2
Gross profit as a percentage of
freight-adjusted revenues	39.9%	35.4%	33.5%	29.0%
Incremental gross profit as a percentage of
freight-adjusted revenues	64.5%		60.4%

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

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

free cash flow

Free cash flow is calculated by deducting purchases of property, plant & equipment from net cash provided by operating activities.

	Nine Months Ended
	September 30
in millions	2015	2014
Net cash provided by operating activities	$ 281.3	$ 149.7
Purchases of property, plant & equipment	(214.8)	(169.2)
Free cash flow	$ 66.5	$ (19.5)

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2015	2014	2015	2014
Aggregates segment
Gross profit	$ 250.9	$ 188.0	$ 525.8	$ 388.1
DDA&A	57.7	58.5	170.3	169.2
Aggregates segment cash gross profit	$ 308.6	$ 246.5	$ 696.1	$ 557.3
Unit shipments - tons	52.6	47.8	133.6	121.1
Aggregates segment cash gross profit per ton	$ 5.87	$ 5.15	$ 5.21	$ 4.60
Asphalt Mix segment
Gross profit	$ 30.0	$ 14.5	$ 60.0	$ 28.3
DDA&A	4.1	2.6	12.1	7.5
Asphalt Mix segment cash gross profit	$ 34.1	$ 17.1	$ 72.1	$ 35.8
Concrete segment
Gross profit	$ 9.6	$ 5.5	$ 15.3	$ (0.5)
DDA&A	3.0	5.0	8.5	15.7
Concrete segment cash gross profit	$ 12.6	$ 10.5	$ 23.8	$ 15.2
Calcium segment
Gross profit	$ 0.8	$ 1.0	$ 2.5	$ 2.0
DDA&A	0.2	0.2	0.5	1.4
Calcium segment cash gross profit	$ 1.0	$ 1.2	$ 3.0	$ 3.4

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2015	2014	2015	2014
Net earnings	$ 123.8	$ 66.9	$ 132.3	$ 166.9
Provision for income taxes	45.4	31.1	51.2	71.9
Interest expense, net	37.8	40.9	183.9	201.5
Loss on discontinued operations, net of tax	2.4	0.8	7.1	1.9
Depreciation, depletion, accretion and amortization	69.7	71.2	204.7	208.9
EBITDA	$ 279.1	$ 210.9	$ 579.2	$ 651.1
(Gain) loss on sale of real estate and businesses	$ 0.0	$ 1.2	$ (5.9)	$ (235.9)
Charges associated with acquisitions and divestitures	4.2	3.9	9.3	15.5
Asset impairment	0.0	0.0	5.2	0.0
Amortization of deferred revenue	(1.8)	(1.4)	(4.3)	(3.7)
Restructuring charges	0.4	0.8	4.5	0.8
Adjusted EBITDA	$ 281.9	$ 215.4	$ 588.0	$ 427.8

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share data	2015	2014	2015	2014
Total revenues	$ 1,038.5	$ 873.6	$ 2,564.9	$ 2,239.1
Cost of revenues	747.2	664.6	1,961.3	1,821.2
Gross profit	$ 291.3	$ 209.0	$ 603.6	$ 417.9
Selling, administrative and general expenses	$ 71.4	$ 66.1	$ 207.4	$ 199.8
Gain on sale of property, plant & equipment
and businesses	$ 0.8	$ 1.0	$ 7.4	$ 238.5
Operating earnings	$ 212.2	$ 140.3	$ 376.7	$ 438.2
Interest expense, net	$ 37.8	$ 40.9	$ 183.9	$ 201.5
Earnings from continuing operations
before income taxes	$ 171.6	$ 98.8	$ 190.5	$ 240.7
Earnings from continuing operations	$ 126.2	$ 67.8	$ 139.4	$ 168.8
Loss on discontinued operations,
net of taxes	(2.4)	(0.9)	(7.1)	(1.9)
Net earnings	$ 123.8	$ 66.9	$ 132.3	$ 166.9
Basic earnings (loss) per share
Continuing operations	$ 0.95	$ 0.51	$ 1.05	$ 1.29
Discontinued operations	(0.02)	0.00	(0.06)	(0.02)
Basic net earnings per share	$ 0.93	$ 0.51	$ 0.99	$ 1.27
Diluted earnings (loss) per share
Continuing operations	$ 0.93	$ 0.51	$ 1.03	$ 1.27
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.01)
Diluted net earnings per share	$ 0.91	$ 0.50	$ 0.98	$ 1.26
EBITDA	$ 279.1	$ 210.9	$ 579.2	$ 651.1
Adjusted EBITDA	$ 281.9	$ 215.4	$ 588.0	$ 427.8

The following table compares our Concrete and Calcium Segments financial data excluding both the January 2015 exchange of our California concrete business and the March 2014 sale of our Florida area concrete and cement businesses.

ADJUSTED CONCRETE AND Calcium SEGMENT FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2015	2014	2015	2014
Concrete Segment
Segment sales
As reported	$ 88.0	$ 99.0	$ 226.4	$ 288.8
Adjusted	$ 88.0	$ 79.7	$ 221.3	$ 202.2

Total revenues
As reported	$ 88.0	$ 99.0	$ 226.4	$ 288.8
Adjusted	$ 88.0	$ 79.7	$ 221.3	$ 202.2

Gross profit
As reported	$ 9.6	$ 5.5	$ 15.3	$ (0.5)
Adjusted	$ 9.6	$ 7.2	$ 16.1	$ 7.7

DDA&A
As reported	$ 3.0	$ 5.0	$ 8.5	$ 15.7
Adjusted	$ 3.0	$ 4.2	$ 8.4	$ 12.1

Shipments - cubic yards
As reported	0.8	1.0	2.1	2.9
Adjusted	0.8	0.8	2.1	2.0
Calcium Segment
Segment sales
As reported	$ 2.2	$ 2.3	$ 6.5	$ 22.6
Adjusted	$ 2.2	$ 2.3	$ 6.5	$ 6.6

Total revenues
As reported	$ 2.2	$ 2.3	$ 6.5	$ 13.4
Adjusted	$ 2.2	$ 2.3	$ 6.5	$ 6.6

Gross profit
As reported	$ 0.8	$ 1.0	$ 2.5	$ 2.0
Adjusted	$ 0.8	$ 1.0	$ 2.5	$ 2.4

DDA&A
As reported	$ 0.2	$ 0.2	$ 0.5	$ 1.4
Adjusted	$ 0.2	$ 0.2	$ 0.5	$ 0.4

Third quarter 2015 Compared to Third Quarter 2014

Third quarter 2015 total revenues were $1,038.5 million, up 19% from the third quarter of 2014. Shipments increased in aggregates (+10%) and asphalt mix (+45%) while they declined in ready-mixed concrete (-17%). The reduction in ready-mixed concrete shipments resulted from our exiting the concrete business in California; on a same-store basis, ready-mixed concrete shipments were up 1%. Diesel fuel expenditures were approximately $13.5 million lower, with most of the benefit realized in the Aggregates segment.

Net earnings for the third quarter of 2015 were $123.8 million, or $0.91 per diluted share, compared to $66.9 million, or $0.50 per diluted share, in the third quarter of 2014. Each period’s results were impacted by discrete items, as follows:

▪

The third quarter of 2015 results include a pretax charge of $4.2 million related to acquisition and disposition activities and a $0.4 million pretax charge for restructuring, which were more than offset by a $4.7 million tax benefit related to a valuation allowance release (see Note 3 to the condensed consolidated financial statements)

▪

The third quarter of 2014 results include a pretax charge of $1.2 million to reduce the gain on sale of real estate and business (adjustment to the Argos gain), a pretax charge of $3.9 million related to acquisition and disposition activities, and a $0.8 million pretax charge for restructuring

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2015 versus the third quarter of 2014 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2014	$ 98.8
Higher aggregates gross profit	62.9
Higher asphalt mix gross profit	15.5
Higher concrete gross profit	4.1
Lower calcium gross profit	(0.2)
Higher selling, administrative and general expense	(5.3)
Lower gain on sale of property, plant & equipment and businesses	(0.2)
Lower restructuring charges	0.3
Lower interest expense, net	3.1
All other	(7.4)
Third quarter 2015	$ 171.6

Aggregates freight-adjusted revenues were $629.1 million, up 18% from the prior year’s third quarter. On a same-store basis, aggregates shipments increased 7% from the prior year. Overall, third quarter total aggregates shipments increased 10%, or 4.8 million tons, compared to the third quarter of 2014.

The third quarter marked the ninth consecutive quarter of growth in trailing twelve month aggregates shipments; however, consumption levels remain well below long-term, mid-cycle levels. We continue to see a gradual strengthening in both private and public construction in most of the markets we serve, although supply bottlenecks (e.g., availability of skilled trade labor) appear to impact the rate of growth in several areas. Arizona, California, Florida, Georgia, South Carolina and Texas each saw shipment growth in the quarter of 10% or higher. In contrast, Illinois saw shipments decline nearly 10% as large project work declined relative to the prior year’s third quarter.

Freight-adjusted average sales price for aggregates increased 8% on a same-store basis, or $0.86 per ton, versus the prior year’s third quarter, with most markets realizing solid price improvement. On a trailing twelve month basis, average selling prices increased 5%. The increase in the rate of pricing growth over recent trend was expected given market conditions and pricing actions taken earlier in the year. We expect positive pricing momentum to continue into the fourth quarter and 2016.

Overall Aggregates segment unit costs remained roughly in line with the prior year quarter as lower diesel expenditures largely offset higher costs in other areas. Relative to the prior year, unit costs were impacted by unfavorable geographic mix due to relatively higher volumes in both remote-served markets and other markets with higher inherent operating costs. Unit costs also were affected by increased expenditures for repair and maintenance activities, employee benefits and overtime labor. Compared to last year’s third quarter, cost of revenues for the Aggregates segment benefitted by approximately $11.8 million from lower diesel fuel expenditures. We remain focused, with a multi-quarter view, on balancing the factors impacting production quality, service quality and cost. Over the trailing twelve months and excluding the impact of diesel price movements and newly acquired operations, Aggregates segment unit cost of sales have remained essentially flat.

During the third quarter, Aggregates segment same-store unit margins continued to expand. Gross profit per ton increased $0.90, or 23%, from the prior year. On a trailing twelve month basis, same-store unit gross profit has increased 25%, while unit cash gross profit has increased 14% to $5.27 per ton.

For the quarter, Aggregates segment same-store freight-adjusted revenues increased $82.5 million, while same-store gross profit increased $59.7 million, a flow-through rate of 72%. Because quarterly results can be volatile due to seasonality and other factors, we encourage investors to also consider longer-term trends. On a trailing twelve month basis, this flow-through rate has consistently exceeded our stated goal of 60% since volumes began to recover in the second half of 2013.

Asphalt Mix segment gross profit was $30.0 million versus $14.5 million in the prior year. This year-over-year improvement resulted from higher volumes, effective management of materials margins, and earnings from acquisitions completed since the first half of last year. Same-store asphalt volumes increased 20%.

Concrete segment gross profit was $9.6 million versus $5.5 million in the prior year’s third quarter. Last year’s third quarter results included our California concrete business that was divested via an asset swap in January 2015. On a same-store basis, sales volumes were flat versus the prior year, while pricing and unit profitability improved and gross profit increased sharply versus the prior year.

Our Calcium segment reported gross profit of $0.8 million, a decrease versus the $1.0 million reported in the prior year.

Overall SAG expenses remain in line with plan, declining by 0.7 percentage points (70 basis points) as a percentage of total revenues from the prior year. In the third quarter, we experienced elevated SAG costs of $5.3 million primarily due to higher pension and other employee benefits costs as well as continued investment in sales force effectiveness and other strategic initiatives. We expect that full-year pension and postretirement related costs, a portion of which flow through SAG, will be $11.4 million higher than the prior year. Other employee benefit costs, such as those associated with enhancements to the employee profit sharing plan, also have risen. In contrast, direct SAG expense for salaries and wages remained flat with the prior year. We intend to further leverage SAG expenses to revenues as volumes recover.

Gain on sale of property, plant & equipment and businesses was $0.8 million in the third quarter of 2015 compared to $1.0 million in the third quarter of 2014.

Restructuring charges were $0.4 million in the third quarter of 2015 compared to $0.8 million in the third quarter of 2014. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $8.0 million versus $2.9 million in the third quarter of 2014. The year-over-year increase resulted mostly from environmental charges associated with former sites. Over the past three years, other operating expenses, exclusive of significant items disclosed individually, have averaged approximately $3.0 million each quarter.

Net interest expense was $37.8 million in the third quarter of 2015 compared to $40.9 million in 2014. The lower interest expense is due to the 2015 debt refinancing described in Note 7 to the condensed consolidated financial statements.

Income tax expense from continuing operations was  $45.4 million in the third quarter of 2015 compared to $31.1 million in the third quarter of 2014. The increase in tax expense is primarily due to our higher pretax earnings, partially offset by a $4.7 million tax benefit related to a reduction in a  valuation allowance (see Note 3 to the condensed consolidated financial statements).

Earnings from continuing operations were $0.93 per diluted share in the third quarter of 2015 compared to $0.51 per diluted share in the prior year.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $4.0 million in 2015 and $1.4 million in 2014. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE September 30, 2015 Compared to YEAR-TO-DATE September 30, 2014

Total revenues for the first nine months of 2015 were $2,564.9 million, up 15% from the first nine months of 2014. Shipments increased in aggregates (+10%) and asphalt mix (+36%) while they declined in ready-mixed concrete (-26%). The reduction in ready-mixed concrete shipments resulted primarily from our exiting the concrete business in Florida and California; on a same-store basis, ready-mixed concrete shipments declined 2%. Diesel fuel expenditures were approximately $34.1 million lower, with most of the benefit realized in the Aggregates segment.

Net earnings for first nine months of 2015 were $132.3 million, or $0.98 per diluted share, compared to $166.9 million, or $1.26 per diluted share, for the first nine months of 2014. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the first nine months of 2015 include a pretax loss of $3.3 million (net of $9.3 million of charges associated with acquisitions and divestitures) related to the sale of real estate and businesses, a $4.5 million pretax charge for restructuring, a $5.2 million pretax asset impairment loss, and a pretax loss on debt purchase of $67.1 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements). These unfavorable items were partially offset by a $4.7 million tax benefit related to a valuation allowance release (see Note 3 to the condensed consolidated financial statements)

▪

Net earnings for the first nine months of 2014 include a pretax gain of $220.4 million (net of $15.5 million of charges associated with acquisitions and divestitures)  related to the sale of real estate and businesses including our cement and concrete businesses in the Florida area, a $0.8 million pretax charge for restructuring, and a pretax loss on debt purchase of $72.9 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2015 versus year-to-date September 30, 2014 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2014	$ 240.7
Higher aggregates gross profit	137.7
Higher asphalt mix gross profit	31.7
Higher concrete gross profit	15.8
Higher calcium gross profit	0.5
Higher selling, administrative and general expenses	(7.5)
Lower gain on sale of property, plant & equipment and businesses	(231.1)
Higher restructuring charges	(3.8)
Lower interest expense, net	17.6
All other	(11.1)
Year-to-date September 30, 2015	$ 190.5

Gross profit for the Aggregates segment was $525.8 million for the first nine months of 2015 versus $388.1 million in 2014. Lower diesel fuel expenditures favorably impacted Aggregates segment gross profit by approximately $27.3 million. Aggregates freight-adjusted revenues were $1,567.3 million, up 17% from the first nine months of 2014. On a same-store basis, aggregates shipments increased 7% from the prior year; the level of increase was muted by adverse weather conditions in many of our markets during the first half of 2015. Overall, aggregates shipments in the first nine months of 2015 increased 10%, or 12.5 million tons, compared to the prior year. Freight-adjusted average sale price for aggregates increased 6%, or $0.67 per ton ($0.70 per ton on a same-store basis), versus the first nine months of 2014, with most markets realizing price improvement. Same-store unit margins continued to expand faster than unit pricing. Aggregates segment same-store gross profit per ton increased $0.81, or 25%, from the first nine months of 2014.

Asphalt Mix segment gross profit of $60.0 million was up $31.7 million above the first nine months of 2014 level. Recent acquisitions contributed $8.0 million, while the remaining improvement was due to higher volumes  and  improved margins. Same-store asphalt volumes increased 12% due to strong growth in Arizona, California and Texas.

Concrete segment gross profit was $15.3 million for the first nine months of 2015, an improvement of $15.8 million from the prior year. Ready-mixed concrete unit materials margin increased 17% while shipments decreased 26%. Last year’s results include our Florida concrete business (sold in the first quarter of 2014) and our California concrete business (divested in January 2015). On a same-store basis ready-mixed concrete shipments were down 2%.

The Calcium segment reported gross profit of $2.5 million for the first nine months of 2015 versus $2.1 million in the first nine months of 2014.

In total, the year-to-date gross profit contribution of the non-aggregates segments has exceeded plan due to margin improvements resulting from both core operating disciplines and strategic repositioning of our asset portfolio.

SAG expenses in the first nine months of 2015 were up $7.5 million, or 4%, from the prior year. However, as a percentage of total revenues, SAG expenses declined 0.8 percentage points (or 80 basis points).

Gain on sale of property, plant & equipment and businesses was $7.4 million in the first nine months of 2015 compared to $238.5 million in the first nine months of 2014. The 2015 gain includes the first quarter asset exchange (we exited the ready-mixed concrete business in California and added thirteen asphalt plant locations, primarily in Arizona) which resulted in a pretax gain of $5.9 million. The 2014 gain includes the sale of our cement and concrete businesses in Florida to Cementos Argos for a $227.9 million pretax gain and the sale of two reclaimed operating sites for a $6.0 million pretax gain.

Restructuring charges were $4.5 million in the first nine months of 2015 compared to $0.8 million in the first nine months of 2014. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $22.4 million versus $17.6 million in the first nine months of 2014. The year-over-year increase resulted from higher environmental charges associated with former sites and a higher impairment loss. See Note 5 to the condensed consolidated financial statements for a summary of the impairment losses.

Net interest expense was $183.9 million in the first nine months of 2015 compared to $201.5 million in the first nine months of 2014. The lower interest expense is due to the 2015 debt refinancing and the lower pretax charge for debt purchase ($67.1 million in the first nine months of 2015 vs. $72.9 million in the first nine months of 2014). See Note 7 to the condensed consolidated financial statements for an explanation of the 2015 debt refinancing and the debt purchase charges.

Income tax expense from continuing operations was  $51.2 million for the nine months ended September 30, 2015 compared to $71.9 million for the nine months ended September 30, 2014. The decrease in tax expense was primarily due to lower pretax earnings (2014 earnings include the Argos sale) and a $4.7 million tax benefit related to a valuation allowance release (see Note 3 to the condensed consolidated financial statements).

Earnings from continuing operations were $1.03 per diluted share in the first nine months of 2015 compared to $1.27 per diluted share in the prior year.

Discontinued Operations — Year-to-date September pretax loss from discontinued operations was $11.6 million in 2015 compared to $3.1 million in 2014. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

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

Cash

Included in our September 30, 2015 cash and cash equivalents balance of $168.7 million is $51.9 million of cash held at one of our foreign subsidiaries. A majority of this $51.9 million of cash relates to earnings prior to January 1, 2012 that are permanently reinvested offshore. Use of this permanently reinvested cash is currently limited to our foreign operations.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2015	2014
Net earnings	$ 132.3	$ 166.9
Depreciation, depletion, accretion and amortization (DDA&A)	204.8	208.9
Net earnings before noncash deductions for DDA&A	$ 337.1	$ 375.8
Net gain on sale of property, plant & equipment and businesses	(7.4)	(238.5)
Cost of debt purchase	67.1	72.9
Other operating cash flows, net [1]	(115.5)	(60.5)
Net cash provided by operating activities	$ 281.3	$ 149.7

1	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $281.3 million during the nine months ended September 30, 2015, a $131.6 million increase compared to the same period of 2014. As noted in the table above, net earnings before noncash deduction for DDA&A decreased $38.7 million during the first nine months of 2015 to $337.1 million. Included in net earnings for the first nine months of 2014 is a pretax gain of $227.9 million (see Note 16 to the condensed consolidated financial statements) from the March 2014 sale of our cement and concrete businesses in the Florida area. Cash received associated with gain on sale of property, plant & equipment and businesses is presented as a component of investing activities. In the first nine months of 2015, we purchased  $485.1 million principal amount of outstanding debt and incurred charges of $67.1 million. In the first nine months of 2014, we purchased $506.4 million principal amount of outstanding debt and incurred charges of $72.9 million (see Note 7 to the condensed consolidated financial statements). Cash paid for the debt purchases is presented as a component of financing activities.

cash from investing activities

Net cash used for investing activities was $231.5 million during the first nine months of 2015, a $534.0 million decrease compared to the net cash provided during the same period of 2014. This decrease is the result of lower proceeds from the sale of property, plant & equipment and businesses, less cash used in acquisitions and higher capital investments in our existing operations. During the nine months ended September 30, 2014, we sold: a previously mined and subsequently reclaimed tract of land for $10.7 million, land previously containing a sales yard for $5.8 million, and our cement and concrete businesses in the Florida area for $721.4 million. We had no comparable significant sales in the current year.  During the first nine months of 2014, we completed several acquisitions for cash consideration of $268.6 million. Conversely, acquisitions during the nine months ended September 30, 2015 totaled $20.8 million in cash consideration (see Note 16 to the condensed consolidated financial statements). Furthermore, during the first nine months of 2015, we increased investments in our existing operations by $45.6 million as reflected in the increased purchases of property, plant & equipment.

cash from financing activities

Net cash used for financing activities in the first nine months of 2015 was $22.5 million, a decrease of $531.7 million from the same period in 2014. This large decrease is  primarily attributable to the prior year’s $506.4 million principal amount debt purchase, which required $579.7 million of cash.  In the current year, we refinanced $485.1 million principal amount of debt and entered into a new $750.0 million line of credit. The total cash requirement for these actions was $552.3 million ($485.1 million principal, $59.3 million of premiums above par and transaction fees of $7.9 million). We funded the refinancing by issuing $400.0 million of new 10-year notes, borrowing $85.0 million under our new and expanded line of credit and using $67.3 million of cash. Cash generated from share issuances increased a net $38.3 million in the first nine months of 2015 compared to the same period last year. In the current year, the exercise of stock options has generated $84.8 million of cash (including tax benefits from all share-based compensation) compared to $15.9 million in the first nine months of 2014. This $68.9 million increase is partially offset by the $30.6 million decrease in cash proceeds from the issuance of new shares to our 401(k) plan (such issuances were discontinued in the fourth quarter of 2014).

debt

Certain debt measures are outlined below:

	September 30	December 31	September 30
dollars in millions	2015	2014	2014
Debt
Current maturities of long-term debt	$ 0.1	$ 150.1	$ 0.1
Short-term debt (line of credit)	0.0	0.0	0.0
Long-term debt [1]	1,979.5	1,834.6	1,984.1
Total debt [2]	$ 1,979.6	$ 1,984.7	$ 1,984.2
Capital
Total debt [2]	$ 1,979.6	$ 1,984.7	$ 1,984.2
Equity	4,363.3	4,176.7	4,201.1
Total capital	$ 6,342.9	$ 6,161.4	$ 6,185.3
Total Debt as a Percentage of Total Capital	31.2%	32.2%	32.1%
Weighted-average Effective Interest Rates
Line of credit [3]	1.75%	1.50%	N/A
Term debt	7.68%	8.10%	8.10%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	95.8%	99.3%	99.3%
Floating-rate debt	4.2%	0.7%	0.7%

1

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: September 30, 2015 — $85.0 million, December 31, 2014 — $0.0 million and September 30, 2014 — $0.0 million.

2

The debt balances as of December 31, 2014 and September 30, 2014 have been adjusted to reflect our early adoption of ASU 2015-03 and related election as disclosed in Note 17 to the condensed consolidated financial statements.

3	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

In June 2015, we cancelled our secured $500.0 million line of credit and entered into an unsecured $750.0 million line of credit (incurring $2.6 million of transaction fees) that expires in June 2020. The expanded borrowing capacity is a part of the refinancing plans disclosed at our February 25, 2015 Investor Day (the 2015 refinancing plans), and is intended to be consistently used to, among other objectives, maintain total debt at approximately $2.0 billion at year-end 2015. Borrowings at September 30, 2015 are consistent with the 2015 refinancing plans and are intended to remain outstanding going forward. Additionally, we expect to use the line of credit to refinance the 10.125% notes ($150.0 million) at their December 2015  maturity. Such borrowing is also intended to remain outstanding going forward.

The line of credit agreement contains affirmative, negative and financial covenants customary for an unsecured facility (none of which materially impact our ability to execute our strategic, operating and financial plans). The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 through September 2016 and 3.25:1 thereafter, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of September 30, 2015, we were in compliance with the line of credit covenants.

Borrowings and other cost ranges and details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2015, the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.75%, the credit margin for base rate borrowings was 0.75%, and the commitment fee for the unused amount was 0.25%.

As of September 30, 2015, our available borrowing capacity under the line of credit was $626.1 million. Utilization of the borrowing capacity was as follows:

▪	$85.0 million was borrowed
▪	$38.9 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our  term debt is unsecured.  All such debt, other than the $0.5 million of other notes, is governed by two, essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt.  As of September 30, 2015, we were in compliance with all of the term debt covenants.

In March, April and August of 2015, we completed the refinancing of $485.1 million principal amount of debt as described in Note 7 to the condensed consolidated financial statements. We plan to refinance at maturity (December 2015) the 10.125% notes via borrowings on our line of credit. These refinancing actions are consistent with the aforementioned 2015 refinancing plans, will result in total debt of approximately $2.0 billion at year-end 2015 (consistent with year-end 2014) and have the following benefits, among others: (1) eliminate $621.1 million of debt maturities in 2015 – 2018, (2) extend the weighted-average life of our debt portfolio, and (3) lower our weighted-average coupon rate.

The 2015 refinancing actions resulted in charges totaling $67.1 million in the first and second quarters. Such charges are detailed in Note 7 to the condensed consolidated financial statements and are presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the nine month period ended September 30, 2015.

In March 2014, we purchased $506.4 million principal amount of debt through a tender offer as described in Note 7 to the condensed consolidated financial statements. This debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area and resulted in charges totaling $72.9 million (presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the nine months ended September 30, 2014).

CURRENT MATURITIES of long-term debt

The  $0.1 million of current maturities of long-term debt as of September 30, 2015 includes all long-term debt  that we intend to pay within twelve months, as described above, and is due as follows:

Current
in millions	Maturities
Fourth quarter 2015	$ 0.0
First quarter 2016	0.0
Second quarter 2016	0.0
Third quarter 2016	0.1

We expect to retire debt maturities using existing cash, cash generated from operations or by drawing on our bank line of credit.

debt ratings

Our debt ratings and outlooks as of September 30, 2015 are summarized below:

	Rating/Outlook	Date	Description
Senior Unsecured Line of Credit
Moody's	Ba2/positive	8/12/2015	initial coverage
Senior Unsecured Term Debt [1]
Fitch	BB+/stable	5/11/2015	initial coverage
Moody's	Ba2/positive	8/12/2015	rating changed from Ba3 to Ba2
Standard & Poor's	BB+/positive	3/16/2015	outlook changed from stable to positive

1	Not all of our long-term debt is rated.

Equity

Our common stock issuances are summarized below:

September 30		December 31	September 30
in thousands	2015	2014	2014
Common stock shares at January 1,
issued and outstanding	131,907	130,200	130,200
Common Stock Issuances
Acquisitions	0	715	715
401(k) retirement plans	0	485	485
Share-based compensation plans	1,408	507	303
Common stock shares at end of period,
issued and outstanding	133,315	131,907	131,703

During 2014, we issued 715.0 thousand shares of our common stock in connection with business acquisitions as explained in Note 16 to the condensed consolidated financial statements.

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

There were no shares held in treasury as of September 30, 2015, December 31, 2014 and September 30, 2014.

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2015, there were 3,411,416 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

off-balance sheet arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪	results of operations and financial position
▪	capital expenditures
▪	liquidity and capital resources

Standby Letters of Credit

For a discussion of our standby letters of credit, see Note 7 to the condensed consolidated financial statements.

Cash Contractual Obligations

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K. Changes resulting from our March 2015 debt issuance and purchase and the April 2015 debt redemptions (as described in Note 7 to the condensed consolidated financial statements) are outlined in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Additionally, changes to our obligations resulting from contractual agreements for the construction and purchase of two Panamax-class, self-unloading, bulk cargo vessels were initially outlined in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Subsequently, the estimated timing of the payments changed, resulting in revised future payments for these contracts as follows:

	Payments Due by Year
in millions	2015	2016-2017	2018-2019	Thereafter	Total
Cash Contractual Obligations
Unconditional purchase obligations
Capital	$ 12.2	$ 109.6	$ 0.0	$ 0.0	$ 121.8
Total	$ 12.2	$ 109.6	$ 0.0	$ 0.0	$ 121.8

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2015.

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

▪	the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪	changes in the level of spending for private residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	the impact of our below investment-grade debt rating on our cost of capital
▪	volatility in pension plan asset values and liabilities which may require cash contributions to the pension plans
▪	the impact of environmental cleanup costs and other liabilities relating to previously divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to successfully implement our new divisional structure and changes in our management team
▪	our ability to manage and successfully integrate acquisitions
▪	the potential of goodwill or long-lived asset impairment
▪	the potential impact of future legislation or regulations relating to climate change or greenhouse gas emissions or the definition of minerals
▪	other assumptions, risks and uncertainties detailed from time to time in our periodic reports

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

The public may read and copy materials filed with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

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

Information included on our website is not incorporated into, or otherwise create a part of, this report.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. In order to manage these market risks, we may utilize derivative financial instruments. We do not enter into derivative financial instruments for speculative or trading purposes.

As discussed in the Liquidity and Financial Resources section of Part I, Item 2, we actively manage our capital structure and resources to balance the cost of capital and financial risk. Such activity includes balancing the cost and risk of interest expense. In addition to floating-rate borrowings under our line of credit, we at times utilized interest rate swaps to manage the mix of fixed- and floating-rate debt.

While floating-rate debt exposes us to rising interest rates, it is typically cheaper than issuing fixed-rate debt at any point in time (of course, floating-rate debt can become more expensive than previously issued fixed-rate debt). However, a rising interest rate environment is not necessarily harmful to our financial results. Since 2002, our EBITDA and Operating income are correlated to floating interest rates (as measured by 3-month LIBOR). As such, our business serves as a natural hedge to rising interest rates, and floating-rate debt serves as a natural hedge against weaker operating results.

At September 30, 2015, the estimated fair value of our long-term debt including current maturities was $2,191.5 million compared to a book value of $1,979.6 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by $114.8 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

No material changes were made during the third quarter of 2015 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of equity securities during the third quarter of 2015.

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

VULCAN MATERIALS COMPANY
Date November 4, 2015	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date November 4, 2015	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)