Form 10-K
period 2015-12-31
Vulcan Materials CO
filed 2016-02-25
CIK 1396009

Ff f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

                                     Large accelerated filer ☒                                             Accelerated filer ☐

                                         Non-accelerated filer ☐                            Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2015:	$9,464,531,960
Number of shares of common stock, $1.00 par value, outstanding as of February 11, 2016:	133,181,057
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 13, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

▪	other assumptions, risks and uncertainties detailed from time to time in our filings made with the Securities and Exchange Commission

Part I	1

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

ITEM 1

BUSINESS

Vulcan Materials Company, a New Jersey corporation, is the nation’s largest producer of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete.  As of December 31, 2015, we had 344 active aggregates facilities.

VULCAN’S VALUE PROPOSITION

We are the largest producer of construction aggregates in the country with coast-to-coast aggregates operations. Our leading position is based upon:

▪	a favorable geographic footprint serving nearly all key growth corridors and the most rapidly growing population centers
▪	a pure-play aggregates business with one of the largest proven and probable reserve bases in the U.S.
▪	excellent multi-modal logistics capabilities, plus the inherent advantages of our Playa del Carmen, Mexico quarry and supporting port facilities

These factors, together with our strong operating expertise and price discipline, allow us to deliver the highest margins per ton shipped in the industry.

PORTFOLIO MANAGEMENT

▪

Our aggregates reserves are strategically located throughout the United States in areas that are projected to grow faster than the national average and that require large amounts of aggregates to meet construction demand. Vulcan-served states are estimated to generate 77% of the total growth in U.S. population and 72% of the total growth in U.S. household formations between 2015 and 2025.

VULCAN’S TOP TEN REVENUE PRODUCING STATES IN 2015
1.	Texas	6.	Tennessee
2.	California	7.	Arizona
3.	Virginia	8.	Illinois
4.	Georgia	9.	North Carolina
5.	Florida	10.	Alabama

Our top ten revenue producing states accounted for 83% of our 2015 revenues while our top five accounted for 59%.

Part I	3

▪

We take a disciplined approach to strengthening our footprint by increasing our presence in U.S. metropolitan areas that are expected to grow more rapidly and by divesting assets that are no longer considered part of our long-term growth strategy. In 2015, we completed a swap of twelve ready-mixed concrete plants in California for thirteen asphalt plants primarily in Arizona. We also acquired three aggregates facilities and seven ready-mixed concrete plants in Arizona and New Mexico. These transactions, together with acquisitions completed in 2014, position us as the #1 aggregates supplier in the New Mexico market and a leading aggregates supplier in Arizona.

▪

Where practical, we have operations located close to our local markets because the cost of trucking materials long distances is prohibitive. Approximately 80% of our total aggregates shipments are delivered exclusively from the producing location to the customer by truck, and another 16% are delivered by truck after reaching a sales yard by rail or water.  The remaining 4% of aggregates shipments are delivered directly to the customer by rail or water.

COMPETITORS

We operate in an industry that generally is fragmented with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers accounted for approximately 30% to 35%  of total U.S. aggregates production in 2015. Despite being the industry leader, Vulcan’s total U.S. market share is less than 10%.  Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

▪	Cemex S.A.B. de C.V.
▪	CRH plc
▪	HeidelbergCement AG
▪	LafargeHolcim
▪	Martin Marietta Materials, Inc.
▪	MDU Resources Group, Inc.
▪	Summit Materials, Inc.

Because the U.S. aggregates industry is highly fragmented, with over 5,900 companies managing almost 11,000 operations during 2015, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or by extending their existing market positions.

BUSINESS STRATEGY AND COMPETITIVE ADVANTAGE

Vulcan provides the basic materials for the infrastructure needed to maintain and expand the U.S. economy. Our strategy and competitive advantages are based on our strength in aggregates. Aggregates are used in most types of construction and in the production of asphalt mix and ready-mixed concrete. Our materials are used to build the roads, tunnels, bridges, railroads and airports that connect us, and to build the hospitals, churches, schools, shopping centers, and factories that are essential to our lives and the economy.

business strategies

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

Part I	4

TAKE ADVANTAGE OF BEING THE LARGEST PRODUCER:  Each aggregates operation is unique because of its location within a local market with particular geological characteristics. Every operation, however, uses a similar group of assets to produce saleable aggregates and provide customer service. Vulcan is the largest aggregates company in the U.S., measured by shipments. Our 344 active aggregates facilities as of December 31, 2015 provide opportunities to standardize operating practices and procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to share best practices across the organization and leverage our size for administrative support, customer service, accounting, procurement, technical support and engineering.

2. COAST-TO-COAST FOOTPRINT

Demand for construction aggregates correlates positively with changes in population growth, household formation and employment. We have pursued a strategy to increase our presence in U.S. metropolitan areas that are expected to grow the most rapidly. Our strategic locations serve nineteen of the top 25 highest-growth U.S. metropolitan areas and as shown below, we serve twenty states plus the District of Columbia.

3. PROFITABLE GROWTH

Our long-term growth is a result of strategic acquisitions and investments in key operations.

Strategic acquisitions AND DISPOSITIONS: Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. For example, in 1999 we acquired CalMat Co., thereby expanding our aggregates operations into California and Arizona and making us one of the nation’s leading producers of asphalt mix. In 2007, we acquired Florida Rock Industries, Inc., the largest acquisition in our history. This acquisition expanded our aggregates business in Florida and our aggregates and ready-mixed concrete businesses in other southeastern and mid-Atlantic states. In 2014, we completed eight transactions that expanded our aggregates business in Arizona, California, New

Part I	5

Mexico, Texas, Virginia and Washington D.C., our asphalt mix business in Arizona and New Mexico, and our ready-mixed concrete business in New Mexico. In January 2015, we completed an asset exchange transaction in which we exited our ready-mixed concrete business in California and added thirteen asphalt plant locations, primarily in Arizona.

Additionally, throughout our history we have completed many bolt-on acquisitions that have contributed significantly to our growth. For example, in 2015 we completed strategic bolt-on acquisitions in Arizona, New Mexico and Tennessee.

▪

Reinvestment opportunities with high returns: During the next decade,  Moody's Analytics projects that 77% of the U.S. population growth,  72% of household formation and 64% of new jobs will occur in Vulcan-served states. The close proximity of our production facilities and our aggregates reserves to this projected population growth create many opportunities to invest capital in high-return projects — projects that will add reserves, increase production capacity and improve costs.

    Source: Moody’s Analytics as of November 16, 2015

The following graphic illustrates the projected growth (2015 – 2025)  by key demographics for Vulcan-served states:

                    Source: Moody’s Analytics as of November 16, 2015.

Part I	6

4. MANAGING VOLUME, PRODUCT MIX AND PRICE TO GROW PROFITABILITY

We focus on three major profit drivers that must be managed in combination.

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

We manage these factors locally, and align our talent and incentives accordingly. Our knowledgeable and experienced workforce and our flexible production capabilities allow us to manage operational and overhead costs aggressively. Recovery in demand serves as a tailwind for all three major profit drivers.

While Aggregates segment gross profit has grown at a significantly greater rate than volume over the past couple of years, we expect continuing improvement in unit profitability.

▪	On Price for Service — Our expanding margins have just begun to benefit from the mid-to-high single digit price gains associated with cyclical recoveries.
▪	On Operating Efficiency and Leverage — We are operating a capital-intensive business at 55-60% capacity and are extremely well positioned to further leverage fixed costs to sales as we move forward.
▪

On Sales and Production Mix — As the recovery continues and as we see a larger portion of new construction activity in the end-use mix, we will sell the entire production mix much more efficiently and at fuller value.

5. EFFECTIVE LAND MANAGEMENT

We believe that effective land management is both a business strategy and a social responsibility that contributes to our success. Good stewardship requires the careful use of existing resources as well as long-term planning because mining, ultimately, is an interim use of the land. Therefore, we strive to achieve a balance between the value we create through our mining activities and the value we create through effective post-mining land management. We continue to focus our actions on prudent decisions regarding the life cycle management of the 120,000 acres of land we currently own.

Part I	7

COMPETITIVE ADVANTAGes

The competitive advantages of our aggregates focused business strategy include:

COAST-TO-COAST FOOTPRINT

▪	largest aggregates company in the U.S. (measured by shipments)
▪	high-growth markets requiring large amounts of aggregates to meet construction demand
▪	extensive and advantaged logistics network (as shown on map on page 9)
▪	diversified regional exposure
▪	benefits of scale in operations, procurement and administrative support
▪	complementary asphalt mix and concrete businesses in select markets
▪	effective land management

PROFITABLE GROWTH

▪	quality top-line growth that converts to higher-margin earnings and cash flow generation
▪	tightly managed operational and overhead costs
▪	more opportunities to manage our portfolio of locations to further enhance long-term earnings growth

STRATEGICALLY LOCATED ASSETS

▪	our reserves are primarily located in high-growth markets that require large amounts of aggregates to meet demand
▪	zoning and permitting regulations in many metropolitan markets have made it increasingly difficult to expand existing quarries or to develop new quarries
▪	such regulations, while potentially curtailing expansion in certain areas, could also increase the value of our reserves at existing locations

PRODUCT LINES

We have four operating (and reportable) segments organized around our principal product lines:

1.	Aggregates
2.	Asphalt Mix
3.	Concrete
4.	Calcium

See Note 15 "Segment Reporting" in Item 8 "Financial Statements and Supplementary Data.”

1. AGGREGATES

Our construction aggregates are used in a number of ways:

▪	as a base material underneath highways, walkways, airport runways, parking lots and railroads
▪	to aid in water filtration, purification and erosion control
▪	as a raw material used in combination with other resources to construct many of the items we rely on to sustain our quality of life including:
▪	houses and apartments
▪	roads, bridges and parking lots
▪	schools and hospitals
▪	commercial buildings and retail space
▪	sewer systems
▪	airports and runways

Part I	8

Factors that affect the U.S. aggregates industry and our business, include:

▪

Local markets: Aggregates have a high weight-to-value ratio and, in most cases, are produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available high quality aggregates. We serve these markets from quarries that have access to long-haul transportation — shipping by barge and rail — and from our Playa del Carmen quarry on Mexico’s Yucatan Peninsula with our fleet of Panamax-class, self-unloading ships.

We operate an extensive logistics network along the U.S. Gulf Coast and the Eastern Seaboard as shown below:

▪

Location and quality of reserves: We currently have 15.7 billion tons of permitted and proven or probable aggregates reserves. The bulk of these reserves are located in areas where we expect greater than average rates of growth in population, jobs and households, which require new infrastructure, housing, offices, schools and other development. Zoning and permitting regulations in some markets have made it increasingly difficult for the aggregates industry to expand existing quarries or to develop new quarries. These restrictions curtail expansion in certain areas, but they also increase the value of our reserves at existing locations.

▪

Demand cycles: Long-term growth in demand for aggregates is largely driven by growth in population, jobs and households. While short- and medium-term demand for aggregates fluctuates with economic cycles, declines have historically been followed by strong recoveries, with each peak establishing a new historical high.

Part I	9

▪

Flexible production capabilities: The production of aggregates is a mechanical process in which stone is crushed and, through a series of screens, separated into various sizes depending on how it will be used. Production capacity can be flexible by adjusting operating hours to meet changing market demand.

▪

Highly fragmented industry: The U.S. aggregates industry is composed of over 5,900 companies that manage almost 11,000 operations. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.

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

Public sector construction activity has historically been more stable and less cyclical than privately-funded construction, and generally requires more aggregates per dollar of construction spending. Private sector construction (primarily residential and nonresidential buildings) typically is more affected by general economic cycles than publicly funded projects (particularly highways, roads and bridges), which tend to receive more consistent levels of funding throughout economic cycles.

Part I	10

PUBLIC SECTOR CONSTRUCTION

Public sector construction includes spending by federal, state, and local governments for highways, bridges, buildings and airports as well as other infrastructure construction for sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2015, publicly funded construction accounted for approximately 49%  of our total aggregates shipments.

▪

Public Sector Funding: Generally, public sector construction spending is more stable than private sector construction because public sector spending is less sensitive to interest rates and has historically been supported by multi-year legislation and programs. For example, the federal surface transportation bill is a principal source of funding for public infrastructure and transportation projects. For over four decades, a portion of transportation projects has been funded through a series of multi-year bills. Some 35% of transportation projects are federally-funded, with special emphasis given to the largest and most complex projects. The long-term nature of such legislation is important because it provides state departments of transportation with the ability to plan and execute long-range, complex highway projects. Federal highway spending is governed by multi-year authorization bills and annual budget appropriations using funds largely from the Federal Highway Trust Fund. This Trust Fund receives funding from taxes on gasoline and other levies. The level of state spending on infrastructure varies across the United States and depends on individual state needs and economies. In 2015,  approximately 26%  of our aggregates sales by volume were used in highway construction projects.

▪

federal highway funding: On December 4, 2015, the President signed a new, long-term federal highway bill into law. The final legislation, Fixing America’s Surface Transportation Infrastructure Act (FAST Act), received strong, bipartisan support in both the House and the Senate.

The Federal-Aid Highway Program is the largest component of the law and has provided, on average, 52% of all state capital investment in roads and bridges over the last 10 years. The FAST Act increases Federal-Aid Highway Program funding from $41 billion in the federal fiscal year (FFY) 2015 to $47 billion in FFY 2020. This spending is supported by the current user-fee revenue streams (excise taxes on gasoline and diesel fuels, taxes on heavy truck sales and use, and heavy truck tire taxes, totaling some $208 billion) and by a $70 billion transfer of general funds to the Federal Highway Trust Fund. The funding levels and five years of stability will help to rebuild America’s aging infrastructure and protect millions of jobs.

The FAST Act also contains important policy changes. To further accelerate the project delivery process, it augments the environmental review and permitting process reforms contained in the prior law, Moving Ahead for Progress in the 21st Century Act (MAP-21). The new law also provides assistance for states making investments in major capital projects—particularly freight projects. In states where Vulcan operates, we are well-positioned to serve the large general contractors who will compete for new freight and other major capacity projects that will move forward with this FAST Act funding.

Although the Transportation Infrastructure Finance & Innovation Act (TIFIA) program was reduced to $275 million, growing to $300 million by 2020, the authorization is still in line with the previous program outlays and remains an important additional component of overall spending. The FAST Act also created a new National Surface Transportation and Innovative Finance Bureau to provide technical assistance to states seeking to pursue public-private partnerships and other financing arrangements.

▪

WATER INFRASTRUCTURE: In 2014 we, along with numerous business allies, strongly supported the Water Resources Reform and Development Act (WRRDA) for its importance to the U.S. economy and the pressing need to upgrade U.S. harbors, ports and inland waterways. Congress created a five-year pilot program to promote private-sector participation in water projects: the Water Infrastructure Financing and Innovation Act (WIFIA). Modeled after the highly popular TIFIA program in the surface transportation sector, WIFIA allows for federal credit assistance to water resources projects in the form of low-cost loans, loan guarantees and lines of credit.

Unlike TIFIA, WIFIA as originally crafted did not allow for federal credit assistance to projects financed, in whole or in part, by tax exempt municipal bonds. The FAST Act lifts that restriction and should make it easier for project sponsors to use the credit program and advance water projects that would otherwise go unaddressed due to the lack of resources.

Part I	11

Private sector CONSTRUCTION

The private sector construction markets include both nonresidential building construction and residential construction and are considerably more cyclical than public construction. In 2015, privately-funded construction accounted for approximately 51%  of our total aggregates shipments.

▪

Nonresidential Construction: Private nonresidential building construction includes a wide array of projects. Such projects generally are more aggregates intensive than residential construction. Overall demand in private nonresidential construction generally is driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The growth of the private workforce creates demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, churches and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply parts and assemblies. Construction activity in this end market is influenced by a firm's ability to finance a project and the cost of such financing. This end market also includes capital investments in public nonresidential facilities to meet the needs of a growing population.

Nonresidential construction is expected to continue to be a stable source of volume growth in 2016 based on the following assumptions: (1) continuing employment growth should provide support, as it has in the past, (2) current backlogs that our customers and industry groups are reporting should continue to be a source of demand in 2016 and (3) growing state and local tax revenues should provide local governments with the funds to make capital investments in schools and other public nonresidential facilities to meet the needs of a growing population.

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

U.S. housing starts, as measured by Dodge Analytics data, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 0.6 million units, well below prior historical lows of approximately 1 million units annually. In 2015, total annual housing starts increased to more than 1.1 million units. The growth in residential construction bodes well for continued recovery in our markets.

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

Part I	12

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

3.  CONCRETE

We produce and sell ready-mixed concrete in Arizona, Georgia, Maryland, New Mexico, Texas, Virginia, Washington D.C. and the Bahamas. In May 2015, we entered the Arizona ready-mixed concrete market through the acquisition of ready-mixed concrete operations in conjunction with the acquisition of aggregates operations in Arizona and New Mexico. In January 2015, we swapped our ready-mixed concrete operations in California for asphalt mix operations, primarily in Arizona. In March 2014, we sold our cement and concrete businesses in the Florida area. For additional details see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

This segment relies on our reserves of aggregates, functioning essentially as a customer to our aggregates operations. Aggregates are a major component in ready-mixed concrete, comprising approximately 80% by weight of this product. We meet the aggregates requirements of our Concrete segment primarily through our Aggregates segment. These product transfers are made at local market prices for the particular grade and quality of material required.

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

CUSTOMERS

No material part of our business depends upon any single customer whose loss would have a significant adverse effect on our business. In 2015, our five largest customers accounted for 7.0% of our total revenues (excluding internal sales), and no single customer accounted for more than 2.3% of our total revenues. Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, our business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

ENVIRONMENTAL COSTS AND GOVERNMENTAL REGULATION

Our operations are subject to numerous federal, state and local laws and regulations relating to the protection of the environment and worker health and safety; examples include regulation of facility air emissions and water discharges, waste management, protection of wetlands, listed and threatened species, noise and dust exposure control for workers, and safety regulations under both Mine Safety and Health Administration (MSHA) and Occupational Safety and Health Administration (OSHA). Compliance with these various regulations requires a substantial capital investment, and ongoing expenditures for the operation and maintenance of systems and implementation of programs. We estimate that capital expenditures for environmental control facilities in 2016 and 2017 will be approximately $12.5 million and $15.4 million, respectively. These anticipated expenditures are not expected to have a material impact on our earnings or competitive position.

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

OTHER INFORMATION REGARDING VULCAN

Vulcan is a New Jersey corporation incorporated on February 14, 2007, while its predecessor company was incorporated on September 27, 1956. Our principal sources of energy are electricity, diesel fuel, natural gas and coal. We do not anticipate any difficulty in obtaining sources of energy required for operation of any of our reporting segments in 2016.

As of January 1, 2016, we employed 6,799 people in the United States. Of these employees, 589 are represented by labor unions. Also, as of that date, we employed 387 people in Mexico and 1 in the Bahamas,  315 of whom are represented by a labor union. We do not anticipate any significant issues with any unions in 2016.

We do not use a backlog of orders to evaluate and understand our business at a Company level.

Part I	14

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions and ages, as of February 20, 2016, of our executive officers are as follows:

__
Name	Position	Age
J. Thomas Hill	Chairman and Chief Executive Officer	56
John R. McPherson	Executive Vice President, Chief Financial and Strategy Officer	47
Stanley G. Bass	Chief Growth Officer	54
Michael R. Mills	Chief Administrative Officer	55
Jerry F. Perkins	General Counsel	46
David P. Clement	President – Central Division	55
William K. Duke	President – Mideast Division	60
David J. Grayson	President – Southeast Division	57
C. Brockway Lodge, Jr.	President – Western Division	43
Jeffery G. Lott	President – Southwest Division	57
David B. Pasley	President – Mountain West Division	57
Jason B. Teter	President – Southern and Gulf Coast Division	41
Ejaz A. Khan	Vice President, Controller and Chief Information Officer	58

The principal occupations of the executive officers during the past five years are set forth below:

J. Thomas Hill was elected Chairman of the Board of Directors effective January 1, 2016. He was elected President and Chief Executive Officer in July 2014. Prior to that he served as Executive Vice President and Chief Operating Officer (January 2014 – July 2014), Senior Vice President – South Region (December 2011 – December 2013) and President, Florida Rock Division (September 2010 – December 2011).

John R. McPherson was elected Executive Vice President, Chief Financial and Strategy Officer in July 2014. Prior to that he served as Executive Vice President and Chief Financial Officer (January 2014 – July 2014), Senior Vice President – East Region (November 2012 – December 2013) and Senior Vice President, Strategy and Business Development (October 2011 – November 2012). Before joining Vulcan in October 2011, Mr. McPherson was a senior partner at McKinsey & Company, a global management consulting firm, from 1995 to 2011.

Stanley G. Bass was elected Chief Growth Officer in February 2016. He served as Senior Vice President – Western and Mountain West Divisions from January 2015 to February 2016. He served as Senior Vice President – West Region from September 2013 to December 2014. Prior to that, he served as Senior Vice President – Central and West Regions (February 2013 – September 2013), Senior Vice President – Central Region (December 2011 – February 2013) and President, Midsouth and Southwest Divisions (September 2010 – December 2011).

Michael R. Mills was elected Chief Administrative Officer in February 2016. He served as Senior Vice President and General Counsel from November 2012 to February 2016; and as Senior Vice President – East Region from December 2011 to October 2012. Prior to that, he was President, Southeast Division.

Jerry F. Perkins, Jr. was elected General Counsel in February 2016. He served as Assistant General Counsel since 2011.

David P. Clement was named President – Central Division effective January 1, 2015. He served as Senior Vice President – Central Region from September 2013 through December 2014. During the five years prior to such role,  he served in a number of positions with Vulcan including Vice President and General Manager, Midwest Division and Vice President of Operations, Midwest Division.

William K. Duke was named President – Mideast Division effective January 1, 2015. Prior to that, he served in a number of roles over the past five years for Vulcan, including: Vice President and General Manager, Florida (August 2012 – December 2014) and Vice President and General Manager, Aggregates – Florida Rock Division (January 2010 – August 2012).

Part I	15

David J. Grayson began serving as President – Southeast Division on January 1, 2015. Before assuming that role, he served as Vice President and General Manager, Georgia for the preceding five years.

C. Brockway (Brock) Lodge, Jr. was named President – Western Division in February 2016. He served as Vice President and General Manager, Western Division from April 2015 to February 2016. Before that, he was Senior Area General Manager – Central Division (June 2013 – March 2015) and Director of Sales and Marketing – Midsouth Division (April 2010 – May 2013).

Jeffery G. Lott was named President – Southwest Division effective January 1, 2015. Prior to that, he served in a number of roles over the past five years for Vulcan, including Vice President and General Manager, Texas (July 2010 – December 2014).

David B. Pasley began serving as President – Mountain West Division in January 2015. Before that, he was Vice President and General Manager of Central and Northern California (February 2013 – December 2014); Vice President and General Manager of Arizona and Central and Northern California (February 2012 – January 2013); and Vice President and General Manager of Arizona and New Mexico (August 2010 – January 2012).

Jason P. Teter began serving as President – Southern and Gulf Coast Division on January 1, 2015. Prior to that, he served as Vice President – Business Development from October 2013 to December 2014. Before joining Vulcan, for four years he was the Vice President and General Manager, Georgia Aggregates for Lafarge North America.

Ejaz A. Khan was elected Vice President and Controller in February 1999. He was elected Chief Information Officer in February 2000.

shareholder return performance presentation

Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Materials and Services Sector of the Wilshire 5000 Index (Wilshire 5000 M&S) from December 31, 2010 to December 31, 2015. The Wilshire 5000 M&S is a market capitalization weighted sector containing public equities of firms in the Materials and Services sector, which includes our company and approximately 1,300 other companies.

	2010	2011	2012	2013	2014	2015
Comparative Total Return [1]
Vulcan Materials Company	$ 100.00	$ 90.60	$ 119.95	$ 136.99	$ 152.06	$ 220.63
S&P 500	$ 100.00	$ 102.11	$ 118.45	$ 156.81	$ 178.28	$ 180.78
Wilshire 5000 M&S	$ 100.00	$ 96.60	$ 114.18	$ 155.51	$ 168.42	$ 176.51

[1]	Assumes an initial investment at December 31, 2010 of $100 in each stock/index, with quarterly reinvestment of dividends.

Part I	16

INVESTOR INFORMATION

We make available on our website, www.vulcanmaterials.com, free of charge, copies of our:

▪	Annual Report on Form 10-K
▪	Quarterly Reports on Form 10-Q
▪	Current Reports on Form 8-K

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

These documents meet all applicable SEC and New York Stock Exchange (NYSE) regulatory requirements.

The Audit, Compensation and Governance Charters are available on our website under the heading, "Corporate Governance," or you may request a copy of any of these documents by writing to Jerry F. Perkins Jr., Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

Information included on our website is not incorporated into, or otherwise made a part of, this report.

CERTIFICATIONS AND ASSERTIONS

The certifications of our Chief Executive Officer and Chief Financial Officer made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K. Additionally, on June 2, 2015 our Chief Executive Officer submitted to the NYSE the annual written affirmation required by the rules of the NYSE certifying that he was not aware of any violations of Vulcan Materials Company of NYSE corporate governance listing standards.

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

Our business is dependent on the timing and amount of federal, state and local funding for infrastructure  — Our products are used in a variety of public infrastructure projects that are funded and financed by federal, state and local governments. Congress recently passed a five-year, fully funded bill to invest in roads, bridges and public transportation. The resulting certainty and the modestly increased investment are positive developments and mitigate risk in this area. In addition, eleven Vulcan-served states successfully increased transportation funding between 2013 and the present; similar efforts are expected in at least three other states in our service area in 2016. However, given varying state and local budgetary situations and the associated pressure on infrastructure spending, we cannot be entirely assured of the existence, amount and timing of appropriations for future public infrastructure projects.

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

The impacts of climate change on our operations and the company overall are highly uncertain and difficult to estimate. However, climate change legislation and regulation concerning greenhouse gases could have a material adverse effect on our future financial position, results of operations or cash flows.

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

The expanded use of aggregates substitutes could have a material adverse effect on our business, financial condition and results of operations — Recycled concrete and asphalt mix are increasingly being used in a number of our markets, particularly urban markets, as a substitute for aggregates. The use of recycled concrete and asphalt mix could cause a significant reduction in the demand for aggregates.

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

Significant downturn in the construction industry may result in an impairment of our goodwill — We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not identified any events or changes in circumstances since our annual impairment test on November 1, 2015 that indicate the fair value of any of our reporting units is below its carrying value, a significant downturn in the construction industry may have a material effect on the fair value of our reporting units. A significant decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

We have substantial debt and our credit ratings are non-investment grade — Our ability to make scheduled interest and principal payments depends on our financial performance. Financial performance is, in turn, subject to general economic and business conditions, many of which are outside of our control. Our ability to refinance maturing debt depends on our financial performance and the state of the non-investment grade debt market, which is more volatile than the investment-grade debt market.

Our debt instruments contain customary covenants, including: affirmative (e.g., maintain insurance), negative (e.g., to limit our ability to incur secured debt), informational (e.g., provide financial statements) and financial (e.g., minimum EBITDA to interest ratio) covenants. If we fail to comply with any of these covenants, the related debt could become due prior to its stated maturity, and our ability to obtain alternative or additional financing could be impaired.

We use estimates in accounting for a number of significant items. Changes in our estimates could adversely affect our future financial results  — As discussed more fully in "Critical Accounting Policies" under Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," we use significant judgment in accounting for:

▪	goodwill and goodwill impairment
▪	impairment of long-lived assets excluding goodwill
▪	reclamation costs
▪	pension and other postretirement benefits
▪	environmental compliance
▪	claims and litigation including self-insurance
▪	income taxes

Part I	19

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

Part I	20

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

Our current estimate of 15.7 billion tons of proven and probable aggregates reserves  reflects a decrease of 0.1 billion tons from the prior year’s estimate.  Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.

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

The 15.7 billion tons of estimated proven and probable aggregates reserves reported at the end of 2015 include reserves at inactive and greenfield (undeveloped) sites. The table below presents, by division, the tons of proven and probable aggregates reserves as of December 31, 2015 and the types of facilities operated.

	(millions of tons)				Number of Aggregates Operating Facilities [1]
	Aggregates Reserves			2015		Sand and
	Proven	Probable	Total	Production	Stone	Gravel	Sales Yards
Central [2]	3,052.7	958.9	4,011.6	36.3	59	5	9
International [2]	592.2	0.0	592.2	14.3	1	0	0
Mideast [2]	2,529.5	1,144.1	3,673.6	32.4	35	7	22
Mountain West [2]	180.8	128.5	309.3	5.7	1	13	2
Southeast [2,3]	2,739.3	823.5	3,562.8	34.8	40	14	6
Southern Gulf Coast [2]	1,172.2	30.7	1,202.9	11.7	22	0	26
Southwest [2]	1,162.9	10.0	1,172.9	19.5	17	1	18
Western [2]	675.8	508.0	1,183.8	25.8	7	14	1
Total	12,105.4	3,603.7	15,709.1	180.5	182	54	84

[1]	In addition to the facilities included in the table above, we operated 24 recrushed concrete plants which are not dependent on reserves.
[2]

The divisions are defined by states/countries as follows:

Central Division — Arkansas, Illinois, Kentucky and Tennessee

International Division  — Mexico

Mideast Division  — Delaware, Maryland, North Carolina, Pennsylvania, Virginia and Washington D.C.

Mountain West Division — Arizona and New Mexico

Southeast Division — Florida (excluding panhandle), Georgia, South Carolina and the Bahamas

Southern Gulf Coast Division — Alabama, Florida panhandle,  Louisiana and Mississippi

Southwest Division — Oklahoma and Texas

Western Division — California

[3]

Includes a maximum of 377.2 million tons of reserves encumbered by volumetric production payments as defined in Note 1 "Summary of Significant Accounting Policies" in Item 8 "Financial Statements and Supplementary Data" under the caption Deferred Revenue.

Of the 15.7 billion tons of aggregates reserves at December 31, 2015,  8.7 billion tons or 56% are located on owned land and 7.0 billion tons or 44% are located on leased land.

Part I	23

The following table lists our ten largest active aggregates facilities based on the total proven and probable reserves at the sites. None of our aggregates facilities, other than Playa del Carmen, contributed more than 5% to our total revenues in 2015.

(millions of tons)
	Reserves at 12/31/2015			2015
Location (nearest major metropolitan area)	Proven	Probable	Total	Production
Playa del Carmen (Cancun), Mexico	592.2	0.0	592.2	14.3
Hanover (Harrisburg), Pennsylvania	273.3	274.4	547.7	2.6
McCook (Chicago), Illinois	108.8	271.2	380.0	7.1
DeKalb (Chicago), Illinois	161.6	193.7	355.3	0.4
Corona (Los Angeles), California	19.5	321.5	341.0	3.0
Gold Hill (Charlotte), North Carolina	161.3	128.9	290.2	1.0
Macon, Georgia	124.1	128.0	252.1	1.2
Rockingham (Charlotte), North Carolina	71.8	174.6	246.4	2.5
Norcross (Atlanta), Georgia	195.3	27.7	223.0	2.5
1604 Stone (San Antonio), Texas	218.7	0.0	218.7	3.1

ASPHALT MIX, CONCRETE AND CALCIUM

As of December 31, 2015, we operated a number of facilities producing asphalt mix, ready-mixed concrete and calcium in several of our divisions as reflected in the table below:

	Asphalt Mix	Concrete [2]	Calcium [3]
Division [1]	Facilities	Facilities	Facilities
Mideast	0	32	0
Mountain West	19	4	0
Southeast	0	12	1
Southwest	11	8	0
Western	23	0	0

[1]	International, Central and Southern Gulf Coast Divisions have no asphalt mix, concrete or calcium facilities.
[2]	Comprised of ready-mixed concrete facilities.
[3]	Comprised of a ground calcium plant.

In January 2015, we exchanged our California (Western Division) ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona (Mountain West Division).

The asphalt mix and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials. Our Calcium segment operates a quarry at Brooksville, Florida which provides feedstock for the ground calcium operation.

(millions of tons)
	Reserves at 12/31/2015			2015
Location	Proven	Probable	Total	Production
Brooksville	4.8	1.1	5.9	0.3

Our Brooksville limestone quarry is mined and processed primarily as a supplement for end-use products, such as animal feed and plastics. High purity limestone is inert and relatively inexpensive compared to the other components used in these end-use products. The Brooksville limestone quarry has an average calcium carbonate (CaCO3) content of 98%.

Part I	24

HEADQUARTERS

Our headquarters are located in an office complex in Birmingham, Alabama. The office space is leased through December 31, 2023, with three five-year renewal periods thereafter, and consists of approximately 184,125 square feet. The annual rental cost for the current term of the lease is $3.6 million.

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

We were not subject to any penalties in 2015 for failure to disclose transactions identified by the Internal Revenue Service as abusive under Internal Revenue Code Section 6707A.

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

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 11, 2016, the number of shareholders of record was 3,016. The prices in the following table represent the high and low sales prices for our common stock as reported on the New York Stock Exchange and the quarterly dividends declared by our Board of Directors in 2015 and 2014.

	Common Stock Prices		Dividends
	High	Low	Declared
2015
First quarter	$ 86.25	$ 64.28	$ 0.10
Second quarter	$ 93.07	$ 80.58	$ 0.10
Third quarter	$ 102.65	$ 84.10	$ 0.10
Fourth quarter	$ 106.84	$ 87.40	$ 0.10
2014
First quarter	$ 69.50	$ 57.55	$ 0.05
Second quarter	$ 68.29	$ 58.88	$ 0.05
Third quarter	$ 66.55	$ 60.20	$ 0.06
Fourth quarter	$ 69.10	$ 54.10	$ 0.06

The future payment of dividends is within the discretion of our Board of Directors and depends on our profitability, capital requirements, financial condition, business opportunities and other factors which our Board of Directors deems relevant. We are not a party to any contracts or agreements that currently materially limit our ability to pay dividends.

On February 12, 2016, our Board declared a dividend of twenty cents per share for the first quarter of 2016. This represents a ten cent per share increase over the prior quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of our equity securities during the quarter ended December 31, 2015 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs [1]	or Programs
2015
Oct 1 - Oct 31	0	$ 0.00	0	3,411,416
Nov 1 - Nov 30	0	$ 0.00	0	3,411,416
Dec 1 - Dec 31	228,000	$ 94.19	228,000	3,183,416
Total	228,000	$ 94.19	228,000

[1]

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares. As of December 31, 2015, there were 3,183,416 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the fourth quarter of 2015.

Part II	26

ITEM 6

SELECTED FINANCIAL DATA

The selected earnings data, per share data and balance sheet data for each of the five most recent years ended December 31 set forth below  have been derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements in Item 8 "Financial Statements and Supplementary Data."

	2015	2014	2013	2012	2011
As of and for the years ended December 31
in millions, except per share data
Total revenues	$3,422.2	$2,994.2	$2,770.7	$2,567.3	$2,564.6
Gross profit	$857.5	$587.6	$426.9	$334.0	$283.9
Gross profit margin	25.1%	19.6%	15.4%	13.0%	11.1%
Earnings (loss) from continuing operations [1]	$232.9	$207.1	$20.8	$(53.9)	$(75.3)
Earnings (loss) on discontinued operations,
net of tax [2]	$(11.7)	$(2.2)	$3.6	$1.3	$4.5
Net earnings (loss)	$221.2	$204.9	$24.4	$(52.6)	$(70.8)
Basic earnings (loss) per share
Continuing operations	$1.75	$1.58	$0.16	$(0.42)	$(0.58)
Discontinued operations	(0.09)	(0.02)	0.03	0.01	0.03
Basic net earnings (loss) per share	$1.66	$1.56	$0.19	$(0.41)	$(0.55)
Diluted earnings (loss) per share
Continuing operations	$1.72	$1.56	$0.16	$(0.42)	$(0.58)
Discontinued operations	(0.08)	(0.02)	0.03	0.01	0.03
Diluted net earnings (loss) per share	$1.64	$1.54	$0.19	$(0.41)	$(0.55)
Cash and cash equivalents	$284.1	$141.3	$193.7	$275.5	$155.8
Total assets [3]	$8,301.6	$8,041.1	$8,233.1	$8,095.4	$8,193.1
Working capital	$731.1	$468.6	$652.4	$548.6	$456.8
Current maturities and short-term debt	$0.1	$150.1	$0.2	$150.6	$134.8
Long-term debt [3]	$1,980.3	$1,834.6	$2,496.2	$2,495.2	$2,644.5
Equity	$4,454.2	$4,176.7	$3,938.1	$3,761.1	$3,791.6
Cash dividends declared per share	$0.40	$0.22	$0.04	$0.04	$0.76

[1]

Earnings from continuing operations for 2014 include a pretax gain of $211.4 million (net of $16.5 million of disposition related charges) referable to the sale of our cement and concrete businesses in the Florida area as described in Note 19 “Acquisitions and Divestitures”  in Item 8 “Financial Statements and Supplementary Data.”

[2]	Discontinued operations include the results attributable to our former Chemicals business.
[3]

The long-term debt balances prior to December 31, 2015 were adjusted to reflect our adoption of ASU 2015-03 and related election as described in Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption New Accounting Standards. Debt issuance costs (December 31, 2014 — $20.8 million, December 31, 2013 — $26.0 million, December 31, 2012 — $31.2 million and December 31, 2011 — $36.2 million) previously reported as other noncurrent assets were reclassified as a deduction from long-term debt.

Part II	27

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

FINANCIAL SUMMARY FOR 2015 (compared to 2014)

▪	Total revenues increased $428.0 million, or 14%, to $3,422.2 million
▪	Gross profit increased $270.0 million, or 46%, to $857.5 million
▪	Aggregates freight-adjusted revenues increased $318.4 million, or 18%, to $2,112.5 million
▪	Total shipments increased 10%, or 15.9 million tons to 178.3 million tons; same-store shipments increased 7%
▪	Freight-adjusted sales price increased 7% in total and on a same-store basis
▪	Segment gross profit increased $211.6 million, or 39% to $755.7 million
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 66%; on a same-store basis was 77%
▪	Asphalt Mix, Concrete and Calcium segment gross profit improved $58.4 million, collectively
▪	SAG increased $14.6 million and declined (0.7 percentage points or 70 basis points) as a percentage of total revenues
▪	Earnings from continuing operations were $232.9 million, or $1.72 per diluted share, compared to earnings of $207.1 million, or $1.56 per diluted share, in 2014
▪	Discrete items in 2015 include:
▪	a $6.5 million tax charge related to a foreign tax credit carryforward impairment
▪	a $4.7 million tax benefit related to a state NOL carryforward
▪	a pretax charge of $67.1 million for debt purchase costs
▪	a pretax gain of $6.3 million on the sale of real estate and businesses
▪	a pretax charge of $9.5 million associated with acquisitions and divestitures
▪	a pretax charge of $5.2 million for asset impairment
▪	a pretax charge of $5.0 million for restructuring
▪	Discrete items in 2014 include:
▪	a pretax charge of $72.9 million for debt purchase costs
▪	a pretax gain of $238.5 million on the sale of real estate and businesses
▪	a pretax charge of $21.1 million associated with acquisitions and divestitures
▪	a pretax charge of $1.3 million for restructuring
▪	Adjusted EBITDA was $836.3 million, an increase of $231.6 million, or 38%

KEY DRIVERS OF VALUE CREATION

Leading Building Materials Business with Superior Aggregates Operations

- Leading U.S. aggregates producer
- Favorable long-term growth prospects
- 15.7 billion tons of proven and probable aggregates reserves
- Operational expertise and pricing growth provide attractive unit profitability

Well Positioned to Capitalize on Market Recovery

- 77% of the U.S. population growth from 2015 to 2025 is projected to occur in Vulcan-served states *
- We are operating well under capacity and are extremely well positioned to further leverage fixed costs to sales as we move forward
- Federal transportation legislation providing relatively stable funding levels

2015's Strengthened Balance Sheet Positions Us Going-forward to

- Sustain capital reinvestment in our current asset base
- Recover and maintain an investment-grade credit position
- Accelerate the return of capital to shareholders
- Prudently pursue attractive bolt-on acquisitions

   *Source: Moody's Analytics

Part II	28

EXECUTIVE LEADERSHIP TEAM AND OUR FIVE CORE DISCIPLINES

In 2014,  we announced an executive leadership team led by Tom Hill, Chairman  and Chief Executive Officer. Joining Mr. Hill on the leadership team were John McPherson (Executive Vice President, Chief Financial and Strategy Officer), Stan Bass (Chief Growth Officer) and Michael Mills (Chief Administrative Officer). Each member of the executive leadership team has significant senior-level general and industry specific business experience.

Under the leadership of our executive leadership team, we have instituted the following five core disciplines that we focus on daily:

1. SALES AND MARKETING EXCELLENCE

Goal: Remain the market supplier of choice in order to increase our market share while earning full and fair value for our products and services.

Execution: We are winning more than our fair share of large project bids by leveraging our scale and extensive strong customer relationships.

2. OPERATIONAL EXCELLENCE

Goal: Lead the markets safest and most efficient operations by successfully leveraging and driving cost efficiencies to achieve 60% flow through of incremental aggregates revenue.

Execution: We are driving our cost of revenues down by leveraging our purchasing power and multi-modal logistics network and by better managing inventory levels. In 2015, we exceeded our long-term flow through goal of 60% by achieving 77% flow through of incremental aggregates revenue on a same-store basis.

3. SELLING, ADMINISTRATIVE AND GENERAL (SAG) PRODUCTIVITY

Goal: Continue to leverage SAG in order to achieve 6% of revenues.

Execution: We are leveraging our recently reorganized central shared services and recently implemented common ERP platform to reduce administrative expenses and enable rapid integration of acquired operations. As a result, SAG as a percentage of total revenues has decreased from 9.1% in 2014 to 8.4% in 2015.

4. CAPITAL PRODUCTIVITY

Goal: Drive improvement in capital turnover while maintaining the longer term health of our asset base.

Execution: We are improving capital turnover by maximizing the lifecycle value of land holdings and optimizing working capital and inventory levels.

5. PORTFOLIO MANAGEMENT

Goal: Continue to pursue attractive bolt-on acquisitions and selectively enter new markets that meet our growth profile while divesting non-core businesses.

Execution: In 2015, we completed a swap of twelve ready-mixed concrete plants in California for thirteen asphalt plants primarily in Arizona. We also acquired three aggregates facilities and seven ready-mixed concrete plants in Arizona and New Mexico. These transactions together with acquisitions completed in 2014, position us as the #1 aggregates supplier in the New Mexico market and a leading aggregates supplier in Arizona.

Part II	29

2015 ACQUISITIONS/DIVESTITURES

We continually challenge ourselves as to whether we are the best owner of our individual assets and operations — this logic supports the transaction we closed in January 2015 to exchange our California ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona. We expect to earn a higher return on the exchanged assets due to our operational and strategic focus in the Arizona asphalt market. In addition, we acquired the following in 2015:

▪	three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico
▪	one aggregates facility in Tennessee

For a detailed discussion of our acquisitions and divestitures, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

MARKET DEVELOPMENTS AND OUTLOOK

We expect overall demand growth in Vulcan-served markets to be approximately 7% in 2016, driven by continued growth in both private and public construction. Private construction activity should continue to grow in both residential and nonresidential, led by double-digit growth in the residential sector. Public construction in our markets should continue to benefit from state-led highway spending in key states and record levels of state and local tax receipts. Additionally, with the passage of the new, fully funded, long-term federal highway bill in December 2015, the states now have greater funding stability and certainty to undertake much needed transportation projects. As a result, we believe that mid-single digit growth for this aggregates-intensive end-market is possible in 2016.

At this point in the recovery, the timing and pace of shipments throughout the year can be marginally more uncertain due to weather-related challenges and the start dates and shipping pace for certain large projects. For example, El Nino-related rainfall has negatively impacted early 2016 shipment rates in our California, Arizona and New Mexico operations. These factors, coupled with public transportation agencies needing time to adjust their project procurement schedules to incorporate passage of the new federal highway bill, could result in full year aggregates shipments being weighted towards the second half of the year.

We expect full year Adjusted EBITDA of $1.0 to $1.1 billion driven by: (1) the continuing recovery in demand from the trough seen in 2012, (2) strong growth in aggregates gross profit per ton, (3) earnings improvement in our non-aggregates businesses and (4) continuing leverage of our SAG expenses.

The following assumptions, which represent the mid-point of our expectations, support our outlook for strong year-over-year growth in Adjusted EBITDA in 2016.

▪	aggregates shipments of approximately 191 million tons, up 7% from 2015
▪	increase in average freight-adjusted aggregates pricing of 7%, with unit margins continuing to grow faster than pricing
▪	aggregates gross profit growth of 25%
▪	total non-aggregates gross profit improvement of 20%
▪	SAG expenses of approximately $295 million, excluding business development-related expenses

Other expectations include:

▪	core capital spending of approximately $275 million to support the increased level of shipments and further improve production costs and operating efficiencies
▪	interest expense of approximately $140 million
▪	depreciation, depletion, accretion and amortization expense of approximately $285 million
▪	effective tax rate of 31%

Our 2015 results and 2016 outlook are consistent with our long-range expectations. Since the beginning of this recovery in the second half of 2013, our teams’ efforts have resulted in trailing twelve month Aggregates segment gross profit increasing nearly $400 million on a 38 million ton increase in annualized shipments. We are encouraged by the ongoing recovery in demand continuing across our markets and by the positive pricing environment. Our teams continue to convert incremental revenue into incremental gross profit at an impressive rate. Our focus will remain on continuous, compounding improvement – both operational and financial.

Part II	30

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

GROSS PROFIT MARGIN IN ACCORDANCE WITH GAAP

dollars in millions	2015	2014	2013
Gross profit	$ 857.5	$ 587.6	$ 426.9
Total revenues	$ 3,422.2	$ 2,994.2	$ 2,770.7
Gross profit margin	25.1%	19.6%	15.4%

GROSS PROFIT MARGIN EXCLUDING FREIGHT AND DELIVERY REVENUES

dollars in millions	2015	2014	2013
Gross profit	$ 857.5	$ 587.6	$ 426.9
Total revenues	$ 3,422.2	$ 2,994.2	$ 2,770.7
Freight and delivery revenues [1]	538.1	473.1	386.2
Total revenues excluding freight and delivery revenues	$ 2,884.1	$ 2,521.1	$ 2,384.5
Gross profit margin excluding freight and delivery revenues	29.7%	23.3%	17.9%

[1]	Includes freight to remote distribution sites.

Part II	31

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

AGGREGATES SEGMENT GROSS PROFIT MARGIN IN ACCORDANCE WITH GAAP

dollars in millions	2015	2014	2013
Aggregates segment
Gross profit	$ 755.7	$ 544.1	$ 413.3
Segment sales	$ 2,777.8	$ 2,346.4	$ 2,025.0
Gross profit margin	27.2%	23.2%	20.4%
Incremental gross profit margin	49.1%	40.7%

AGGREGATES SEGMENT GROSS PROFIT AS A PERCENTAGE OF
FREIGHT-ADJUSTED REVENUES

dollars in millions	2015	2014	2013
Aggregates segment
Gross profit	$ 755.7	$ 544.1	$ 413.3
Segment sales	$ 2,777.8	$ 2,346.4	$ 2,025.0
Less
Freight, delivery and transportation revenues [1]	644.7	532.2	424.9
Other revenues	20.6	20.2	24.1
Freight-adjusted revenues	$ 2,112.5	$ 1,794.0	$ 1,576.0
Gross profit as a percentage of
freight-adjusted revenues	35.8%	30.3%	26.2%
Incremental gross profit as a percentage of
freight-adjusted revenues	66.5%	60.0%

[1]	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

Part II	32

GAAP does not define "free cash flow," "cash gross profit" and "Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, free cash flow should not be considered as an alternative to net cash provided by operating activities or any other liquidity measure defined by GAAP. Likewise, cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance. The investment community often uses these metrics as indicators of a company's ability to incur and service debt and to assess the operating performance of a company’s businesses. We use free cash flow,  cash gross profit and EBITDA to assess the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period. We do not use these metrics as a measure to allocate resources.  Reconciliations of these metrics to their nearest GAAP measures are presented below:

FREE CASH FLOW

Free cash flow is calculated by deducting purchases of property, plant & equipment from net cash provided by operating activities.

in millions	2015	2014	2013
Net cash provided by operating activities	$ 503.4	$ 260.3	$ 356.5
Purchases of property, plant & equipment	(289.3)	(224.9)	(275.4)
Free cash flow	$ 214.1	$ 35.4	$ 81.1

CASH GROSS PROFIT

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

in millions, except per ton data	2015	2014	2013
Aggregates segment
Gross profit	$ 755.7	$ 544.1	$ 413.3
Depreciation, depletion, accretion and amortization	228.5	227.0	224.8
Aggregates segment cash gross profit	$ 984.2	$ 771.1	$ 638.1
Unit shipments - tons	178.3	162.4	145.9
Aggregates segment cash gross profit per ton	$ 5.52	$ 4.75	$ 4.37
Asphalt Mix segment
Gross profit	$ 78.2	$ 38.1	$ 32.7
Depreciation, depletion, accretion and amortization	16.4	10.7	8.7
Asphalt Mix segment cash gross profit	$ 94.6	$ 48.8	$ 41.4
Concrete segment
Gross profit	$ 20.2	$ 2.2	$ (24.8)
Depreciation, depletion, accretion and amortization	11.4	19.9	33.0
Concrete segment cash gross profit	$ 31.6	$ 22.1	$ 8.2
Calcium segment
Gross profit	$ 3.5	$ 3.2	$ 5.7
Depreciation, depletion, accretion and amortization	0.7	1.6	18.1
Calcium segment cash gross profit	$ 4.2	$ 4.8	$ 23.8

Part II	33

EBITDA AND ADJUSTED EBITDA

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

in millions	2015	2014	2013
Net earnings	$ 221.2	$ 204.9	$ 24.4
Provision for (benefit from) income taxes	94.9	91.7	(24.5)
Interest expense, net of interest income	220.3	242.4	201.7
(Earnings) loss on discontinued operations, net of tax	11.7	2.2	(3.6)
Depreciation, depletion, accretion and amortization	274.8	279.5	307.1
EBITDA	$ 822.9	$ 820.7	$ 505.1
Gain on sale of real estate and businesses	$ (6.3)	$ (238.5)	$ (36.8)
Charges associated with acquisitions and divestitures	9.5	21.2	0.5
Asset impairment	5.2	0.0	0.0
Restructuring charges	5.0	1.3	1.5
Adjusted EBITDA	$ 836.3	$ 604.7	$ 470.3

Part II	34

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

The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULT HIGHLIGHTS

For the years ended December 31	2015	2014	2013
in millions, except per share data
Total revenues	$ 3,422.2	$ 2,994.2	$ 2,770.7
Cost of revenues	2,564.7	2,406.6	2,343.8
Gross profit	$ 857.5	$ 587.6	$ 426.9
Selling, administrative and general expenses	$ 286.8	$ 272.3	$ 259.4
Gain on sale of property, plant & equipment
and businesses	$ 9.9	$ 244.2	$ 39.3
Operating earnings	$ 549.8	$ 538.1	$ 190.4
Interest expense	$ 220.6	$ 243.4	$ 202.6
Earnings (loss) from continuing operations
before income taxes	$ 327.9	$ 298.8	$ (3.7)
Earnings from continuing operations	$ 232.9	$ 207.1	$ 20.8
Earnings (loss) on discontinued operations,
net of income taxes	(11.7)	(2.2)	3.6
Net earnings	$ 221.2	$ 204.9	$ 24.4
Basic earnings (loss) per share
Continuing operations	$ 1.75	$ 1.58	$ 0.16
Discontinued operations	(0.09)	(0.02)	0.03
Basic net earnings per share	$ 1.66	$ 1.56	$ 0.19
Diluted earnings (loss) per share
Continuing operations	$ 1.72	$ 1.56	$ 0.16
Discontinued operations	(0.08)	(0.02)	0.03
Diluted net earnings per share	$ 1.64	$ 1.54	$ 0.19
EBITDA	$ 822.9	$ 820.7	$ 505.1
Adjusted EBITDA	$ 836.3	$ 604.7	$ 470.3

Net earnings for 2015  were $221.2 million ($1.64 per diluted share)  compared to $204.9 million  ($1.54 per diluted share)  in 2014 and $24.4 million, or $0.19 per diluted share in 2013. Each year's results were impacted by discrete items as follows:

▪

Net earnings for 2015 include a pretax loss of $3.2 million (net of $9.5 million of charges associated with acquisitions and divestitures) related to the sale of real estate and businesses, a $5.0 pretax charge for restructuring, a $5.2 million pretax asset impairment loss, a pretax loss on debt purchase of $67.1 million presented as a component of interest expense (see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data”), and a $6.5 million tax charge related to a foreign tax credit carryforward impairment. These unfavorable items were partially offset by a $4.7 million tax benefit related to a state NOL carryforward (see Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data”)

▪

Net earnings for 2014 include a pretax gain of $217.4 million (net of $21.1 million of disposition related charges) related to the sale of real estate and businesses including our cement and concrete businesses in the Florida area, a $1.3 million pretax charge for restructuring, and a pretax loss on debt purchase of $72.9 million presented as a component of interest expense (see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data”)

Part II	35

▪	Net earnings for 2013 include a pretax gain of $36.3 million (net of $0.5 million of disposition related charges) related to the sale of reclaimed real estate and businesses

Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions
	2013	$ (3.7)	2014	$ 298.8
Higher aggregates gross profit		130.8		211.6
Higher asphalt mix gross profit		5.4		40.1
Higher concrete gross profit		27.0		17.9
Higher (lower) calcium gross profit		(2.5)		0.3
Higher selling, administrative and general expenses		(12.9)		(14.6)
Higher (lower) gain on sale of property, plant & equipment and businesses		205.0		(234.3)
Lower (higher) restructuring charges		0.2		(3.7)
Lower (higher) interest expense		(40.8)		22.8
All other		(9.7)		(11.0)
	2014	$ 298.8	2015	$ 327.9

ADJUSTED CONCRETE AND CALCIUM SEGMENT FINANCIAL DATA

The following table compares our Concrete and Calcium segments financial data excluding both the January 2015 exchange of our California concrete businesses and the March 2014 sale of our Florida area concrete and cement businesses.

For the years ended December 31	2015	2014	2013
in millions
Concrete Segment
Segment sales
As reported	$ 299.3	$ 375.8	$ 471.7
Adjusted	$ 294.1	$ 272.6	$ 244.9
Total revenues
As reported	$ 299.3	$ 375.8	$ 471.7
Adjusted	$ 294.1	$ 272.6	$ 244.9
Gross profit
As reported	$ 20.2	$ 2.2	$ (24.8)
Adjusted	$ 20.9	$ 12.0	$ 5.8
Depreciation, depletion, accretion and amortization
As reported	$ 11.4	$ 19.9	$ 33.0
Adjusted	$ 11.3	$ 15.7	$ 15.5
Shipments - cubic yards
As reported	2.8	3.7	4.8
Adjusted	2.8	2.6	2.5
Calcium Segment
Segment sales
As reported	$ 8.6	$ 25.0	$ 99.0
Adjusted	$ 8.6	$ 9.0	$ 9.6
Total revenues
As reported	$ 8.6	$ 15.8	$ 51.7
Adjusted	$ 8.6	$ 9.1	$ 9.5
Gross profit
As reported	$ 3.5	$ 3.2	$ 5.7
Adjusted	$ 3.5	$ 3.5	$ 3.0
Depreciation, depletion, accretion and amortization
As reported	$ 0.7	$ 1.6	$ 18.1
Adjusted	$ 0.7	$ 0.6	$ 0.4

Part II	36

OPERATING RESULTS BY SEGMENT

We present our results of operations by segment at the gross profit level. We have four operating (and reportable) segments organized around our principal product lines: 1) Aggregates,  2) Asphalt Mix, 3) Concrete and 4) Calcium. Management reviews earnings for the product line segments principally at the gross profit level.

1. AGGREGATES

Our year-over-year aggregates shipments:

▪	increased 10% in 2015
▪	increased 11% in 2014
▪	increased 4% in 2013

At 178.3 million tons, our 2015 aggregates shipments increased 15.9 million tons. This increase is consistent with our long-range expectations. The gradual recovery in demand continues across most of our 20-state geographic footprint. With the exception of certain markets in Texas, construction activity in Vulcan-served markets remains well below long-term levels of per capita consumption. Key states such as California, Florida, and Georgia continue to enjoy solid growth rates as they gradually recover toward more normal levels of construction activity and materials consumption. On a same-store basis, aggregates shipments increased 11.8 million tons or 7%.

The following map reflects the percentage improvement (2015 versus 2014) of aggregates shipments on a same-store basis by Vulcan-served states.

Part II	37

Our year-over-year freight-adjusted selling price1 for aggregates:

▪	increased 7% in 2015
▪	increased 2% in 2014
▪	increased 3% in 2013

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

Our pricing environment continues to improve with the steady increase in demand. During 2015, freight-adjusted sales price increased in all Vulcan-served states. On a same-store basis, freight-adjusted sales price also increased 7%.

AGGREGATES FREIGHT-ADJUSTED REVENUES	AGGREGATES GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

AGGREGATES UNIT SHIPMENTS	AGGREGATES SELLING PRICE AND CASH GROSS PROFIT PER TON
Tons, in millions	Freight-adjusted average sales price per ton [2]

[2] Freight-adjusted sales price is calculated as freight-adjusted revenues divided by aggregates unit shipments

Aggregates segment gross profit increased $211.6 million in 2015 from the prior year and gross profit as a percentage of freight-adjusted revenues increased 5.4 percentage points (540 basis points). The increase in Aggregates segment gross profit resulted from higher volumes and better unit margins. Aggregates segment unit cost of sales, excluding freight and delivery, declined 1% in 2015 versus the prior year as lower diesel and energy costs offset higher fringe and overtime labor expenses and repair & maintenance costs.

Part II	38

Aggregates segment cash gross profit per ton increased 16% to $5.52 in 2015. This measure continues to improve, reflecting our effective management of the three major profit drivers (price for service; sales and production mix; operating efficiency and leverage). These efforts resulted in a record level of unit profitability that exceeds the level achieved in 2005 ($3.28 per ton – our peak year for volume) and in 2014 ($4.75 per ton – our previous high). This trend further highlights the earnings potential of our aggregates business as volumes recover.

This aggregates earnings potential is further reflected in the flow-through rate. Same-store aggregates freight-adjusted revenues increased $271.9 million in 2015, while same-store gross profit for the segment increased $209.3 million, a flow-through rate of 77%. We have consistently exceeded our stated long-term goal of a 60% flow-through rate since volumes began to recover in the second half of 2013.

2.  ASPHALT MIX

Our year-over-year asphalt mix shipments:

▪	increased 30% in 2015
▪	increased 8% in 2014
▪	increased 3% in 2013

The significant increase in asphalt mix shipments was largely attributable to the swap of our concrete operations in California for asphalt mix operations, primarily in Arizona. On a same-store basis, asphalt mix shipments increased 10% and gross profit increased $30.8 million.

Unit gross profit increased 58% in 2015, while unit cash gross profit increased 49% to $9.80 per ton. This improvement resulted from the increased level of shipments, effective management of materials margins, and earnings from acquisitions completed since the first half of last year.

ASPHALT MIX SEGMENT SALES	ASPHALT MIX GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

Part II	39

3.  CONCRETE

Our year-over-year ready-mixed concrete shipments:

▪	decreased 25% in 2015
▪	decreased 22% in 2014
▪	increased 14% in 2013

The significant decrease in ready-mixed concrete shipments was largely attributable to the aforementioned swap of our concrete operations in California. On a same-store basis, ready-mixed concrete shipments increased 7% and gross profit increased $8.9 million.

CONCRETE SEGMENT SALES [1]	CONCRETE GROSS PROFIT AND CASH GROSS PROFIT [1]
in millions	in millions

[1]

The financial data above excludes both the California and Florida area concrete businesses exchanged/sold in January 2015 and March 2014, respectively. See the Adjusted Concrete and Calcium Segment Financial Data table on page 36.

Part II	40

4. CALCIUM

Calcium segment gross profit of $3.5 million was up $0.3 million from reported prior year gross profit of $3.2 million. Our cement business was sold in the first quarter of 2014 along with the Florida concrete assets. Adjusted for the sale of our cement business in the Florida area, Calcium segment gross profit was $3.5 million in 2014.

CALCIUM SEGMENT SALES [1]	CALCIUM GROSS PROFIT AND CASH GROSS PROFIT [1]
in millions	in millions

[1]	The financial data above excludes the cement businesses sold in March 2014. See the Adjusted Concrete and Calcium Segment Financial Data table on page 36.

In total, the 2015 gross profit contributions from our three non-aggregates (Asphalt Mix, Concrete and Calcium) segments exceeded plan due to margin improvements resulting from both core operating disciplines and strategic repositioning of our asset portfolio.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

in millions

We experienced elevated SAG costs during 2015 primarily due to higher pension and other employee benefit costs, as well as continued investment in sales force effectiveness and other strategic initiatives. Other employee benefit costs, such as those associated with enhancements to the employee profit-sharing plan, also have risen. In contrast, direct SAG expenses for salaries and wages remained relatively flat with the prior year. We intend to further leverage SAG expenses to revenues as volumes recover. As a percentage of total revenues, SAG expenses declined from 9.1% in 2014 to 8.4% in 2015. In 2016, SAG expenses are expected to increase approximately 3% while revenues should increase double-digits.

Our comparative total company employment levels at year end:

▪	increased 4% in 2015
▪	declined 3% in 2014
▪	increased 5% in 2013

Severance charges included in SAG expenses were as follows: 2015 — $1.4 million, 2014 — $1.0 million and 2013 — $1.2 million. Severance and other related restructuring charges not included in SAG expenses were as follows: 2015 — $5.0 million, 2014 — $1.3 million and 2013 — $1.5 million.

Part II	41

GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT AND BUSINESSES

in millions

The 2015 gain includes a $5.9 million pretax gain from the previously mentioned asset exchange (we exited the ready-mixed concrete business in California and added thirteen asphalt plant locations, primarily in Arizona). The 2014 gain includes a $227.9 million pretax gain from the sale of our cement and concrete businesses in Florida to Cementos Argos and a $6.0 million pretax gain from the sale of two reclaimed operating sites. The 2013 gain includes a $24.0 million pretax gain from the sale of five non-strategic aggregates production facilities and a $9.0 million pretax gain from the sale of reclaimed and surplus real estate. See Note 19 "Acquisitions and Divestitures" in Item 8 "Financial Statements and Supplementary Data."

INTEREST EXPENSE

in millions

Interest expense in 2015 decreased $22.8 million from 2014 due to a lower weighted-average interest rate and a $5.8 million reduction in pretax charges for debt purchases. Interest expense in 2015 and 2014 included pretax charges for debt purchases of $67.1 million and $72.9 million, respectively, as described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

INCOME TAXES

Our income tax provision (benefit) from continuing operations for the years ended December 31 is shown below:

dollars in millions	2015	2014	2013
Earnings (loss) from continuing
operations before income taxes	$ 327.9	$ 298.8	$ (3.7)
Provision for (benefit from) income taxes	$ 94.9	$ 91.7	$ (24.5)
Effective tax rate	29.0%	30.7%	660.5%

The $3.3 million increase in our 2015 provision for incomes taxes is primarily related to the year-over-year improvement in our earnings from continuing operations. The 2015 reduction in the effective tax rate is due to higher benefits from the statutory depletion deduction and the U.S. production deduction, both related to higher aggregates sales. The $116.2 million increase in our 2014 income taxes is primarily related to the year-over-year improvement in our earnings from continuing operations. A reconciliation of the federal statutory rate of 35% to our effective tax rates for 2015, 2014 and 2013 is presented in Note 9  “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

Part II	42

DISCONTINUED OPERATIONS

Pretax earnings (loss) from discontinued operations were:

▪	$(19.3) million loss in 2015
▪	$(3.7) million loss in 2014
▪	$6.0 million earnings in 2013

The $19.3 million and $3.7 million losses from discontinued operations for 2015 and 2014, respectively, resulted primarily from general and product liability costs, including legal defense costs and environmental remediation costs associated with our former Chemicals business. The 2013 pretax earnings include  an $11.7 million gain related to the 5CP earn-out (final payment in 2013). This gain was partially offset by general and product liability costs, including legal defense costs, and environmental remediation costs. For additional information regarding discontinued operations and the 5CP earn-out, see Note 2 "Discontinued Operations" in Item 8 "Financial Statements and Supplementary Data."

LIQUIDITY AND FINANCIAL RESOURCES

Our sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. Additional financial resources include access to the capital markets, the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these liquidity and financial resources are sufficient to fund our business requirements for 2016, including:

▪	cash contractual obligations
▪	capital expenditures
▪	debt service obligations
▪	dividend payments
▪	potential share repurchases
▪	potential future acquisitions

Our capital deployment priorities remain unchanged from the prior year. We intend to take a balanced approach to capital deployment, one incorporating strategic reinvestment, sustained financial strength and flexibility, and the return of capital to shareholders. In 2015, we returned $53.2 million in cash to shareholders though our dividend and $21.5 million through share repurchases. We expect to increase the return of capital through dividends, share repurchases, or other mechanisms, as earnings grow.

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

During 2015, we maintained debt of approximately $2.0 billion, eliminated nearer-term maturities, increased the weighted-average life of our debt obligations, and lowered our weighted-average interest rate by approximately 1% (100 basis points).

Part II	43

CASH

Included in our December 31, 2015 cash and cash equivalents balance of $284.1 million is $58.9 million of cash held at one of our foreign subsidiaries. All of this $58.9 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

CASH FROM OPERATING ACTIVITIES

in millions

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization.

in millions	2015	2014	2013
Net earnings	$ 221.2	$ 204.9	$ 24.4
Depreciation, depletion, accretion
and amortization (DDA&A)	274.8	279.5	307.1
Net earnings before noncash deductions for DDA&A	$ 496.0	$ 484.4	$ 331.5
Net gain on sale of property, plant &
equipment and businesses	(9.9)	(244.2)	(51.0)
Proceeds from sale of future production,
net of transaction costs	0.0	0.0	153.1
Cost of debt purchase	67.1	72.9	0.0
Other operating cash flows, net [1]	(49.8)	(52.8)	(77.1)
Net cash provided by operating
activities	$ 503.4	$ 260.3	$ 356.5

[1]	Primarily reflects changes to working capital balances.

2015 versus 2014  — Net cash provided by operating activities was $503.4 million during 2015, a $243.1 million increase compared to 2014. Net earnings before noncash deduction for DDA&A increased $11.6 million during 2015 to $496.0 million. Included in net earnings for 2014 is a pretax gain of $227.9 million (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”) from the March 2014 sale of our cement and concrete businesses in the Florida area. Cash received associated with gain on sale of property, plant & equipment and businesses is presented as a component of investing activities. In 2015, we purchased $485.1 million principal amount of outstanding debt and incurred charges of $67.1 million. In 2014, we purchased $506.4 million principal amount of outstanding debt and incurred charges of $72.9 million (see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data”). Cash paid for the debt purchases is presented as a component of financing activities.

2014 versus 2013  — Net cash provided by operating activities of $260.3 million decreased $96.2 million from 2013. The decrease is attributable to a transaction in 2013 in which we sold a percentage of future production from aggregates reserves resulting in net cash proceeds of $153.1 million (see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data”). Net earnings before noncash deductions for DDA&A increased $152.9 million to $484.4 million during 2014. Included in net earnings for 2014 is a pretax gain of $227.9 million (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”) from the sale of our cement and concrete businesses in the Florida area. Cash received associated with the sale of property, plant & equipment and businesses is presented as a component of investing activities. Additionally, we purchased $506.4 million principal amount of outstanding debt through a tender offer and incurred a charge of $72.9 million (see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data”). Cash paid for the debt purchase is presented as a component of financing activities.

Part II	44

CASH FROM INVESTING ACTIVITIES

in millions

2015 versus 2014 — Net cash used for investing activities was $309.7 million during 2015, a $548.0 million decrease compared to the $238.3 million of net cash provided during 2014. This decrease is the result of lower proceeds from the sale of property, plant & equipment and businesses, less cash used in acquisitions and higher capital investments in our existing operations. During 2014, we sold: a previously mined and subsequently reclaimed tract of land for $10.7 million, land previously containing a sales yard for $5.8 million, and our cement and concrete businesses in the Florida area for $721.4 million. We had no comparable significant sales in the current year. During 2014, we completed several acquisitions for cash consideration of $284.2 million. Conversely, acquisitions during 2015 totaled $27.2 million in cash consideration (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”). Furthermore, during 2015, we increased investments in our existing operations by $64.4 million as reflected in the increased purchases of property, plant & equipment.

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

CASH FROM FINANCING ACTIVITIES

in millions

2015 VERSUS 2014 — Net cash used for financing activities in 2015 was $50.8 million, a decrease of $500.3 million from 2014. This large decrease is primarily attributable to the prior year’s $506.4 million principal amount debt purchase, which required $579.7 million of cash. The 2014 debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area. In 2015, we refinanced $635.1 million principal amount of debt and entered into a new $750.0 million line of credit. The total cash requirement for these actions was $702.3 million ($635.1 million principal, $59.3 million of premiums above par and transaction fees of $7.9 million). We funded the refinancing by issuing $400.0 million of new 10-year notes, borrowing $235.0 million under our new and expanded line of credit and using $67.3 million of cash. Furthermore, in 2014 we generated $30.6 million of cash by issuing new shares to our 401(k) plan (such issuances were discontinued in the fourth quarter of 2014). Finally, in 2015 we returned capital to our investors by repurchasing 228.0 thousand shares of common stock for cash consideration of $21.5 million.

Part II	45

2014 VERSUS 2013 — Net cash used for financing activities of $551.1 million increased $409.1 million in 2014 compared to 2013. This increase is primarily attributable to the aforementioned $506.4 million principal amount purchase that required $579.7 million of cash. This increase in cash used for financing activities is partially offset by a $26.8 million increase in proceeds from the issuance of common stock.  In 2014, we issued 485.3 thousand shares of common stock to the trustee of our 401(k) savings and retirement plans for cash proceeds of $30.6 million.

DEBT

Certain debt measures as of December 31 are outlined below:

dollars in millions	2015	2014
Debt
Current maturities of long-term debt	$ 0.1	$ 150.1
Short-term debt (line of credit)	0.0	0.0
Long-term debt [1]	1,980.3	1,834.6
Total debt [2]	$ 1,980.4	$ 1,984.7
Capital
Total debt [2]	$ 1,980.4	$ 1,984.7
Equity	4,454.2	4,176.7
Total capital	$ 6,434.6	$ 6,161.4
Total Debt as a Percentage of Total Capital	30.8%	32.2%
Weighted-average Effective Interest Rates
Line of credit [3]	1.75%	1.50%
Term debt	7.52%	8.10%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	88.3%	99.3%
Floating-rate debt	11.7%	0.7%

[1]

Includes borrowing under our line of credit for which we have the intent and ability to extend repayment beyond twelve months, as follows: December 31, 2015 — $235.0 million and December 31, 2014 — $0.0 million.

[2]

The debt balances as of December 31, 2014 have been adjusted to reflect our early adoption of ASU 2015-03 and related election as disclosed in Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption New Accounting Standards.

[3]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

LINE OF CREDIT

In June 2015, we cancelled our secured $500.0 million line of credit and entered into an unsecured $750.0 million line of credit (incurring $2.6 million of transaction fees). The expanded borrowing capacity is part of the refinancing plans disclosed at our February 25, 2015 Investor Day (the 2015 refinancing plans). Borrowings at December 31, 2015 are consistent with the 2015 refinancing plans and are intended to remain outstanding going forward.

The line of credit agreement expires in June 2020 and contains affirmative, negative and financial covenants customary for an unsecured facility (none of which materially impact our ability to execute our strategic, operating and financial plans). The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 through September 2016 and 3.25:1 thereafter, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of December 31, 2015, we were in compliance with the line of credit covenants.

Part II	46

Borrowings and other cost ranges and details are described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” As of December  31, 2015, the credit margin for the London Interbank Offered Rate (LIBOR) borrowings was 1.75%, the credit margin for base rate borrowings was 0.75%, and the commitment fee for the unused portion was 0.25%.

As of December 31, 2015, our available borrowing capacity under the line of credit was $476.1 million. Utilization of the borrowing capacity was as follows:

▪	$235.0 million was borrowed
▪	$38.9 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. All such debt, other than the $0.5 million of other notes, is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of December 31, 2015, we were in compliance with all of the term debt covenants.

In March, April and August of 2015, we completed the refinancing of $485.1 million principal amount of debt as described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” And, in December 2015 we refinanced at maturity the $150.0 million of 10.125% notes via borrowing on our line of credit. These refinancing actions are consistent with the aforementioned 2015 refinancing plans, resulted in total debt of approximately $2.0 billion as of December 31, 2015 (consistent with year-end 2014) and have the following benefits, among others: (1) eliminate $621.1 million of debt maturities in 2015 – 2018 (including the $150.0 million notes refinanced as mentioned above), (2) extend the weighted-average life of our debt portfolio, and (3) lower our weighted-average interest rate.

The 2015 refinancing actions resulted in charges totaling $67.1 million. Such charges are detailed in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data” and are presented in the accompanying Consolidated Statement of Comprehensive Income as a component of interest expense for the year ended December 31, 2015.

In March 2014, we purchased $506.4 million principal amount of debt through a tender offer as described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” This debt purchase was funded by the aforementioned sale of our cement and concrete businesses in the Florida area and resulted in charges totaling $72.9 million (presented in the accompanying Consolidated Statement of Comprehensive Income as a component of interest expense for the year ended December 31, 2014).

DEBT PAYMENTS AND MATURITIES

Scheduled debt payments during 2015 included $150.0 million in December to retire the 10.125% notes (which were refinanced via long-term borrowings on our line of credit). Additionally, we refinanced $485.1 million of debt as described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

As of December 31, 2015, current maturities for the next four quarters and  maturities for the next five years are due as follows:

	Current		Debt
in millions	Maturities	in millions	Maturities
First quarter 2016	$ 0.0	2016	$ 0.1
Second quarter 2016	0.0	2017	0.2
Third quarter 2016	0.0	2018	522.5
Fourth quarter 2016	0.1	2019	0.0
		2020	0.0

We expect to retire  current maturities using existing cash.

Part II	47

DEBT RATINGS

Our debt ratings and outlooks as of December 31, 2015  are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Line of Credit
Moody's	Ba2/positive	8/12/2015	initial coverage
Senior Unsecured [1]
Fitch	BB+/stable	5/11/2015	initial coverage
Moody's	Ba2/positive	8/12/2015	rating changed from Ba3 to Ba2
Standard & Poor's	BB+/positive	3/16/2015	outlook changed from stable to positive

[1]	Not all of our long-term debt is rated.

EQUITY

Our common stock issuances and purchases are as follows:

in thousands	2015	2014	2013
Common stock shares at January 1,
issued and outstanding	131,907	130,200	129,721
Common Stock Issuances
Acquisitions	0	715	0
401(k) retirement plans	0	485	71
Share-based compensation plans	1,493	507	408
Common Stock Purchases
Purchased and retired	(228)	0	0
Common stock shares at December 31,
issued and outstanding	133,172	131,907	130,200

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

There were no shares held in treasury as of December 31, 2015, 2014 and 2013.

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of December 31, 2015, there were 3,183,416 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) are detailed below:

in thousands	2015	2014	2013
Shares Purchased
Number	228	0	0
Total cost	$ 21,475	$ 0	$ 0
Average cost	$ 94.19	$ 0.00	$ 0.00

Part II	48

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪	results of operations and financial position
▪	capital expenditures
▪	liquidity and capital resources

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 6  "Debt" in Item 8 "Financial Statements and Supplementary Data."

CASH CONTRACTUAL OBLIGATIONS

We expect total capital spending of $400.0 million during 2016. Excluding future cash requirements  for capital expenditures and immaterial or contingent contracts, our obligations to make future contractual payments as of December 31, 2015 are summarized in the table below:

	Note	Payments Due by Year
in millions	Reference	2016	2017-2018	2019-2020	Thereafter	Total
Cash Contractual Obligations
Bank line of credit [1]
Principal payments	Note 6	$ 0.0	$ 0.0	$ 235.0	$ 0.0	$ 235.0
Interest payments and fees [2]		7.4	17.1	13.8	0.0	38.3
Term debt
Principal payments	Note 6	0.1	522.7	0.0	1,246.4	1,769.2
Interest payments	Note 6	125.7	241.9	161.4	396.1	925.1
Operating leases	Note 7	30.9	56.3	43.0	128.6	258.8
Mineral royalties	Note 12	21.5	37.7	25.4	132.8	217.4
Unconditional purchase obligations
Capital	Note 12	67.6	79.2	0.1	0.0	146.9
Noncapital [3]	Note 12	14.4	17.6	11.6	5.0	48.6
Benefit plans [4]	Note 10	9.2	25.6	50.4	145.0	230.2
Total cash contractual obligations [5,6]		$ 276.8	$ 998.1	$ 540.7	$ 2,053.9	$ 3,869.5

[1]	Bank line of credit represents borrowings under our unsecured $750.0 million line of credit that expires June 2020.
[2]

Includes fees for unused borrowing capacity, and fees for standby letters of credit. The figures for all years assume that the amount of unused borrowing capacity, and the amount of standby letters of credit do not change from December 31, 2015.

[3]	Noncapital unconditional purchase obligations relate primarily to transportation and electricity contracts.
[4]	Payments in "Thereafter" column for benefit plans are for the years 2021-2025.
[5]

The above table excludes discounted asset retirement obligations in the amount of $226.6 million at December 31, 2015, the majority of which have an estimated settlement date beyond 2020 (see Note 17 "Asset Retirement Obligations" in Item 8 "Financial Statements and Supplementary Data").

[6]

The above table excludes liabilities for unrecognized tax benefits in the amount of $8.5 million at December 31, 2015, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these uncertain tax positions (for more details, see Note 9 "Income Taxes" in Item 8 "Financial Statements and Supplementary Data").

Part II	49

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

We believe the following seven critical accounting policies require the most significant judgments and estimates used in the preparation of our consolidated financial statements:

1.	Goodwill and goodwill impairment
2.	Impairment of long-lived assets excluding goodwill
3.	Reclamation costs
4.	Pension and other postretirement benefits
5.	Environmental compliance costs
6.	Claims and litigation including self-insurance
7.	Income taxes

1. GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2015, goodwill represents 37% of total assets) and the evaluation involves the use of significant estimates, assumptions and judgment.

HOW WE TEST GOODWILL FOR IMPAIRMENT

Goodwill is tested for impairment at the reporting unit level, one level below our operating segments. We have identified 18 reporting units, of which 9 carry goodwill. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a two-step quantitative test. We elected to perform the quantitative impairment test for all years presented.

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

STEP 2

We compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by hypothetically allocating the fair value of the reporting unit to its identifiable assets and liabilities in a manner consistent with a business combination, with any excess fair value representing implied goodwill:

▪	if the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess

Part II	50

HOW WE DETERMINE CARRYING VALUE AND FAIR VALUE

First, we determine the carrying value of each reporting unit by assigning assets and liabilities, including goodwill, to those units as of the measurement date. Then, we estimate the fair values of the reporting units using both an income approach (which involves discounting estimated future cash flows) and a market approach (which involves the application of revenue and EBITDA multiples of comparable companies).  We consider market factors when determining the assumptions and estimates used in our valuation models. Finally, to assess the reasonableness of the reporting unit fair values, we compare the total of the reporting unit fair values to our market capitalization.

OUR FAIR VALUE ASSUMPTIONS

We base our fair value estimates on market participant assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty and actual results may differ. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or underperformance relative to historical or projected operating results. These conditions could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

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

RESULTS OF OUR IMPAIRMENT TESTS

The results of our annual impairment tests for:

▪	November 1, 2015 indicated that the fair values of all reporting units with goodwill materially exceeded (in excess of 50%) their carrying values
▪	November 1, 2014 indicated that the fair values of all reporting units with goodwill substantially exceeded (in excess of 20%) their carrying values
▪	November 1, 2013 indicated that the fair values of all reporting units with goodwill substantially exceeded (in excess of 30%) their carrying values

For additional information regarding goodwill, see Note 18 "Goodwill and Intangible Assets" in Item 8 "Financial Statements and Supplementary Data."

2. IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2015,  net property, plant & equipment represents 38% of total assets, while net other intangible assets represents 9% of total assets) and the evaluation involves the use of significant estimates, assumptions and judgment. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value.

Fair value is estimated primarily by using a discounted cash flow methodology that requires considerable judgment and assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

Part II	51

We test long-lived assets for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, our long-lived asset impairment test is at a significantly lower level than the level at which we test goodwill for impairment. In markets where we do not produce downstream products (e.g., asphalt mix and ready-mixed concrete), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market. Conversely, in vertically integrated markets, the cash flows of our downstream and upstream businesses are not largely independently identifiable as the selling price of the upstream products (aggregates) determines the profitability of the downstream business.

During 2015, we recorded a $5.2 million loss on impairment of long-lived assets resulting from exiting a lease. During 2014, we recorded a $3.1 million impairment loss related primarily to assets retained in the divestiture of our cement and concrete businesses in the Florida area, see Note 19 "Acquisitions and Divestitures" in Item 8 "Financial Statements and Supplementary Data." We recorded no asset impairments during 2013.

We maintain certain long-lived assets that are not currently being utilized in our operations. These assets totaled $373.0 million at December 31, 2015, representing an approximate 1% decrease from December 31, 2014. Of the total $373.0 million,  approximately 40%  relates to real estate held for future development and expansion of our operations. In addition, approximately 25% is comprised of real estate (principally former mining sites) pending development as commercial or residential real estate, reservoirs or landfills. The remaining 35% is composed of aggregates, asphalt mix and ready-mixed concrete operating assets idled temporarily as a result of a decline in demand for our products. We anticipate moving idled assets back into operation as demand recovers. We evaluate the useful lives and the recoverability of these assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

For additional information regarding long-lived assets and intangible assets, see Note 4 "Property, Plant & Equipment" and Note 18 "Goodwill and Intangible Assets" in Item 8 "Financial Statements and Supplementary Data."

3. RECLAMATION COSTS

Reclamation costs resulting from normal use of long-lived assets are recognized over the period the asset is in use when there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from normal use under a mineral lease are recognized over the lease term when there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

Reclamation costs are considered a critical accounting policy because of the significant estimates, assumptions and judgment used to determine the fair value of the obligation and the significant carrying amount of these obligations ($226.6 million as of December 31, 2015 and $226.6 million as of December 31, 2014).

HOW WE DETERMINE FAIR VALUE OF THE OBLIGATION

To determine the fair value of the obligation, we estimate the cost (including a reasonable profit margin) for a third party to perform the legally required reclamation tasks. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.

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

Part II	52

4. PENSION AND OTHER POSTRETIREMENT BENEFITS

Accounting for pension and postretirement benefits requires that we make significant assumptions regarding the valuation of benefit obligations and the performance of plan assets. Each year we review the following primary assumptions:

▪	DISCOUNT RATE — The discount rate is used in calculating the present value of projected benefit payments
▪	EXPECTED RETURN ON PLAN ASSETS — The expected future return on plan assets reduces the recorded net benefit costs
▪	RATE OF COMPENSATION INCREASE — Annual pay increases after 2015 will not increase our pension plan obligations as a result of a 2013 plan amendment
▪

RATE OF INCREASE IN THE PER CAPITA COST OF COVERED HEALTHCARE BENEFITS —  Future increases in the per capita cost will not increase our postretirement medical benefits obligation as a result of a 2012 plan amendment to cap medical coverage cost at the 2015 level

HOW WE SET OUR ASSUMPTIONS

In selecting the discount rate, we consider the yield on high-quality bonds with a duration equal to the duration of plan liabilities. At December 31, 2015, the discount rates for our various plans ranged from 3.53% to 4.68% (December 31, 2014 ranged from 3.50% to 4.30%).

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2015, the expected return on plan assets remains at 7.50%.

Changes to the assumptions listed above would have an impact on the projected benefit obligations and the annual net benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in
in millions	Benefit Obligation	Annual Benefit Cost	Benefit Obligation	Annual Benefit Cost
Actuarial Assumptions
Discount rate
Pension	$ (58.9)	$ (1.3)	$ 65.4	$ 1.3
Other postretirement benefits	(1.3)	0.0	1.4	0.0
Expected return on plan assets	not applicable	(3.6)	not applicable	3.6

As of the December 31, 2015 measurement date, the fair value of our pension plan assets decreased annually from $817.0 million to $745.7 million due to  unfavorable investment returns and lump-sum settlement payments to a group of terminated vested participants.  No contributions were made to the qualified pension plans in 2015.

During 2016, we expect to recognize net pension  credit  of approximately $(6.2) million and net postretirement credit of approximately $(3.7) million compared to expenses of $15.9 million and $0.2 million, respectively, in 2015. The decreases are primarily due to a change in estimate. Beginning in 2016, we are changing the method we use to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach to estimate the service and interest cost,  applying the specific spot rates along the yield curve to the relevant projected cash flows.

Part II	53

We are making this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding yield curve spot rates. This change will not affect the measurement of our total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported.

We are accounting for this change as a change in estimate and, accordingly, are accounting for it prospectively starting in 2016. The estimated weighted-average discount rates used to measure service and interest costs for 2016 are 4.89% and 3.80%, respectively, for our pension plans and 4.05% and 2.81%, respectively, for our other postretirement plans. The weighted-average discount rates that we would have used for service and interest costs under our prior estimation technique were 4.54% for the pension plans and 3.69% for the other postretirement plans. The reductions in benefit cost for 2016 associated with this change are estimated to be $7.2 million and $0.5 million for our pension and other postretirement plans, respectively.

We do not anticipate contributions will be required to the funded pension plans during 2016 and we do not anticipate making a discretionary contribution. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.

For additional information regarding pension and other postretirement benefits, see Note 10 "Benefit Plans" in Item 8 "Financial Statements and Supplementary Data."

5. ENVIRONMENTAL COMPLIANCE COSTS

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

At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur, but generally liabilities are recognized no later than completion of the remedial feasibility study. When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2015, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3.2 million. Our environmental remediation obligations are recorded on an undiscounted basis.

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

Part II	54

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

7. INCOME TAXES

VALUATION OF OUR DEFERRED TAX ASSETS

We file federal, state and foreign income tax returns and account for the current and deferred tax effects of such returns using the asset and liability method. We recognize deferred tax assets and liabilities (which reflect our best assessment of the future taxes we will pay)  based on the differences between the financial statement’s carrying amounts of assets and liabilities and the amounts used for income tax purposes. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns while deferred tax liabilities represent items that will result in additional tax in future tax returns.

Significant judgments and estimates are required in determining our deferred tax assets and liabilities. These estimates are updated throughout the year to consider income tax return filings, our geographic mix of earnings, legislative changes and other relevant items.

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

At December 31, 2015, we have state net operating loss carryforward deferred tax assets of $61.7 million, against which we have a valuation allowance of $55.2 million. Of the deferred tax assets, $58.9 million relates to Alabama.

From 2008 through the second quarter of 2015, we carried a full valuation allowance against the Alabama deferred tax asset for the following reasons:

▪	due to our legal entity structure, we had no expectation of creating taxable income in Alabama
▪	we had a substantial cumulative loss in Alabama

During the second quarter of 2015, we restructured our legal entities. Among other benefits, we anticipated that the restructuring would generate significant taxable income in Alabama, and therefore, allow for the utilization of some or all of the Alabama deferred tax asset.

Our Alabama cumulative loss is calculated as pretax earnings from continuing operations, discontinued operations and other comprehensive income plus permanent differences over the last three years. While evaluating all available positive and

Part II	55

negative evidence, realizing the significance of the restructuring in our Alabama income tax filing, we determined that it was appropriate to adjust our Alabama cumulative loss calculation to consider the restructuring, remove pretax earnings from discontinued operations and other comprehensive income and remove any other significant nonrecurring items. We refer to this calculation as our Alabama adjusted earnings.

At the end of the second quarter, our Alabama adjusted earnings were negative. However, the Alabama adjusted earnings loss was dramatically smaller than our Alabama cumulative loss. Of the three adjustments made, the restructuring had the greatest impact. In addition, we considered all other forms of positive and negative evidence, including the four sources of taxable income. The first three sources of taxable income (carryback potential, reversing temporary differences and tax planning strategies) provided very little positive evidence. Because our Alabama adjusted earnings were a loss, we did not project future Alabama taxable income (the fourth source). As a result, during the second quarter we continued to carry a full valuation allowance against our Alabama deferred tax asset.

At the end of the third quarter, our Alabama adjusted earnings turned positive. This development provided sufficient positive evidence such that we determined it was appropriate to utilize projections of future Alabama taxable income in our assessment for the first time. However, because we had not yet returned to sustained profitability (i.e., three consecutive years of positive Alabama adjusted earnings) we used our Alabama trailing twelve months adjusted earnings as the basis for an objectively verifiable projection of future Alabama taxable income. This projection, in addition to considering all other positive and negative evidence, led us to conclude in the third quarter that it was more likely than not that $4.7 million of the deferred tax asset was realizable. Therefore, we recognized a deferred tax benefit of $4.7 million in the third quarter by reducing the valuation allowance. Our fourth quarter analysis further confirmed our third quarter conclusions but resulted in no further reductions of the valuation allowance.

We believe that if, or when, we have three consecutive years of positive Alabama adjusted earnings, we will have sufficient positive evidence to conclude that we have returned to sustained profitability and will no longer limit our estimate of future taxable income to our Alabama trailing twelve months adjusted earnings. At that time, we expect to realize a significant portion, if not all, of the Alabama deferred tax asset. We project that the earliest this could happen would be the fourth quarter of 2016.

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

NEW ACCOUNTING STANDARDS

For a discussion of accounting standards recently adopted and pending adoption and the effect such accounting changes will have on our results of operations, financial position or liquidity, see Note 1 "Summary of Significant Accounting Policies" in Item 8 "Financial Statements and Supplementary Data" under the caption New Accounting Standards.

Part II	56

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

As discussed in the Liquidity and Financial Resources section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," we actively manage our capital structure and resources to balance the cost of capital and financial risk. Such activity includes balancing the cost and risk of interest expense. In addition to floating-rate borrowings under our line of credit, we at times utilize interest rate swaps to manage the mix of fixed- and floating-rate debt.

While floating-rate debt exposes us to rising interest rates, it is typically cheaper than issuing fixed-rate debt at any point in time but can become more expensive than previously issued fixed-rate debt. However, a rising interest rate environment is not necessarily harmful to our financial results. Since 2002, our EBITDA and Operating income are correlated to floating interest rates (as measured by 3-month LIBOR). As such, our business serves as a natural hedge to rising interest rates, and floating-rate debt serves as a natural hedge against weaker operating results.

At December 31, 2015, the estimated fair value of our long-term debt including current maturities was $2,204.9 million compared to a book value of $1,980.5 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by $111.4 million.

We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for high-quality bonds and the expected return on plan assets. The impact of a change in these assumptions on our annual pension and other postretirement benefit costs is discussed in greater detail within the Critical Accounting Policies section of this Annual Report.

Part II	57

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and its subsidiary companies (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vulcan Materials Company and its subsidiary companies as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

Birmingham, Alabama

February 25, 2016

Part II	58

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2015	2014	2013
For the years ended December 31
in thousands, except per share data
Total revenues	$ 3,422,181	$ 2,994,169	$ 2,770,709
Cost of revenues	2,564,648	2,406,587	2,343,829
Gross profit	857,533	587,582	426,880
Selling, administrative and general expenses	286,844	272,288	259,427
Gain on sale of property, plant & equipment and businesses	9,927	244,222	39,250
Restructuring charges	(4,988)	(1,308)	(1,509)
Other operating expense, net	(25,850)	(20,070)	(14,790)
Operating earnings	549,778	538,138	190,404
Other nonoperating income (expense), net	(1,678)	3,107	7,538
Interest income	345	960	943
Interest expense	220,588	243,367	202,588
Earnings (loss) from continuing operations before income taxes	327,857	298,838	(3,703)
Provision for (benefit from) income taxes
Current	89,340	74,039	9,673
Deferred	5,603	17,653	(34,132)
Total provision for (benefit from) income taxes	94,943	91,692	(24,459)
Earnings from continuing operations	232,914	207,146	20,756
Earnings (loss) on discontinued operations, net of income taxes (Note 2)	(11,737)	(2,223)	3,626
Net earnings	$ 221,177	$ 204,923	$ 24,382
Other comprehensive income (loss), net of tax
Reclassification adjustment for cash flow hedges	5,828	4,856	2,992
Adjustment for funded status of benefit plans	23,832	(69,051)	111,883
Amortization of actuarial loss and prior service cost for benefit plans	11,985	2,112	11,011
Other comprehensive income (loss)	41,645	(62,083)	125,886
Comprehensive income	$ 262,822	$ 142,840	$ 150,268
Basic earnings (loss) per share
Continuing operations	$ 1.75	$ 1.58	$ 0.16
Discontinued operations	(0.09)	(0.02)	0.03
Net earnings	$ 1.66	$ 1.56	$ 0.19
Diluted earnings (loss) per share
Continuing operations	$ 1.72	$ 1.56	$ 0.16
Discontinued operations	(0.08)	(0.02)	0.03
Net earnings	$ 1.64	$ 1.54	$ 0.19
Weighted-average common shares outstanding
Basic	133,210	131,461	130,272
Assuming dilution	135,093	132,991	131,467
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	59

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	2015	2014
As of December 31
in thousands
Assets
Cash and cash equivalents	$ 284,060	$ 141,273
Restricted cash	1,150	0
Accounts and notes receivable
Customers, less allowance for doubtful accounts
2015 — $5,576; 2014 — $5,105	397,287	354,935
Other	20,737	18,907
Inventories	347,073	321,804
Current deferred income taxes	0	39,726
Prepaid expenses	34,284	28,640
Assets held for sale	0	15,184
Total current assets	1,084,591	920,469
Investments and long-term receivables	40,558	41,650
Property, plant & equipment, net	3,156,290	3,071,630
Goodwill	3,094,824	3,094,824
Other intangible assets, net	766,579	758,243
Other noncurrent assets	158,790	154,281
Total assets	$ 8,301,632	$ 8,041,097
Liabilities
Current maturities of long-term debt	130	150,137
Trade payables and accruals	175,729	145,148
Accrued salaries, wages and management incentives	91,440	84,722
Accrued interest	9,752	8,212
Other accrued liabilities	76,428	63,139
Liabilities of assets held for sale	0	520
Total current liabilities	353,479	451,878
Long-term debt	1,980,334	1,834,642
Noncurrent deferred income taxes	681,096	691,137
Deferred management incentive and other compensation	15,980	22,421
Pension benefits	233,661	252,531
Other postretirement benefits	42,318	76,372
Asset retirement obligations	226,594	226,565
Deferred revenue	207,660	213,968
Other noncurrent liabilities	106,322	94,884
Total liabilities	$ 3,847,444	$ 3,864,398
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value — Authorized 480,000 shares,
Outstanding 133,172 and 131,907 shares, respectively	133,172	131,907
Capital in excess of par value	2,822,578	2,734,661
Retained earnings	1,618,507	1,471,845
Accumulated other comprehensive loss	(120,069)	(161,714)
Total equity	4,454,188	4,176,699
Total liabilities and equity	$ 8,301,632	$ 8,041,097
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	60

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014	2013
For the years ended December 31
in thousands
Operating Activities
Net earnings	$ 221,177	$ 204,923	$ 24,382
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	274,823	279,497	307,108
Net gain on sale of property, plant & equipment and businesses	(9,927)	(244,222)	(50,978)
Proceeds from sale of future production, net of transaction costs (Note 19)	0	0	153,095
Contributions to pension plans	(14,047)	(5,488)	(4,855)
Share-based compensation	18,248	23,884	22,093
Excess tax benefits from share-based compensation	(18,376)	(3,464)	(161)
Deferred tax provision (benefit)	3,069	18,378	(35,063)
Cost of debt purchase	67,075	72,949	0
(Increase) decrease in assets before initial effects of business acquisitions and dispositions
Accounts and notes receivable	(42,164)	(25,118)	(42,260)
Inventories	(20,925)	(5,595)	(7,700)
Prepaid expenses	(5,288)	(6,256)	(765)
Other assets	34,863	(13,930)	12,374
Increase (decrease) in liabilities before initial effects of business acquisitions and dispositions
Accrued interest and income taxes	26,605	(3,840)	(10,937)
Trade payables and other accruals	26,491	4,229	15,485
Other noncurrent liabilities	(42,702)	(42,810)	(26,602)
Other, net	(15,544)	7,199	1,283
Net cash provided by operating activities	$ 503,378	$ 260,336	$ 356,499
Investing Activities
Purchases of property, plant & equipment	(289,262)	(224,852)	(275,380)
Proceeds from sale of property, plant & equipment	8,218	26,028	17,576
Proceeds from sale of businesses, net of transaction costs	0	721,359	51,604
Payment for businesses acquired, net of acquired cash	(27,198)	(284,237)	(89,951)
Increase in restricted cash	(1,150)	0	0
Other, net	(350)	33	(39)
Net cash provided by (used for) investing activities	$ (309,742)	$ 238,331	$ (296,190)
Financing Activities
Proceeds from line of credit	441,000	93,000	156,000
Payments of line of credit	(206,000)	(93,000)	(156,000)
Payments of current maturities and long-term debt	(695,060)	(579,829)	(150,602)
Proceeds from issuance of long-term debt	400,000	0	0
Debt and line of credit issuance costs	(7,382)	0	0
Purchases of common stock	(21,475)	0	0
Proceeds from issuance of common stock	0	30,620	3,821
Dividends paid	(53,214)	(28,884)	(5,191)
Proceeds from exercise of stock options	72,971	23,502	9,762
Excess tax benefits from share-based compensation	18,376	3,464	161
Other, net	(65)	(5)	0
Net cash used for financing activities	$ (50,849)	$ (551,132)	$ (142,049)
Net increase (decrease) in cash and cash equivalents	142,787	(52,465)	(81,740)
Cash and cash equivalents at beginning of year	141,273	193,738	275,478
Cash and cash equivalents at end of year	$ 284,060	$ 141,273	$ 193,738
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	61

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
in thousands	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balances at December 31, 2012	129,721	$ 129,721	$ 2,580,209	$ 1,276,649	$ (225,517)	$ 3,761,062
Net earnings	0	0	0	24,382	0	24,382
Common stock issued
401(k) Trustee (Note 13)	71	71	3,750	0	0	3,821
Share-based compensation plans	408	408	5,485	0	0	5,893
Share-based compensation expense	0	0	22,093	0	0	22,093
Excess tax benefits from
share-based compensation	0	0	161	0	0	161
Cash dividends on common stock
($0.04 per share)	0	0	0	(5,191)	0	(5,191)
Other comprehensive income	0	0	0	0	125,886	125,886
Other	0	0	5	(6)	0	(1)
Balances at December 31, 2013	130,200	$ 130,200	$ 2,611,703	$ 1,295,834	$ (99,631)	$ 3,938,106
Net earnings	0	0	0	204,923	0	204,923
Common stock issued
Acquisitions	715	715	44,470	0	0	45,185
401(k) Trustee (Note 13)	485	485	30,135	0	0	30,620
Share-based compensation plans	507	507	20,982	0	0	21,489
Share-based compensation expense	0	0	23,884	0	0	23,884
Excess tax benefits from
share-based compensation	0	0	3,464	0	0	3,464
Cash dividends on common stock
($0.22 per share)	0	0	0	(28,884)	0	(28,884)
Other comprehensive loss	0	0	0	0	(62,083)	(62,083)
Other	0	0	23	(28)	0	(5)
Balances at December 31, 2014	131,907	$ 131,907	$ 2,734,661	$ 1,471,845	$ (161,714)	$ 4,176,699
Net earnings	0	0	0	221,177	0	221,177
Common stock issued
Share-based compensation plans	1,493	1,493	51,240	0	0	52,733
Purchase and retirement of
common stock	(228)	(228)	0	(21,251)	0	(21,479)
Share-based compensation expense	0	0	18,248	0	0	18,248
Excess tax benefits from
share-based compensation	0	0	18,376	0	0	18,376
Cash dividends on common stock
($0.40 per share)	0	0	0	(53,214)	0	(53,214)
Other comprehensive income (loss)	0	0	0	0	41,645	41,645
Other	0	0	53	(50)	0	3
Balances at December 31, 2015	133,172	$ 133,172	$ 2,822,578	$ 1,618,507	$ (120,069)	$ 4,454,188
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Vulcan Materials Company (the "Company," "Vulcan," "we," "our"), a New Jersey corporation, is the nation's largest producer of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete.

We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve markets in twenty states, Washington D.C., and the local markets surrounding our operations in Mexico and the Bahamas. Our primary focus is serving states in metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our mid-Atlantic, Georgia, Southwestern and Western markets.

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

RESTRUCTURING CHARGES

Costs associated with restructuring our operations include severance and related charges to eliminate a specified number of employee positions, costs to relocate employees, contract cancellation costs and charges to vacate facilities and consolidate operations. Relocation, contract cancellation costs and charges to vacate facilities are recognized in the period the liability is incurred. Severance charges for employees, who are required to render service beyond a minimum retention period, generally more than 60 days, are recognized ratably over the retention period; otherwise, the full severance charge is recognized on the date a detailed restructuring plan has been authorized by management and communicated to employees.

In 2014, we announced changes to our executive management team, and a new divisional organization structure that was effective January 1, 2015. During 2015 and 2014, we incurred $4,988,000 and $1,308,000, respectively, of costs related to these initiatives. We do not expect to incur any future material charges related to these initiatives.

Part II	63

During 2013, we incurred $1,509,000 of severance costs related to the implementation of a 2012 profit enhancement plan.

CASH EQUIVALENTS

We classify as cash equivalents all highly liquid securities with a maturity of three months or less at the time of purchase. The carrying amount of these securities approximates fair value due to their short-term maturities.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable from customers result from our extending credit to trade customers for the purchase of our products. The terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to conform to regional industry practices, we sell product under extended payment terms, which may result in either secured or unsecured short-term notes; or, on occasion, notes with durations of less than one year are taken in settlement of existing accounts receivable. Other accounts and notes receivable result from short-term transactions (less than one year) other than the sale of our products, such as interest receivable; insurance claims; freight claims; tax refund claims; bid deposits or rents receivable. Receivables are aged and appropriate allowances for doubtful accounts and bad debt expense are recorded. Bad debt expense for the years ended December 31 was as follows: 2015 — $1,450,000,  2014 — $2,031,000 and 2013 — $602,000. Write-offs of accounts receivables for the years ended December 31 were as follows: 2015 — $1,483,000,  2014 — $2,561,000 and 2013 — $1,946,000.

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

Capitalized software costs of $7,003,000 and $8,753,000 are reflected in net property, plant & equipment as of December 31, 2015 and 2014, respectively. We capitalized software costs for the years ended December 31 as follows: 2015 — $1,482,000, 2014 — $921,000 and 2013 — $1,695,000. For additional information regarding our property, plant & equipment see Note 4.

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

Part II	64

DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION

Depreciation is generally computed by the straight-line method at rates based on the estimated service lives of the various classes of assets, which include machinery and equipment (3 to 25 years), buildings (7 to 20 years) and land improvements (8 to 20 years). Capitalized software costs are included in machinery and equipment and are depreciated on a straight-line basis beginning when the software project is substantially complete.

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

Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in thousands	2015	2014	2013
Depreciation, Depletion, Accretion and Amortization
Depreciation	$ 228,866	$ 239,611	$ 271,180
Depletion	18,177	16,741	13,028
Accretion	11,474	11,601	10,685
Amortization of leaseholds	688	578	483
Amortization of intangibles	15,618	10,966	11,732
Total	$ 274,823	$ 279,497	$ 307,108

DERIVATIVE INSTRUMENTS

We periodically use derivative instruments to manage our mix of fixed-rate and floating-rate debt and to manage our exposure to currency exchange risk or price fluctuations on commodity energy sources consistent with our risk management policies. We do not use derivative financial instruments for speculative or trading purposes. Additional disclosures regarding our derivative instruments are presented in Note 5.

Part II	65

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

Our assets at December 31 subject to fair value measurement on a recurring basis are summarized below:

	Level 1
in thousands	2015	2014
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 11,472	$ 15,532
Equities	8,992	11,248
Total	$ 20,464	$ 26,780

	Level 2
in thousands	2015	2014
Fair Value Recurring
Rabbi Trust
Common/collective trust funds	$ 2,124	$ 1,415
Total	$ 2,124	$ 1,415

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

Net gains (losses) of the Rabbi Trust investments were $(1,517,000),  $1,169,000 and $4,398,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at December 31, 2015, 2014 and 2013 were $(1,769,000),  $(1,049,000) and $4,234,000, respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 5 and 6, respectively.

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis in 2013. Assets that were subject to fair value measurement on a nonrecurring basis in 2015 and 2014 are summarized below:

	Year ending December 31, 2015		Year ending December 31, 2014
		Impairment		Impairment
in thousands	Level 2	Charges	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment	$ 0	$ 2,176	$ 2,172	$ 3,095
Other intangible assets, net	0	2,858	0	0
Other assets	0	156	0	0
Totals	$ 0	$ 5,190	$ 2,172	$ 3,095

Part II	66

We recorded $5,190,000 and $3,095,000 of losses on impairment of long-lived assets (reported within other operating expenses, net in our accompanying Consolidated Statements of Comprehensive Income) in 2015 and 2014, respectively, reducing the carrying value of these assets to their estimated fair values of $0 and $2,172,000. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

GOODWILL AND GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2015, goodwill totaled $3,094,824,000, the same as at December 31, 2014. Goodwill represents 37% of total assets at December 31, 2015 compared to 38% as of December 31, 2014.

Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level, one level below our operating segments. We have four operating segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. Within these four operating segments, we have identified 18 reporting units (of which 9 carry goodwill) based primarily on geographic location. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a two-step quantitative test. We elected to perform the quantitative impairment test for all years presented.

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

The results of the first step of the annual impairment tests performed as of November 1, 2015, 2014 and 2013 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2015, 2014 or 2013.

We estimate the fair values of the reporting units using both an income approach (which involves discounting estimated future cash flows) and a market approach (which involves the application of revenue and EBITDA multiples of comparable companies). Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty and actual results may differ. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or underperformance relative to historical or projected operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

For additional information regarding goodwill see Note 18.

Part II	67

IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable judgment and assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

We test long-lived assets for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, our long-lived asset impairment test is at a significantly lower level than the level at which we test goodwill for impairment. In markets where we do not produce downstream products (e.g., asphalt mix and ready-mixed concrete), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market. Conversely, in vertically integrated markets, the cash flows of our downstream and upstream businesses are not largely independently identifiable as the selling price of the upstream products (aggregates) determines the profitability of the downstream business.

As of December 31, 2015, net property, plant & equipment represents 38% of total assets, while net other intangible assets represents 9% of total assets. During 2015, we recorded a $5,190,000 loss on impairment of long-lived assets related to exiting a lease for an aggregates site. During 2014, we recorded a $3,095,000 loss on impairment of long-lived assets related primarily to assets retained in the divestiture of our cement and concrete businesses in the Florida area (see Note 19). We recorded no asset impairments during 2013.

For additional information regarding long-lived assets and intangible assets see Notes 4 and 18.

TOTAL REVENUES AND REVENUE RECOGNITION

Total revenues include sales of product to customers, net of any discounts and taxes, and freight and delivery revenues billed to customers. Freight and delivery generally represents pass-through transportation we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers. The cost related to freight and delivery is included in cost of revenues.

Revenue is recognized at the time the selling price is fixed, the product's title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured (typically occurs when finished products are shipped to the customer).

SALES TAXES

Sales taxes collected from customers are recorded as liabilities (within other accrued liabilities) until remitted to taxing authorities and therefore, are not reflected in the Consolidated Statements of Comprehensive Income.

DEFERRED REVENUE

In 2013 and 2012, we sold a percentage interest in future production structured as volumetric production payments (VPPs).

The VPPs:

▪	relate to eight quarries in Georgia and South Carolina
▪	provide the purchaser solely with a nonoperating percentage interest in the subject quarries’ future production from aggregates reserves
▪	are both time and volume limited
▪	contain no minimum annual or cumulative production or sales volume, nor minimum sales price, guarantees

Our consolidated total revenues excludes the sales of aggregates owned by the VPP purchaser.

We received net cash proceeds from the sale of the VPPs of $153,282,000 and $73,644,000 for the 2013 and 2012 transactions, respectively. These proceeds were recorded as deferred revenue on the balance sheet and are amortized to revenue on a unit-of-sales basis over the terms of the VPPs (expected to be approximately 25 years, limited by volume rather than time).

Part II	68

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

in thousands	2015	2014	2013
Deferred Revenue
Balance at beginning of year	$ 219,968	$ 224,743	$ 73,583
Cash received and revenue deferred	0	187	153,156
Amortization of deferred revenue	(5,908)	(4,962)	(1,996)
Balance at end of year	$ 214,060	$ 219,968	$ 224,743

Based on expected sales from the specified quarries, we expect to recognize approximately $6,400,000 of deferred revenue as income in 2016 (reflected in other accrued liabilities in our 2015 Consolidated Balance Sheet).

STRIPPING COSTS

In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.

Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $50,409,000 in 2015, $44,896,000 in 2014 and $41,716,000 in 2013.
Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-production method. Pre-production stripping costs included in other noncurrent assets were $61,369,000 as of December 31, 2015 and $44,035,000 as of December 31, 2014. This year-over-year increase resulted primarily from the removal of overburden at a greenfield site in California.

SHARE-BASED COMPENSATION

We account for share-based compensation awards using fair-value-based measurement methods. These result in the recognition of compensation expense for all share-based compensation awards based on their fair value as of the grant date. Compensation cost is recognized over the requisite service period.

We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows. The $18,376,000,  $3,464,000, and $161,000 in excess tax benefits classified as financing cash inflows for the years ended December 31, 2015, 2014 and 2013, respectively, in the accompanying Consolidated Statements of Cash Flows relate to the exercise of stock options and issuance of shares under long-term incentive plans.

A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2015 related to share-based awards granted to employees under our long-term incentive plans is presented below:

	Unrecognized	Expected
	Compensation	Weighted-average
dollars in thousands	Expense	Recognition (Years)
Share-based Compensation
SOSARs [1]	$ 4,882	1.6
Performance and restricted shares	22,271	2.5
Total/weighted-average	$ 27,153	2.3

[1]	Stock-Only Stock Appreciation Rights (SOSARs)

Part II	69

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in thousands	2015	2014	2013
Employee Share-based Compensation Awards
Pretax compensation expense	$ 16,362	$ 22,217	$ 20,187
Income tax benefits	6,347	8,571	7,833

For additional information regarding share-based compensation, see Note 11 under the caption Share-based Compensation Plans.

RECLAMATION COSTS

Reclamation costs resulting from normal use of long-lived assets are recognized over the period the asset is in use when there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from normal use under a mineral lease are recognized over the lease term when there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

To determine the fair value of the obligation, we estimate the cost (including a reasonable profit margin) for a third party to perform the legally required reclamation tasks. This cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.

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

The carrying value of these obligations was $226,594,000 as of December 31, 2015 and $226,565,000 as of December 31, 2014. For additional information regarding reclamation obligations (referred to in our financial statements as asset retirement obligations) see Note 17.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Accounting for pension and postretirement benefits requires that we make significant assumptions regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions are as follows:

▪	Discount Rate — The discount rate is used in calculating the present value of projected benefit payments
▪	Expected Return on Plan Assets — The expected future return on plan assets reduces the recorded net benefit costs
▪	Rate of Compensation Increase — Annual pay increases after 2015 will not increase our pension plan obligations as a result of a 2013 plan amendment
▪

Rate of Increase in the Per Capita Cost of Covered Healthcare Benefits — Increases in the per capita cost after 2015 will not increase our postretirement medical benefits obligation as a result of a 2012 plan amendment to cap medical coverage cost at the 2015 level

Part II	70

Accounting standards provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of actual results allows for a smoothed recognition in earnings of changes in benefit obligations and asset performance. The differences between actual results and expected or estimated results are recognized in full in other comprehensive income. Amounts recognized in other comprehensive income are reclassified to earnings in a systematic manner over the average remaining service period of participants for our active plans or the average remaining lifetime of participants for our inactive plans.

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

When we can estimate a range of probable loss, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2015, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3,154,000. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates and key assumptions in response to new information, such as the kinds and quantities of hazardous substances, available technologies and changes to the parties participating in the remediation efforts. However, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

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

dollars in thousands	2015	2014
Self-insurance Program
Self-insured liabilities (undiscounted)	$ 44,618	$ 43,731
Insured liabilities (undiscounted)	16,787	17,758
Discount rate	1.44%	1.29%
Amounts Recognized in Consolidated
Balance Sheets
Investments and long-term receivables	$ 15,810	$ 16,884
Other accrued liabilities	(14,198)	(13,131)
Other noncurrent liabilities	(44,102)	(45,569)
Net liabilities (discounted)	$ (42,490)	$ (41,816)

Part II	71

Estimated payments (undiscounted) under our self-insurance program for the five years subsequent to December 31, 2015 are as follows:

in thousands
Estimated Payments under Self-insurance Program
2016	$ 19,001
2017	10,900
2018	7,743
2019	5,063
2020	3,609

Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.

INCOME TAXES

We file federal, state and foreign income tax returns and account for the current and deferred tax effects of such returns using the asset and liability method. We recognize deferred tax assets and liabilities (which reflect our best assessment of the future taxes we will pay) based on the differences between the financial statement’s carrying amounts of assets and liabilities and the amounts used for income tax purposes. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns while deferred tax liabilities represent items that will result in additional tax in future tax returns.

Significant judgments and estimates are required in determining our deferred tax assets and liabilities. These estimates are updated throughout the year to consider income tax return filings, our geographic mix of earnings, legislative changes and other relevant items.

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in thousands	2015	2014	2013
Weighted-average common shares outstanding	133,210	131,461	130,272
Dilutive effect of
Stock options/SOSARs	1,027	656	461
Other stock compensation plans	856	874	734
Weighted-average common shares outstanding,
assuming dilution	135,093	132,991	131,467

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in thousands	2015	2014	2013
Antidilutive common stock equivalents	544	2,352	2,895

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2015 presentation. During 2015, we early adopted Accounting Standards Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” resulting in adjustments to our prior financial statements as noted in the caption (Debt Issuance Costs) below.

NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

DEFERRED TAXES  As of December 31, 2015, we early adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” on a prospective basis (i.e., prior balance sheets were not adjusted). Under ASU 2015-17, all deferred tax assets and liabilities are presented as noncurrent in our balance sheet. Under prior guidance, deferred tax assets and liabilities were separately presented as current and noncurrent in our balance sheet. See Note 9 for additional detail.

Part II	73

DEBT ISSUANCE COSTS  As of and for the interim period ended June 30, 2015, we early adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under ASU 2015-03, debt issuance costs related to a note are presented in the balance sheet as a deduction from the related debt liability rather than as a prepaid expense (the amortization of such costs continues to be reported as interest expense). However, this ASU did not address the balance sheet presentation of debt issuance costs  incurred before a debt liability is recognized or associated with revolving debt arrangements, such as our line of credit. Accordingly, we elected an accounting policy to present all debt issuance costs as a deduction from the total debt liability. This ASU and related election are retrospectively applied to the beginning of the earliest period presented in the financial statements. As a result of the retrospective application of this change in accounting principle, we adjusted our Condensed Consolidated Balance Sheet for the prior period presented. Debt issuance costs of $20,805,000 previously reported as other noncurrent assets on the Condensed Consolidated Balance Sheet as of December 31, 2014 were reclassified as a deduction from the principal amount of the total debt liability.

SHARE-BASED AWARDS  As of and for the interim period ended March 31, 2015, we adopted ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” This ASU clarified the proper method of accounting for share-based awards when the terms of an award provide that a performance target could be achieved after the requisite service period.  Under ASU 2014-12, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value. Rather, an entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. Historically, we accounted for share-based awards with these types of performance targets consistent with the clarification in ASU 2014-12. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

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

ACCOUNTING STANDARDS PENDING ADOPTION

CLASSIFICATION AND MEASUREMENT OF FINANCIAL INSTRUMENTS  In January 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of current guidance on the recognition, measurement and disclosure of financial instruments. Among other changes, this ASU requires most equity investments be measured at fair value. Additionally, the ASU eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value for instruments not recognized at fair value in our financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2018. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

MEASUREMENT-PERIOD ADJUSTMENTS  In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize measurement-period adjustments to provisional amounts in the reporting period in which the adjustments are determined. Previously, measurement-period adjustments were retrospectively applied. As an alternative to restating the prior periods for the measurement-period adjustments, the ASU requires acquirers to present separately on the face of the earnings statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This ASU is to be applied prospectively to adjustments to provisional amounts that occur after December 15, 2015. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2016. While we are still evaluating the impact of ASU 2015-16, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Part II	74

INVENTORY MEASUREMENT  In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market principle to the lower of cost and net realizable value principle. The guidance applies to inventories that are measured using the first-in, first-out (FIFO) or average cost method, but does not apply to inventories that are measured by using the last-in, first-out (LIFO) or retail inventory method. We use the LIFO method for approximately 67% of our inventory (based on the December 31, 2015 balances); therefore, this ASU will not apply to the majority of our inventory. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2017. While we are still evaluating the impact of ASU 2015-11, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

NOTE 2: DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. In addition to the initial cash proceeds, Basic Chemicals was required to make payments under two earn-out agreements. During 2013, we received the final payment under the 5CP earn-out of $13,031,000. We were liable for a cash transaction bonus payable annually to certain former key Chemicals employees based on the prior year’s earn-out results. Payments for the transaction bonus were $1,303,000 in 2013.

Part II	75

The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. There were no revenues from discontinued operations for the years presented. Results from discontinued operations are as follows:

in thousands	2015	2014	2013
Discontinued Operations
Pretax loss	$ (19,326)	$ (3,683)	$ (5,744)
Gain on disposal, net of transaction bonus	0	0	11,728
Income tax (provision) benefit	7,589	1,460	(2,358)
Earnings (loss) on discontinued operations,
net of income taxes	$ (11,737)	$ (2,223)	$ 3,626

The 2015, 2014 and 2013 pretax losses from discontinued operations of $19,326,000,  $3,683,000 and $5,744,000, respectively, include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The current year’s increased loss resulted primarily from charges associated with the Lower Passaic and Texas Brine matters as further discussed in Note 12.

NOTE 3: INVENTORIES

Inventories at December 31 are as follows:

in thousands	2015	2014
Inventories
Finished products [1]	$ 297,925	$ 275,172
Raw materials	21,765	19,741
Products in process	1,008	1,250
Operating supplies and other	26,375	25,641
Total	$ 347,073	$ 321,804

[1]

Includes inventories encumbered by the purchaser's percentage of volumetric production payments (see Note 1, Deferred Revenue), as follows: December 31, 2015 — $4,452 thousand and December 31, 2014 — $4,792 thousand.

In addition to the inventory balances presented above, as of December 31, 2015 and December 31, 2014, we have $14,995,000 and $17,449,000, respectively, of inventory classified as long-term assets (other noncurrent assets) as we do not expect to sell the inventory within one year of their respective balance sheet dates. Inventories valued under the LIFO method total $242,147,000 at December 31, 2015 and $232,371,000 at December 31, 2014. During 2015, 2014 and 2013, inventory reductions resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on 2015 results was to decrease cost of revenues by $3,284,000 and increase net earnings by $2,010,000. The effect of the LIFO liquidation on 2014 results was to decrease cost of revenues by $2,686,000 and increase net earnings by $1,650,000. The effect of the LIFO liquidation on 2013 results was to decrease cost of revenues by $1,310,000 and increase net earnings by $802,000.

Estimated current cost exceeded LIFO cost at December 31, 2015 and 2014 by $169,257,000 and $181,633,000, respectively. We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-effecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under the methods (substantially average cost) used prior to the adoption of the LIFO method, the approximate effect on net earnings would have been a decrease of $(7,614,000) in 2015, an increase of $19,108,000 in 2014 and an increase of $20,812,000 in 2013.

Part II	76

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

in thousands	2015	2014
Property, Plant & Equipment
Land and land improvements [1]	$ 2,305,801	$ 2,273,874
Buildings	124,950	126,833
Machinery and equipment	4,124,808	3,952,423
Leaseholds	14,143	13,451
Deferred asset retirement costs	166,252	163,644
Construction in progress	155,333	78,617
Total, gross	$ 6,891,287	$ 6,608,842
Less allowances for depreciation, depletion
and amortization	3,734,997	3,537,212
Total, net	$ 3,156,290	$ 3,071,630

[1]	Includes depletable land, as follows: December 31, 2015 — $1,296,211 thousand and December 31, 2014 — $1,287,225 thousand.

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in thousands	2015	2014	2013
Capitalized interest cost	$ 2,930	$ 2,092	$ 1,089
Total interest cost incurred before recognition
of the capitalized amount	223,518	245,459	203,677

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

This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 as follows:

in thousands	Location on Statement	2015	2014	2013
Cash Flow Hedges
Loss reclassified from AOCI
(effective portion)	Interest expense	$ (9,759)	$ (7,988)	$ (5,077)

The loss reclassified from AOCI for the years ended December 31, 2015 and 2014 includes the acceleration of a proportional amount of the deferred loss in the amount of $7,208,000 and $3,762,000, respectively, referable to the debt purchases as described in Note 6.

For the 12-month period ending December 31, 2016, we estimate that $2,008,000 of the pretax loss in AOCI will be reclassified to earnings.

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

This deferred gain amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 as follows:

in thousands	2015	2014	2013
Deferred Gain on Settlement
Amortized to earnings as a reduction to interest expense	$ 3,036	$ 10,674	$ 4,334

The amortized deferred gain for the years ended December 31, 2015 and 2014 includes the acceleration of a proportional amount of the deferred gain in the amount of $1,642,000 and $8,032,000, respectively, referable to the debt purchases as described in Note 6. The deferred gain was fully amortized in December 2015, concurrent with the retirement of the 10.125% notes due 2015.

Part II	78

NOTE 6: DEBT

Debt at December 31 is detailed as follows:

	Effective
in thousands	Interest Rates	2015	2014
Short-term Debt
Bank line of credit expires 2020 [1,2,3]	n/a	$ 0	$ 0
Total short-term debt		$ 0	$ 0
Long-term Debt
Bank line of credit expires 2020 [1,2,3]	1.75%	$ 235,000	$ 0
10.125% notes due 2015	n/a	0	150,000
6.50% notes due 2016	n/a	0	125,001
6.40% notes due 2017	n/a	0	218,633
7.00% notes due 2018	7.87%	272,512	400,000
10.375% notes due 2018	10.63%	250,000	250,000
7.50% notes due 2021	7.75%	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000
Industrial revenue bond due 2022	n/a	0	14,000
4.50% notes due 2025	4.65%	400,000	0
7.15% notes due 2037	8.05%	240,188	240,188
Other notes [2]	6.25%	498	637
Unamortized discounts and debt issuance costs	n/a	(23,734)	(22,716)
Unamortized deferred interest rate swap gain [4]	n/a	0	3,036
Total long-term debt including current maturities [5]		$ 1,980,464	$ 1,984,779
Less current maturities		130	150,137
Total long-term debt		$ 1,980,334	$ 1,834,642
Total debt [6]		$ 1,980,464	$ 1,984,779
Estimated fair value of long-term debt		$ 2,204,816	$ 2,092,673

[1]	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
[2]	Non-publicly traded debt.
[3]	The effective interest rate is the spread over LIBOR as of the balance sheet dates.
[4]	The unamortized deferred gain was realized upon the August 2011 settlement of interest rate swaps as discussed in Note 5.
[5]	The debt balances as of December 31, 2014 have been adjusted to reflect our early adoption of ASU 2015-03 and related election as discussed in Note 1 under the caption New Accounting Standards.
[6]

Face value of our debt is equal to total debt plus unamortized discounts and debt issuance costs, and unamortized deferred interest rate swap gain, as follows: December 31, 2015 — $2,004,198 thousand and December 31, 2014 — $2,004,459 thousand.

Our total debt is presented in the table above net of unamortized discounts from par, unamortized deferred debt issuance costs and unamortized deferred interest rate swap settlement gains. Discounts, deferred debt issuance costs and deferred swap settlement gains are amortized using the effective interest method over the terms of the respective notes.

The estimated fair value of our debt presented in the table above was determined by: (1) averaging several asking price quotes for the publicly traded notes and (2) assuming par value for the remainder of the debt. The fair value estimates for the publicly traded notes were based on Level 2 information (as defined in Note 1, caption Fair Value Measurements) as of their respective balance sheet dates.

Part II	79

LINE OF CREDIT

In June 2015, we cancelled our secured $500,000,000 line of credit and entered into an unsecured $750,000,000 line of credit (incurring $2,589,000 of transaction fees).

The line of credit agreement expires in June 2020 and contains affirmative, negative and financial covenants customary for an unsecured facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 through September 2016 and 3.25:1 thereafter,  and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of December 31, 2015, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 2.00%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 1.00%. The credit margin for both LIBOR and base rate borrowings is determined by either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower credit margin. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.35% based on either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower fee. As of December 31, 2015, the credit margin for LIBOR borrowings was 1.75%, the credit margin for base rate borrowings was 0.75%, and the commitment fee for the unused amount was 0.25%.

As of December 31, 2015, our available borrowing capacity was $476,136,000. Utilization of the borrowing capacity was as follows:

▪	$235,000,000 was borrowed
▪	$38,864,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. All such debt, other than the $498,000 of other notes, is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of December 31, 2015, we were in compliance with all of the term debt covenants.

In August 2015, we repaid our $14,000,000 industrial revenue bond due 2022 via borrowing on our line of credit. The repayment did not incur any prepayment penalties. Additionally, in December 2015, we repaid our $150,000,000 10.125% notes due 2015 via borrowing on our line of credit.

In March 2015, we issued $400,000,000 of 4.50% senior notes due 2025. Proceeds (net of underwriter fees and other transaction costs) of $395,207,000 were partially used to fund the March 30, 2015 purchase, via tender offer, of $127,303,000 principal amount (32%) of the 7.00% notes due 2018. The March 2015 debt purchase cost $145,899,000, including an $18,140,000 premium above the principal amount of the notes and transaction costs of $456,000. The premium primarily reflects the trading price of the notes relative to par prior to the tender offer commencement. Additionally, we recognized $3,138,000 of net noncash expense associated with the acceleration of a proportional amount of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined first quarter charge of $21,734,000 is presented in the accompanying Consolidated Statement of Comprehensive Income as a component of interest expense for the year ended December 31, 2015.

The remaining net proceeds from the March 2015 debt issuance, together with cash on hand and borrowings under our line of credit, funded: (1) the April 2015 redemption of $218,633,000 principal amount (100%) of the 6.40% notes due 2017, (2) the April 2015 redemption of $125,001,000 principal amount (100%) of the 6.50% notes due 2016 and (3) the April 2015 purchase, via the tender offer commenced in March 2015 of $185,000 principal amount (less than 1%) of the 7.00% notes due 2018. The April 2015 debt purchases cost $385,024,000, including a $41,153,000 premium above the principal amount of the notes and transaction costs of $52,000. The premium primarily reflects the make-whole value of the 2016 notes and the 2017 notes. Additionally, we recognized $4,136,000 of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined second quarter charge of $45,341,000 is presented in the accompanying Consolidated Statement of Comprehensive Income as a component of interest expense for the year ended December 31, 2015.

Part II	80

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

DEBT PAYMENTS

As described above, during the first and second quarters of 2015, we purchased/redeemed $471,122,000 principal amount of debt using the proceeds from the March 2015 debt issuance, cash on hand and borrowings on our line of credit. Additionally in 2015, we borrowed on our line of credit during August to repay our $14,000,000 industrial revenue bond due 2022 and during December to repay our $150,000,000 10.125% notes due 2015.

There were no material scheduled debt payments during 2014. However, as described above, we purchased $506,366,000 principal amount of debt through a tender offer in the first quarter of 2014.

The total scheduled (principal and interest) debt payments, excluding draws, if any, on the line of credit, for the five years subsequent to December 31, 2015 are as follows:

in thousands	Total	Principal	Interest
Debt Payments (excluding the line of credit)
2016	$ 125,878	$ 130	$ 125,748
2017	125,878	138	125,740
2018	638,728	522,534	116,194
2019	80,740	23	80,717
2020	80,740	25	80,715

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of December 31, 2015 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 33,111
Reclamation/restoration requirements	5,753
Total	$ 38,864

Part II	81

NOTE 7: OPERATING LEASES

Rental expense from continuing operations under nonmineral operating leases for the years ended December 31, exclusive of rental payments made under leases of one month or less, is summarized as follows:

in thousands	2015	2014	2013
Operating Leases
Minimum rentals	$ 49,461	$ 42,887	$ 40,151
Contingent rentals (based principally on usage)	60,380	56,717	44,111
Total	$ 109,841	$ 99,604	$ 84,262

Future minimum operating lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases (see Note 12), as of December 31, 2015 are payable as follows:

in thousands
Future Minimum Operating Lease Payments
2016	$ 30,945
2017	29,712
2018	26,543
2019	22,455
2020	20,508
Thereafter	128,657
Total	$ 258,820

Lease agreements frequently include renewal options and require that we pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements.

NOTE 8: ACCRUED ENVIRONMENTAL REMEDIATION COSTS

Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (measured on an undiscounted basis) as follows:

in thousands	2015	2014
Accrued Environmental Remediation Costs
Continuing operations	$ 6,876	$ 4,919
Retained from former Chemicals business	10,988	4,129
Total	$ 17,864	$ 9,048

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $12,569,000 at December 31, 2015 and $6,736,000 at December 31, 2014. The short-term portion of these accruals is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, Tarmac, and CalMat facilities acquired in 2007, 2000 and 1999, respectively. The current increase primarily relates to environmental costs incurred at the Hewitt Landfill. The balances noted above for Chemicals relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business. The increase in these retained liabilities primarily relates to the Lower Passaic River Superfund site. Refer to Note 12 for additional discussion of these contingent environmental matters.

Part II	82

NOTE 9: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes are as follows:

in thousands	2015	2014	2013
Earnings (Loss) from Continuing
Operations before Income Taxes
Domestic	$ 293,547	$ 264,473	$ (34,239)
Foreign	34,310	34,365	30,536
Total	$ 327,857	$ 298,838	$ (3,703)

Provision for (benefit from) income taxes from continuing operations consists of the following:

in thousands	2015	2014	2013
Provision for (Benefit from) Income Taxes
from Continuing Operations
Current
Federal	$ 67,521	$ 47,882	$ (3,691)
State and local	14,035	18,983	7,941
Foreign	7,784	7,174	5,423
Total	$ 89,340	$ 74,039	$ 9,673
Deferred
Federal	$ 11,192	$ 13,556	$ (20,581)
State and local	(4,888)	4,120	(13,542)
Foreign	(701)	(23)	(9)
Total	$ 5,603	$ 17,653	$ (34,132)
Total provision (benefit)	$ 94,943	$ 91,692	$ (24,459)

The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate to earnings (losses) from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

dollars in thousands		2015		2014		2013
Income tax provision (benefit) at the
federal statutory tax rate of 35%	$ 114,750	35.0%	$ 104,594	35.0%	$ (1,296)	35.0%
Provision for (Benefit from)
Income Tax Differences
Statutory depletion	(27,702)	-8.4%	(25,774)	-8.6%	(20,875)	563.7%
State and local income taxes, net of federal
income tax benefit	5,945	1.8%	15,017	5.0%	(3,641)	98.3%
U.S. production deduction	(5,099)	-1.6%	0	0.0%	0	0.0%
Foreign tax credit carryforwards impairment	6,486	2.0%	0	0.0%	0	0.0%
Permanently reinvested foreign earnings	(6,396)	-2.0%	0	0.0%	0	0.0%
Other, net	6,959	2.2%	(2,145)	-0.7%	1,353	-36.5%
Total income tax provision (benefit)/
Effective tax rate	$ 94,943	29.0%	$ 91,692	30.7%	$ (24,459)	660.5%

Part II	83

Deferred taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in thousands	2015	2014
Deferred Tax Assets Related to
Employee benefits	$ 78,999	$ 97,757
Asset retirement obligations & other reserves	59,507	53,670
Deferred compensation	117,298	121,900
State net operating losses	61,658	59,315
Federal credit carryforwards	34,340	40,212
Other	48,856	52,241
Total gross deferred tax assets	400,658	425,095
Valuation allowance	(59,323)	(56,867)
Total net deferred tax assets	$ 341,335	$ 368,228
Deferred Tax Liabilities Related to
Property, plant and equipment	$ 665,057	$ 661,697
Goodwill/other intangible assets	324,910	329,539
Other	32,464	28,403
Total deferred tax liabilities	$ 1,022,431	$ 1,019,639
Net deferred tax liability	$ 681,096	$ 651,411

The above amounts are reflected in the accompanying Consolidated Balance Sheets as of December 31 as follows:

in thousands	2015	2014
Deferred Income Taxes
Current assets [1]	$ 0	$ (39,726)
Noncurrent liabilities	681,096	691,137
Net deferred tax liability	$ 681,096	$ 651,411

[1]

As discussed in Note 1, we early adopted ASU 2015-17 on a prospective basis as of December 31, 2015. Thus, all deferred income taxes as of December 31, 2015 are classified as noncurrent resulting in a $44,464 thousand decrease in current assets with a corresponding decrease in noncurrent liabilities.

As noted above, we have state net operating loss carryforward deferred tax assets of $61,658,000 of which $58,921,000 relates to Alabama. The Alabama net operating loss carryforward, if not utilized, would expire in years 2022 – 2029. Prior to 2015, this Alabama deferred tax asset carried a full valuation allowance. During 2015, we restructured our legal entities which resulted in a partial release of the valuation allowance in the amount of $4,655,000.

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized.

As of December 31, 2015, income tax receivables of $4,138,000 are included in accounts and notes receivable in the accompanying Consolidated Balance Sheet. These receivables relate to prior year state overpayments that we have requested to be refunded. There were similar receivables of $1,040,000 as of December 31, 2014.

Part II	84

Our liability for unrecognized tax benefits is discussed in our accounting policy for income taxes (see Note 1, caption Income Taxes). Changes in our liability for unrecognized tax benefits for the years ended December 31 are as follows:

in thousands	2015	2014	2013
Unrecognized tax benefits as of January 1	$ 7,057	$ 12,155	$ 13,550
Increases for tax positions related to
Prior years	491	229	28
Current year	942	528	845
Decreases for tax positions related to
Prior years	0	(53)	(86)
Settlements with taxing authorities	0	0	(136)
Expiration of applicable statute of limitations	(43)	(5,802)	(2,046)
Unrecognized tax benefits as of December 31	$ 8,447	$ 7,057	$ 12,155

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties recognized as income tax expense (benefit) were $138,000 in 2015, $(1,067,000) in 2014 and $(788,000) in 2013. The balance of accrued interest and penalties included in our liability for unrecognized tax benefits as of December 31 was $1,103,000 in 2015, $965,000 in 2014 and $2,032,000 in 2013.

Our liability for unrecognized tax benefits at December 31 in the table above include $7,614,000 in 2015, $6,282,000 in 2014 and $7,910,000 in 2013 that would affect the effective tax rate if recognized.

We are routinely examined by various taxing authorities. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in U.S. federal, various state and foreign jurisdictions. Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years prior to 2012.

As of December 31, 2015, we have $75,938,000 of accumulated undistributed earnings from one of our foreign subsidiaries. We consider these earnings to be indefinitely reinvested and, therefore, have not recorded income taxes on these earnings. If we were to distribute these earnings in the form of dividends, the distribution would result in U.S. income taxes of $26,578,000.

Part II	85

NOTE 10: BENEFIT PLANS

PENSION PLANS

We sponsor three funded, noncontributory defined benefit pension plans. These plans cover substantially all employees hired prior to July 2007, other than those covered by union-administered plans. Normal retirement age is 65, but the plans contain provisions for earlier retirement. Benefits for the Salaried Plan and the Chemicals Hourly Plan are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan provides benefits equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. The projected benefit obligation presented in the table below includes $89,652,000 and $101,230,000, respectively, related to these unfunded, nonqualified pension plans for 2015 and 2014.

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

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2015	2014
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 1,083,222	$ 911,700
Service cost	4,851	4,157
Interest cost	44,065	44,392
Actuarial (gain) loss	(63,725)	167,041
Benefits paid	(79,960)	(44,068)
Projected benefit obligation at end of year	$ 988,453	$ 1,083,222
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 816,972	$ 756,624
Actual return on plan assets	(5,373)	98,928
Employer contribution	14,047	5,488
Benefits paid	(79,960)	(44,068)
Fair value of assets at end of year	$ 745,686	$ 816,972
Funded status	(242,767)	(266,250)
Net amount recognized	$ (242,767)	$ (266,250)
Amounts Recognized in the Consolidated
Balance Sheets
Noncurrent assets	$ 0	$ 0
Current liabilities	(9,106)	(13,719)
Noncurrent liabilities	(233,661)	(252,531)
Net amount recognized	$ (242,767)	$ (266,250)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$ 222,580	$ 249,867
Prior service credit	(404)	(356)
Total amount recognized	$ 222,176	$ 249,511

Part II	86

The accumulated benefit obligation (ABO) and the projected benefit obligation (PBO) exceeded plan assets for all of our defined benefit plans at December 31, 2015 and December 31, 2014. The ABO for all of our defined benefit pension plans totaled $987,724,000 (unfunded, nonqualified plans of $89,652,000) at December 31, 2015 and $1,061,816,000 (unfunded, nonqualified plans of $95,154,000) at December 31, 2014.

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

dollars in thousands	2015	2014	2013
Components of Net Periodic Pension
Benefit Cost
Service cost	$ 4,851	$ 4,157	$ 21,904
Interest cost	44,065	44,392	40,995
Expected return on plan assets	(54,736)	(50,802)	(47,425)
Settlement charge	2,031	0	0
Curtailment loss	0	0	855
Amortization of prior service cost	48	188	339
Amortization of actuarial loss	21,641	11,221	20,429
Net periodic pension benefit cost	$ 17,900	$ 9,156	$ 37,097
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial loss (gain)	$ (3,615)	$ 118,915	$ (163,205)
Prior service cost (credit)	0	0	(583)
Reclassification of actuarial loss to net
periodic pension benefit cost	(23,672)	(11,221)	(20,429)
Reclassification of prior service cost to net
periodic pension benefit cost	(48)	(188)	(1,194)
Amount recognized in other comprehensive
income	$ (27,335)	$ 107,506	$ (185,411)
Amount recognized in net periodic pension
benefit cost and other comprehensive
income	$ (9,435)	$ 116,662	$ (148,314)
Assumptions
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate	4.14%	4.91%	4.33%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase
(for salary-related plans)	3.70%	3.50%	3.50%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	4.54%	4.14%	4.91%
Rate of compensation increase
(for salary-related plans)	3.50%	3.70%	3.50%

The settlement charge noted above relates to a lump sum payment to a former employee from the nonqualified plan. This charge is reflected within both cost of revenues and selling, administrative and general expenses in our accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2015.

Part II	87

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost (credit) during 2016 are $6,067,000 and $(43,000),  respectively.

Assumptions regarding our expected return on plan assets are based primarily on judgments made by us and the Finance Committee of our Board. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors. We base our expected return on long-term investment expectations. The expected return on plan assets used to determine 2015 pension benefit cost was 7.50%.

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

The fair values of our pension plan assets at December 31, 2015 and 2014 by asset category are as follows:

Fair Value Measurements at December 31, 2015

in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total
Asset Category
Debt securities	$ 0	$ 154,745	$ 0	$ 154,745
Investment funds
Commodity funds	0	14,490	0	14,490
Equity funds	647	463,416	0	464,063
Short-term funds	0	9,516	0	9,516
Venture capital and partnerships	0	0	102,872	102,872
Total pension plan assets	$ 647	$ 642,167	$ 102,872	$ 745,686

[1]	See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

Fair Value Measurements at December 31, 2014

in thousands	Level 1 [1]	Level 2 [1]	Level 3 [1]	Total
Asset Category
Debt securities	$ 0	$ 164,695	$ 0	$ 164,695
Investment funds
Commodity funds	0	19,480	0	19,480
Equity funds	457	506,912	0	507,369
Short-term funds	0	15,495	0	15,495
Venture capital and partnerships	0	0	109,933	109,933
Total pension plan assets	$ 457	$ 706,582	$ 109,933	$ 816,972

[1]	See Note 1 under the caption Fair Value Measurements for a description of the fair value hierarchy.

Part II	88

At each measurement date, we estimate the fair value of our pension assets using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our pension assets. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of our pension assets. The following describes the types of investments included in each asset category listed in the tables above and the valuation techniques we used to determine the fair values as of December 31, 2015 and 2014.

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

The venture capital and partnerships asset category consists of various limited partnership funds, mezzanine debt funds and leveraged buyout funds. The fair value of these investments has been estimated based on methods employed by the general partners, including consideration of, among other things, reference to third-party transactions, valuations of comparable companies operating within the same or similar industry, the current economic and competitive environment, creditworthiness of the corporate issuer, as well as market prices for instruments with similar maturities, terms, conditions and quality ratings. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of these securities.

A reconciliation of the fair value measurements of our pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 is presented below:

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3)

Venture
Capital and
in thousands	Partnerships
Balance at December 31, 2013	$ 88,482
Total gains (losses) for 2014 [1]	34,071
Purchases, sales and settlements, net	(12,940)
Transfers into (out of) Level 3	320
Balance at December 31, 2014	$ 109,933
Total gains (losses) for 2015 [1]	5,186
Purchases, sales and settlements, net	(12,247)
Transfers into (out of) Level 3	0
Balance at December 31, 2015	$ 102,872

[1]	The total gains (losses) for 2015 and 2014 include $47 thousand and $29,329 thousand, respectively, in unrealized gains related to assets still held as of their respective year ends.

Part II	89

Total employer contributions for the pension plans are presented below:

in thousands	Pension
Employer Contributions
2013	$ 4,855
2014	5,488
2015	14,047
2016 (estimated)	9,107

During 2015, 2014 and 2013, we made no contributions to our qualified pension plans. We do not anticipate making contributions to our qualified pension plans in 2016. For our nonqualified pension plans, we made benefit payments of $14,047,000,  $5,488,000 and $4,855,000 during 2015, 2014 and 2013, respectively, and expect to make payments of $9,107,000 during 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Pension
Estimated Future Benefit Payments
2016	$ 51,286
2017	52,434
2018	55,527
2019	56,835
2020	58,161
2021-2025	305,043

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
▪

if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

None of the multiemployer pension plans that we participate in are individually significant. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in the three years ended December 31, 2015, 2014 and 2013. Total contributions to multiemployer pension plans were $9,800,000 in 2015, $8,503,000 in 2014 and $7,580,000 in 2013.

As of December 31, 2015, a total of 14% of our domestic hourly labor force was covered by collective-bargaining agreements. Of such employees covered by collective-bargaining agreements, 40% were covered by agreements that expire in 2016. We also employed 315 union employees in Mexico who are covered by a collective-bargaining agreement that will expire in 2016. None of our union employees in Mexico participate in multiemployer pension plans.

In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2015 and 2014. The accrued costs for the supplemental retirement plan were $1,384,000 at December 31, 2015 and $1,421,000 at December 31, 2014.

Part II	90

POSTRETIREMENT PLANS

In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. In 2012, we amended our postretirement healthcare plan to cap our portion of the medical coverage cost at the 2015 level. Substantially all our salaried employees and, where applicable, certain of our hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, Company-provided healthcare benefits terminate when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first.

The March 2014 sale of our cement and concrete businesses in the Florida area (see Note 19) significantly reduced total expected future service of our postretirement plans resulting in a reduction in the projected benefit obligation of $2,639,000 and a one-time curtailment gain of $3,832,000. This gain is reflected within gain on sale of property, plant & equipment and businesses in our accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2014.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2015	2014
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 85,336	$ 92,888
Service cost	1,894	2,146
Interest cost	2,485	3,297
Liability reduction from curtailment	0	(2,639)
Actuarial gain	(35,195)	(2,617)
Benefits paid	(5,915)	(7,739)
Projected benefit obligation at end of year	$ 48,605	$ 85,336
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 0	$ 0
Actual return on plan assets	0	0
Fair value of assets at end of year	$ 0	$ 0
Funded status	$ (48,605)	$ (85,336)
Net amount recognized	$ (48,605)	$ (85,336)
Amounts Recognized in the Consolidated
Balance Sheets
Current liabilities	$ (6,287)	$ (8,964)
Noncurrent liabilities	(42,318)	(76,372)
Net amount recognized	$ (48,605)	$ (85,336)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial (gain) loss	$ (24,325)	$ 10,921
Prior service credit	(23,928)	(28,160)
Total amount recognized	$ (48,253)	$ (17,239)

Part II	91

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in thousands	2015	2014	2013
Components of Net Periodic Postretirement
Benefit Cost
Service cost	$ 1,894	$ 2,146	$ 2,830
Interest cost	2,485	3,297	3,260
Curtailment gain	0	(3,832)	0
Amortization of prior service credit	(4,232)	(4,327)	(4,863)
Amortization of actuarial loss	37	227	1,372
Net periodic postretirement benefit cost (credit)	$ 184	$ (2,489)	$ 2,599
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial (gain) loss	$ (35,209)	$ (5,256)	$ (20,444)
Reclassification of actuarial loss to net
periodic postretirement benefit cost	(37)	(227)	(1,372)
Reclassification of prior service credit to net
periodic postretirement benefit cost	4,232	8,159	4,863
Amount recognized in other comprehensive
income	$ (31,014)	$ 2,676	$ (16,953)
Amount recognized in net periodic
postretirement benefit cost and other
comprehensive income	$ (30,830)	$ 187	$ (14,354)
Assumptions
Assumed Healthcare Cost Trend Rates
at December 31
Healthcare cost trend rate assumed
for next year	n/a	7.50%	7.50%
Rate to which the cost trend rate gradually
declines	n/a	5.00%	5.00%
Year that the rate reaches the rate it is
assumed to maintain	n/a	2025	2019
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate	3.50%	4.10%	3.30%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	3.69%	3.50%	4.10%

The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost (credit) during 2016 are $(1,828,000) and $(4,236,000), respectively.

Total employer contributions for the postretirement plans are presented below:

in thousands	Postretirement
Employer Contributions
2013	$ 6,258
2014	7,739
2015	5,915
2016 (estimated)	6,287

Part II	92

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Postretirement
Estimated Future Benefit Payments
2016	$ 6,287
2017	5,856
2018	5,623
2019	5,415
2020	5,152
2021–2025	19,229

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in thousands	Postretirement
Participants Contributions
2013	$ 2,022
2014	1,873
2015	2,031

PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS

Each year we review our assumptions about the discount rate, the expected return on plan assets, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered healthcare benefits.

In selecting the discount rate, we consider the yield on high-quality bonds with a duration equal to the duration of plan liabilities. At December 31, 2015, the discount rates for our various plans ranged from 3.53% to 4.68% (December 31, 2014 ranged from 3.50% to 4.30%).  Beginning in 2016, we are changing the method we use to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach to estimate the service and interest cost applying the specific spot rates along the yield curve to the relevant projected cash flows.

We are making this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding yield curve spot rates. This change will not affect the measurement of our total benefit obligations as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss reported.

We are accounting for this change as a change in estimate and, accordingly, are accounting for it prospectively starting in 2016. The estimated weighted-average discount rates to measure service cost and interest cost for 2016 are 4.89% and 3.80%, respectively, for our pension plans and 4.05% and 2.81%, respectively, for our other postretirement plans. The weighted-average discount rates that we would have used for service and interest costs under our prior estimation technique were 4.54% for the pension plans and 3.69% for the other postretirement plans. The reductions in benefit cost for 2016 associated with this change are estimated to be $7,200,000 and $530,000 for our pension and other postretirement plans, respectively.

In estimating the expected return on plan assets, we consider past performance and long-term future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2015, the expected return on plan assets remains at 7.50%.

Annual pay increases after 2015 will not increase our pension plan obligations as a result of a 2013 plan amendment.

Future increases in the per capital cost of healthcare benefits will not increase our postretirement medical benefits obligation as a result of a 2012 plan amendment to cap medical coverage cost at the 2015 level.

Part II	93

DEFINED CONTRIBUTION PLANS

We sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $36,085,000 in 2015, $29,215,000 in 2014 and $21,416,000 in 2013.

NOTE 11: INCENTIVE PLANS

SHARE-BASED COMPENSATION PLANS

Our 2006 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of stock options, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and nonemployee directors. The maximum number of shares that may be issued under the Plan is 11,900,000.

PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of the number of units awarded on the date of grant. Payment is based upon our Total Shareholder Return (TSR) performance relative to the TSR performance of the S&P 500®. Awards vest on December 31 of the fourth year after date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to performance share awards amounted to $13,159,000 in 2015, $16,863,000 in 2014 and $16,159,000 in 2013.

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2015:

	Target	Weighted-average
	Number	Grant-date
	of Shares	Fair Value
Performance Shares
Nonvested at January 1, 2015	1,019,416	$ 53.16
Granted	231,730	74.85
Vested	(441,483)	46.22
Canceled/forfeited	(3,324)	67.28
Nonvested at December 31, 2015	806,339	$ 63.13

During 2014 and 2013, the weighted-average grant-date fair value of performance shares granted was $63.42 and $53.65, respectively.

The aggregate values for distributed performance share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed performance shares for the years ended December 31 are as follows:

in thousands	2015	2014	2013
Aggregate value of distributed
performance shares	$ 26,258	$ 0	$ 9,286

In addition to the performance shares granted above, we granted 14,000 restricted shares in February 2015 and 60,000 restricted shares in December 2013 to certain key executives. These shares cliff vest on the fourth anniversary of the grant date and have a grant-date fair value of $74.85 and $54.35, respectively. Expense provisions referable to restricted share awards amounted to $982,000 in 2015, $704,000 in 2014 and $35,000 in 2013.

Part II	94

STOCK OPTIONS/SOSARS — Stock options/SOSARs granted have an exercise price equal to the market value of our underlying common stock on the date of grant. The options/SOSARs vest ratably over 4 years and expire 10 years subsequent to the grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested awards are forfeited upon termination for any other reason.

The fair value of stock options/SOSARs is estimated as of the date of grant using the Black-Scholes option pricing model. Compensation cost for stock options/SOSARs is based on this grant-date fair value and is recognized for awards that ultimately vest. The following table presents the weighted-average fair value and the weighted-average assumptions used in estimating the fair value of grants during the years ended December 31:

	2015	2014	2013
SOSARs
Fair value	$ 25.17	$ 21.94	$ 16.96
Risk-free interest rate	1.85%	2.40%	1.40%
Dividend yield	1.70%	1.64%	1.72%
Volatility	33.00%	33.00%	33.00%
Expected term	8.00 years	8.00 years	8.00 years

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

A summary of our stock option/SOSAR activity as of December 31, 2015 and changes during the year are presented below:

			Weighted-average
			Remaining	Aggregate
	Number	Weighted-average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Life (Years)	(in thousands)
Stock Options/SOSARs
Outstanding at January 1, 2015	4,786,305	$ 59.65
Granted	161,310	79.41
Exercised	(1,890,028)	63.48
Forfeited or expired	(4,838)	64.48
Outstanding at December 31, 2015	3,052,749	$ 58.32	4.36	$ 118,401
Vested and expected to vest	3,038,898	$ 58.27	4.35	$ 118,043
Exercisable at December 31, 2015	2,602,447	$ 56.65	3.70	$ 106,100

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options/SOSARs) that would have been received by the option holders had all options/SOSARs been exercised on December 31, 2015. These values change based on the fair market value of our common stock. The aggregate intrinsic values of options/SOSARs exercised for the years ended December 31 are as follows:

in thousands	2015	2014	2013
Aggregate intrinsic value of options/
SOSARs exercised	$ 43,620	$ 7,372	$ 4,563

Part II	95

To the extent the tax deductions exceed compensation cost recorded, the tax benefit is reflected as a component of equity in our Consolidated Balance Sheets. The following table presents cash and stock consideration received and tax benefit realized from stock option/SOSAR exercises and compensation cost recorded referable to stock options/SOSARs for the years ended December 31:

in thousands	2015	2014	2013
Stock Options/SOSARs
Cash and stock consideration received
from exercises	$ 72,884	$ 23,199	$ 17,156
Tax benefit from exercises	16,920	2,844	1,770
Compensation cost	2,221	4,650	3,936

CASH-BASED COMPENSATION PLANS

We have incentive plans under which cash awards may be made annually to officers and key employees. Expense provisions referable to these plans amounted to $26,325,000 in 2015, $27,442,000 in 2014 and $19,540,000 in 2013.

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have commitments in the form of unconditional purchase obligations as of December 31, 2015. These include commitments for the purchase of property, plant & equipment of $146,864,000 and commitments for noncapital purchases of $48,602,000. These commitments are due as follows:

Unconditional
Purchase
in thousands	Obligations
Property, Plant & Equipment
2016	$ 67,560
Thereafter	79,304
Total	$ 146,864
Noncapital (primarily transportation and electricity contracts)
2016	$ 14,361
2017–2018	17,564
2019–2020	11,677
Thereafter	5,000
Total	$ 48,602

Expenditures under noncapital purchase commitments totaled $76,178,000 in 2015, $65,582,000 in 2014 and $83,699,000 in 2013.

We have commitments in the form of minimum royalties under mineral leases as of December 31, 2015 in the amount of $217,380,000, due as follows:

Mineral
in thousands	Leases
Minimum Royalties
2016	$ 21,479
2017–2018	37,710
2019–2020	25,380
Thereafter	132,811
Total	$ 217,380

Expenditures for royalties under mineral leases totaled $58,048,000 in 2015, $49,685,000 in 2014 and $53,768,000 in 2013. Refer to Note 7 for future minimum nonmineral operating lease payments.

Part II	96

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 1 under the caption Deferred Revenue. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As summarized by purpose in Note 6, our standby letters of credit totaled $38,864,000 as of December 31, 2015.

As described in Note 9, our liability for unrecognized tax benefits is $8,447,000 as of December 31, 2015.

LITIGATION AND ENVIRONMENTAL MATTERS

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

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the “Cooperating Parties Group”) to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). On April 11, 2014, the EPA issued a proposed Focused Feasibility Study (FFS) that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is approximately $950 million to $1.73 billion. The period for public comment on the proposed FFS is closed and it is anticipated that the EPA will issue its final record of decision in the first half of 2016. The Cooperating Parties Group draft RI/FS estimates the preferred re\medial action presented therein to cost in the range of approximately $475 million to $725 million (including $93 million in operations and maintenance costs for a 30-year period).

The AOC does not obligate us to fund or perform the remedial action contemplated by either the draft RI/FS or the FFS. Vulcan formerly owned a chemicals operation near River Mile 0.1, which was sold in 1974. The Company has found no evidence that its former chemicals operation contributed any of the primary contaminants of concern to the River.

Neither the ultimate remedial approach, nor the parties who will participate in funding the remediation and their respective allocations, have been determined. However, we have estimated the cost to be incurred by us under the remedial approach most likely to be prescribed by the EPA in their final record of decision and recorded an immaterial loss for this matter in 2015.

Part II	97

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

There are numerous defendants to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine. Vulcan has since been added as a direct and third-party defendant by other parties, including a direct claim by the state of Louisiana. The damages alleged in the litigation range from individual plaintiffs’ claims for property damage, to the state of Louisiana’s claim for response costs, to claims for physical damages to oil pipelines, to business interruption claims. In addition to the plaintiffs’ claims, Vulcan has also been sued for contractual indemnity and comparative fault by both Texas Brine and Occidental Chemical Co. (Occidental). The total amount of damages claimed is in excess of $500 million. It is alleged that the sinkhole was caused, in whole or in part, by Vulcan’s negligent actions or failure to act. It is also alleged that Vulcan breached the salt lease, as well as an operating agreement and a drilling agreement with Texas Brine; and that Vulcan is strictly liable for certain property damages in its capacity as a former assignee of the salt lease; and that Vulcan violated certain covenants and conditions in the agreement under which it sold its Chemicals Division in 2005. Vulcan has made claims for contractual indemnity, comparative fault, and breach of contract against Texas Brine, as well as claims for contractual indemnity and comparative fault against Occidental. Discovery is ongoing and the first trial date in any of these cases has been set for March 2017. At this time, we cannot reasonably estimate a range of liability pertaining to this matter.

▪

HEWITT LANDFILL MATTER — On September 8, 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles. The CAO follows a 2014 Investigative Order from RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring Vulcan to provide groundwater monitoring results to RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. Vulcan is engaged in performing site investigation work to develop an interim-remedial action plan due in the second quarter of 2016 as required by the CAO. At this time, we are unable to estimate the cost of the interim-remedial action plan but have fully accrued the costs of the site investigation work.

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

Under a program that was discontinued in the fourth quarter of 2014, we occasionally sold shares of common stock to the trustee of our 401(k) retirement plan to satisfy the plan participants' elections to invest in our common stock. Under this arrangement, the stock issuances and resulting cash proceeds for the years ended December 31 were as follows:

▪	2014 — issued 485,306 shares for cash proceeds of $30,620,000
▪	2013 — issued 71,208 shares for cash proceeds of $3,821,000

There were no shares held in treasury as of December 31, 2015, 2014 and 2013. During 2015, we purchased and retired 228,000 shares for a cost of $21,475,000;  no shares were purchased in 2014 and 2013. As of December 31, 2015, 3,183,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

NOTE 14: OTHER COMPREHENSIVE INCOME

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, at December 31, are as follows:

in thousands	2015	2014	2013
AOCI
Cash flow hedges	$ (14,494)	$ (20,322)	$ (25,178)
Pension and postretirement plans	(105,575)	(141,392)	(74,453)
Total	$ (120,069)	$ (161,714)	$ (99,631)

Part II	99

Changes in AOCI, net of tax, for the three years ended December 31, 2015 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2012	$ (28,170)	$ (197,347)	$ (225,517)
Other comprehensive income (loss)
before reclassifications	0	111,883	111,883
Amounts reclassified from AOCI	2,992	11,011	14,003
Net current year OCI changes	2,992	122,894	125,886
Balance as of December 31, 2013	$ (25,178)	$ (74,453)	$ (99,631)
Other comprehensive income (loss)
before reclassifications	0	(69,051)	(69,051)
Amounts reclassified from AOCI	4,856	2,112	6,968
Net current year OCI changes	4,856	(66,939)	(62,083)
Balance as of December 31, 2014	$ (20,322)	$ (141,392)	$ (161,714)
Other comprehensive income (loss)
before reclassifications	0	23,832	23,832
Amounts reclassified from AOCI	5,828	11,985	17,813
Net current year OCI changes	5,828	35,817	41,645
Balance as of December 31, 2015	$ (14,494)	$ (105,575)	$ (120,069)

Amounts reclassified from AOCI to earnings, are as follows:

in thousands	2015	2014	2013
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 9,759	$ 7,988	$ 5,077
(Benefit from) provision for income taxes	(3,931)	(3,132)	(2,085)
Total [1]	$ 5,828	$ 4,856	$ 2,992
Amortization of Pension and Postretirement Plan
Actuarial Loss and Prior Service Cost
Cost of revenues	$ 15,916	$ 2,789	$ 14,516
Selling, administrative and general expenses	3,608	688	3,616
(Benefit from) provision for income taxes	(7,539)	(1,365)	(7,121)
Total [2]	$ 11,985	$ 2,112	$ 11,011
Total reclassifications from AOCI to earnings	$ 17,813	$ 6,968	$ 14,003

[1]	Totals for 2015 and 2014 include the acceleration of a proportional amount of deferred losses on interest rate derivatives (see Note 5) referable to debt purchases (see Note 6).
[2]

Total for 2015 includes a one-time settlement loss resulting from a lump sum payment to a former employee (see Note 10). Total for 2014 includes a one-time curtailment gain (see Note 10) resulting from the sale of our cement and concrete businesses in the Florida area (see Note 19).

Part II	100

NOTE 15: SEGMENT REPORTING

We have four operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium.

The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services (transportation and other). During 2015, the Aggregates segment principally served markets in twenty states, Washington D.C. and Mexico with a full line of aggregates, and six additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available. We sell a relatively small amount of construction aggregates outside the United States. Nondomestic revenues were $11,408,000 in 2015, $14,699,000 in 2014 and $12,339,000 in 2013.

The Asphalt Mix segment produces and sells asphalt mix in four states primarily in our southwestern and western markets.

The Concrete segment produces and sells ready-mixed concrete in six states, Washington D.C. and an immaterial amount in the Bahamas. In January 2015, we swapped our ready-mixed concrete operations in California (see Note 19) for asphalt mix operations, primarily in Arizona. In March 2014, we sold our concrete business in the Florida area (see Note 19) which in addition to ready-mixed concrete, included concrete block, precast concrete, as well as building materials purchased for resale.

The Calcium segment consists of a Florida facility that mines, produces and sells calcium products. Prior to the sale of our cement business in March 2014 (see Note 19), we produced and sold Portland and masonry cement in both bulk and bags from our Florida cement plant and imported and exported cement, clinker and slag and either resold, ground, blended, bagged or reprocessed those materials from other Florida facilities.

Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. Our Asphalt Mix and Concrete segments are primarily supplied with their aggregates requirements from our Aggregates segment. These intersegment sales are made at local market prices for the particular grade and quality of product utilized in the production of asphalt mix and ready-mixed concrete. Customers for our Asphalt Mix and Concrete segments are generally served locally at our production facilities or by truck. Because asphalt mix and ready-mixed concrete harden rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing facility.

The vast majority of our activities are domestic. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $160,125,000 in 2015, $139,427,000 in 2014 and $140,504,000 in 2013. Equity method investments of $22,967,000 in 2015, $22,924,000 in 2014 and $22,962,000 in 2013 are included below in the identifiable assets for the Aggregates segment.

Part II	101

SEGMENT FINANCIAL DISCLOSURE

in thousands	2015	2014	2013
Total Revenues
Aggregates [1]	$ 2,777,758	$ 2,346,411	$ 2,025,026
Asphalt Mix [2]	530,692	445,538	407,657
Concrete [2,3]	299,252	375,806	471,748
Calcium [4]	8,596	25,032	99,004
Segment sales	$ 3,616,298	$ 3,192,787	$ 3,003,435
Aggregates intersegment sales	(194,117)	(189,393)	(185,385)
Calcium intersegment sales	0	(9,225)	(47,341)
Total revenues	$ 3,422,181	$ 2,994,169	$ 2,770,709
Gross Profit
Aggregates	$ 755,666	$ 544,070	$ 413,301
Asphalt Mix [2]	78,225	38,080	32,704
Concrete [2,3]	20,152	2,233	(24,774)
Calcium [4]	3,490	3,199	5,649
Total	$ 857,533	$ 587,582	$ 426,880
Depreciation, Depletion, Accretion and Amortization (DDA&A)
Aggregates	$ 228,466	$ 227,042	$ 224,808
Asphalt Mix [2]	16,378	10,719	8,697
Concrete [2,3]	11,374	19,892	32,996
Calcium [4]	679	1,554	18,093
Other	17,926	20,290	22,514
Total	$ 274,823	$ 279,497	$ 307,108
Capital Expenditures [5]
Aggregates	$ 269,014	$ 180,026	$ 253,000
Asphalt Mix [2]	8,111	20,796	17,089
Concrete [2,3]	19,053	19,542	13,054
Calcium [4]	0	201	198
Corporate	7,846	2,532	1,277
Total	$ 304,024	$ 223,097	$ 284,618
Identifiable Assets [6]
Aggregates	$ 7,540,273	$ 7,311,336	$ 7,006,724
Asphalt Mix [2]	251,716	264,172	195,046
Concrete [2,3]	198,193	227,000	370,103
Calcium [4]	5,509	5,818	413,296
Total identifiable assets	7,995,691	7,808,326	7,985,169
General corporate assets	21,881	91,498	54,207
Cash items	284,060	141,273	193,738
Total assets	$ 8,301,632	$ 8,041,097	$ 8,233,114

[1]	Includes product sales, as well as freight, delivery and transportation revenues, and other revenues related to services.
[2]	In January 2015, we exchanged our California ready-mixed concrete operations for 13 asphalt mix plants, primarily in Arizona (see Note 19).
[3]	In March 2014, we sold our concrete business in the Florida area (see Note 19).
[4]	Includes cement and calcium products. In March 2014, we sold our cement business (see Note 19).
[5]

Capital expenditures include capitalized replacements of and additions to property, plant & equipment, including capitalized leases, renewals and betterments. Capital expenditures exclude property, plant & equipment obtained by business acquisitions.

[6]

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Part II	102

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in thousands	2015	2014	2013
Cash Payments
Interest (exclusive of amount capitalized)	$ 208,288	$ 241,841	$ 196,794
Income taxes	53,623	79,862	30,938
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property,
plant & equipment	$ 31,883	$ 17,120	$ 18,864
Amounts referable to business acquisitions
Liabilities assumed	2,645	26,622	232
Fair value of noncash assets and liabilities exchanged	20,000	2,414	0
Fair value of equity consideration	0	45,185	0

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the years ended December 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

in thousands	2015	2014	2013
ARO Operating Costs
Accretion	$ 11,474	$ 11,601	$ 10,685
Depreciation	6,515	4,462	3,527
Total	$ 17,989	$ 16,063	$ 14,212

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs for the years ended December 31 are as follows:

in thousands	2015	2014
Asset Retirement Obligations
Balance at beginning of year	$ 226,565	$ 228,234
Liabilities incurred	6,235	9,130
Liabilities settled	(18,048)	(26,547)
Accretion expense	11,474	11,601
Revisions, net	368	4,147
Balance at end of year	$ 226,594	$ 226,565

Part II	103

The ARO liabilities incurred during 2015 and 2014 relate primarily to acquisitions (see Note 19). ARO liabilities settled during 2015 and 2014 include $13,117,000 and $18,637,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the development agreement will result in the restoration and development of 90 acres of previously mined property suitable for commercial and retail development.

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

GOODWILL

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the years ended December 31, 2015, 2014 and 2013.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015, 2014 and 2013 are summarized below:

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2012	$ 2,995,083	$ 91,633	$ 0	$ 0	$ 3,086,716
Goodwill of divested businesses [1]	(5,195)	0	0	0	(5,195)
Total as of December 31, 2013	$ 2,989,888	$ 91,633	$ 0	$ 0	$ 3,081,521
Goodwill of acquired businesses [1]	13,303	0	0	0	13,303
Total as of December 31, 2014	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Total as of December 31, 2015	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824

[1]	Refer to Note 19 for additional details.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Part II	104

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

See Note 19 for the details of the intangible assets acquired in business acquisitions during 2015, 2014 and 2013. Amortization of finite-lived intangible assets is computed based on the estimated life of the intangible assets. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-production method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. As shown in Note 1 under the caption Fair Value Measurements, we incurred $2,858,000 of impairment charges related to intangible assets in 2015. There were no charges for impairment of intangible assets in the years ended December 31, 2014 and 2013.

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 are summarized below:

in thousands	2015	2014
Gross Carrying Amount
Contractual rights in place	$ 735,935	$ 719,100
Noncompetition agreements	2,800	2,550
Favorable lease agreements	16,677	16,677
Permitting, permitting compliance and zoning rights	99,513	93,273
Other [1]	4,092	4,067
Total gross carrying amount	$ 859,017	$ 835,667
Accumulated Amortization
Contractual rights in place	$ (65,641)	$ (54,019)
Noncompetition agreements	(506)	(119)
Favorable lease agreements	(4,002)	(3,489)
Permitting, permitting compliance and zoning rights	(20,350)	(18,270)
Other [1]	(1,939)	(1,527)
Total accumulated amortization	$ (92,438)	$ (77,424)
Total Intangible Assets Subject to Amortization, net	$ 766,579	$ 758,243
Intangible Assets with Indefinite Lives	0	0
Total Intangible Assets, net	$ 766,579	$ 758,243
Amortization Expense for the Year	$ 15,618	$ 10,966

[1]	Includes customer relationships and tradenames and trademarks.

Estimated amortization expense for the five years subsequent to December 31, 2015 is as follows:

in thousands
Estimated Amortization Expense for Five Subsequent Years
2016	$ 19,946
2017	20,797
2018	21,702
2019	19,746
2020	20,247

Part II	105

NOTE 19: ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

During 2015, the following assets were acquired for $47,198,000 of consideration (($27,198,000 cash and $20,000,000 exchanges of real property and businesses  (twelve California ready-mixed concrete operations)):

▪	one aggregates facility in Tennessee
▪	three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico
▪	thirteen asphalt mix plants, primarily in Arizona

The 2015 acquisitions listed above are reported in our consolidated financial statements as of their respective acquisition dates. The amounts of total revenues and net earnings for these acquisitions (collectively) are included in our Consolidated Statement of Comprehensive Income for year ended December 31, 2015, as follows:

in thousands	2015
Actual Results
Total revenues	$ 67,002
Net earnings	1,938

None of the 2015 acquisitions listed above are material to our results of operations or financial position either individually or collectively. The fair value of consideration transferred for these acquisitions and the preliminary amounts of assets acquired and liabilities assumed (based on their estimated fair values at their acquisition dates), are summarized below:

in thousands	2015
Fair Value of Purchase Consideration
Cash	$ 27,198
Exchanges of real property and businesses	20,000
Total fair value of purchase consideration	$ 47,198
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 2,105
Inventories	3,559
Other current assets	358
Property, plant & equipment, net	26,087
Other intangible assets
Contractual rights in place	17,484
Noncompetition agreement	250
Liabilities assumed	(2,645)
Net identifiable assets acquired	$ 47,198
Goodwill	$ 0

Estimated fair values of assets acquired and liabilities assumed are preliminary pending appraisals of contractual rights in place and property, plant & equipment.

The contractual rights in place noted above will be amortized against earnings ($7,168,000 - straight-line over 20 years and $10,317,000 - units of production over an estimated 34 years) and deductible for income tax purposes over 15 years.

During 2014, we purchased the following for total consideration of $331,836,000 ($284,237,000 cash, $2,414,000 exchanges of real property and businesses and $45,185,000 of our common stock (715,004 shares)):

▪	two portable asphalt plants and an aggregates facility in southern California
▪	five aggregates facilities and associated downstream assets in Arizona and New Mexico
▪	two aggregates facilities in Delaware, serving northern Virginia and Washington, D.C.
▪	four aggregates facilities in the San Francisco Bay Area
▪	a rail-connected aggregates operation and two distribution yards that serve the greater Dallas/Fort Worth market
▪	a permitted aggregates quarry in Alabama

Part II	106

None of the 2014 acquisitions listed above were material to our results of operations or financial position either individually or collectively. As a result of these 2014 acquisitions, we recognized $128,286,000 of amortizable intangible assets (primarily contractual rights in place). The contractual rights in place will be amortized against earnings using the unit-of-production method over an estimated weighted-average period in excess of 40 years and all but $36,921,000 will be deductible for income tax purposes over 15 years. The $13,303,000 of goodwill recognized (none of which will be deductible for income tax purposes) represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired.

DIVESTITURES

As noted above, in the first quarter of 2015, we exchanged twelve ready-mixed concrete operations in California (representing all of our California concrete operations) for thirteen asphalt mix plants (primarily in Arizona) resulting in a pretax gain of $5,886,000.

In 2014, we sold:

▪

First quarter — our cement and concrete businesses in the Florida area for net pretax cash proceeds of $721,359,000 resulting in a pretax gain of $227,910,000. We retained all of our Florida aggregates operations, our former Cement segment’s calcium operation in Brooksville, Florida and real estate associated with certain former ready-mixed concrete facilities. Under a separate supply agreement, we continue to provide aggregates to the divested concrete facilities, at market prices, for a period of 20 years. As a result of the continuing cash flows (generated via the supply agreement and the retained operation and assets), the disposition is not reported as discontinued operations

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
▪

Third quarter — a percentage of the future production from aggregates reserves at certain owned quarries. The sale was structured as a volumetric production payment (VPP) for which we received gross cash proceeds of $154,000,000 and incurred transaction costs of $905,000. The net proceeds were recorded as deferred revenue and are amortized on a unit-of-sales basis to revenues over the term of the VPP. See Note 1, caption Deferred Revenue, for the key terms of the VPP

▪

Second quarter — four aggregates production facilities in Wisconsin for net pretax cash proceeds of $34,743,000 resulting in a pretax gain of $21,183,000. We allocated $4,521,000 of goodwill to these dispositions based on the relative fair values of the businesses disposed of and the portion of the reporting unit retained. Additionally, the dispositions of these facilities will likely result in a partial withdrawal from one of our multiemployer pension plans; therefore, we recognized a $4,000,000 liability related to this plan

▪

First quarter — one aggregates production facility in Wisconsin and its related replacement reserve land for net pretax cash proceeds of $5,133,000 resulting in a pretax gain of $2,802,000. We allocated $674,000 of goodwill to this disposition based on the relative fair value of the business disposed of and the portion of the reporting unit retained

PENDING DIVESTITURES

There were no pending divestitures classified as assets held for sale as of December 31, 2015. Conversely, the twelve ready-mixed concrete operations in California (exchanged for thirteen asphalt mix plants as noted above) sold in the first quarter of 2015 are presented in the accompanying Consolidated Balance Sheet as of December 31, 2014 as assets held

Part II	107

for sale. The major classes of assets and liabilities of assets classified as held for sale as of December 31 are as follows:

in thousands	2015	2014
Held for Sale
Current assets	$ 0	$ 1,773
Property, plant & equipment, net	0	12,764
Other intangible assets, net	0	647
Total assets held for sale	$ 0	$ 15,184
Asset retirement obligations	$ 0	$ 520
Total liabilities of assets held for sale	$ 0	$ 520

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

NOTE 20: UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2015 and 2014:

	2015
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Total revenues	$ 631,293	$ 895,143	$ 1,038,460	$ 857,285
Gross profit	77,865	234,449	291,290	253,929
Operating earnings	10,759	153,776	212,206	173,037
Earnings (loss) from continuing operations	(36,667)	49,819	126,202	93,560
Net earnings (loss)	(39,678)	48,162	123,805	88,888
Basic earnings (loss) per share from continuing operations	$ (0.28)	$ 0.37	$ 0.95	$ 0.70
Diluted earnings (loss) per share from continuing operations	$ (0.28)	$ 0.37	$ 0.93	$ 0.69
Basic net earnings (loss) per share	$ (0.30)	$ 0.36	$ 0.93	$ 0.67
Diluted net earnings (loss) per share	$ (0.30)	$ 0.36	$ 0.91	$ 0.65

	2014
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Total revenues	$ 574,420	$ 791,143	$ 873,579	$ 755,027
Gross profit	34,092	174,788	209,042	169,660
Operating earnings [1]	194,669	103,246	140,331	99,892
Earnings from continuing operations [1]	54,505	46,511	67,781	38,349
Net earnings [1]	53,995	45,967	66,939	38,022
Basic earnings per share from continuing operations	$ 0.42	$ 0.35	$ 0.51	$ 0.29
Diluted earnings per share from continuing operations	$ 0.41	$ 0.35	$ 0.51	$ 0.29
Basic net earnings per share	$ 0.41	$ 0.35	$ 0.51	$ 0.29
Diluted net earnings per share	$ 0.41	$ 0.35	$ 0.50	$ 0.28

[1]	Includes a $227,910 thousand pretax gain on the sale of our cement and concrete businesses in the Florida area as described in Note 19, primarily recorded in the first quarter.

Part II	108

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

No material changes were made during the fourth quarter of 2015  to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

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

Under management's supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. Deloitte & Touche LLP's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

Part II	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Vulcan Materials Company:

We have audited the internal control over financial reporting of Vulcan Materials Company and its subsidiary companies (the "Company") as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

Birmingham, Alabama
February 25, 2016

Part II	110

ITEM 9B

OTHER INFORMATION

None.

Part II	111

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On or about March 25,  2016,  we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our "2016 Proxy Statement"). The information under the headings "Proposal 1 - Election of Directors," "Corporate Governance of our Company and Practices of our Board of Directors," and "General Information - Section 16(a) Beneficial Ownership Reporting Compliance" included in the 2016 Proxy Statement is incorporated herein by reference. See also the information set forth above in Part I, Item I "Business" of this report.

ITEM 11

EXECUTIVE COMPENSATION

The information under the headings "Compensation Discussion and Analysis," "Director Compensation," "Executive Compensation," “Corporate Governance of our Company and Practices of our Board of Directors,” and “Compensation Committee Report” included in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information under the headings "Security Ownership of Certain Beneficial Owners and Management," "Equity Compensation Plans" and "Executive Compensation — Payments Upon Termination or Change in Control" included in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings "Corporate Governance of our Company and Practices of our Board of Directors" included in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading entitled "Independent Registered Public Accounting Firm" included in our 2016 Proxy Statement  is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

VULCAN MATERIALS COMPANY
J. Thomas Hill Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
J. Thomas Hill	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2016
John R. McPherson	Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)	February 25, 2016
______________________________________________ Ejaz A. Khan	Vice President, Controller and Chief Information Officer (Principal Accounting Officer)	February 25, 2016

The following directors:

Elaine L. Chao

Thomas A. Fanning

O. B. Grayson Hall, Jr.

Cynthia L. Hostetler

Douglas J. McGregor

Richard T. O'Brien

James T. Prokopanko

Donald B. Rice

Lee J. Styslinger, III

Vincent J. Trosino

Kathleen Wilson-Thompson

Director Director Director Director Director Director Director Director Director Director Director

Michael R. Mills Attorney-in-Fact		February 25, 2016

Signatures	114

EXHIBIT INDEX

Exhibit 3(a)	Certificate of Incorporation (Restated 2007) of the Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007 [1]
Exhibit 3(b)	Amended and Restated By-Laws of the Company (as amended through February 13, 2015) filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K filed on February 27, 2015 [1]
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

Fourth Supplemental Indenture, dated June 14, 2011, between the Company and Wilmington Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2011 [1]

Exhibit 4(g)	Fifth Supplemental Indenture, dated March 30, 2015, between the Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 30, 2015 [1]
Exhibit 4(h)

Indenture, dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284) [1]

Exhibit 4(i)

Supplemental Indenture No. 1, dated as of November 16, 2007, among the Company, Legacy Vulcan Corp. and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007 [1]

Exhibit 4(j)

Supplemental Indenture No. 2, dated as of June 30, 2015, between Legacy Vulcan, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2015 [1]

Exhibit 10(a)

Credit Agreement dated as of June 19, 2015 among the Company and SunTrust Bank as Administrative Agent and other parties named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015 [1]

Exhibit 10(b)	Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(c)	Amendment No. 1 to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10.1 to its Current Report on Form 8-K on January 7, 2014 [1,2]
Exhibit 10(d)	Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]

E-1

Exhibit 10(e)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006 [1,2]
Exhibit 10(f)	Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix A to the Company's 2011 Proxy Statement on Schedule 14A filed March 31, 2011 [1,2]
Exhibit 10(g)

Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company dated February 9, 2012, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 9, 2012 [1,2]

Exhibit 10(h)	Deferred Stock Plan for Nonemployee Directors of the Company filed as Exhibit 10(f) to Legacy Vulcan Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 [1,2]
Exhibit 10(i)	Restricted Stock Plan for Nonemployee Directors of the Company, as amended, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(j)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(k)

Independent Contractor Consulting Agreement dated March 26, 2015, between the Company and Danny R. Shepherd, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2015 [1,2]

Exhibit 10(l)	Form of Change of Control Employment Agreement dated January 1, 2016, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2016 [1,2]
Exhibit 10(m)	Vulcan Materials Company Change of Control Severance Plan for Senior Officers, effective January 1, 2016 [2]
Exhibit 10(n)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(o)	Supplemental Executive Retirement Agreement filed as Exhibit 10 to Legacy Vulcan Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 2, 2001 [1,2]
Exhibit 10(p)	Form of Stock Option Agreement filed as Exhibit 10(o) to Legacy Vulcan Corp.’s Report on Form 8-K filed on December 20, 2005 [1,2]
Exhibit 10(q)	Form of Director Deferred Stock Unit Agreement filed as Exhibit 10.9 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(r)	Form of Performance Share Unit Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2010 [1,2]
Exhibit 10(s)	Form of Performance Share Unit Agreement (2012) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2012 [1,2]
Exhibit 10(t)	Form of Stock-Only Stock Appreciation Rights Agreement filed as Exhibit 10(p) to Legacy Vulcan Corp.’s Report on Form 10-K filed on February 26, 2007 [1,2]
Exhibit 10(u)

Stock-Only Stock Appreciation Rights Agreement between the Company and John R. McPherson dated November 9, 2011, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on November 15, 2011 [1,2]

Exhibit 10(v)	Form of Employee Deferred Stock Unit Amended Agreement filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(w)	2015 Compensation Decisions filed in the Company's Current Report on Amended Form 8-K filed on February 18, 2016 [1,2]
Exhibit 21	List of the Company's material subsidiaries as of December 31, 2015
Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

E-2

Exhibit 24	Powers of Attorney
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
[1]	Incorporated by reference.
[2]	Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

E-3