Form 10-Q
period 2016-03-31
Vulcan Materials CO
filed 2016-05-04
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at April 29, 2016 133,188,158

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	March 31	December 31	March 31
in thousands	2016	2015	2015
Assets
Cash and cash equivalents	$ 191,886	$ 284,060	$ 392,657
Restricted cash	0	1,150	0
Accounts and notes receivable
Accounts and notes receivable, gross	449,538	423,600	375,196
Less: Allowance for doubtful accounts	(5,775)	(5,576)	(5,244)
Accounts and notes receivable, net	443,763	418,024	369,952
Inventories
Finished products	288,891	297,925	285,313
Raw materials	22,160	21,765	21,203
Products in process	1,221	1,008	1,189
Operating supplies and other	25,486	26,375	25,987
Inventories	337,758	347,073	333,692
Current deferred income taxes	0	0	39,881
Prepaid expenses	34,096	34,284	58,483
Total current assets	1,007,503	1,084,591	1,194,665
Investments and long-term receivables	38,895	40,558	41,613
Property, plant & equipment
Property, plant & equipment, cost	6,984,417	6,891,287	6,671,537
Reserve for depreciation, depletion & amortization	(3,786,590)	(3,734,997)	(3,587,444)
Property, plant & equipment, net	3,197,827	3,156,290	3,084,093
Goodwill	3,094,824	3,094,824	3,094,824
Other intangible assets, net	753,372	766,579	764,072
Other noncurrent assets	154,604	158,790	147,258
Total assets	$ 8,247,025	$ 8,301,632	$ 8,326,525
Liabilities
Current maturities of long-term debt	131	130	365,441
Trade payables and accruals	185,653	175,729	157,829
Other current liabilities	170,701	177,620	180,066
Total current liabilities	356,485	353,479	703,336
Long-term debt	1,981,425	1,980,334	1,888,365
Noncurrent deferred income taxes	663,364	681,096	682,849
Deferred revenue	205,892	207,660	212,987
Other noncurrent liabilities	618,806	624,875	678,821
Total liabilities	$ 3,825,972	$ 3,847,444	$ 4,166,358
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 133,348, 133,172 and 132,660 shares, respectively	133,348	133,172	132,660
Capital in excess of par value	2,823,116	2,822,578	2,765,391
Retained earnings	1,584,344	1,618,507	1,418,901
Accumulated other comprehensive loss	(119,755)	(120,069)	(156,785)
Total equity	$ 4,421,053	$ 4,454,188	$ 4,160,167
Total liabilities and equity	$ 8,247,025	$ 8,301,632	$ 8,326,525
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited		March 31
in thousands, except per share data	2016	2015
Total revenues	$ 754,728	$ 631,293
Cost of revenues	590,010	553,428
Gross profit	164,718	77,865
Selling, administrative and general expenses	76,468	66,763
Gain on sale of property, plant & equipment
and businesses	555	6,375
Impairment of long-lived assets	(9,646)	0
Restructuring charges	(320)	(2,818)
Other operating expense, net	(13,918)	(3,900)
Operating earnings	64,921	10,759
Other nonoperating income (expense), net	(694)	979
Interest expense, net	33,732	62,480
Earnings (loss) from continuing operations
before income taxes	30,495	(50,742)
Provision for (benefit from) income taxes	9,764	(14,075)
Earnings (loss) from continuing operations	20,731	(36,667)
Loss on discontinued operations, net of tax	(1,807)	(3,011)
Net earnings (loss)	$ 18,924	$ (39,678)
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	294	2,248
Amortization of actuarial loss and prior service
cost for benefit plans	20	2,681
Other comprehensive income	314	4,929
Comprehensive income (loss)	$ 19,238	$ (34,749)
Basic earnings (loss) per share
Continuing operations	$ 0.15	$ (0.28)
Discontinued operations	(0.01)	(0.02)
Net earnings (loss)	$ 0.14	$ (0.30)
Diluted earnings (loss) per share
Continuing operations	$ 0.15	$ (0.28)
Discontinued operations	(0.01)	(0.02)
Net earnings (loss)	$ 0.14	$ (0.30)
Weighted-average common shares outstanding
Basic	133,821	132,659
Assuming dilution	135,452	132,659
Cash dividends per share of common stock	$ 0.20	$ 0.10
Depreciation, depletion, accretion and amortization	$ 69,406	$ 66,723
Effective tax rate from continuing operations	32.0%	27.7%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited		March 31
in thousands	2016	2015
Operating Activities
Net earnings (loss)	$ 18,924	$ (39,678)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	69,406	66,723
Net gain on sale of property, plant & equipment and businesses	(555)	(6,375)
Contributions to pension plans	(2,343)	(1,447)
Share-based compensation	4,321	4,700
Excess tax benefits from share-based compensation	(21,235)	(7,575)
Deferred tax provision (benefit)	(17,879)	(11,592)
Cost of debt purchase	0	21,734
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	19,668	4,575
Other, net	(27,450)	(11,911)
Net cash provided by operating activities	$ 42,857	$ 19,154
Investing Activities
Purchases of property, plant & equipment	(108,284)	(49,611)
Proceeds from sale of property, plant & equipment	1,086	2,354
Payment for businesses acquired, net of acquired cash	(1,611)	0
Decrease in restricted cash	1,150	0
Other, net	1,549	(334)
Net cash used for investing activities	$ (106,110)	$ (47,591)
Financing Activities
Payment of current maturities and long-term debt	(5)	(145,918)
Proceeds from issuance of long-term debt	0	400,000
Purchases of common stock	(23,433)	0
Dividends paid	(26,718)	(13,253)
Proceeds from exercise of stock options	0	31,416
Excess tax benefits from share-based compensation	21,235	7,575
Other, net	0	1
Net cash provided by (used for) financing activities	$ (28,921)	$ 279,821
Net increase (decrease) in cash and cash equivalents	(92,174)	251,384
Cash and cash equivalents at beginning of year	284,060	141,273
Cash and cash equivalents at end of period	$ 191,886	$ 392,657
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from the audited financial statement, but it does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as described in Note 2, the results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2016 presentation. During the second quarter of 2015, we early adopted Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” resulting in retrospective adjustments to our prior financial statements. Therefore, debt issuance costs of $24,090,000 previously reported as other noncurrent assets on the Condensed Consolidated Balance Sheet as of March 31, 2015 were reclassified as a deduction from long-term debt.

RESTRUCTURING CHARGES

In 2014, we announced changes to our executive management team, and a new divisional organization structure that was effective January 1, 2015. During the three months ended March 31, 2016 and March 31, 2015, we incurred $320,000 and $2,818,000, respectively, of costs related to these initiatives. Future related charges for these initiatives are estimated to be immaterial.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in thousands	2016	2015
Weighted-average common shares
outstanding	133,821	132,659
Dilutive effect of
Stock options/SOSARs [1]	872	0
Other stock compensation plans	759	0
Weighted-average common shares
outstanding, assuming dilution	135,452	132,659

1	Stock-Only Stock Appreciation Rights (SOSARs)

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. These excluded shares are as follows: three months ended March 31, 2015 – 1,711,000 shares.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended
	March 31
in thousands	2016	2015
Antidilutive common stock equivalents	631	675

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

	Three Months Ended
	March 31
in thousands	2016	2015
Discontinued Operations
Pretax loss	$ (2,981)	$ (4,981)
Income tax benefit	1,174	1,970
Loss on discontinued operations,
net of tax	$ (1,807)	$ (3,011)

The losses from discontinued operations noted above include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

Note 3: Income Taxes

Our estimated annual effective tax rate (EAETR) is based on full-year expectations of pretax book earnings, statutory tax rates, permanent differences between book and tax accounting such as percentage depletion, and tax planning alternatives available in the various jurisdictions in which we operate. For interim financial reporting, we calculate our quarterly income tax provision in accordance with the EAETR. Each quarter, we update our EAETR based on our revised full-year expectation of pretax book earnings and calculate the income tax provision so that the year-to-date income tax provision reflects the EAETR. Significant judgment is required in determining our EAETR.

In the first quarter of 2016, we recorded an income tax expense from continuing operations of $9,764,000 compared to an income tax benefit from continuing operations of $14,075,000 in the first quarter of 2015. The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax book earnings.

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

Based on our first quarter 2016 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of certain state net operating loss carryforwards. For 2016, we project deferred tax assets related to state net operating loss carryforwards of $59,880,000, of which $57,744,000 relates to Alabama. The Alabama net operating loss carryforward, if not utilized, would expire in years 2022 – 2029. Prior to 2015, we carried a full valuation allowance against this Alabama deferred tax asset as we did not expect to utilize any portion of this deferred tax asset. During 2015, we restructured our legal entities which, among other benefits, resulted in a partial release of the valuation allowance in the amount of $4,655,000 during the third quarter of 2015. Our analyses over the last two quarters have confirmed our third quarter 2015 conclusion but resulted in no further reductions of the valuation allowance. We expect to further reduce, or possibly eliminate, this valuation allowance once we have returned to sustained profitability (as defined in our most recent Annual Report on Form 10-K), which we project could occur in the fourth quarter of 2016.

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

A summary of our deferred tax assets is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 4: deferred revenue

In 2013 and 2012, we sold a percentage interest in future production structured as volumetric production payments (VPPs).

The VPPs:

▪	relate to eight quarries in Georgia and South Carolina
▪	provide the purchaser solely with a nonoperating percentage interest in the subject quarries’ future production from aggregates reserves
▪	are both time and volume limited
▪	contain no minimum annual or cumulative guarantees for production or sales volume, nor minimum sales price

Our consolidated total revenues exclude the sales of aggregates owned by the VPP purchaser.

We received net cash proceeds from the sale of the VPPs of $153,282,000 and $73,644,000 for the 2013 and 2012 transactions, respectively. These proceeds were recorded as deferred revenue on the balance sheet and are amortized to revenue on a unit-of-sales basis over the terms of the VPPs (expected to be approximately 25 years, limited by volume rather than time).

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended
	March 31
in thousands	2016	2015
Deferred Revenue
Balance at beginning of year	$ 214,060	$ 219,968
Amortization of deferred revenue	(1,768)	(981)
Balance at end of period	$ 212,292	$ 218,987

Based on expected sales from the specified quarries, we expect to recognize approximately $6,400,000 of deferred revenue as income during the 12-month period ending March 31, 2017 (reflected in other current liabilities in our 2016 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	March 31	December 31	March 31
in thousands	2016	2015	2015
Fair Value
Rabbi Trust
Mutual funds	$ 6,185	$ 11,472	$ 14,549
Equities	6,824	8,992	12,634
Total	$ 13,009	$ 20,464	$ 27,183

Level 2 Fair Value
	March 31	December 31	March 31
in thousands	2016	2015	2015
Fair Value
Rabbi Trust
Money market mutual fund	$ 2,682	$ 2,124	$ 1,336
Total	$ 2,682	$ 2,124	$ 1,336

We have established two Rabbi Trusts for the purpose of providing a level of security for the employee nonqualified retirement and deferred compensation plans and for the directors' nonqualified deferred compensation plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds and equity securities for which quoted prices in active markets are available. Level 2 investments are stated at estimated fair value based on the underlying investments in the fund (short-term, highly liquid assets in commercial paper, short-term bonds and certificates of deposit).

Net gains of the Rabbi Trust investments were $82,000 and $807,000 for the three months ended March 31, 2016 and 2015, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at March 31, 2016 and 2015 were $(1,024,000) and $646,000, respectively.

The year-to-date decrease of $6,897,000 in total Rabbi Trust asset values at March 31, 2016 is primarily attributable to the elections by several retired executives to receive their distributions from the nonqualified retirement and deferred compensation plans.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

There were no assets or liabilities subject to fair value measurement on a nonrecurring basis as of March 31, 2015. Assets that were subject to fair value measurement on a nonrecurring basis are summarized below:

	Period ending March 31, 2016
		Impairment
in thousands	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment, net	$ 0	$ 499
Other intangible assets, net	0	8,180
Other assets	0	967
Total	$ 0	$ 9,646

We recorded a $9,646,000 loss on impairment of long-lived assets as a result of exiting an aggregates site lease for the three months ended March 31, 2016, reducing the carrying value of these assets to their estimated fair values of $0. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

Three Months Ended
	Location on	March 31
in thousands	Statement	2016	2015
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (487)	$ (3,721)

The loss reclassified from AOCI for the three months ended March 31, 2015 includes the acceleration of a proportional amount of the deferred loss in the amount of $2,700,000, referable to the debt purchases as described in Note 7.

For the 12-month period ending March 31, 2017, we estimate that $2,049,000 of the pretax loss in AOCI will be reclassified to earnings.

FAIR VALUE HEDGES

In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016 to refinance near term floating-rate debt. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000 to reestablish the pre-refinancing mix of fixed- and floating-rate debt. Under these agreements, we paid 6-month London Interbank Offered Rate (LIBOR) plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 gain component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and was amortized as a reduction to interest expense over the terms of the related debt using the effective interest method. The deferred gain was fully amortized in December 2015, concurrent with the retirement of the 10.125% notes due 2015.

This deferred gain amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended
	March 31
in thousands	2016	2015
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 0	$ 513

Note 7: Debt

Debt is detailed as follows:

	Effective	March 31	December 31	March 31
in thousands	Interest Rates	2016	2015	2015
Short-term Debt
Bank line of credit expires 2020 1, 2. 3		$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2020 [1,2,3]	1.50%	$ 235,000	$ 235,000	$ 0
10.125% notes due 2015	n/a	0	0	150,000
6.50% notes due 2016	n/a	0	0	125,001
6.40% notes due 2017	n/a	0	0	218,633
7.00% notes due 2018	7.87%	272,512	272,512	272,697
10.375% notes due 2018	10.63%	250,000	250,000	250,000
7.50% notes due 2021	7.75%	600,000	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Industrial revenue bond due 2022	n/a	0	0	14,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	240,188	240,188	240,188
Other notes [3]	6.25%	494	498	618
Unamortized discounts and debt issuance costs	n/a	(22,638)	(23,734)	(25,852)
Unamortized deferred interest rate swap gain [4]	n/a	0	0	2,521
Total long-term debt including current maturities [5]		$ 1,981,556	$ 1,980,464	$ 2,253,806
Less current maturities		131	130	365,441
Total long-term debt		$ 1,981,425	$ 1,980,334	$ 1,888,365
Total debt [6]		$ 1,981,556	$ 1,980,464	$ 2,253,806
Estimated fair value of long-term debt		$ 2,236,669	$ 2,204,816	$ 2,160,255

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	The effective interest rate is the spread over LIBOR as of the balance sheet dates.
3	Non-publicly traded debt.
4	The unamortized deferred gain was realized upon the August 2011 settlement of interest rate swaps as discussed in Note 6.
5	The debt balances as of March 31, 2015 have been adjusted to reflect our early adoption of ASU 2015-03 and related election as discussed in Note 1, caption Reclassifications.
6

Face value of our debt is equal to total debt less unamortized discounts and debt issuance costs, and unamortized deferred interest rate swap gain, as follows: March 31, 2016 — $2,004,194 thousand, December 31, 2015 — $2,004,198 thousand and March 31, 2015 — $2,277,137 thousand.

Our total debt is presented in the table above net of unamortized discounts from par, unamortized deferred debt issuance costs and unamortized deferred interest rate swap settlement gain. Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1,096,000 of net interest expense for these items for the three months ended March 31, 2016.

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

The line of credit agreement expires in June 2020 and contains affirmative, negative and financial covenants customary for an unsecured facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of March 31, 2016, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend payment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 2.00%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 1.00%. The credit margin for both LIBOR and base rate borrowings is determined by either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower credit spread. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.35% based on either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower fee. As of March 31, 2016, the credit margin for LIBOR borrowings was 1.50%, the credit margin for base rate borrowings was 0.50%, and the commitment fee for the unused amount was 0.20%.

As of March 31, 2016, our available borrowing capacity was $475,136,000. Utilization of the borrowing capacity was as follows:

▪	$235,000,000 was borrowed
▪	$39,864,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. All such debt, other than the $494,000 of other notes, is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2016, we were in compliance with all of the term debt covenants.

In December 2015, we repaid our $150,000,000 10.125% notes due 2015 via borrowing on our line of credit. In August 2015, we repaid our $14,000,000 industrial revenue bond due 2022 via borrowing on our line of credit. These repayments did not incur any prepayment penalties.

In March 2015, we issued $400,000,000 of 4.50% senior notes due 2025. Proceeds (net of underwriter fees and other transaction costs) of $395,207,000 were partially used to fund the March 30, 2015 purchase, via tender offer, of $127,303,000 principal amount (32%) of the 7.00% notes due 2018. The March 2015 debt purchase cost $145,899,000, including an $18,140,000 premium above the principal amount of the notes and transaction costs of $456,000. The premium primarily reflects the trading price of the notes relative to par prior to the tender offer commencement. Additionally, we recognized $3,138,000 of net noncash expense associated with the acceleration of a proportional amount of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined first quarter 2015 charge of $21,734,000 is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the three month period ended March 31, 2015.

The remaining net proceeds from the March 2015 debt issuance, together with cash on hand and borrowings under our line of credit, funded: (1) the April 2015 redemption of $218,633,000 principal amount (100%) of the 6.40% notes due 2017, (2) the April 2015 redemption of $125,001,000 principal amount (100%) of the 6.50% notes due 2016 and (3) the April 2015 purchase, via the tender offer commenced in March 2015 of $185,000 principal amount (less than 1%) of the 7.00% notes due 2018. The April 2015 debt purchases cost $385,024,000, including a $41,153,000 premium above the principal amount of the notes and transaction costs of $52,000. The premium primarily reflects the make-whole value of the 2016 notes and the 2017 notes. Additionally, we recognized $4,136,000 of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined second quarter 2015 charge of $45,341,000 was a component of interest expense for the six month period ended June 30, 2015.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2016 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 34,111
Reclamation/restoration requirements	5,753
Total	$ 39,864

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $39,864,000 as of March 31, 2016.

LITIGATION AND ENVIRONMENTAL MATTERS

We have received notices from the United States Environmental Protection Agency (EPA) or similar state or local agencies that we are considered a potentially responsible party (PRP) at a limited number of sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state and local environmental laws. Generally, we share the cost of remediation at these sites with other PRPs or alleged PRPs in accordance with negotiated or prescribed allocations. There is inherent uncertainty in determining the potential cost of remediating a given site and in determining any individual party's share in that cost. As a result, estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, remediation methods, other PRPs and their probable level of involvement, and actions by or against governmental agencies or private parties.

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

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the Cooperating Parties Group) to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). However, before the draft RI/FS was issued in final form, the EPA issued a record of decision (ROD) on March 4, 2016, that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is $1.38 billion. The Cooperating Parties Group draft RI/FS estimates the preferred remedial action presented therein to cost in the range of $475 million to $725 million.

Efforts to remediate the River have been underway for many years and have involved hundreds of entities that have had operations on or near the River at some point during the past several decades. Vulcan formerly owned a chemicals operation near the mouth of the River, which was sold in 1974. The major risk drivers in the River have been identified as dioxins, PCBs, DDx and mercury. Vulcan did not manufacture any of these risk drivers and has no evidence that any of these were discharged into the River by Vulcan.

The AOC does not obligate us to fund or perform the remedial action contemplated by either the draft RI/FS or the ROD. Furthermore, the parties who will participate in funding the remediation and their respective allocations, have not been determined. Vulcan does not agree that a bank-to-bank remedy is warranted, and Vulcan is not obligated to fund any of the remedial action at this time; nevertheless, we previously estimated the cost to be incurred by us for a bank-to-bank dredging remedy and recorded an immaterial loss for this matter in 2015.

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

▪

HEWITT LANDFILL MATTER — On September 8, 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles. The CAO follows a 2014 Investigative Order from RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring Vulcan to provide groundwater monitoring results to RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. Vulcan is engaged in performing site investigation work and has proposed to conduct an interim-remedial action plan pilot study to provide information needed by Vulcan in determining the most effective remedy to clean up and abate waste discharged to groundwater at the Hewitt Landfill. The costs to perform these investigative actions are immaterial and have been fully accrued. Until this investigative work is complete, we are unable to estimate the cost of a  remedial action plan.

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

Recognition of a liability for an ARO is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the ARO is settled for something other than the carrying amount of the liability, we recognize a gain or loss on settlement.

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three month periods ended March 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended
	March 31
in thousands	2016	2015
ARO Operating Costs
Accretion	$ 2,755	$ 2,851
Depreciation	1,693	1,433
Total	$ 4,448	$ 4,284

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in thousands	2016	2015
Asset Retirement Obligations
Balance at beginning of year	$ 226,594	$ 226,565
Liabilities incurred	0	1,820
Liabilities settled	(4,868)	(6,730)
Accretion expense	2,755	2,851
Revisions, net	(3,900)	14,183
Balance at end of period	$ 220,581	$ 238,689

The 2015 net revisions relate to revised cost estimates and spending patterns for several quarries located primarily in California.

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

Effective July 2007, we amended our defined benefit pension plans to no longer accept new participants. In December 2013, we amended our defined benefit pension plans so that future service accruals for salaried pension participants ceased effective December 31, 2013. This change included a special transition provision which allowed covered compensation through December 31, 2015 to be considered in the participants’ benefit calculations.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in thousands	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$ 1,336	$ 1,213
Interest cost	9,126	11,037
Expected return on plan assets	(12,891)	(13,684)
Amortization of prior service cost (credit)	(11)	12
Amortization of actuarial loss	1,541	5,454
Net periodic pension benefit cost (credit)	$ (899)	$ 4,032
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1,530	$ 5,466

Prior contributions, along with the existing funding credits, are expected to be sufficient to cover required contributions to the qualified plans through 2017.

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

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in thousands	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$ 281	$ 473
Interest cost	302	617
Amortization of prior service credit	(1,059)	(1,058)
Amortization of actuarial gain	(438)	(4)
Net periodic postretirement benefit cost (credit)	$ (914)	$ 28
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,497)	$ (1,062)

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2016	2015	2015
AOCI
Cash flow hedges	$ (14,200)	$ (14,494)	$ (18,074)
Pension and postretirement plans	(105,555)	(105,575)	(138,711)
Total	$ (119,755)	$ (120,069)	$ (156,785)

Changes in AOCI, net of tax, for the three months ended March 31, 2016 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2015	$ (14,494)	$ (105,575)	$ (120,069)
Amounts reclassified from AOCI	294	20	314
Net current period OCI changes	294	20	314
Balance as of March 31, 2016	$ (14,200)	$ (105,555)	$ (119,755)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended
	March 31
in thousands	2016	2015
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 487	$ 3,721
Benefit from income taxes	(193)	(1,473)
Total	$ 294	$ 2,248
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 27	$ 3,532
Selling, administrative and general expenses	6	872
Benefit from income taxes	(13)	(1,723)
Total	$ 20	$ 2,681
Total reclassifications from AOCI to earnings	$ 314	$ 4,929

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

Changes in total equity for the three months ended March 31, 2016 are summarized below:

Total
in thousands	Equity
Balance at December 31, 2015	$ 4,454,188
Net earnings	18,924
Common stock issued
Share-based compensation, net of shares withheld for taxes	(24,613)
Purchase and retirement of common stock	(26,597)
Share-based compensation expense	4,321
Excess tax benefits from share-based compensation	21,235
Cash dividends on common stock ($0.20 per share)	(26,718)
Other comprehensive income	314
Other	(1)
Balance at March 31, 2016	$ 4,421,053

There were no shares held in treasury as of March 31, 2016, December 31, 2015 and March 31, 2015. Stock purchases were as follows:

▪	three months ended March 31, 2016 – purchased and retired 257,000 shares for a cost of $26,597,000 ($23,433,000 cash in the first quarter and $3,164,000 to be settled in the second quarter)
▪	twelve months ended December 31, 2015 – purchased and retired 228,000 shares for a cost of $21,475,000
▪	three months ended March 31, 2015 – no shares were purchased

As of March 31, 2016, 2,926,416 shares may be repurchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended
	March 31
in thousands	2016	2015
Total Revenues
Aggregates [1]	$ 634,868	$ 503,509
Asphalt Mix	89,099	103,071
Concrete	70,397	59,789
Calcium	1,910	1,855
Segment sales	$ 796,274	$ 668,224
Aggregates intersegment sales	(41,546)	(36,931)
Total revenues	$ 754,728	$ 631,293
Gross Profit
Aggregates	$ 148,383	$ 67,665
Asphalt Mix	12,214	8,818
Concrete	3,477	810
Calcium	644	572
Total	$ 164,718	$ 77,865
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 57,511	$ 55,515
Asphalt Mix	4,232	3,909
Concrete	2,981	2,728
Calcium	183	162
Other	4,499	4,409
Total	$ 69,406	$ 66,723
Identifiable Assets [2]
Aggregates	$ 7,614,796	$ 7,331,703
Asphalt Mix	233,025	324,521
Concrete	193,323	173,284
Calcium	5,306	5,722
Total identifiable assets	$ 8,046,450	$ 7,835,230
General corporate assets	8,689	98,638
Cash items	191,886	392,657
Total	$ 8,247,025	$ 8,326,525

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and other revenues related to services.
2

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2016	2015
Cash Payments
Interest (exclusive of amount capitalized)	$ 2,715	$ 21,869
Income taxes	6,486	2,062
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 25,880	$ 13,340
Accrued liabilities for common stock purchases	3,164	0
Amounts referable to business acquisitions
Fair value of noncash assets and liabilities exchanged	0	20,000

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2016 and 2015.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2015 to March 31, 2016 are summarized below:

GOODWILL

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2015	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses	0	0	0	0	0
Goodwill of divested businesses	0	0	0	0	0
Total as of March 31, 2016	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

ACQUISITIONS

Through the three months ended March 31, 2016, we purchased the assets of a trucking business to complement our aggregates logistics and distribution activities for $1,611,000 of cash consideration.

For the full year 2015, we purchased the following for total consideration of $47,198,000 ($27,198,000 cash and $20,000,000 exchanges of real property and businesses (twelve California ready-mixed concrete operations)):

▪	one aggregates facility in Tennessee
▪	three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico
▪	thirteen asphalt mix plants, primarily in Arizona

DIVESTITURES AND PENDING DIVESTITURES

As noted above, in 2015 (first quarter), we exchanged twelve ready-mixed concrete operations in California (representing all of our California concrete operations) for thirteen asphalt mix plants (primarily in Arizona) resulting in a pretax gain of $5,886,000.

No assets met the criteria for held for sale at March 31, 2016, December 31, 2015 or March 31, 2015.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

CONSOLIDATION  As of and for the interim period ended March 31, 2016, we adopted Accounting Standards Update (ASU) 2015-02, “Amendments to the Consolidation Analysis.” This ASU amended existing consolidation guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

NET ASSET VALUE PER SHARE INVESTMENTS  As of and for the interim period ended March 31, 2016, we adopted ASU 2015-07, “Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” This ASU removed the requirement to categorize investments within the fair value hierarchy when their fair value is measured using the net asset value per share practical expedient. This ASU also removed the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The impact of this standard is limited to our annual pension plan fair value disclosures.

MEASUREMENT–PERIOD ADJUSTMENTS As of and for the interim period ended March 31, 2016, we adopted ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires an acquirer to recognize measurement-period adjustments to provisional amounts in the reporting period in which the adjustments are determined. Previously, measurement-period adjustments were retrospectively applied. Alternatively, this ASU requires acquirers to present separately on the face of the earnings statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

ACCOUNTING STANDARDS PENDING ADOPTION

SHARE-BASED PAYMENTS  In March 2016, the Financial Accounting Standards Board  (FASB) issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for employee share-based payment transactions. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., the use of APIC pools will be eliminated). Additionally, the guidance changes the employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

LEASE ACCOUNTING  In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flow in the statement of cash flows.  This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and related disclosures.

CLASSIFICATION AND MEASUREMENT OF FINANCIAL INSTRUMENTS  In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of current guidance on the recognition, measurement and disclosure of financial instruments. Among other changes, this ASU requires most equity investments be measured at fair value. Additionally, the ASU eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value for instruments not recognized at fair value in our financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2018. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

REVENUE RECOGNITION  In May 2014, the FASB issued ASU  2014-09, “Revenue From Contracts With Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU provides a more robust framework for addressing revenue issues and expands required revenue recognition disclosures. In March 2016, the FASB issued ASU 2016-08, “Revenue From Contracts With Customers: Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal versus agent guidance in ASU 2014-09. The amendments in ASU 2016-08 provide guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. These ASUs are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further, in applying these ASUs an entity is permitted to use either the full retrospective or cumulative effect transition approach. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and determining our transition method.

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

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate acceptable financial returns. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our mid-Atlantic, Georgia, Southwestern and Western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In all of these downstream businesses, aggregates are primarily supplied from our own operations.

Seasonality and cyclical nature of our business

Almost all our products are produced and consumed outdoors. Seasonal changes and other weather-related conditions can affect the production and sales volumes of our products. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the year. Normally, the highest sales and earnings are in the third quarter and the lowest are in the first quarter. Furthermore, our sales and earnings are sensitive to national, regional and local economic conditions, demographic and population fluctuations, and particularly to cyclical swings in construction spending, primarily in the private sector.

EXECUTIVE SUMMARY

Financial highlights for FIRST Quarter 2016

Compared to first quarter 2015:

▪	Total revenues increased $123.4 million, or 20%, to $754.7 million
▪	Gross profit increased $86.9 million, or 112%, to $164.7 million
▪	Aggregates freight-adjusted revenues increased $107.0 million, or 28%, to $486.9 million
▪	Shipments increased 17%, or 5.7 million tons, to 39.2 million tons
▪	Freight-adjusted sales price increased 9.5%
▪	Segment gross profit increased $80.7 million, or 119%, to $148.4 million
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 75%
▪	Asphalt Mix, Concrete and Calcium segment gross profit improved 60%, or $6.1 million, collectively
▪	Selling, Administrative and General (SAG) increased $9.7 million and declined (0.5 percentage points or 50 basis points) as a percentage of total revenues
▪	Earnings from continuing operations were $20.7 million, or $0.15 per diluted share, compared to a loss of $36.7 million, or $0.28 per diluted share
▪	Discrete items in the first quarter of 2016 include:
▪	pretax charges of $12.4 million associated with acquisitions and divestitures
▪	a pretax loss of $9.6 million for asset impairment
▪	a pretax charge of $0.3 million for restructuring
▪	Discrete items in the first quarter of 2015 include:
▪	a pretax gain of $3.5 million (net of transaction related charges) for our swap of concrete assets for asphalt assets
▪	a pretax charge of $2.8 million for restructuring
▪	a pretax loss of $21.7 million on debt purchase
▪	Adjusted EBITDA was $155.9 million, an increase of $78.1 million, or 100%

Our first quarter results reflect continued strong revenue growth and margin expansion. Total revenues grew 20%. Gross profit more than doubled, with growth in all segments. First quarter Adjusted EBITDA was $155.9 million.  Compared with the prior year’s first quarter, aggregates shipments rose 5.7 million tons, or 17%, and freight-adjusted aggregates pricing increased $1.08 per ton, or 9.5%.

For the trailing twelve months, Adjusted EBITDA of $914.3 million represents a 42% gain over the prior year period. Same-store aggregates shipments for this period grew 9% and freight-adjusted pricing grew 8%. Incremental Aggregates segment gross profit equaled 71% of incremental freight-adjusted revenues.  Aggregates segment gross profit as a percentage of freight-adjusted revenues expanded to 38% from 31%.

The recovery in construction activity continues across most of our markets and our strong first quarter volume growth — along with the growth we have seen over the past several quarters — reflects that sustained strengthening in demand. Several factors contributed to the above-trend volume growth seen in the first quarter, including relatively favorable weather conditions in certain of our markets, our customers’ success in winning and executing new project work, incremental improvements in public construction spending and an additional shipping day in the quarter due to Leap Year.

At the end of the first quarter, total debt outstanding was approximately $2 billion, including $235.0 million of floating-rate borrowings, and our ratio of total debt to trailing twelve months Adjusted EBITDA was 2.2 times. The quarter end cash balance was $191.9 million.

In March, our financial strength and flexibility was recognized with investment-grade ratings by Standard & Poor’s Financial Services LLC and Fitch Ratings, Inc. (see the Debt Ratings caption under this Item 2). We are committed to maintaining investment-grade ratings through the business cycles.

Cash capital expenditures in the first quarter were $108.3 million, including $27.6 million invested in the purchase of two replacement ships to transport aggregates from our high-volume quarry in Mexico, new site development and other growth opportunities. For the full year, core capital expenditures, excluding acquisitions and internal growth capital investments, are expected to be approximately $275 million.

In the first quarter, we returned $50.1 million in cash to our shareholders through dividends and share repurchases.

The strong fundamentals of our aggregates-focused business and the execution of our teams led to strong earnings growth in 2015 and to a fast start in 2016. Our fast start through the first quarter has put us ahead of our original plans and tracking towards the high end of our full year Adjusted EBITDA guidance of $1.0 to $1.1 billion. In addition, we now project full year 2016 aggregates shipments to be 8% to 9% higher than 2015 (vs. our prior 7% growth estimate). Other management expectations (e.g., aggregates price, gross profit growth and SAG expense) remain consistent with those outlined in our Annual Report on Form 10-K.

Our early 2016 results and full year outlook align well with our longer range market expectations and performance goals. Since the beginning of this recovery in the second half of 2013, our teams’ efforts have resulted in trailing twelve months aggregates gross profit increasing nearly $480 million on a 44 million tons increase in annualized shipments. We remain on track to deliver further gains in profitability and cash flow as the recovery moves forward.

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

	Three Months Ended
	March 31
dollars in millions	2016	2015
Gross profit	$ 164.7	$ 77.9
Total revenues	$ 754.7	$ 631.3
Gross profit margin	21.8%	12.3%

gross profit margin excluding freight and delivery revenues

	Three Months Ended
	March 31
dollars in millions	2016	2015
Gross profit	$ 164.7	$ 77.9
Total revenues	$ 754.7	$ 631.3
Freight and delivery revenues [1]	121.2	106.4
Total revenues excluding freight and delivery revenues	$ 633.5	$ 524.9
Gross profit margin excluding
freight and delivery revenues	26.0%	14.8%

1	Includes freight to remote distribution sites.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended
	March 31
dollars in millions	2016	2015
Aggregates segment
Gross profit	$ 148.4	$ 67.7
Segment sales	$ 634.9	$ 503.5
Gross profit margin	23.4%	13.4%
Incremental gross profit margin	61.4%

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended
	March 31
dollars in millions	2016	2015
Aggregates segment
Gross profit	$ 148.4	$ 67.7
Segment sales	$ 634.9	$ 503.5
Less
Freight, delivery and transportation revenues [1]	143.8	117.4
Other revenues	4.2	6.2
Freight-adjusted revenues	$ 486.9	$ 379.9
Gross profit as a percentage of
freight-adjusted revenues	30.5%	17.8%
Incremental gross profit as a percentage of
freight-adjusted revenues	75.4%

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

GAAP does not define "cash gross profit" and “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance. The investment community often uses these metrics as indicators of a company's ability to incur and service debt and to assess the operating performance of a company’s businesses. We use cash gross profit, and EBITDA to assess the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.  We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

	Three Months Ended
	March 31
in millions, except per ton data	2016	2015
Aggregates segment
Gross profit	$ 148.4	$ 67.7
DDA&A	57.5	55.5
Aggregates segment cash gross profit	$ 205.9	$ 123.2
Unit shipments - tons	39.2	33.5
Aggregates segment cash gross profit per ton	$ 5.25	$ 3.68
Asphalt Mix segment
Gross profit	$ 12.2	$ 8.8
DDA&A	4.2	3.9
Asphalt Mix segment cash gross profit	$ 16.4	$ 12.7
Concrete segment
Gross profit	$ 3.5	$ 0.8
DDA&A	3.0	2.7
Concrete segment cash gross profit	$ 6.5	$ 3.5
Calcium segment
Gross profit	$ 0.6	$ 0.6
DDA&A	0.2	0.2
Calcium segment cash gross profit	$ 0.8	$ 0.8

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

	Three Months Ended
	March 31
in millions	2016	2015
Net earnings (loss)	$ 18.9	$ (39.7)
Provision for (benefit from) income taxes	9.8	(14.1)
Interest expense, net	33.7	62.5
Loss on discontinued operations, net of tax	1.8	3.0
EBIT	64.2	11.7
Depreciation, depletion, accretion and amortization	69.4	66.8
EBITDA	$ 133.6	$ 78.5
Gain on sale of real estate and businesses	$ 0.0	$ (5.9)
Charges associated with acquisitions and divestitures	12.4	2.4
Impairment of long-lived assets	9.6	0.0
Restructuring charges	0.3	2.8
Adjusted EBITDA	$ 155.9	$ 77.8
Depreciation, depletion, accretion and amortization	(69.4)	(66.8)
Adjusted EBIT	$ 86.5	$ 11.0

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

Three Months Ended
March 31
in millions, except per share data	2016	2015
Total revenues	$ 754.7	$ 631.3
Cost of revenues	590.0	553.4
Gross profit	$ 164.7	$ 77.9
Selling, administrative and general expenses	$ 76.5	$ 66.8
Gain on sale of property, plant & equipment
and businesses	$ 0.6	$ 6.4
Operating earnings	$ 64.9	$ 10.8
Interest expense, net	$ 33.7	$ 62.5
Earnings (loss) from continuing operations
before income taxes	$ 30.5	$ (50.7)
Earnings (loss) from continuing operations	$ 20.7	$ (36.7)
Loss on discontinued operations,
net of taxes	(1.8)	(3.0)
Net earnings (loss)	$ 18.9	$ (39.7)
Basic earnings (loss) per share
Continuing operations	$ 0.15	$ (0.28)
Discontinued operations	(0.01)	(0.02)
Basic net earnings (loss) per share	$ 0.14	$ (0.30)
Diluted earnings (loss) per share
Continuing operations	$ 0.15	$ (0.28)
Discontinued operations	(0.01)	(0.02)
Diluted net earnings (loss) per share	$ 0.14	$ (0.30)
EBITDA	$ 133.6	$ 78.5
Adjusted EBITDA	$ 155.9	$ 77.8

first quarter 2016 Compared to first Quarter 2015

First quarter 2016 total revenues were $754.7 million, up 20% from the first quarter of 2015. Shipments increased in aggregates (+17%) and ready-mixed concrete (+13%) while they were down slightly in asphalt mix (-4%). Compared to last year, our first quarter cost of revenues benefitted by $6.3 million from lower diesel fuel costs, with most of this benefit realized in the Aggregates segment.

Net earnings for the first quarter of 2016 were $18.9 million, or $0.14 per diluted share, compared to a net loss of $39.7 million, or $0.30 per diluted share, in the first quarter of 2015. Each period’s results were impacted by discrete items, as follows:

▪	Net earnings for the first quarter of 2016 include pretax charges of $12.4 million associated with acquisitions and divestitures, $9.6 million for asset impairment and $0.3 million for restructuring
▪

The first quarter of 2015 results include a pretax gain of $3.5 million (net of $2.4 million of transaction related charges) related to the exchange of twelve California ready-mixed concrete operations for thirteen asphalt mix plants (primarily in Arizona), a $2.8 million pretax charge for restructuring, and a pretax loss on debt purchase of $21.7 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2016 versus the first quarter of 2015 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2015	$ (50.7)
Higher aggregates gross profit	80.7
Higher asphalt mix gross profit	3.4
Higher concrete gross profit	2.7
Higher calcium gross profit	0.1
Higher selling, administrative and general expense	(9.7)
Lower gain on sale of property, plant & equipment and businesses	(5.8)
Higher impairment charges	(9.6)
Lower restructuring charges	2.5
Lower interest expense, net	28.7
All other	(11.8)
First quarter 2016	$ 30.5

Aggregates freight-adjusted revenues were $486.9 million, up 28% from the prior year’s first quarter. On a same-store basis, aggregates shipments increased 17% from the prior year. Overall, first quarter total aggregates shipments increased 17%, or 5.7 million tons, compared to the first quarter of 2015. The gradual recovery in construction activity and demand for aggregates continued across most of our footprint in the first quarter. On a same-store basis, most of our key states realized strong double-digit volume growth, aided by relatively favorable weather for construction as well as strong performance by our customers in winning and executing projects. In contrast, California shipments fell more than 10% from the prior year, and shipments in Texas grew only 2%. Wet weather negatively impacted shipments in both states. In addition, California experienced a slowdown in larger public construction activity, and Texas experienced softening demand in the Houston metro region.

For the trailing twelve months, same-store shipments rose 9% over the year-earlier period. This quarter was the eleventh consecutive quarter in which the rate of shipments, on a consecutive trailing twelve months basis, has increased. Despite these recent gains, demand for aggregates remains well below demographic-driven historical trend lines in the U.S. The passage of the FAST Act and key state-level transportation funding measures does not appear yet to have impacted construction activity significantly. We believe conditions remain in place for a sustained, multi-year recovery in demand for aggregates.

For the quarter, freight-adjusted average sales price for aggregates increased 9.5%, or $1.08 per ton, versus the prior year. On a trailing twelve months basis, pricing in all of our major markets has increased versus the prior year comparable period.  The overall pricing climate remains favorable as construction materials producers remain focused on earning adequate returns on capital.

First quarter unit cost of sales (freight-adjusted) in the Aggregates segment was lower than the prior year by $0.68 per ton. Improved leverage of fixed costs with higher production, as well as lower average diesel costs, underpinned this improvement versus a weather-challenged comparison period. Repair and maintenance cost in the first quarter remained higher than the prior year period, consistent with our experience over the last few quarters. For the trailing twelve months, unit costs of sales (freight-adjusted), excluding the impact of lower diesel costs, was essentially flat. These results reflect our continued commitment to plant-level cost controls and operating disciplines.

Aggregates segment unit margins continued to expand faster than unit pricing. Gross profit per ton increased $1.76, or 87%, from the prior year. Cash gross profit per ton increased $1.57, or 43%, from the prior year. On a trailing twelve months basis, unit gross profit has increased 32%, while unit cash gross profit has increased 20% to $5.80 per ton. These results reflect our continued commitment to plant-level cost controls and operating disciplines.

For the quarter, Aggregates segment gross profit flow-through rate was strong. Freight-adjusted revenues increased $107.0 million, while gross profit for the segment increased $80.7 million. On a same-store basis, incremental gross profit was 77% of incremental freight-adjusted revenues. Because quarterly results can be volatile due to seasonality and other factors, we encourage investors to also consider longer-term trends. On a trailing twelve months same-store basis, this flow-through rate was 71% and has consistently exceeded our stated goal of 60% beginning in the first quarter of 2014.

Asphalt Mix segment gross profit was $12.2 million in the first quarter of 2016 versus $8.8 million in the prior year. This year-over-year improvement was due to solid sales and operating disciplines as well as effective materials margin management. On a total and same-store basis, volumes declined 4% due primarily to the extremely wet weather in California in January and March of this year compared to an unseasonably mild first quarter last year.

Concrete segment gross profit was $3.5 million versus $0.8 million in the prior year’s first quarter. Last year’s first quarter results included our California concrete business that was divested via an asset swap in January 2015. On a same-store basis, sales volumes were up 20% versus the prior year due to strong shipment growth in Georgia,  Texas and Virginia. Pricing and unit profitability also continued to improve.

Our Calcium segment reported gross profit of $0.6 million in the first quarter of 2016, a 13% improvement over the prior year.

SAG expenses increased $9.7 million versus the prior year but decreased 0.5 percentage points (50 basis points) as a percentage of total revenues. The year-over-year increase results primarily from certain compensation-related charges during the first quarter of 2016 as a result of the significant improvement in business performance and our stock price

Gain on sale of property, plant & equipment and businesses was $0.6 million in the first quarter of 2016 compared to $6.4 million in the first quarter of 2015. The 2015 gain includes the first quarter exchange (we exited the ready-mixed concrete business in California and added thirteen asphalt plant locations, primarily in Arizona) which resulted in a pretax gain of $5.9 million.

During the first quarter of 2016, we terminated a nonstrategic aggregates site lease we no longer intend to develop resulting in a $9.6 million charge for impairment of long-lived assets (see Note 5 to the condensed consolidated financial statements).

Restructuring charges were $0.3 million in the first quarter of 2016 compared to $2.8 million in the first quarter of 2015. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $13.9 million in the first quarter of 2016 versus $3.9 million in the first quarter of 2015. The year-over-year increase resulted mostly from $11.9 million of the aforementioned $12.4 million of discrete charges associated with acquisitions and divestitures (the remainder,  $0.5 million of business development costs, was charged to SAG expense). These discrete items are composed of charges associated with office space no longer needed and vacated ($5.2 million), the write-off of a prepaid royalty asset resulting from a change in long-term mining plans ($3.6 million), a property litigation settlement ($1.9 million) and environmental liability accruals associated with previously divested properties ($1.2 million).

Net interest expense was $33.7 million in the first quarter of 2016 compared to $62.5 million in 2015. The lower interest expense is due mostly to the first quarter 2015 debt refinancing charges of $21.7 million described in Note 7 to the condensed consolidated financial statements.

Income tax expense from continuing operations was  $9.8 million in the first quarter of 2016 compared to an income tax benefit from continuing operations of $14.1 million in the first quarter of 2015.  The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax book earnings.

Earnings from continuing operations were $0.15 per diluted share in the first quarter of 2016 compared to a loss of $0.28 per diluted share in the prior year.

Discontinued Operations — First quarter pretax loss from discontinued operations was $3.0 million in 2016 and $5.0 million in 2015.  Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. Additional sources of capital include access to the capital markets, the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these liquidity and financial resources are sufficient to fund our business requirements for 2016, including:

▪	cash contractual obligations
▪	capital expenditures
▪	debt service obligations
▪	dividend payments
▪	potential share repurchases
▪	potential acquisitions

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

Cash

Included in our March 31, 2016 cash and cash equivalents balance of $191.9 million is $57.3 million of cash held at one of our foreign subsidiaries. All of this $57.3 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Three Months Ended
	March 31
in millions	2016	2015
Net earnings (loss)	$ 18.9	$ (39.7)
Depreciation, depletion, accretion and amortization (DDA&A)	69.4	66.7
Net earnings before noncash deductions for DDA&A	$ 88.3	$ 27.0
Net gain on sale of property, plant & equipment and businesses	(0.6)	(6.4)
Cost of debt purchase	0.0	21.7
Other operating cash flows, net [1]	(44.8)	(23.1)
Net cash provided by operating activities	$ 42.9	$ 19.2

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $42.9 million during the three months ended March 31, 2016, a $23.7 million increase compared to the same period of 2015.  This increase was primarily attributable to the $58.6 million increase in net earnings. During the first quarter of 2015, we purchased $127.3 million principal amount of outstanding debt through a tender offer and incurred charges of $21.7 million (see Note 7 to the condensed consolidated financial statements). Cash paid for this debt purchase is presented as a component of financing activities. As noted in the table above, net earnings before noncash deduction for DDA&A increased $61.3 million during the first quarter of 2016 to $88.3 million.

cash from investing activities

Net cash used for investing activities was $106.1 million during the first three months of 2016, a $58.5 million increase compared to the net cash used during the same period of 2015.  We invested $108.3 million of capital in our existing operations in the first quarter of 2016, a $58.7 million increase compared to the prior year. Of this $108.3 million, $27.6 million was invested in shipping capacity replacement, new site developments and other growth opportunities.

cash from financing activities

Net cash used for financing activities in the first three months of 2016 was $28.9 million, a decrease of $308.7 million from the cash provided by financing activities in the same period of 2015. This large decrease is primarily attributable to debt financing activities in the first quarter of 2015 in which we issued $400.0 million of long-term debt and incurred debt tender offer costs of $145.9 million (see Note 7 to the condensed consolidated financial statements). Additionally, during the first quarter of 2016, we returned capital to our investors by purchasing 257.0 thousand shares of common stock for $26.6 million, of which $23.4 million was settled within the quarter. Finally, there were no proceeds from the exercise of employee stock options in 2016 (compared to $31.4 million in the first quarter of 2015) as only stock-only stock appreciation rights (SOSARs) remained outstanding at the beginning of the quarter.

debt

Certain debt measures are outlined below:

	March 31	December 31	March 31
dollars in millions	2016	2015	2015
Debt
Current maturities of long-term debt	$ 0.1	$ 0.1	$ 365.4
Short-term debt (line of credit)	0.0	0.0	0.0
Long-term debt [1]	1,981.4	1,980.3	1,888.4
Total debt [2]	$ 1,981.5	$ 1,980.4	$ 2,253.8
Capital
Total debt [2]	$ 1,981.5	$ 1,980.4	$ 2,253.8
Equity	4,421.1	4,454.2	4,160.2
Total capital	$ 6,402.6	$ 6,434.6	$ 6,414.0
Total Debt as a Percentage of Total Capital	30.9%	30.8%	35.1%
Weighted-average Effective Interest Rates
Line of credit [3]	1.50%	1.75%	1.50%
Term debt	7.52%	7.52%	7.51%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	88.3%	88.3%	99.4%
Floating-rate debt	11.7%	11.7%	0.6%

[1]

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: March 31, 2016 — $235.0 million, December 31, 2015 — $235.0 million and March 31, 2015 — $0.0 million.

[2]	The debt balances as of March 31, 2015 have been adjusted to reflect our early adoption of ASU 2015-03 as disclosed in Note 1 to the condensed consolidated financial statements.
3	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

In June 2015, we cancelled our secured $500.0 million line of credit and entered into an unsecured $750.0 million line of credit (incurring $2.6 million of transaction fees).  The expanded borrowing capacity is a part of the refinancing plans disclosed at our February 25, 2015 Investor Day (the 2015 refinancing plans). Borrowings at March 31, 2016 are consistent with the 2015 refinancing plans and are intended to remain outstanding going forward.

The line of credit agreement expires in June 2020 and contains affirmative, negative and financial covenants customary for an unsecured facility (none of which materially impact our ability to execute our strategic, operating and financial plans). The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of March 31, 2016, we were in compliance with the line of credit covenants.

Borrowings and other cost ranges and details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2016, the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.50%, the credit margin for base rate borrowings was 0.50%, and the commitment fee for the unused amount was 0.20%.

As of March 31, 2016, our available borrowing capacity under the line of credit was $475.1 million. Utilization of the borrowing capacity was as follows:

▪	$235.0 million was borrowed
▪	$39.9 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our  term debt is unsecured.  All such debt, other than the $0.5 million of other notes, is governed by two, essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt.  As of March 31, 2016, we were in compliance with all of the term debt covenants.

In March, April and August of 2015, we completed the refinancing of $485.1 million principal amount of debt as described in Note 7 to the condensed consolidated financial statements. And, in December 2015 we refinanced at maturity the $150.0 million of 10.125% notes via borrowings on our line of credit. These refinancing actions were consistent with the aforementioned 2015 refinancing plans and had the following benefits, among others: (1) eliminated $621.1 million of debt maturities in 2015 – 2018, (2) extended the weighted-average life of our debt portfolio, and (3) lowered our weighted-average interest rate.

The 2015 refinancing actions resulted in charges totaling $67.1 million. Such charges are detailed in Note 7 to the condensed consolidated financial statements and the first quarter 2015 charge of $21.7 million is presented in the accompanying Condensed Consolidated Statement of Comprehensive Income as a component of interest expense for the three month period ended March 31, 2015.

CURRENT MATURITIES of long-term debt

The  $0.1 million of current maturities of long-term debt as of March 31, 2016 includes all long-term debt  that we intend to pay within twelve months, as described above, and is due as follows:

Current
in millions	Maturities
Second quarter 2016	$0.0
Third quarter 2016	0.1
Fourth quarter 2016	0.0
First quarter 2017	0.0

debt ratings

Our debt ratings and outlooks as of March 31, 2016 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Line of Credit
Fitch	BBB-/stable	3/31/2016	initial coverage
Moody's	Ba2/positive	8/12/2015	initial coverage
Senior Unsecured Term Debt [1]
Fitch	BBB-/stable	3/31/2016	rating changed from BB+
Moody's	Ba2/positive	8/12/2015	rating changed from Ba3
Standard & Poor's	BBB/stable	3/8/2016	rating/outlook changed from BB+/positive

1	Not all of our long-term debt is rated.

As noted above, during March 2016, our credit ratings were upgraded to investment-grade by two of our three rating agencies. Our current ratings make us less dependent on the more volatile noninvestment-grade debt market.

Equity

Our common stock issuances and purchases are summarized below:

March 31		December 31	March 31
in thousands	2016	2015	2015
Common stock shares at January 1,
issued and outstanding	133,172	131,907	131,907
Common Stock Issuances
Share-based compensation plans	433	1,493	753
Common Stock Purchases
Purchased and retired	(257)	(228)	0
Common stock shares at end of period,
issued and outstanding	133,348	133,172	132,660

There were no shares held in treasury as of March 31, 2016, December 31, 2015 and March 31, 2015.

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2016, there were 2,926,416 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ending are detailed below:

March 31		December 31	March 31
in thousands, except average cost	2016	2015	2015
Shares Purchased
Number	257	228	0
Total cost [1]	$ 26,597	$ 21,475	$ 0
Average cost [1]	$ 103.49	$ 94.19	$ 0.00

1	Excludes commissions of $0.02 per share.

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

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2016.

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

We also provide on our website amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov).

The public may read and copy materials filed with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to Jerry F. Perkins Jr., General Counsel and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

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

The Charters of the Audit, Compensation and Governance Committees are available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to Jerry F. Perkins Jr., General Counsel and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

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

At March 31, 2016, the estimated fair value of our long-term debt including current maturities was $2,236.8 million compared to a book value of $1,981.6 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by $111.1 million.

We are exposed to certain economic risks related to the costs of our pension and other postretirement benefit plans. These economic risks include changes in the discount rate for high-quality bonds, the expected return on plan assets. The impact of a change in these assumptions on our annual pension and other postretirement benefits costs is discussed in our most recent Annual Report on Form 10-K.

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

No material changes were made during the first quarter of 2016 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

In March 2016, two (Standard & Poor’s and Fitch) of our three credit ratings were upgraded to investment-grade. Our current ratings make us less dependent on the noninvestment-grade debt market (which is more volatile than the investment-grade debt market. There were no other material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended March 31, 2016 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs [1]	or Programs
2016
Jan 1 - Jan 31	0	$ 0.00	0	3,183,416
Feb 1 - Feb 28	0	$ 0.00	0	3,183,416
Mar 1 - Mar 31	257,000	$ 103.49	257,000	2,926,416
Total	257,000	$ 103.49	257,000

[1]

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares. As of March 31, 2016, there were 2,926,416 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the first quarter of 2016.

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
Exhibit 10(m)

Vulcan Materials Company Change of Control Severance Plan for Senior Officers, effective January 1, 2016, filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K filed on February 25, 2016 [1,2]

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

VULCAN MATERIALS COMPANY
Date May 4, 2016	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date May 4, 2016	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)