Form 10-Q
period 2016-06-30
Vulcan Materials CO
filed 2016-08-03
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at July 29, 2016 133,071,629

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	June 30	December 31	June 30
in thousands	2016	2015	2015
Assets
Cash and cash equivalents	$ 91,902	$ 284,060	$ 74,736
Restricted cash	0	1,150	0
Accounts and notes receivable
Accounts and notes receivable, gross	537,127	423,600	495,781
Less: Allowance for doubtful accounts	(4,332)	(5,576)	(5,370)
Accounts and notes receivable, net	532,795	418,024	490,411
Inventories
Finished products	295,405	297,925	292,932
Raw materials	25,366	21,765	21,610
Products in process	2,223	1,008	1,461
Operating supplies and other	24,872	26,375	25,825
Inventories	347,866	347,073	341,828
Current deferred income taxes	0	0	39,562
Prepaid expenses	50,844	34,284	75,663
Total current assets	1,023,407	1,084,591	1,022,200
Investments and long-term receivables	38,924	40,558	41,603
Property, plant & equipment
Property, plant & equipment, cost	7,052,051	6,891,287	6,752,916
Reserve for depreciation, depletion & amortization	(3,834,680)	(3,734,997)	(3,637,392)
Property, plant & equipment, net	3,217,371	3,156,290	3,115,524
Goodwill	3,094,824	3,094,824	3,094,824
Other intangible assets, net	754,341	766,579	767,995
Other noncurrent assets	161,246	158,790	153,737
Total assets	$ 8,290,113	$ 8,301,632	$ 8,195,883
Liabilities
Current maturities of long-term debt	131	130	14,124
Short-term debt (line of credit)	0	0	138,500
Trade payables and accruals	176,476	175,729	190,904
Other current liabilities	156,071	177,620	163,112
Total current liabilities	332,678	353,479	506,640
Long-term debt	1,982,527	1,980,334	1,893,737
Noncurrent deferred income taxes	683,999	681,096	686,171
Deferred revenue	203,800	207,660	211,429
Other noncurrent liabilities	607,778	624,875	670,949
Total liabilities	$ 3,810,782	$ 3,847,444	$ 3,968,926
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 133,027, 133,172 and 132,984 shares, respectively	133,027	133,172	132,984
Capital in excess of par value	2,826,471	2,822,578	2,791,232
Retained earnings	1,639,267	1,618,507	1,453,752
Accumulated other comprehensive loss	(119,434)	(120,069)	(151,011)
Total equity	$ 4,479,331	$ 4,454,188	$ 4,226,957
Total liabilities and equity	$ 8,290,113	$ 8,301,632	$ 8,195,883
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited		June 30		June 30
in thousands, except per share data	2016	2015	2016	2015
Total revenues	$ 956,825	$ 895,143	$ 1,711,552	$ 1,526,436
Cost of revenues	664,641	660,694	1,254,649	1,214,122
Gross profit	292,184	234,449	456,903	312,314
Selling, administrative and general expenses	82,681	69,197	159,149	135,960
Gain on sale of property, plant & equipment
and businesses	356	249	911	6,624
Business interruption claims recovery	10,962	0	10,962	0
Impairment of long-lived assets	(860)	(5,190)	(10,506)	(5,190)
Restructuring charges	0	(1,280)	(320)	(4,098)
Other operating expense, net	(6,175)	(5,255)	(20,094)	(9,156)
Operating earnings	213,786	153,776	278,707	164,534
Other nonoperating income (expense), net	29	(439)	(666)	542
Interest expense, net	33,333	83,651	67,065	146,132
Earnings from continuing operations
before income taxes	180,482	69,686	210,976	18,944
Provision for income taxes	54,200	19,867	63,964	5,791
Earnings from continuing operations	126,282	49,819	147,012	13,153
Loss on discontinued operations, net of tax	(2,532)	(1,657)	(4,338)	(4,669)
Net earnings	$ 123,750	$ 48,162	$ 142,674	$ 8,484
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	301	3,077	595	5,325
Amortization of actuarial loss and prior service
cost for benefit plans	20	2,697	40	5,378
Other comprehensive income	321	5,774	635	10,703
Comprehensive income	$ 124,071	$ 53,936	$ 143,309	$ 19,187
Basic earnings (loss) per share
Continuing operations	$ 0.95	$ 0.37	$ 1.10	$ 0.10
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.04)
Net earnings	$ 0.93	$ 0.36	$ 1.07	$ 0.06
Diluted earnings (loss) per share
Continuing operations	$ 0.93	$ 0.37	$ 1.09	$ 0.10
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.04)
Net earnings	$ 0.91	$ 0.36	$ 1.05	$ 0.06
Weighted-average common shares outstanding
Basic	133,419	133,103	133,619	132,882
Assuming dilution	135,395	135,234	135,370	134,689
Cash dividends per share of common stock	$ 0.20	$ 0.10	$ 0.40	$ 0.20
Depreciation, depletion, accretion and amortization	$ 71,908	$ 68,384	$ 141,314	$ 135,108
Effective tax rate from continuing operations	30.0%	28.5%	30.3%	30.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited		June 30
in thousands	2016	2015
Operating Activities
Net earnings	$ 142,674	$ 8,484
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	141,314	135,108
Net gain on sale of property, plant & equipment and businesses	(911)	(6,624)
Contributions to pension plans	(4,737)	(2,822)
Share-based compensation	10,832	9,679
Excess tax benefits from share-based compensation	(23,749)	(11,457)
Deferred tax provision (benefit)	2,592	(11,656)
Cost of debt purchase	0	67,075
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(135,024)	(109,790)
Other, net	(30,458)	(13,360)
Net cash provided by operating activities	$ 102,533	$ 64,637
Investing Activities
Purchases of property, plant & equipment	(199,764)	(148,721)
Proceeds from sale of property, plant & equipment	2,427	3,419
Payment for businesses acquired, net of acquired cash	(1,611)	(21,387)
Decrease in restricted cash	1,150	0
Other, net	1,862	(334)
Net cash used for investing activities	$ (195,936)	$ (167,023)
Financing Activities
Proceeds from line of credit	3,000	284,000
Payment of line of credit	(3,000)	(145,500)
Payment of current maturities and long-term debt	(9)	(530,945)
Proceeds from issuance of long-term debt	0	400,000
Debt and line of credit issuance costs	0	(7,382)
Purchases of common stock	(69,156)	0
Dividends paid	(53,338)	(26,549)
Proceeds from exercise of stock options	0	50,769
Excess tax benefits from share-based compensation	23,749	11,457
Other, net	(1)	(1)
Net cash provided by (used for) financing activities	$ (98,755)	$ 35,849
Net decrease in cash and cash equivalents	(192,158)	(66,537)
Cash and cash equivalents at beginning of year	284,060	141,273
Cash and cash equivalents at end of period	$ 91,902	$ 74,736
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from the audited financial statement, but it does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as described in Note 2, the results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2016 presentation.

RESTRUCTURING CHARGES

In 2014, we announced changes to our executive management team, and a new divisional organization structure that was effective January 1, 2015. During the six months ended June 30, 2016 and June 30, 2015, we incurred $320,000 and $4,098,000, respectively, of costs related to these initiatives. Future related charges for these initiatives are estimated to be immaterial.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Weighted-average common shares
outstanding	133,419	133,103	133,619	132,882
Dilutive effect of
Stock options/SOSARs [1]	1,007	991	940	996
Other stock compensation plans	969	1,140	811	811
Weighted-average common shares
outstanding, assuming dilution	135,395	135,234	135,370	134,689

1	Stock-Only Stock Appreciation Rights (SOSARs)

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. There were no excluded shares for the periods presented.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Antidilutive common stock equivalents	97	556	327	556

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Discontinued Operations
Pretax loss	$ (4,197)	$ (2,671)	$ (7,177)	$ (7,653)
Income tax benefit	1,665	1,014	2,839	2,984
Loss on discontinued operations,
net of tax	$ (2,532)	$ (1,657)	$ (4,338)	$ (4,669)

The losses from discontinued operations noted above include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business.

Note 3: Income Taxes

Our estimated annual effective tax rate (EAETR) is based on full-year expectations of pretax earnings, statutory tax rates, permanent differences between book and tax accounting such as percentage depletion, and tax planning alternatives available in the various jurisdictions in which we operate. For interim financial reporting, we calculate our quarterly income tax provision in accordance with the EAETR. Each quarter, we update our EAETR based on our revised full-year expectation of pretax earnings and calculate the income tax provision so that the year-to-date income tax provision reflects the EAETR. Significant judgment is required in determining our EAETR.

In the second quarter of 2016, we recorded income tax expense from continuing operations of $54,200,000 compared to $19,867,000 in the second quarter of 2015. The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax earnings.

For the first six months of 2016, we recorded income tax expense from continuing operations of $63,964,000 compared to $5,791,000 for the first six months of 2015. The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax earnings.

We recognize deferred tax assets and liabilities (which reflect our best assessment of the future taxes we will pay) based on the differences between the financial statement’s carrying amounts of assets and liabilities and the amounts used for income tax purposes. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns while deferred tax liabilities represent items that will result in additional tax in future tax returns. With our adoption of Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes” as of December 31, 2015, all deferred tax assets and liabilities are presented as noncurrent. We adopted this standard prospectively and as a result, we did not restate periods prior to adoption.

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

Based on our second quarter 2016 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of certain state net operating loss carryforwards. For 2016, we project deferred tax assets related to state net operating loss carryforwards of $60,131,000, of which $57,841,000 relates to Alabama. The Alabama net operating loss carryforward, if not utilized, would expire in years 2022 – 2029. Prior to 2015, we carried a full valuation allowance against this Alabama deferred tax asset as we did not expect to utilize any portion of it. During 2015, we restructured our legal entities which, among other benefits, resulted in a partial release of the valuation allowance in the amount of $4,655,000 during the third quarter of 2015. Our analyses over the last three quarters have confirmed our third quarter 2015 conclusion but resulted in no further reductions of the valuation allowance. We expect to further reduce, or possibly eliminate, this valuation allowance once we have returned to sustained profitability (as defined in our most recent Annual Report on Form 10-K), which we project could occur in the fourth quarter of 2016.

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

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Deferred Revenue
Balance at beginning of period	$ 212,292	$ 218,987	$ 214,060	$ 219,968
Amortization of deferred revenue	(2,092)	(1,558)	(3,860)	(2,539)
Balance at end of period	$ 210,200	$ 217,429	$ 210,200	$ 217,429

Based on expected sales from the specified quarries, we expect to recognize approximately $6,400,000 of deferred revenue as income during the 12-month period ending June 30, 2017 (reflected in other current liabilities in our 2016 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	June 30	December 31	June 30
in thousands	2016	2015	2015
Fair Value
Rabbi Trust
Mutual funds	$ 6,389	$ 11,472	$ 14,488
Equities	7,702	8,992	12,274
Total	$ 14,091	$ 20,464	$ 26,762

Level 2 Fair Value
	June 30	December 31	June 30
in thousands	2016	2015	2015
Fair Value
Rabbi Trust
Money market mutual fund	$ 2,134	$ 2,124	$ 1,355
Total	$ 2,134	$ 2,124	$ 1,355

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

Net gains of the Rabbi Trust investments were $535,000 and $184,000 for the six months ended June 30, 2016 and 2015, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at June 30, 2016 and 2015 were $(571,000) and $22,000, respectively.

The year-to-date decrease of $6,363,000 in total Rabbi Trust asset fair values at June 30, 2016 is primarily attributable to the elections by several retired executives to receive their distributions from the nonqualified retirement and deferred compensation plans.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Assets that were subject to fair value measurement on a nonrecurring basis are summarized below:

	Period ending June 30, 2016		Period ending June 30, 2015
		Impairment		Impairment
in thousands	Level 2	Charges	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment, net	$ 0	$ 1,359	$ 0	$ 2,176
Other intangible assets, net	0	8,180	0	2,858
Other assets	0	967	0	156
Total	$ 0	$ 10,506	$ 0	$ 5,190

We recorded $10,506,000 and $5,190,000 of losses on impairment of long-lived assets for the six months ended June 30, 2016 and 2015, respectively, reducing the carrying value of these Aggregates segment assets to their estimated fair values of $0 and $0. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statement	2016	2015	2016	2015
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (497)	$ (5,094)	$ (983)	$ (8,815)

The loss reclassified from AOCI for the six months ended June 30, 2015 includes the acceleration of a proportional amount of the deferred loss in the amount of $7,208,000, referable to the debt purchases as described in Note 7.

For the 12-month period ending June 30, 2017, we estimate that $2,092,000 of the pretax loss in AOCI will be reclassified to earnings.

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

This deferred gain amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 0	$ 2,000	$ 0	$ 2,513

The deferred gain was fully amortized in December 2015, concurrent with the retirement of the 10.125% notes due 2015. The amortized deferred gain for the six months ended June 30, 2015 includes the acceleration of a proportional amount of the deferred gain in the amount of $1,642,000 referable to the debt purchases as described in Note 7.

Note 7: Debt

Debt is detailed as follows:

	Effective	June 30	December 31	June 30
in thousands	Interest Rates	2016	2015	2015
Short-term Debt
Bank line of credit expires 2020 [1,2,3]	n/a	$ 0	$ 0	$ 138,500
Total short-term debt		$ 0	$ 0	$ 138,500
Long-term Debt
Bank line of credit expires 2020 [1,2,3]	1.25%	$ 235,000	$ 235,000	$ 0
10.125% notes due 2015	n/a	0	0	150,000
6.50% notes due 2016	n/a	0	0	0
6.40% notes due 2017	n/a	0	0	0
7.00% notes due 2018	7.87%	272,512	272,512	272,512
10.375% notes due 2018	10.63%	250,000	250,000	250,000
7.50% notes due 2021	7.75%	600,000	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Industrial revenue bond due 2022	n/a	0	0	14,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	240,188	240,188	240,188
Other notes [3]	6.24%	489	498	613
Unamortized discounts and debt issuance costs	n/a	(21,531)	(23,734)	(25,975)
Unamortized deferred interest rate swap gain [4]	n/a	0	0	523
Total long-term debt including current maturities		$ 1,982,658	$ 1,980,464	$ 1,907,861
Less current maturities		131	130	14,124
Total long-term debt		$ 1,982,527	$ 1,980,334	$ 1,893,737
Total debt [5]		$ 1,982,658	$ 1,980,464	$ 2,046,361
Estimated fair value of long-term debt		$ 2,272,149	$ 2,204,816	$ 2,140,942

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	The effective interest rate is the spread over LIBOR as of the most recent balance sheet date.
3	Non-publicly traded debt.
4	The unamortized deferred gain was realized upon the August 2011 settlement of interest rate swaps as described in Note 6.
5

Face value of our debt is equal to total debt less unamortized discounts and debt issuance costs, and unamortized deferred interest rate swap gain, as follows: June 30, 2016 — $2,004,189 thousand, December 31, 2015 — $2,004,198 thousand and June 30, 2015 — $2,071,813 thousand.

Our total debt is presented in the table above net of unamortized discounts from par, unamortized deferred debt issuance costs and unamortized deferred interest rate swap settlement gain. Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $2,203,000 of net interest expense for these items for the six months ended June 30, 2016.

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

The line of credit agreement expires in June 2020 and contains affirmative, negative and financial covenants customary for an unsecured facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2016, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 2.00%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 1.00%. The credit margin for both LIBOR and base rate borrowings is determined by either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower credit spread. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.35% determined by either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower fee. As of June 30, 2016, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of June 30, 2016, our available borrowing capacity was $475,160,000. Utilization of the borrowing capacity was as follows:

▪	$235,000,000 was borrowed
▪	$39,840,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. All such debt, other than the $489,000 of other notes, is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June 30, 2016, we were in compliance with all of the term debt covenants.

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

The remaining net proceeds from the March 2015 debt issuance, together with cash on hand and borrowings under our line of credit, funded: (1) the April 2015 redemption of $218,633,000 principal amount (100%) of the 6.40% notes due 2017, (2) the April 2015 redemption of $125,001,000 principal amount (100%) of the 6.50% notes due 2016 and (3) the April 2015 purchase, via the tender offer commenced in March 2015 of $185,000 principal amount (less than 1%) of the 7.00% notes due 2018. The April 2015 debt purchases cost $385,024,000, including a $41,153,000 premium above the principal amount of the notes and transaction costs of $52,000. The premium primarily reflects the make-whole value of the 2016 notes and the 2017 notes. Additionally, we recognized $4,136,000 of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined second quarter 2015 charge of $45,341,000 was a component of interest expense for the three and six month periods ended June 30, 2015.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2016 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 34,111
Reclamation/restoration requirements	5,729
Total	$ 39,840

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $39,840,000 as of June 30, 2016.

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

In addition to these lawsuits in which we are involved in the ordinary course of business, other material legal proceedings are more specifically described below.

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the Cooperating Parties Group) to a May 2007 Administrative Order on Consent (AOC) with the U.S. Environmental Protection Agency (EPA) to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). However, before the draft RI/FS was issued in final form, the EPA issued a record of decision (ROD) in March 2016 that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is $1.38 billion. The Cooperating Parties Group draft RI/FS estimates the preferred remedial action presented therein to cost in the range of $475 million to $725 million.

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

▪

HEWITT LANDFILL MATTER — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles. The CAO follows a 2014 Investigative Order from the RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring Vulcan to provide groundwater monitoring results to the RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. In April 2016, Vulcan submitted an interim remedial action plan (IRAP) to the RWQCB, proposing a pilot test of a pump and treat system;  testing and implementation of a leachate recovery system; and storm water capture and conveyance improvements. Until this pilot testing and additional investigative work is complete, we are unable to estimate the cost of remedial action.

Vulcan is also engaged in an ongoing dialogue with the EPA, the Los Angeles Department of Water and Power, and other stakeholders regarding the potential contribution of the Hewitt Landfill to groundwater contamination in the North Hollywood Operable Unit (NHOU) of the San Fernando Valley Superfund Site. We are gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area. In July 2016, the EPA sent a letter to Vulcan requesting that we enter into an AOC for remedial design work at the NHOU including, but not limited to, the design of two groundwater extraction wells south of the Hewitt Landfill. We expect to have further discussions with the EPA regarding their request. At this time, we cannot reasonably estimate a range of liability pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
ARO Operating Costs
Accretion	$ 2,716	$ 2,936	$ 5,472	$ 5,787
Depreciation	1,621	1,568	3,314	3,001
Total	$ 4,337	$ 4,504	$ 8,786	$ 8,788

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Asset Retirement Obligations
Balance at beginning of period	$ 220,581	$ 238,689	$ 226,594	$ 226,565
Liabilities incurred	505	4,339	505	6,159
Liabilities settled	(5,450)	(1,270)	(10,320)	(8,000)
Accretion expense	2,716	2,936	5,472	5,787
Revisions, net	(1,309)	(9,775)	(5,208)	4,408
Balance at end of period	$ 217,043	$ 234,919	$ 217,043	$ 234,919

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$ 1,336	$ 1,212	$ 2,672	$ 2,425
Interest cost	9,126	11,036	18,252	22,073
Expected return on plan assets	(12,890)	(13,684)	(25,781)	(27,368)
Amortization of prior service cost (credit)	(10)	12	(21)	24
Amortization of actuarial loss	1,541	5,455	3,082	10,909
Net periodic pension benefit cost (credit)	$ (897)	$ 4,031	$ (1,796)	$ 8,063
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1,531	$ 5,467	$ 3,061	$ 10,933

We do not expect to be required to make any contributions to the qualified plans through 2017.

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

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$ 280	$ 474	$ 561	$ 947
Interest cost	303	626	605	1,243
Amortization of prior service credit	(1,059)	(1,058)	(2,118)	(2,116)
Amortization of actuarial (gain) loss	(437)	23	(875)	19
Net periodic postretirement benefit cost (credit)	$ (913)	$ 65	$ (1,827)	$ 93
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,496)	$ (1,035)	$ (2,993)	$ (2,097)

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2016	2015	2015
AOCI
Cash flow hedges	$ (13,899)	$ (14,494)	$ (14,997)
Pension and postretirement plans	(105,535)	(105,575)	(136,014)
Total	$ (119,434)	$ (120,069)	$ (151,011)

Changes in AOCI, net of tax, for the six months ended June 30, 2016 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2015	$ (14,494)	$ (105,575)	$ (120,069)
Amounts reclassified from AOCI	595	40	635
Net current period OCI changes	595	40	635
Balance as of June 30, 2016	$ (13,899)	$ (105,535)	$ (119,434)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 497	$ 5,094	$ 983	$ 8,815
Benefit from income taxes	(196)	(2,017)	(388)	(3,490)
Total	$ 301	$ 3,077	$ 595	$ 5,325
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 27	$ 3,643	$ 55	$ 7,175
Selling, administrative and general expenses	6	788	12	1,660
Benefit from income taxes	(13)	(1,734)	(27)	(3,457)
Total	$ 20	$ 2,697	$ 40	$ 5,378
Total reclassifications from AOCI to earnings	$ 321	$ 5,774	$ 635	$ 10,703

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

Changes in total equity are summarized below:

	Six Months Ended
	June 30
in thousands	2016	2015
Total Equity
Balance at beginning of year	$ 4,454,188	$ 4,176,699
Net earnings	142,674	8,484
Common stock issued
Share-based compensation, net of shares withheld for taxes	(30,253)	36,485
Purchase and retirement of common stock	(69,156)	0
Share-based compensation expense	10,832	9,679
Excess tax benefits from share-based compensation	23,749	11,457
Cash dividends on common stock ($0.40/$0.20 per share)	(53,338)	(26,549)
Other comprehensive income	635	10,703
Other	0	(1)
Balance at end of period	$ 4,479,331	$ 4,226,957

There were no shares held in treasury as of June 30, 2016, December 31, 2015 and June 30, 2015. Stock purchases were as follows:

▪	six months ended June 30, 2016 – purchased and retired 636,659 shares for a cost of $69,156,000
▪	twelve months ended December 31, 2015 – purchased and retired 228,000 shares for a cost of $21,475,000
▪	six months ended June 30, 2015 – no shares were purchased

As of June 30, 2016, 2,546,757 shares may be purchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2016	2015	2016	2015
Total Revenues
Aggregates [1]	$ 791,497	$ 733,379	$ 1,426,365	$ 1,236,888
Asphalt Mix	142,055	128,998	231,154	232,069
Concrete	81,246	78,598	151,643	138,387
Calcium	2,448	2,396	4,358	4,251
Segment sales	$ 1,017,246	$ 943,371	$ 1,813,520	$ 1,611,595
Aggregates intersegment sales	(60,421)	(48,228)	(101,968)	(85,159)
Total revenues	$ 956,825	$ 895,143	$ 1,711,552	$ 1,526,436
Gross Profit
Aggregates	$ 254,008	$ 207,285	$ 402,392	$ 274,950
Asphalt Mix	30,925	21,135	43,139	29,953
Concrete	6,146	4,892	9,623	5,702
Calcium	1,105	1,137	1,749	1,709
Total	$ 292,184	$ 234,449	$ 456,903	$ 312,314
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 59,414	$ 57,003	$ 116,925	$ 112,519
Asphalt Mix	4,136	4,098	8,368	8,007
Concrete	3,088	2,774	6,069	5,502
Calcium	196	164	379	326
Other	5,074	4,345	9,573	8,754
Total	$ 71,908	$ 68,384	$ 141,314	$ 135,108
Identifiable Assets [2]
Aggregates			$ 7,742,618	$ 7,497,240
Asphalt Mix			237,546	319,284
Concrete			189,355	185,473
Calcium			5,565	5,520
Total identifiable assets			$ 8,175,084	$ 8,007,517
General corporate assets			23,127	113,630
Cash and cash equivalents			91,902	74,736
Total			$ 8,290,113	$ 8,195,883

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and other revenues related to services.
2

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2016	2015
Cash Payments
Interest (exclusive of amount capitalized)	$ 67,679	$ 134,215
Income taxes	64,556	31,755
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 20,850	$ 13,651
Amounts referable to business acquisitions
Liabilities assumed	0	2,426
Fair value of noncash assets and liabilities exchanged	0	20,000

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2016 and 2015.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2015 to June 30, 2016 are summarized below:

GOODWILL

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2015	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses	0	0	0	0	0
Goodwill of divested businesses	0	0	0	0	0
Total as of June 30, 2016	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

ACQUISITIONS

Through the six months ended June 30, 2016, we purchased the assets of a trucking business to complement our aggregates logistics and distribution activities  for $1,611,000 of cash consideration.

For the full year 2015, we purchased the following for total consideration of $47,198,000  ($27,198,000 cash and $20,000,000 exchanges of real property and businesses (twelve California ready-mixed concrete operations)):

▪	one aggregates facility in Tennessee
▪	three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico
▪	thirteen asphalt mix operations, primarily in Arizona

DIVESTITURES AND PENDING DIVESTITURES

As noted above, in 2015 (first quarter), we exchanged twelve ready-mixed concrete operations in California (representing all of our California concrete operations) for thirteen asphalt mix plants (primarily in Arizona) resulting in a pretax gain of $5,886,000.

No assets met the criteria for held for sale at June 30, 2016, December 31, 2015 or June 30, 2015.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

NET ASSET VALUE PER SHARE INVESTMENTS    During the first quarter of 2016, we adopted Accounting Standards Update (ASU) 2015-07, “Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” This ASU removed the requirement to categorize investments within the fair value hierarchy when their fair value is measured using the net asset value per share practical expedient. This ASU also removed the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The impact of this standard is limited to our annual pension plan fair value disclosures.

ACCOUNTING STANDARDS PENDING ADOPTION

CREDIT LOSSES  In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which amends guidance on the impairment of financial instruments. The new guidance estimates credit losses based on expected losses, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

SHARE-BASED PAYMENTS  In March 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for employee share-based payment transactions. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., the use of APIC pools will be eliminated). Additionally, the guidance changes the employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

INVENTORY MEASUREMENT  In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market principle to the lower of cost and net realizable value principle. The guidance applies to inventories that are measured using the first-in, first-out (FIFO) or average cost method, but does not apply to inventories that are measured using the last-in, first-out (LIFO) or retail inventory method. We use the LIFO method for approximately 67% of our inventory (based on the December 31, 2015 balances); therefore, this ASU will not apply to the majority of our inventory. This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We will adopt this standard as of and for the interim period ending March 31, 2017. While we are still evaluating the impact of ASU 2015-11, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

EXECUTIVE SUMMARY

Financial highlights for second Quarter 2016

Compared to second quarter 2015:

▪	Total revenues increased $61.7 million, or 7%, to $956.8 million
▪	Gross profit increased $57.7 million, or 25%, to $292.2 million
▪	Aggregates segment sales increased $58.1 million, or 8% to $791.5 million and Aggregates freight-adjusted revenues increased $56.4 million, or 10%, to $614.8 million
▪	Shipments increased 3%, or 1.3 million tons, to 48.8 million tons
▪	Freight-adjusted sales price increased 7%
▪	Segment gross profit increased $46.7 million, or 23%, to $254.0 million
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 83%
▪	Asphalt Mix, Concrete and Calcium segment gross profit improved 41%, or $11.0 million, collectively
▪	Selling, Administrative and General (SAG) increased $13.5 million and increased 0.9 percentage points (90 basis points) as a percentage of total revenues
▪	Earnings from continuing operations were $126.3 million, or $0.93 per diluted share, compared to $49.8 million, or $0.37 per diluted share
▪	Discrete items in the second quarter of 2016 include:
▪	a pretax gain of $11.0 million for business interruption claims
▪	a pretax charge of $4.2 million associated with acquisitions and divestitures
▪	a pretax loss on impairment of $0.9 million
▪	Discrete items in the second quarter of 2015 include:
▪	a pretax charge of $2.6 million associated with acquisitions and divestitures
▪	a pretax loss on impairment of $5.2 million
▪	a pretax charge of $1.3 million for restructuring
▪	a pretax charge of $45.3 million for debt purchase
▪	Net earnings were $123.8 million, an increase of $75.6 million, or 157%
▪	Adjusted EBITDA was $279.8 million, an increase of $49.0 million, or 21%

Our second quarter results reflect continued strong earnings growth and margin expansion despite below-trend shipment growth due to extremely wet weather and slower than expected large project starts. These factors impacted shipments in several key markets, particularly during May. Compared with the prior year’s second quarter, aggregates shipments rose 1.3 million tons, or 3%, and freight-adjusted aggregates pricing increased $0.84 per ton, or 7%. For the first half of 2016, aggregates shipments grew 9% over the same period in 2015, while freight-adjusted aggregates pricing increased 8%. Second quarter aggregates gross profit increased 23% on 3% growth in shipments and 7% growth in freight-adjusted pricing. Net earnings for the second quarter increased 157% and Adjusted EBITDA increased 21% versus the prior year as gross profit margins improved significantly in the Aggregates, Asphalt Mix and Concrete segments.

The fundamentals of our aggregates-focused business remain attractive, and we are reaffirming our full year Adjusted EBITDA guidance of $1.0 to $1.1 billion (information reconciling forward-looking Adjusted EBITDA to the comparable GAAP financial measures is unavailable without unreasonable effort, as discussed in the following Reconciliation of Non-GAAP Financial Measures section). Weather patterns and the timing of large project activity have led to higher month-to-month and state-to-state variability in our shipments, somewhat masking the continued recovery in construction materials demand across our footprint. In several markets, higher levels of public funding for transportation and other infrastructure have yet to convert into construction activity, creating a “lull” in materials shipments to these end uses. In addition, some markets may have seen a portion of second quarter shipment activity pulled forward into the first quarter. Taken in total, however, our first half aggregates shipment growth of 9% was roughly in line with recent trend. Longer-term project pipelines appear healthy, and the foundations for sustained, multi-year volume and pricing growth remain in place.

Importantly, our teams continued to manage costs, pricing and product mix well in the quarter. They improved per-ton gross profit in our Aggregates segment by almost 20% despite relatively modest shipment growth and uneven production schedules. These disciplines, and the resulting improvements to our customer service and profitability, reinforce our confidence in both our 2016 and longer-term Adjusted EBITDA outlooks.

At the end of the second quarter, total debt outstanding was approximately $2 billion, including $235.0 million of floating-rate borrowings. The quarter end cash balance was $91.9 million.

As of June 30, cash capital expenditures were $199.8 million, including $50.3 million invested in the purchase of two replacement ships to transport aggregates from our high-volume quarry in Mexico, as well as new site development and investment in other growth opportunities. For the full year, core capital expenditures are expected to be approximately $275 million. Internal growth capital investments, excluding acquisitions, are expected to be approximately $125 million.

During the first half of 2016, we returned $122.5 million to shareholders through dividends and share repurchases.

The strong fundamentals of our aggregates-focused business and the outstanding performance of our teams led to strong earnings growth in 2015 and that momentum has continued through the first half of 2016. Unit profitability continues to improve and incremental margins remain strong in our Aggregates, Asphalt Mix and Concrete segments, off-setting some risks to our full year volume outlook. Although we still expect full year aggregates shipments to exceed 190 million tons, two key factors will be important to realizing full year shipment growth of 8% to 9%: (1) the ability of our customers to recover weather-delayed volume from the second quarter, which can be a challenge in a growing market, and (2) the absence of further delays in several large projects in key markets. And, as always, fourth quarter weather and the ultimate length of the construction season can impact our shipments in a given year.

Importantly, the volatility in volume growth rates that we have experienced recently relates primarily to the timing of shipments (i.e., in which month or quarter they occur) and not to the longer-term health of the recovery in demand. Our first half 2016 results and full year outlook are aligned with our longer range market expectations and performance goals. Since the beginning of this recovery in the second half of 2013, our teams’ efforts have resulted in trailing twelve months aggregates gross profit increasing nearly $525 million on a 45 million ton  increase in annualized shipments. We remain on track to deliver further gains in profitability and cash flow as the recovery moves forward.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2016	2015	2016	2015
Gross profit	$ 292.2	$ 234.4	$ 456.9	$ 312.3
Total revenues	$ 956.8	$ 895.1	$ 1,711.6	$ 1,526.4
Gross profit margin	30.5%	26.2%	26.7%	20.5%

gross profit margin excluding freight and delivery revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2016	2015	2016	2015
Gross profit	$ 292.2	$ 234.4	$ 456.9	$ 312.3
Total revenues	$ 956.8	$ 895.1	$ 1,711.6	$ 1,526.4
Freight and delivery revenues [1]	142.3	136.5	263.6	242.9
Total revenues excluding freight and delivery revenues	$ 814.5	$ 758.6	$ 1,448.0	$ 1,283.5
Gross profit margin excluding
freight and delivery revenues	35.9%	30.9%	31.6%	24.3%

1	Includes freight to remote distribution sites.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2016	2015	2016	2015
Aggregates segment
Gross profit	$ 254.0	$ 207.3	$ 402.4	$ 275.0
Segment sales	$ 791.5	$ 733.4	$ 1,426.4	$ 1,236.9
Gross profit margin	32.1%	28.3%	28.2%	22.2%
Incremental gross profit margin	80.4%		67.3%

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2016	2015	2016	2015
Aggregates segment
Gross profit	$ 254.0	$ 207.3	$ 402.4	$ 275.0
Segment sales	$ 791.5	$ 733.4	$ 1,426.4	$ 1,236.9
Less
Freight, delivery and transportation revenues [1]	173.4	170.5	317.1	287.9
Other revenues	3.3	4.5	7.6	10.7
Freight-adjusted revenues	$ 614.8	$ 558.4	$ 1,101.7	$ 938.3
Gross profit as a percentage of
freight-adjusted revenues	41.3%	37.1%	36.5%	29.3%
Incremental gross profit as a percentage of
freight-adjusted revenues	82.8%		78.0%

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

GAAP does not define "cash gross profit" and “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Thus, cash gross profit and EBITDA should not be considered as alternatives to earnings measures defined by GAAP. We present these metrics for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance. The investment community often uses these metrics as indicators of a company's ability to incur and service debt and to assess the operating performance of a company’s businesses. We use cash gross profit and EBITDA to assess the operating performance of our various business units and the consolidated company. Additionally, we adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.  We do not use these metrics as a measure to allocate resources. Reconciliations of these metrics to their nearest GAAP measures are presented below:

cash gross profit

Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization (DDA&A) to gross profit. Cash gross profit per ton is computed by dividing cash gross profit by tons shipped.

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2016	2015	2016	2015
Aggregates segment
Gross profit	$ 254.0	$ 207.3	$ 402.4	$ 275.0
DDA&A	59.4	57.0	116.9	112.5
Aggregates segment cash gross profit	$ 313.4	$ 264.3	$ 519.3	$ 387.5
Unit shipments - tons	48.8	47.5	88.0	81.0
Aggregates segment cash gross profit per ton	$ 6.43	$ 5.57	$ 5.90	$ 4.79
Asphalt Mix segment
Gross profit	$ 30.9	$ 21.1	$ 43.1	$ 29.9
DDA&A	4.1	4.1	8.4	8.0
Asphalt Mix segment cash gross profit	$ 35.0	$ 25.2	$ 51.5	$ 37.9
Concrete segment
Gross profit	$ 6.1	$ 4.9	$ 9.6	$ 5.7
DDA&A	3.1	2.8	6.1	5.5
Concrete segment cash gross profit	$ 9.2	$ 7.7	$ 15.7	$ 11.2
Calcium segment
Gross profit	$ 1.1	$ 1.1	$ 1.7	$ 1.7
DDA&A	0.2	0.2	0.4	0.3
Calcium segment cash gross profit	$ 1.3	$ 1.3	$ 2.1	$ 2.0

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2016	2015	2016	2015
Net earnings	$ 123.8	$ 48.2	$ 142.7	$ 8.5
Provision for income taxes	54.2	19.9	64.0	5.8
Interest expense, net	33.3	83.7	67.1	146.1
Loss on discontinued operations, net of tax	2.5	1.7	4.3	4.7
EBIT	213.8	153.5	278.1	165.1
Depreciation, depletion, accretion and amortization	71.9	68.2	141.3	135.1
EBITDA	$ 285.7	$ 221.7	$ 419.4	$ 300.2
Gain on sale of real estate and businesses	$ 0.0	$ 0.0	$ 0.0	$ (5.9)
Business interruption claims recovery	(11.0)	0.0	(11.0)	0.0
Charges associated with acquisitions and divestitures	4.2	2.6	16.5	5.0
Impairment of long-lived assets	0.9	5.2	10.5	5.2
Restructuring charges	0.0	1.3	0.3	4.1
Adjusted EBITDA	$ 279.8	$ 230.8	$ 435.7	$ 308.6
Depreciation, depletion, accretion and amortization	(71.9)	(68.2)	(141.3)	(135.1)
Adjusted EBIT	$ 207.9	$ 162.6	$ 294.4	$ 173.5

Adjusted EBITDA for 2015 has been revised to conform with the 2016 presentation which no longer includes an adjustment for amortization of deferred revenue. Adjusting for this item is no longer meaningful as all periods presented include amortization of deferred revenue at amounts that are substantially equivalent.

A reconciliation of Non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not available without unreasonable effort. We are unable to predict with reasonable certainty the outcome of legal proceedings, charges associated with acquisitions and divestitures, impairment of long-lived assets and other unusual gains and losses.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share data	2016	2015	2016	2015
Total revenues	$ 956.8	$ 895.1	$ 1,711.6	$ 1,526.4
Cost of revenues	664.6	660.7	1,254.7	1,214.1
Gross profit	$ 292.2	$ 234.4	$ 456.9	$ 312.3
Selling, administrative and general expenses	82.7	69.2	159.1	136.0
Gain on sale of property, plant & equipment
and businesses	0.4	0.2	0.9	6.6
Operating earnings	213.8	153.8	278.7	164.5
Interest expense, net	33.3	83.7	67.1	146.1
Earnings from continuing operations
before income taxes	180.5	69.7	211.0	18.9
Earnings from continuing operations	126.3	49.8	147.0	13.2
Loss on discontinued operations,
net of taxes	(2.5)	(1.6)	(4.3)	(4.7)
Net earnings	$ 123.8	$ 48.2	$ 142.7	$ 8.5
Basic earnings (loss) per share
Continuing operations	$ 0.95	$ 0.37	$ 1.10	$ 0.10
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.04)
Basic net earnings per share	$ 0.93	$ 0.36	$ 1.07	$ 0.06
Diluted earnings (loss) per share
Continuing operations	$ 0.93	$ 0.37	$ 1.09	$ 0.10
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.04)
Diluted net earnings per share	$ 0.91	$ 0.36	$ 1.05	$ 0.06
EBITDA	$ 285.7	$ 221.7	$ 419.4	$ 300.2
Adjusted EBITDA	$ 279.8	$ 230.8	$ 435.7	$ 308.6

SECOND quarter 2016 Compared to SECOND Quarter 2015

Second quarter 2016 total revenues were $956.8 million, up 7% from the second quarter of 2015. Shipments increased in aggregates (+3%), asphalt mix (+1%) and ready-mixed concrete (+1%). Diesel fuel expenditures were $7.1 million lower, with most of this benefit realized in the Aggregates segment.

Net earnings for the second quarter of 2016 were $123.8 million, or $0.91 per diluted share, compared to $48.2 million, or $0.36 per diluted share, in the second quarter of 2015. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  second quarter of 2016 include a pretax gain of $11.0 million from business interruption claims, pretax charges of $4.2 million associated with acquisitions and divestitures, and a $0.9 million pretax asset impairment loss

▪

Net earnings for the second quarter of 2015 include pretax charges of $2.6 million associated with acquisitions and divestitures, a $5.2 million pretax asset impairment loss, a $1.3 million pretax charge for restructuring, and a pretax loss on debt purchase of $45.3 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2016 versus the second quarter of 2015 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2015	$ 69.7
Higher aggregates gross profit	46.7
Higher asphalt mix gross profit	9.8
Higher concrete gross profit	1.3
Lower calcium gross profit	0.0
Higher selling, administrative and general expenses	(13.5)
Higher gain on sale of property, plant & equipment and businesses	0.1
Higher business interruption claims recovery	11.0
Lower impairment charges	4.3
Lower restructuring charges	1.3
Lower interest expense, net	50.3
All other	(0.5)
Second quarter 2016	$ 180.5

Aggregates segment sales were $791.5 million, up 8%, from the prior year’s second quarter while aggregates freight-adjusted revenues were $614.8 million, up 10%. Second quarter total aggregates shipments increased 3%, or 1.3 million tons, compared to the second quarter of 2015. As previously noted, weather patterns and the timing of large projects led to highly variable second quarter shipment results across our markets. Many of our key states realized strong double-digit volume growth, including markets in Georgia, Florida, North Carolina and South Carolina. In contrast, Texas shipments fell 13% — with particular weakness in the coastal region, where year-over-year shipments fell by more than 30%. Shipments in California, Illinois and Virginia also declined by high-single digits. Weather and other factors most severely impacted shipments in May, during which our average daily shipment rates were approximately 5% below the prior year. By comparison, our April and June daily shipping rates were approximately 8% and 6% ahead of the prior year, respectively.

For the trailing twelve months, shipments rose 9% over the year-earlier period. This was the twelfth consecutive quarter in which the rate of shipments increased, as measured on a trailing twelve months basis. Despite these recent gains, demand for aggregates remains well below demographic-driven historical levels in the U.S. We believe conditions remain in place for a sustained, multi-year recovery in demand for aggregates, although quarter-to-quarter trends may vary significantly.

For the quarter, freight-adjusted average sales price for aggregates increased 7%, or $0.84 per ton, versus the prior year. Geographic and product mix factors had a slightly negative impact on our average sales price and the rate of price growth in the quarter. On a trailing twelve months basis, pricing in all of our major markets has increased versus the prior year’s comparable period. The overall pricing climate remains favorable as construction materials producers stay focused on earning adequate returns on capital.

Second quarter unit cost of sales (freight-adjusted) in the Aggregates segment was flat versus the prior year’s second quarter. Excluding the benefits of lower unit costs for diesel fuel, unit costs were approximately 2%  higher in the quarter. For the trailing twelve months, unit cost of sales (freight-adjusted), excluding the impact of lower diesel costs, was essentially flat. These results reflect our continued commitment to plant-level cost controls and operating disciplines.

Aggregates segment unit margins continued to increase. Gross profit per ton increased $0.84, or 19%, from the prior year’s second quarter. Cash gross profit per ton increased $0.86, or 15%, from the prior year. On a trailing twelve months basis, unit gross profit has increased 31% to $4.77 per ton, while unit cash gross profit has increased 21% to $6.02 per ton.

For the quarter, our Aggregates segment gross profit flow-through rate was strong. Freight-adjusted revenues increased $56.4 million, while gross profit for the segment increased $46.7 million. Incremental gross profit was 83% of incremental freight-adjusted revenues. Because quarterly results can vary significantly due to seasonality and other factors, we encourage investors to also consider longer-term trends. On a trailing twelve months same-store basis, this flow-through rate has consistently exceeded our stated goal of 60% beginning in the first quarter of 2014.

Asphalt Mix segment gross profit was $30.9 million in the second quarter of 2016 versus $21.1 million in the prior year. This year-over-year improvement was due to solid sales and operating disciplines as well as effective materials margin management. Total volumes increased 1% and pricing was flat versus the prior year. Large-project delays negatively impacted volumes in the quarter, including in California.

Concrete segment gross profit was $6.1 million compared to  $4.9 million in the prior year’s second quarter. Sales volumes increased 1% versus the prior year, with weather negatively impacting our concrete operations in Virginia and Maryland. Unit margins, as measured by gross profit per cubic yard delivered, were well ahead of the prior year period.

Our Calcium segment reported gross profit of $1.1 million in the second quarter of 2016,  in-line with the prior year.

SAG expenses increased $13.5 million versus the prior year. The year-over-year increase resulted primarily from certain compensation-related charges during the second quarter of 2016 as a result of the significant improvement in our business performance and stock price, and investments to enhance our sales initiatives. For the year, SAG expense should approximate $310 million and continue to decline as a percentage of total revenues.

Gain on sale of property, plant & equipment and businesses was $0.4 million in the second quarter of 2016 compared to $0.2 million in the second quarter of 2015.

During the second quarter of 2016, we settled 17 of 22 business interruption claims related to the 2010 Gulf Coast oil spill, resulting in a gain of $11.0 million.

We recorded $0.9 million and $5.2 million of losses on impairment of long-lived assets for the second quarters of 2016 and 2015, respectively. During the second quarter of 2016, we wrote off $0.9 million of nonrecoverable project costs related to two Aggregates segment capital projects that we no longer intend to complete. During the second quarter of 2015, we did not renew an Aggregates segment lease on a land parcel in California resulting in a $5.2 million charge for impairment of long-lived assets related to the associated reclamation obligation.

There were no restructuring charges in the second quarter of 2016 compared to $1.3 million in the second quarter of 2015. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $6.2 million in the second quarter of 2016 versus $5.3 million in the second quarter of 2015.  The year-over-year increase resulted mostly from $3.8 million of the aforementioned $4.2 million of discrete charges associated with acquisitions and divestitures (the remainder, $0.4 million of business development costs, was charged to SAG expense). These discrete items are composed of a pension withdrawal settlement revision ($1.5 million) and environmental liability accruals associated with previously divested properties ($2.3 million).

Net interest expense was $33.3 million in the second quarter of 2016 compared to $83.7 million in 2015. The lower interest expense is due mostly to the second quarter 2015 debt refinancing charges of $45.3 million described in Note 7 to the condensed consolidated financial statements.

Income tax expense from continuing operations was  $54.2 million in the second quarter of 2016 compared to $19.9 million in the second quarter of 2015.  The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax earnings.

Earnings from continuing operations were $0.93 per diluted share in the second quarter of 2016 compared to $0.37 per diluted share in the second quarter of 2015.

Discontinued Operations — Second quarter pretax loss from discontinued operations was $4.2 million in 2016 and $2.7 million in 2015. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

year-to-date june 30, 2016 Compared to year-to-date june 30, 2015

Total revenues for the first six months of 2016 were $1,711.6 million, up 12% from the first six months of 2015. Shipments increased in aggregates (+9%) and ready-mixed concrete (+6%) while they were down slightly in asphalt mix (-1%). Diesel fuel expenditures were $13.5 million lower, with most of this benefit realized in the Aggregates segment.

Net earnings for the first six months of 2016 were $142.7 million, or $1.05 per diluted share, compared to $8.5 million, or $0.06 per diluted share, in the first six months of 2015. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  first six months of 2016 include a pretax gain of $11.0 million from business interruption claims, pretax charges of $16.5 million associated with acquisitions and divestitures, pretax charges of $10.5 million from asset impairment losses and a $0.3 million pretax charge for restructuring

▪

Net earnings for the first six months of 2015 include a pretax gain of $1.0 million (net of $4.9 million of charges associated with acquisitions and divestitures) related to the sale of real estate and businesses, a $4.1 million pretax charge for restructuring, a $5.2 million pretax asset impairment loss, and a pretax loss on debt purchases of $67.1 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements)

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2016 versus year-to-date June 30, 2015 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2015	$ 18.9
Higher aggregates gross profit	127.4
Higher asphalt mix gross profit	13.2
Higher concrete gross profit	3.9
Higher calcium gross profit	0.0
Higher selling, administrative and general expenses	(23.2)
Lower gain on sale of property, plant & equipment and businesses	(5.7)
Higher business interruption claims recovery	11.0
Higher impairment charges	(5.3)
Lower restructuring charges	3.8
Lower interest expense, net	79.1
All other	(12.1)
Year-to-date June 30, 2016	$ 211.0

Gross profit for our Aggregates segment was $402.4 million for the first six months of 2016 versus $275.0 million in 2015. Aggregates segment sales of $1,426.4 million were up 15% from the prior year’s first half, while aggregates freight-adjusted revenues  of $1,101.7 million were up 17%.  First half aggregates shipments increased 9%, or 7.0 million tons, compared to the prior year — the level of increase was muted by wet weather and the timing of large projects in a number of our markets during the second quarter of 2016. Freight-adjusted average sales price for aggregates increased 8%, or $0.93 per ton, versus the first half of 2015, with all major markets realizing price improvement. First half 2016 unit cost of sales (freight-adjusted) in the Aggregates segment was down 3% versus the prior year’s first half; excluding the benefits of lower unit costs for diesel fuel, unit costs were down 1%. Gross profit per ton increased $1.17, or 34%, from the prior year’s first half.

For the first half, our Aggregates segment gross profit flow-through was strong. Freight-adjusted revenues increased $163.4 million, while gross profit for the segment increased $127.4 million. Thus, incremental gross profit was 78% of incremental freight-adjusted revenues.

Asphalt Mix segment gross profit of $43.1 million was up $13.2 million from the first six months of 2015. This improvement resulted from effective materials margin management as volume and pricing were both down 1%.

Concrete segment gross profit was $9.6 million for the first six months of 2016, an improvement of $3.9 million from the prior year. This improvement resulted from increased ready-mix concrete volumes (+6%) and pricing (+3%).

Our Calcium segment reported gross profit of $1.7 million in the first half of 2016, consistent with the prior year.

SAG expenses increased $23.2 million and 0.4 percentage points (40 basis points) as a percentage of total revenues. The increase was due primarily to certain compensation-rated charges in 2016 as a result of the significant improvement in our business performance and stock price, and investments to enhance our sales initiatives.

Gain on sale of property, plant & equipment and businesses was $0.9 million in the first six months of 2016 compared to $6.6 million in the first six months of 2015.

As previously discussed, during the first six months of 2016, we  recognized a gain of $11.0 million related to business interruption claims from the 2010 Gulf Coast oil spill.

We recorded $10.5 million and $5.2 million of losses on impairment of long-lived assets for the six months ended June 30, 2016 and 2015, respectively.  During the second quarter of 2016, we wrote off $0.9 million of nonrecoverable project costs related to two Aggregates segment capital projects that we no longer intend to complete. During the first quarter of 2016, we terminated a nonstrategic aggregates site lease we no longer intended to develop resulting in a $9.6 million charge for impairment of long-lived assets. During the second quarter of 2015, we did not renew an Aggregates segment lease on a land parcel in California resulting in a $5.2 million charge for impairment of long-lived assets related to the associated reclamation obligation (see Note 5 to the condensed consolidated financial statements).

Restructuring charges were $0.3 million in the first six months of 2016 compared to $4.1 million in the first six months of 2015. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $20.1 million in the first six months of 2016 versus $9.2 million in the first six months of 2015.  The year-over-year increase resulted mostly from $15.7 million of the aforementioned $16.5 million of discrete charges associated with acquisitions and divestitures (the remainder, $0.8 million of business development costs, was charged to SAG expense). These discrete items are composed of charges associated with office space no longer needed and vacated ($5.2 million), the write-off of a prepaid royalty asset resulting from a change in long-term mining plans ($3.6 million), a property litigation settlement ($1.9 million), a pension withdrawal settlement revision ($1.5 million) and environmental liability accruals associated with previously divested properties ($3.5 million).

Net interest expense was $67.1 million in the first six months of 2016 compared to $146.1 million in 2015. The lower interest expense is due mostly to the 2015 debt refinancing charges of $67.1 million described in Note 7 to the condensed consolidated financial statements.

Income tax expense from continuing operations was  $64.0 million in the first six months of 2016 compared to $5.8 million in the first six months of 2015.  The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax earnings.

Earnings from continuing operations were $1.09 per diluted share in the first six months of 2016 compared to $0.10 per diluted share in the prior year.

Discontinued Operations — Year-to-date June pretax loss from discontinued operations was $7.2 million in 2016 and $7.7 million in 2015. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. Additional sources of capital include access to the capital markets, the sale of reclaimed and surplus real estate, and dispositions of non-strategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2016, including:

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

Cash

Included in our June 30, 2016 cash and cash equivalents balance of $91.9 million is $57.7 million of cash held at one of our foreign subsidiaries. All of this $57.7 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Six Months Ended
	June 30
in millions	2016	2015
Net earnings	$ 142.7	$ 8.5
Depreciation, depletion, accretion and amortization (DDA&A)	141.3	135.1
Net earnings before noncash deductions for DDA&A	$ 284.0	$ 143.6
Net gain on sale of property, plant & equipment and businesses	(0.9)	(6.6)
Cost of debt purchase	0.0	67.1
Other operating cash flows, net [1]	(180.6)	(139.5)
Net cash provided by operating activities	$ 102.5	$ 64.6

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $102.5 million during the six months ended June 30, 2016, $37.9 million higher than the same period of 2015. This increase was primarily attributable to the $134.2 million increase in net earnings, $67.1 million of which was due to the first half 2015 charges associated with debt purchases (see Note 7 to the condensed consolidated financial statements).  Cash paid for this debt purchase is presented as a component of financing activities.

cash from investing activities

Net cash used for investing activities was $195.9 million during the first six months of 2016, a $28.9 million increase compared to the same period of 2015. We invested $199.8 million in our existing operations in the first half of 2016, a $51.0 million increase compared to the prior year. Of this $199.8 million, $50.3 million was invested in shipping capacity replacement, new site developments and other growth opportunities. Additionally, during the first half of 2015, we acquired three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico for $21.4 million.

cash from financing activities

Net cash used for financing activities in the first six months of 2016 was $98.8 million, a decrease of $134.6 million from the cash provided by financing activities in the same period of 2015. This large decrease was primarily attributable to a $95.9 million increase in return of capital to our investors via dividends and share repurchases. Finally, there were no proceeds from the exercise of employee stock options in 2016 (compared to $50.8 million in the first half of 2015) as only stock-only stock appreciation rights (SOSARs) remained outstanding at the beginning of the year.

debt

Certain debt measures are outlined below:

	June 30	December 31	June 30
dollars in millions	2016	2015	2015
Debt
Current maturities of long-term debt	$ 0.1	$ 0.1	$ 14.1
Short-term debt (line of credit)	0.0	0.0	138.5
Long-term debt [1]	1,982.5	1,980.3	1,893.7
Total debt	$ 1,982.6	$ 1,980.4	$ 2,046.3
Capital
Total debt	$ 1,982.6	$ 1,980.4	$ 2,046.3
Equity	4,479.3	4,454.2	4,227.0
Total capital	$ 6,461.9	$ 6,434.6	$ 6,273.3
Total Debt as a Percentage of Total Capital	30.7%	30.8%	32.6%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.75%	1.75%
Term debt	7.52%	7.52%	7.62%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	88.3%	88.3%	92.6%
Floating-rate debt	11.7%	11.7%	7.4%

[1]

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: June 30, 2016 — $235.0 million, December 31, 2015 — $235.0 million and June 30, 2015 — $0.0 million.

[2]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

In June 2015, we cancelled our secured $500.0 million line of credit and entered into an unsecured $750.0 million line of credit (incurring $2.6 million of transaction fees).  The expanded borrowing capacity is a part of the refinancing plans disclosed at our February 25, 2015 Investor Day (the 2015 refinancing plans). Borrowings at June 30, 2016 are consistent with the 2015 refinancing plans and are intended to remain outstanding going forward.

The line of credit agreement expires in June 2020 and contains affirmative, negative and financial covenants customary for an unsecured facility (none of which materially impact our ability to execute our strategic, operating and financial plans). The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2016, we were in compliance with the line of credit covenants.

Borrowings and other cost ranges and details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2016, the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of June 30, 2016, our available borrowing capacity under the line of credit was $475.2 million. Utilization of the borrowing capacity was as follows:

▪	$235.0 million was borrowed
▪	$39.8 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our  term debt is unsecured.  All such debt, other than the $0.5 million of other notes, is governed by two, essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt.  As of June 30, 2016, we were in compliance with all of the term debt covenants.

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

CURRENT MATURITIES of long-term debt

The  $0.1 million of current maturities of long-term debt as of June 30, 2016 includes all long-term debt  that we intend to pay within twelve months, as described above, and is due as follows:

Current
in millions	Maturities
Third quarter 2016	$0.1
Fourth quarter 2016	0.0
First quarter 2017	0.0
Second quarter 2017	0.0

debt ratings

Our debt ratings and outlooks as of June 30, 2016 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Line of Credit
Fitch	BBB-/stable	3/31/2016	initial coverage
Moody's	Ba1/positive	5/4/2016	rating changed from Ba2
Senior Unsecured Term Debt [1]
Fitch	BBB-/stable	3/31/2016	rating changed from BB+
Moody's	Ba1/positive	5/4/2016	rating changed from Ba2
Standard & Poor's	BBB/stable	3/8/2016	rating/outlook changed from BB+/positive

1	Not all of our long-term debt is rated.

As noted above, during March 2016, our credit ratings were upgraded to investment-grade by two of our three rating agencies. Our current ratings make us less dependent on the more volatile noninvestment-grade debt market.

Equity

Our common stock issuances and purchases are summarized below:

June 30		December 31	June 30
in thousands	2016	2015	2015
Common stock shares at January 1,
issued and outstanding	133,172	131,907	131,907
Common Stock Issuances
Share-based compensation plans	492	1,493	1,077
Common Stock Purchases
Purchased and retired	(637)	(228)	0
Common stock shares at end of period,
issued and outstanding	133,027	133,172	132,984

There were no shares held in treasury as of June 30, 2016, December 31, 2015 and June 30, 2015.

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of June 30, 2016, there were 2,546,757 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ending are detailed below:

June 30		December 31	June 30
in thousands, except average cost	2016	2015	2015
Shares Purchased
Number	637	228	0
Total cost [1]	$ 69,156	$ 21,475	$ 0
Average cost [1]	$ 108.62	$ 94.19	$ 0.00

1	Excludes commissions of $0.02 per share.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2016.

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

While floating-rate debt exposes us to rising interest rates, it is typically cheaper than issuing fixed-rate debt at any point in time but can become more expensive than previously issued fixed-rate debt. However, a rising interest rate environment is not necessarily harmful to our financial results. Since 2002, our EBITDA and Operating income are positively correlated to floating interest rates (as measured by 3-month LIBOR). As such, our business serves as a natural hedge to rising interest rates, and floating-rate debt serves as a natural hedge against weaker operating results due to general economic weakness.

At June 30, 2016, the estimated fair value of our long-term debt including current maturities was $2,272.3 million compared to a book value of $1,982.7 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by $111.8 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

No material changes were made during the second quarter of 2016 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

In March 2016, two (Standard & Poor’s and Fitch) of our three credit ratings were upgraded to investment-grade. Our current ratings make us less dependent on the noninvestment-grade debt market (which is more volatile than the investment-grade debt market).  There were no other material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended June 30, 2016 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs [1]	or Programs
2016
Apr 1 - Apr 30	174,684	$ 107.30	174,684	2,751,732
May 1 - May 31	151,322	$ 116.36	151,322	2,600,410
June 1 - June 30	53,653	$ 115.69	53,653	2,546,757
Total	379,659	$ 112.10	379,659

[1]

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares. As of June 30, 2016, there were 2,546,757 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the second quarter of 2016.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10(x)	Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No, 333-211349) filed on May 13, 2016 [1,2]
Exhibit 10(y)	Form of Non-Employee Director Deferred Stock Unit Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [2]
Exhibit 10(z)	Form of Stock-Only Stock Appreciation Rights Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [2]
Exhibit 10(aa)	Form of Restricted Stock Unit Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [2]
Exhibit 10(bb)	Form of Performance Share Unit Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [2]
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

[1]	Incorporated by reference.
[2]	Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date August 3, 2016	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date August 3, 2016	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)