Form 10-Q
period 2016-09-30
Vulcan Materials CO
filed 2016-11-02
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value	Shares outstanding at October 28, 2016 132,309,274

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	September 30	December 31	September 30
in thousands	2016	2015	2015
Assets
Cash and cash equivalents	$ 135,365	$ 284,060	$ 168,681
Restricted cash	0	1,150	0
Accounts and notes receivable
Accounts and notes receivable, gross	536,242	423,600	558,755
Less: Allowance for doubtful accounts	(4,260)	(5,576)	(5,770)
Accounts and notes receivable, net	531,982	418,024	552,985
Inventories
Finished products	283,266	297,925	275,717
Raw materials	25,411	21,765	21,680
Products in process	2,753	1,008	1,161
Operating supplies and other	26,612	26,375	28,148
Inventories	338,042	347,073	326,706
Current deferred income taxes	0	0	39,301
Prepaid expenses	71,370	34,284	56,017
Total current assets	1,076,759	1,084,591	1,143,690
Investments and long-term receivables	38,914	40,558	40,516
Property, plant & equipment
Property, plant & equipment, cost	7,105,036	6,891,287	6,803,588
Reserve for depreciation, depletion & amortization	(3,876,743)	(3,734,997)	(3,683,961)
Property, plant & equipment, net	3,228,293	3,156,290	3,119,627
Goodwill	3,094,824	3,094,824	3,094,824
Other intangible assets, net	753,314	766,579	766,695
Other noncurrent assets	165,981	158,790	151,514
Total assets	$ 8,358,085	$ 8,301,632	$ 8,316,866
Liabilities
Current maturities of long-term debt	131	130	130
Trade payables and accruals	163,139	175,729	195,536
Other current liabilities	197,642	177,620	216,411
Total current liabilities	360,912	353,479	412,077
Long-term debt	1,983,639	1,980,334	1,979,493
Noncurrent deferred income taxes	706,715	681,096	692,643
Deferred revenue	201,732	207,660	209,651
Other noncurrent liabilities	601,117	624,875	659,725
Total liabilities	$ 3,854,115	$ 3,847,444	$ 3,953,589
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,309, 133,172 and 133,315 shares, respectively	132,309	133,172	133,315
Capital in excess of par value	2,829,806	2,822,578	2,812,593
Retained earnings	1,660,961	1,618,507	1,564,215
Accumulated other comprehensive loss	(119,106)	(120,069)	(146,846)
Total equity	$ 4,503,970	$ 4,454,188	$ 4,363,277
Total liabilities and equity	$ 8,358,085	$ 8,301,632	$ 8,316,866
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited		September 30		September 30
in thousands, except per share data	2016	2015	2016	2015
Total revenues	$ 1,008,140	$ 1,038,460	$ 2,719,693	$ 2,564,896
Cost of revenues	703,931	747,170	1,958,581	1,961,292
Gross profit	304,209	291,290	761,112	603,604
Selling, administrative and general expenses	76,311	71,390	235,460	207,350
Gain on sale of property, plant & equipment
and businesses	2,023	799	2,934	7,423
Business interruption claims recovery	690	0	11,652	0
Impairment of long-lived assets	0	0	(10,506)	(5,190)
Restructuring charges	0	(448)	(320)	(4,546)
Other operating expense, net	(3,535)	(8,045)	(23,629)	(17,201)
Operating earnings	227,076	212,206	505,783	376,740
Other nonoperating income (expense), net	990	(2,818)	325	(2,277)
Interest expense, net	33,126	37,800	100,192	183,931
Earnings from continuing operations
before income taxes	194,940	171,588	405,916	190,532
Provision for income taxes	52,062	45,386	116,026	51,177
Earnings from continuing operations	142,878	126,202	289,890	139,355
Loss on discontinued operations, net of tax	(3,113)	(2,397)	(7,451)	(7,066)
Net earnings	$ 139,765	$ 123,805	$ 282,439	$ 132,289
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	307	282	902	5,607
Amortization of actuarial loss and prior service
cost for benefit plans	20	3,883	61	9,261
Other comprehensive income	327	4,165	963	14,868
Comprehensive income	$ 140,092	$ 127,970	$ 283,402	$ 147,157
Basic earnings (loss) per share
Continuing operations	$ 1.07	$ 0.95	$ 2.17	$ 1.05
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.06)
Net earnings	$ 1.05	$ 0.93	$ 2.12	$ 0.99
Diluted earnings (loss) per share
Continuing operations	$ 1.06	$ 0.93	$ 2.14	$ 1.03
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.05)
Net earnings	$ 1.04	$ 0.91	$ 2.09	$ 0.98
Weighted-average common shares outstanding
Basic	133,019	133,474	133,418	133,082
Assuming dilution	135,033	135,558	135,192	134,942
Cash dividends per share of common stock	$ 0.20	$ 0.10	$ 0.60	$ 0.30
Depreciation, depletion, accretion and amortization	$ 72,049	$ 69,662	$ 213,362	$ 204,770
Effective tax rate from continuing operations	26.7%	26.5%	28.6%	26.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited		September 30
in thousands	2016	2015
Operating Activities
Net earnings	$ 282,439	$ 132,289
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	213,362	204,770
Net gain on sale of property, plant & equipment and businesses	(2,934)	(7,423)
Contributions to pension plans	(7,126)	(11,337)
Share-based compensation expense	15,645	14,020
Excess tax benefits from share-based compensation	(26,747)	(16,950)
Deferred tax provision (benefit)	25,094	(7,640)
Cost of debt purchase	0	67,075
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(121,097)	(79,000)
Other, net	(33,188)	(14,467)
Net cash provided by operating activities	$ 345,448	$ 281,337
Investing Activities
Purchases of property, plant & equipment	(287,440)	(214,815)
Proceeds from sale of property, plant & equipment	5,865	4,464
Payment for businesses acquired, net of acquired cash	(1,611)	(20,801)
Decrease in restricted cash	1,150	0
Other, net	2,488	(301)
Net cash used for investing activities	$ (279,548)	$ (231,453)
Financing Activities
Proceeds from line of credit	3,000	291,000
Payments of line of credit	(3,000)	(206,000)
Payments of current maturities and long-term debt	(14)	(545,056)
Proceeds from issuance of long-term debt	0	400,000
Debt and line of credit issuance costs	0	(7,382)
Purchases of common stock	(161,463)	0
Dividends paid	(79,865)	(39,878)
Proceeds from exercise of stock options	0	67,888
Excess tax benefits from share-based compensation	26,747	16,950
Other, net	0	2
Net cash used for financing activities	$ (214,595)	$ (22,476)
Net increase (decrease) in cash and cash equivalents	(148,695)	27,408
Cash and cash equivalents at beginning of year	284,060	141,273
Cash and cash equivalents at end of period	$ 135,365	$ 168,681
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from the audited financial statement, but it does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as described in Note 2, the results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2016 presentation.

RESTRUCTURING CHARGES

In 2014, we announced changes to our executive management team, and a new divisional organization structure that was effective January 1, 2015. During the nine months ended September 30, 2016 and September 30, 2015, we incurred $320,000 and $4,546,000, respectively, of costs related to these initiatives. We do not expect to incur any future charges related to this initiative.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Weighted-average common shares
outstanding	133,019	133,474	133,418	133,082
Dilutive effect of
Stock-Only Stock Appreciation Rights	961	919	957	1,024
Other stock compensation plans	1,053	1,165	817	836
Weighted-average common shares
outstanding, assuming dilution	135,033	135,558	135,192	134,942

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. There were no excluded shares for the periods presented.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Antidilutive common stock equivalents	2	545	234	555

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Discontinued Operations
Pretax loss	$ (5,135)	$ (3,974)	$ (12,312)	$ (11,627)
Income tax benefit	2,022	1,577	4,861	4,561
Loss on discontinued operations,
net of tax	$ (3,113)	$ (2,397)	$ (7,451)	$ (7,066)

The losses from discontinued operations noted above include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. These losses resulted primarily from charges associated with the Lower Passaic and Texas Brine matters as further discussed in Note 8.

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

In the third quarter of 2016, we recorded income tax expense from continuing operations of $52,062,000 compared to $45,386,000 in the third quarter of 2015. The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax earnings.

For the first nine months of 2016, we recorded income tax expense from continuing operations of $116,026,000 compared to $51,177,000 for the first nine months of 2015. The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax earnings.

We recognize deferred tax assets and liabilities (which reflect our best assessment of the future taxes we will pay) based on the differences between the book basis and tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns while deferred tax liabilities represent items that will result in additional tax in future tax returns. With our adoption of Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes” as of December 31, 2015, all deferred tax assets and liabilities are presented as noncurrent. We adopted this standard prospectively and as a result, we did not restate periods prior to adoption.

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

Based on our third quarter 2016 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of certain state net operating loss carryforwards. For December 31, 2016, we project deferred tax assets related to state net operating loss carryforwards of $55,318,000, of which $52,995,000 relates to Alabama. The Alabama net operating loss carryforward, if not utilized, would expire in years 2022 – 2029. Prior to 2015, we carried a full valuation allowance against this Alabama deferred tax asset as we did not expect to utilize any portion of it. During 2015, we restructured our legal entities which, among other benefits, resulted in a partial release of the valuation allowance in the amount of $4,655,000 during the third quarter of 2015. Our analyses over the last four quarters have confirmed our third quarter 2015 conclusion but resulted in no further reductions of the valuation allowance. We expect to further reduce, or possibly eliminate, this valuation allowance once we have returned to sustained profitability (as defined in our most recent Annual Report on Form 10-K), which we project could occur in the fourth quarter of 2016.

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

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Deferred Revenue
Balance at beginning of period	$ 210,200	$ 217,429	$ 214,060	$ 219,968
Amortization of deferred revenue	(2,068)	(1,778)	(5,928)	(4,317)
Balance at end of period	$ 208,132	$ 215,651	$ 208,132	$ 215,651

Based on expected sales from the specified quarries, we expect to recognize approximately $6,400,000 of deferred revenue as income during the 12-month period ending September 30, 2017 (reflected in other current liabilities in our 2016 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	September 30	December 31	September 30
in thousands	2016	2015	2015
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 6,601	$ 11,472	$ 12,081
Equities	8,574	8,992	8,778
Total	$ 15,175	$ 20,464	$ 20,859

Level 2 Fair Value
	September 30	December 31	September 30
in thousands	2016	2015	2015
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 2,144	$ 2,124	$ 1,464
Total	$ 2,144	$ 2,124	$ 1,464

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

Net gains (losses) of the Rabbi Trust investments were $1,379,000 and $(1,964,000) for the nine months ended September 30, 2016 and 2015, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at September 30, 2016 and 2015 were $273,000 and $(2,068,000), respectively.

The year-to-date decrease of $5,269,000 in total Rabbi Trust asset fair values at September 30, 2016 is primarily attributable to the elections by several retired executives to receive their distributions from the nonqualified retirement and deferred compensation plans.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Assets subject to fair value measurement on a nonrecurring basis are summarized below:

	Period ending September 30, 2016		Period ending September 30, 2015
		Impairment		Impairment
in thousands	Level 2	Charges	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment, net	$ 0	$ 1,359	$ 0	$ 2,176
Other intangible assets, net	0	8,180	0	2,858
Other assets	0	967	0	156
Total	$ 0	$ 10,506	$ 0	$ 5,190

We recorded $10,506,000 and $5,190,000 of losses on impairment of long-lived assets for the nine months ended September 30, 2016 and 2015, respectively, reducing the carrying value of these Aggregates segment assets to their estimated fair values of $0 and $0. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2016	2015	2016	2015
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (507)	$ (467)	$ (1,490)	$ (9,282)

The loss reclassified from AOCI for the nine months ended September 30, 2015 includes the acceleration of a proportional amount of the deferred loss in the amount of $7,208,000, referable to the debt purchases as described in Note 7.

For the 12-month period ending September 30, 2017, we estimate that $2,135,000 of the pretax loss in AOCI will be reclassified to earnings.

FAIR VALUE HEDGES

In June 2011, we issued $500,000,000 of 6.50% fixed-rate notes due in 2016 to refinance near term floating-rate debt. Concurrently, we entered into interest rate swap agreements in the stated amount of $500,000,000 to reestablish the pre-refinancing mix of fixed-rate and floating-rate debt. Under these agreements, we paid 6-month London Interbank Offered Rate (LIBOR) plus a spread of 4.05% and received a fixed interest rate of 6.50%. Additionally, in June 2011, we entered into interest rate swap agreements on our $150,000,000 of 10.125% fixed-rate notes due in 2015. Under these agreements, we paid 6-month LIBOR plus a spread of 8.03% and received a fixed interest rate of 10.125%. In August 2011, we terminated and settled these interest rate swap agreements for $25,382,000 of cash proceeds. The $23,387,000 gain component of the settlement (cash proceeds less $1,995,000 of accrued interest) was added to the carrying value of the related debt and was amortized as a reduction to interest expense over the terms of the related debt using the effective interest method.

This deferred gain amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Deferred Gain on Settlement
Amortized to earnings as a reduction
to interest expense	$ 0	$ 282	$ 0	$ 2,795

The deferred gain was fully amortized in December 2015, concurrent with the retirement of the 10.125% notes due 2015. The amortized deferred gain for the nine months ended September 30, 2015 includes the acceleration of a proportional amount of the deferred gain in the amount of $1,642,000 referable to the debt purchases as described in Note 7.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in thousands	Interest Rates	2016	2015	2015
Short-term Debt
Bank line of credit expires 2020 [1,2,3]	n/a	$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2020 [1,2,3]	1.25%	$ 235,000	$ 235,000	$ 85,000
10.125% notes due 2015	n/a	0	0	150,000
7.00% notes due 2018	7.87%	272,512	272,512	272,512
10.375% notes due 2018	10.63%	250,000	250,000	250,000
7.50% notes due 2021	7.75%	600,000	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	240,188	240,188	240,188
Other notes [3]	6.24%	484	498	503
Total long-term debt - face value		$ 2,004,184	$ 2,004,198	$ 2,004,203
Unamortized discounts and debt issuance costs		(20,414)	(23,734)	(24,821)
Unamortized deferred interest rate swap gain [4]		0	0	241
Total long-term debt - book value		$ 1,983,770	$ 1,980,464	$ 1,979,623
Less current maturities		131	130	130
Total long-term debt - reported value		$ 1,983,639	$ 1,980,334	$ 1,979,493
Estimated fair value of long-term debt		$ 2,305,065	$ 2,204,816	$ 2,191,361

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	The effective interest rate is the spread over LIBOR as of the most recent balance sheet date.
3	Non-publicly traded debt.
4	The unamortized deferred gain was realized upon the August 2011 settlement of interest rate swaps as described in Note 6.

Our total long-term debt  - book value is presented in the table above net of unamortized discounts from par, unamortized deferred debt issuance costs and unamortized deferred interest rate swap settlement gain. Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $3,320,000 of net interest expense for these items for the nine months ended September 30, 2016.

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

The line of credit agreement expires in June 2020 and contains affirmative, negative and financial covenants customary for an unsecured facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of September 30, 2016, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 2.00%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 1.00%. The credit margin for both LIBOR and base rate borrowings is determined by either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower credit spread. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.35% determined by either our ratio of debt to EBITDA or our credit ratings, based on the metric that produces the lower fee. As of September 30, 2016, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of September 30, 2016, our available borrowing capacity was $475,160,000. Utilization of the borrowing capacity was as follows:

▪	$235,000,000 was borrowed
▪	$39,840,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. All such debt, other than the $484,000 of other notes, is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of September 30, 2016, we were in compliance with all of the term debt covenants.

In December 2015, we repaid our $150,000,000 10.125% notes due 2015 via borrowing on our line of credit. In August 2015, we repaid our $14,000,000 industrial revenue bond due 2022 via borrowing on our line of credit. These repayments did not incur any prepayment penalties.

In March 2015, we issued $400,000,000 of 4.50% senior notes due 2025. Proceeds (net of underwriter fees and other transaction costs) of $395,207,000 were partially used to fund the March 30, 2015 purchase, via tender offer, of $127,303,000 principal amount (32%) of the 7.00% notes due 2018. The March 2015 debt purchase cost $145,899,000, including an $18,140,000 premium above the principal amount of the notes and transaction costs of $456,000. The premium primarily reflects the trading price of the notes relative to par prior to the tender offer commencement. Additionally, we recognized $3,138,000 of net noncash expense associated with the acceleration of a proportional amount of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined first quarter 2015 charge of $21,734,000 was a component of interest expense for the nine months ended September 30, 2015.

The remaining net proceeds from the March 2015 debt issuance, together with cash on hand and borrowings under our line of credit, funded: (1) the April 2015 redemption of $218,633,000 principal amount (100%) of the 6.40% notes due 2017, (2) the April 2015 redemption of $125,001,000 principal amount (100%) of the 6.50% notes due 2016 and (3) the April 2015 purchase, via the tender offer commenced in March 2015 of $185,000 principal amount (less than 1%) of the 7.00% notes due 2018. The April 2015 debt purchases cost $385,024,000, including a $41,153,000 premium above the principal amount of the notes and transaction costs of $52,000. The premium primarily reflects the make-whole value of the 2016 notes and the 2017 notes. Additionally, we recognized $4,136,000 of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs, and deferred interest rate derivative settlement gains and losses. The combined second quarter 2015 charge of $45,341,000 was a component of interest expense for the nine months ended September 30, 2015.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2016 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 34,111
Reclamation/restoration requirements	5,729
Total	$ 39,840

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $39,840,000 as of September 30, 2016.

As described in Note 9, our asset retirement obligations totaled $214,686,000 as of September 30, 2016.

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

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the Cooperating Parties Group) to a May 2007 Administrative Order on Consent (AOC) with the EPA to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). However, before the draft RI/FS was issued in final form, the EPA issued a record of decision (ROD) in March 2016 that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is $1.38 billion. In September 2016, the EPA entered into an Administrative Settlement Agreement and Order on Consent with Occidental Chemical Corporation (Occidental) in which Occidental agreed to undertake the remedial design for this bank-to-bank dredging remedy, and to reimburse the United States for certain response costs.

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

The AOC does not obligate us to fund or perform the remedial action contemplated by either the draft RI/FS or the ROD. Furthermore, the parties who will participate in funding the remediation and their respective allocations, have not been determined. Vulcan does not agree that a bank-to-bank remedy is warranted, and Vulcan is not obligated to fund any of the remedial action at this time; nevertheless, we previously estimated the cost to be incurred by us as a potential participant in a bank-to-bank dredging remedy and recorded an immaterial loss for this matter in 2015.

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

There are numerous defendants to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine. Vulcan has since been added as a direct and third-party defendant by other parties, including a direct claim by the state of Louisiana. The damages alleged in the litigation range from individual plaintiffs’ claims for property damage, to the state of Louisiana’s claim for response costs, to claims for physical damages to oil pipelines, to business interruption claims. In addition to the plaintiffs’ claims, Vulcan has also been sued for contractual indemnity and comparative fault by both Texas Brine and Occidental.  The total amount of damages claimed is in excess of $500 million. It is alleged that the sinkhole was caused, in whole or in part, by Vulcan’s negligent actions or failure to act. It is also alleged that Vulcan breached the salt lease, as well as an operating agreement and a drilling agreement with Texas Brine; that Vulcan is strictly liable for certain property damages in its capacity as a former assignee of the salt lease; and that Vulcan violated certain covenants and conditions in the agreement under which it sold its Chemicals Division in 2005. Vulcan has made claims for contractual indemnity, comparative fault, and breach of contract against Texas Brine, as well as claims for contractual indemnity and comparative fault against Occidental. Discovery is ongoing and the first trial date in any of these cases has been set for March 2017. At this time, we cannot reasonably estimate a range of liability pertaining to this matter.

▪

HEWITT LANDFILL MATTER (SUPERFUND SITE) — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles. The CAO follows a 2014 Investigative Order from the RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring Vulcan to provide groundwater monitoring results to the RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. In April 2016, Vulcan submitted an interim remedial action plan (IRAP) to the RWQCB, proposing a pilot test of a pump and treat system; testing and implementation of a leachate recovery system; and storm water capture and conveyance improvements. Until this pilot testing and additional investigative work is complete, we are unable to estimate the cost of remedial action.

Vulcan is also engaged in an ongoing dialogue with the EPA, the Los Angeles Department of Water and Power, and other stakeholders regarding the potential contribution of the Hewitt Landfill to groundwater contamination in the North Hollywood Operable Unit (NHOU) of the San Fernando Valley Superfund Site. We are gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area.  In July 2016, the EPA sent a letter to Vulcan requesting that we enter into an AOC for remedial design work at the NHOU including, but not limited to, the design of two or more groundwater extraction wells to be located south of the Hewitt Landfill. In September 2016, Vulcan sent a letter to the EPA agreeing to negotiate an AOC and develop a remedial design. The estimated costs to develop the remedial design were immaterial and accrued in the third quarter, and we expect negotiation of the AOC to begin in the fourth quarter of 2016.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and nine month periods ended September 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
ARO Operating Costs
Accretion	$ 2,692	$ 2,766	$ 8,163	$ 8,553
Depreciation	1,469	1,681	4,783	4,683
Total	$ 4,161	$ 4,447	$ 12,946	$ 13,236

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Asset Retirement Obligations
Balance at beginning of period	$ 217,043	$ 234,919	$ 226,594	$ 226,565
Liabilities incurred	0	0	505	6,159
Liabilities settled	(3,937)	(5,318)	(14,256)	(13,318)
Accretion expense	2,692	2,766	8,163	8,553
Revisions, net	(1,112)	2,313	(6,320)	6,721
Balance at end of period	$ 214,686	$ 234,680	$ 214,686	$ 234,680

The liabilities incurred for 2015 noted above relate to the acquisitions in Arizona and New Mexico as described in Note 16. The net revisions relate to revised cost estimates and spending patterns for several quarries located primarily in California.

Note 10: Benefit Plans

We sponsor three qualified, noncontributory defined benefit pension plans. These plans cover substantially all employees hired prior to July 2007, other than those covered by union-administered plans. Normal retirement age is 65, but the plans contain provisions for earlier retirement. Benefits for the Salaried Plan and the Chemicals Hourly Plan are generally based on salaries or wages and years of service; the Construction Materials Hourly Plan provides benefits equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$ 1,335	$ 1,213	$ 4,007	$ 3,638
Interest cost	9,127	11,004	27,379	33,077
Expected return on plan assets	(12,891)	(13,683)	(38,672)	(41,051)
Settlement charge	0	2,031	0	2,031
Amortization of prior service cost (credit)	(11)	12	(32)	36
Amortization of actuarial loss	1,540	5,383	4,622	16,292
Net periodic pension benefit cost (credit)	$ (900)	$ 5,960	$ (2,696)	$ 14,023
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1,529	$ 7,426	$ 4,590	$ 18,359

The 2015 settlement charge noted above relates to a lump sum payment to a former employee from the nonqualified plan. This charge is reflected within both cost of revenues, and selling, administrative and general expenses in our accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015.

The contributions to pension plans for the nine months ended September 30, 2016 and 2015, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under the nonqualified plans. We do not expect to be required to make contributions to the qualified plans through 2017.

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

The following table sets forth the components of net periodic postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$ 281	$ 473	$ 842	$ 1,420
Interest cost	302	621	907	1,864
Amortization of prior service credit	(1,059)	(1,058)	(3,177)	(3,174)
Amortization of actuarial (gain) loss	(438)	9	(1,313)	28
Net periodic postretirement benefit cost (credit)	$ (914)	$ 45	$ (2,741)	$ 138
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,497)	$ (1,049)	$ (4,490)	$ (3,146)

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2016	2015	2015
AOCI
Cash flow hedges	$ (13,592)	$ (14,494)	$ (14,715)
Pension and postretirement plans	(105,514)	(105,575)	(132,131)
Total	$ (119,106)	$ (120,069)	$ (146,846)

Changes in AOCI, net of tax, for the nine months ended September 30, 2016 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2015	$ (14,494)	$ (105,575)	$ (120,069)
Amounts reclassified from AOCI	902	61	963
Net current period OCI changes	902	61	963
Balance as of September 30, 2016	$ (13,592)	$ (105,514)	$ (119,106)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 507	$ 467	$ 1,490	$ 9,282
Benefit from income taxes	(200)	(185)	(588)	(3,675)
Total [1]	$ 307	$ 282	$ 902	$ 5,607
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 27	$ 5,242	$ 82	$ 12,417
Selling, administrative and general expenses	6	1,136	18	2,796
Benefit from income taxes	(13)	(2,495)	(39)	(5,952)
Total [2]	$ 20	$ 3,883	$ 61	$ 9,261
Total reclassifications from AOCI to earnings	$ 327	$ 4,165	$ 963	$ 14,868

[1]	Total for nine months ended September 30, 2015 includes the acceleration of a proportional amount of deferred losses on interest rate derivatives (see Note 6) referable to debt purchases (see Note 7).
[2]	Totals for the three and nine months ended September 30, 2015 include a one-time settlement loss resulting from a lump sum payment to a former employee (see Note 10).

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

Changes in total equity are summarized below:

	Nine Months Ended
	September 30
in thousands	2016	2015
Total Equity
Balance at beginning of year	$ 4,454,188	$ 4,176,699
Net earnings	282,439	132,289
Common stock issued
Share-based compensation, net of shares withheld for taxes	(34,684)	48,329
Purchase and retirement of common stock	(161,463)	0
Share-based compensation expense	15,645	14,020
Excess tax benefits from share-based compensation	26,747	16,950
Cash dividends on common stock ($0.60/$0.30 per share)	(79,865)	(39,878)
Other comprehensive income	963	14,868
Other	0	0
Balance at end of period	$ 4,503,970	$ 4,363,277

There were no shares held in treasury as of September 30, 2016, December 31, 2015 and September 30, 2015. Stock purchases were as follows:

▪	nine months ended September 30, 2016 – purchased and retired 1,426,659 shares for a cost of $161,463,000
▪	twelve months ended December 31, 2015 – purchased and retired 228,000 shares for a cost of $21,475,000
▪	nine months ended September 30, 2015 – no shares were purchased

As of September 30, 2016, 1,756,757 shares may be purchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2016	2015	2016	2015
Total Revenues
Aggregates [1]	$ 821,809	$ 830,783	$ 2,248,174	$ 2,067,671
Asphalt Mix	157,406	178,865	388,560	410,934
Concrete	91,147	88,013	242,790	226,400
Calcium	2,373	2,202	6,732	6,453
Segment sales	$ 1,072,735	$ 1,099,863	$ 2,886,256	$ 2,711,458
Aggregates intersegment sales	(64,595)	(61,403)	(166,563)	(146,562)
Total revenues	$ 1,008,140	$ 1,038,460	$ 2,719,693	$ 2,564,896
Gross Profit
Aggregates	$ 261,762	$ 250,866	$ 664,154	$ 525,816
Asphalt Mix	32,889	30,020	76,028	59,973
Concrete	8,711	9,578	18,334	15,280
Calcium	847	826	2,596	2,535
Total	$ 304,209	$ 291,290	$ 761,112	$ 603,604
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 60,204	$ 57,732	$ 177,129	$ 170,251
Asphalt Mix	4,100	4,124	12,468	12,131
Concrete	3,072	2,955	9,141	8,457
Calcium	198	170	577	496
Other	4,475	4,681	14,047	13,435
Total	$ 72,049	$ 69,662	$ 213,362	$ 204,770
Identifiable Assets [2]
Aggregates			$ 7,671,222	$ 7,533,172
Asphalt Mix			243,909	315,003
Concrete			188,169	188,331
Calcium			5,392	5,615
Total identifiable assets			$ 8,108,692	$ 8,042,121
General corporate assets			114,028	106,064
Cash and cash equivalents			135,365	168,681
Total			$ 8,358,085	$ 8,316,866

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and other revenues related to services.
2

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2016	2015
Cash Payments
Interest (exclusive of amount capitalized)	$ 69,865	$ 136,123
Income taxes	92,397	46,271
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 10,493	$ 11,941
Amounts referable to business acquisitions
Liabilities assumed	0	2,645
Fair value of noncash assets and liabilities exchanged	0	20,000

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September 30, 2016 and 2015.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2015 to September 30, 2016 are summarized below:

GOODWILL

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2015	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses	0	0	0	0	0
Goodwill of divested businesses	0	0	0	0	0
Total as of September 30, 2016	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

ACQUISITIONS

Through the nine months ended September 30, 2016, we purchased the following for $1,611,000 of cash consideration:

▪	assets of a trucking business to complement our aggregates logistics and distribution activities

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

On September 30, 2016, we funded a $19,500,000 acquisition that closed on Saturday, October 1, 2016. This payment is reflected in prepaid assets in our Condensed Consolidated Balance Sheet as of September 30, 2016.

DIVESTITURES AND PENDING DIVESTITURES

As noted above, in 2015 (first quarter), we exchanged twelve ready-mixed concrete operations in California (representing all of our California concrete operations) for thirteen asphalt mix plants (primarily in Arizona) resulting in a pretax gain of $5,886,000.

No assets met the criteria for held for sale at September 30, 2016, December 31, 2015 or September 30, 2015.

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

ACCOUNTING STANDARDS PENDING ADOPTION

CASH FLOW CLASSIFICATION  In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU adds or clarifies guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

CREDIT LOSSES  In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which amends guidance on the impairment of financial instruments. The new guidance estimates credit losses based on expected losses, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018.  While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

SHARE-BASED PAYMENTS  In March 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for employee share-based payment transactions. Most significantly, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., the use of APIC pools will be eliminated). Additionally, the guidance requires cash paid for shares withheld (to satisfy the employer’s statutory income tax withholding obligation) to be presented as a financing activity in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods. Early adoption is permitted. While we are still quantifying the impact of ASU 2016-09, we expect that the elimination of APIC pools will significantly impact our provision for income taxes. Likewise, we expect the requirement to classify cash paid for shares withheld as a financing activity will significantly impact our operating and financing cash flows.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

Overview

Vulcan provides the basic materials for the infrastructure needed to expand the U.S. economy. We operate primarily in the U.S. and are the nation's largest producer of construction aggregates  (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete. Our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete.

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

Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available high-quality aggregates. We serve these markets from quarries that have access to long-haul transportation — shipping by barge and rail — and from our quarry on Mexico's Yucatan Peninsula with our fleet of Panamax-class, self-unloading ships.

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

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate acceptable financial returns. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our mid-Atlantic, Georgia, Southwestern and Western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our own operations.

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

EXECUTIVE SUMMARY

Financial highlights for third Quarter 2016

Compared to third quarter 2015:

▪	Total revenues decreased $30.3 million, or 3%, to $1,008.1 million
▪	Gross profit increased $12.9 million, or 4%, to $304.2 million
▪	Aggregates segment sales decreased $9.0 million, or 1%, to $821.8 million and aggregates freight-adjusted revenues increased $12.0 million, or 2%, to $641.1 million
▪	Shipments decreased 4%, or 2.3 million tons, to 50.3 million tons
▪	Freight-adjusted sales price increased 7%
▪	Segment gross profit increased $10.9 million, or 4%, to $261.8 million
▪	Incremental gross profit as a percentage of freight-adjusted revenues was 91%
▪	Asphalt Mix, Concrete and Calcium segment gross profit improved $2.0 million, or 5%, to $42.4 million, collectively
▪

Selling, Administrative and General (SAG) increased  $4.9 million and increased  0.7 percentage points (70 basis points) as a percentage of total revenues, due mainly to the amount and timing of spending for certain business initiatives

▪	Earnings from continuing operations were $142.9 million, or $1.06 per diluted share, compared to $126.2 million, or $0.93 per diluted share
▪	Discrete items in the third quarter of 2016 include:
▪	a $6.5 million tax benefit related to utilization of foreign tax credits
▪	a pretax charge of $1.1 million primarily related to environmental matters referable to divested assets
▪	a pretax gain of $0.2 million for business interruption claims, net of incentives
▪	Discrete items in the third quarter of 2015 include:
▪	a $4.7 million tax benefit related to the partial release of a state NOL carryforward valuation allowance
▪	a pretax charge of $4.2 million primarily related to environmental matters referable to divested assets
▪	a pretax charge of $0.4 million for restructuring
▪	Net earnings were $139.8 million, an increase of $16.0 million, or 13%
▪	Adjusted EBITDA was $301.0 million, an increase of $17.3 million, or 6%

Our third quarter results reflect continued strong earnings growth and margin expansion despite lower shipment levels. Slower than expected large project starts and extremely wet weather impacted shipments in several key markets throughout the quarter. Compared with the prior year’s third quarter, aggregates shipments declined 2.3 million tons, or 4%, while aggregates pricing increased $0.79 per ton, or 7%. Third quarter Aggregates segment gross profit grew 4%, despite slightly lower segment sales. Net earnings for the third quarter increased 13% and Adjusted EBITDA increased 6% versus the prior year as gross profit margins improved in the Aggregates and Asphalt Mix segments.

For the trailing twelve months, net earnings were $371.3 million and Adjusted EBITDA was $980.7 million, which represent gains of 118% and 28%, respectively, over the comparable prior period. Aggregates shipments for this period grew 5%, and pricing increased 8%.

Core profitability in our business continues to strengthen, despite recent volume headwinds in certain markets. So far this year, weather patterns and the timing of large project activity have led to higher month-to-month and state-to-state variability in our shipments, somewhat masking the continuing recovery in demand for construction materials across our footprint. However, our unit margins continue to improve. Per-ton gross profit in our Aggregates segment grew by 9% in the third quarter despite lower shipments and uneven production schedules. Year-to-date per-ton gross profit has improved by 22%. As a result, we remain on track to reach the low end of our 2016 profit plan despite shipments well below beginning-of-year expectations. Consistent with communications during our late September investor event in Atlanta, we expect full year 2016  Adjusted EBITDA of $1 billion, a 20% increase over the prior year. Longer-term project pipelines are healthy, and the foundations for sustained, multi-year volume and pricing growth remain in place.

At the end of the third quarter, total debt outstanding was approximately $2 billion, including $235.0 million of floating-rate borrowings. The quarter-end cash balance was $135.4 million.

As of September 30, cash capital expenditures were $287.4 million, including $83.6 million invested in the purchase of two replacement ships to transport aggregates from our  quarry in Mexico, as well as new site development and investment in other growth opportunities. For the full year, core capital expenditures are expected to be approximately $275 million. Internal growth capital investments, excluding acquisitions, are expected to be approximately $125 million

During the first nine months of 2016, we returned $241.3 million to shareholders through dividends and share repurchases. Year-to-date, we repurchased approximately 1.4 million shares  at an average cost of $113.18 per share.

The strong fundamentals of our aggregates-focused business and the outstanding improvement in our core profitability have led to strong earnings growth through the first nine months of 2016 despite slower than expected volume growth. Unit profitability continues to improve and incremental margins remain strong across our businesses. The core drivers of a continuing recovery in shipments remain firmly in place, with higher levels of publicly-funded construction activity just beginning to join the ongoing recovery in private demand. The pricing environment remains favorable. Construction starts in our markets strengthened in August and September after weakening for several months. Although it is too soon to issue firm guidance, at this point we would expect to see broad-based volume and pricing growth accompanied by continued margin expansion in 2017.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2016	2015	2016	2015
Gross profit	$ 304.2	$ 291.3	$ 761.1	$ 603.6
Total revenues	$ 1,008.1	$ 1,038.5	$ 2,719.7	$ 2,564.9
Gross profit margin	30.2%	28.1%	28.0%	23.5%

gross profit margin excluding freight and delivery revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2016	2015	2016	2015
Gross profit	$ 304.2	$ 291.3	$ 761.1	$ 603.6
Total revenues	$ 1,008.1	$ 1,038.5	$ 2,719.7	$ 2,564.9
Freight and delivery revenues [1]	143.8	160.6	407.3	403.5
Total revenues excluding freight and delivery revenues	$ 864.3	$ 877.9	$ 2,312.4	$ 2,161.4
Gross profit margin excluding
freight and delivery revenues	35.2%	33.2%	32.9%	27.9%

1	Includes freight to remote distribution sites.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2016	2015	2016	2015
Aggregates segment
Gross profit	$ 261.8	$ 250.9	$ 664.2	$ 525.8
Segment sales	$ 821.8	$ 830.8	$ 2,248.2	$ 2,067.7
Gross profit margin	31.9%	30.2%	29.5%	25.4%
Incremental gross profit margin	n/a		76.6%

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2016	2015	2016	2015
Aggregates segment
Gross profit	$ 261.8	$ 250.9	$ 664.2	$ 525.8
Segment sales	$ 821.8	$ 830.8	$ 2,248.2	$ 2,067.7
Less
Freight, delivery and transportation revenues [1]	176.9	196.4	494.0	484.4
Other revenues	3.8	5.3	11.4	16.0
Freight-adjusted revenues	$ 641.1	$ 629.1	$ 1,742.8	$ 1,567.3
Gross profit as a percentage of
freight-adjusted revenues	40.8%	39.9%	38.1%	33.5%
Incremental gross profit as a percentage of
freight-adjusted revenues	90.8%		78.9%

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2016	2015	2016	2015
Aggregates segment
Gross profit	$ 261.8	$ 250.9	$ 664.2	$ 525.8
DDA&A	60.2	57.7	177.1	170.3
Aggregates segment cash gross profit	$ 322.0	$ 308.6	$ 841.3	$ 696.1
Unit shipments - tons	50.3	52.6	138.3	133.6
Aggregates segment cash gross profit per ton	$ 6.40	$ 5.87	$ 6.09	$ 5.21
Asphalt Mix segment
Gross profit	$ 32.9	$ 30.0	$ 76.0	$ 60.0
DDA&A	4.1	4.1	12.5	12.1
Asphalt Mix segment cash gross profit	$ 37.0	$ 34.1	$ 88.5	$ 72.1
Concrete segment
Gross profit	$ 8.7	$ 9.6	$ 18.3	$ 15.3
DDA&A	3.1	3.0	9.1	8.5
Concrete segment cash gross profit	$ 11.8	$ 12.6	$ 27.4	$ 23.8
Calcium segment
Gross profit	$ 0.8	$ 0.8	$ 2.6	$ 2.5
DDA&A	0.2	0.2	0.6	0.5
Calcium segment cash gross profit	$ 1.0	$ 1.0	$ 3.2	$ 3.0

EBITDA and adjusted ebitda

EBITDA is an acronym for Earnings Before Interest, Taxes, Depreciation and Amortization and excludes discontinued operations. We adjust EBITDA for certain items to provide a more consistent comparison of performance from period to period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2016	2015	2016	2015
Net earnings	$ 139.8	$ 123.8	$ 282.4	$ 132.3
Provision for income taxes	52.1	45.4	116.0	51.2
Interest expense, net	33.1	37.8	100.2	183.9
Loss on discontinued operations, net of tax	3.1	2.4	7.5	7.1
EBIT	228.1	209.4	506.1	374.5
Depreciation, depletion, accretion and amortization	72.0	69.7	213.4	204.7
EBITDA	$ 300.1	$ 279.1	$ 719.5	$ 579.2
Gain on sale of real estate and businesses	$ 0.0	$ 0.0	$ 0.0	$ (5.9)
Business interruption claims recovery, net of incentives	(0.2)	0.0	(11.2)	0.0
Charges associated with acquisitions and divestitures	1.1	4.2	17.6	9.3
Impairment of long-lived assets	0.0	0.0	10.5	5.2
Restructuring charges	0.0	0.4	0.3	4.5
Adjusted EBITDA	$ 301.0	$ 283.7	$ 736.7	$ 592.3
Depreciation, depletion, accretion and amortization	(72.0)	(69.7)	(213.4)	(204.7)
Adjusted EBIT	$ 229.0	$ 214.0	$ 523.3	$ 387.6

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share data	2016	2015	2016	2015
Total revenues	$ 1,008.1	$ 1,038.5	$ 2,719.7	$ 2,564.9
Cost of revenues	703.9	747.2	1,958.6	1,961.3
Gross profit	$ 304.2	$ 291.3	$ 761.1	$ 603.6
Selling, administrative and general expenses	76.3	71.4	235.5	207.4
Gain on sale of property, plant & equipment
and businesses	2.0	0.8	2.9	7.4
Operating earnings	227.1	212.2	505.8	376.7
Interest expense, net	33.1	37.8	100.2	183.9
Earnings from continuing operations
before income taxes	194.9	171.6	405.9	190.5
Earnings from continuing operations	142.9	126.2	289.9	139.4
Loss on discontinued operations,
net of taxes	(3.1)	(2.4)	(7.5)	(7.1)
Net earnings	$ 139.8	$ 123.8	$ 282.4	$ 132.3
Basic earnings (loss) per share
Continuing operations	$ 1.07	$ 0.95	$ 2.17	$ 1.05
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.06)
Basic net earnings per share	$ 1.05	$ 0.93	$ 2.12	$ 0.99
Diluted earnings (loss) per share
Continuing operations	$ 1.06	$ 0.93	$ 2.14	$ 1.03
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.05)
Diluted net earnings per share	$ 1.04	$ 0.91	$ 2.09	$ 0.98
EBITDA	$ 300.1	$ 279.1	$ 719.5	$ 579.2
Adjusted EBITDA	$ 301.0	$ 283.7	$ 736.7	$ 592.3

third quarter 2016 Compared to third Quarter 2015

Third quarter 2016 total revenues were $1,008.1 million, down 3% from the third quarter of 2015. Shipments decreased in aggregates (-4%), asphalt mix (-11%) and ready-mixed concrete (less than -1%). Diesel fuel expenditures were $3.6 million lower, with most of this benefit realized in the Aggregates segment.

Net earnings for the third quarter of 2016 were $139.8 million, or $1.04 per diluted share, compared to $123.8 million, or $0.91 per diluted share, in the third quarter of 2015. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  third quarter of 2016 include pretax charges of $1.1 million associated with acquisitions and divestitures, which was more than offset by a $6.5 million tax benefit related to utilization of foreign tax credits and a pretax gain of $0.2 million for business interruption claims (net of incentives)

▪

Net earnings for the third quarter of 2015 include pretax charges of $4.2 million associated with acquisitions and divestitures and a $0.4 million pretax charge for restructuring, which were more than offset by a $4.7 million tax benefit related to the partial release of a state NOL carryforward valuation allowance

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2016 versus the third quarter of 2015 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2015	$ 171.6
Higher aggregates gross profit	10.9
Higher asphalt mix gross profit	2.9
Lower concrete gross profit	(0.9)
Higher selling, administrative and general expenses	(4.9)
Higher gain on sale of property, plant & equipment and businesses	1.2
Higher business interruption claims recovery	0.7
Lower restructuring charges	0.4
Lower interest expense, net	4.7
All other	8.3
Third quarter 2016	$ 194.9

Aggregates segment sales were $821.8 million, down 1%, from the prior year’s third quarter while aggregates freight-adjusted revenues were $641.1 million, up 2%. Third quarter aggregates shipments decreased 4%, or 2.3 million tons, compared to the third quarter of 2015. A slow-down in trailing twelve month construction starts that began in March, the timing of certain large projects, and weather patterns led to highly variable third quarter shipment results across our markets.  Arizona, Florida, Georgia and North Carolina saw shipment increases of between 12% and 21%. In contrast, California, Illinois and Texas experienced shipment declines of between 16% and 21%. Weather and other factors impacted shipments most severely during the month of August, with total shipments declining 8% from 2015 levels. During August, shipments in Texas fell over 30% relative to the prior year, shipments in Illinois fell over 20%, and shipments in Louisiana fell almost 40%.

For the trailing twelve months, shipments rose 5% over the comparable prior period. Despite these recent gains, demand for aggregates remains well below levels consistent with demographic growth in the U.S. We believe conditions remain in place for a sustained, multi-year recovery in demand for aggregates, although quarter-to quarter trends may vary significantly.

For the quarter, freight-adjusted average sales price for aggregates increased 7%, or $0.79 per ton, versus the prior year. On a trailing twelve months basis, pricing in all of our major markets has increased versus the prior year’s comparable period. The overall pricing climate remains favorable as visibility to a sustained recovery improves and as construction materials producers stay focused on earning adequate returns on capital.

Third quarter unit cost of sales (freight-adjusted) in the Aggregates segment increased 5% versus the prior year’s third quarter. Excluding the benefits of lower unit costs for diesel fuel, unit costs were approximately 6% higher in the quarter due to reduced fixed cost absorption and other cost effects of lower volumes. For the trailing twelve months, unit cost of sales (freight-adjusted),  excluding the impact of lower diesel costs, was essentially flat.

Aggregates segment unit margins continued to increase, including in key markets challenged by recent weakness in shipping rates. Gross profit per ton increased $0.44, or 9%, from the prior year’s third quarter. On a trailing twelve months basis, unit gross profit has increased 25%, to $4.89 per ton, while unit cash gross profit has increased 19% to $6.17 per ton.

For the quarter, our Aggregates segment gross profit flow-through rate was strong due to solid price growth and a continuing commitment to plant-level cost controls and operating disciplines. Freight adjusted revenues increased $12.0 million, while gross profit for the segment increased $10.9 million. Incremental gross profit was 91% of incremental freight-adjusted revenues. Because quarterly results can vary significantly due to seasonality and other factors, we encourage investors to also consider longer-term trends. On a trailing twelve months same-store basis, this flow-through rate has consistently exceeded our stated goal of 60% beginning in the first quarter of 2014.

Asphalt Mix segment gross profit was $32.9 million in the third quarter of 2016 versus $30.0 million in the prior year. Volumes decreased 11% due to the same factors impacting the Aggregates segment noted above. However, solid sales and operating disciplines as well as effective materials margin management offset the earnings effect of the drop in volume.

Concrete segment gross profit was $8.7 million compared to  $9.6 million in the prior year’s third quarter. Sales volumes were flat versus the prior year as higher volumes in Arizona and Georgia helped offset lower volumes in Maryland, Texas and Virginia. Unit gross profit was slightly lower versus the prior year period due primarily to unfavorable impact from geographic mix.

Our Calcium segment reported gross profit of $0.8 million in the third quarter of 2016,  in line with the prior year’s third quarter.

SAG expenses increased $4.9 million versus the prior year. The year-over-year increase resulted primarily from spending for initiatives to improve business processes and investments to enhance sales initiatives. For the year, SAG expense should approximate $310 million.

Gain on sale of property, plant & equipment and businesses was $2.0  million in the third quarter of 2016 compared to $0.8 million in the third quarter of 2015.

There were no restructuring charges in the third quarter of 2016 compared to $0.4 million in the third quarter of 2015. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $3.5  million in the third quarter of 2016 versus $8.0 million in the third quarter of 2015.

Net interest expense was $33.1 million in the third quarter of 2016 compared to $37.8 million in 2015.

Income tax expense from continuing operations was  $52.1 million in the third quarter of 2016 compared to $45.4 million in the third quarter of 2015.  The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax earnings.

Earnings from continuing operations were $1.06 per diluted share in the third quarter of 2016 compared to $0.93 per diluted share in the third quarter of 2015.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $5.1 million in 2016 and $4.0 million in 2015. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

year-to-date September 30, 2016 Compared to year-to-date September 30, 2015

Total revenues for the first nine months of 2016 were $2,719.7 million, up 6% from the first nine months of 2015. Shipments increased in aggregates (+4%) and ready-mixed concrete (+4%) while they were down in asphalt mix (-5%). Diesel fuel expenditures were $17.1 million lower, with most of this benefit realized in the Aggregates segment.

Net earnings for the first nine months of 2016 were $282.4 million, or $2.09 per diluted share, compared to $132.3 million, or $0.98 per diluted share, in the first nine months of 2015. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  first nine months of 2016 include pretax charges of $17.5 million associated with acquisitions and divestitures, pretax charges of $10.5 million from asset impairment losses and a $0.3 million pretax charge for restructuring. These unfavorable items were more than offset by a pretax gain of $11.2 million from business interruption claims (net of incentives) and a $6.5 million tax benefit related to utilization of foreign tax credits

▪

Net earnings for the first nine months of 2015 include a pretax loss of $3.3 million (net of $9.3 million of charges associated with acquisitions and divestitures) related to the sale of real estate and businesses, a $4.5 million pretax charge for restructuring, a $5.2 million pretax asset impairment loss, and a pretax loss on debt purchases of $67.1 million presented as a component of interest expense (see Note 7 to the condensed consolidated financial statements). These unfavorable items were partially offset by a $4.7 million tax benefit related to a state NOL valuation allowance partial release

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2016 versus year-to-date September 30, 2015 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2015	$ 190.5
Higher aggregates gross profit	138.3
Higher asphalt mix gross profit	16.1
Higher concrete gross profit	3.1
Higher calcium gross profit	0.1
Higher selling, administrative and general expenses	(28.1)
Lower gain on sale of property, plant & equipment and businesses	(4.5)
Higher business interruption claims recovery	11.7
Higher impairment charges	(5.3)
Lower restructuring charges	4.2
Lower interest expense, net	83.7
All other	(3.9)
Year-to-date September 30, 2016	$ 405.9

Gross profit for our Aggregates segment was $664.2 million for the first nine months of 2016 versus $525.8 million in 2015. Aggregates segment sales of $2,248.2 million were up 9%, while aggregates freight-adjusted revenues  of  $1,742.8 million were up 11%.  Year-to-date aggregates shipments increased 4%, or 4.7 million tons, compared to the prior year — the level of increase was muted by wet weather and the timing of large projects in a number of our markets during the second and third quarters of 2016. Freight-adjusted average sales price for aggregates increased 8%, or $0.88 per ton, versus the first nine months of 2015,  with all major markets realizing price improvement. Year-to-date unit cost of sales (freight-adjusted) in the Aggregates segment was flat versus the first nine months of 2015; excluding the benefits of lower unit costs for diesel fuel, unit costs were up 2%. Gross profit per ton increased $0.86, or 22%, from the prior year’s first nine months.

For the first nine months of 2016, our Aggregates segment gross profit flow-through remained strong. Freight-adjusted revenues increased $175.4 million, while gross profit for the segment increased $138.3 million. Thus, incremental gross profit was 79%  of incremental freight-adjusted revenues.

Asphalt Mix segment gross profit of  $76.0 million was up $16.1 million from the first nine months of 2015. This improvement resulted from effective materials margin management as volume and pricing were down 5% and 1%, respectively.

Concrete segment gross profit was $18.3 million for the first nine months of 2016, an improvement of $3.1 million from the prior year. This improvement resulted from increased ready-mix concrete volumes (+4%) and pricing (+3%).

Our Calcium segment reported gross profit of $2.6 million in the first nine months of 2016, up slightly from the $2.5 million in the first nine months of 2015.

SAG expenses increased $28.1 million and 0.6 percentage points (60 basis points) as a percentage of total revenues. The increase was due primarily to certain compensation-related charges in 2016 as a result of the significant improvement in our business performance and stock price, and investments to enhance our sales initiatives.

Gain on sale of property, plant & equipment and businesses was $2.9 million in the first nine months of 2016 compared to $7.4 million in the first nine months of 2015.

Our year-to-date September 2016 results include a gain of $11.7 million related to the settlement of 18 of 22 business interruption claims from the 2010 Gulf Coast oil spill.

We recorded $10.5 million and $5.2 million of losses on impairment of long-lived assets for the nine months ended September 30, 2016 and 2015, respectively.  During the second quarter of 2016, we wrote off $0.9 million of nonrecoverable project costs related to two Aggregates segment capital projects that we no longer intend to complete. During the first quarter of 2016, we terminated a non-strategic aggregates site lease we no longer intended to develop resulting in a $9.6 million charge for impairment of long-lived assets. During the second quarter of 2015, we did not renew an Aggregates segment lease on a land parcel in California resulting in a $5.2 million charge for impairment of long-lived assets related to the associated reclamation obligation (see Note 5 to the condensed consolidated financial statements).

Restructuring charges were $0.3 million in the first nine months of 2016 compared to $4.5 million in the first nine months of 2015. See Note 1 to the condensed consolidated financial statements for an explanation of these costs.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $23.6 million in the first nine months of 2016 versus $17.2 million in the first nine months of 2015.  The year-over-year increase resulted mostly from $16.7 million of the aforementioned $17.5 million of discrete charges associated with acquisitions and divestitures (the remainder, $0.8 million of business development costs, was charged to SAG expense). These discrete items are composed of charges associated with office space no longer needed and vacated ($5.2 million), the write-off of a prepaid royalty asset resulting from a change in long-term mining plans ($3.6 million), a property litigation settlement ($1.9 million), a pension withdrawal settlement revision ($1.5 million) and environmental liability accruals associated with previously divested properties ($4.5 million).

Net interest expense was $100.2 million in the first nine months of 2016 compared to $183.9 million in 2015. The lower interest expense is due mostly to the 2015 debt refinancing charges of $67.1 million described in Note 7 to the condensed consolidated financial statements.

Income tax expense from continuing operations was  $116.0 million in the first nine months of 2016 compared to $51.2 million in the first nine months of 2015.  The increase in our income tax expense resulted largely from applying the statutory rate to the increase in our pretax earnings.

Earnings from continuing operations were $2.14 per diluted share in the first nine months of 2016 compared to $1.03 per diluted share in the prior year.

Discontinued Operations — Year-to-date September pretax loss from discontinued operations was $12.3 million in 2016 and $11.6 million in 2015. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

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

Cash

Included in our September 30, 2016 cash and cash equivalents balance of $135.4 million is $56.7 million of cash held at one of our foreign subsidiaries. All of this $56.7 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2016	2015
Net earnings	$ 282.4	$ 132.3
Depreciation, depletion, accretion and amortization (DDA&A)	213.4	204.8
Net earnings before noncash deductions for DDA&A	$ 495.8	$ 337.1
Net gain on sale of property, plant & equipment and businesses	(2.9)	(7.4)
Cost of debt purchase	0.0	67.1
Other operating cash flows, net [1]	(147.5)	(115.5)
Net cash provided by operating activities	$ 345.4	$ 281.3

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $345.4 million during the first nine months of 2016, $64.1 million higher than the same period of 2015. This increase was primarily attributable to the $150.1 million increase in net earnings, $67.1 million of which was due to the 2015 charges associated with debt purchases (see Note 7 to the condensed consolidated financial statements).  Cash paid for this debt purchase is presented as a component of financing activities.

cash from investing activities

Net cash used for investing activities was $279.5 million during the first nine months of 2016, a $48.1 million increase compared to the same period of 2015. We invested $287.4 million in our existing operations in the first nine months of 2016, a $72.6 million increase compared to the prior year. Of this $287.4 million, $83.6 million was invested in shipping capacity replacement, new site developments and other growth opportunities. During the first nine months of 2015, we acquired three aggregates facilities and seven ready-mixed concrete operations in Arizona and New Mexico for $20.8 million of cash consideration.

cash from financing activities

Net cash used for financing activities in the first nine months of 2016 was $214.6 million, an increase of $192.1 million from the same period of 2015. This large increase was primarily attributable to a $201.5 million increase in return of capital to our investors via dividends and share repurchases. Finally, there were no proceeds from the exercise of employee stock options in 2016 (compared to $67.9 million in the first nine months of 2015) as only stock-only stock appreciation rights (SOSARs) remained outstanding at the beginning of the year.

debt

Certain debt measures are outlined below:

	September 30	December 31	September 30
dollars in millions	2016	2015	2015
Debt
Current maturities of long-term debt	$ 0.1	$ 0.1	$ 0.1
Long-term debt [1]	1,983.6	1,980.3	1,979.5
Total debt	$ 1,983.7	$ 1,980.4	$ 1,979.6
Capital
Total debt	$ 1,983.7	$ 1,980.4	$ 1,979.6
Equity	4,504.0	4,454.2	4,363.3
Total capital	$ 6,487.7	$ 6,434.6	$ 6,342.9
Total Debt as a Percentage of Total Capital	30.6%	30.8%	31.2%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.75%	1.75%
Term debt	7.52%	7.52%	7.68%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	88.3%	88.3%	95.8%
Floating-rate debt	11.7%	11.7%	4.2%

[1]

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: September 30, 2016 — $235.0 million, December 31, 2015 — $235.0 million and September 30, 2015 — $85.0 million.

[2]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

In June 2015, we cancelled our secured $500.0 million line of credit and entered into an unsecured $750.0 million line of credit (incurring $2.6 million of transaction fees).  The expanded borrowing capacity is a part of the refinancing plans disclosed at our February 25, 2015 Investor Day (the 2015 refinancing plans). Borrowings at September 30, 2016 are consistent with the 2015 refinancing plans and are intended to remain outstanding going forward.

The line of credit agreement expires in June 2020 and contains affirmative, negative and financial covenants customary for an unsecured facility (none of which materially impact our ability to execute our strategic, operating and financial plans). The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1, and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of September 30, 2016, we were in compliance with the line of credit covenants.

Borrowings and other cost ranges and details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2016, the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of September 30, 2016, our available borrowing capacity under the line of credit was $475.2 million. Utilization of the borrowing capacity was as follows:

▪	$235.0 million was borrowed
▪	$39.8 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our  term debt is unsecured.  All such debt, other than the $0.5 million of other notes, is governed by two, essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt.  As of September 30, 2016, we were in compliance with all of the term debt covenants.

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

CURRENT MATURITIES of long-term debt

The  $0.1 million of current maturities of long-term debt as of September 30, 2016 includes all long-term debt  that we intend to pay within twelve months, as described above, and is due as follows:

Current
in millions	Maturities
Fourth quarter 2016	$0.1
First quarter 2017	0.0
Second quarter 2017	0.0
Third quarter 2017	0.0

debt ratings

Our debt ratings and outlooks as of September 30, 2016 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Line of Credit
Fitch	BBB-/stable	3/31/2016	initial coverage
Moody's	Ba1/positive	5/4/2016	rating changed from Ba2
Senior Unsecured Term Debt [1]
Fitch	BBB-/stable	3/31/2016	rating changed from BB+
Moody's	Ba1/positive	5/4/2016	rating changed from Ba2
Standard & Poor's	BBB/stable	3/8/2016	rating/outlook changed from BB+/positive

1	Not all of our long-term debt is rated.

Equity

Our common stock issuances and purchases are as follows:

September 30		December 31	September 30
in thousands	2016	2015	2015
Common stock shares at January 1,
issued and outstanding	133,172	131,907	131,907
Common Stock Issuances
Share-based compensation plans	564	1,493	1,408
Common Stock Purchases
Purchased and retired	(1,427)	(228)	0
Common stock shares at end of period,
issued and outstanding	132,309	133,172	133,315

There were no shares held in treasury as of September 30, 2016, December 31, 2015 and September 30, 2015.

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2016, there were 1,756,757 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ending are detailed below:

September 30		December 31	September 30
in thousands, except average cost	2016	2015	2015
Shares Purchased
Number	1,427	228	0
Total cost [1]	$ 161,436	$ 21,475	$ 0
Average cost [1]	$ 113.18	$ 94.19	$ 0.00

1	Excludes commissions of $0.02 per share.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2016.

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

▪	the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪	changes in the level of spending for private residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions, including those relating to climate change, greenhouse gas emissions or the definition of minerals
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	volatility in pension plan asset values and liabilities which may require cash contributions to the pension plans
▪	the impact of environmental cleanup costs and other liabilities relating to existing or divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to manage and successfully integrate acquisitions
▪	the potential of goodwill or long-lived asset impairment
▪	other assumptions, risks and uncertainties detailed from time to time in our periodic reports

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

As discussed in the Liquidity and Financial Resources section of Part I, Item 2, we actively manage our capital structure and resources to balance the cost of capital and risk of financial stress. Such activity includes balancing the cost and risk of interest expense. In addition to floating-rate borrowings under our line of credit, we at times utilize interest rate swaps to manage the mix of fixed-rate and floating-rate debt.

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

At September 30, 2016, the estimated fair value of our long-term debt including current maturities was $2,305.2 million compared to a book value of $1,983.8 million. The estimated fair value (based on information available as of the balance sheet date) was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. A decline in interest rates of one percentage point would increase the fair value of our debt by $112.7 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

No material changes were made during the third quarter of 2016 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended September 30, 2016 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs [1]	or Programs
2016
July 1 - July 31	0	$ 0.00	0	2,546,757
Aug 1 - Aug 31	598,000	$ 118.70	598,000	1,948,757
Sept 1 - Sept 30	192,000	$ 111.08	192,000	1,756,757
Total	790,000	$ 116.84	790,000

[1]

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares. As of September 30, 2016, there were 1,756,757 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market purchases, privately negotiated transactions and/or plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the third quarter of 2016.

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

VULCAN MATERIALS COMPANY
Date November 2, 2016	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date November 2, 2016	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)