Form 10-Q
period 2017-03-31
Vulcan Materials CO
filed 2017-05-10
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value		Shares outstanding at May 5, 2017 132,156,277

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	March 31	December 31	March 31
in thousands	2017	2016	2016
Assets
Cash and cash equivalents	$ 286,957	$ 258,986	$ 191,886
Restricted cash	0	9,033	0
Accounts and notes receivable
Accounts and notes receivable, gross	471,590	494,634	449,538
Less: Allowance for doubtful accounts	(2,757)	(2,813)	(5,775)
Accounts and notes receivable, net	468,833	491,821	443,763
Inventories
Finished products	306,012	293,619	288,891
Raw materials	26,213	22,648	22,160
Products in process	1,314	1,480	1,221
Operating supplies and other	29,860	27,869	25,486
Inventories	363,399	345,616	337,758
Prepaid expenses	38,573	31,726	34,096
Total current assets	1,157,762	1,137,182	1,007,503
Investments and long-term receivables	34,311	39,226	38,895
Property, plant & equipment
Property, plant & equipment, cost	7,432,388	7,185,818	6,984,417
Allowances for depreciation, depletion & amortization	(3,980,567)	(3,924,380)	(3,786,590)
Property, plant & equipment, net	3,451,821	3,261,438	3,197,827
Goodwill	3,101,241	3,094,824	3,094,824
Other intangible assets, net	829,114	769,052	753,372
Other noncurrent assets	170,075	169,753	154,604
Total assets	$ 8,744,324	$ 8,471,475	$ 8,247,025
Liabilities
Current maturities of long-term debt	139	138	131
Trade payables and accruals	175,906	145,042	185,653
Other current liabilities	184,853	227,064	170,701
Total current liabilities	360,898	372,244	356,485
Long-term debt	2,329,248	1,982,751	1,981,425
Deferred income taxes, net	703,491	702,854	663,364
Deferred revenue	196,739	198,388	205,892
Other noncurrent liabilities	633,187	642,762	618,806
Total liabilities	$ 4,223,563	$ 3,898,999	$ 3,825,972
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,222, 132,339 and 133,348 shares, respectively	132,222	132,339	133,348
Capital in excess of par value	2,792,720	2,807,995	2,801,882
Retained earnings	1,734,448	1,771,518	1,605,578
Accumulated other comprehensive loss	(138,629)	(139,376)	(119,755)
Total equity	$ 4,520,761	$ 4,572,476	$ 4,421,053
Total liabilities and equity	$ 8,744,324	$ 8,471,475	$ 8,247,025
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited		March 31
in thousands, except per share data	2017	2016
Total revenues	$ 787,328	$ 754,728
Cost of revenues	627,349	590,010
Gross profit	159,979	164,718
Selling, administrative and general expenses	82,120	76,468
Gain on sale of property, plant & equipment
and businesses	369	555
Impairment of long-lived assets	0	(9,646)
Other operating expense, net	(5,828)	(14,238)
Operating earnings	72,400	64,921
Other nonoperating income (expense), net	2,024	(694)
Interest expense, net	34,076	33,732
Earnings from continuing operations
before income taxes	40,348	30,495
Income tax benefit	(3,175)	(11,470)
Earnings from continuing operations	43,523	41,965
Earnings (loss) on discontinued operations, net of tax	1,398	(1,807)
Net earnings	$ 44,921	$ 40,158
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	320	294
Amortization of actuarial loss and prior service
cost for benefit plans	427	20
Other comprehensive income	747	314
Comprehensive income	$ 45,668	$ 40,472
Basic earnings (loss) per share
Continuing operations	$ 0.33	$ 0.31
Discontinued operations	0.01	(0.01)
Net earnings	$ 0.34	$ 0.30
Diluted earnings (loss) per share
Continuing operations	$ 0.32	$ 0.31
Discontinued operations	0.01	(0.01)
Net earnings	$ 0.33	$ 0.30
Weighted-average common shares outstanding
Basic	132,636	133,821
Assuming dilution	134,968	136,100
Cash dividends per share of common stock	$ 0.25	$ 0.20
Depreciation, depletion, accretion and amortization	$ 71,563	$ 69,406
Effective tax rate from continuing operations	-7.9%	-37.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited		March 31
in thousands	2017	2016
Operating Activities
Net earnings	$ 44,921	$ 40,158
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	71,563	69,406
Net gain on sale of property, plant & equipment and businesses	(369)	(555)
Contributions to pension plans	(2,374)	(2,343)
Share-based compensation expense	6,488	4,321
Deferred tax expense (benefit)	153	(17,879)
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(28,069)	(1,566)
Other, net	1,839	(2,814)
Net cash provided by operating activities	$ 94,152	$ 88,728
Investing Activities
Purchases of property, plant & equipment	(133,022)	(108,284)
Proceeds from sale of property, plant & equipment	1,239	1,086
Payment for businesses acquired, net of acquired cash	(185,067)	(1,611)
Decrease in restricted cash	9,033	1,150
Other, net	0	1,549
Net cash used for investing activities	$ (307,817)	$ (106,110)
Financing Activities
Payment of current maturities and long-term debt	(5)	(5)
Proceeds from issuance of long-term debt	350,000	0
Debt discounts and issuance costs	(4,565)	0
Purchases of common stock	(49,221)	(23,433)
Dividends paid	(33,152)	(26,718)
Share-based compensation, shares withheld for taxes	(21,424)	(24,636)
Other, net	3	0
Net cash provided by (used for) financing activities	$ 241,636	$ (74,792)
Net increase (decrease) in cash and cash equivalents	27,971	(92,174)
Cash and cash equivalents at beginning of year	258,986	284,060
Cash and cash equivalents at end of period	$ 286,957	$ 191,886
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the statements.

notes to condensed consolidated financial statements

Note 1: summary of significant accounting policies

NATURE OF OPERATIONS

Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation's largest supplier of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete.

We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve markets in twenty states, Washington D.C., and the local markets surrounding our operations in Mexico and the Bahamas. Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our mid-Atlantic, Georgia, Southwestern, Tennessee and Western markets.

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from the audited financial statement, but it does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as described in Note 2, the results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

SHARE-BASED COMPENSATION – ACCOUNTING STANDARDS UPDATE

We adopted Accounting Standards Update (ASU) 2016-09, “Improvement to Employee Share-Based Payment Accounting,” in the fourth quarter of 2016. The provisions of this standard were applied as of the beginning of the year of adoption resulting in revisions to our 2016 interim financial statements.

Under ASU 2016-09, tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are reflected as discrete income tax benefits in the period of exercise or issuance. Before the adoption of this standard, excess tax benefits were recorded directly to equity (APIC). Net excess tax benefits are reflected as a reduction to our income tax expense for the three months ended March 31, 2017 ($15,513,000) and revised 2016 ($21,234,000). As a result, we also revised our March 31, 2016 diluted share calculation to exclude the assumption that proceeds from excess tax benefits would be used to purchase shares, resulting in an increase in dilutive shares of 648,000.

Under ASU 2016-09, gross excess tax benefits are classified as operating cash flows rather than financing cash flows. As a result, for the three months ended March 31, 2016 we increased our operating cash flows and decreased our financing cash flows by $21,235,000. Additionally, this ASU requires cash paid for shares withheld to satisfy statutory income tax withholding obligations be classified as financing activities rather than operating activities. As a result, for the three months ended March 31, 2016 we increased our operating cash flows and decreased our financing cash flows by $24,636,000.

CHANGE IN ACCOUNTING ESTIMATE

During the first quarter of 2017, we completed a review of the estimated useful lives of our railcar fleet and determined that the economic useful life of our railcars was greater than the useful life used to calculate depreciation. As a result, effective January 1, 2017, we revised the useful lives of our railcars resulting in a decrease in depreciation expense of $715,000 and an increase in net earnings of $460,000 (no effect on diluted earnings per share) for the quarter ended March 31, 2017.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2017 presentation.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in thousands	2017	2016
Weighted-average common shares
outstanding	132,636	133,821
Dilutive effect of
Stock-Only Stock Appreciation Rights	1,334	1,184
Other stock compensation plans	998	1,095
Weighted-average common shares
outstanding, assuming dilution	134,968	136,100

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. There were no excluded shares for the periods presented.

The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended
	March 31
in thousands	2017	2016
Antidilutive common stock equivalents	79	631

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

	Three Months Ended
	March 31
in thousands	2017	2016
Discontinued Operations
Pretax earnings (loss)	$ 2,092	$ (2,981)
Income tax (expense) benefit	(694)	1,174
Earnings (loss) on discontinued operations,
net of tax	$ 1,398	$ (1,807)

Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The results noted above primarily reflect charges and insurance recoveries associated with the Texas Brine matter as further discussed in Note 8.

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

In the first quarter of 2017, we recorded an income tax benefit from continuing operations of $3,175,000 compared to an income tax benefit from continuing operations of $11,470,000 in the first quarter of 2016. Excess tax benefits related to share-based compensation were $15,513,000 for the first quarter of 2017 compared to $21,234,000 for the first quarter of 2016 and represent the majority of the decrease in income tax benefit. In addition, these excess tax benefits resulted in significant variations in the relationship between income tax expense and pretax income in both periods.

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

Based on our first quarter 2017 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of certain state net operating loss carryforwards. For December 31, 2017, we project deferred tax assets related to state net operating loss carryforwards of $53,124,000, of which $52,033,000 relates to Alabama. The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2029. Before 2015, this Alabama deferred tax asset carried a full valuation allowance. During 2015, we restructured our legal entities which resulted in a partial release of the valuation allowance in the amount of $4,655,000. During the fourth quarter of 2016, we achieved three consecutive years of positive Alabama adjusted earnings which resulted in an additional partial release of the valuation allowance in the amount of $4,791,000. We expect one additional partial release of this valuation allowance once we have returned to sustained profitability, which we project could occur in the fourth quarter of 2017 (“Alabama adjusted earnings” and “sustained profitability” are defined in our most recent Annual Report on Form 10-K).

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

A summary of our deferred tax assets is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended
	March 31
in thousands	2017	2016
Deferred Revenue
Balance at beginning of year	$ 206,468	$ 214,060
Amortization of deferred revenue	(1,649)	(1,768)
Balance at end of period	$ 204,819	$ 212,292

Based on expected sales from the specified quarries, we expect to recognize approximately $8,080,000 of deferred revenue as income during the 12-month period ending March 31, 2018 (reflected in other current liabilities in our 2017 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	March 31	December 31	March 31
in thousands	2017	2016	2016
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 5,148	$ 6,883	$ 6,185
Equities	10,608	10,033	6,824
Total	$ 15,756	$ 16,916	$ 13,009

Level 2 Fair Value
	March 31	December 31	March 31
in thousands	2017	2016	2016
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 2,849	$ 1,705	$ 2,682
Total	$ 2,849	$ 1,705	$ 2,682

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

Net gains of the Rabbi Trust investments were $239,000 and $82,000 for the three months ended March 31, 2017 and 2016, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at March 31, 2017 and 2016 were $(197,000) and $(1,024,000), respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Assets subject to fair value measurement on a nonrecurring basis are summarized below:

	Period ended March 31, 2017		Period ended March 31, 2016
		Impairment		Impairment
in thousands	Level 2	Charges	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment, net	$ 0	$ 0	$ 0	$ 499
Other intangible assets, net	0	0	0	8,180
Other assets	0	0	0	967
Total	$ 0	$ 0	$ 0	$ 9,646

We recorded $9,646,000 of losses on impairment of long-lived assets for the three months ended March 31, 2016, reducing the carrying value of these Aggregates segment assets to their estimated fair value of $0. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

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

The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. The interest rate lock agreements described below were designated as cash flow hedges. The changes in fair value of our cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged items affect earnings.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

Three Months Ended
	Location on	March 31
in thousands	Statement	2017	2016
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (528)	$ (487)

For the 12-month period ending March 31, 2018, we estimate that $2,224,000 of the pretax loss in AOCI will be reclassified to earnings.

Note 7: Debt

Debt is detailed as follows:

	Effective	March 31	December 31	March 31
in thousands	Interest Rates	2017	2016	2016
Short-term Debt
Bank line of credit expires 2021 [1,2,3]	n/a	$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2020 [1,2,3]	1.25%	$ 235,000	$ 235,000	$ 235,000
7.00% notes due 2018	7.87%	272,512	272,512	272,512
10.375% notes due 2018	10.63%	250,000	250,000	250,000
7.50% notes due 2021	7.75%	600,000	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Delayed draw term loan [2,3]	1.25%	0	0	0
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.06%	350,000	0	0
7.15% notes due 2037	8.05%	240,188	240,188	240,188
Other notes [3]	6.31%	364	365	494
Total long-term debt - face value		$ 2,354,064	$ 2,004,065	$ 2,004,194
Unamortized discounts and debt issuance costs		(24,677)	(21,176)	(22,638)
Total long-term debt - book value		$ 2,329,387	$ 1,982,889	$ 1,981,556
Less current maturities		139	138	131
Total long-term debt - reported value		$ 2,329,248	$ 1,982,751	$ 1,981,425
Estimated fair value of long-term debt		$ 2,605,379	$ 2,243,213	$ 2,236,669

1

Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend payment beyond twelve months.

2	The effective interest rate is the spread over LIBOR as of the most recent balance sheet date.
3	Non-publicly traded debt.

Our total long-term debt - book value is presented in the table above net of unamortized discounts from par and unamortized deferred debt issuance costs. Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1,065,000 of net interest expense for these items for the three months ended March 31, 2017.

The estimated fair value of our debt presented in the table above was determined by: (1) averaging several asking price quotes for the publicly traded notes and (2) assuming par value for the remainder of the debt. The fair value estimates for the publicly traded notes were based on Level 2 information (as defined in Note 5) as of their respective balance sheet dates.

LINE OF CREDIT

In December 2016, among other favorable changes, we extended the maturity date of our unsecured $750,000,000 line of credit from June 2020 to December 2021 (incurring $1,876,000 of transaction fees together with the new term loan described below). The credit agreement contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of March 31, 2017, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of March 31, 2017, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of March 31, 2017, our available borrowing capacity was $471,462,000. Utilization of the borrowing capacity was as follows:

▪	$235,000,000 was borrowed
▪	$43,538,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. $2,118,700,000 of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2017, we were in compliance with all of the term debt covenants.

In March 2017, we issued $350,000,000 of 3.90% senior notes due April 2027 for proceeds of $345,450,000 (net of original issue discounts, underwriter fees and other transaction costs). The proceeds will be used for general corporate purposes.

In December 2016, we entered into an unsecured $250,000,000 delayed draw term loan (incurring, together with the line of credit extension mentioned previously, $1,876,000 of transaction costs). The term loan is provided by the same group of banks that provides our line of credit, and is governed by the same credit agreement as the line of credit. As such, it is subject to the same affirmative, negative, and financial covenants.

The 2016 term loan may be funded in up to three draws through June 21, 2017, after which any undrawn amount expires. Borrowings bear interest in the same manner as the line of credit. The term loan principal will be repaid quarterly beginning March 2018 as follows: quarters 5 - 8 @ 0.625%; quarters 9 - 12 @ 1.25%; quarters 13 - 19 @ 1.875% and quarter 20 @ 79.375%. The term loan may be prepaid at any time without penalty. As of March 31, 2017, no draws have been made under this term loan.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2017 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 38,111
Reclamation/restoration requirements	5,427
Total	$ 43,538

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $43,538,000 as of March 31, 2017.

As described in Note 9, our asset retirement obligations totaled $226,012,000 as of March 31, 2017.

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

In addition to these lawsuits in which we are involved in the ordinary course of business, other material legal proceedings are more specifically described below:

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

There are numerous defendants to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine.  We have since been added as a direct and third-party defendant by other parties, including a direct claim by the state of Louisiana. The damages alleged in the litigation range from individual plaintiffs’ claims for property damage, to the state of Louisiana’s claim for response costs, to claims for physical damages to oil pipelines, to business interruption claims. In addition to the plaintiffs’ claims, we have also been sued for contractual indemnity and comparative fault by both Texas Brine and Occidental.  The total amount of damages claimed is in excess of $500 million. It is alleged that the sinkhole was caused, in whole or in part, by our negligent actions or failure to act. It is also alleged that we breached the salt lease, as well as an operating agreement and a drilling agreement with Texas Brine; that we are strictly liable for certain property damages in our capacity as a former assignee of the salt lease; and that we violated certain covenants and conditions in the agreement under which we sold our Chemicals Division in 2005. We have made claims for contractual indemnity and comparative fault against Texas Brine, as well as claims for contractual indemnity and comparative fault against Occidental. Discovery is ongoing and no trials are currently set.

In December 2016, we settled with the plaintiffs in one of these cases involving property damages.  In  the first quarter of 2017, we offered to settle with the plaintiffs in the cases involving physical damages to oil pipelines and settled with one such plaintiff. The insurers who have coverage of these settlement amounts agreed that the cases were covered by our policy and have funded the settled cases in excess of our self-insured retention amount. Except for these cases, at this time we cannot reasonably estimate a range of liability pertaining to this matter.

▪

HEWITT LANDFILL MATTER (SUPERFUND SITE) — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles. The CAO followed a 2014 Investigative Order from the RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring Vulcan to provide groundwater monitoring results to the RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. In April 2016, we submitted an interim remedial action plan (IRAP) to the RWQCB, proposing a pilot test of a pump and treat system; testing and implementation of a leachate recovery system; and storm water capture and conveyance improvements. We are currently implementing the IRAP and a summary evaluation report to the RWQCB is expected in August 2017. Construction of the treatment plant for the pilot-scale groundwater extraction and re-injection treatment system was completed at the end of 2016, and operation of this pilot-scale treatment system began in January 2017. Until this pilot testing, the evaluation report and other site investigations are complete, we are unable to estimate the cost of remedial action.

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

In July 2016, the EPA sent us a letter requesting that we enter into an AOC for remedial design work at the NHOU including, but not limited to, the design of two or more groundwater extraction wells to be located between the Hewitt Landfill and public drinking water wells. In February 2017, the EPA provided us with a draft AOC, and we are currently engaged in negotiations.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three month periods ended March 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended
	March 31
in thousands	2017	2016
ARO Operating Costs
Accretion	$ 2,882	$ 2,755
Depreciation	1,632	1,693
Total	$ 4,514	$ 4,448

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in thousands	2017	2016
Asset Retirement Obligations
Balance at beginning of year	$ 223,872	$ 226,594
Liabilities incurred	0	0
Liabilities settled	(4,865)	(4,868)
Accretion expense	2,882	2,755
Revisions, net	4,123	(3,900)
Balance at end of period	$ 226,012	$ 220,581

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

Effective July 2007, we amended our defined benefit pension plans to no longer accept new participants. Effective December 2013, we amended our defined benefit pension plans so that future service accruals for salaried pension participants ceased to be considered in their benefit calculation.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in thousands	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$ 1,654	$ 1,336
Interest cost	9,057	9,126
Expected return on plan assets	(12,096)	(12,891)
Amortization of prior service cost (credit)	335	(11)
Amortization of actuarial loss	1,824	1,541
Net periodic pension benefit cost (credit)	$ 774	$ (899)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,159	$ 1,530

The contributions to pension plans for the three months ended March 31, 2017 and 2016, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans. While we do not expect to be required to make contributions to the qualified plans during 2017, we do expect to make a discretionary qualified plan contribution of approximately $9,500,000.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in thousands	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$ 292	$ 281
Interest cost	315	302
Amortization of prior service credit	(1,059)	(1,059)
Amortization of actuarial gain	(397)	(438)
Net periodic postretirement benefit cost (credit)	$ (849)	$ (914)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,456)	$ (1,497)

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2017	2016	2016
AOCI
Cash flow hedges	$ (12,980)	$ (13,300)	$ (14,200)
Pension and postretirement plans	(125,649)	(126,076)	(105,555)
Total	$ (138,629)	$ (139,376)	$ (119,755)

Changes in AOCI, net of tax, for the three months ended March 31, 2017 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2016	$ (13,300)	$ (126,076)	$ (139,376)
Amounts reclassified from AOCI	320	427	747
Net current period OCI changes	320	427	747
Balance as of March 31, 2017	$ (12,980)	$ (125,649)	$ (138,629)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended
	March 31
in thousands	2017	2016
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 528	$ 487
Benefit from income taxes	(208)	(193)
Total	$ 320	$ 294
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 570	$ 27
Selling, administrative and general expenses	133	6
Benefit from income taxes	(276)	(13)
Total	$ 427	$ 20
Total reclassifications from AOCI to earnings	$ 747	$ 314

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

Changes in total equity are summarized below:

	Three Months Ended
	March 31
in thousands	2017	2016
Total Equity
Balance at beginning of year	$ 4,572,476	$ 4,454,188
Net earnings	44,921	40,158
Share-based compensation plans, net of shares withheld for taxes	(21,498)	(24,613)
Purchase and retirement of common stock	(49,221)	(26,597)
Share-based compensation expense	6,488	4,321
Cash dividends on common stock ($0.25/$0.20 per share)	(33,152)	(26,718)
Other comprehensive income	747	314
Balance at end of period	$ 4,520,761	$ 4,421,053

There were no shares held in treasury as of March 31, 2017, December 31, 2016 and March  31, 2016.

Our common stock purchases (all of which were open market purchases) were as follows:

▪	three months ended March 31, 2017 – purchased and retired 416,891 shares for a cost of $49,221,000
▪	twelve months ended December 31, 2016 – purchased and retired 1,427,000 shares for a cost of $161,463,000
▪	three months ended March 31, 2016 – purchased and retired 257,000 shares for a cost of $26,597,000 ($23,433,000 cash in the first quarter and $3,164,000 settled in the second quarter)

As of March 31, 2017,  9,583,109 shares may be purchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended
	March 31
in thousands	2017	2016
Total Revenues
Aggregates [1]	$ 650,300	$ 634,868
Asphalt Mix	95,776	89,099
Concrete	88,750	70,397
Calcium	1,886	1,910
Segment sales	$ 836,712	$ 796,274
Aggregates intersegment sales	(49,384)	(41,546)
Total revenues	$ 787,328	$ 754,728
Gross Profit
Aggregates	$ 140,162	$ 148,383
Asphalt Mix	8,640	12,214
Concrete	10,454	3,477
Calcium	723	644
Total	$ 159,979	$ 164,718
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 57,656	$ 57,511
Asphalt Mix	5,731	4,232
Concrete	3,023	2,981
Calcium	195	183
Other	4,958	4,499
Total	$ 71,563	$ 69,406
Identifiable Assets [2]
Aggregates	$ 7,810,486	$ 7,614,796
Asphalt Mix	258,982	233,025
Concrete	235,592	193,323
Calcium	4,552	5,306
Total identifiable assets	$ 8,309,612	$ 8,046,450
General corporate assets	147,755	8,689
Cash and cash equivalents	286,957	191,886
Total	$ 8,744,324	$ 8,247,025

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and other revenues related to services.
2

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2017	2016
Cash Payments
Interest (exclusive of amount capitalized)	$ 2,498	$ 2,715
Income taxes	1,562	6,486
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 32,492	$ 25,880
Accrued liabilities for common stock purchases	0	3,164

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2017 and 2016.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt Mix, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2016 to March 31, 2017 are summarized below:

GOODWILL

in thousands	Aggregates	Asphalt Mix	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2016	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses [1]	6,417	0	0	0	6,417
Goodwill of divested businesses	0	0	0	0	0
Total as of March 31, 2017	$ 3,009,608	$ 91,633	$ 0	$ 0	$ 3,101,241

1	See Note 16 for a summary of the current year acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

Through the three months ended March 31, 2017, we purchased the following for $185,067,000 of cash consideration:

▪	California — ready-mixed concrete facilities, a marine aggregates distribution yard and building materials yards
▪	Tennessee — an aggregates facility, asphalt mix operations, an asphalt paving business and a rail-served aggregates operation

The 2017 acquisitions listed above are reported in our condensed consolidated financial statements as of their respective acquisition dates. None of these acquisitions were material to our results of operations or financial position either individually or collectively.

The fair value of consideration transferred for these acquisitions and the preliminary amounts of assets acquired and liabilities assumed (based on their estimated fair values at their acquisition dates), are summarized below:

March 31
in thousands	2017
Fair Value of Purchase Consideration
Cash	$ 185,067
Total fair value of purchase consideration	$ 185,067
Identifiable Assets Acquired and Liabilities Assumed
Inventories	4,057
Other current assets	90
Property, plant & equipment, net	111,619
Other intangible assets
Contractual rights in place	62,824
Other intangibles	61
Liabilities assumed	(1)
Net identifiable assets acquired	$ 178,650
Goodwill	$ 6,417

Estimated fair values of assets acquired and liabilities assumed are preliminary pending appraisals of contractual rights in place and property, plant & equipment.

As a result of these acquisitions, we recognized $62,885,000 of amortizable intangible assets (primarily contractual rights in place). The contractual rights in place noted above will be amortized against earnings ($62,824,000 – straight-line over a weighted-average 18.8 years) and deductible for income tax purposes over 15 years. The goodwill noted above will be deductible for income tax purposes over 15 years.

For the full year 2016, we purchased the following for total consideration of $33,287,000 ($32,537,000 cash and $750,000 payable):

▪	Georgia — a distribution business to complement our aggregates logistics and distribution activities
▪	New Mexico — an asphalt mix operation
▪	Texas — an aggregates facility

None of the 2016 acquisitions listed above were material to our results of operations or financial position either individually or collectively. As a result of these 2016 acquisitions, we recognized $16,670,000 of amortizable intangible assets ($15,213,000 contractual rights in place and $1,457,000 noncompetition agreement). The contractual rights in place are amortized against earnings ($6,798,000 – straight-line over 20 years and $8,415,000 units of production over an estimated 20 years) and deductible for income tax purposes over 15 years.

DIVESTITURES AND PENDING DIVESTITURES

No assets met the criteria for held for sale at March 31, 2017, December 31, 2016 or March 31, 2016.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

INVENTORY MEASUREMENT  For the interim period ended March 31, 2017, we adopted Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory.”  This ASU changed the measurement principle for inventory from the lower of cost or market principle to the lower of cost prospectively and net realizable value principle. The guidance applied to inventories measured by the first-in, first-out (FIFO) or average cost method, but did not apply to inventories measured by the last-in, first-out (LIFO) or retail inventory method. We used the LIFO method for approximately 66% of our inventory (based on the December 31, 2016 balances); therefore, this ASU did not apply to the majority of our inventory. Our adoption of this standard had no material impact on our financial position, results of operations or liquidity.

DEFINITION OF A BUSINESS  For the interim period ended March 31, 2017, we early adopted ASU 2017-01, “Clarifying the Definition of a Business.” This ASU changed the definition of a business for, among other purposes, determining whether to account for a transaction as an asset acquisition or a business combination. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, it is not a business combination. If it is not met, the entity then evaluates whether the acquired assets and activities meet the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This change in definition did not impact any of our transactions during the current period.

ACCOUNTING STANDARDS PENDING ADOPTION

PRESENTATION OF NET PERIODIC BENEFIT PLANS  In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs. The other components of net benefit cost will be included in nonoperating expense. Additionally, only the service cost component of net benefit cost is eligible for capitalization. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. A practical expedient is provided that permits entities to use the components of cost disclosed in prior years as a basis for the retrospective application of the new income statement presentation. We will adopt ASU 2017-07 in the first quarter of 2018. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements; service cost for 2017 is estimated to be $7,782,000 while all other components are estimated to be a benefit of $8,083,000.

GOODWILL IMPAIRMENT TESTING    In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill (Step 2) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We will early adopt this standard as of our November 1, 2017 annual impairment test. The results of our November 1, 2016 annual impairment test indicated that the fair value of all our reporting units substantially exceeded their carrying values. As a result, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

INTRA-ENTITY ASSET TRANSFERS  In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires the tax effects of intercompany transactions other than inventory to be recognized currently. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. We will adopt this standard in the first quarter of 2018. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

LEASE ACCOUNTING  In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flow in the statement of cash flows.  This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required. We will adopt this standard in the first quarter of 2019. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and related disclosures.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

Overview

We provide the basic materials for the infrastructure needed to expand the U.S. economy. We operate primarily in the U.S. and are the nation's largest supplier of construction aggregates  (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete. Our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete.

Demand for our products is dependent on construction activity and correlates positively with changes in population growth, household formation and employment.  End uses include public construction (e.g., highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams and reservoirs), private nonresidential (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (e.g., single-family houses, duplexes, apartment buildings and condominiums). Customers for our products include heavy construction and paving contractors; commercial building contractors; concrete products manufacturers; residential building contractors; railroads and electric utilities; and to a smaller extent state, county and municipal governments.

Aggregates have a high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally produced high-quality aggregates. We serve these markets from quarries that have access to long-haul transportation — shipping by barge and rail — and from our quarry on Mexico's Yucatan Peninsula with our fleet of Panamax-class, self-unloading ships.

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

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate attractive financial returns. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our mid-Atlantic, Georgia, Southwestern, Tennessee and Western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our own operations.

Seasonality and cyclical nature of our business

Almost all our products are produced and consumed outdoors. Seasonal changes and other weather-related conditions can affect the production and sale of our products. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the year. Normally, the highest sales and earnings are in the third quarter and the lowest are in the first quarter. Furthermore, our sales and earnings are sensitive to national, regional and local economic conditions, demographic and population fluctuations, and particularly to cyclical swings in construction spending, primarily in the private sector.

EXECUTIVE SUMMARY

Financial highlights for First Quarter 2017

Compared to first quarter 2016:

▪	Total revenues increased $32.6 million, or 4%, to $787.3 million
▪	Gross profit decreased $4.7 million, or 3%, to $160.0 million
▪	Aggregates segment sales increased $15.4 million, or 2%, to $650.3 million
▪	Aggregates segment freight-adjusted revenues increased $9.9 million, or 2%, to $496.8 million
▪	Shipments decreased 2%, or 1.0 million tons, to 38.2 million tons
▪	Freight-adjusted sales price increased 5%, or $0.57 per ton
▪	Segment gross profit decreased $8.2 million, or 6%, to $140.2 million
▪	Asphalt Mix, Concrete and Calcium segment gross profit increased $3.5 million, or 21%, to $19.8 million, collectively
▪	Selling, Administrative and General (SAG) increased $5.7 million and increased 0.3 percentage points (30 basis points) as a percentage of total revenues
▪	Earnings from continuing operations were $43.5 million, or $0.32 per diluted share, compared to $42.0 million, or $0.31 per diluted share
▪	Discrete items in the first quarter of 2017 include:
▪	a pretax charge of $1.9 million for restructuring
▪	pretax charges of $1.4 million associated with divested operations
▪	tax benefits of $15.5 million related to excess tax benefits from share-based compensation
▪	Discrete items in the first quarter of 2016 include:
▪	a pretax charge of $0.3 million for restructuring
▪	pretax charges of $11.9 million associated with divested operations
▪	a pretax loss of $9.6 million for asset impairment
▪	tax benefits of $21.2 million related to excess tax benefits from share-based compensation
▪	Net earnings were $44.9 million, an increase of $4.8 million, or 12%
▪	Adjusted EBITDA was $149.3 million, a decrease of $6.1 million, or 4%
▪	Increased return of capital to shareholders via higher dividends ($33.2 million versus $26.7 million) and share repurchases ($49.2 million versus $23.4 million)

Our first quarter results reflect solid price growth in our Aggregates segment, the continuing recovery in construction materials demand, and strong profitability in our Concrete and Asphalt segments. Aggregates shipments declined 2%, but effectively matched last year’s very strong first quarter pace when excluding the impact of weather disruptions on our shipments in California. Aggregates pricing increased 5%, consistent with full year expectations, and a good indication of the market’s visibility to further demand recovery. The aggregates pricing environment remains favorable, with growth across the vast majority of our markets. Net earnings were $44.9 million (12% higher than the prior year’s first quarter) and Adjusted EBITDA was $149.3 million (4% lower than the prior year).

Our first quarter results mark a good start to the year. Solid operational execution by our management teams led to record trailing-twelve-month unit profitability for a first quarter and helped offset $14.4 million of timing-related incremental costs which included the effects of higher unit cost of diesel fuel, increased stripping expense in anticipation of growing demand, and incremental costs related to flooding in California. Trailing-twelve-month (TTM) Aggregates segment cash gross profit is more than $6 per ton (46% growth so far in this recovery — $6.11 per ton TTM 1Q 2017 versus $4.19 per ton TTM 2Q 2013) with additional improvement to come. We are committed to continuous improvement in safety, customer service, and operational efficiencies and remain focused on the execution details that add up to outstanding results.

Our first quarter results were in line with our full year plans, and we reaffirm our expectation for full year Adjusted EBITDA of between $1.125 and $1.225 billion. This expectation is driven by a continuing recovery in shipments, with higher levels of publicly funded construction activity beginning to join the ongoing recovery in private demand. For the full year we expect strong year-over-year growth in earnings. Other management expectations (e.g., aggregates price and volume, gross profit growth and SAG expense) remain as outlined in our most recent Annual Report on Form 10-K. We remain focused on continuous, compounding improvements in profitability and cash flows, and expect them to continue in 2017 and for years to come.

We actively pursue bolt-on acquisitions and other value-creating growth investments. In the first quarter, we closed three acquisitions totaling $185.1 million. These acquisitions complement our leading aggregates positions in certain California and Tennessee markets. Our unmatched asset base and industry-leading core profitability in aggregates position us well for the balance of 2017 and beyond.

Capital expenditures were $133.0 million, including both core capital expenditures and internal growth capital investments. Internal growth capital investments were $35.1 million, which included the acquisition of additional reserves in Texas and investment in the purchase of two replacement ships to transport aggregates. Core capital expenditures to replace existing property, plant and equipment made up the balance of the capital expenditures. Our overall rate of reinvestment in the business ties to our confidence in both improving market conditions and the quality of our internal execution.

In March, we issued $350.0 million of 10-year debt with a coupon of 3.9%. During the quarter, we returned $82.4 million to shareholders (up from $50.2 in the first quarter of 2016) through dividends and share repurchases. We increased our dividends by 25% (to $0.25 per share) and repurchased 416,891 shares at an average price of $118.07 per share.

At the end of the first quarter, total debt outstanding was $2.3 billion. The quarter-end cash balance was $287.0 million.

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

	Three Months Ended
	March 31
dollars in millions	2017	2016
Gross profit	$ 160.0	$ 164.7
Total revenues	$ 787.3	$ 754.7
Gross profit margin	20.3%	21.8%

gross profit margin excluding freight and delivery revenues

	Three Months Ended
	March 31
dollars in millions	2017	2016
Gross profit	$ 160.0	$ 164.7
Total revenues	$ 787.3	$ 754.7
Freight and delivery revenues [1]	118.1	121.2
Total revenues excluding freight and delivery revenues	$ 669.2	$ 633.5
Gross profit margin excluding
freight and delivery revenues	23.9%	26.0%

1	Includes freight to remote distribution sites.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended
	March 31
dollars in millions	2017	2016
Aggregates segment
Gross profit	$ 140.2	$ 148.4
Segment sales	$ 650.3	$ 634.9
Gross profit margin	21.6%	23.4%
Incremental gross profit margin	n/a

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended
	March 31
dollars in millions	2017	2016
Aggregates segment
Gross profit	$ 140.2	$ 148.4
Segment sales	$ 650.3	$ 634.9
Less
Freight, delivery and transportation revenues [1]	147.9	143.8
Other revenues	5.6	4.2
Freight-adjusted revenues	$ 496.8	$ 486.9
Gross profit as a percentage of
freight-adjusted revenues	28.2%	30.5%
Incremental gross profit as a percentage of
freight-adjusted revenues	n/a

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

GAAP does not define  “cash gross profit”  and it should not be considered as an alternative to earnings measures defined by GAAP. We present this metric for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance. We and the investment community use  this metric to assess the operating performance of our business. Additionally, we present this metric as we believe that it closely correlates to long-term shareholder value. We do not use this metric as a measure to allocate resources. Aggregates segment cash gross profit per ton is computed by dividing Aggregates segment cash gross profit by tons shipped. Reconciliation of this metric to its nearest GAAP measure is presented below:

cash gross profit

	Three Months Ended
	March 31
in millions, except per ton data	2017	2016
Aggregates segment
Gross profit	$ 140.2	$ 148.4
DDA&A	57.6	57.5
Aggregates segment cash gross profit	$ 197.8	$ 205.9
Unit shipments - tons	38.2	39.2
Aggregates segment cash gross profit per ton	$ 5.17	$ 5.25
Asphalt Mix segment
Gross profit	$ 8.6	$ 12.2
DDA&A	5.7	4.2
Asphalt Mix segment cash gross profit	$ 14.3	$ 16.4
Concrete segment
Gross profit	$ 10.5	$ 3.5
DDA&A	3.0	3.0
Concrete segment cash gross profit	$ 13.5	$ 6.5
Calcium segment
Gross profit	$ 0.7	$ 0.6
DDA&A	0.2	0.2
Calcium segment cash gross profit	$ 0.9	$ 0.8

GAAP does not define  “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA) and it should not be considered as an alternative to earnings measures defined by GAAP. We present this metric for the convenience of investment professionals who use such metrics in their analyses and for shareholders who need to understand the metrics we use to assess performance. We use  this metric to assess the operating performance of our business and for a basis of strategic planning and forecasting as we believe that it closely correlates to long-term shareholder value. We do not use this metric as a measure to allocate resources. We adjust EBITDA for certain items to provide a more consistent comparison of earnings performance from period to period.  Reconciliation of this metric to its nearest GAAP measure is presented below:

EBITDA and adjusted ebitda

	Three Months Ended
	March 31
in millions	2017	2016
Net earnings	$ 44.9	$ 40.2
Income tax benefit	(3.2)	(11.5)
Interest expense, net	34.1	33.7
(Earnings) loss on discontinued operations, net of tax	(1.4)	1.8
EBIT	74.4	64.2
Depreciation, depletion, accretion and amortization	71.6	69.4
EBITDA	$ 146.0	$ 133.6
Charges associated with divested operations	$ 1.4	$ 11.9
Asset impairment	0.0	9.6
Restructuring charges	1.9	0.3
Adjusted EBITDA	$ 149.3	$ 155.4
Depreciation, depletion, accretion and amortization	(71.6)	(69.4)
Adjusted EBIT	$ 77.7	$ 86.0

Adjusted EBITDA for 2016 has been revised to conform with the 2017 presentation which no longer includes an adjustment for charges associated with business development. We no longer exclude charges associated with business development as they are deemed to represent normal recurring operating expenses.

2017 projected ebitda

The following reconciliation to the mid-point of the range of 2017 Projected EBITDA excludes adjustments for the future outcome of legal proceedings, charges associated with divested operations, asset impairment and other unusual gains and losses. Due to the difficulty of forecasting the timing or amount of items that have not yet occurred, are out of our control, or cannot be reasonably predicted, we are unable to estimate the significance of this unavailable information.

2017 Projected
in millions	Mid-point
Net earnings	$ 530
Income tax expense	205
Interest expense, net	140
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	300
Projected EBITDA	$ 1,175

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

Three Months Ended
March 31
in millions, except per share data	2017	2016
Total revenues	$ 787.3	$ 754.7
Cost of revenues	627.3	590.0
Gross profit	$ 160.0	$ 164.7
Selling, administrative and general expenses	$ 82.1	$ 76.5
Gain on sale of property, plant & equipment
and businesses	$ 0.4	$ 0.6
Operating earnings	$ 72.4	$ 64.9
Interest expense, net	$ 34.1	$ 33.7
Earnings from continuing operations
before income taxes	$ 40.3	$ 30.5
Earnings from continuing operations	$ 43.5	$ 42.0
Earnings (loss) on discontinued operations, net of income taxes	1.4	(1.8)
Net earnings	$ 44.9	$ 40.2
Basic earnings (loss) per share
Continuing operations	$ 0.33	$ 0.31
Discontinued operations	0.01	(0.01)
Basic net earnings per share	$ 0.34	$ 0.30
Diluted earnings (loss) per share
Continuing operations	$ 0.32	$ 0.31
Discontinued operations	0.01	(0.01)
Diluted net earnings per share	$ 0.33	$ 0.30
EBITDA	$ 146.0	$ 133.6
Adjusted EBITDA	$ 149.3	$ 155.4

first quarter 2017 Compared to first Quarter 2016

First quarter 2017 total revenues were $787.3 million, up 4% from the first quarter of 2016. Shipments decreased in aggregates (-2%)  while they were up in asphalt mix (+5%) and ready-mixed concrete (+22%). Gross profit declined in the Aggregates (-$8.2 million or -6%) and Asphalt Mix (-$3.6 million or -29%) segments while it was up in the Concrete segment (+$7.0 million or +200%). Diesel fuel costs were up $5.7 million as a result of a 35% increase in the unit cost of diesel fuel, with most ($5.0 million) of this increased cost reflected in the Aggregates segment.

Net earnings for the first quarter of 2017 were $44.9 million, or $0.33 per diluted share, compared to $40.2 million, or $0.30 per diluted share, in the first quarter of 2016. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  first quarter of 2017 include pretax charges of $1.4 million associated with divested operations, and a $1.9 million pretax charge for restructuring, all of which were more than offset by a $15.5 million tax benefit related to excess tax benefits from share-based compensation.

▪

Net earnings for the first quarter of 2016 include pretax charges of $11.9 million associated with divested operations, a $9.6 million pretax asset impairment loss and a $0.3 million pretax charge for restructuring, all of which were offset by a $21.2 million tax benefit related to excess tax benefits from share-based compensation.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2017 versus the first quarter of 2016 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2016	$ 30.5
Lower aggregates gross profit	(8.2)
Lower asphalt mix gross profit	(3.6)
Higher concrete gross profit	7.0
Higher calcium gross profit	0.1
Higher selling, administrative and general expenses	(5.7)
Lower gain on sale of property, plant & equipment and businesses	(0.2)
Lower impairment charges	9.6
Higher interest expense, net	(0.3)
All other	11.1
First quarter 2017	$ 40.3

Aggregates segment sales were $650.3 million, up 2%, from the prior year’s first quarter while aggregates freight-adjusted revenues were $496.8 million, up 2%. First quarter aggregates shipments decreased 2%, or 1.0 million tons, compared to the first quarter of 2016  resulting primarily from California. Excluding California markets adversely affected by record rainfall, overall shipments approximated the prior year’s exceptionally strong first quarter. California’s wet weather and flooding halted construction activity and impaired shipments in January and February. Daily shipping rates for aggregates in each of these two months declined more than 20% versus the prior year. In March, as job site conditions improved, California daily shipping rates recovered accordingly. California’s passage of a long-term transportation bill resolved Caltrans’ funding uncertainty and should, along with other factors, support sustained shipping rate improvements. Demand continues to recover across our Mid-Atlantic and Southeastern markets, with most operations experiencing solid shipment growth even against last year’s strong comparison.

Trailing-twelve-month construction start activity, both public and private, has steadily improved since July 2016. The backlog of construction projects in development continues to grow across our key states. In addition, state and local governments continue to pass measures to significantly increase public infrastructure investment, and a number of projects supported by FAST Act funding have moved further toward the active construction stage. We continue to expect full year shipment growth of between 5% and 8%, with the ultimate result dependent on the timing of shipments to new, larger public transportation projects.

For the quarter, freight-adjusted average sales price for aggregates increased 5%, or $0.57 per ton, versus the prior year despite a modest negative mix impact. The overall pricing climate remains favorable as visibility to a sustained recovery improves and as construction materials producers stay focused on earning adequate returns on capital. California and Georgia each experienced price growth of more than 10%, again supported by clear and improving visibility to sustained demand growth. Substantially all of our markets realized price growth in the first quarter.

First quarter Aggregates segment gross profit declined $8.2 million (6%) to $140.2 million ($3.66 per ton). Segment results in the quarter were negatively impacted by the aforementioned 35% increase in the unit cost of diesel fuel, flood-related costs in California, increased stripping expenses and costs related to the transition to two new, more efficient ships to transport aggregates from our quarry in Mexico. In total, these items negatively impacted our first quarter Aggregates segment gross profit by $14.4 million in comparison to the prior year.  Despite the timing of these costs, trailing-twelve-month Aggregates segment cash gross profit reached a record level ($6.11 per ton) for the first quarter.

Asphalt Mix segment gross profit was $8.6 million in the first quarter of 2017 versus $12.2 million in the prior year. Shipments increased 5% as incremental shipments from acquisitions offset weather-related decreases in California, our largest asphalt mix market. However, segment profits declined due to modestly lower material margins and acquisition–related costs.

Concrete segment gross profit was $10.5 million compared to  $3.5 million in the prior year period.  Solid demand growth in our northern Virginia market led to strong growth in concrete shipments and segment gross profit. Shipments increased 22% versus the prior year as volumes increased in each of our concrete markets, particularly Virginia, our largest concrete market. Material margins in concrete also improved versus the prior year period.

Our Calcium segment reported gross profit of $0.7 million in the first quarter of 2017,  an increase versus $0.6 million in the first quarter of 2016.

On a trailing-twelve-month basis, total gross profit in our non-aggregates segments was $131.2 million, a 21% increase from the prior year’s comparable period.

SAG expenses were $82.1 million versus $76.5 million in the prior year’s first quarter. This increase was due primarily to higher severance costs and business development expenses. Trailing-twelve-month SAG expenses were approximately $320 million, in line with full year expectations, which remain unchanged.

Gain on sale of property, plant & equipment and businesses was $0.4  million in the first quarter of 2017 compared to $0.6 million in the first quarter of 2016.

During the first quarter of 2016, we terminated a nonstrategic aggregates site lease we no longer intended to develop resulting in a $9.6 million charge for impairment of long-lived assets (See Note 5 to the condensed consolidated financial statements). There were no impairment charges during the first quarter of 2017.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $5.8 million in the first quarter of 2017 versus $14.2 million in the first quarter of 2016. This account includes the aforementioned discrete charges associated with divested operations of $1.4 million and $11.9 million for the three months ended March 31, 2017 and 2016, respectively. These charges were composed of the following: 2017 — environmental liability accrual associated with previously divested properties ($1.4 million) and 2016 — charges associated with office space no longer needed and vacated ($5.2 million), the write-off of a prepaid royalty asset resulting from a change in long-term mining plans ($3.6 million), a property litigation settlement ($1.9 million) and environmental liability accruals associated with previously divested properties ($1.2 million).

Net interest expense was $34.1 million in the first quarter of 2017 compared to $33.7 million in 2016. The higher interest expense was the result of interest incurred on the $350.0 million 10-year notes issued March 14, 2017, partially offset by lower interest expense on our line of credit.

Income tax benefit from continuing operations was  $3.2 million in the first quarter of 2017 compared to an income tax benefit of $11.5 million in the first quarter of 2016.  With our adoption of ASU 2016-09 (refer to Note 1 to the condensed consolidated financial statements, under the caption Share-based Compensation – Accounting Standards Update), excess tax benefits from stock-based compensation are reflected in the income tax provision rather than shareholders’ equity. Excess tax benefits in the first quarter of this year were $15.5 million, contributing to a net tax benefit for the quarter of $3.2 million. In the first quarter of 2016, the excess tax benefit was $21.2 million. Expectations for our full year 2017 effective tax rate continue to be 28%.

Earnings from continuing operations were $0.32 per diluted share in the first quarter of 2017 compared to $0.31 per diluted share in the first quarter of 2016.

Discontinued Operations — First quarter pretax earnings from discontinued operations was $2.1 million in 2017 compared with a $3.0 million loss in 2016. Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The current year results also include insurance recoveries from previously incurred general liability costs. For additional details, see Note 2 to the condensed consolidated financial statements.

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

Our balanced approach to capital deployment remains unchanged. We intend to balance reinvestment in our business, growth through acquisitions and return of capital to shareholders, while sustaining financial strength and flexibility. We expect to increase the return of capital through dividends and share repurchases as earnings grow.

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

Cash

Included in our March 31, 2017 cash and cash equivalents balance of $287.0 million is $59.2 million of cash held at our foreign subsidiaries. All of this $59.2 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Three Months Ended
	March 31
in millions	2017	2016
Net earnings	$ 44.9	$ 40.2
Depreciation, depletion, accretion and amortization (DDA&A)	71.6	69.4
Net earnings before noncash deductions for DDA&A	$ 116.5	$ 109.6
Net gain on sale of property, plant & equipment and businesses	(0.4)	(0.6)
Other operating cash flows, net [1]	(21.9)	(20.3)
Net cash provided by operating activities	$ 94.2	$ 88.7

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $94.2 million during the three months ended March 31, 2017, a $5.5 million increase compared to the same period of 2016. The increase was due to higher net earnings and DDA&A,  partially offset by higher working capital requirements.

cash from investing activities

Net cash used for investing activities was $307.8 million during the first three months of 2017, a $201.7 million increase compared to the same period of 2016. We invested $133.0 million in our existing operations in the first three months of 2017, a $24.7 million increase compared to the prior year. Of this $133.0 million, $35.1 million was invested in shipping capacity replacement, new site developments and other growth opportunities. During the first three months of 2017, we acquired the following for $185.1 million of cash consideration: California — ready-mixed concrete facilities, a marine aggregates distribution yard and building materials yards; and Tennessee — an aggregates facility, asphalt mix operations, an asphalt paving business and a rail-served aggregates operation. There were no significant acquisitions in the first three months of 2016.

cash from financing activities

Net cash provided by financing activities in the first three months of 2017 was $241.6 million, an increase of $316.4 million compared with the cash used during the same period of 2016. This increase was primarily attributable to the first quarter 2017 term debt issuance (as described in the section below) which generated net proceeds of $345.5 million. We increased the return of capital to our shareholders by $32.2 million via  increased dividends ($0.25 per share compared to $0.20 per share)  and increased share repurchases  (416,891 shares @ $118.07 per share compared to 257,000 shares @ $103.49 per share). Finally, cash paid for shares withheld to satisfy statutory income tax withholding obligations of $21.4 million decreased $3.2 million from the first three months of 2016 (See Note 1 to the condensed consolidated financial statements, caption Share-based Compensation – Accounting Standards Update).

debt

Certain debt measures are outlined below:

	March 31	December 31	March 31
dollars in millions	2017	2016	2016
Debt
Current maturities of long-term debt	$ 0.1	$ 0.1	$ 0.1
Short-term debt (line of credit)	0.0	0.0	0.0
Long-term debt [1]	2,329.2	1,982.8	1,981.4
Total debt	$ 2,329.3	$ 1,982.9	$ 1,981.5
Capital
Total debt	$ 2,329.3	$ 1,982.9	$ 1,981.5
Equity	4,520.8	4,572.5	4,421.1
Total capital	$ 6,850.1	$ 6,555.4	$ 6,402.6
Total Debt as a Percentage of Total Capital	34.0%	30.2%	30.9%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.25%	1.50%
Term debt	6.95%	7.52%	7.52%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	90.0%	88.3%	88.3%
Floating-rate debt	10.0%	11.7%	11.7%

[1]

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: March 31, 2017 — $235.0 million, December 31, 2016 — $235.0 million and March 31, 2016 — $235.0 million.

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

The  credit agreement contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of March 31, 2017, we were in compliance with the line of credit covenants.

Borrowings and other cost ranges and details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2017, the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of March 31, 2017, our available borrowing capacity under the line of credit was $471.5 million. Utilization of the borrowing capacity was as follows:

▪	$235.0 million was borrowed
▪	$43.5 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our  term debt is unsecured.  $2,118.7 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt.  As of March 31, 2017, we were in compliance with all of the term debt covenants.

In March 2017, we issued $350.0 million of 3.90% senior notes due April 2027 for proceeds of $345.5 million (net of original issue discounts, underwriter fees and other transaction costs). The proceeds will be used for general corporate purposes.

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

The 2016 term loan may be funded in up to three draws through June 21, 2017, after which any undrawn amount expires. Borrowings bear interest in the same manner as the line of credit. The term loan principal will be repaid quarterly beginning March 2018 as follows: quarters 5 - 8 @ 0.625%; quarters 9 - 12 @ 1.25%; quarters 13 - 19 @ 1.875% and quarter 20 @ 79.375%. The term loan may be prepaid at any time without penalty. As of March 31, 2017, no draws have been made under this term loan.

CURRENT MATURITIES of long-term debt

The  $0.1 million of current maturities of long-term debt as of March 31, 2017 includes all long-term debt  that we intend to pay within twelve months, and is due as follows:

Current
in millions	Maturities
Second quarter 2017	$0.0
Third quarter 2017	0.0
Fourth quarter 2017	0.1
First quarter 2018	0.0

debt ratings

Our debt ratings and outlooks as of March 31, 2017 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt [1]
Fitch [2]	BBB-/stable	3/31/2016	rating changed from BB+
Moody's	Baa3/stable	3/7/2017	rating/outlook changed from Ba1/positive
Standard & Poor's	BBB/stable	3/9/2017	rating/outlook affirmed

1	Not all of our long-term debt is rated.
2	Rating/outlook affirmed April 25, 2017.

Equity

Our common stock issuances and purchases are as follows:

March 31		December 31	March 31
in thousands	2017	2016	2016
Common stock shares at January 1,
issued and outstanding	132,339	133,172	133,172
Common Stock Issuances
Share-based compensation plans	300	594	433
Common Stock Purchases
Purchased and retired	(417)	(1,427)	(257)
Common stock shares at end of period,
issued and outstanding	132,222	132,339	133,348

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. On February 10, 2017, there were 1,756,757 shares remaining under this authorization and our Board of Directors authorized us to purchase an additional 8,243,243 shares to refresh the number of shares we were authorized to purchase to 10,000,000. As of March 31, 2017, there were 9,583,109 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are detailed below:

March 31		December 31	March 31
in thousands, except average cost	2017	2016	2016
Shares Purchased and Retired
Number	417	1,427	257
Cost [1]	$ 49,221	$ 161,463	$ 26,597
Average cost per share [1]	$ 118.07	$ 113.18	$ 103.49

1	Excludes commissions of $0.02 per share.

There were no shares held in treasury as of March 31, 2017, December 31, 2016 and March 31, 2016.

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

As a result of our March 2017 debt issuance as described in Note 7 to the condensed consolidated financial statements, our obligations to make future payments under contracts increased as follows:

	Payments Due by Year
in millions	2017	2018-2019	2020-2021	Thereafter	Total
Cash Contractual Obligations
Term debt
Principal payments	$ 0.0	$ 0.0	$ 0.0	$ 350.0	$ 350.0
Interest payments	7.5	27.3	27.3	75.0	137.1
Total	$ 7.5	$ 27.3	$ 27.3	$ 425.0	$ 487.1

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 (Form 10-K).

We prepare these financial statements to conform with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We base our estimates on historical experience, current conditions and various other assumptions we believe reasonable under existing circumstances and evaluate these estimates and judgments on an ongoing basis. These estimates form the basis for the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2017.

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

▪	the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪	changes in the level of spending for private residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions, including those relating to climate change, greenhouse gas emissions, the definition of minerals or international trade
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
▪	the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to manage and successfully integrate acquisitions
▪	the potential of goodwill or long-lived asset impairment
▪	other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the SEC

All forward-looking statements are made as of the date of filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult any of our future disclosures in filings made with the Securities and Exchange Commission (SEC) and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.

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

As discussed in the Liquidity and Financial Resources section of Part I, Item 2, we actively manage our capital structure and resources to balance the cost of capital and risk of financial stress. Such activity includes balancing the cost and risk of interest expense. In addition to floating-rate borrowings under our bank funded credit facilities, we at times use interest rate swaps to manage the mix of fixed-rate and floating-rate debt.

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

At March 31, 2017, the estimated fair value of our long-term debt including current maturities was $2,605.5 million compared to a book value of $2,329.4 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $134.6 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

No material changes were made during the first quarter of 2017 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended March 31, 2017 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2017
Jan 1 - Jan 31	0	$ 0.00	0	1,756,757
Feb 1 - Feb 28	132,000	$ 119.76	132,000	9,868,000
Mar 1 - Mar 31	284,891	$ 117.28	284,891	9,583,109
Total	416,891	$ 118.07	416,891

[1]

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. On February 10, 2017,  there were 1,756,757 shares remaining under this authorization, and our Board of Directors authorized us to purchase an additional 8,243,243 shares to refresh the number of shares we were authorized to purchase to 10,000,000. As of March 31, 2017, there were 9,583,109 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the first quarter of 2017.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 4.1

Sixth Supplemental Indenture, dated as of March 14, 2017, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017 [1]

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

VULCAN MATERIALS COMPANY
Date May 10, 2017	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller and Chief Information Officer (Principal Accounting Officer)

Date May 10, 2017	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)