Form 10-Q
period 2017-06-30
Vulcan Materials CO
filed 2017-08-04
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value		Shares outstanding at July 31, 2017 132,274,995

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	June 30	December 31	June 30
in thousands	2017	2016	2016
Assets
Cash and cash equivalents	$ 1,129,799	$ 258,986	$ 91,902
Restricted cash	0	9,033	0
Accounts and notes receivable
Accounts and notes receivable, gross	573,029	494,634	537,127
Less: Allowance for doubtful accounts	(2,943)	(2,813)	(4,332)
Accounts and notes receivable, net	570,086	491,821	532,795
Inventories
Finished products	318,465	293,619	295,405
Raw materials	27,106	22,648	25,366
Products in process	1,210	1,480	2,223
Operating supplies and other	28,148	27,869	24,872
Inventories	374,929	345,616	347,866
Prepaid expenses	109,998	31,726	50,844
Total current assets	2,184,812	1,137,182	1,023,407
Investments and long-term receivables	38,888	39,226	38,924
Property, plant & equipment
Property, plant & equipment, cost	7,531,536	7,185,818	7,052,051
Allowances for depreciation, depletion & amortization	(3,992,728)	(3,924,380)	(3,834,680)
Property, plant & equipment, net	3,538,808	3,261,438	3,217,371
Goodwill	3,101,439	3,094,824	3,094,824
Other intangible assets, net	834,971	769,052	754,341
Other noncurrent assets	171,025	169,753	161,246
Total assets	$ 9,869,943	$ 8,471,475	$ 8,290,113
Liabilities
Current maturities of long-term debt	525,776	138	131
Trade payables and accruals	202,753	145,042	176,476
Other current liabilities	197,264	227,064	156,071
Total current liabilities	925,793	372,244	332,678
Long-term debt	2,809,293	1,982,751	1,982,527
Deferred income taxes, net	706,726	702,854	683,999
Deferred revenue	195,020	198,388	203,800
Other noncurrent liabilities	631,007	642,762	607,778
Total liabilities	$ 5,267,839	$ 3,898,999	$ 3,810,782
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,181, 132,339 and 133,027 shares, respectively	132,181	132,339	133,027
Preferred stock, no par value, Authorized 5,000 shares,
Outstanding none	0	0	0
Capital in excess of par value	2,797,269	2,807,995	2,804,279
Retained earnings	1,810,528	1,771,518	1,661,459
Accumulated other comprehensive loss	(137,874)	(139,376)	(119,434)
Total equity	$ 4,602,104	$ 4,572,476	$ 4,479,331
Total liabilities and equity	$ 9,869,943	$ 8,471,475	$ 8,290,113
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited		June 30		June 30
in thousands, except per share data	2017	2016	2017	2016
Total revenues	$ 1,030,763	$ 956,825	$ 1,818,091	$ 1,711,552
Cost of revenues	738,988	664,641	1,366,337	1,254,649
Gross profit	291,775	292,184	451,754	456,903
Selling, administrative and general expenses	82,793	82,681	164,914	159,149
Gain on sale of property, plant & equipment
and businesses	2,773	356	3,142	911
Business interruption claims recovery	0	10,962	0	10,962
Impairment of long-lived assets	0	(860)	0	(10,506)
Other operating expense, net	(17,768)	(6,175)	(23,595)	(20,414)
Operating earnings	193,987	213,786	266,387	278,707
Other nonoperating income (expense), net	1,869	29	3,893	(666)
Interest expense, net	38,455	33,333	72,531	67,065
Earnings from continuing operations
before income taxes	157,401	180,482	197,749	210,976
Income tax expense	45,652	53,241	42,477	41,772
Earnings from continuing operations	111,749	127,241	155,272	169,204
Earnings (loss) on discontinued operations, net of tax	8,390	(2,532)	9,788	(4,338)
Net earnings	$ 120,139	$ 124,709	$ 165,060	$ 164,866
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	328	301	647	595
Amortization of actuarial loss and prior service
cost for benefit plans	427	20	855	40
Other comprehensive income	755	321	1,502	635
Comprehensive income	$ 120,894	$ 125,030	$ 166,562	$ 165,501
Basic earnings (loss) per share
Continuing operations	$ 0.84	$ 0.95	$ 1.17	$ 1.27
Discontinued operations	0.07	(0.02)	0.08	(0.04)
Net earnings	$ 0.91	$ 0.93	$ 1.25	$ 1.23
Diluted earnings (loss) per share
Continuing operations	$ 0.83	$ 0.93	$ 1.15	$ 1.24
Discontinued operations	0.06	(0.01)	0.07	(0.03)
Net earnings	$ 0.89	$ 0.92	$ 1.22	$ 1.21
Weighted-average common shares outstanding
Basic	132,413	133,419	132,524	133,619
Assuming dilution	134,735	136,208	134,925	136,136
Cash dividends per share of common stock	$ 0.25	$ 0.20	$ 0.50	$ 0.40
Depreciation, depletion, accretion and amortization	$ 76,775	$ 71,908	$ 148,339	$ 141,314
Effective tax rate from continuing operations	29.0%	29.5%	21.5%	19.8%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited		June 30
in thousands	2017	2016
Operating Activities
Net earnings	$ 165,060	$ 164,866
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	148,339	141,314
Net gain on sale of property, plant & equipment and businesses	(3,142)	(911)
Contributions to pension plans	(4,744)	(4,737)
Share-based compensation expense	13,671	10,832
Deferred tax expense (benefit)	2,901	2,592
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(170,701)	(157,216)
Other, net	3,838	(1,738)
Net cash provided by operating activities	$ 155,222	$ 155,002
Investing Activities
Purchases of property, plant & equipment	(291,034)	(199,764)
Proceeds from sale of property, plant & equipment	8,530	2,427
Payment for businesses acquired, net of acquired cash	(210,562)	(1,611)
Decrease in restricted cash	9,033	1,150
Other, net	405	1,862
Net cash used for investing activities	$ (483,628)	$ (195,936)
Financing Activities
Proceeds from line of credit	5,000	3,000
Payment of line of credit	(5,000)	(3,000)
Payment of current maturities and long-term debt	(235,007)	(9)
Proceeds from issuance of long-term debt	1,600,000	0
Debt discounts and issuance costs	(15,046)	0
Purchases of common stock	(60,303)	(69,156)
Dividends paid	(66,194)	(53,338)
Share-based compensation, shares withheld for taxes	(24,231)	(28,721)
Net cash provided by (used for) financing activities	$ 1,199,219	$ (151,224)
Net increase (decrease) in cash and cash equivalents	870,813	(192,158)
Cash and cash equivalents at beginning of year	258,986	284,060
Cash and cash equivalents at end of period	$ 1,129,799	$ 91,902
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from the audited financial statement, but it does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

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

Under ASU 2016-09, tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are reflected as discrete income tax benefits in the period of exercise or issuance. Before the adoption of this standard, excess tax benefits were recorded directly to equity (APIC). Net excess tax benefits are reflected as a reduction to our income tax expense for the three and six months ended June 30, 2017 ($1,245,000 and $16,758,000, respectively) and revised three and six months ended June 30, 2016 ($959,000 and $22,192,000, respectively). As a result, we also revised our June 30, 2016 diluted share calculation to exclude the assumption that proceeds from excess tax benefits would be used to purchase shares, resulting in an increase in dilutive shares of 813,000 for the quarter and 766,000 year-to-date.

Under ASU 2016-09, gross excess tax benefits are classified as operating cash flows rather than financing cash flows. As a result, for the six months ended June  30, 2016 we increased our operating cash flows and decreased our financing cash flows by $23,749,000. Additionally, this ASU requires cash paid for shares withheld to satisfy statutory income tax withholding obligations be classified as financing activities rather than operating activities. As a result, for the six months ended June 30, 2016 we increased our operating cash flows and decreased our financing cash flows by $28,721,000.

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Weighted-average common shares
outstanding	132,413	133,419	132,524	133,619
Dilutive effect of
Stock-Only Stock Appreciation Rights	1,317	1,383	1,330	1,292
Other stock compensation plans	1,005	1,406	1,071	1,225
Weighted-average common shares
outstanding, assuming dilution	134,735	136,208	134,925	136,136

All dilutive common stock equivalents are reflected in our earnings per share calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation would be excluded.

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Antidilutive common stock equivalents	79	97	79	327

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Discontinued Operations
Pretax earnings (loss)	$ 12,804	$ (4,197)	$ 14,896	$ (7,177)
Income tax (expense) benefit	(4,414)	1,665	(5,108)	2,839
Earnings (loss) on discontinued operations,
net of tax	$ 8,390	$ (2,532)	$ 9,788	$ (4,338)

Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2017 results noted above primarily reflect charges and related insurance recoveries, including those associated with the Texas Brine matter, as further discussed in Note 8.

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

In the second quarter of 2017, we recorded income tax expense from continuing operations of $45,652,000 compared to income tax expense from continuing operations of $53,241,000 in the second quarter of 2016. The decrease in our income tax expense resulted largely from applying the statutory rate to the decrease in our pretax earnings.

For the first six months of 2017, we recorded income tax expense from continuing operations of $42,477,000 compared to $41,772,000 for the first six months of 2016.  The increase in our income tax expense resulted from lower excess tax benefits from share-based compensation in the first six months of 2017, largely offset by applying the statutory rate to the decrease in our pretax earnings.

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

Based on our second quarter 2017 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of certain state net operating loss carryforwards. For December 31, 2017, we project deferred tax assets related to state net operating loss carryforwards of $53,394,000, of which $52,256,000 relates to Alabama. The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2029. Before 2015, this Alabama deferred tax asset carried a full valuation allowance. During 2015, we restructured our legal entities which resulted in a partial release of the valuation allowance in the amount of $4,655,000. During the fourth quarter of 2016, we achieved three consecutive years of positive Alabama adjusted earnings which resulted in an additional partial release of the valuation allowance in the amount of $4,791,000. We expect one additional partial release of this valuation allowance once we have returned to sustained profitability, which we project could occur in the fourth quarter of 2017 (“Alabama adjusted earnings” and “sustained profitability” are defined in our most recent Annual Report on Form 10-K).

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

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Deferred Revenue
Balance at beginning of period	$ 204,819	$ 212,292	$ 206,468	$ 214,060
Amortization of deferred revenue	(1,719)	(2,092)	(3,368)	(3,860)
Balance at end of period	$ 203,100	$ 210,200	$ 203,100	$ 210,200

Based on expected sales from the specified quarries, we expect to recognize approximately $8,080,000 of deferred revenue as income during the 12-month period ending June 30, 2018 (reflected in other current liabilities in our 2017 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	June 30	December 31	June 30
in thousands	2017	2016	2016
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 5,348	$ 6,883	$ 6,389
Equities	11,785	10,033	7,702
Total	$ 17,133	$ 16,916	$ 14,091

Level 2 Fair Value
	June 30	December 31	June 30
in thousands	2017	2016	2016
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 2,338	$ 1,705	$ 2,134
Total	$ 2,338	$ 1,705	$ 2,134

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

Net gains of the Rabbi Trust investments were $848,000 and $535,000 for the six months ended June 30, 2017 and 2016, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at June 30, 2017 and 2016 were $413,000 and $(571,000), respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Assets subject to fair value measurement on a nonrecurring basis are summarized below:

	Period ended June 30, 2017		Period ended June 30, 2016
		Impairment		Impairment
in thousands	Level 2	Charges	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment, net	$ 0	$ 0	$ 0	$ 1,359
Other intangible assets, net	0	0	0	8,180
Other assets	0	0	0	967
Total	$ 0	$ 0	$ 0	$ 10,506

We recorded $10,506,000 of losses on impairment of long-lived assets for the six months ended June  30,  2016,  reducing the carrying value of these Aggregates segment assets to their estimated fair value of $0. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statement	2017	2016	2017	2016
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (539)	$ (497)	$ (1,067)	$ (983)

For the 12-month period ending June  30, 2018, we estimate that $2,198,000 of the pretax loss in AOCI will be reclassified to earnings.

Note 7: Debt

Debt is detailed as follows:

	Effective	June 30	December 31	June 30
in thousands	Interest Rates	2017	2016	2016
Short-term Debt
Bank line of credit expires 2021 [1,2,3]	n/a	$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2021 [1,2,3]	n/a	$ 0	$ 235,000	$ 235,000
7.00% notes due 2018	7.87%	272,512	272,512	272,512
10.375% notes due 2018	10.63%	250,000	250,000	250,000
Floating-rate notes due 2020	2.05%	250,000	0	0
7.50% notes due 2021	7.75%	600,000	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Term loan due 2021 [2,3]	2.41%	250,000	0	0
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	0	0
7.15% notes due 2037	8.05%	240,188	240,188	240,188
4.50% notes due 2047	4.59%	700,000	0	0
Other notes [3]	6.31%	358	365	489
Total long-term debt - face value		$ 3,369,058	$ 2,004,065	$ 2,004,189
Unamortized discounts and debt issuance costs		(33,989)	(21,176)	(21,531)
Total long-term debt - book value		$ 3,335,069	$ 1,982,889	$ 1,982,658
Less current maturities [4]		525,776	138	131
Total long-term debt - reported value		$ 2,809,293	$ 1,982,751	$ 1,982,527
Estimated fair value of long-term debt		$ 3,077,069	$ 2,243,213	$ 2,272,149

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	The effective interest rate is the spread over LIBOR as of the most recent balance sheet date.
3	Non-publicly traded debt.
4	Current maturities as of June 30, 2017 includes $522.5 million of notes due in 2018 which were early retired in July 2017 as discussed below within the Term Debt caption.

Our total long-term debt - book value is presented in the table above net of unamortized discounts/premiums from par and unamortized deferred debt issuance costs. Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $2,233,000 of net interest expense for these items for the six months ended June 30, 2017.

The estimated fair value of our debt presented in the table above was determined by: (1) averaging several asking price quotes for the publicly traded notes and (2) assuming par value for the remainder of the debt. The fair value estimates for the publicly traded notes were based on Level 2 information (as defined in Note 5) as of their respective balance sheet dates.

LINE OF CREDIT

In December 2016, among other favorable changes, we extended the maturity date of our unsecured $750,000,000 line of credit from June 2020 to December 2021. The credit agreement contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2017, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of June 30, 2017, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of June 30, 2017, our available borrowing capacity was $706,462,000. Utilization of the borrowing capacity was as follows:

▪	none was borrowed
▪	$43,538,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. $3,118,700,000 of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June 30, 2017, we were in compliance with all of the term debt covenants.

In June 2017, we issued $1,000,000,000 of debt composed of three issuances as follows: (1) $700,000,000 of 4.50% senior notes due June 2047, (2) $50,000,000 of 3.90% senior notes due April 2027 (these notes are a further issuance of, and form a single series with, the 3.90% notes issued in March 2017), and (3) $250,000,000 of floating-rate senior notes due June 2020. These issuances resulted in proceeds of $989,512,000 (net of original issue discounts/premiums, underwriter fees and other transaction costs). The proceeds will be used to partially finance the pending acquisition of Aggregates USA, LLC as described in Note 16 and to early retire the notes due in 2018 ($272,512,000 @ 7.00% and $250,000,000 @ 10.375%). This early retirement was completed in July at a cost of $565,559,000 including a $43,020,000 premium above the principal amount of the notes and transaction costs of $27,000. As a result, in the third quarter we will recognize $3,029,000 of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs and deferred interest rate derivative settlement losses.

In June 2017, we drew the full $250,000,000 on the unsecured delayed draw term loan entered into in December 2016. These funds were used to repay the $235,000,000 borrowed on our line of credit and for general corporate purposes. Borrowings bear interest in the same manner as the line of credit. The term loan principal will be repaid quarterly beginning March 2018 as follows: quarters 5 - 8 @ $1,562,500/quarter; 9 - 12 @ $3,125,000/quarter; 13 - 19 @ $4,687,500/quarter and $198,437,500 for quarter 20 (December 2022). The term loan may be prepaid at any time without penalty. The term loan is provided by the same group of banks that provides our line of credit, and is governed by the same credit agreement as the line of credit. As such, it is subject to the same affirmative, negative, and financial covenants.

In March 2017, we issued $350,000,000 of 3.90% senior notes due April 2027 for proceeds of $345,450,000 (net of original issue discounts, underwriter fees and other transaction costs). The proceeds were used for general corporate purposes. This series of notes now totals $400,000,000 due to the additional $50,000,000 of notes issued in June.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2017 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 38,111
Reclamation/restoration requirements	5,427
Total	$ 43,538

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $43,538,000 as of June  30, 2017.

As described in Note 9, our asset retirement obligations totaled $223,953,000 as of June  30, 2017.

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

▪

TEXAS BRINE MATTER — During the operation of its former Chemicals Division, Vulcan was the lessee to a salt lease from 1976 – 2005 in an underground salt dome formation in Assumption Parish, Louisiana. The Texas Brine Company (Texas Brine) operated this salt mine for our account. We sold our Chemicals Division in 2005 and assigned the lease to the purchaser, a subsidiary of Occidental, and we have had no association with the leased premises or Texas Brine since that time. In August 2012, a sinkhole developed in the vicinity of the Texas Brine mining operations, and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were also filed in federal court before the Eastern District of Louisiana in New Orleans.

There are numerous defendants, including Texas Brine and Occidental, to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine. We have since been added as a direct and third-party defendant by other parties, including a direct claim by the state of Louisiana. Damage categories encompassed within the litigation include individual plaintiffs’ claims for property damage, a claim by the state of Louisiana and Texas Brine for response costs, claims for physical damages to nearby oil and gas pipelines and storage facilities (pipelines),  and business interruption claims. In addition to the plaintiffs’ claims, we have also been sued for contractual indemnity and comparative fault by both Texas Brine and Occidental. It is alleged that the sinkhole was caused, in whole or in part, by our negligent actions or failure to act. It is also alleged that we breached the salt lease, as well as an operating agreement and related contracts with Texas Brine; that we are strictly liable for certain property damages in our capacity as a former assignee of the salt lease; and that we violated certain covenants and conditions in the agreement under which we sold our Chemicals Division. We have made claims for contractual indemnity and comparative fault against Texas Brine and Occidental. Discovery is ongoing.

In December 2016, we settled with the plaintiffs in one of these cases involving individual property damages. In  the first quarter of 2017, we offered to settle with the plaintiffs in the cases involving physical damages to pipelines and settled with one such plaintiff group. In the second quarter of 2017, we settled with another pipeline plaintiff group. The insurers who have coverage of these settlement amounts agreed that the cases were covered by our policy and have funded the settled cases in excess of our self-insured retention amount. We are scheduled to go to trial in September 2017 against the remaining pipeline plaintiff group, which will include certain cross-party and third-party claims against Vulcan. This will be a bench trial to determine percentages of fault or liability among the defendants, with a damages trial to be held at a later date.

Except for the settled or offered to settle cases, at this time we cannot reasonably estimate a range of liability pertaining to this matter.

▪

HEWITT LANDFILL MATTER (SUPERFUND SITE) — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles. The CAO followed a 2014 Investigative Order from the RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring Vulcan to provide groundwater monitoring results to the RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. In April 2016, we submitted an interim remedial action plan (IRAP) to the RWQCB, proposing a pilot test of a pump and treat system; testing and implementation of a leachate recovery system; and storm water capture and conveyance improvements. Operation of the pilot-scale treatment system began in January 2017, was completed in April, and a summary evaluation report to the RWQCB is expected this August. With completion of the pilot testing and other investigative work performed in order to complete the summary evaluation report, we accrued $14,216,000 in the second quarter of 2017 (reflected in other operating expense) for the on-site portion of the IRAP. This accrual includes implementation of an on-site groundwater remediation and monitoring system, installation of additional leachate extraction and disposal capacity, and storm water management improvements at the site.

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

In July 2016, the EPA sent us a letter requesting that we enter into an AOC for remedial design work at the NHOU including, but not limited to, the design of two or more groundwater extraction wells to be located between the Hewitt Landfill and certain public drinking water wells.  We have reached an agreement in principle with the EPA regarding an AOC and Statement of Work for the design of two extraction wells between the Hewitt Landfill site and the North Hollywood West well field. The AOC provides for Vulcan to undertake a preliminary evaluation of the appropriateness of the two-well remedy. We expect to finalize and execute the AOC in the third quarter of 2017. Until the remedial design work and evaluation of the two-well remedy is complete, we cannot identify an appropriate remedial action or reasonably estimate a loss pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June  30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
ARO Operating Costs
Accretion	$ 2,881	$ 2,716	$ 5,763	$ 5,472
Depreciation	1,615	1,621	3,247	3,314
Total	$ 4,496	$ 4,337	$ 9,010	$ 8,786

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Asset Retirement Obligations
Balance at beginning of period	$ 226,012	$ 220,581	$ 223,872	$ 226,594
Liabilities incurred	335	505	335	505
Liabilities settled	(5,610)	(5,450)	(10,475)	(10,320)
Accretion expense	2,881	2,716	5,763	5,472
Revisions, net	335	(1,309)	4,458	(5,208)
Balance at end of period	$ 223,953	$ 217,043	$ 223,953	$ 217,043

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

Effective July 2007, we amended our defined benefit pension plans to no longer accept new participants. Effective December 2013, we amended our defined benefit pension plans to freeze future benefit accruals after December 2015 for salaried pension participants.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$ 1,654	$ 1,336	$ 3,308	$ 2,672
Interest cost	9,058	9,126	18,115	18,252
Expected return on plan assets	(12,096)	(12,890)	(24,192)	(25,781)
Amortization of prior service cost (credit)	335	(10)	670	(21)
Amortization of actuarial loss	1,823	1,541	3,647	3,082
Net periodic pension benefit cost (credit)	$ 774	$ (897)	$ 1,548	$ (1,796)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,158	$ 1,531	$ 4,317	$ 3,061

The contributions to pension plans for the six months ended June  30, 2017 and 2016, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans. While we do not expect to be required to make contributions to the qualified plans during 2017, we do expect to make a discretionary qualified plan contribution of approximately $10,600,000.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$ 291	$ 280	$ 583	$ 561
Interest cost	315	303	630	605
Amortization of prior service credit	(1,059)	(1,059)	(2,118)	(2,118)
Amortization of actuarial gain	(396)	(437)	(793)	(875)
Net periodic postretirement benefit credit	$ (849)	$ (913)	$ (1,698)	$ (1,827)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,455)	$ (1,496)	$ (2,911)	$ (2,993)

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2017	2016	2016
AOCI
Cash flow hedges	$ (12,653)	$ (13,300)	$ (13,899)
Pension and postretirement plans	(125,221)	(126,076)	(105,535)
Total	$ (137,874)	$ (139,376)	$ (119,434)

Changes in AOCI, net of tax, for the six months ended June  30, 2017 are as follows:

		Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2016	$ (13,300)	$ (126,076)	$ (139,376)
Amounts reclassified from AOCI	647	855	1,502
Net current period OCI changes	647	855	1,502
Balance as of June 30, 2017	$ (12,653)	$ (125,221)	$ (137,874)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 539	$ 497	$ 1,067	$ 983
Benefit from income taxes	(211)	(196)	(420)	(388)
Total	$ 328	$ 301	$ 647	$ 595
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 575	$ 27	$ 1,145	$ 55
Selling, administrative and general expenses	128	6	261	12
Benefit from income taxes	(276)	(13)	(551)	(27)
Total	$ 427	$ 20	$ 855	$ 40
Total reclassifications from AOCI to earnings	$ 755	$ 321	$ 1,502	$ 635

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

Changes in total equity are summarized below:

	Six Months Ended
	June 30
in thousands	2017	2016
Total Equity
Balance at beginning of year	$ 4,572,476	$ 4,454,188
Net earnings	165,060	164,866
Share-based compensation plans, net of shares withheld for taxes	(24,108)	(28,696)
Purchase and retirement of common stock	(60,303)	(69,156)
Share-based compensation expense	13,671	10,832
Cash dividends on common stock ($0.50/$0.40 per share)	(66,194)	(53,338)
Other comprehensive income	1,502	635
Balance at end of period	$ 4,602,104	$ 4,479,331

There were no shares held in treasury as of June 30, 2017, December 31, 2016 and June  30, 2016.

Our common stock purchases (all of which were open market purchases) were as follows:

▪	six months ended June 30, 2017 – purchased and retired 510,283 shares for a cost of $60,303,000
▪	twelve months ended December 31, 2016 – purchased and retired 1,427,000 shares for a cost of $161,463,000
▪	six months ended June 30, 2016 – purchased and retired 636,659 shares for a cost of $69,156,000

As of June  30, 2017, 9,489,717 shares may be purchased under the current purchase authorization of our Board of Directors.

Note 13: Segment Reporting

We have four operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Intersegment sales are made at local market prices for the particular grade and quality of product used in the production of asphalt mix and ready-mixed concrete. Management reviews earnings from the product line reporting segments principally at the gross profit level.

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2017	2016	2017	2016
Total Revenues
Aggregates [1]	$ 817,586	$ 791,497	$ 1,467,886	$ 1,426,365
Asphalt	175,758	142,055	271,534	231,154
Concrete	105,213	81,246	193,963	151,643
Calcium	1,971	2,448	3,857	4,358
Segment sales	$ 1,100,528	$ 1,017,246	$ 1,937,240	$ 1,813,520
Aggregates intersegment sales	(69,765)	(60,421)	(119,149)	(101,968)
Total revenues	$ 1,030,763	$ 956,825	$ 1,818,091	$ 1,711,552
Gross Profit
Aggregates	$ 252,791	$ 254,008	$ 392,953	$ 402,392
Asphalt	28,918	30,925	37,558	43,139
Concrete	9,481	6,146	19,935	9,623
Calcium	585	1,105	1,308	1,749
Total	$ 291,775	$ 292,184	$ 451,754	$ 456,903
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 60,832	$ 59,414	$ 118,488	$ 116,925
Asphalt	6,615	4,136	12,347	8,368
Concrete	3,672	3,088	6,695	6,069
Calcium	192	196	387	379
Other	5,464	5,074	10,422	9,573
Total	$ 76,775	$ 71,908	$ 148,339	$ 141,314
Identifiable Assets [2]
Aggregates			$ 7,931,603	$ 7,742,618
Asphalt			358,801	237,546
Concrete			233,355	189,355
Calcium			3,939	5,565
Total identifiable assets			$ 8,527,698	$ 8,175,084
General corporate assets			212,446	23,127
Cash and cash equivalents			1,129,799	91,902
Total			$ 9,869,943	$ 8,290,113

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and service revenues related to aggregates.
2

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2017	2016
Cash Payments
Interest (exclusive of amount capitalized)	$ 67,849	$ 67,679
Income taxes	117,204	64,556
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 17,924	$ 20,850
Amounts referable to business acquisitions
Liabilities assumed	1,935	0

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June  30, 2017 and 2016.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2016 to June  30, 2017 are summarized below:

GOODWILL

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2016	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses [1]	6,615	0	0	0	6,615
Goodwill of divested businesses	0	0	0	0	0
Total as of June 30, 2017	$ 3,009,806	$ 91,633	$ 0	$ 0	$ 3,101,439

1	See Note 16 for a summary of the current year acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS AND PENDING ACQUISITION

During the second quarter of 2017, we announced the pending acquisition of Aggregates USA, LLC, an aggregates business that operates 32 facilities (15 aggregates facilities, 16 aggregates rail distribution yards and 1 aggregates truck distribution yard)  in Florida, Georgia,  South Carolina, Tennessee and Virginia for $900.0 million in cash. In order to expedite the regulatory approval process, we may divest several quarries in Tennessee. We intend to close this acquisition in the second half of 2017.

Through the six months ended June  30, 2017, we purchased the following for total consideration of $212,406,000:

▪	California — ready-mixed concrete facilities, an aggregates marine distribution yard and building materials yards
▪	Illinois — two aggregates facilities
▪	New Mexico — an aggregates facility
▪	Tennessee — an aggregates facility, asphalt mix operations, an asphalt paving business and a rail-served aggregates facility

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

The fair value of consideration transferred for these acquisitions and the preliminary amounts of assets acquired and liabilities assumed (based on their estimated fair values at their acquisition dates), are summarized below:

June 30
in thousands	2017
Fair Value of Purchase Consideration
Cash	$ 210,562
Payable to seller	1,844
Total fair value of purchase consideration	$ 212,406
Identifiable Assets Acquired and Liabilities Assumed
Inventories	6,213
Other current assets	90
Property, plant & equipment, net	126,426
Other intangible assets
Contractual rights in place	73,092
Other intangibles	61
Liabilities assumed	(91)
Net identifiable assets acquired	$ 205,791
Goodwill	$ 6,615

Estimated fair values of assets acquired and liabilities assumed are preliminary pending appraisals of contractual rights in place and property, plant & equipment.

As a result of these acquisitions, we recognized $73,153,000 of amortizable intangible assets (primarily contractual rights in place). The contractual rights in place noted above will be amortized against earnings ($66,630,000 – straight-line over a weighted-average 18.8 years and $6,462,000 – units of sales over an estimated 20 years) and deductible for income tax purposes over 15 years. The goodwill noted above will be deductible for income tax purposes over 15 years.

For the full year 2016, we purchased the following for total consideration of $33,287,000  ($32,537,000 cash and $750,000 payable):

▪	Georgia — a distribution business to complement our aggregates logistics and distribution activities
▪	New Mexico — an asphalt mix operation
▪	Texas — an aggregates facility

None of the 2016 acquisitions listed above were material to our results of operations or financial position either individually or collectively. As a result of these 2016 acquisitions, we recognized $16,670,000 of amortizable intangible assets ($15,213,000 contractual rights in place and $1,457,000 noncompetition agreement). The contractual rights in place are amortized against earnings ($6,798,000 – straight-line over 20 years and $8,415,000 units of sales over an estimated 20 years) and deductible for income tax purposes over 15 years.

DIVESTITURES AND PENDING DIVESTITURES

No assets met the criteria for held for sale at June  30, 2017, December 31, 2016 or June  30, 2016. However, as stated above, we may divest several quarries in Tennessee in order to expedite the regulatory approval process for the pending Aggregates USA acquisition.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

MODIFICATION ACCOUNTING FOR SHARE-BASED COMPENSATION    For the interim period ended June 30, 2017, we early adopted Accounting Standards Update (ASU) 2017-09, “Scope of Modification Accounting.”  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which modification accounting is applied. Specifically, modification accounting is not applied if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. We will apply this ASU on a prospective basis to awards modified on or after the adoption date. The adoption of this standard had no impact on our consolidated financial statements.

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

REVENUE RECOGNITION  In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU provides a more robust framework for addressing revenue issues and expands required revenue recognition disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further, in applying this ASU an entity is permitted to use either the full retrospective or cumulative effect transition approach. While we are currently evaluating the impact of adoption of this standard and subsequent amendments on our consolidated financial statements, we expect to identify similar performance obligations under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we expect the timing of our revenues to remain generally the same. We will adopt this standard using the cumulative effect transition approach.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

Overview

We provide the basic materials for the infrastructure needed to maintain and expand the U.S. economy. We operate primarily in the U.S. and are the nation's largest supplier of construction aggregates  (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete. Our strategy and competitive advantage is based on our strength in aggregates.  Aggregates are used in most types of construction and in the production of asphalt mix and ready-mixed concrete.

Demand for our products is dependent on construction activity and correlates positively with changes in population growth, household formation and employment.  End uses include public construction (e.g., highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams and reservoirs), private nonresidential construction (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (e.g., single-family houses, duplexes, apartment buildings and condominiums). Customers for our products include heavy construction and paving contractors; commercial building contractors; concrete products manufacturers; residential building contractors; railroads and electric utilities; and to a smaller extent state, county and municipal governments.

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

Seasonality and cyclical nature of our business

Almost all our products are produced and consumed outdoors. Seasonal changes and other weather-related conditions can affect the production and sales volume  of our products. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the year. Normally, the highest sales and earnings are in the third quarter and the lowest are in the first quarter. Furthermore, our sales and earnings are sensitive to national, regional and local economic conditions, demographic and population fluctuations, and particularly to cyclical swings in construction spending, primarily in the private sector.

EXECUTIVE SUMMARY

Financial highlights for SeCOND Quarter 2017

Compared to second quarter 2016:

▪	Total revenues increased $73.9 million, or 8%, to $1,030.8 million
▪	Gross profit decreased $0.4 million, or less than 1%, to $291.8 million
▪	Aggregates segment sales increased $26.1 million, or 3%, to $817.6 million
▪	Aggregates segment freight-adjusted revenues increased $16.6 million, or 3%, to $631.4 million
▪	Shipments decreased 2%, or 0.8 million tons, to 48.0 million tons
▪	Same-store shipments decreased 3%, or 1.3 million tons, to 47.4 million tons
▪	Freight-adjusted sales price increased 4%, or $0.55 per ton
▪	Same-store freight-adjusted sales price increased 5%, or $0.59 per ton
▪	Segment gross profit decreased $1.2 million, or less than 1%, to $252.8 million
▪	Asphalt, Concrete and Calcium segment gross profit increased $0.8 million, or 2%, to $39.0 million, collectively
▪	Selling, Administrative and General (SAG) increased $0.1 million and decreased 0.6 percentage points (60 basis points) as a percentage of total revenues
▪	Earnings from continuing operations were $111.7 million, or $0.83 per diluted share, compared to $127.2 million, or $0.93 per diluted share
▪	Discrete items in the second quarter of 2017 include:
▪	pretax charges of $15.0 million associated with divested operations
▪	Discrete items in the second quarter of 2016 include:
▪	a pretax gain of $11.0 million for business interruption claims
▪	pretax charges of $3.9 million associated with divested operations
▪	a pretax loss of $0.9 million for asset impairment
▪	Net earnings were $120.1 million, a decrease of $4.6 million, or 4%
▪	Adjusted EBITDA was $287.7 million, an increase of $8.2 million, or 3%

Our second quarter results reflect record unit profitability in our Aggregates segment despite wet weather and difficult operating conditions across many of our Southeastern and mid-Atlantic markets. Extreme wet weather across the Southeast (Alabama, Florida, Georgia, Louisiana and Mississippi),  and weaker demand in Illinois and coastal Texas contributed to aggregates shipments that were 2% below the prior year quarter, or 3% below on a same-store basis. This shortfall in second quarter aggregates shipments drove most of the difference in our reported results versus our plan. Freight-adjusted aggregates sales price increased $0.55 per ton, or 4%; same store freight-adjusted aggregates sale price increased $0.59 per ton, or 5%.

Despite the volume shortfall in the quarter, what is happening behind the reported numbers is encouraging. Private demand in our markets continued to strengthen. Highway project starts accelerated in the second quarter, signaling an end to the softness in starts that we have been working through for the last year. Our shipment backlog for public highway work has not been this high in at least three years.  California and Virginia, important states for us, have returned to shipment growth. Our core profitability in the Aggregates segment continues to improve. Aggregates unit gross profit was a second quarter record despite the wet weather we experienced in some of our strongest markets. Aggregates pricing, adjusted for mix, was consistent with full-year expectations. These results are a good indication of the market’s visibility to further demand recovery.

As of June 30, year-to-date cash capital expenditures were $291.0 million. This amount included $107.0 million invested in internal growth projects to enhance our aggregates distribution network to markets without local aggregates reserves, as well as development of new sites and other growth investment projects. Core capital investments to replace existing property, plant and equipment made up the remaining $184.0 million, and are expected to be approximately $300 million for the full year.

We remain active in the pursuit of bolt-on acquisitions and other value-creating growth investments. Since January, we have closed acquisitions totaling $212.4 million (see Note 16 to the condensed consolidated financial statements). Our recent acquisitions are performing well and complement our leading positions in certain California, Illinois, New Mexico and Tennessee markets. During the second half of 2017, we intend to close on the $900.0 million acquisition of Aggregates USA as described in Note 16 to the condensed consolidated financial statements.

At the end of the second quarter, total debt was $3.3 billion (including deferred financing costs) and cash was $1.1 billion. Total debt included $1.0 billion of new notes issued in June to help fund acquisitions and other growth investments, including the previously announced agreement to acquire the assets of Aggregates USA, and to retire $522.5 million of notes due in June and December of 2018. Retirement of the 2018 maturities was completed in July for $565.5 million using proceeds from the new notes. Full-year interest expense will be approximately $193.2 million, including $46.0 million of one-time charges incurred in the third quarter for the early debt retirement.

During the quarter, we returned $44.1 million to shareholders through dividends and share repurchases, bringing the year-to-date total to $126.5 million.

We are excited about the growth opportunities ahead of us. Leading indicators, such as growth in the pre-construction pipeline and in construction starts in our markets, as well as growth in our own order backlogs,  point toward a return to growth in the second half of this year and beyond. Trailing-twelve-month construction starts  in our markets have steadily improved from a year ago, outpacing non-Vulcan markets by a wide margin. Private construction starts remain strong, led by continued growth in both residential and nonresidential buildings. Importantly, public construction starts have turned positive due to growth in highway and road spending. State and local governments have continued to pass funding measures to increase public infrastructure investment significantly, and more projects supported by federal FAST Act funding have moved further toward the active construction stage.

The rate of growth through the remainder of this year will depend on the pace at which our customers catch up on deferred work and on the timing of shipments to large projects in our backlog. Given these factors and the significant shortfall to plan experienced in the second quarter, we have revised our outlook for aggregates shipments to between 182 million and 187 million tons. This anticipates 5% to 10% growth in shipments from August through the end of the year. Primarily due to this lower expectation for 2017 aggregates shipments, we now project full-year Adjusted EBITDA of between $1.05 billion and $1.13 billion. Other management expectations (e.g. aggregates price improvement,  asphalt and concrete gross profit growth, SAG expense, capital spending and effective tax rate) remain as outlined in our fourth quarter 2016 earnings communications.

Our business remains on track with our longer-term goals and expectations. We remain confident in the sustained, multi-year recovery in materials demand across our markets and in the further, compounding improvement to our Aggregates segment unit profitability. Operational excellence, solid sales execution and cost control continue to have a strong impact on the bottom line, in spite of the last twelve months of uneven growth. We have the financial strength to continue making smart growth investments that fit us best and we are committed to continuous improvement in safety, customer service and operational efficiencies.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2017	2016	2017	2016
Gross profit	$ 291.8	$ 292.2	$ 451.8	$ 456.9
Total revenues	$ 1,030.8	$ 956.8	$ 1,818.1	$ 1,711.6
Gross profit margin	28.3%	30.5%	24.8%	26.7%

gross profit margin excluding freight and delivery revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2017	2016	2017	2016
Gross profit	$ 291.8	$ 292.2	$ 451.8	$ 456.9
Total revenues	$ 1,030.8	$ 956.8	$ 1,818.1	$ 1,711.6
Freight and delivery revenues [1]	136.2	142.3	254.3	263.6
Total revenues excluding freight and delivery revenues	$ 894.6	$ 814.5	$ 1,563.8	$ 1,448.0
Gross profit margin excluding
freight and delivery revenues	32.6%	35.9%	28.9%	31.6%

1	Includes freight to remote distribution sites.

SAME-STORE

We have provided certain information on a same-store basis. When discussing our financial results in comparison to prior periods, we may exclude the operating results of recently acquired/divested businesses that do not have comparable results in the periods being discussed. These recently acquired/divested businesses are disclosed in Note 16 “Acquisitions and Divestitures.” This approach allows us to evaluate the performance of our operations on a comparable basis. We believe that measuring performance on a same-store basis is useful to investors because it enables evaluation of how our operations are performing period over period without the effects of acquisition and divestiture activity. Our same-store information may not be comparable to similar measures used by other entities.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2017	2016	2017	2016
Aggregates segment
Gross profit	$ 252.8	$ 254.0	$ 393.0	$ 402.4
Segment sales	$ 817.6	$ 791.5	$ 1,467.9	$ 1,426.4
Gross profit margin	30.9%	32.1%	26.8%	28.2%
Incremental gross profit margin	n/a		n/a

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2017	2016	2017	2016
Aggregates segment
Gross profit	$ 252.8	$ 254.0	$ 393.0	$ 402.4
Segment sales	$ 817.6	$ 791.5	$ 1,467.9	$ 1,426.4
Less
Freight, delivery and transportation revenues [1]	176.4	173.4	324.3	317.1
Other revenues	9.8	3.3	15.4	7.6
Freight-adjusted revenues	$ 631.4	$ 614.8	$ 1,128.2	$ 1,101.7
Gross profit as a percentage of
freight-adjusted revenues	40.0%	41.3%	34.8%	36.5%
Incremental gross profit as a percentage of
freight-adjusted revenues	n/a		n/a

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

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

cash gross profit

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2017	2016	2017	2016
Aggregates segment
Gross profit	$ 252.8	$ 254.0	$ 393.0	$ 402.4
DDA&A	60.8	59.4	118.5	116.9
Aggregates segment cash gross profit	$ 313.6	$ 313.4	$ 511.5	$ 519.3
Unit shipments - tons	48.0	48.8	86.2	88.0
Aggregates segment cash gross profit per ton	$ 6.54	$ 6.43	$ 5.93	$ 5.90
Asphalt segment
Gross profit	$ 28.9	$ 30.9	$ 37.6	$ 43.1
DDA&A	6.6	4.1	12.3	8.4
Asphalt segment cash gross profit	$ 35.5	$ 35.0	$ 49.9	$ 51.5
Concrete segment
Gross profit	$ 9.5	$ 6.1	$ 19.9	$ 9.6
DDA&A	3.7	3.1	6.7	6.1
Concrete segment cash gross profit	$ 13.2	$ 9.2	$ 26.6	$ 15.7
Calcium segment
Gross profit	$ 0.6	$ 1.1	$ 1.3	$ 1.7
DDA&A	0.2	0.2	0.4	0.4
Calcium segment cash gross profit	$ 0.8	$ 1.3	$ 1.7	$ 2.1

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

EBITDA and adjusted ebitda

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2017	2016	2017	2016
Net earnings	$ 120.1	$ 124.7	$ 165.1	$ 164.9
Income tax expense	45.7	53.3	42.5	41.8
Interest expense, net	38.5	33.3	72.5	67.1
(Earnings) loss on discontinued operations, net of tax	(8.4)	2.5	(9.8)	4.3
EBIT	195.9	213.8	270.3	278.1
Depreciation, depletion, accretion and amortization	76.8	71.9	148.3	141.3
EBITDA	$ 272.6	$ 285.7	$ 418.6	$ 419.4
Business interruption claims recovery, net of incentives	$ 0.0	$ (11.0)	$ 0.0	$ (11.0)
Charges associated with divested operations	15.0	3.9	16.4	15.7
Asset impairment	0.0	0.9	0.0	10.5
Restructuring charges	0.0	0.0	2.0	0.3
Adjusted EBITDA	$ 287.7	$ 279.5	$ 437.0	$ 434.9
Depreciation, depletion, accretion and amortization	(76.8)	(71.9)	(148.3)	(141.3)
Adjusted EBIT	$ 210.9	$ 207.6	$ 288.6	$ 293.6

Adjusted EBITDA for 2016 has been revised to conform with the 2017 presentation which no longer includes an adjustment for charges associated with business development. We no longer exclude charges associated with business development as they are deemed to represent normal recurring operating expenses.

2017 projected ebitda

The following reconciliation to the mid-point of the range of 2017 Projected EBITDA excludes adjustments for charges associated with divested operations, asset impairment and other unusual gains and losses. Due to the difficulty of forecasting the timing or amount of items that have not yet occurred, are out of our control, or cannot be reasonably predicted, we are unable to estimate the significance of this unavailable information.

2017 Projected
in millions	Mid-point
Net earnings	$ 430
Income tax expense	170
Interest expense, net	190
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	300
Projected EBITDA	$ 1,090

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share data	2017	2016	2017	2016
Total revenues	$ 1,030.8	$ 956.8	$ 1,818.1	$ 1,711.6
Cost of revenues	739.0	664.6	1,366.3	1,254.7
Gross profit	$ 291.8	$ 292.2	$ 451.8	$ 456.9
Selling, administrative and general expenses	$ 82.8	$ 82.7	$ 164.9	$ 159.1
Gain on sale of property, plant & equipment
and businesses	$ 2.8	$ 0.4	$ 3.1	$ 0.9
Operating earnings	$ 194.0	$ 213.8	$ 266.4	$ 278.7
Interest expense, net	$ 38.5	$ 33.3	$ 72.5	$ 67.1
Earnings from continuing operations
before income taxes	$ 157.4	$ 180.5	$ 197.7	$ 211.0
Earnings from continuing operations	$ 111.7	$ 127.2	$ 155.3	$ 169.2
Gain (loss) on discontinued operations,
net of income taxes	8.4	(2.5)	9.8	(4.3)
Net earnings	$ 120.1	$ 124.7	$ 165.1	$ 164.9
Basic earnings (loss) per share
Continuing operations	$ 0.84	$ 0.95	$ 1.17	$ 1.27
Discontinued operations	0.07	(0.02)	0.08	(0.04)
Basic net earnings per share	$ 0.91	$ 0.93	$ 1.25	$ 1.23
Diluted earnings (loss) per share
Continuing operations	$ 0.83	$ 0.93	$ 1.15	$ 1.24
Discontinued operations	0.06	(0.01)	0.07	(0.03)
Diluted net earnings per share	$ 0.89	$ 0.92	$ 1.22	$ 1.21
EBITDA	$ 272.6	$ 285.7	$ 418.6	$ 419.4
Adjusted EBITDA	$ 287.7	$ 279.5	$ 437.0	$ 434.9

SECOND quarter 2017 Compared to SECOND Quarter 2016

Second quarter 2017 total revenues were $1,030.8 million, up 8% from the second quarter of 2016. Shipments decreased in aggregates (-2%)  while they were up in asphalt mix (+16%) and ready-mixed concrete (+21%). Gross profit declined in the Aggregates (-$1.2 million or less than -1%) and Asphalt (-$2.0 million or -6%) segments while it was up in the Concrete segment (+$3.3 million or +54%). Diesel fuel costs were up $2.8 million as a result of a 15% increase in the unit cost of diesel fuel, with most ($1.9 million) of this increased cost reflected in the Aggregates segment.

Net earnings for the second quarter of 2017 were $120.1 million, or $0.89 per diluted share, compared to $124.7 million, or $0.92 per diluted share, in the second quarter of 2016. Each period’s results were impacted by discrete items, as follows:

▪	Net earnings for the second quarter of 2017 include pretax charges of $15.0 million associated with divested operations.
▪

Net earnings for the second quarter of 2016 include a pretax gain of $11.0 million for business interruption claims, pretax charges of $3.9 million associated with divested operations, and a  pretax loss of $0.9 million for asset impairment.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2017 versus the second quarter of 2016 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2016	$ 180.5
Lower aggregates gross profit	(1.2)
Lower asphalt gross profit	(2.0)
Higher concrete gross profit	3.3
Lower calcium gross profit	(0.5)
Higher selling, administrative and general expenses	(0.1)
Higher gain on sale of property, plant & equipment and businesses	2.4
Lower business interruption claims recovery	(11.0)
Lower impairment charges	0.9
Higher interest expense, net	(5.1)
All other	(9.8)
Second quarter 2017	$ 157.4

Aggregates shipment trends varied widely across our footprint, largely due to weather and the timing of large projects. Aggregates shipments decreased 2% versus the prior year’s quarter and same-store shipments declined 3%. Our Alabama, Florida, Georgia, Louisiana and Mississippi markets combined saw shipments decline 12% versus the prior year’s second quarter. Severe wet weather and flooding slowed construction activity and impaired shipments in May and June, two key months of the construction season. Aggregates shipments in Florida and Georgia, for example, declined double-digits in June despite very strong underlying market conditions.  Coastal Texas and Illinois also experienced significant shipment declines. In Illinois, shipments declined 19% versus the prior year quarter due in part to the absence of a state budget to support public construction. Coastal Texas shipments in the quarter were impacted by a softer local economy and the relative timing of DOT spending and other large project activity; however, backlogs for that market remain strong. Markets outside of these areas combined to grow 6% versus the prior year’s second quarter — more in line with trend and despite the weather challenges in the Carolinas, Tennessee and Virginia. Shipments in California grew 10%, driven by private construction activity and the catch-up on work deferred from the very wet first quarter. California’s passage of a long-term transportation bill resolved Caltrans’ funding uncertainty and should, along with other factors, support sustained shipping rate improvements over the coming years.

Broad pricing momentum continued across our footprint with substantially all markets realizing price growth in the second quarter. For the quarter, freight-adjusted average sales price for aggregates increased 4% versus the prior year, or $0.55 per ton (same-store 5%, or $0.59 per ton), despite a negative mix impact. The overall pricing climate remains favorable as visibility to a sustained recovery improves and as construction materials producers stay focused on earning adequate returns on capital. California and Georgia each realized high-single digit price growth, again supported by clear and improving visibility to sustained growth in demand.

Second quarter Aggregates segment gross profit was $252.8 million, or $5.27 per ton. Segment results in the quarter were negatively impacted by product shipment mix, acquisition-related integration results, a 15% increase in the unit cost of diesel fuel and costs to begin our transition to two new, more efficient ships to transport aggregates from our quarry in Mexico. In total, these items negatively impacted Aggregates segment gross profit by $15.7 million in comparison to the prior year.

Asphalt segment gross profit was $28.9 million in the second quarter of 2017 versus $30.9 million in the prior year period. Shipments increased 16% in total and 6% on a same-store basis. Arizona and California (our largest asphalt market) drove most of the same-store growth in shipments. Solid volume growth was offset by lower sales price,  higher liquid asphalt unit cost and costs related to integration of recent acquisitions.

Concrete segment gross profit was $9.5 million in the quarter compared to $6.1 million in the prior year period. Shipments increased 21% versus the prior year as volumes increased in most of our concrete markets, including Texas and Virginia (our largest concrete market). On a same-store basis, volumes increased 11%. Materials margins and unit gross profit in concrete also improved versus the prior year period.

Our Calcium segment reported gross profit of $0.6 million versus $1.1 million in the second quarter of 2016.

On a trailing-twelve-month basis, total gross profit in our non-aggregates segments was $132.0 million, an 11% increase from the prior year’s comparable period.

SAG expenses were $82.8 million versus $82.7 million in the prior year’s second quarter. Trailing-twelve-month SAG expenses were $320.8 million, in line with full-year expectations, which remain unchanged.

Gain on sale of property, plant & equipment and businesses was $2.8 million in the second quarter of 2017 compared to $0.4 million in the second quarter of 2016.

During the second quarter of 2016, we settled 17 of 22 business interruption claims related to the 2010 Gulf Coast oil spill, resulting in a gain of $11.0 million. There were no similar settlements in the second quarter of 2017.

During the second quarter of 2016, we wrote off $0.9 million of nonrecoverable project costs related to two Aggregates segment capital projects that we no longer intend to complete. There were no impairment charges during the second quarter of 2017.

Other operating expense, generally consisting of various cost items not included in cost of revenues, was $17.8 million in the second quarter of 2017 versus $6.2 million in the second quarter of 2016. This account includes the aforementioned discrete charges associated with divested operations of $15.0 million and $3.9 million for the six months ended June  30, 2017 and 2016, respectively. These charges were composed of the following: 2017 — environmental liability accrual associated with previously divested properties ($15.0 million, including $14.2 million related to the Hewitt Landfill matter) and 2016 — a pension withdrawal settlement revision ($1.5 million) and environmental liability accruals associated with previously divested properties ($2.3 million).

Net interest expense was $38.5 million in the second quarter of 2017 compared to $33.3 million in 2016. The higher interest expense was the result of interest incurred on the $1,000.0 million of debt issued in June 2017 and the $350.0 million of debt issued in March 2017, partially offset by lower interest expense on our line of credit.

Income tax expense from continuing operations was  $45.7 million in the second quarter of 2017 compared to income tax expense of $53.2 million in the second quarter of 2016.  The decrease in our income tax expense resulted largely from applying the statutory rate to the decrease in our pretax earnings. Expectations for the full-year 2017 effective tax rate continue to be 28%.

Earnings from continuing operations were $0.83 per diluted share in the second quarter of 2017 compared to $0.93 per diluted share in the second quarter of 2016.

Discontinued Operations — Second quarter pretax earnings from discontinued operations were  $12.8 million in 2017 compared with a pretax loss of $4.2 million in 2016. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The current year results also include insurance recoveries from previously incurred general liability costs. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE JUNE 30, 2017 Compared to YEAR-TO-DATE JUNE 30, 2016

Total revenues for the first six months of 2017 were $1,818.1 million, up 6% from the first six months of 2016. Shipments declined in aggregates (-2%)  while they were up in asphalt mix (+11%) and ready-mixed concrete (+22%). Gross profit declined in the Aggregates (-$9.4 million or -2%) and Asphalt (-$5.6 million or -13%) segments while it was up in the Concrete segment (+$10.3 million or +107%). Diesel fuel costs were up $8.5 million as a result of a 24% increase in the unit cost of diesel fuel compared with the first six months of 2016, with most ($6.9 million) of this increased cost reflected in the Aggregates segment.

Net earnings for first six months of 2017 were $165.1 million, or $1.22 per diluted share, compared to $164.9 million, or $1.21 per diluted share, in the first six months of 2016. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  first six months of 2017 include pretax charges of $16.4 million associated with divested operations, and a $2.0 million pretax charge for restructuring, and excess tax benefits of  $16.8 million related to share-based compensation.

▪

Net earnings for the first six months of 2016 include a pretax gain of $11.0 million for business interruption claims, pretax charges of $15.7 million associated with divested operations, a pretax loss of $10.5 million for asset impairment,  and excess tax benefits of $22.2 million related to share-based compensation.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2017 versus year-to-date June 30, 2016 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2016	$ 211.0
Lower aggregates gross profit	(9.4)
Lower asphalt gross profit	(5.6)
Higher concrete gross profit	10.3
Lower calcium gross profit	(0.4)
Higher selling, administrative and general expenses	(5.8)
Higher gain on sale of property, plant & equipment and businesses	2.2
Lower business interruption claims recovery	(11.0)
Lower impairment charges	10.5
Higher interest expense, net	(5.5)
All other	1.4
Year-to-date June 30, 2017	$ 197.7

Gross profit for our Aggregates segment was $393.0 million for the first six months of 2017 versus $402.4 million in comparable 2016. Aggregates segment sales of $1,467.9 million were up 3% from the prior year’s first half, while aggregates freight-adjusted revenues of $1,128.2 million were up 2%. First-half aggregates shipments declined 2%, or 1.8 million tons, compared to the prior year. Wet weather — severe flooding in California during the first quarter of 2017 and extreme rainfall in core Southeastern markets (Alabama, Florida, Georgia, Louisiana and Mississippi) during the second quarter of 2017 — contributed to the shipment shortfall. Freight-adjusted average sales price for aggregates increased 5%, or $0.57 per ton, versus the first half of 2016, with all major markets realizing price improvement. First half 2017 unit cost of sales (freight-adjusted) in the Aggregates segment was up 7%, or $0.58 per ton, versus the prior year’s first half; offsetting the increase in unit pricing. As noted above, higher diesel fuel costs accounted for $6.9 million of the cost increase in the Aggregates segment. Additionally, inefficiencies and lower volume due to the wet weather/flooding conditions also contributed to the increased cost.  Gross profit per ton was nearly flat at $4.56 per ton for the first half of 2017 compared with $4.57 per ton for the first half of 2016.

Asphalt segment gross profit of $37.6 million was down $5.6 million from the first six months of 2016. Shipments increased 11% in total and 3% on a same-store basis. Arizona and New Mexico drove most of the same-store growth in shipments as California (our largest asphalt market) was down slightly due to wet weather/flooding in the first quarter of 2017.  Materials margins were lower as a result of lower unit sales price and higher liquid asphalt unit cost.

Concrete segment gross profit was $19.9 million for the first six months of 2017, up $10.3 million from the prior year period. Shipments increased 22% versus the first half of 2016 as ready-mixed concrete volumes increased in all of our markets. On a same-store basis, ready-mixed concrete shipments increased 16%. Concrete segment materials margins and unit gross profit also improved versus the first half of 2016.

Our Calcium segment reported gross profit of $1.3 million versus $1.7 million in the first half of 2016.

SAG expenses were $164.9 million versus $159.1 million in the prior year’s first half reflecting a 0.2 percentage point (20 basis point) reduction as a percentage of total revenues.

As previously discussed, during the second quarter of 2016, we recognized a gain of $11.0 million related to the settlement of business interruption claims from the 2010 Gulf Coast oil spill.

There were no asset impairment charges during the first six months of 2017. During the first six months of 2016, we recorded $10.5 million of losses on impairment of long-lived assets, as follows: ($0.9 million) — wrote off nonrecoverable project costs related to two Aggregates segment capital projects that we no longer intend to complete and ($9.6 million)  — terminated a nonstrategic aggregates site lease we no longer intended to develop.

Other operating expense, net is composed of various cost items not included in cost of revenues and not specifically presented in the accompanying Condensed Consolidated Statement of Comprehensive Income. The total other operating expense,  net and significant items included in the total were:

▪

$23.6 million in the first six months of 2017 — includes $16.4 million of discrete charges associated with divested operations. These net charges were composed of an insurance recovery from a previously divested operation ($0.5 million) offset by litigation costs related to a previously divested lease ($0.5 million), and environmental liability accruals associated with previously divested properties ($16.4 million, including $15.5 million related to the Hewitt Landfill matter)

▪

$20.4 million in the first six months of 2016 —  includes $15.7 million of discrete charges associated with divested operations. These charges were composed of charges associated with office space no longer needed and vacated ($5.2 million), the write-off of a prepaid royalty asset resulting from a change in long-term mining plans ($3.6 million), a property litigation settlement ($1.9 million), a pension withdrawal settlement revision ($1.5 million) and environmental liability accruals associated with previously divested properties ($3.5 million)

Net interest expense was $72.5 million in the first six months of 2017 compared to $67.1 million in 2016. The higher interest expense resulted from interest incurred on the $1,000.0 million of debt issued in June 2017 and the $350.0 million of debt issued in March 2017, partially offset by lower interest expense on our line of credit.

Income tax expense from continuing operations was  $42.5 million in the first six months of 2017 compared to $41.8 million in the first six months of 2016.  The increase in our income tax expense resulted from lower excess tax benefits from share-based compensation in the first six months of 2017, largely offset by applying the statutory rate to the decrease in our pretax earnings.

Earnings from continuing operations were $1.15 per diluted share in the first six months of 2017 compared to $1.24 per diluted share in the first six months of 2016.

Discontinued Operations — Year-to-date June pretax earnings from discontinued operations were  $14.9 million in 2017 compared with a pretax loss of $7.2 million in 2016. Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The current year results also include insurance recoveries from previously incurred general liability costs. For additional details, see Note 2 to the condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. Additional sources of capital include access to the capital markets, the sale of surplus real estate, and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2017, including:

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

Cash

Included in our June 30, 2017 cash and cash equivalents balance of $1,129.8 million is $69.9 million of cash held at our foreign subsidiaries. All of this $69.9 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Six Months Ended
	June 30
in millions	2017	2016
Net earnings	$ 165.1	$ 164.9
Depreciation, depletion, accretion and amortization (DDA&A)	148.3	141.3
Net earnings before noncash deductions for DDA&A	$ 313.4	$ 306.2
Net gain on sale of property, plant & equipment and businesses	(3.1)	(0.9)
Other operating cash flows, net [1]	(155.1)	(150.3)
Net cash provided by operating activities	$ 155.2	$ 155.0

1	Primarily reflects changes to working capital balances.

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization. Net cash provided by operating activities was $155.2 million during the six months ended June  30, 2017, a $0.2 million increase compared to the same period of 2016. As indicated above, all line items comprising cash from operating activities were consistent year-over-year.

cash from investing activities

Net cash used for investing activities was $483.6 million during the first six months of 2017, a $287.7 million increase compared to the same period of 2016. We invested $291.0 million in our existing operations in the first six months of 2017, a $91.3 million increase compared to the prior year period. Of this $291.0 million, $107.0 million was invested in shipping capacity enhancements, new site developments and other growth opportunities. Additionally, during the first six months of 2017, we acquired the following businesses for $210.6 million of cash consideration: California — ready-mixed concrete facilities, an aggregates marine distribution yard and building materials yards; Illinois — two aggregates facilities; New Mexico — an aggregates facility and Tennessee — an aggregates facility, asphalt mix operations, an asphalt paving business and a rail-served aggregates facility. There were no significant acquisitions in the first six months of 2016.

cash from financing activities

Net cash provided by financing activities in the first six months of 2017 was $1,199.2 million, an increase of $1,350.4 million compared with the cash used during the same period of 2016. This increase was primarily attributable to the 2017 debt issuances (as described in the section below)  which provided net proceeds of $1,585.0 million partially offset by the repayment of our $235.0 million line of credit. Additionally, we increased the return of capital to our shareholders by $4.0 million — increased dividends ($0.50 per share compared to $0.40 per share) partially offset by decreased share repurchases  (510,283 shares @ $118.18 per share compared to 636,659 shares @ $108.62 per share). Finally, cash paid for shares withheld to satisfy statutory income tax withholding obligations of $24.2 million decreased $4.5 million from the first six months of 2016 (see Note 1 to the condensed consolidated financial statements, caption Share-based Compensation – Accounting Standards Update).

debt

Certain debt measures are outlined below:

	June 30	December 31	June 30
dollars in millions	2017	2016	2016
Debt
Current maturities of long-term debt [1]	$ 525.8	$ 0.1	$ 0.1
Short-term debt (line of credit)	0.0	0.0	0.0
Long-term debt [2]	2,809.3	1,982.8	1,982.5
Total debt	$ 3,335.1	$ 1,982.9	$ 1,982.6
Capital
Total debt	$ 3,335.1	$ 1,982.9	$ 1,982.6
Equity	4,602.1	4,572.5	4,479.3
Total capital	$ 7,937.2	$ 6,555.4	$ 6,461.9
Total Debt as a Percentage of Total Capital [1]	42.0%	30.2%	30.7%
Weighted-average Effective Interest Rates
Line of credit [3]	1.25%	1.25%	1.25%
Term debt	5.71%	7.52%	7.52%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	85.2%	88.3%	88.3%
Floating-rate debt	14.8%	11.7%	11.7%

1

Current maturities as of June 30, 2017 includes $522.5 million of notes due in 2018 which were early retired in July 2017 as discussed below within the Term Debt caption. Factoring in this early retirement, Total Debt as a Percentage of Total Capital would have been 37.9%.

2

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: June 30, 2017 — none, December 31, 2016 — $235.0 million and June 30, 2016 — $235.0 million.

3	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

In December 2016, among other favorable changes, we extended the maturity date of our unsecured $750.0 million line of credit from June 2020 to December 2021. The credit agreement contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2017, we were in compliance with the line of credit covenants.

Borrowings and other cost ranges and details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2017, the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of June 30, 2017, our available borrowing capacity under the line of credit was $706.5 million. Utilization of the borrowing capacity was as follows:

▪	none was borrowed
▪	$43.5 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our  term debt is unsecured.  $3,118.7 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt.  As of June 30, 2017, we were in compliance with all of the term debt covenants.

In June 2017, we issued $1,000.0 million of debt composed of three issuances as follows: (1) $700.0 million of 4.50% senior notes due June 2047, (2)  $50.0 million of 3.90% senior notes due April 2027 (these notes are a further issuance of, and form a single series with, the 3.90% notes issued in March 2017), and (3) $250.0 million of floating-rate senior notes due June 2020. These issuances resulted in proceeds of $989.5 million (net of original issue discounts/premiums, underwriter fees and other transaction costs). The proceeds will be used to partially finance the pending acquisition of Aggregates USA as described in Note 16 to the condensed consolidated financial statements and to early retire the notes due in 2018 ($272.5 million @ 7.00% and $250.0 million @ 10.375%). This early retirement was completed in July at a cost of $565.5 million including  $43.0 million in premium above the principal amount of the notes and transaction costs. As a result, in the third quarter we will recognize $3.0 million of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs and deferred interest rate derivative settlement losses.

In June 2017, we drew the full $250.0 million on the unsecured delayed draw term loan entered into in December 2016. These funds were used to repay the $235.0 million borrowed on our line of credit and for general corporate purposes. Borrowings bear interest in the same manner as the line of credit. The term loan principal will be repaid quarterly beginning March 2018 as follows: quarters 5 - 8 @ $1.6 million/quarter; 9 - 12 @ $3.1 million/quarter; 13 - 19 @ $4.7 million/quarter and $198.4 million for quarter 20 (December 2022). The term loan may be prepaid at any time without penalty. The term loan is provided by the same group of banks that provides our line of credit, and is governed by the same credit agreement as the line of credit. As such, it is subject to the same affirmative, negative, and financial covenants.

In March 2017, we issued $350.0 million of 3.90% senior notes due April 2027 for proceeds of $345.5 million (net of original issue discounts, underwriter fees and other transaction costs). The proceeds were used for general corporate purposes. This series of notes now totals $400.0 million due to the additional $50.0 million of notes issued in June.

CURRENT MATURITIES of long-term debt

The  $525.8 million of current maturities of long-term debt as of June 30, 2017 includes all long-term debt  that we intend to pay within twelve months, and is due as follows:

Current
in millions	Maturities
Third quarter 2017 [1]	$522.5
Fourth quarter 2017	0.1
First quarter 2018	1.6
Second quarter 2018	1.6

1	Reflects the early retirement in July of the notes due in 2018 ($272.5 million @ 7.00% and $250.0 million @ 10.375%).

debt ratings

Our debt ratings and outlooks as of June 30, 2017 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt [1]
Fitch	BBB-/stable	6/12/2017	rating/outlook affirmed
Moody's	Baa3/stable	6/12/2017	rating/outlook affirmed
Standard & Poor's	BBB/stable	6/12/2017	rating/outlook affirmed

1	Not all of our long-term debt is rated.

Equity

Our common stock issuances and purchases are as follows:

June 30		December 31	June 30
in thousands	2017	2016	2016
Common stock shares at January 1,
issued and outstanding	132,339	133,172	133,172
Common Stock Issuances
Share-based compensation plans	352	594	492
Common Stock Purchases
Purchased and retired	(510)	(1,427)	(637)
Common stock shares at end of period,
issued and outstanding	132,181	132,339	133,027

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. On February 10, 2017, there were 1,756,757 shares remaining under this authorization and our Board of Directors authorized us to purchase an additional 8,243,243 shares to refresh the number of shares we were authorized to purchase to 10,000,000. As of June  30, 2017, there were 9,489,717 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are detailed below:

June 30		December 31	June 30
in thousands, except average cost	2017	2016	2016
Shares Purchased and Retired
Number	510	1,427	637
Cost [1]	$ 60,303	$ 161,463	$ 69,156
Average cost per share [1]	$ 118.18	$ 113.18	$ 108.62

1	Excludes commissions of $0.02 per share.

There were no shares held in treasury as of June  30, 2017, December 31, 2016 and June 30, 2016.

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

Cash Contractual Obligations

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K. Changes resulting from our March 2017 debt issuance as described in Note 7 to the condensed consolidated financial statements are outlined in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

As a result of our June 2017 debt transactions as well as the July 2017 debt retirement, as described in Note 7 to the condensed consolidated financial statements, our obligations to make future payments under contracts increased (decreased) as follows:

	Payments Due by Year
in millions	2017	2018-2019	2020-2021	Thereafter	Total
Cash Contractual Obligations
Bank line of credit [1]
Principal payments	235.0	0.0	(235.0)	0.0	0.0
Interest payments and fees [2]	(3.1)	(13.4)	(15.5)	0.0	(32.0)
Term debt
Principal payments [3]	522.5	(503.8)	481.3	750.0	1,250.0
Interest payments	5.4	61.0	85.3	820.9	972.6
Total	759.8	(456.2)	316.1	1,570.9	2,190.6

1	Bank line of credit represents borrowings under our unsecured $750.0 million line of credit that expires December 2021.
2

Includes fees for unused borrowing capacity, and fees for standby letters of credit. The figures for all years assume that the amount of unused borrowing capacity and the amount of standby letters of credit do not change from June 30, 2017, and borrowing costs reflect a rising LIBOR.

3	The $522.5 million of principal debt payments represents the early retirement in July of the notes due in 2018 ($272.5 million @ 7.00% and $250.0 million @ 10.375%).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June  30, 2017.

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

▪	the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪	changes in the level of spending for private residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions, including those relating to climate change, greenhouse gas emissions, the definition of minerals or international trade
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
▪	the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	modification to the terms of the acquisition of Aggregates USA, LLC may be required in order to satisfy approvals or conditions
▪	business disruption during the pendency of, or following the acquisition of, Aggregates USA, LLC, including diversion of management time
▪	our ability to manage and successfully integrate acquisitions
▪	the potential of goodwill or long-lived asset impairment
▪	other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the SEC

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

As discussed in the Liquidity and Financial Resources section of Part I, Item 2, we actively manage our capital structure and resources to balance the cost of capital and risk of financial stress. Such activity includes balancing the cost and risk of interest expense. In addition to floating-rate borrowings, we at times use interest rate swaps to manage the mix of fixed-rate and floating-rate debt.

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

At June  30, 2017, the estimated fair value of our long-term debt including current maturities was $3,645.9 million compared to a book value of $3,335.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $269.3 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June  30, 2017.

No material changes were made during the second quarter of 2017 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended June  30, 2017 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2017
Apr 1 - Apr 30	93,392	$ 118.67	93,392	9,489,717
May 1 - May 31	0	$ 0.00	0	9,489,717
Jun 1 - Jun 30	0	$ 0.00	0	9,489,717
Total	93,392	$ 118.67	93,392

1

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. On February 10, 2017, there were 1,756,757 shares remaining under this authorization, and our Board of Directors authorized us to purchase an additional 8,243,243 shares to refresh the number of shares we were authorized to purchase to 10,000,000. As of June 30, 2017, there were 9,489,717 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the second quarter of 2017.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 2.1

Membership Interest Purchase Agreement, dated as of May 24, 2017, by and among Vulcan Construction Materials, LLC, Aggregates USA Holdings Sub, LLC, Aggregates USA, LLC, solely for limited purposes, SPO Partners II, L.P., and, solely for limited purposes, Vulcan Materials Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017 [1,2]

Exhibit 4.1

Seventh Supplemental Indenture, dated as of June 15, 2017, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 [1]

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference.
2

The schedules and exhibits to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Vulcan agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date August 4, 2017	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller (Principal Accounting Officer)

Date August 4, 2017	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)