Form 10-Q
period 2017-09-30
Vulcan Materials CO
filed 2017-11-03
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value		Shares outstanding at October 31, 2017 132,284,484

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	September 30	December 31	September 30
in thousands	2017	2016	2016
Assets
Cash and cash equivalents	$ 701,163	$ 258,986	$ 135,365
Restricted cash	0	9,033	0
Accounts and notes receivable
Accounts and notes receivable, gross	582,105	494,634	536,242
Less: Allowance for doubtful accounts	(2,903)	(2,813)	(4,260)
Accounts and notes receivable, net	579,202	491,821	531,982
Inventories
Finished products	307,046	293,619	283,266
Raw materials	27,852	22,648	25,411
Products in process	1,652	1,480	2,753
Operating supplies and other	29,276	27,869	26,612
Inventories	365,826	345,616	338,042
Prepaid expenses	100,781	31,726	71,370
Total current assets	1,746,972	1,137,182	1,076,759
Investments and long-term receivables	35,999	39,226	38,914
Property, plant & equipment
Property, plant & equipment, cost	7,539,928	7,185,818	7,105,036
Allowances for depreciation, depletion & amortization	(4,002,227)	(3,924,380)	(3,876,743)
Property, plant & equipment, net	3,537,701	3,261,438	3,228,293
Goodwill	3,101,337	3,094,824	3,094,824
Other intangible assets, net	835,269	769,052	753,314
Other noncurrent assets	182,056	169,753	165,981
Total assets	$ 9,439,334	$ 8,471,475	$ 8,358,085
Liabilities
Current maturities of long-term debt	4,827	138	131
Trade payables and accruals	181,207	145,042	163,139
Other current liabilities	227,665	227,064	197,642
Total current liabilities	413,699	372,244	360,912
Long-term debt	2,809,966	1,982,751	1,983,639
Deferred income taxes, net	716,165	702,854	706,715
Deferred revenue	193,117	198,388	201,732
Other noncurrent liabilities	621,253	642,762	601,117
Total liabilities	$ 4,754,200	$ 3,898,999	$ 3,854,115
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,281, 132,339 and 132,309 shares, respectively	132,281	132,339	132,309
Capital in excess of par value	2,803,106	2,807,995	2,805,355
Retained earnings	1,886,006	1,771,518	1,685,412
Accumulated other comprehensive loss	(136,259)	(139,376)	(119,106)
Total equity	$ 4,685,134	$ 4,572,476	$ 4,503,970
Total liabilities and equity	$ 9,439,334	$ 8,471,475	$ 8,358,085
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited		September 30		September 30
in thousands, except per share data	2017	2016	2017	2016
Total revenues	$ 1,094,715	$ 1,008,140	$ 2,912,806	$ 2,719,693
Cost of revenues	789,199	703,931	2,155,536	1,958,581
Gross profit	305,516	304,209	757,270	761,112
Selling, administrative and general expenses	73,350	76,311	238,263	235,460
Gain on sale of property, plant & equipment
and businesses	1,488	2,023	4,630	2,934
Business interruption claims recovery	0	690	0	11,652
Impairment of long-lived assets	0	0	0	(10,506)
Other operating expense, net	(4,167)	(3,535)	(27,763)	(23,949)
Operating earnings	229,487	227,076	495,874	505,783
Other nonoperating income, net	1,784	990	5,677	325
Interest expense, net	82,041	33,126	154,572	100,192
Earnings from continuing operations
before income taxes	149,230	194,940	346,979	405,916
Income tax expense	39,080	49,803	81,557	91,575
Earnings from continuing operations	110,150	145,137	265,422	314,341
Earnings (loss) on discontinued operations, net of tax	(1,571)	(3,113)	8,217	(7,451)
Net earnings	$ 108,579	$ 142,024	$ 273,639	$ 306,890
Other comprehensive income, net of tax
Reclassification adjustment for cash flow hedges	1,188	307	1,836	902
Amortization of actuarial loss and prior service
cost for benefit plans	427	20	1,281	61
Other comprehensive income	1,615	327	3,117	963
Comprehensive income	$ 110,194	$ 142,351	$ 276,756	$ 307,853
Basic earnings (loss) per share
Continuing operations	$ 0.83	$ 1.09	$ 2.00	$ 2.36
Discontinued operations	(0.01)	(0.02)	0.07	(0.06)
Net earnings	$ 0.82	$ 1.07	$ 2.07	$ 2.30
Diluted earnings (loss) per share
Continuing operations	$ 0.82	$ 1.07	$ 1.97	$ 2.31
Discontinued operations	(0.01)	(0.02)	0.06	(0.05)
Net earnings	$ 0.81	$ 1.05	$ 2.03	$ 2.26
Weighted-average common shares outstanding
Basic	132,484	133,019	132,510	133,418
Assuming dilution	134,765	135,823	134,853	135,932
Cash dividends per share of common stock	$ 0.25	$ 0.20	$ 0.75	$ 0.60
Depreciation, depletion, accretion and amortization	$ 79,636	$ 72,049	$ 227,974	$ 213,362
Effective tax rate from continuing operations	26.2%	25.5%	23.5%	22.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited		September 30
in thousands	2017	2016
Operating Activities
Net earnings	$ 273,639	$ 306,890
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	227,974	213,362
Net gain on sale of property, plant & equipment and businesses	(4,630)	(2,934)
Contributions to pension plans	(17,638)	(7,126)
Share-based compensation expense	19,953	15,645
Deferred tax expense (benefit)	11,298	25,094
Cost of debt purchase	43,048	0
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(162,849)	(145,548)
Other, net	8,740	(774)
Net cash provided by operating activities	$ 399,535	$ 404,609
Investing Activities
Purchases of property, plant & equipment	(366,845)	(287,440)
Proceeds from sale of property, plant & equipment	10,403	5,865
Payment for businesses acquired, net of acquired cash	(210,562)	(1,611)
Decrease in restricted cash	9,033	1,150
Other, net	405	2,488
Net cash used for investing activities	$ (557,566)	$ (279,548)
Financing Activities
Proceeds from line of credit	5,000	3,000
Payment of line of credit	(5,000)	(3,000)
Payment of current maturities and long-term debt	(800,572)	(14)
Proceeds from issuance of long-term debt	1,600,000	0
Debt discounts and issuance costs	(15,046)	0
Purchases of common stock	(60,303)	(161,463)
Dividends paid	(99,263)	(79,865)
Share-based compensation, shares withheld for taxes	(24,608)	(32,414)
Net cash provided by (used for) financing activities	$ 600,208	$ (273,756)
Net increase (decrease) in cash and cash equivalents	442,177	(148,695)
Cash and cash equivalents at beginning of year	258,986	284,060
Cash and cash equivalents at end of period	$ 701,163	$ 135,365
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from the audited financial statement, but it does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

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

Under ASU 2016-09, tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are reflected as discrete income tax benefits in the period of exercise or issuance. Before the adoption of this standard, excess tax benefits were recorded directly to equity (APIC). Net excess tax benefits are reflected as a reduction to our income tax expense for the three and nine months ended September 30, 2017 ($4,001,000 and $20,759,000, respectively) and revised three and nine months ended September 30, 2016 ($2,259,000 and $24,451,000, respectively). As a result, we also revised our September 30, 2016 diluted share calculation to exclude the assumption that proceeds from excess tax benefits would be used to purchase shares, resulting in an increase in dilutive shares of 790,000 for the quarter and 740,000 year-to-date.

Under ASU 2016-09, gross excess tax benefits are classified as operating cash flows rather than financing cash flows. As a result, for the nine months ended September 30, 2016 we increased our operating cash flows and decreased our financing cash flows by $26,747,000. Additionally, this ASU requires cash paid for shares withheld to satisfy statutory income tax withholding obligations be classified as financing activities rather than operating activities. As a result, for the nine months ended September 30, 2016 we increased our operating cash flows and decreased our financing cash flows by $32,414,000.

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Weighted-average common shares
outstanding	132,484	133,019	132,510	133,418
Dilutive effect of
Stock-Only Stock Appreciation Rights	1,249	1,356	1,305	1,322
Other stock compensation plans	1,032	1,448	1,038	1,192
Weighted-average common shares
outstanding, assuming dilution	134,765	135,823	134,853	135,932

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Antidilutive common stock equivalents	79	2	79	234

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Discontinued Operations
Pretax earnings (loss)	$ (1,282)	$ (5,135)	$ 13,614	$ (12,312)
Income tax (expense) benefit	(289)	2,022	(5,397)	4,861
Earnings (loss) on discontinued operations,
net of tax	$ (1,571)	$ (3,113)	$ 8,217	$ (7,451)

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

In the third quarter of 2017, we recorded income tax expense from continuing operations of $39,080,000 compared to income tax expense from continuing operations of $49,803,000 in the third quarter of 2016. The decrease in our income tax expense resulted largely from applying the statutory rate to the decrease in our pretax earnings.

For the first nine months of 2017, we recorded income tax expense from continuing operations of $81,557,000 compared to $91,575,000 for the first nine months of 2016. The decrease in our income tax expense resulted largely from applying the statutory rate to the decrease in our pretax earnings.

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

Based on our third quarter 2017 analysis, we believe it is more likely than not that we will realize the benefit of all our deferred tax assets with the exception of certain state net operating loss carryforwards. For December 31, 2017, we project deferred tax assets related to state net operating loss carryforwards of $53,751,000, of which $52,552,000 relates to Alabama. The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2029. Before 2015, this Alabama deferred tax asset carried a full valuation allowance. During 2015, we restructured our legal entities which resulted in a partial release of the valuation allowance in the amount of $4,655,000. During the fourth quarter of 2016, we achieved three consecutive years of positive Alabama adjusted earnings which resulted in an additional partial release of the valuation allowance in the amount of $4,791,000. We expect one additional significant partial release of this valuation allowance once we have returned to sustained profitability, which we project will occur in the fourth quarter of 2017 (“Alabama adjusted earnings” and “sustained profitability” are defined in our most recent Annual Report on Form 10-K).

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

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Deferred Revenue
Balance at beginning of period	$ 203,100	$ 210,200	$ 206,468	$ 214,060
Amortization of deferred revenue	(1,903)	(2,068)	(5,271)	(5,928)
Balance at end of period	$ 201,197	$ 208,132	$ 201,197	$ 208,132

Based on expected sales from the specified quarries, we expect to recognize approximately $8,080,000 of deferred revenue as income during the 12-month period ending September 30, 2018 (reflected in other current liabilities in our 2017 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	September 30	December 31	September 30
in thousands	2017	2016	2016
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 7,431	$ 6,883	$ 6,601
Equities	12,825	10,033	8,574
Total	$ 20,256	$ 16,916	$ 15,175

Level 2 Fair Value
	September 30	December 31	September 30
in thousands	2017	2016	2016
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 386	$ 1,705	$ 2,144
Total	$ 386	$ 1,705	$ 2,144

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

Net gains of the Rabbi Trust investments were $1,950,000 and $1,379,000 for the nine months ended September 30, 2017 and 2016, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at September 30, 2017 and 2016 were $1,424,000 and $273,000,  respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Assets subject to fair value measurement on a nonrecurring basis are summarized below:

	Period ended September 30, 2017		Period ended September 30, 2016
		Impairment		Impairment
in thousands	Level 2	Charges	Level 2	Charges
Fair Value Nonrecurring
Property, plant & equipment, net	$ 0	$ 0	$ 0	$ 1,359
Other intangible assets, net	0	0	0	8,180
Other assets	0	0	0	967
Total	$ 0	$ 0	$ 0	$ 10,506

We recorded $10,506,000 of losses on impairment of long-lived assets for the nine  months ended September  30, 2016, reducing the carrying value of these Aggregates segment assets to their estimated fair value  of  $0. Fair value was estimated using a market approach (observed transactions involving comparable assets in similar locations).

Note 6: Derivative Instruments

During the normal course of operations, we are exposed to market risks including interest rates, foreign currency exchange rates and commodity prices. From time to time, and consistent with our risk management policies, we use derivative instruments to balance the cost and risk of such exposure. We do not use derivative instruments for trading or other speculative purposes.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2017	2016	2017	2016
Cash Flow Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (1,955)	$ (507)	$ (3,022)	$ (1,490)

The 2017 losses reclassified from AOCI include the acceleration of deferred losses in the amount of $1,405,000 referable to the July debt purchases as described in Note 7.

For the 12-month period ending September  30, 2018, we estimate that $344,000 of the pretax loss in AOCI will be reclassified to earnings.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in thousands	Interest Rates	2017	2016	2016
Short-term Debt
Bank line of credit expires 2021 [1,2,3]	n/a	$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2021 [1,2,3]	n/a	$ 0	$ 235,000	$ 235,000
7.00% notes due 2018	n/a	0	272,512	272,512
10.375% notes due 2018	n/a	0	250,000	250,000
Floating-rate notes due 2020	2.13%	250,000	0	0
7.50% notes due 2021	7.75%	600,000	600,000	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Term loan due 2021 [2,3]	2.49%	250,000	0	0
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	0	0
7.15% notes due 2037	8.05%	240,188	240,188	240,188
4.50% notes due 2047	4.59%	700,000	0	0
Other notes [3]	6.31%	353	365	484
Total long-term debt - face value		$ 2,846,541	$ 2,004,065	$ 2,004,184
Unamortized discounts and debt issuance costs		(31,748)	(21,176)	(20,414)
Total long-term debt - book value		$ 2,814,793	$ 1,982,889	$ 1,983,770
Less current maturities		4,827	138	131
Total long-term debt - reported value		$ 2,809,966	$ 1,982,751	$ 1,983,639
Estimated fair value of long-term debt		$ 3,068,236	$ 2,243,213	$ 2,305,065

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	The effective interest rate is the spread over LIBOR as of the most recent balance sheet date.
3	Non-publicly traded debt.

Our total long-term debt - book value is presented in the table above net of unamortized discounts/premiums and unamortized deferred debt issuance costs. Discounts/premiums and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $4,473,000 of net interest expense for these items for the nine months ended September 30, 2017.

The estimated fair value of our debt presented in the table above was determined by: (1) averaging several asking price quotes for the publicly traded notes and (2) assuming par value for the remainder of the debt. The fair value estimates for the publicly traded notes were based on Level 2 information (as defined in Note 5) as of their respective balance sheet dates.

LINE OF CREDIT

In December 2016, among other favorable changes, we extended the maturity date of our unsecured $750,000,000 line of credit from June 2020 to December 2021. The credit agreement contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of September 30, 2017, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of September 30, 2017, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of September 30, 2017, our available borrowing capacity was $706,712,000. Utilization of the borrowing capacity was as follows:

▪	none was borrowed
▪	$43,288,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. $2,596,188,000 of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. $250,000,000 of such debt is governed, as described below, by the same credit agreement that governs our line of credit. As of September 30, 2017, we were in compliance with all term debt covenants.

In June 2017, we issued $1,000,000,000 of debt composed of three issuances as follows: (1) $700,000,000 of 4.50% senior notes due June 2047, (2) $50,000,000 of 3.90% senior notes due April 2027 (these notes are a further issuance of, and form a single series with, the 3.90% notes issued in March 2017), and (3) $250,000,000 of floating-rate senior notes due June 2020. These issuances resulted in proceeds of $989,512,000 (net of original issue discounts/premiums, underwriter fees and other transaction costs). The proceeds will be used to partially finance the pending acquisition of Aggregates USA, LLC as described in Note 16 and were used to early retire the notes due in 2018 ($272,512,000 @ 7.00% and $250,000,000 @ 10.375%). This early retirement was completed in July at a cost of $565,560,000 including a $43,020,000 premium above the principal amount of the notes and transaction costs of $28,000. As a result, in the third quarter, we recognized $3,029,000 of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs and deferred interest rate derivative settlement losses. The combined charge of $46,077,000 was a component of interest expense for the three and nine months ended September 30, 2017.

In June 2017, we drew the full $250,000,000 on the unsecured delayed draw term loan entered into in December 2016. These funds were used to repay the $235,000,000 borrowed on our line of credit and for general corporate purposes. Borrowings bear interest in the same manner as the line of credit. The term loan principal will be repaid quarterly beginning March 2018 as follows: quarters 5 - 8 @ $1,562,500/quarter; 9 - 12 @ $3,125,000/quarter; 13 - 19 @ $4,687,500/quarter and $198,437,500 for quarter 20 (December 2021). The term loan may be prepaid at any time without penalty. It is provided by the same group of banks that provides our line of credit, and is governed by the same credit agreement as the line of credit. As such, it is subject to the same affirmative, negative, and financial covenants.

In March 2017, we issued $350,000,000 of 3.90% senior notes due April 2027 for proceeds of $345,450,000 (net of original issue discounts, underwriter fees and other transaction costs). The proceeds were used for general corporate purposes. This series of notes now totals $400,000,000 due to the additional $50,000,000 of notes issued in June (as described above).

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2017 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 38,111
Reclamation/restoration requirements	5,177
Total	$ 43,288

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $43,288,000 as of September 30, 2017.

As described in Note 9, our asset retirement obligations totaled $222,888,000 as of September 30, 2017.

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

In addition to these lawsuits in which we are involved in the ordinary course of business, certain other material legal proceedings are more specifically described below:

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

▪

TEXAS BRINE MATTER — During the operation of its former Chemicals Division, Vulcan leased the right to mine salt out of an underground salt dome formation in Assumption Parish, Louisiana  from 1976 - 2005.  Throughout that period and for all times thereafter, the Texas Brine Company (Texas Brine) was the operator contracted by Vulcan to mine and deliver the salt. We sold our Chemicals Division in 2005 and transferred our rights and interests related to the salt and mining operations to the purchaser, a subsidiary of Occidental, and we have had no association with the leased premises or Texas Brine since that time. In August 2012, a sinkhole developed in the vicinity of the Texas Brine mining operations, and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were also filed in federal court before the Eastern District of Louisiana in New Orleans.

There are numerous defendants, including Texas Brine and Occidental, to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine. We have since been added as a direct and third-party defendant by other parties, including a direct claim by the state of Louisiana. Damage categories encompassed within the litigation include individual plaintiffs’ claims for property damage, a claim by the state of Louisiana and Texas Brine for response costs, claims for physical damages to nearby oil and gas pipelines and storage facilities (pipelines),  and business interruption claims. In addition to the plaintiffs’ claims, we were also sued for contractual indemnity and comparative fault by both Texas Brine and Occidental. It is alleged that the sinkhole was caused, in whole or in part, by our negligent actions or failure to act. It is also alleged that we breached the salt lease with Occidental, as well as an operating agreement and related contracts with Texas Brine; that we are strictly liable for certain property damages in our capacity as a former lessee of the salt lease; and that we violated certain covenants and conditions in the agreement under which we sold our Chemicals Division to Occidental. We have likewise made claims for contractual indemnity and on a basis of comparative fault against Texas Brine and Occidental. Vulcan and Occidental have since dismissed all of their claims against one another. Texas Brine has claims that remain pending against Vulcan and against Occidental. Discovery remains ongoing in various cases.

In December 2016, we settled with plaintiffs in one of the cases involving individual property damages. During the first nine months of 2017, we settled with the plaintiffs in the cases involving physical damages to  pipelines. Our insurers have funded the settlements in excess of our self-insured retention amount. Each of the pipeline plaintiffs signed a release in favor of Vulcan and agreed that we would not be responsible to the pipelines for any amount beyond the settlement amount. A bench trial (judge only) began in September 2017 and ended in October in two of the three pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a damages trial to be held at a later date. Vulcan participated in the trial, as it encompassed cross-party and third-party claims against us. The court ordered post-trial briefs to be filed early November 2017, and scheduled closing arguments for later that month.  We do not know at this time when the judge will issue his ruling.

We cannot reasonably estimate a range of liability pertaining to the open cases at this time.

▪

HEWITT LANDFILL MATTER (SUPERFUND SITE) — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles. The CAO followed a 2014 Investigative Order from the RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring us to provide groundwater monitoring results to the RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. In April 2016, we submitted an interim remedial action plan (IRAP) to the RWQCB, proposing an on-site pilot test of a pump and treat system; testing and implementation of a leachate recovery system; and storm water capture and conveyance improvements.

Operation of the on-site  pilot-scale treatment system began in January 2017, and was completed in April 2017. With completion of the pilot testing and other investigative work to date, we submitted an amendment to the IRAP (AIRAP) to RWQCB in August 2017 proposing the use of a 300 gallon per minute pump, treat and reinjection system. Based on the preliminary design of this system, we accrued $14,216,000 in the second quarter of 2017 (reflected in other operating expense). We are currently responding to comments and planning for implementation of the AIRAP.

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

In July 2016, the EPA sent us a letter requesting that we enter into an AOC for remedial design work at the NHOU. We entered into an AOC and Statement of Work with the EPA in September 2017, for the design of two extraction wells south of the Hewitt Site to protect the North Hollywood West well field. The AOC provides for Vulcan to undertake a preliminary evaluation of the appropriateness of the two-well remedy. Estimated costs to comply with this AOC are immaterial and have been accrued. Until the remedial design work and evaluation of the two-well remedy is complete, we cannot identify an appropriate remedial action or reasonably estimate a loss pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and nine month periods ended September  30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
ARO Operating Costs
Accretion	$ 2,857	$ 2,692	$ 8,620	$ 8,163
Depreciation	1,494	1,469	4,741	4,783
Total	$ 4,351	$ 4,161	$ 13,361	$ 12,946

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Asset Retirement Obligations
Balance at beginning of period	$ 223,953	$ 217,043	$ 223,872	$ 226,594
Liabilities incurred	731	0	1,066	505
Liabilities settled	(5,263)	(3,937)	(15,739)	(14,256)
Accretion expense	2,857	2,692	8,620	8,163
Revisions, net	610	(1,112)	5,069	(6,320)
Balance at end of period	$ 222,888	$ 214,686	$ 222,888	$ 214,686

ARO liabilities settled during the first nine months of 2017 and 2016 include $8,117,000 and $10,373,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the reclamation agreement will result in the restoration and development of 90 acres of previously mined property suitable for retail and commercial development.

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

Effective July 2007, we amended our defined benefit pension plans to no longer accept new participants. Effective December 2013, we amended our defined benefit pension plans to freeze future benefit accruals for salaried pension participants effective December 31, 2015.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$ 1,653	$ 1,335	$ 4,961	$ 4,007
Interest cost	9,057	9,127	27,172	27,379
Expected return on plan assets	(12,097)	(12,891)	(36,289)	(38,672)
Amortization of prior service cost (credit)	335	(11)	1,005	(32)
Amortization of actuarial loss	1,824	1,540	5,471	4,622
Net periodic pension benefit cost (credit)	$ 772	$ (900)	$ 2,320	$ (2,696)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,159	$ 1,529	$ 6,476	$ 4,590

The contributions to pension plans for the nine months ended September  30, 2017 and 2016, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans and a third quarter 2017 discretionary qualified plan contribution of $10,600,000.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$ 292	$ 281	$ 875	$ 842
Interest cost	315	302	945	907
Amortization of prior service credit	(1,059)	(1,059)	(3,177)	(3,177)
Amortization of actuarial gain	(397)	(438)	(1,190)	(1,313)
Net periodic postretirement benefit credit	$ (849)	$ (914)	$ (2,547)	$ (2,741)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,456)	$ (1,497)	$ (4,367)	$ (4,490)

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2017	2016	2016
AOCI
Cash flow hedges	$ (11,464)	$ (13,300)	$ (13,592)
Pension and postretirement plans	(124,795)	(126,076)	(105,514)
Total	$ (136,259)	$ (139,376)	$ (119,106)

Changes in AOCI, net of tax, for the nine months ended September  30, 2017 are as follows:

Pension and
	Cash Flow	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2016	$ (13,300)	$ (126,076)	$ (139,376)
Amounts reclassified from AOCI	1,836	1,281	3,117
Balance as of September 30, 2017	$ (11,464)	$ (124,795)	$ (136,259)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Reclassification Adjustment for Cash Flow
Hedge Losses
Interest expense	$ 1,955	$ 507	$ 3,022	$ 1,490
Benefit from income taxes	(767)	(200)	(1,186)	(588)
Total [1]	$ 1,188	$ 307	$ 1,836	$ 902
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Cost of revenues	$ 576	$ 27	$ 1,721	$ 82
Selling, administrative and general expenses	127	6	388	18
Benefit from income taxes	(276)	(13)	(828)	(39)
Total	$ 427	$ 20	$ 1,281	$ 61
Total reclassifications from AOCI to earnings	$ 1,615	$ 327	$ 3,117	$ 963

1	The 2017 losses reclassified from AOCI include the acceleration of deferred losses in the amount of $1,405,000 referable to the July debt purchases as described in Note 7.

Note 12: Equity

Our capital stock consists solely of common stock, par value $1.00 per share. Holders of our common stock are entitled to one vote per share. Our Certificate of Incorporation also authorizes 5,000,000 shares of preferred stock of which no shares have been issued. The terms and provisions of such shares will be determined by our Board of Directors upon any issuance of preferred shares in accordance with our Certificate of Incorporation.

Changes in total equity are summarized below:

	Nine Months Ended
	September 30
in thousands	2017	2016
Total Equity
Balance at beginning of year	$ 4,572,476	$ 4,454,188
Net earnings	273,639	306,890
Share-based compensation plans, net of shares withheld for taxes	(24,485)	(32,388)
Purchase and retirement of common stock	(60,303)	(161,463)
Share-based compensation expense	19,953	15,645
Cash dividends on common stock ($0.75/$0.60 per share)	(99,263)	(79,865)
Other comprehensive income	3,117	963
Balance at end of period	$ 4,685,134	$ 4,503,970

There were no shares held in treasury as of September 30, 2017, December 31, 2016 and September 30, 2016.

Our common stock purchases (all of which were open market purchases) were as follows:

▪	nine months ended September 30, 2017 – purchased and retired 510,283 shares for a cost of $60,303,000
▪	twelve months ended December 31, 2016 – purchased and retired 1,426,659 shares for a cost of $161,463,000
▪	nine months ended September 30, 2016 – purchased and retired 1,426,659 shares for a cost of $161,463,000

As of September 30, 2017, 9,489,717 shares may be purchased under the current purchase authorization of our Board of Directors.

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2017	2016	2017	2016
Total Revenues
Aggregates [1]	$ 858,699	$ 821,809	$ 2,326,585	$ 2,248,174
Asphalt	189,940	157,406	461,474	388,560
Concrete	115,485	91,147	309,448	242,790
Calcium	1,965	2,373	5,822	6,732
Segment sales	$ 1,166,089	$ 1,072,735	$ 3,103,329	$ 2,886,256
Aggregates intersegment sales	(71,374)	(64,595)	(190,523)	(166,563)
Total revenues	$ 1,094,715	$ 1,008,140	$ 2,912,806	$ 2,719,693
Gross Profit
Aggregates	$ 259,122	$ 261,762	$ 652,075	$ 664,154
Asphalt	31,363	32,889	68,921	76,028
Concrete	14,367	8,711	34,302	18,334
Calcium	664	847	1,972	2,596
Total	$ 305,516	$ 304,209	$ 757,270	$ 761,112
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 64,071	$ 60,204	$ 182,559	$ 177,129
Asphalt	6,494	4,100	18,841	12,468
Concrete	3,591	3,072	10,286	9,141
Calcium	180	198	567	577
Other	5,300	4,475	15,721	14,047
Total	$ 79,636	$ 72,049	$ 227,974	$ 213,362
Identifiable Assets [2]
Aggregates			$ 7,974,915	$ 7,671,222
Asphalt			355,171	243,909
Concrete			233,565	188,169
Calcium			3,505	5,392
Total identifiable assets			$ 8,567,156	$ 8,108,692
General corporate assets			171,015	114,028
Cash and cash equivalents			701,163	135,365
Total			$ 9,439,334	$ 8,358,085

1	Includes crushed stone, sand and gravel, sand, other aggregates, as well as freight, delivery and transportation revenues, and service revenues related to aggregates.
2

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2017	2016
Cash Payments
Interest (exclusive of amount capitalized)	$ 118,157	$ 69,865
Income taxes	124,121	92,397
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 10,602	$ 10,493
Amounts referable to business acquisitions
Liabilities assumed	1,935	0

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September  30, 2017 and 2016.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2016 to September  30, 2017 are summarized below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2016	$ 3,003,191	$ 91,633	$ 0	$ 0	$ 3,094,824
Goodwill of acquired businesses [1]	6,513	0	0	0	6,513
Goodwill of divested businesses	0	0	0	0	0
Total as of September 30, 2017	$ 3,009,704	$ 91,633	$ 0	$ 0	$ 3,101,337

1	See Note 16 for a summary of the current year acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS AND PENDING ACQUISITIONS

During the second quarter of 2017, we announced the pending acquisition of Aggregates USA, LLC, an aggregates business that is composed of 32 facilities  (15 aggregates facilities, 16 aggregates rail distribution yards and 1 aggregates truck distribution yard) in Florida, Georgia, South Carolina, Tennessee and Virginia, for $900.0 million in cash. In order to expedite the regulatory approval process, we may divest quarries in Tennessee and Virginia subject to receipt of regulatory approval. We expect to close this acquisition in the fourth quarter of 2017.

During the nine months ended September 30, 2017, we purchased the following for total consideration of $212,406,000:

▪	California — ready-mixed concrete facilities, an aggregates marine distribution yard and building materials yards
▪	Illinois — two aggregates facilities
▪	New Mexico — an aggregates facility
▪	Tennessee — two aggregates facilities, asphalt mix operations and a construction paving business

The 2017 completed acquisitions listed above are reported in our condensed consolidated financial statements as of their respective acquisition dates. None of these acquisitions are material to our results of operations or financial position either individually or collectively.

The fair value of consideration transferred for these acquisitions and the preliminary amounts of assets acquired and liabilities assumed (based on their estimated fair values at their acquisition dates), are summarized below:

September 30
in thousands	2017
Fair Value of Purchase Consideration
Cash	$ 210,562
Payable to seller	1,844
Total fair value of purchase consideration	$ 212,406
Identifiable Assets Acquired and Liabilities Assumed
Inventories	6,213
Other current assets	253
Property, plant & equipment	126,426
Other intangible assets
Contractual rights in place	73,092
Liabilities assumed	(91)
Net identifiable assets acquired	$ 205,893
Goodwill	$ 6,513

Estimated fair values of assets acquired and liabilities assumed are preliminary pending appraisals of contractual rights in place and property, plant & equipment.

As a result of these 2017 completed acquisitions, we recognized $73,092,000 of amortizable intangible assets (contractual rights in place). These contractual rights in place will be amortized against earnings ($66,630,000 – straight-line over a weighted-average 18.8 years and $6,462,000 – units of sales over an estimated 20 years) and deductible for income tax purposes over 15 years. The goodwill noted above will be deductible for income tax purposes over 15 years.

For the full year 2016, we purchased the following for total consideration of $33,287,000  ($32,537,000 cash and $750,000 payable):

▪	Georgia — a distribution business to complement our aggregates logistics and distribution activities
▪	New Mexico — an asphalt mix operation
▪	Texas — an aggregates facility

None of the 2016 acquisitions listed above are material to our results of operations or financial position either individually or collectively. As a result of these 2016 acquisitions, we recognized $16,670,000 of amortizable intangible assets ($15,213,000 contractual rights in place and $1,457,000 noncompetition agreement). The contractual rights in place are amortized against earnings ($6,798,000 – straight-line over 20 years and $8,415,000 – units of sales over an estimated 20 years) and deductible for income tax purposes over 15 years.

DIVESTITURES AND PENDING DIVESTITURES

No assets met the criteria for held for sale at September 30, 2017, December 31, 2016 or September 30, 2016. However, as stated above, we may divest several quarries in Tennessee in order to expedite the regulatory approval process for the pending Aggregates USA acquisition.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS PENDING ADOPTION

PRESENTATION OF NET PERIODIC BENEFIT PLANS  In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the presentation of the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs. The other components of net benefit cost will be included in nonoperating expense. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Retrospective application of the change in income statement presentation is required. A practical expedient is provided that permits entities to use the components of cost disclosed in prior years as a basis for the retrospective application of the new income statement presentation. We will adopt ASU 2017-07 in the first quarter of 2018. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements; service cost for 2017 is estimated to be $7,782,000 while all other components are estimated to be a benefit of $8,083,000.

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

CASH FLOW CLASSIFICATION  In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU adds or clarifies guidance on eight specific cash flow issues. Additionally, guidance on the presentation of restricted cash is addressed in ASU 2016-18 which was issued in November 2016. Our current policy is to present changes in restricted cash within the investing section of our consolidated statements of cash flows. Both of these standards are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We do not expect the adoption of these standards to have a material impact on our consolidated statements of cash flows.

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

LEASE ACCOUNTING  In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flow in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required. We will adopt this standard in the first quarter of 2019. While we expect the adoption of this standard to have a material effect on our consolidated financial statements and related disclosures, we have yet to quantify the effect.

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

EXECUTIVE SUMMARY

Financial highlights for THIRD Quarter 2017

Compared to third quarter 2016:

▪	Total revenues increased $86.6 million, or 9%, to $1,094.7 million
▪	Gross profit increased $1.3 million, or less than 1%, to $305.5 million
▪	Aggregates segment sales increased $36.9 million, or 4%, to $858.7 million
▪	Aggregates segment freight-adjusted revenues increased $27.4 million, or 4%, to $668.5 million
▪	Shipments increased 1%, or 0.7 million tons, to 50.9 million tons
▪	Same-store shipments decreased less than 1%, or 0.2 million tons, to 50.1 million tons
▪	Freight-adjusted sales price increased 3%, or $0.37 per ton
▪	Same-store freight-adjusted sales price increased 3%, or $0.42 per ton
▪	Segment gross profit decreased $2.6 million, or 1%, to $259.1 million
▪	Asphalt, Concrete and Calcium segment gross profit increased $3.9 million, or 9%, to $46.4 million, collectively
▪	Selling, administrative and general (SAG) expenses decreased $3.0 million or 0.9 percentage points (90 basis points) as a percentage of total revenues
▪	Operating earnings increased $2.4 million, or 1%, to $229.5 million
▪	Earnings from continuing operations were $110.2 million, or $0.82 per diluted share, compared to $145.1 million, or $1.07 per diluted share
▪	Discrete items in the third quarter of 2017 include:
▪	pretax interest charges of $46.1 million related to the July debt purchase
▪	pretax charges of $0.8 million associated with business development, net of an asset purchase agreement termination fee
▪	Discrete items in the third quarter of 2016 include:
▪	a $6.5 million tax benefit related to utilization of foreign tax credits
▪	a pretax gain of $0.7 million for business interruption claims recovery
▪	pretax charges of $1.1 million associated with divested operations
▪	Net earnings were $108.6 million, a decrease of $33.4 million, or 24%
▪	Adjusted EBITDA was $311.8 million, an increase of $10.8 million, or 4%

Hurricanes Harvey and Irma negatively affected more than half of our operational footprint in the third quarter. Important Southeastern markets, particularly Florida and Georgia,  as well as coastal markets in Texas and along the central Gulf Coast were disrupted.  Prolonged extreme weather conditions limited both revenue growth and profitability. Aggregates shipments increased 1% and pricing improved 3% versus the prior year’s third quarter. Overall, both gross profit and operating earnings improved slightly compared to the prior year.

Storms disrupted the third quarter shipment pattern in a number of our stronger growth markets. Absent the impact of these storms, we believe that our third quarter shipments would have been in line with expectations. We are still experiencing some lingering effects from these storms on plant efficiency and shipment levels, which will take some time to work through. Underlying demand, however, remains solid, the pricing environment remains positive and our unit profitability in aggregates continues to strengthen. On a same-store basis, our third quarter gross profit per ton was essentially flat while our cash gross profit per ton set a third-quarter record despite the severe weather. We are very encouraged by these trends, which should provide good momentum into 2018.

Our business remains on track with our longer-term goals and expectations. Growth in new construction starts in our markets continues to outpace the rest of the U.S. Recent acquisitions are performing well and should make meaningful contributions to our earnings growth in 2018 and beyond. We remain confident in the sustained, multi-year recovery in materials demand across our markets and in the further compounding improvements to our unit profitability. However, given the shortfall in shipments to date and due to certain lingering effects of third quarter weather events on fourth quarter shipments, pricing and costs, we  now expect full year aggregates shipments to approximate the prior year, with full year Adjusted EBITDA of approximately $1 billion.

As of September 30, year-to-date cash capital expenditures were $366.8 million. This amount included $136.8 million invested in internal growth projects to enhance our aggregates distribution network to markets without local aggregates reserves, as well as development of new sites and other growth investment projects. Core capital investments to replace existing property, plant & equipment made up the remaining $230.0 million, and are expected to be approximately $300 million for the full year.

We remain active in the pursuit of acquisitions and other value-creating growth investments. Since January, we have closed acquisitions totaling $212.4 million (see Note 16 to the condensed consolidated financial statements). These acquisitions complement our existing positions in certain California, Illinois, New Mexico and Tennessee markets.

We expect to close the Aggregates USA acquisition (see Note 16) during the fourth quarter.

At the end of the third quarter, total debt was $2.8 billion and cash was $701.2 million. Retirement of notes due in June and December of 2018 was completed in July for $565.6 million using part of the proceeds from the $1.0 billion of new notes issued in June.  The remainder of the proceeds will be used to help fund acquisitions and other growth investments including the Aggregates USA acquisition. One-time charges related to this early debt retirement were $46.1 million. Full year interest expense will be approximately $190.2  million including these one-time charges.

We are excited about the growth opportunities ahead of us. Leading indicators, such as growth in the pre-construction pipeline and in construction starts in our markets, as well as growth in our own order backlogs, point toward a return to growth in 2018 and beyond. Private demand continues to grow and public demand is firming up after relative weakness during the last 18 months.

Our confidence in the longer term outlook for our business remains strong. Our industry-leading core profitability in aggregates keeps improving and positions us well for future earnings growth. We have the financial strength to continue making smart growth investments that fit us best and we are committed to continuous improvements in safety, customer service and operational efficiencies.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2017	2016	2017	2016
Gross profit	$ 305.5	$ 304.2	$ 757.3	$ 761.1
Total revenues	$ 1,094.7	$ 1,008.1	$ 2,912.8	$ 2,719.7
Gross profit margin	27.9%	30.2%	26.0%	28.0%

gross profit margin excluding freight and delivery revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2017	2016	2017	2016
Gross profit	$ 305.5	$ 304.2	$ 757.3	$ 761.1
Total revenues	$ 1,094.7	$ 1,008.1	$ 2,912.8	$ 2,719.7
Freight and delivery revenues [1]	143.7	143.8	397.9	407.3
Total revenues excluding freight and delivery revenues	$ 951.0	$ 864.3	$ 2,514.9	$ 2,312.4
Gross profit margin excluding
freight and delivery revenues	32.1%	35.2%	30.1%	32.9%

1	Includes freight to remote distribution sites.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2017	2016	2017	2016
Aggregates segment
Gross profit	$ 259.1	$ 261.8	$ 652.1	$ 664.2
Segment sales	$ 858.7	$ 821.8	$ 2,326.6	$ 2,248.2
Gross profit margin	30.2%	31.9%	28.0%	29.5%
Incremental gross profit margin	n/a		n/a

Aggregates segment gross profit as a percentage of
freight-adjusted revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2017	2016	2017	2016
Aggregates segment
Gross profit	$ 259.1	$ 261.8	$ 652.1	$ 664.2
Segment sales	$ 858.7	$ 821.8	$ 2,326.6	$ 2,248.2
Less
Freight, delivery and transportation revenues [1]	181.3	176.9	505.6	494.0
Other revenues	8.9	3.8	24.3	11.4
Freight-adjusted revenues	$ 668.5	$ 641.1	$ 1,796.7	$ 1,742.8
Gross profit as a percentage of
freight-adjusted revenues	38.8%	40.8%	36.3%	38.1%
Incremental gross profit as a percentage of
freight-adjusted revenues	n/a		n/a

1	At the segment level, freight, delivery and transportation revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

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

cash gross profit

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2017	2016	2017	2016
Aggregates segment
Gross profit	$ 259.1	$ 261.8	$ 652.1	$ 664.2
DDA&A	64.1	60.2	182.5	177.1
Aggregates segment cash gross profit	$ 323.2	$ 322.0	$ 834.6	$ 841.3
Unit shipments - tons	50.9	50.3	137.2	138.3
Aggregates segment cash gross profit per ton	$ 6.34	$ 6.40	$ 6.09	$ 6.09
Asphalt segment
Gross profit	$ 31.4	$ 32.9	$ 68.9	$ 76.0
DDA&A	6.5	4.1	18.8	12.5
Asphalt segment cash gross profit	$ 37.9	$ 37.0	$ 87.7	$ 88.5
Concrete segment
Gross profit	$ 14.4	$ 8.7	$ 34.3	$ 18.3
DDA&A	3.6	3.1	10.3	9.1
Concrete segment cash gross profit	$ 18.0	$ 11.8	$ 44.6	$ 27.4
Calcium segment
Gross profit	$ 0.7	$ 0.8	$ 2.0	$ 2.6
DDA&A	0.2	0.2	0.6	0.6
Calcium segment cash gross profit	$ 0.9	$ 1.0	$ 2.6	$ 3.2

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

EBITDA and adjusted ebitda

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2017	2016	2017	2016
Net earnings	$ 108.6	$ 142.0	$ 273.6	$ 306.9
Income tax expense	39.1	49.8	81.6	91.6
Interest expense, net	82.0	33.2	154.6	100.1
(Earnings) loss on discontinued operations, net of tax	1.6	3.1	(8.2)	7.5
EBIT	231.3	228.1	501.6	506.1
Depreciation, depletion, accretion and amortization	79.6	72.0	228.0	213.4
EBITDA	$ 310.9	$ 300.1	$ 729.6	$ 719.5
Business interruption claims recovery, net of incentives	$ 0.0	$ (0.2)	$ 0.0	$ (11.2)
Charges associated with divested operations	0.1	1.1	16.5	16.8
Business development, net of termination fee	0.8	0.0	0.8	0.0
Asset impairment	0.0	0.0	0.0	10.5
Restructuring charges	0.0	0.0	1.9	0.3
Adjusted EBITDA	$ 311.8	$ 301.0	$ 748.8	$ 735.9
Depreciation, depletion, accretion and amortization	(79.6)	(72.0)	(228.0)	(213.4)
Adjusted EBIT	$ 232.2	$ 229.0	$ 520.8	$ 522.5

Adjusted EBITDA for 2016 has been revised to conform with the 2017 presentation which no longer includes an adjustment for routine business development charges. However, business development charges that are deemed to be non-routine are included as an adjustment.

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

2017 Projected
in millions	Mid-point
Net earnings	$ 380
Income tax expense	130
Interest expense, net	190
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	300
Projected EBITDA	$ 1,000

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share data	2017	2016	2017	2016
Total revenues	$ 1,094.7	$ 1,008.1	$ 2,912.8	$ 2,719.7
Cost of revenues	789.2	703.9	2,155.5	1,958.6
Gross profit	$ 305.5	$ 304.2	$ 757.3	$ 761.1
Selling, administrative and general expenses	$ 73.4	$ 76.3	$ 238.3	$ 235.5
Gain on sale of property, plant & equipment
and businesses	$ 1.5	$ 2.0	$ 4.6	$ 2.9
Operating earnings	$ 229.5	$ 227.1	$ 495.9	$ 505.8
Interest expense, net	$ 82.0	$ 33.1	$ 154.6	$ 100.2
Earnings from continuing operations
before income taxes	$ 149.2	$ 194.9	$ 347.0	$ 405.9
Earnings from continuing operations	$ 110.2	$ 145.1	$ 265.4	$ 314.3
Earnings (loss) on discontinued operations,
net of income taxes	(1.6)	(3.1)	8.2	(7.4)
Net earnings	$ 108.6	$ 142.0	$ 273.6	$ 306.9
Basic earnings (loss) per share
Continuing operations	$ 0.83	$ 1.09	$ 2.00	$ 2.36
Discontinued operations	(0.01)	(0.02)	0.07	(0.06)
Basic net earnings per share	$ 0.82	$ 1.07	$ 2.07	$ 2.30
Diluted earnings (loss) per share
Continuing operations	$ 0.82	$ 1.07	$ 1.97	$ 2.31
Discontinued operations	(0.01)	(0.02)	0.06	(0.05)
Diluted net earnings per share	$ 0.81	$ 1.05	$ 2.03	$ 2.26
EBITDA	$ 310.9	$ 300.1	$ 729.6	$ 719.5
Adjusted EBITDA	$ 311.8	$ 301.0	$ 748.8	$ 735.9

THIRD quarter 2017 Compared to THIRD Quarter 2016

Third quarter 2017 total revenues were $1,094.7 million, up 9% from the third quarter of 2016. Shipments increased in aggregates (+1%),  asphalt mix (+7%) and ready-mixed concrete (+20%). Gross profit declined in the Aggregates (-$2.6 million or -1%) and Asphalt (-$1.5 million or -5%) segments, while it was up in the Concrete segment (+$5.7 million or +65%). Diesel fuel costs were up $3.9 million as a result of an 18% increase in the unit cost of diesel fuel, with most ($2.7 million) of this increased cost reflected in the Aggregates segment.

Net earnings for the third quarter of 2017 were $108.6 million, or $0.81 per diluted share, compared to $142.0 million, or $1.05 per diluted share, in the third quarter of 2016. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  third quarter of 2017 include pretax interest charges of $46.1 million related to the July debt purchase and pretax charges of $0.8 million associated with business development, net of an asset purchase agreement termination fee.

▪

Net earnings for the third quarter of 2016 include a $6.5 million tax benefit related to utilization of foreign tax credits, a pretax gain of $0.7 million for business interruption claims recovery and pretax charges of $1.1 million associated with divested operations.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2017 versus the third quarter of 2016 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2016	$ 194.9
Lower aggregates gross profit	(2.6)
Lower asphalt gross profit	(1.5)
Higher concrete gross profit	5.7
Lower calcium gross profit	(0.2)
Lower selling, administrative and general expenses	3.0
Lower gain on sale of property, plant & equipment and businesses	(0.5)
Lower business interruption claims recovery	(0.7)
Higher interest expense, net	(48.9)
All other	0.0
Third quarter 2017	$ 149.2

Aggregates shipments increased 1% versus the prior year’s quarter. Shipment trends in aggregates were disrupted by hurricanes across our Florida, Georgia, Gulf Coast, North Carolina, South Carolina and coastal Texas markets. Markets outside of these areas combined to grow mid-single digit versus the prior year’s third quarter – more in line with trends and expectations.

Broad pricing momentum continued across our footprint with most markets realizing price growth in the third quarter. For the quarter, freight-adjusted average sales price for aggregates increased 3% versus the prior year, or $0.37 per ton, despite a negative product mix impact. Product mix, partly due to aggregates needs immediately after the hurricanes, negatively impacted price growth by approximately one percentage point (100 basis points). Excluding mix impact, aggregates price increased 4%. The overall pricing climate remains favorable as visibility to a sustained recovery improves and as construction materials producers stay focused on earning adequate returns on capital.

Third quarter Aggregates segment gross profit was $259.1 million, or $5.09 per ton. These results were slightly lower than the prior year as a result of the third quarter weather events. Weather-related disruptions impaired shipments and drove inefficiencies that limited revenue growth and earnings improvement. The aforementioned 18% increase in the unit cost of diesel fuel and costs related to the transition to two new, more efficient ships to transport aggregates from our quarry in Mexico negatively impacted segment gross profit by $6.7 million in comparison to the prior year.

Asphalt segment gross profit was $31.4 million in the third quarter of 2017 versus $32.9 million in the prior year period. Shipments of asphalt mix were 3.1 million tons in total and 2.8 million tons on a same-store basis. Shipments in the prior year were 2.9 million tons. An 18% increase in liquid asphalt unit cost negatively affected materials margins.

Concrete segment gross profit was $14.4 million in the quarter compared to $8.7 million in the prior year period. Shipments increased 20% versus the prior year. On a same-store basis, volumes increased 8%, as volumes in Virginia (our largest concrete market) drove most of the year-over-year increase. Materials margins and unit gross profit in the Concrete segment also improved versus the prior year.

Our Calcium segment reported gross profit of $0.7 million versus $0.8 million in the third quarter of 2016.

On a trailing-twelve-month basis, total gross profit in our non-aggregates segments was $135.9 million, a 12% increase from the prior year’s comparable period.

SAG expenses were $73.4 million versus $76.3 million in the prior year’s third quarter. Trailing-twelve-month SAG expenses were $317.8 million, in line with full-year expectations.

Other operating expense was $4.2 million in the third quarter of 2017 versus $3.5 million in the third quarter of 2016. This line item includes the aforementioned discrete charges associated with business development (net of a  termination fee) in the amount of $1.2 million for the third quarter of  2017. These net charges were composed of $9.2 million of non-routine business development charges partially offset by an $8.0 million credit related to an asset purchase agreement termination fee. Additionally, this line item includes the aforementioned discrete charges associated with divested operations (environmental liability accruals at divested sites) of $0.1 million and $1.1 million for the third quarters of 2017 and 2016, respectively.

Net interest expense was $82.0 million in the third quarter of 2017 compared to $33.1 million in 2016. The higher interest expense resulted primarily from the $46.1 million charge related to the July 2017 debt purchase. For additional details, see Note 7 to the condensed consolidated financial statements.

Income tax expense from continuing operations was  $39.1 million in the third quarter of 2017 compared to income tax expense of $49.8 million in the third quarter of 2016.  The decrease in our income tax expense resulted largely from applying the statutory rate to the decrease in our pretax earnings.

Earnings from continuing operations were $0.82 per diluted share in the third quarter of 2017 compared to $1.07 per diluted share in the third quarter of 2016.

Discontinued Operations — Third quarter pretax loss from discontinued operations was  $1.3 million in 2017 compared with a pretax loss of $5.1 million in 2016. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE SEPTEMBER 30, 2017 Compared to YEAR-TO-DATE SEPTEMBER 30, 2016

Total revenues for the first nine months of 2017 were $2,912.8 million, up 7% from the first nine months of 2016. Shipments declined in aggregates (-1%)  while they were up in asphalt mix (+10%) and ready-mixed concrete (+21%). Gross profit declined in the Aggregates (-$12.1 million or -2%) and Asphalt (-$7.1 million or -9%) segments while it was up in the Concrete segment (+$16.0 million or +87%). Diesel fuel costs were up $12.4 million as a result of a 22% increase in the unit cost of diesel fuel compared with the first nine months of 2016, with most ($9.1 million) of this increased cost reflected in the Aggregates segment.

Net earnings for the first nine months of 2017 were $273.6 million, or $2.03 per diluted share, compared to $306.9 million, or $2.26 per diluted share, in the first nine months of 2016. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  first nine months of 2017 include pretax interest charges of $46.1 million related to the July debt purchase, pretax charges of $16.5 million associated with divested operations, net pretax charges of $0.8 million associated with business development (net of an asset purchase agreement termination fee) and a $1.9 million pretax charge for restructuring, and excess tax benefits of  $20.8 million related to share-based compensation.

▪

Net earnings for the first nine months of 2016 include a pretax gain of $11.7 million for business interruption claims recovery,  pretax charges of $16.8 million associated with divested operations, a pretax loss of $10.5 million for asset impairment,  and excess tax benefits of $24.5 million related to share-based compensation.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2017 versus year-to-date September 30, 2016 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2016	$ 405.9
Lower aggregates gross profit	(12.1)
Lower asphalt gross profit	(7.1)
Higher concrete gross profit	16.0
Lower calcium gross profit	(0.6)
Higher selling, administrative and general expenses	(2.8)
Higher gain on sale of property, plant & equipment and businesses	1.7
Lower business interruption claims recovery	(11.7)
Lower impairment charges	10.5
Higher interest expense, net	(54.4)
All other	1.6
Year-to-date September 30, 2017	$ 347.0

Gross profit for our Aggregates segment was $652.1 million for the first nine months of 2017 versus $664.2 million in the comparable period of 2016. Aggregates segment sales of $2,326.6 million were up 3%, and aggregates freight-adjusted revenues of $1,796.7 million were also up 3%. Year-to-date aggregates shipments declined 1%, or 1.1 million tons, compared to the first nine months of 2016.  Wet weather — severe flooding in California during the first quarter of 2017, extreme rainfall in core Southeastern markets (Alabama, Florida, Georgia, Louisiana and Mississippi) during the second quarter of 2017, and hurricanes/tropical storm conditions  across our Florida, Georgia, Gulf Coast, North Carolina, South Carolina and coastal Texas markets during the third quarter of 2017 — contributed to the shipment shortfall. Freight-adjusted average sales price for aggregates increased 4%, or $0.49 per ton, versus the first nine months of 2016, with most major markets realizing price improvement. Year-to-date unit cost of sales (freight-adjusted) in the Aggregates segment was up 7%, or $0.55 per ton, versus the nine months of 2016. As noted above, higher diesel fuel costs accounted for $9.1 million of the cost increase in the Aggregates segment. Additionally, inefficiencies and lower volume due to the severe weather conditions noted above also contributed to the increased cost.  Gross profit per ton was $4.75 per ton for the first nine months of 2017 compared with $4.80 per ton for the first nine months of 2016.

Asphalt segment gross profit of $68.9 million was down $7.1 million from the first nine months of 2016. Shipments increased 10% in total and were essentially flat on a same-store basis. Materials margins were lower as a result of lower unit sales price and higher liquid asphalt unit cost.

Concrete segment gross profit was $34.3 million for the first nine months of 2017, up $16.0 million from the prior year period. Shipments increased 21% versus the first nine months of 2016 as ready-mixed concrete volumes increased in most of our markets. On a same-store basis, ready-mixed concrete shipments increased 13%. Concrete segment materials margins and unit gross profit also improved versus the first nine months of 2016.

Our Calcium segment reported gross profit of $2.0 million versus $2.6 million in the first nine months of 2016.

SAG expenses were $238.3 million versus $235.5 million in the prior year’s first nine months reflecting a 0.5 percentage point (50 basis point) reduction as a percentage of total revenues.

In the first nine months of 2016, we recognized a gain of $11.7 million related to the settlement of business interruption claims from the 2010 Gulf Coast oil spill.

There were no asset impairment charges during the first nine months of 2017. During the first nine months of 2016, we recorded $10.5 million of losses on impairment of long-lived assets, as follows: ($0.9 million) — wrote off nonrecoverable project costs related to two Aggregates segment capital projects that we no longer intend to complete and ($9.6 million)  — terminated a nonstrategic aggregates site lease we no longer intended to develop.

Other operating expense, net is composed of various cost items not included in cost of revenues and not specifically presented in the accompanying Condensed Consolidated Statement of Comprehensive Income. The total other operating expense,  net and significant items included in the total were:

▪

$27.8 million in the first nine months of 2017 —  includes $1.2 million of discrete charges associated with business development (net of termination fee). These net charges were composed of $9.2 million of non-routine business development charges partially offset by an $8.0 million credit related to an asset purchase agreement termination fee. Additionally, this line item includes $16.5 million of discrete charges associated with divested operations including $15.6 million of environmental liability accruals related to the Hewitt Landfill matter (see Note 8 to the condensed consolidated financial statements)

▪

$23.9 million in the first nine months of 2016 —  includes $16.8 million of discrete charges associated with divested operations. These charges were composed of charges associated with office space no longer needed and vacated ($5.2 million), the write-off of a prepaid royalty asset resulting from a change in long-term mining plans ($3.6 million), a property litigation settlement ($1.9 million), a pension withdrawal settlement revision ($1.5 million) and environmental liability accruals associated with previously divested properties ($4.6 million)

Net interest expense was $154.6 million in the first nine months of 2017 compared to $100.2 million in 2016. This increase resulted from the $46.1 million charge related to the July 2017 debt purchase coupled with the higher debt load. For additional details, see Note 7 to the condensed consolidated financial statements.

Income tax expense from continuing operations was  $81.6 million in the first nine months of 2017 compared to $91.6 million in the first nine months of 2016.  The decrease in our income tax expense resulted largely from applying the statutory rate to the decrease in our pretax earnings.

Earnings from continuing operations were $2.03 per diluted share in the first nine months of 2017 compared to $2.26 per diluted share in the first nine months of 2016.

Discontinued Operations — Year-to-date September pretax earnings from discontinued operations were  $13.6 million in 2017 compared with a pretax loss of $12.3 million in 2016. Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The current year results also include insurance recoveries from previously incurred general liability costs. For additional details, see Note 2 to the condensed consolidated financial statements.

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

We actively manage our capital structure and resources in order to minimize the cost of capital while properly managing financial risk. We seek to meet these objectives by adhering to the following principles:

▪	maintain substantial bank line of credit borrowing capacity
▪	proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low
▪	maintain an appropriate balance of fixed-rate and floating-rate debt
▪	minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our September 30, 2017 cash and cash equivalents balance of $701.2 million is $55.1 million of cash held at our foreign subsidiaries. All of this $55.1 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2017	2016
Net earnings	$ 273.6	$ 306.9
Depreciation, depletion, accretion and amortization (DDA&A)	228.0	213.4
Net earnings before noncash deductions for DDA&A	$ 501.6	$ 520.3
Contributions to pension plans	(17.6)	(7.1)
Cost of debt purchase	43.0	0.0
Other operating cash flows, net [1]	(127.5)	(108.6)
Net cash provided by operating activities	$ 399.5	$ 404.6

1	Primarily reflects changes to working capital balances.

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization. Net cash provided by operating activities was $399.5 million during the nine months ended September  30, 2017, a $5.1 million decrease compared to the same period of 2016. During the third quarter of 2017, we made a discretionary pension plan contribution of $10.6 million. Additionally, we retired debt costing $43.0 million above the principal amount of the notes which is reflected as a financing cash outflow.

cash from investing activities

Net cash used for investing activities was $557.6 million during the first nine months of 2017, a $278.0 million increase compared to the same period of 2016. We invested $366.8 million in our existing operations in the first nine months of 2017, a $79.4 million increase compared to the prior year period. Of this $366.8 million, $136.8 million was invested in shipping capacity enhancements, new site developments and other growth opportunities. Additionally, during the first nine months of 2017, we acquired the following businesses for $210.6 million of cash consideration: California — ready-mixed concrete facilities, an aggregates marine distribution yard and building materials yards; Illinois —  two aggregates facilities; New Mexico — an aggregates facility; and Tennessee — two aggregates facilities, asphalt mix operations and a construction paving business. During the first nine months of 2016, we purchased a distribution business in Georgia for $1.6 million of cash consideration.

cash from financing activities

Net cash provided by financing activities in the first nine months of 2017 was $600.2 million, an increase of $874.0 million compared with the cash used during the same period of 2016. This increase was primarily attributable to the 2017 debt issuances (as described in the section below) which provided net proceeds of $1,585.0 million partially offset by the repayment of our $235.0 million line of credit and the early retirement of notes due in 2018 for a total cost of $565.6 million ($522.5 million principal and $43.0 million cost of debt purchase).  Additionally, we increased dividends to our shareholders by $19.4 million ($0.75 per share compared to $0.60 per share). Share repurchases decreased by $101.2 million (510,283 shares @ $118.18 per share compared to 1,426,659 shares @ $113.18 per share). Finally, cash paid for shares withheld to satisfy statutory income tax withholding obligations of $24.6 million decreased $7.8 million from the first nine months of 2016 (see Note 1 to the condensed consolidated financial statements, caption Share-based Compensation – Accounting Standards Update).

debt

Certain debt measures are outlined below:

	September 30	December 31	September 30
dollars in millions	2017	2016	2016
Debt
Current maturities of long-term debt	$ 4.8	$ 0.1	$ 0.1
Short-term debt (line of credit)	0.0	0.0	0.0
Long-term debt [1]	2,810.0	1,982.8	1,983.6
Total debt	$ 2,814.8	$ 1,982.9	$ 1,983.7
Capital
Total debt	$ 2,814.8	$ 1,982.9	$ 1,983.7
Equity	4,685.1	4,572.5	4,504.0
Total capital	$ 7,499.9	$ 6,555.4	$ 6,487.7
Total Debt as a Percentage of Total Capital	37.5%	30.2%	30.6%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.25%	1.25%
Term debt	5.08%	7.52%	7.52%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	82.4%	88.3%	88.3%
Floating-rate debt	17.6%	11.7%	11.7%

1

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: September 30, 2017 — none, December 31, 2016 — $235.0 million and September 30, 2016 — $235.0 million.

2	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

Covenants, borrowing cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2017, we were in compliance with the line of credit covenants and the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of September 30, 2017, our available borrowing capacity under the line of credit was $706.7 million. Utilization of the borrowing capacity was as follows:

▪	none was borrowed
▪	$43.3 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our  term debt is unsecured.  $2,596.2 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in both indentures limits the amount of secured debt we may incur without ratably securing such debt. $250.0 million of such debt is governed, as described below, by the same credit agreement that governs our line of credit. As of September 30, 2017, we were in compliance with all term debt covenants.

In June 2017, we issued $1,000.0 million of debt composed of three issuances as follows: (1) $700.0 million of 4.50% senior notes due June 2047, (2)  $50.0 million of 3.90% senior notes due April 2027 (these notes are a further issuance of, and form a single series with, the 3.90% notes issued in March 2017), and (3) $250.0 million of floating-rate senior notes due June 2020. These issuances resulted in proceeds of $989.5 million (net of original issue discounts/premiums, underwriter fees and other transaction costs). The proceeds will be used to partially finance the pending acquisition of Aggregates USA as described in Note 16 to the condensed consolidated financial statements and were used to early retire the notes due in 2018 ($272.5 million @ 7.00% and $250.0 million @ 10.375%). This early retirement was completed in July at a cost of $565.6 million including  $43.0 million in premium above the principal amount of the notes and transaction costs. As a result, in the third quarter, we recognized $3.0 million of net noncash expense associated with the acceleration of unamortized discounts, deferred debt issuance costs and deferred interest rate derivative settlement losses. The combined charge of $46.1 million was a component of interest expense for the three and nine months ended September 30, 2017.

In June 2017, we drew the full $250.0 million on the unsecured delayed draw term loan entered into in December 2016. These funds were used to repay the $235.0 million borrowed on our line of credit and for general corporate purposes. Borrowings bear interest in the same manner as the line of credit. The term loan principal will be repaid quarterly beginning March 2018 as follows: quarters 5 - 8 @ $1.6 million/quarter; 9 - 12 @ $3.1 million/quarter; 13 - 19 @ $4.7 million/quarter and $198.4 million for quarter 20 (December 2021). The term loan may be prepaid at any time without penalty. It is provided by the same group of banks that provides our line of credit, and is governed by the same credit agreement as the line of credit. As such, it is subject to the same affirmative, negative, and financial covenants.

In March 2017, we issued $350.0 million of 3.90% senior notes due April 2027 for proceeds of $345.5 million (net of original issue discounts, underwriter fees and other transaction costs). The proceeds were used for general corporate purposes. This series of notes now totals $400.0 million due to the additional $50.0 million of notes issued in June (as described above).

CURRENT MATURITIES of long-term debt

The  $4.8 million of current maturities of long-term debt as of September 30, 2017 includes all long-term debt  that we intend to pay within twelve months, and is due as follows:

Current
in millions	Maturities
Fourth quarter 2017	$0.1
First quarter 2018	1.6
Second quarter 2018	1.6
Third quarter 2018	1.5

debt ratings

Our debt ratings and outlooks as of September 30, 2017 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt [1]
Fitch	BBB-/stable	6/12/2017	rating/outlook affirmed
Moody's	Baa3/stable	6/12/2017	rating/outlook affirmed
Standard & Poor's	BBB/stable	6/12/2017	rating/outlook affirmed

1	Not all of our long-term debt is rated.

Equity

Our common stock issuances and purchases are as follows:

September 30		December 31	September 30
in thousands	2017	2016	2016
Common stock shares at January 1,
issued and outstanding	132,339	133,172	133,172
Common Stock Issuances
Share-based compensation plans	452	594	564
Common Stock Purchases
Purchased and retired	(510)	(1,427)	(1,427)
Common stock shares at end of period,
issued and outstanding	132,281	132,339	132,309

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. On February 10, 2017, there were 1,756,757 shares remaining under this authorization and our Board of Directors authorized us to purchase an additional 8,243,243 shares to refresh the number of shares we were authorized to purchase to 10,000,000. As of September  30, 2017, there were 9,489,717 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are detailed below:

September 30		December 31	September 30
in thousands, except average cost	2017	2016	2016
Shares Purchased and Retired
Number	510	1,427	1,427
Cost [1]	$ 60,303	$ 161,463	$ 161,436
Average cost per share [1]	$ 118.18	$ 113.18	$ 113.18

1	Excludes commissions of $0.02 per share.

There were no shares held in treasury as of September  30, 2017, December 31, 2016 and September 30, 2016.

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

Cash Contractual Obligations

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K. Changes resulting from our March 2017 debt issuance as described in Note 7 to the condensed consolidated financial statements are outlined in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Changes resulting from our June 2017 debt transactions as well as the July 2017 debt retirement, as described in Note 7 to the condensed consolidated financial statements, are outlined in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September  30, 2017.

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

At September  30, 2017, the estimated fair value of our long-term debt including current maturities was $3,073.1 million compared to a book value of $2,814.8 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $258.3 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

No material changes were made during the third quarter of 2017 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016, and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended September  30, 2017 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2017
July 1 - July 31	0	$ 0.00	0	9,489,717
Aug 1 - Aug 31	0	$ 0.00	0	9,489,717
Sept 1 - Sept 30	0	$ 0.00	0	9,489,717
Total	0	$ 0.00	0

1

On February 10, 2006, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. On February 10, 2017, there were 1,756,757 shares remaining under this authorization, and our Board of Directors authorized us to purchase an additional 8,243,243 shares to refresh the number of shares we were authorized to purchase to 10,000,000. As of September 30, 2017, there were 9,489,717 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the third quarter of 2017.

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

VULCAN MATERIALS COMPANY
Date November 3, 2017	/s/ Ejaz A. Khan Ejaz A. Khan Vice President, Controller (Principal Accounting Officer)

Date November 3, 2017	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)