Form 10-Q
period 2018-03-31
Vulcan Materials CO
filed 2018-05-04
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value		Shares outstanding at April 30, 2018 132,185,410

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	March 31	December 31	March 31
in thousands	2018	2017	2017
Assets
Cash and cash equivalents	$ 38,141	$ 141,646	$ 286,957
Restricted cash	8,373	5,000	0
Accounts and notes receivable
Accounts and notes receivable, gross	492,103	590,986	471,590
Less: Allowance for doubtful accounts	(2,667)	(2,649)	(2,757)
Accounts and notes receivable, net	489,436	588,337	468,833
Inventories
Finished products	340,666	327,711	306,012
Raw materials	29,393	27,152	26,213
Products in process	1,303	1,827	1,314
Operating supplies and other	28,392	27,648	29,860
Inventories	399,754	384,338	363,399
Prepaid expenses	75,495	60,780	38,573
Total current assets	1,011,199	1,180,101	1,157,762
Investments and long-term receivables	35,056	35,115	34,311
Property, plant & equipment
Property, plant & equipment, cost	8,116,439	7,969,312	7,432,388
Allowances for depreciation, depletion & amortization	(4,090,574)	(4,050,381)	(3,980,567)
Property, plant & equipment, net	4,025,865	3,918,931	3,451,821
Goodwill	3,130,161	3,122,321	3,101,241
Other intangible assets, net	1,060,831	1,063,630	829,114
Other noncurrent assets	190,099	184,793	170,075
Total assets	$ 9,453,211	$ 9,504,891	$ 8,744,324
Liabilities
Current maturities of long-term debt	22	41,383	139
Short-term debt	200,000	0	0
Trade payables and accruals	188,163	197,335	175,906
Other current liabilities	195,122	204,154	184,853
Total current liabilities	583,307	442,872	360,898
Long-term debt	2,775,687	2,813,482	2,329,248
Deferred income taxes, net	479,430	464,081	703,491
Deferred revenue	190,731	191,476	196,739
Other noncurrent liabilities	510,846	624,087	633,187
Total liabilities	$ 4,540,001	$ 4,535,998	$ 4,223,563
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,290, 132,324 and 132,222 shares, respectively	132,290	132,324	132,222
Capital in excess of par value	2,787,848	2,805,587	2,792,720
Retained earnings	2,138,885	2,180,448	1,734,448
Accumulated other comprehensive loss	(145,813)	(149,466)	(138,629)
Total equity	$ 4,913,210	$ 4,968,893	$ 4,520,761
Total liabilities and equity	$ 9,453,211	$ 9,504,891	$ 8,744,324
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited		March 31
in thousands, except per share data	2018	2017
Total revenues	$ 854,474	$ 787,328
Cost of revenues	695,140	629,107
Gross profit	159,334	158,221
Selling, administrative and general expenses	78,340	82,383
Gain on sale of property, plant & equipment
and businesses	4,164	369
Other operating expense, net	(3,975)	(5,828)
Operating earnings	81,183	70,379
Other nonoperating income, net	5,083	4,045
Interest expense, net	37,774	34,076
Earnings from continuing operations
before income taxes	48,492	40,348
Income tax benefit	(4,903)	(3,175)
Earnings from continuing operations	53,395	43,523
Earnings (loss) on discontinued operations, net of tax	(416)	1,398
Net earnings	$ 52,979	$ 44,921
Other comprehensive income, net of tax
Deferred gain on interest rate derivative	2,496	0
Amortization of prior interest rate derivative loss	66	320
Amortization of actuarial loss and prior service
cost for benefit plans	1,091	427
Other comprehensive income	3,653	747
Comprehensive income	$ 56,632	$ 45,668
Basic earnings per share
Continuing operations	$ 0.40	$ 0.33
Discontinued operations	0.00	0.01
Net earnings	$ 0.40	$ 0.34
Diluted earnings (loss) per share
Continuing operations	$ 0.40	$ 0.32
Discontinued operations	(0.01)	0.01
Net earnings	$ 0.39	$ 0.33
Weighted-average common shares outstanding
Basic	132,690	132,636
Assuming dilution	134,359	134,968
Cash dividends per share of common stock	$ 0.28	$ 0.25
Depreciation, depletion, accretion and amortization	$ 81,439	$ 71,563
Effective tax rate from continuing operations	-10.1%	-7.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited		March 31
in thousands	2018	2017
Operating Activities
Net earnings	$ 52,979	$ 44,921
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	81,439	71,563
Net gain on sale of property, plant & equipment and businesses	(4,164)	(369)
Contributions to pension plans	(102,443)	(2,374)
Share-based compensation expense	6,794	6,488
Deferred tax expense (benefit)	7,968	153
Cost of debt purchase	6,922	0
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	39,832	(28,069)
Other, net	3,641	1,839
Net cash provided by operating activities	$ 92,968	$ 94,152
Investing Activities
Purchases of property, plant & equipment	(128,688)	(133,022)
Proceeds from sale of property, plant & equipment	1,701	1,239
Proceeds from sale of businesses	11,256	0
Payment for businesses acquired, net of acquired cash	(76,259)	(185,067)
Other, net	(34)	0
Net cash used for investing activities	$ (192,024)	$ (316,850)
Financing Activities
Proceeds from short-term debt	252,000	0
Payment of short-term debt	(52,000)	0
Payment of current maturities and long-term debt	(892,038)	(5)
Proceeds from issuance of long-term debt	850,000	350,000
Debt issuance and exchange costs	(45,513)	(4,565)
Settlements of interest rate derivatives	3,378	0
Purchases of common stock	(55,568)	(49,221)
Dividends paid	(37,176)	(33,152)
Share-based compensation, shares withheld for taxes	(24,159)	(21,421)
Net cash provided by (used for) financing activities	$ (1,076)	$ 241,636
Net increase (decrease) in cash and cash equivalents and restricted cash	(100,132)	18,938
Cash and cash equivalents and restricted cash at beginning of year	146,646	268,019
Cash and cash equivalents and restricted cash at end of period	$ 46,514	$ 286,957
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

We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve markets in twenty states, Washington D.C., and the local markets surrounding our operations in Mexico and the Bahamas. Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our Alabama, mid-Atlantic, Southwestern, Tennessee and Western markets.

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Our Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from the audited financial statement, but it does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as described in Note 2, the results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2018 presentation. In the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost,” resulting in the reclassification of certain benefit costs from operating income to nonoperating income as described in Note 17.

RESTRICTED CASH

Restricted cash consists of cash proceeds from the sale of property held in escrow for the acquisition of replacement property under like-kind exchange agreements and cash reserved by other contractual agreements (such as asset purchase agreements) for a specified purpose and therefore is not available for use for other purposes. The escrow accounts are administered by an intermediary. Cash restricted pursuant to like-kind exchange agreements remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Restricted cash is included with cash and cash equivalents in the accompanying Condensed Consolidated Statements of Cash Flows.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in thousands	2018	2017
Weighted-average common shares
outstanding	132,690	132,636
Dilutive effect of
Stock-Only Stock Appreciation Rights	1,132	1,334
Other stock compensation plans	537	998
Weighted-average common shares
outstanding, assuming dilution	134,359	134,968

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

	Three Months Ended
	March 31
in thousands	2018	2017
Antidilutive common stock equivalents	157	79

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

	Three Months Ended
	March 31
in thousands	2018	2017
Discontinued Operations
Pretax earnings (loss)	$ (566)	$ 2,092
Income tax (expense) benefit	150	(694)
Earnings (loss) on discontinued operations,
net of tax	$ (416)	$ 1,398

Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The results noted above primarily reflect charges and related insurance recoveries, including those associated with the Texas Brine matter as further discussed in Note 8.

Note 3: Income Taxes

The Tax Cuts and Jobs Act (TCJA) was enacted in December 2017. The TCJA, among other changes, (1) reduces the U.S. federal corporate income tax rate from 35% to 21%, (2) allows for the immediate 100% deductibility of certain capital investments, (3) eliminates the alternative minimum tax (though allows for the future use of previously generated alternative minimum tax credits), (4) repeals the domestic production deduction, (5) requires a one-time “transition tax” on earnings of certain foreign subsidiaries that were previously tax deferred, (6) limits the deductibility of interest expense, (7) further limits the deductibility of certain executive compensation and (8) taxes global intangible low taxed income.

The SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the TCJA in the period of enactment. SAB 118 provides a one-year measurement period from the TCJA enactment date for companies to complete their income tax accounting. In accordance with SAB 118, a company must reflect the income tax effects of those elements of the TCJA for which the income tax accounting is complete. To the extent that a company’s accounting for certain elements of the TCJA is incomplete but for which it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company is unable to determine a provisional estimate, it should account for its income taxes on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

Our accounting for certain elements of the TCJA is incomplete. As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we were able to make reasonable estimates, and therefore, recorded provisional estimates for the following elements. We have not made any measurement-period adjustments related to these items during the quarter.

▪

DEEMED REPATRIATION TRANSITION TAX — The TCJA subjects companies to a one-time Deemed Repatriation Transition Tax (Transition Tax) on previously untaxed foreign accumulated earnings and profits. We recorded a provisional Transition Tax obligation of $12,301,000 at December 31, 2017.

▪

DEDUCTIBILITY OF EXECUTIVE COMPENSATION — The TCJA eliminates the performance-based compensation exception from the limitation on covered employee remuneration. At this time, we believe that a portion of the performance-based remuneration accounted for in our deferred taxes will likely be non-deductible. As such, we included a provisional expense of $1,403,000 at December 31, 2017.

Our accounting for certain other elements of the TCJA is incomplete, and as we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we were not yet able to make reasonable estimates of the effects. Therefore, no provisional estimates were recorded. We have not recorded any measurement-period adjustments related to these items during the first quarter of 2018.

▪

OUTSIDE BASIS DIFFERENCE IN FOREIGN SUBSIDIARIES — For U.S. income tax purposes, the Transition Tax will greatly reduce outside basis differences in our foreign subsidiaries. Completing this calculation is dependent on first finalizing the Transition Tax liability. As a result, we are not yet able to reasonably estimate the outside basis difference remaining in our foreign subsidiaries after the Transition Tax, and therefore, continue to assert that our undistributed earnings from foreign subsidiaries are indefinitely reinvested.

▪

GLOBAL INTANGIBLE LOW TAXED INCOME — We can make an accounting policy election of either (1) treating taxes due on the future U.S. inclusions in taxable income related to global intangible low taxed income (GILTI) as a current period expense when incurred (period cost method) or (2) factoring such amounts into our measurement of deferred taxes (deferred method). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We have not recorded any amount of GILTI tax in our financial statements nor have we made a policy decision regarding whether to record deferred taxes on GILTI.

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

In the first quarter of 2018, we recorded an income tax benefit from continuing operations of $4,903,000 compared to an income tax benefit from continuing operations of $3,175,000 in the first quarter of 2017.  The increase in income tax benefit is largely due to the change in the U.S. statutory income tax rate to 21% in 2018 from 35% in 2017.

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

At December 31, 2018, we project state net operating loss carryforward deferred tax assets  of  $71,159,000 ($67,546,000 relates to Alabama), against which we project to have a valuation allowance of $29,695,000 ($29,182,000 relates to Alabama).  The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2033.

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

A summary of our deferred tax assets is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Note 4: revenueS

There have been no changes to the amount or timing of our revenue recognition as a result of our adoption of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Accounting Standards Codification Topic 606). Revenues are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect are excluded from revenues. Costs to obtain and fulfill construction paving contracts are also immaterial and are expensed as incurred when the expected amortization period is one year or less.

Total revenues are primarily derived from our product sales of aggregates, asphalt mix and ready-mixed concrete, and include freight &  delivery costs that we pass along to our customers to deliver these products. We also generate revenues from our asphalt construction paving business (represents less than 10% of our Asphalt segment’s revenues) and services related to our aggregates business (represents less than 2% of our Aggregates segment’s revenues).

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

Our segment total revenues by geographic market for the current period are disaggregated as follows:

	Three Months Ended March 31, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 193,848	$ 11,729	$ 61,571	$ 0	$ 267,148
Gulf Coast	383,941	14,644	25,199	1,942	425,726
West	121,868	77,462	14,192	0	213,522
Segment sales	$ 699,657	$ 103,835	$ 100,962	$ 1,942	$ 906,396
Intersegment sales	(51,922)	0	0	0	(51,922)
Total revenues	$ 647,735	$ 103,835	$ 100,962	$ 1,942	$ 854,474

1	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia,  Louisiana, Mexico, Mississippi, Oklahoma,  South Carolina, Texas and the Bahamas

West market — Arizona, California and New Mexico

PRODUCT AND SERVICE REVENUES

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs at a point in time when our aggregates, asphalt mix and ready-mixed concrete are shipped/delivered and control passes to the customer. Revenue for our products and services is recorded at the fixed invoice amount and is due by the 15th day of the following month — we do not offer discounts for early payment. Freight & delivery generally represents pass-through transportation we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers and are accounted for as a fulfillment activity.  Likewise, the cost related to freight &  delivery is included in cost of revenues.

CONSTRUCTION PAVING REVENUES

Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced and an account receivable is recorded for amounts invoiced based on actual units produced. Variable consideration in our construction paving contracts is immaterial and consists of incentives and penalties based on the quality of work performed. Our construction paving contracts may contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from nine months to one year after project completion. Due to the nature of our construction paving projects, including contract owner inspections of the work during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties.

VOLUMETRIC PRODUCTION PAYMENT REVENUES

In 2013 and 2012, we sold a percentage interest in certain future aggregates production for net cash proceeds of $226,926,000.  These transactions, structured as volumetric production payments (VPPs):

▪	relate to eight quarries in Georgia and South Carolina
▪	provide the purchaser solely with a nonoperating percentage interest in the subject quarries’ future aggregates production
▪	contain no minimum annual or cumulative guarantees by us for production or sales volume, nor minimum sales price
▪	are both volume and time limited (we expect the transactions will last approximately 25 years, limited by volume rather than time)

We are the exclusive sales agent for, and transmit quarterly to the purchaser the proceeds from the sale of, the purchaser’s share of future aggregates production.  Our consolidated total revenues exclude the revenue from the sale of the purchaser’s share of aggregates.

These proceeds we received from the sale of the percentage interest were recorded as deferred revenue on the balance sheet.  We recognize revenue on a unit-of-sales basis (as we sell the purchaser’s share of future production) relative to the volume limitations of the transactions. Given the nature of the risks and potential rewards assumed by the buyer, the transactions do not reflect financing activities.

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended
	March 31
in thousands	2018	2017
Deferred Revenue
Balance at beginning of period	$ 199,556	$ 206,468
Revenue recognized from deferred revenue	(1,355)	(1,649)
Balance at end of period	$ 198,201	$ 204,819

Based on expected sales from the specified quarries, we expect to recognize $7,470,000 of deferred revenue as income during the 12-month period ending March 31, 2019 (reflected in other current liabilities in our 2018 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	March 31	December 31	March 31
in thousands	2018	2017	2017
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 19,412	$ 20,348	$ 5,148
Equities	0	0	10,608
Total	$ 19,412	$ 20,348	$ 15,756

Level 2 Fair Value
	March 31	December 31	March 31
in thousands	2018	2017	2017
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 2,738	$ 1,203	$ 2,849
Total	$ 2,738	$ 1,203	$ 2,849

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

Net gains (losses) of the Rabbi Trust investments were $(776,000) and $239,000 for the three months ended March 31, 2018 and 2017, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at March 31, 2018 and 2017 were $(787,000) and  $(197,000), respectively.

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

The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. The interest rate agreements described below were designated as cash flow hedges. The changes in fair value of our cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged items affect earnings.

We occasionally enter into interest rate locks of future debt issuances to hedge the risk of higher interest rates. The gain/loss upon settlement is deferred (recorded in AOCI) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

Three Months Ended
	Location on	March 31
in thousands	Statement	2018	2017
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (89)	$ (528)

For the 12-month period ending March  31, 2019, we estimate that $291,000 of the pretax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	March 31	December 31	March 31
in thousands	Interest Rates	2018	2017	2017
Short-term Debt
Bank line of credit expires 2021 [1,2]	1.25%	$ 200,000	$ 0	$ 0
Total short-term debt		$ 200,000	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2021 [1,2]		$ 0	$ 250,000	$ 235,000
Term loan due 2018 [2,3]		0	350,000	0
7.00% notes due 2018		0	0	272,512
10.375% notes due 2018		0	0	250,000
Floating-rate notes due 2020	2.50%	250,000	250,000	0
Floating-rate notes due 2021	2.69%	500,000	0	0
7.50% notes due 2021		0	35,111	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Term loan due 2021 [2]		0	250,000	0
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	350,000
7.15% notes due 2037	8.05%	129,239	240,188	240,188
4.50% notes due 2047	4.59%	700,000	700,000	0
4.70% notes due 2048	5.42%	460,949	0	0
Other notes [2]	6.46%	224	230	364
Total long-term debt - face value		$ 2,846,412	$ 2,881,529	$ 2,354,064
Unamortized discounts and debt issuance costs		(70,703)	(26,664)	(24,677)
Total long-term debt - book value		$ 2,775,709	$ 2,854,865	$ 2,329,387
Less current maturities		22	41,383	139
Total long-term debt - reported value		$ 2,775,687	$ 2,813,482	$ 2,329,248
Estimated fair value of long-term debt		$ 2,843,943	$ 2,983,419	$ 2,605,379

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	Non-publicly traded debt.
3	This short-term loan was refinanced on a long-term basis in February 2018 as discussed below. Thus, it was classified as long-term debt as of December 31, 2017.

Discounts  and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1,473,000 of net interest expense for these items for the three months ended March 31, 2018.

LINE OF CREDIT

Our unsecured $750,000,000 line of credit matures December 2021 and contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of March 31, 2018, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of March 31, 2018, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of March 31, 2018, our available borrowing capacity was $506,761,000. Utilization of the borrowing capacity was as follows:

▪	$200,000,000 was borrowed
▪	$43,239,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2018, we were in compliance with all term debt covenants.

In March 2018, we early retired via exchange offer $110,949,000 of the $240,188,000 7.15% notes due 2037 for: (1) a like amount of notes due 2048 (these notes are a further issuance of, and form a single series with, the $350,000,000 of notes due 2048 issued in February 2018 as described below) and (2) $38,164,000 of cash. The cash payment primarily reflects the trading price of the retired notes relative to par and will be amortized to interest expense over the term of the notes due 2048. We recognized transaction costs of $1,314,000 with this early retirement.

In February 2018, we issued $350,000,000 of 4.70% senior notes due 2048 (these notes now total $460,949,000 including the $110,949,000 issued in March as described above) and $500,000,000 of floating-rate senior notes due 2021. Total proceeds of $846,029,000 (net of discounts, transaction costs and an interest rate derivative settlement gain), together with cash on hand, were used to retire/repay without penalty or premium: (1) the $350,000,000 term loan due 2018, (2) the $250,000,000 term loan due 2021, and (3) the $250,000,000 bank line of credit borrowings. We recognized net noncash expense of $203,000 with the acceleration of unamortized deferred transaction costs.

In January 2018, we early retired via redemption the remaining $35,111,000 of the 7.50% senior notes due 2021 at a cost of $40,719,000 including a premium of $5,608,000 which was a component of interest expense for the three months ended March 31, 2018. Additionally, we recognized net noncash expense of $263,000 with the acceleration of unamortized deferred transaction costs.

As a result of the first quarter 2018 early debt retirements described above, we recognized premiums of $5,608,000, transaction costs of $1,314,000 and noncash expense (acceleration of unamortized deferred transaction costs) of $466,000. The combined charge of $7,388,000 was a component of interest expense for the three months ended March 31, 2018.

In December 2017, we early retired via tender offer, $564,889,000 of the $600,000,000 7.50% senior notes due 2021 at a cost of $662,613,000 including a premium of $96,167,000 and transaction costs of $1,558,000.  Additionally, we recognized net noncash expense of $4,228,000 with the acceleration of unamortized deferred transaction costs.

Also in December 2017, we entered into a 6-month $350,000,000 unsecured term loan with one of the banks that provides our line of credit. Proceeds were used for general corporate purposes. This term loan was prepaid, as described above, in February 2018 with the proceeds of the 4.70% senior notes due 2048.

In July 2017, we early retired via redemption: (1) the $272,512,000 7.00%  senior notes due 2018 and (2) the $250,000,000 10.375%  senior notes due 2018 —  at a combined cost of $565,560,000 including a premium of $43,020,000 and transaction costs of $28,000. Additionally, we recognized net noncash expense of $3,029,000 with the acceleration of unamortized deferred discounts, transaction costs and interest rate derivative settlement losses. Such redemptions were partially funded with the proceeds of the senior notes issued in June 2017 as described below.

In June 2017, we issued $1,000,000,000 of debt composed of three issuances as follows: (1) $700,000,000 of 4.50% senior notes due 2047, (2) $50,000,000 of 3.90% senior notes due 2027 (these notes are a further issuance of, and form a single series with, the 3.90% notes issued in March 2017), and (3) $250,000,000 of floating-rate  senior notes due 2020. Total proceeds of $989,512,000 (net of discounts/premiums and transaction costs) were used to partially finance an acquisition and to early retire the notes due in 2018 as described above.

In June 2017, we drew the full $250,000,000 on the unsecured delayed draw term loan entered into in December 2016. These funds were used to repay the $235,000,000  line of credit borrowings and for general corporate purposes. This term loan was prepaid, as described above, in February 2018 with proceeds of the floating-rate senior notes due 2021.

In March 2017, we issued $350,000,000 of 3.90% senior notes due 2027. Proceeds of $345,450,000 (net of discounts and transaction costs)  were used for general corporate purposes. This series of notes now totals $400,000,000 including the additional $50,000,000 issued in June as described above.

As a result of the 2017 early debt retirements described above, we recognized premiums of $139,187,000,  transaction costs of $1,586,000 and net noncash expense (acceleration of unamortized deferred transaction costs) of $7,257,000. The combined charge of $148,030,000 was a component of interest expense for the year ended December 31, 2017 with none recognized in the three months ended March 31, 2017.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2018 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 38,111
Reclamation/restoration requirements	5,128
Total	$ 43,239

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $43,239,000 as of March 31, 2018.

As described in Note 9, our asset retirement obligations totaled $214,709,000 as of March 31, 2018.

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

In August 2017, the EPA informed certain members of the Cooperating Parties Group, including Vulcan that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy. This voluntary allocation process is intended to establish an impartial third-party expert recommendation that may be considered by the government and the participants as the basis of possible settlements. We have begun participating in this voluntary allocation process, which is likely to take several years.

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

In 2016, we settled with plaintiffs in one of the cases involving individual property damages. In 2017, we settled with the plaintiffs in the cases involving physical damages to pipelines. Our insurers have funded the settlements in excess of our self-insured retention amount. Each of the pipeline plaintiffs signed a release in favor of Vulcan and agreed that we would not be responsible to the pipelines for any amount beyond the settlement amount.

A bench trial (judge only) began in September 2017 and ended in October in the pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a damages phase of the trial to be held at a later date. Vulcan participated in the trial, as the liability finding could impact cross-party and third-party claims against us. In December 2017, the judge issued a ruling on the allocation of fault among the three defendants as follows: Occidental 50%, Texas Brine 35% and Vulcan 15%. It is likely that one or more parties will appeal the judge’s ruling.

Also in December 2017, we agreed to a settlement in a federal putative class action. It will take time to finalize this settlement due to required court proceedings relating to class action notice and approval. Our insurers participated in the settlement discussions and have agreed to fund the settlement. We have settled (for immaterial amounts) or are attempting to settle several other cases, all with the approval of our insurers.

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

Operation of the on-site  pilot-scale treatment system began in January 2017, and was completed in April 2017. With completion of the pilot testing and other investigative work to date, we submitted an amendment to the IRAP (AIRAP) to RWQCB in August 2017 proposing the use of a pump, treat and reinjection system. In December 2017, we submitted an addendum to the AIRAP, incorporating new data acquired since the prior submission. In February 2018, the AIRAP was approved by RWQCB. As a result of this approval, we will begin to implement the on-site source control activities described in the AIRAP. Based on the preliminary design of this system, we accrued $15,239,000 in 2017 (of which $1,326,000 was recorded to other operating expense in the first quarter of 2017).

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

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017, for the design of two extraction wells south of the Hewitt Site to protect the North Hollywood West well field. In November 2017, we submitted a Pre-Design Investigation Work Plan to the EPA, which sets forth the activities and schedule for our evaluation of the need for a two-well remedy. Estimated costs to comply with this AOC are immaterial and have been accrued. Until the remedial design work and evaluation of the two-well remedy is complete, we cannot identify an appropriate remedial action or reasonably estimate a loss pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land, including both owned properties and mineral leases. For the three month period ended March  31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended
	March 31
in thousands	2018	2017
ARO Operating Costs
Accretion	$ 2,684	$ 2,882
Depreciation	1,337	1,632
Total	$ 4,021	$ 4,514

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in thousands	2018	2017
Asset Retirement Obligations
Balance at beginning of year	$ 218,117	$ 223,872
Liabilities incurred	0	0
Liabilities settled	(6,021)	(4,865)
Accretion expense	2,684	2,882
Revisions, net	(71)	4,123
Balance at end of period	$ 214,709	$ 226,012

ARO liabilities settled during the first three months of 2018 and 2017 include $4,402,000 and $1,899,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the reclamation agreement will result in the restoration and development of 90 acres of previously mined property suitable for retail and commercial development.

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

Effective July 2007, we amended our defined benefit pension plans to no longer accept new participants. Effective December 2013, we amended our defined benefit pension plans to freeze future benefit accruals for salaried pension participants. Effective December 31, 2015, we amended our defined benefit pension plans to freeze earnings for salaried pension participants.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in thousands	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$ 1,429	$ 1,654
Interest cost	8,876	9,057
Expected return on plan assets	(14,797)	(12,096)
Amortization of prior service cost	335	335
Amortization of actuarial loss	2,457	1,824
Net periodic pension benefit cost (credit)	$ (1,700)	$ 774
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,792	$ 2,159

The contributions to pension plans for the three months ended March 31, 2018 and 2017, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans and a first quarter 2018 discretionary qualified plan contribution of $100,000,000.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in thousands	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$ 339	$ 292
Interest cost	310	315
Amortization of prior service credit	(991)	(1,059)
Amortization of actuarial gain	(324)	(397)
Net periodic postretirement benefit credit	$ (666)	$ (849)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,315)	$ (1,456)

We present the service cost component of net periodic benefit cost in cost of revenues and selling, administrative and general expense consistent with employee compensation costs. The other components of net periodic benefit cost (credit) are reported within other nonoperating income in our accompanying Condensed Consolidated Statements of Comprehensive Income.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2018	2017	2017
AOCI
Interest rate hedges	$ (8,876)	$ (11,438)	$ (12,980)
Pension and postretirement plans	(136,937)	(138,028)	(125,649)
Total	$ (145,813)	$ (149,466)	$ (138,629)

Changes in AOCI, net of tax, for the three months ended March 31, 2018 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2017	$ (11,438)	$ (138,028)	$ (149,466)
Other comprehensive income (loss)
before reclassifications	2,496	0	2,496
Amounts reclassified from AOCI	66	1,091	1,157
Net current period OCI changes	2,562	1,091	3,653
Balance as of March 31, 2018	$ (8,876)	$ (136,937)	$ (145,813)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended
	March 31
in thousands	2018	2017
Amortization of Interest Rate Hedge Losses
Interest expense	$ 89	$ 528
Benefit from income taxes	(23)	(208)
Total	$ 66	$ 320
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating income	$ 1,476	$ 703
Benefit from income taxes	(385)	(276)
Total	$ 1,091	$ 427
Total reclassifications from AOCI to earnings	$ 1,157	$ 747

Note 12: Equity

Our capital stock consists solely of common stock, par value $1.00 per share. Holders of our common stock are entitled to one vote per share. Our Certificate of Incorporation also authorizes 5,000,000 shares of preferred stock of which no shares have been issued.

There were no shares held in treasury as of March 31, 2018, December 31, 2017 and March 31, 2017.

Our common stock purchases (all of which were open market purchases) and subsequent retirements are summarized below:

	March 31	December 31	March 31
in thousands, except average price	2018	2017	2017
Shares Purchased and Retired
Number [1]	492	510	417
Total purchase price [1]	$ 57,824	$ 60,303	$ 49,221
Average price per share	$ 117.47	$ 118.18	$ 118.07

1	Settlement of 20 thousand shares at a total price of $2,250 thousand occurred after March 31, 2018.

As of March 31, 2018, 8,997,483 shares may be purchased under the current purchase authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended
	March 31
in thousands	2018	2017
Total Equity
Balance at beginning of year	$ 4,968,893	$ 4,572,476
Net earnings	52,979	44,921
Share-based compensation plans, net of shares withheld for taxes	(24,109)	(21,498)
Purchase and retirement of common stock	(57,824)	(49,221)
Share-based compensation expense	6,794	6,488
Cash dividends on common stock ($0.28/$0.25 per share)	(37,176)	(33,152)
Other comprehensive income	3,653	747
Balance at end of period	$ 4,913,210	$ 4,520,761

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

segment financial disclosure

	Three Months Ended
	March 31
in thousands	2018	2017
Total Revenues
Aggregates [1]	$ 699,657	$ 650,300
Asphalt	103,835	95,776
Concrete	100,962	88,750
Calcium	1,942	1,886
Segment sales	$ 906,396	$ 836,712
Aggregates intersegment sales	(51,922)	(49,384)
Total revenues	$ 854,474	$ 787,328
Gross Profit
Aggregates [2]	$ 148,221	$ 138,791
Asphalt [2]	246	8,482
Concrete [2]	10,320	10,225
Calcium	547	723
Total	$ 159,334	$ 158,221
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 65,953	$ 57,656
Asphalt	7,002	5,731
Concrete	3,414	3,023
Calcium	69	195
Other	5,001	4,958
Total	$ 81,439	$ 71,563
Identifiable Assets [3]
Aggregates	$ 8,545,904	$ 7,810,486
Asphalt	447,961	258,982
Concrete	267,678	235,592
Calcium	4,156	4,552
Total identifiable assets	$ 9,265,699	$ 8,309,612
General corporate assets	140,998	147,755
Cash and cash equivalents and restricted cash	46,514	286,957
Total	$ 9,453,211	$ 8,744,324

1	Includes product sales, as well as freight & delivery costs that we pass along to our customers, and service revenues related to aggregates.
2	The 2017 amounts have been revised as a result of our adoption of ASU 2017-07 as described in Note 17.
3

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2018	2017
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 15,829	$ 2,498
Income taxes	(105,699)	1,562
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 24,714	$ 32,492
Accrued liabilities for common stock purchases	2,255	0
Amounts referable to business acquisitions
Liabilities assumed	2,796	0

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2018 and 2017. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2017 to March 31, 2018 are summarized below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2017	$ 3,030,688	$ 91,633	$ 0	$ 0	$ 3,122,321
Goodwill of acquired businesses [1]	7,840	0	0	0	7,840
Total as of March 31, 2018	$ 3,038,528	$ 91,633	$ 0	$ 0	$ 3,130,161

1	See Note 16 for a summary of acquisitions.

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

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS AND PENDING ACQUISITIONS

During the three months ended March 31, 2018, we purchased the following assets related to business acquisitions for total consideration of $76,559,000:

▪	Alabama — aggregates, asphalt mix and construction paving operations
▪	Texas — aggregates operations

The 2018 completed acquisitions listed above are reported in our condensed consolidated financial statements as of their respective acquisition dates. None of these acquisitions are material to our results of operations or financial position either individually or collectively. Purchase price allocations have not been finalized due to pending appraisals for intangible assets and property, plant & equipment.

For the full year 2017, we purchased the following for total consideration of $842,013,000  ($822,432,000 cash, $9,681,000 payable, $9,900,000 of fair value of assets swapped and net of $287,292,000 of assets divested immediately upon acquisition as required by the Department of Justice):

▪	Arizona — asphalt mix operations
▪	California — aggregates and ready-mixed concrete operations
▪	Florida — aggregates operations
▪	Georgia — aggregates operations
▪	Illinois — aggregates operations
▪	New Mexico — aggregates operations
▪	South Carolina — aggregates operations
▪	Tennessee — aggregates, asphalt mix and construction paving operations
▪	Virginia — aggregates and ready-mixed concrete operations

The fair value of consideration transferred for the 2017 acquisitions considered to be material, and the preliminary amounts at December 31, 2017 (immaterial adjustments were recorded in the first quarter of 2018) of assets acquired and liabilities assumed, are summarized below:

December 31
in thousands	2017
Fair Value of Purchase Consideration
Cash	$ 1,072,978
Payable to seller	7,837
Total fair value of purchase consideration	$ 1,080,815
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 14,955
Inventories	21,679
Other current assets	608
Investments	3,590
Property, plant & equipment	433,606
Other intangible assets
Contractual rights in place	295,482
Liabilities assumed	(3,894)
Net identifiable assets acquired	$ 766,026
Goodwill	$ 27,497
Net Assets Divested Immediately Upon Acquisition	$ 287,292

As a result of the 2017 acquisitions, we recognized $309,112,000 of amortizable intangible assets ($309,012,000 contractual rights in place and $100,000 other intangibles). The contractual rights in place will be amortized against earnings ($73,879,000 – straight-line over a weighted-average 19.3 years and $235,133,000 – units of sales over an estimated 54.7 years) and deductible for income tax purposes over 15 years.

DIVESTITURES AND PENDING DIVESTITURES

In the first quarter of 2018, we sold:

▪	ready-mixed concrete operations in Georgia resulting in a pretax gain of $2,929,000 (we retained all real property which is leased to the buyer, and obtained a long-term aggregates supply agreement)

In 2017, we sold:

▪

Fourth quarter — swapped ready-mixed concrete operations in Arizona (fair value of $9,900,000 and book value of $1,879,000) for an asphalt mix operation in Arizona resulting in a pretax gain of $8,021,000

▪	Fourth quarter — as required by the Department of Justice, we immediately divested certain assets obtained in the Aggregates USA acquisition resulting in no gain

No assets met the criteria for held for sale at March 31, 2018, December 31, 2017 or March 31, 2017.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

PRESENTATION OF BENEFIT PLAN COSTS During the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on a  retrospective basis as required. This ASU changed the presentation of the net  benefit cost in the income statement and limits benefit costs eligible for inventory capitalization to the service cost component (benefit costs capitalized in inventory are immaterial to our financial statements). We continue to present the service cost component of net benefit cost in cost of revenues and Selling, Administrative and General Expense consistent with employee compensation costs. The other components of net benefit cost (credit) are now included in other nonoperating income. These other components were a net credit for all periods presented resulting in a decrease in operating earnings and an increase in other nonoperating income, as follows: three months ended March 31, 2018 of $4,135,000 and three months ended March 31, 2017 of $2,021,000.

CLASSIFICATION AND MEASUREMENT OF FINANCIAL INSTRUMENTS During the first quarter of 2018, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”  This ASU amends certain aspects of current guidance on the recognition, measurement and disclosure of financial instruments. Among other changes, this ASU requires most equity investments be measured at fair value. Additionally, the ASU eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value for instruments not recognized at fair value in our financial statements. The adoption of this standard had no material impact on our consolidated financial statements.

REVENUE RECOGNITION During the first quarter of 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers” (ASC Topic 606). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Additionally, it provides a more robust framework for addressing revenue issues and expands required revenue recognition disclosures. We adopted this standard using the cumulative effect transition approach; however, because there was no change in the identified performance obligations under Topic 606 compared with the identification of deliverables and separate units of account under previous guidance (Topic 605), the amount and timing of our revenues remain materially unchanged. Our expanded revenue disclosure is presented in Note 4.

ACCOUNTING STANDARDS PENDING ADOPTION

RELEASING STRANDED TAX EFFECTS in February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows for the reclassification from accumulated other comprehensive income (AOCI) to retained earnings of stranded tax effects resulting from the TCJA enacted on December 22, 2017. This ASU also requires entities to disclose their accounting policy for releasing income tax effects from AOCI. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. We expect to early adopt this standard in the fourth quarter of 2018 effective as of the beginning of the year. While we are still evaluating the impact of ASU 2018-02, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

LEASE ACCOUNTING  In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases (excluding mineral leases) with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flow in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required. We will adopt this standard in the first quarter of 2019. We continue to evaluate the impact of this standard on our consolidated financial statements. The majority of our leases are for real property (land and buildings), which we have determined will be treated as operating leases under this ASU. As a result, we anticipate recording a right-of-use asset and related lease liability for these leases, but we do not expect our expense recognition pattern to change. Therefore, we do not anticipate any significant change to our statements of comprehensive income or cash flows as a result of adopting this standard.

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

Demand for our products is dependent on construction activity and correlates positively with growth in population, household formation and employment. End uses include public construction (e.g., highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams and reservoirs), private nonresidential construction (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (e.g., single-family houses, duplexes, apartment buildings and condominiums). Customers for our products include heavy construction and paving contractors; commercial building contractors; concrete products manufacturers; residential building contractors; railroads and electric utilities; and to a smaller extent state, county and municipal governments.

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

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate attractive financial returns. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our Alabama, mid-Atlantic, Southwestern, Tennessee and Western markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our own operations.

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

EXECUTIVE SUMMARY

Financial highlights for first Quarter 2018

Compared to first quarter 2017:

▪	Total revenues increased $67.1 million, or 9%, to $854.5 million
▪	Gross profit increased $1.1 million, or 1%, to $159.3 million
▪	Aggregates segment sales increased $49.4 million, or 8%, to $699.7 million
▪	Aggregates segment freight-adjusted revenues increased $32.6 million, or 7%, to $529.4 million
▪	Shipments increased 6%, or 2.3 million tons, to 40.5 million tons
▪	Same-store shipments increased 1%, or 0.4 million tons, to 38.6 million tons
▪	Freight-adjusted sales price increased less than 1%, or $0.07 per ton
▪	Same-store freight-adjusted sales price increased 1%, or $0.12 per ton
▪	Segment gross profit increased $9.4 million, or 7%, to $148.2 million
▪	Asphalt, Concrete and Calcium segment gross profit decreased $8.3 million, or 43%, to $11.1 million, collectively
▪	Selling, administrative and general (SAG) expenses decreased $4.0 million or 1.3 percentage points (130 basis points) as a percentage of total revenues
▪	Operating earnings increased $10.8 million, or 15%, to $81.2 million
▪	Earnings from continuing operations were $53.4 million, or $0.40 per diluted share, compared to $43.5 million, or $0.32 per diluted share
▪	Discrete items in the first quarter of 2018 include:
▪	pretax interest charges of $7.4 million related to early debt retirements
▪	pretax gains of $2.9 million related to the sale of businesses
▪	pretax charges of $0.5 million associated with business development
▪	pretax gains of $1.7 million for business interruption claims
▪	pretax charges of $4.2 million for restructuring
▪	Discrete items in the first quarter of 2017 include:
▪	pretax charges of $1.4 million for divested operations
▪	pretax charges of $1.9 million for restructuring
▪	Net earnings were $53.0 million, an increase of $8.1 million, or 18%
▪	Adjusted EBITDA was $167.8 million, an increase of $18.5 million, or 12%
▪

Increased capital returned to shareholders via dividends ($37.2 million @ $0.28 per share versus $33.2 million @ $0.25 per share) and share repurchases ($55.6 million @  an average of $117.47 per share versus $49.2 million @ an average of $118.07 per share)

Net earnings were $53.0 million, an $8.1 million, or 18%, increase from the prior year’s first quarter. Earnings from continuing operations increased 23% to $53.4 million on a 9% increase in total revenues. Gross profit was $159.3 million, led by a 7% increase in Aggregates gross profit. On a same-store basis, aggregates shipments grew 1% and gross profit increased 5%. Asphalt, Concrete and Calcium segment gross profit (collectively) was $11.1 million, an $8.3 million decline, as delayed work and higher input costs negatively impacted Asphalt segment margins. SAG expenses declined $4.0 million to $78.3 million. Adjusted EBITDA was $167.8 million, an increase of $18.5 million, or 12%.

In the core Aggregates segment, unit margins improved despite higher energy costs and shipment delays due to unusually cold and wet weather in certain markets. On a same-store basis, the aggregates business delivered gross profit per ton of $3.79, a 4% increase over the prior year. This $0.16 per ton increase over the prior year period was achieved despite an increase in diesel and other energy costs. Same-store shipments grew 1% for the quarter, with a 7% increase in daily shipment rates in March as weather conditions improved. Adjusted for geography and product mix, same-store freight-adjusted average selling price rose 3% over the prior year. Same-store total cost of revenues per ton declined year-over-year despite the aforementioned weather and energy cost headwinds as well as the planned shutdown of certain large production facilities for maintenance ahead of the construction season.

Our first quarter results represent a solid start to the year and were consistent with our internal plans and full-year expectations despite difficult weather and higher than anticipated energy costs. Key leading indicators, as well as our shipment patterns through the first quarter and through April, support our full-year volume expectations. Aggregates pricing momentum continues to improve, supported by demand visibility, higher diesel prices, and tight logistics capacity. As seen in our first quarter results, we have begun to turn the corner with respect to cost challenges faced in 2017.  We like the trends we have seen so far and the leading indicators we monitor support our full-year outlook for strong earnings growth. As such, we reiterate our full-year expectations for 2018 earnings from continuing operations of between $4.00 and $4.65 per diluted share and Adjusted EBITDA of between $1.150 and $1.250 billion. All other aspects of our outlook  remain as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

With respect to the balance of 2018, leading indicators such as employment growth and construction starts indicate a continued recovery in aggregates demand across our footprint. Private demand, both residential and nonresidential, continues to recover across Vulcan-served markets and highway demand is again growing after a disappointing 2017. Transportation agencies appear to be catching up to new, higher funding levels in key Vulcan-served states. Construction starts data for our markets — as well as our backlogs, booking rates for future work, and shipment patterns — all suggest improved demand visibility. Certain markets do face near-term logistics challenges, including disappointing rail-service quality, although we expect these pressures to ease over the balance of the year.

We actively manage our business portfolio with a view toward driving long-term cash flow growth. In the first quarter, we closed on three acquisitions which included aggregates, asphalt mix and construction paving operations that complement our existing positions in Alabama and Texas. Additionally, we sold our Georgia ready-mixed concrete business in March.

Total cash capital expenditures were $128.7 million in the first quarter. This included $64.3 million of core operating and maintenance capital investments to improve or replace existing property, plant and equipment, in line with expectations. In addition, we invested $64.4 million in internal growth projects to secure new aggregates reserves, develop new production sites, enhance our distribution capabilities, and support the targeted growth of our asphalt and concrete operations.

We continue to expect  operating and maintenance capital spending for 2018 of approximately $250 million to support an increased level of shipments and further improve production costs and operating efficiencies. We also plan for $350 million in internal growth capital expenditures during 2018, including the development of strategic aggregates sites in California and Texas.

We continue to project an effective tax rate for the full year of 20%. Additionally, we currently project 2018 cash (current) taxes of approximately $75 million before the effects of debt refinancing actions, use of various credits, and refunds from prior period overpayments. The current year’s projected cash taxes are approximately $100 million lower than if under the prior tax law.

We repositioned our debt portfolio consistent with the long-lived nature of our asset base, the cyclicality of materials demand and the long-term price appreciation expected for aggregates. Concluding the December 2017 refinancing plans, in the first quarter we issued $850.0 million of senior notes with maturities of 3 years and 30 years and retired $885.0 million of debt with maturities under 4 years. Additionally, $110.9 million of senior notes due 2037 were exchanged for a like amount of senior notes due 2048 and cash. Since year-end 2016, the weighted-average life of the debt portfolio has more than doubled to approximately 16 years, while the weighted-average interest rate has declined from 6.5% to 4.0%. As a result of our first quarter refinancing activities, we recognized a $7.4 million loss on debt retirement (reflected as a component of interest expense).

During the quarter, we returned $92.7 million to shareholders through dividends paid ($37.2 million) and share repurchases ($55.5 million).

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Gross profit  margin excluding freight & delivery (revenues and costs) is not a Generally Accepted Accounting Principle (GAAP) measure. We present this metric as it is consistent with the basis by which we review our operating results. Likewise, we believe that this presentation is consistent with our competitors and consistent with the basis by which investors analyze our operating results considering that freight & delivery services represent pass-through activities (we do not generate a profit associated with the transportation component of the selling price of the product). Reconciliation of this metric to its nearest GAAP measure is presented below:

gross profit margin in accordance with gaap

	Three Months Ended
	March 31
dollars in millions	2018	2017
Gross profit	$ 159.3	$ 158.2
Total revenues	$ 854.5	$ 787.3
Gross profit margin	18.6%	20.1%

gross profit margin excluding freight & delivery

	Three Months Ended
	March 31
dollars in millions	2018	2017
Gross profit	$ 159.3	$ 158.2
Total revenues	$ 854.5	$ 787.3
Freight & delivery revenues [1]	129.7	118.1
Total revenues excluding freight & delivery	$ 724.8	$ 669.2
Gross profit margin excluding
freight & delivery	22.0%	23.6%

1	Includes freight & delivery to remote distribution sites.

AGGREGATES SEGMENT FREIGHT-ADJUSTED REVENUES

Aggregates segment freight-adjusted revenues is not a GAAP measure. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is consistent with our competitors and meaningful to our investors as it excludes revenues associated with freight  & delivery, which are pass-through activities. It also excludes immaterial other revenues related to services, such as landfill tipping fees, that are derived from our aggregates business. Additionally, we use this metric as the basis for calculating the average sales price of our aggregates products. Reconciliation of this metric to its nearest GAAP measure is presented below:

	Three Months Ended
	March 31
dollars in millions	2018	2017
Aggregates segment
Segment sales	$ 699.7	$ 650.3
Less
Freight & delivery revenues [1]	159.0	147.9
Other revenues	11.3	5.6
Freight-adjusted revenues	$ 529.4	$ 496.8
Unit shipments - tons	40.5	38.2
Freight-adjusted sales price	$ 13.06	$ 12.99

1	At the segment level, freight & delivery revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

Aggregates segment gross profit  margin as a percentage of segment sales excluding freight  & delivery (revenues and costs) is not a GAAP measure. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is consistent with our competitors and meaningful to our investors as it excludes revenues associated with freight  & delivery, which are pass-through activities (we do not generate a profit associated with the transportation component of the selling price of the product). Incremental gross profit as a percentage of segment sales excluding freight  & delivery represents the year-over-year change in gross profit divided by the year-over-year change in segment sales excluding freight & delivery. Reconciliations of these metrics to their nearest GAAP measures are presented below:

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended
	March 31
dollars in millions	2018	2017
Aggregates segment
Gross profit	$ 148.2	$ 138.8
Segment sales	$ 699.7	$ 650.3
Gross profit margin	21.2%	21.3%
Incremental gross profit margin	19.1%

Aggregates segment gross profit as a percentage of
segment sales excluding freight  & delivery

	Three Months Ended
	March 31
dollars in millions	2018	2017
Aggregates segment
Gross profit	$ 148.2	$ 138.8
Segment sales	$ 699.7	$ 650.3
Freight & delivery revenues [1]	159.0	147.9
Segment sales excluding freight & delivery	$ 540.7	$ 502.4
Gross profit as a percentage of segment sales
excluding freight & delivery	27.4%	27.6%
Incremental gross profit as a percentage of
segment sales excluding freight & delivery	24.6%

1	At the segment level, freight & delivery revenues include intersegment freight & delivery revenues, which are eliminated at the consolidated level.

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

cash gross profit

	Three Months Ended
	March 31
in millions, except per ton data	2018	2017
Aggregates segment
Gross profit	$ 148.2	$ 138.8
DDA&A	66.0	57.6
Aggregates segment cash gross profit	$ 214.2	$ 196.4
Unit shipments - tons	40.5	38.2
Aggregates segment cash gross profit per ton	$ 5.28	$ 5.14
Asphalt segment
Gross profit	$ 0.2	$ 8.5
DDA&A	7.0	5.7
Asphalt segment cash gross profit	$ 7.2	$ 14.2
Concrete segment
Gross profit	$ 10.3	$ 10.2
DDA&A	3.4	3.0
Concrete segment cash gross profit	$ 13.7	$ 13.2
Calcium segment
Gross profit	$ 0.5	$ 0.7
DDA&A	0.1	0.2
Calcium segment cash gross profit	$ 0.6	$ 0.9

SAME-STORE

We have provided certain information on a same-store basis. When discussing our financial results in comparison to prior periods, we may exclude the operating results of acquired/divested businesses that do not have comparable results in the periods being discussed. These recently acquired/divested businesses are disclosed in Note 16 “Acquisitions and Divestitures.” This approach allows us to evaluate the performance of our operations on a comparable basis. We believe that measuring performance on a same-store basis is useful to investors because it enables evaluation of how our operations are performing period over period without the effects of acquisition and divestiture activity. Our same-store information may not be comparable to similar measures used by other entities.

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

EBITDA and adjusted ebitda

	Three Months Ended
	March 31
in millions	2018	2017
Net earnings	$ 53.0	$ 44.9
Income tax benefit	(4.9)	(3.2)
Interest expense, net of interest income	37.8	34.1
(Earnings) loss on discontinued operations, net of tax	0.4	(1.4)
EBIT	86.3	74.4
Depreciation, depletion, accretion and amortization	81.4	71.6
EBITDA	$ 167.7	$ 146.0
Gain on sale of businesses	$ (2.9)	$ 0.0
Business interruption claims recovery	(1.7)	0.0
Charges associated with divested operations	0.0	1.4
Business development, net of termination fee [1]	0.5	0.0
Restructuring charges	4.2	1.9
Adjusted EBITDA	$ 167.8	$ 149.3
Depreciation, depletion, accretion and amortization	(81.4)	(71.6)
Adjusted EBIT	$ 86.4	$ 77.7

1	Includes only non-routine business development charges.

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

2018 Projected
in millions	Mid-point
Net earnings	$ 585
Income tax expense	140
Interest expense, net	135
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	340
Projected EBITDA	$ 1,200

RESULTS OF OPERATIONS

Total revenues include sales of products to customers, net of any discounts and taxes, and freight & delivery revenues billed to customers. Related freight & delivery costs are included in cost of revenues. This presentation is consistent with the basis on which we review our consolidated results of operations. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table highlights significant components of our consolidated operating results including  EBITDA and Adjusted EBITDA.

consolidated operating Result highlights

Three Months Ended
March 31
in millions, except per share data	2018	2017
Total revenues	$ 854.5	$ 787.3
Cost of revenues	695.2	629.1
Gross profit	$ 159.3	$ 158.2
Selling, administrative and general expenses	$ 78.3	$ 82.4
Operating earnings	$ 81.2	$ 70.4
Interest expense, net	$ 37.8	$ 34.1
Earnings from continuing operations
before income taxes	$ 48.5	$ 40.3
Earnings from continuing operations	$ 53.4	$ 43.5
Earnings (loss) on discontinued operations,
net of income taxes	(0.4)	1.4
Net earnings	$ 53.0	$ 44.9
Basic earnings per share
Continuing operations	$ 0.40	$ 0.33
Discontinued operations	0.00	0.01
Basic net earnings per share	$ 0.40	$ 0.34
Diluted earnings (loss) per share
Continuing operations	$ 0.40	$ 0.32
Discontinued operations	(0.01)	0.01
Diluted net earnings per share	$ 0.39	$ 0.33
EBITDA	$ 167.7	$ 146.0
Adjusted EBITDA	$ 167.8	$ 149.3

first quarter 2018 Compared to first Quarter 2017

First quarter 2018 total revenues were $854.5 million, up 9% from the first quarter of 2017. Shipments increased in aggregates (+6%),  asphalt mix (+1%) and ready-mixed concrete (+3%). Gross profit increased in the Aggregates (+$9.4 million or +7%) and Concrete  (+$0.1 million or +1%) segments, while it was down in the Asphalt segment (-$8.2 million).  The reduced earnings in the Asphalt segment resulted  from inclement weather, the timing of an acquisition closed during the first quarter last year and lower material margins. Diesel fuel costs were up $6.0 million  primarily as a result of a 26% increase in the unit cost of diesel fuel, with most ($5.0 million) of this increased cost reflected in the Aggregates segment.

Net earnings for the first quarter of 2018 were $53.0 million, or $0.39 per diluted share, compared to $44.9 million, or $0.33 per diluted share, in the first quarter of 2017. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first quarter of 2018 include:

▪	pretax interest charges of $7.4 million related to early debt retirements
▪	pretax gains of $2.9 million related to the sale of businesses
▪	pretax charges of $0.5 million associated with business development
▪	pretax gains of $1.7 million for business interruption claims
▪	pretax charges of $4.2 million for restructuring

Net earnings for the first quarter of 2017 include:

▪	pretax charges of $1.4 million associated with divested operations
▪	pretax charges of $1.9 million for restructuring

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2018 versus the first quarter of 2017 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2017	$ 40.3
Higher aggregates gross profit	9.4
Lower asphalt gross profit	(8.2)
Higher concrete gross profit	0.1
Lower calcium gross profit	(0.2)
Lower selling, administrative and general expenses	4.0
Higher gain on sale of property, plant & equipment and businesses	3.8
Higher interest expense, net	(3.7)
All other	3.0
First quarter 2018	$ 48.5

First quarter Aggregates segment gross profit increased 7% to $148.2 million, or $3.66 per ton. Solid operating disciplines and the absence of one-time costs (e.g. California flooding) experienced in the prior year’s first quarter helped offset a 26% increase in the unit cost for diesel fuel, the planned shutdown of three large facilities for repairs ahead of the construction season, and above normal distribution costs due to lingering storm-related ship and barge movement inefficiencies. We have already taken possession of one of our two new, more efficient, Panamax-class ships and expect to take possession of the second ship during the second quarter.

First quarter aggregates shipments increased 6% (1% on a  same-store basis) versus the prior year’s quarter. After being down 3% through February, same-store daily shipment rates for aggregates were up 7% for March, reflecting demand fundamentals consistent with our full-year expectations. Shipments in Arizona, California, Florida and coastal Texas experienced double-digit gains due to solid demand growth and the start of some large projects. Shipment growth in other Texas markets, particularly north Texas, were held back due to wet weather. Wetter and colder weather led to reduced shipments in a number of other southeastern markets and Virginia. On a same-store basis, shipments in Georgia and South Carolina were down double-digits and Virginia decreased high-single digits. Daily shipping rates in these markets strengthened in April and our overall shipment momentum remained consistent with full-year plans.

Demand visibility, customer confidence, diesel prices and logistics constraints support continued upward pricing movements in many markets. For the quarter, freight-adjusted average sales price for aggregates increased 1% versus the prior year, despite a negative geographic and product mix impact. Excluding mix impact, aggregates price increased 3%. Pricing remained particularly strong in California, Georgia and other southeastern markets that are supported by clear demand visibility for both private and public construction. Texas, particularly coastal Texas, experienced relative pricing weakness in the quarter due to higher inbound freight costs and the mix of work — although we expect this trend to reverse over the remainder of the year. April price increases to key customers were executed well, and we expect additional price increases in several markets later in the year.

Asphalt segment gross profit was $0.2 million in the first quarter of 2018 versus $8.5 million in the prior year period due to weather impacts on volumes, lower material margins and the timing of our acquisition of a construction paving business that closed January 31, 2017. This year’s first quarter included January results when construction paving is at its seasonal low and operates at a loss.  As a result, this year’s first quarter for this business compared unfavorably versus the prior year’s first quarter. Asphalt mix shipments increased 1% versus the prior year (flat on a same-store basis), with cold and wet weather in key markets limiting paving activity. Deferred volumes should be recovered later in the year. Although average asphalt selling prices increased 4%, an 11% increase in unit costs for liquid asphalt compressed material margins.

Concrete segment gross profit was $10.3 million in the quarter compared to $10.2 million in the prior year period. Total ready-mixed concrete shipments increased 3% (+1% same-store) versus the prior year.  Average price increases of 9% allowed for a 5% gain in material margins. We divested our Georgia ready-mixed concrete business in March 2018. Despite this divestiture, our full-year expectations for Concrete segment gross profit remain unchanged.

Our Calcium segment reported gross profit of $0.5 million versus $0.7 million in the first quarter of 2017.

On a trailing-twelve-month basis, total gross profit in our non-aggregates segments was $130.7 million, a 2%  increase from the prior year’s comparable period.

SAG expenses were $78.3 million versus $82.4 million in the prior year’s first quarter. On a trailing-twelve-month basis, SAG expense as a percentage of total revenues declined from 8.9% to 8.1%. We completed an organizational restructuring in January which included the elimination of approximately 50 positions. The resulting $4.2 million managerial restructuring charge is reflected in other operating expense as discussed below.

Other operating expense, which has an approximate run-rate of $10.0 to $15.0 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items included in the total were:

▪	$4.0 million in 2018 — includes discrete items as follows:
▪	$1.7 million gain referable to the settlement of business interruption claims related to the 2010 Gulf Coast oil spill
▪	$0.5 million of non-routine business development charges
▪	$4.2 million of managerial restructuring charges

▪	$5.8 million in 2017 — includes discrete items as follows:
▪

$1.4 million of charges associated with divested operations including $1.3 million of environmental liability accruals related to the Hewitt Landfill matter (see Note 8 to the condensed consolidated financial statements)

▪	$1.9 million of managerial restructuring charges

Net interest expense was $37.8 million in the first quarter of 2018 compared to $34.1 million in 2017.  The higher interest expense resulted primarily from the $7.4 million of charges related to the first quarter 2018 debt refinancing. For additional details, see Note 7 to the condensed consolidated financial statements.

Income tax benefit from continuing operations was  $4.9 million in the first quarter of 2018 compared to an income tax benefit of $3.2 million in the first quarter of 2017.  The increase in income tax benefit was largely due to the reduction in the U.S. statutory income tax rate from 35% in 2017 to 21% in 2018.

Earnings from continuing operations were $0.40 per diluted share in the first quarter of 2018 compared to $0.32 per diluted share in the first quarter of 2017.

Discontinued Operations — First quarter pretax loss from discontinued operations was  $0.6 million in 2018 compared with pretax earnings of $2.1 million in 2017.  Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2017 results also include insurance recoveries from previously incurred general liability costs. For additional details, see Note 2 to the condensed consolidated financial statements.

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

Cash

Included in our March 31, 2018 cash and cash equivalents and restricted cash balance of $46.5 million is $23.9 million of cash held at our foreign subsidiaries. All of this $23.9 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Three Months Ended
	March 31
in millions	2018	2017
Net earnings	$ 53.0	$ 44.9
Depreciation, depletion, accretion and amortization (DDA&A)	81.4	71.6
Contributions to pension plans	(102.4)	(2.4)
Cost of debt purchase	6.9	0.0
Other operating cash flows, net [1]	54.1	(19.9)
Net cash provided by operating activities	$ 93.0	$ 94.2

1	Primarily reflects changes to working capital balances.

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization. Net cash provided by operating activities was $93.0 million during the three months ended March 31, 2018, a $1.2 million decrease compared to the same period of 2017.  During the first quarter of 2018, we made a $100.0 million discretionary contribution to our qualified pension plans that was deductible (for tax purposes) in 2017. Additionally, we early retired debt incurring premium and transaction costs of  $6.9 million which is reflected as a financing cash outflow.

cash from investing activities

Net cash used for investing activities was $192.0 million during the first three months of 2018, a $124.8 million decrease compared to the same period of 2017. We invested $128.7 million in our existing operations in the first three months of 2018,  consistent with the $133.0 million in the prior year period. Of this $128.7 million, $64.4 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities. We divested our ready-mixed concrete operations in Georgia resulting in proceeds of $11.3 million and a ten-year aggregates supply agreement. Additionally, during the first three months of 2018, we acquired  businesses for $74.9 million of cash consideration as described in Note 16 to the condensed consolidated financial statements. During the first three months of 2017, we acquired the following for $185.1 million of cash consideration:  California — ready-mixed concrete facilities, an aggregates marine distribution yard and building materials yards; and Tennessee — an aggregates facility, asphalt mix operations and a construction paving business.

cash from financing activities

Net cash used for financing activities in the first three months of 2018 was $1.1 million, compared to net cash from financing activities of  $241.6 million in the same period of 2017.  The prior year period included $345.4 of net proceeds from long-term debt issued to partially finance an acquisition that closed in a later quarter. The current year  includes several refinancing actions as described  in the debt section below and a $200.0 million draw on our line of credit.  Additionally, we increased by $10.3 million the return of capital to our shareholders via higher dividends of $4.0 million ($0.28 per share compared to $0.25 per share) and higher share repurchases of $6.3 million (492,234 shares @ $117.47 average price per share compared to 416,891 shares @ $118.07 average price per share).

debt

Certain debt measures are presented below:

	March 31	December 31	March 31
dollars in millions	2018	2017	2017
Debt
Current maturities of long-term debt	$ 0.0	$ 41.4	$ 0.1
Short-term debt	200.0	0.0	0.0
Long-term debt [1]	2,775.7	2,813.5	2,329.2
Total debt	$ 2,975.7	$ 2,854.9	$ 2,329.3
Capital
Total debt	$ 2,975.7	$ 2,854.9	$ 2,329.3
Equity	4,913.2	4,968.9	4,520.8
Total capital	$ 7,888.9	$ 7,823.8	$ 6,850.1
Total Debt as a Percentage of Total Capital	37.7%	36.5%	34.0%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.25%	1.25%
Term debt	4.30%	4.26%	6.95%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	68.8%	61.8%	90.0%
Floating-rate debt	31.2%	38.2%	10.0%

1

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: March 31, 2018 — none, December 31, 2017 — $250.0 million and March 31, 2017 — $235.0 million.

2	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

Covenants, borrowing cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2018, we were in compliance with the line of credit covenants and the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of March 31, 2018, our available borrowing capacity under the line of credit was $506.8 million. Utilization of the borrowing capacity was as follows:

▪	$200.0 million was borrowed
▪	$43.2 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2018, we were in compliance with all term debt covenants.

In March 2018, we early retired via exchange offer  $110.9 million of the $240.2 million 7.15% senior notes due 2037 for: (1) a like amount of notes due 2048 (these notes are a further issuance of, and form a single series with, the $350.0 million of notes due 2048 issued in February 2018 as described below) and (2) $38.2 million of cash. The cash payment primarily reflects the trading price of the retired notes relative to par and will be amortized to interest expense over the term of the notes due 2048. We recognized transaction costs of $1.3 million with this early retirement.

In February 2018, we issued $350.0 million of 4.70% senior notes due 2048 (these notes now total $460.9 million including the $110.9 million issued in March as described below) and $500.0 million of floating-rate senior notes due 2021. Total proceeds of $846.0 million (net of discounts, transaction costs and an interest rate derivative settlement gain), together with cash on hand, were used to retire/repay without penalty or premium: (1) the $350.0 million term loan due 2018, (2) the $250.0 million term loan due 2021, and (3) the $250.0 million bank line of credit borrowings. We recognized net noncash expense of $0.2 million with the acceleration of unamortized deferred transaction costs.

In January 2018, we early retired via redemption the remaining $35.1 million of the 7.50% senior notes due 2021 at a cost of $40.7 million including a premium of $5.6 million which was a component of interest expense for the three months ended March 31, 2018. Additionally, we recognized net noncash expense of $0.3 million with the acceleration of unamortized deferred transaction costs.

As a result of the first quarter 2018 early debt retirements described above, since year-end 2016, the weighted-average life of the debt portfolio has more than doubled to approximately 16 years, while the weighted-average interest rate has declined from 6.5% to 4.0%. Additionally, we recognized premiums of $5.6 million, transaction costs of $1.3 million and noncash expense (acceleration of unamortized deferred transaction costs) of $0.5 million. The combined charge of $7.4 million was a component of interest expense for the three months ended March 31, 2018.

In December 2017, we early retired via tender offer, $564.9 million of the $600.0 million 7.50% senior notes due 2021 at a cost of $662.6 million including a premium of $96.2 million and transaction costs of $1.6 million. Additionally, we recognized net noncash expense of $4.2 million with the acceleration of unamortized deferred transaction costs.

Also in December 2017, we entered into a 6-month $350.0 million unsecured term loan with one of the banks that provides our line of credit. Proceeds were used for general corporate purposes. This term loan was prepaid, as described above, in February 2018 with the proceeds of the 4.70% senior notes due 2048.

In July 2017, we early retired via redemption: (1) the $272.5 million 7.00% senior notes due 2018 and (2) the $250.0 million 10.375% senior notes due 2018 —  at a combined cost of $565.6 million including a premium of $43.0 million and insignificant transaction costs. Additionally, we recognized net noncash expense of $3.0 million with the acceleration of unamortized deferred discounts, transaction costs and interest rate derivative settlement losses. Such redemptions were partially funded with the proceeds of the senior notes issued in June 2017 as described below.

In June 2017, we issued $1,000.0 million of debt composed of three issuances as follows: (1) $700.0 million of 4.50%  senior notes due 2047, (2) $50.0 million of 3.90%  senior notes due 2027 (these notes are a further issuance of, and form a single series with, the 3.90% notes issued in March 2017), and (3) $250.0 million of floating-rate  senior notes due 2020. Total proceeds of $989.5 million (net of discounts/premiums and transaction costs)  were used to partially finance an acquisition and to early retire the notes due in 2018 as described above.

In June 2017, we drew the full $250.0 million on the unsecured delayed draw term loan entered into in December 2016. These funds were used to repay the $235.0 million  line of credit borrowings and for general corporate purposes. This term loan was prepaid, as described above, in February 2018 with proceeds of the floating-rate senior notes due 2021.

In March 2017, we issued $350.0 million of 3.90% senior notes due 2027. Proceeds of $345.5 million (net of discounts and transaction costs)  were used for general corporate purposes. This series of notes now totals $400.0 million including the additional $50.0 million issued in June as described above.

As a result of the 2017 early debt retirements described above, we recognized premiums of $139.2 million,  transaction costs of $1.6 million and net noncash expense (acceleration of unamortized deferred transaction costs) of $7.2 million. The combined charge of $148.0 million was a component of interest expense for the year ended December 31, 2017 with none recognized in the three months ended March 31, 2017.

CURRENT MATURITIES of long-term debt

As a result of the debt refinancing activities completed in the first quarter, there are no current maturities of long-term debt as of March 31, 2018.

debt ratings

Our debt ratings and outlooks as of March 31, 2018 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt [1]
Fitch	BBB-/stable	2/20/2018	rating/outlook affirmed
Moody's	Baa3/stable	2/20/2018	rating/outlook affirmed
Standard & Poor's	BBB/stable	2/20/2018	rating/outlook affirmed

1	Not all of our long-term debt is rated.

Equity

Our common stock issuances and purchases are as follows:

March 31		December 31	March 31
in thousands	2018	2017	2017
Common stock shares at January 1,
issued and outstanding	132,324	132,339	132,339
Common Stock Issuances
Share-based compensation plans	458	495	300
Common Stock Purchases
Purchased and retired	(492)	(510)	(417)
Common stock shares at end of period,
issued and outstanding	132,290	132,324	132,222

On February 10, 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2018, there were 8,997,483 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are detailed below:

March 31		December 31	March 31
in thousands, except average price	2018	2017	2017
Shares Purchased and Retired
Number [1]	492	510	417
Total purchase price [1]	$ 57,824	$ 60,303	$ 49,221
Average price per share	$ 117.47	$ 118.18	$ 118.07

1	Settlement of 20 thousand shares at a total price of $2,250 thousand occurred after March 31, 2018.

There were no shares held in treasury as of March 31, 2018, December 31, 2017 and March 31, 2017.

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

As a result of our first quarter 2018 debt issuances and early retirements as described in Note 7 to the condensed consolidated financial statements, our obligations to make future payments under contracts increased (decreased) as follows:

	Payments Due by Year
in millions	2018	2019-2020	2021-2022	Thereafter	Total
Cash Contractual Obligations
Bank line of credit
Principal payments	$ 0.0	$ 0.0	$ (50.0)	$ 0.0	$ (50.0)
Interest payments and fees	(2.3)	(16.6)	(8.4)	0.0	(27.3)
Term debt
Principal payments	(391.4)	(31.3)	287.5	350.0	214.8
Interest payments	6.3	45.9	24.5	433.4	510.1
Total	$ (387.4)	$ (2.0)	$ 253.6	$ 783.4	$ 647.6

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2018.

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

▪	the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪	changes in the level of spending for private residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions, including those relating to climate change, wetlands, greenhouse gas emissions, the definition of minerals, tax policy or international trade
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
▪	the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to manage and successfully integrate acquisitions
▪	the effect of changes in tax laws, guidance and interpretations, including those related to the Tax Cuts and Jobs Act that was enacted in December 2017
▪	the potential of goodwill or long-lived asset impairment
▪	changing technologies could disrupt the way we do business and how our products are distributed
▪	other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the SEC

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

While floating-rate debt exposes us to rising interest rates, a rising interest rate environment is not necessarily harmful to our financial results. Over time, our EBITDA and operating income are positively correlated to floating interest rates (as measured by 3-month LIBOR). As such, our business serves as a natural hedge to rising interest rates, and floating-rate debt serves as a natural hedge to weaker operating results due to general economic weakness.

At March 31, 2018, the estimated fair value of our long-term debt including current maturities was $2,844.0 million compared to a book value of $2,775.7 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $275.9 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

No material changes were made during the first quarter of 2018 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended March 31, 2018 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2018
Jan 1 - Jan 31	0	$ 0.00	0	9,489,717
Feb 1 - Feb 28	160,000	$ 119.10	160,000	9,329,717
Mar 1 - Mar 30	332,234	$ 116.69	332,234	8,997,483
Total	492,234	$ 117.47	492,234

1

On February 10, 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2018, there were 8,997,483 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the first quarter of 2018.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 4.1

Eighth Supplemental Indenture, dated as of February 23, 2018, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2018 [1]

Exhibit 4.2	Indenture, dated as of February 23, 2018, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2018 [1]
Exhibit 4.3

Registration Rights Agreement, dated as of February 23, 2018, between Vulcan Materials Company and Goldman Sachs & Co. LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2018 [1]

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

[1]	Incorporated by reference

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date May 4, 2018	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date May 4, 2018	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)