Form 10-Q
period 2018-06-30
Vulcan Materials CO
filed 2018-08-01
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value		Shares outstanding at July 27, 2018 132,268,189

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited, except for December 31	June 30	December 31	June 30
in thousands	2018	2017	2017
Assets
Cash and cash equivalents	$ 55,059	$ 141,646	$ 1,129,799
Restricted cash	6,056	5,000	0
Accounts and notes receivable
Accounts and notes receivable, gross	640,742	590,986	573,029
Less: Allowance for doubtful accounts	(2,628)	(2,649)	(2,943)
Accounts and notes receivable, net	638,114	588,337	570,086
Inventories
Finished products	343,948	327,711	318,465
Raw materials	29,684	27,152	27,106
Products in process	1,882	1,827	1,210
Operating supplies and other	28,250	27,648	28,148
Inventories	403,764	384,338	374,929
Other current assets	80,209	60,780	109,998
Total current assets	1,183,202	1,180,101	2,184,812
Investments and long-term receivables	41,989	35,115	38,888
Property, plant & equipment
Property, plant & equipment, cost	8,241,164	7,969,312	7,531,536
Allowances for depreciation, depletion & amortization	(4,134,750)	(4,050,381)	(3,992,728)
Property, plant & equipment, net	4,106,414	3,918,931	3,538,808
Goodwill	3,163,954	3,122,321	3,101,439
Other intangible assets, net	1,156,898	1,063,630	834,971
Other noncurrent assets	192,327	184,793	171,025
Total assets	$ 9,844,784	$ 9,504,891	$ 9,869,943
Liabilities
Current maturities of long-term debt	23	41,383	525,776
Short-term debt	360,000	0	0
Trade payables and accruals	231,913	197,335	202,753
Other current liabilities	219,860	204,154	197,264
Total current liabilities	811,796	442,872	925,793
Long-term debt	2,776,906	2,813,482	2,809,293
Deferred income taxes, net	545,756	464,081	706,726
Deferred revenue	188,826	191,476	195,020
Other noncurrent liabilities	500,870	624,087	631,007
Total liabilities	$ 4,824,154	$ 4,535,998	$ 5,267,839
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,268, 132,324 and 132,181 shares, respectively	132,268	132,324	132,181
Capital in excess of par value	2,788,486	2,805,587	2,797,269
Retained earnings	2,244,545	2,180,448	1,810,528
Accumulated other comprehensive loss	(144,669)	(149,466)	(137,874)
Total equity	$ 5,020,630	$ 4,968,893	$ 4,602,104
Total liabilities and equity	$ 9,844,784	$ 9,504,891	$ 9,869,943
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited		June 30		June 30
in thousands, except per share data	2018	2017	2018	2017
Total revenues	$ 1,200,151	$ 1,030,763	$ 2,054,625	$ 1,818,091
Cost of revenues	876,967	740,746	1,572,106	1,369,853
Gross profit	323,184	290,017	482,519	448,238
Selling, administrative and general expenses	89,043	83,056	167,383	165,439
Gain on sale of property, plant & equipment
and businesses	2,106	2,773	6,270	3,142
Other operating expense, net	(5,994)	(17,768)	(9,969)	(23,595)
Operating earnings	230,253	191,966	311,437	262,346
Other nonoperating income, net	3,339	3,890	8,421	7,934
Interest expense, net	33,244	38,455	71,018	72,531
Earnings from continuing operations
before income taxes	200,348	157,401	248,840	197,749
Income tax expense	40,046	45,652	35,143	42,477
Earnings from continuing operations	160,302	111,749	213,697	155,272
Earnings (loss) on discontinued operations, net of tax	(650)	8,390	(1,066)	9,788
Net earnings	$ 159,652	$ 120,139	$ 212,631	$ 165,060
Other comprehensive income, net of tax
Deferred gain on interest rate derivative	0	0	2,496	0
Amortization of prior interest rate derivative loss	52	328	118	647
Amortization of actuarial loss and prior service
cost for benefit plans	1,092	427	2,183	855
Other comprehensive income	1,144	755	4,797	1,502
Comprehensive income	$ 160,796	$ 120,894	$ 217,428	$ 166,562
Basic earnings (loss) per share
Continuing operations	$ 1.21	$ 0.84	$ 1.61	$ 1.17
Discontinued operations	0.00	0.07	(0.01)	0.08
Net earnings	$ 1.21	$ 0.91	$ 1.60	$ 1.25
Diluted earnings (loss) per share
Continuing operations	$ 1.20	$ 0.83	$ 1.59	$ 1.15
Discontinued operations	(0.01)	0.06	(0.01)	0.07
Net earnings	$ 1.19	$ 0.89	$ 1.58	$ 1.22
Weighted-average common shares outstanding
Basic	132,437	132,413	132,563	132,524
Assuming dilution	134,051	134,735	134,280	134,925
Cash dividends per share of common stock	$ 0.28	$ 0.25	$ 0.56	$ 0.50
Depreciation, depletion, accretion and amortization	$ 85,633	$ 76,775	$ 167,072	$ 148,339
Effective tax rate from continuing operations	20.0%	29.0%	14.1%	21.5%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited		June 30
in thousands	2018	2017
Operating Activities
Net earnings	$ 212,631	$ 165,060
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	167,072	148,339
Net gain on sale of property, plant & equipment and businesses	(6,270)	(3,142)
Contributions to pension plans	(104,794)	(4,744)
Share-based compensation expense	14,763	13,671
Deferred tax expense (benefit)	40,549	2,901
Cost of debt purchase	6,922	0
Changes in assets and liabilities before initial effects of business acquisitions
and dispositions	(55,415)	(170,701)
Other, net	302	3,838
Net cash provided by operating activities	$ 275,760	$ 155,222
Investing Activities
Purchases of property, plant & equipment	(247,166)	(291,034)
Proceeds from sale of property, plant & equipment	8,523	8,530
Proceeds from sale of businesses	11,256	0
Payment for businesses acquired, net of acquired cash	(218,996)	(210,562)
Other, net	(10,226)	405
Net cash used for investing activities	$ (456,609)	$ (492,661)
Financing Activities
Proceeds from short-term debt	506,200	5,000
Payment of short-term debt	(146,200)	(5,000)
Payment of current maturities and long-term debt	(892,044)	(235,007)
Proceeds from issuance of long-term debt	850,000	1,600,000
Debt issuance and exchange costs	(45,513)	(15,046)
Settlements of interest rate derivatives	3,378	0
Purchases of common stock	(74,921)	(60,303)
Dividends paid	(74,196)	(66,194)
Share-based compensation, shares withheld for taxes	(31,386)	(24,231)
Net cash provided by financing activities	$ 95,318	$ 1,199,219
Net increase (decrease) in cash and cash equivalents and restricted cash	(85,531)	861,780
Cash and cash equivalents and restricted cash at beginning of year	146,646	268,019
Cash and cash equivalents and restricted cash at end of period	$ 61,115	$ 1,129,799
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from the audited financial statement, but it does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Weighted-average common shares
outstanding	132,437	132,413	132,563	132,524
Dilutive effect of
Stock-Only Stock Appreciation Rights	583	1,317	636	1,330
Other stock compensation plans	1,031	1,005	1,081	1,071
Weighted-average common shares
outstanding, assuming dilution	134,051	134,735	134,280	134,925

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Antidilutive common stock equivalents	157	79	155	79

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Discontinued Operations
Pretax earnings (loss)	$ (883)	$ 12,804	$ (1,449)	$ 14,896
Income tax (expense) benefit	233	(4,414)	383	(5,108)
Earnings (loss) on discontinued operations,
net of tax	$ (650)	$ 8,390	$ (1,066)	$ 9,788

Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2017 results noted above primarily reflect charges and related insurance recoveries, including those associated with the Texas Brine matter as  discussed in Note 8.

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

Our accounting for certain elements of the TCJA is incomplete. As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we were able to make reasonable estimates, and therefore, recorded provisional estimates for the following elements. We have not made any measurement-period adjustments related to these items during the first half of 2018.

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

Our accounting for certain other elements of the TCJA is incomplete, and as we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we were not yet able to make reasonable estimates of the effects. Therefore, no provisional estimates were recorded. We have not recorded any measurement-period adjustments related to these items during the first half of 2018.

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

▪

GLOBAL INTANGIBLE LOW TAXED INCOME — We can make an accounting policy election of either (1) treating taxes due on the future U.S. inclusions in taxable income related to global intangible low taxed income (GILTI) as a current period expense when incurred (period cost method) or (2) factoring such amounts into our measurement of deferred taxes (deferred method). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on determining whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the expected impact. We have not recorded any amount of GILTI tax in our financial statements nor have we made an accounting policy decision.

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

In the second quarter of 2018, we recorded income tax expense from continuing operations of $40,046,000 compared to income tax expense from continuing operations of $45,652,000 in the second quarter of 2017. The decrease in income tax expense was largely due to the change in the U.S. statutory income tax rate to 21% in 2018 from 35% in 2017.

For the first six months of 2018, we recorded income tax expense from continuing operations of $35,143,000 compared to income tax expense from continuing operations of $42,477,000 for the first six months of 2017. The decrease in income tax expense was largely due to the change in the U.S. statutory income tax rate to 21% in 2018 from 35% in 2017.

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

At December 31, 2018, we project state net operating loss carryforward deferred tax assets of $71,812,000  ($67,611,000 relates to Alabama), against which we project to have a valuation allowance of $29,695,000  ($29,182,000 relates to Alabama). The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2033.

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

Note 4: revenueS

There have been no significant changes to the amount or timing of our revenue recognition as a result of our adoption of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Accounting Standards Codification Topic 606). Revenues are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect are excluded from revenues. Costs to obtain and fulfill construction paving contracts are also immaterial and are expensed as incurred when the expected amortization period is one year or less.

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

Our segment total revenues by geographic market for the three and six month periods ended June 30, 2018 and 2017 are disaggregated as follows:

	Three Months Ended June 30, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 313,245	$ 49,339	$ 69,605	$ 0	$ 432,189
Gulf Coast	493,696	38,845	18,354	2,282	553,177
West	149,324	123,644	18,764	0	291,732
Segment sales	$ 956,265	$ 211,828	$ 106,723	$ 2,282	$ 1,277,098
Intersegment sales	(76,947)	0	0	0	(76,947)
Total revenues	$ 879,318	$ 211,828	$ 106,723	$ 2,282	$ 1,200,151

	Three Months Ended June 30, 2017
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 281,304	$ 29,775	$ 59,647	$ 0	$ 370,726
Gulf Coast	384,793	24,444	25,501	1,971	436,709
West	151,489	121,539	20,065	0	293,093
Segment sales	$ 817,586	$ 175,758	$ 105,213	$ 1,971	$ 1,100,528
Intersegment sales	(69,765)	0	0	0	(69,765)
Total revenues	$ 747,821	$ 175,758	$ 105,213	$ 1,971	$ 1,030,763

	Six Months Ended June 30, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 496,459	$ 61,068	$ 131,175	$ 0	$ 688,702
Gulf Coast	888,271	53,488	43,554	4,224	989,537
West	271,192	201,107	32,956	0	505,255
Segment sales	$ 1,655,922	$ 315,663	$ 207,685	$ 4,224	$ 2,183,494
Intersegment sales	(128,869)	0	0	0	(128,869)
Total revenues	$ 1,527,053	$ 315,663	$ 207,685	$ 4,224	$ 2,054,625

	Six Months Ended June 30, 2017
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 463,762	$ 39,154	$ 113,897	$ 0	$ 616,813
Gulf Coast	752,006	42,480	51,807	3,857	850,150
West	252,118	189,900	28,259	0	470,277
Segment sales	$ 1,467,886	$ 271,534	$ 193,963	$ 3,857	$ 1,937,240
Intersegment sales	(119,149)	0	0	0	(119,149)
Total revenues	$ 1,348,737	$ 271,534	$ 193,963	$ 3,857	$ 1,818,091

1	The geographic markets are defined by states/countries as follows:

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

CONSTRUCTION PAVING REVENUES

Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced and an account receivable is recorded for amounts invoiced based on actual units produced. Contract assets for estimated earnings in excess of billings, contract assets related to retainage provisions and contract liabilities for billings in excess of costs are immaterial. Variable consideration in our construction paving contracts is immaterial and consists of incentives and penalties based on the quality of work performed. Our construction paving contracts may contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from nine months to one year after project completion. Due to the nature of our construction paving projects, including contract owner inspections of the work during construction and prior to acceptance, we have not experienced material warranty costs for these short-term warranties.

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

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Deferred Revenue
Balance at beginning of period	$ 198,201	$ 204,819	$ 199,556	$ 206,468
Revenue recognized from deferred revenue	(1,905)	(1,719)	(3,260)	(3,368)
Balance at end of period	$ 196,296	$ 203,100	$ 196,296	$ 203,100

Based on expected sales from the specified quarries, we expect to recognize $7,470,000 of deferred revenue as income during the 12-month period ending June 30, 2019 (reflected in other current liabilities in our June 30, 2018 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	June 30	December 31	June 30
in thousands	2018	2017	2017
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 20,698	$ 20,348	$ 5,348
Equities	0	0	11,785
Total	$ 20,698	$ 20,348	$ 17,133

Level 2 Fair Value
	June 30	December 31	June 30
in thousands	2018	2017	2017
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1,754	$ 1,203	$ 2,338
Total	$ 1,754	$ 1,203	$ 2,338

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

Net gains (losses) of the Rabbi Trust investments were $(428,000) and $848,000 for the six months ended June  30, 2018 and 2017, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at June  30, 2018 and 2017 were $(430,000) and  $413,000, respectively.

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

The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. The interest rate locks described below were designated as cash flow hedges. The changes in fair value of our cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged items affect earnings.

We occasionally enter into interest rate locks of future debt issuances to hedge the risk of higher interest rates. The gain/loss upon settlement is deferred (recorded in AOCI) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statement	2018	2017	2018	2017
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (71)	$ (539)	$ (160)	$ (1,067)

For the 12-month period ending June  30, 2019, we estimate that $297,000 of the pretax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	June 30	December 31	June 30
in thousands	Interest Rates	2018	2017	2017
Short-term Debt
Bank line of credit expires 2021 [1]	1.25%	$ 360,000	$ 0	$ 0
Total short-term debt		$ 360,000	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2021 [1]		$ 0	$ 250,000	$ 0
Term loan due 2018 [2]		0	350,000	0
7.00% notes due 2018		0	0	272,512
10.375% notes due 2018		0	0	250,000
Floating-rate notes due 2020	3.00%	250,000	250,000	250,000
Floating-rate notes due 2021	2.93%	500,000	0	0
7.50% notes due 2021		0	35,111	600,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Term loan due 2021 [2]		0	250,000	250,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	129,239	240,188	240,188
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	0	0
Other notes [2]	6.46%	219	230	358
Total long-term debt - face value		$ 2,846,407	$ 2,881,529	$ 3,369,058
Unamortized discounts and debt issuance costs		(69,478)	(26,664)	(33,989)
Total long-term debt - book value		$ 2,776,929	$ 2,854,865	$ 3,335,069
Less current maturities		23	41,383	525,776
Total long-term debt - reported value		$ 2,776,906	$ 2,813,482	$ 2,809,293
Estimated fair value of long-term debt		$ 2,782,543	$ 2,983,419	$ 3,077,069

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	This short-term loan was refinanced on a long-term basis in February 2018 as discussed below. Thus, it was classified as long-term debt as of December 31, 2017.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $2,698,000 of net interest expense for these items for the six months ended June 30, 2018.

LINE OF CREDIT

Our unsecured $750,000,000 line of credit matures December 2021 and contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2018, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of June 30, 2018, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of June 30, 2018, our available borrowing capacity was $344,933,000. Utilization of the borrowing capacity was as follows:

▪	$360,000,000 was borrowed
▪	$45,067,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846,407,000 of term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June 30, 2018, we were in compliance with all term debt covenants.

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

As a result of the first quarter 2018 early debt retirements described above, we recognized premiums of $5,608,000, transaction costs of $1,314,000 and noncash expense (acceleration of unamortized deferred transaction costs) of $466,000. The combined charge of $7,388,000 was a component of interest expense in the first quarter of 2018.

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

In June 2017, we drew the full $250,000,000 on the unsecured delayed draw term loan due 2021. These funds were used to repay the $235,000,000 line of credit borrowings and for general corporate purposes. This term loan was prepaid, as described above, in February 2018 with proceeds of the floating-rate senior notes due 2021.

In March 2017, we issued $350,000,000 of 3.90% senior notes due 2027. Proceeds of $345,450,000 (net of discounts and transaction costs) were used for general corporate purposes. This series of notes now totals $400,000,000 including the additional $50,000,000 issued in June as described above.

As a result of the 2017 early debt retirements described above, we recognized premiums of $139,187,000,  transaction costs of $1,586,000 and net noncash expense (acceleration of unamortized deferred transaction costs) of $7,257,000. The combined charge of $148,030,000 was a component of interest expense for the year ended December 31, 2017 with none recognized in the six months ended June 30, 2017.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2018 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 38,111
Reclamation/restoration requirements	6,956
Total	$ 45,067

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $45,067,000 as of June 30, 2018.

As described in Note 9, our asset retirement obligations totaled $215,421,000 as of June 30, 2018.

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

In August 2017, the EPA informed certain members of the Cooperating Parties Group, including Vulcan that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy. This voluntary allocation process is intended to establish an impartial third-party expert recommendation that may be considered by the government and the participants as the basis of possible settlements. We have begun participating in this voluntary allocation process, which is likely to take several years. In July 2018, Vulcan, along with more than one hundred other defendants, was sued by Occidental in United States District Court for the District of New Jersey, Newark Vicinage. Occidental is seeking cost recovery and contribution under CERCLA. It is unknown at this time whether the filing of the Occidental lawsuit will impact the EPA allocation process.

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

▪

TEXAS BRINE MATTER — During the operation of its former Chemicals Division, Vulcan secured the right to mine salt out of an underground salt dome formation in Assumption Parish, Louisiana from 1976 - 2005. Throughout that period and for all times thereafter, the Texas Brine Company (Texas Brine) was the operator contracted by Vulcan (and later Occidental) to mine and deliver the salt. We sold our Chemicals Division in 2005 and transferred our rights and interests related to the salt and mining operations to the purchaser, a subsidiary of Occidental, and we have had no association with the leased premises or Texas Brine since that time. In August 2012, a sinkhole developed in the vicinity of the Texas Brine mining operations, and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were also filed in federal court before the Eastern District of Louisiana in New Orleans.

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

A bench trial (judge only) began in September 2017 and ended in October in the pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a damages phase of the trial to be held at a later date. In December 2017, the judge issued a ruling on the allocation of fault among the three defendants as follows: Occidental 50%, Texas Brine 35% and Vulcan 15%. This ruling has been appealed by the parties.

Also in December 2017, we agreed to a settlement in a federal putative class action which has now been finalized by the court. Our insurers participated in the settlement discussions and have funded the settlement. We have settled all but three outstanding cases. The remaining cases involve one third-party plaintiff, Texas Brine, and the State of Louisiana. Discovery remains ongoing in these cases.

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

Operation of the on-site pilot-scale treatment system began in January 2017, and was completed in April 2017. With completion of the pilot testing and other investigative work to date, we submitted an amendment to the IRAP (AIRAP) to RWQCB in August 2017 proposing the use of a pump, treat and reinjection system. In December 2017, we submitted an addendum to the AIRAP, incorporating new data acquired since the prior submission. In February 2018, the AIRAP was approved by RWQCB. As a result of this approval, we will begin to implement the on-site source control activities described in the AIRAP. Based on the preliminary design of this system, we accrued $15,239,000 in 2017 (of which $14,216,000 was recorded to other operating expense in the second quarter of 2017).

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

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017, for the design of two extraction wells south of the Hewitt Site to protect the North Hollywood West well field. In November 2017, we submitted a Pre-Design Investigation Work Plan to the EPA, which sets forth the activities and schedule for our evaluation of the need for a two-well remedy. Estimated costs to comply with this AOC are immaterial and have been accrued. Until the remedial design work and evaluation of the two-well remedy is complete, and a comprehensive remedial action for the NHOU is identified, we cannot reasonably estimate a loss pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
ARO Operating Costs
Accretion	$ 2,668	$ 2,881	$ 5,352	$ 5,763
Depreciation	1,343	1,615	2,680	3,247
Total	$ 4,011	$ 4,496	$ 8,032	$ 9,010

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Asset Retirement Obligations
Balance at beginning of period	$ 214,709	$ 226,012	$ 218,117	$ 223,872
Liabilities incurred	0	335	0	335
Liabilities settled	(1,805)	(5,610)	(7,826)	(10,475)
Accretion expense	2,668	2,881	5,352	5,763
Revisions, net	(151)	335	(222)	4,458
Balance at end of period	$ 215,421	$ 223,953	$ 215,421	$ 223,953

ARO liabilities settled during the first six months of 2018 and 2017 include $5,158,000 and $5,017,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the reclamation agreement will result in the restoration and development of 90 acres of previously mined property suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$ 1,429	$ 1,654	$ 2,858	$ 3,308
Interest cost	8,875	9,058	17,751	18,115
Expected return on plan assets	(14,797)	(12,096)	(29,594)	(24,192)
Amortization of prior service cost	335	335	670	670
Amortization of actuarial loss	2,456	1,823	4,913	3,647
Net periodic pension benefit cost (credit)	$ (1,702)	$ 774	$ (3,402)	$ 1,548
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,791	$ 2,158	$ 5,583	$ 4,317

The contributions to pension plans for the six months ended June  30, 2018 and 2017, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans and a first quarter 2018 discretionary qualified plan contribution of $100,000,000.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$ 340	$ 291	$ 679	$ 583
Interest cost	310	315	620	630
Amortization of prior service credit	(990)	(1,059)	(1,981)	(2,118)
Amortization of actuarial gain	(325)	(396)	(649)	(793)
Net periodic postretirement benefit credit	$ (665)	$ (849)	$ (1,331)	$ (1,698)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,315)	$ (1,455)	$ (2,630)	$ (2,911)

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

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2018	2017	2017
AOCI
Interest rate hedges	$ (8,824)	$ (11,438)	$ (12,653)
Pension and postretirement plans	(135,845)	(138,028)	(125,221)
Total	$ (144,669)	$ (149,466)	$ (137,874)

Changes in AOCI, net of tax, for the six months ended June 30, 2018 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2017	$ (11,438)	$ (138,028)	$ (149,466)
Other comprehensive income
before reclassifications	2,496	0	2,496
Amounts reclassified from AOCI	118	2,183	2,301
Net current period OCI changes	2,614	2,183	4,797
Balance as of June 30, 2018	$ (8,824)	$ (135,845)	$ (144,669)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Amortization of Interest Rate Hedge Losses
Interest expense	$ 71	$ 539	$ 160	$ 1,067
Benefit from income taxes	(19)	(211)	(42)	(420)
Total	$ 52	$ 328	$ 118	$ 647
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating income	$ 1,477	$ 703	$ 2,953	$ 1,406
Benefit from income taxes	(385)	(276)	(770)	(551)
Total	$ 1,092	$ 427	$ 2,183	$ 855
Total reclassifications from AOCI to earnings	$ 1,144	$ 755	$ 2,301	$ 1,502

Note 12: Equity

Our capital stock consists solely of common stock, par value $1.00 per share. Holders of our common stock are entitled to one vote per share. Our Certificate of Incorporation also authorizes 5,000,000 shares of preferred stock of which no shares have been issued.

There were no shares held in treasury as of June 30, 2018, December 31, 2017 and June 30, 2017.

Our common stock purchases (all of which were open market purchases) and subsequent retirements are summarized below:

	June 30	December 31	June 30
in thousands, except average price	2018	2017	2017
Shares Purchased and Retired
Number	643	510	510
Total purchase price	$ 74,921	$ 60,303	$ 60,303
Average price per share	$ 116.49	$ 118.18	$ 118.18

As of June 30, 2018, 8,846,570 shares may be purchased under the current purchase authorization of our Board of Directors.

Changes in total equity are summarized below:

	Six Months Ended
	June 30
in thousands	2018	2017
Total Equity
Balance at beginning of year	$ 4,968,893	$ 4,572,476
Net earnings	212,631	165,060
Common stock issued
Share-based compensation plans, net of shares withheld for taxes	(31,337)	(24,108)
Purchase and retirement of common stock	(74,921)	(60,303)
Share-based compensation expense	14,763	13,671
Cash dividends on common stock ($0.56/$0.50 per share)	(74,196)	(66,194)
Other comprehensive income	4,797	1,502
Balance at end of period	$ 5,020,630	$ 4,602,104

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

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2018	2017	2018	2017
Total Revenues
Aggregates [1]	$ 956,265	$ 817,586	$ 1,655,922	$ 1,467,886
Asphalt	211,828	175,758	315,663	271,534
Concrete	106,723	105,213	207,685	193,963
Calcium	2,282	1,971	4,224	3,857
Segment sales	$ 1,277,098	$ 1,100,528	$ 2,183,494	$ 1,937,240
Aggregates intersegment sales	(76,947)	(69,765)	(128,869)	(119,149)
Total revenues	$ 1,200,151	$ 1,030,763	$ 2,054,625	$ 1,818,091
Gross Profit
Aggregates [2]	$ 283,476	$ 251,419	$ 431,697	$ 390,210
Asphalt [2]	25,750	28,760	25,996	37,242
Concrete [2]	13,191	9,253	23,511	19,478
Calcium	767	585	1,315	1,308
Total	$ 323,184	$ 290,017	$ 482,519	$ 448,238
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 69,738	$ 60,832	$ 135,691	$ 118,488
Asphalt	7,298	6,615	14,300	12,347
Concrete	3,049	3,672	6,463	6,695
Calcium	70	192	139	387
Other	5,478	5,464	10,479	10,422
Total	$ 85,633	$ 76,775	$ 167,072	$ 148,339
Identifiable Assets [3]
Aggregates			$ 8,751,186	$ 7,931,603
Asphalt			625,985	358,801
Concrete			276,743	233,355
Calcium			4,258	3,939
Total identifiable assets			$ 9,658,172	$ 8,527,698
General corporate assets			125,497	212,446
Cash and cash equivalents and restricted cash			61,115	1,129,799
Total			$ 9,844,784	$ 9,869,943

1	Includes product sales, as well as freight & delivery costs that we pass along to our customers, and service revenues related to aggregates.
2	The 2017 amounts have been revised as a result of our adoption of ASU 2017-07 as described in Note 17.
3

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2018	2017
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 62,021	$ 67,849
Income taxes	(102,711)	117,204
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 21,257	$ 17,924
Amounts referable to business acquisitions
Liabilities assumed	4,040	1,935
Consideration payable to seller	4,500	0

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2018 and 2017. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2017 to June 30, 2018 are summarized below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2017	$ 3,030,688	$ 91,633	$ 0	$ 0	$ 3,122,321
Goodwill of acquired businesses [1]	41,633	0	0	0	41,633
Total as of June 30, 2018	$ 3,072,321	$ 91,633	$ 0	$ 0	$ 3,163,954

1	See Note 16 for a summary of acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2018 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2018, we purchased the following operations for total consideration of $217,440,000:

▪	Alabama — aggregates, asphalt mix and construction paving operations
▪	California — asphalt mix operations
▪	Texas — aggregates rail yards, asphalt mix and construction paving operations

The 2018 acquisitions listed above are reported in our condensed consolidated financial statements as of their respective acquisition dates. None of these acquisitions are material to our results of operations or financial position either individually or collectively. The fair value of consideration transferred for these acquisitions and the preliminary amounts (pending appraisals for intangible assets and property, plant & equipment) of assets acquired and liabilities assumed, are summarized below:

June 30
in thousands	2018
Fair Value of Purchase Consideration
Cash	$ 212,940
Payable to seller	4,500
Total fair value of purchase consideration	$ 217,440
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 14,218
Inventories	12,110
Other current assets	826
Property, plant & equipment	105,613
Other intangible assets
Contractual rights in place	90,803
Deferred income taxes, net	(36,172)
Liabilities assumed	(10,599)
Net identifiable assets acquired	$ 176,799
Goodwill	$ 40,641

As a result of the 2018 acquisitions, we recognized $90,803,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings ($89,723,000 – straight-line over a weighted-average 20 years and $1,080,000 – units of sales over an excess of 20 years) of which $4,720,000 will be deductible for income tax purposes over 15 years. Of the $40,641,000 of goodwill noted above (none of which will be deductible for income tax purposes), $36,172,000 represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired.

2017 BUSINESS ACQUISITIONS — For the full year 2017, we purchased the following operations for total consideration of $842,013,000  ($822,432,000 cash, $9,681,000 payable, $9,900,000 fair value of assets swapped), less $287,292,000 cash received for assets divested immediately upon acquisition as required by the Department of Justice:

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

The fair value of consideration transferred for the 2017 acquisitions considered to be material, and the preliminary amounts at December 31, 2017 (immaterial adjustments were recorded in the first and second quarters of 2018 including an increase to goodwill of $992,000) of assets acquired and liabilities assumed, are summarized below:

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

▪	Fourth quarter — as required by the Department of Justice, we immediately divested certain assets obtained in the Aggregates USA acquisition resulting in no gain

No assets met the criteria for held for sale at June 30, 2018, December 31, 2017 or June  30, 2017.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

PRESENTATION OF BENEFIT PLAN COSTS  During the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on a  retrospective basis as required. This ASU changed the presentation of the net  benefit cost in the income statement and limits benefit costs eligible for inventory capitalization to the service cost component (benefit costs capitalized in inventory are immaterial to our financial statements). We continue to present the service cost component of net benefit cost in cost of revenues and selling, administrative and general expenses consistent with employee compensation costs. The other components of net benefit cost (credit) are now included in other nonoperating income. These other components were a net credit for all periods presented resulting in a decrease in operating earnings and an increase in other nonoperating income, as follows: three months ended June  30, 2018 of $4,135,000; three months ended June  30, 2017 of $2,021,000; six months ended June 30, 2018 of $8,269,000; and six months ended June 30, 2017 of $4,041,000.

ACCOUNTING STANDARDS PENDING ADOPTION

RELEASING STRANDED TAX EFFECTS  In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows for the reclassification from accumulated other comprehensive income (AOCI) to retained earnings of stranded tax effects resulting from the TCJA enacted in December 2017. This ASU also requires entities to disclose their accounting policy for releasing income tax effects from AOCI. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. We expect to early adopt this standard in the fourth quarter of 2018 effective as of the beginning of the year. While we are still evaluating the impact of ASU 2018-02, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

EXECUTIVE SUMMARY

Financial highlights for Second Quarter 2018

Compared to second quarter 2017:

▪	Total revenues increased $169.4 million, or 16%, to $1,200.2 million
▪	Gross profit increased $33.2 million, or 11%, to $323.2 million
▪	Aggregates segment sales increased $138.7 million, or 17%, to $956.3 million
▪	Aggregates segment freight-adjusted revenues increased $99.1 million, or 16%, to $730.5 million
▪	Shipments increased 15%, or 7.0 million tons, to 55.0 million tons
▪	Same-store shipments increased 11%, or 5.2 million tons, to 53.0 million tons
▪	Freight-adjusted sales price increased 1%, or $0.13 per ton
▪	Same-store freight-adjusted sales price increased 1%, or $0.16 per ton
▪	Segment gross profit increased $32.1 million, or 13%, to $283.5 million
▪	Asphalt, Concrete and Calcium segment gross profit increased $1.1 million, or 3%, to $39.7 million, collectively
▪	Selling, administrative and general (SAG) expenses increased $6.0 million and declined 0.7 percentage points (70 basis points) as a percentage of total revenues
▪	Operating earnings increased $38.3 million, or 20%, to $230.3 million
▪	Earnings from continuing operations were $160.3 million, or $1.20 per diluted share, compared to $111.7 million, or $0.83 per diluted share
▪	Discrete items in the second quarter of 2018 include:
▪	pretax charges of $4.5 million associated with business development
▪	pretax charges of $1.1 million for restructuring
▪	Discrete items in the second quarter of 2017 include:
▪	pretax interest charges of $5.1 million related to carried interest on the March 2017 debt issuance
▪	pretax charges of $15.0 million for divested operations
▪	Net earnings were $159.7 million, an increase of $39.5 million, or 33%
▪	Adjusted EBITDA was $324.8 million, an increase of $37.2 million, or 13%
▪

Increased capital returned to shareholders via dividends ($37.0 million @ $0.28 per share versus $33.0 million @ $0.25 per share) and share repurchases ($19.4 million @  an average of $113.29 per share versus $11.1 million @ an average of $118.67 per share)

Second quarter net earnings increased 33% year-over-year to $159.7 million on a 16% increase in total revenues. Earnings from continuing operations of $160.3 million compared favorably to $111.7 million in the prior year period. Adjusted EBITDA increased 13% to $324.8 million.

We reported 11% growth in gross profit led by a 13% increase in our core Aggregates segment. Aggregates shipments increased 15% (same-store 11%). Vulcan-served markets are experiencing stronger growth in demand than other markets, and higher public funding for transportation infrastructure is now converting to higher shipments of aggregates. Freight-adjusted sales price increased 1% from the prior year, and adjusted for mix, increased 3%. Apart from geographic mix impacts, our pricing momentum continues to strengthen, including in our backlogged work.

Unit margins improved versus the prior year despite higher than anticipated costs for energy — a 30% increase in diesel cost per gallon lowered Aggregates segment gross profit by $7.3 million. Despite this headwind, second quarter Aggregates segment gross profit increased to $283.5 million and cash gross profit was $6.43 per ton (same-store $6.55 per ton). Our Aggregates segment gross profit flow-through rate has begun to move towards longer-term expectations of 60%. Through the first half of 2018, same-store incremental gross profit was 43% of incremental segment sales excluding freight & delivery, and 56% excluding the impact of higher unit prices for diesel fuel. Our operating disciplines remain strong, and margins should continue to improve as we turn the corner on costs related to last year’s storms.

Higher concrete earnings (+$3.9 million) offset lower asphalt earnings ($3.0 million) resulting from a 28% increase in liquid asphalt cost.

We remain on track with our full year expectations. Higher public funding for transportation is finally converting to higher shipments of aggregates and private end-use demand in Vulcan-served markets continues to recover steadily, growing at a rate that is significantly ahead of the rest of the country.  We expect aggregates shipment growth for the balance of the year consistent with that experienced in the second quarter, leading to full year same-store shipment growth of between 7% and 9% (albeit at a lower-priced geographic sales mix). Given the strong aggregates shipment growth we have seen and expect to continue through the balance of the year, we reiterate our full-year expectations for 2018 earnings from continuing operations of between $4.00 and $4.65 per diluted share and Adjusted EBITDA of between $1.15 and $1.25 billion.

Our capital allocation priorities remain unchanged, as does our intent to maintain an investment-grade credit rating. During the second quarter, we invested $41.0 million on core operating and maintenance capital, in line with expectations. We continue to expect core operating and maintenance capital spending for the full year of approximately $250.0 million. During the quarter, we invested $77.4 million in internal growth projects. Current projects underway include securing new aggregates reserves, developing new production sites, enhancing our distribution capabilities, and selectively expanding our asphalt and concrete production capabilities. We plan for $350.0 million in internal growth capital expenditures during 2018 and anticipate a significantly lower figure for 2019.

We completed three bolt-on acquisitions during the first half of the year for total consideration of $219.0 million. These acquisitions complement our existing positions in Alabama, California and Texas. We also divested our Georgia ready-mixed concrete operations during the first half of the year.

We actively manage our business portfolio with a view toward driving long-term growth of after  tax cash flow from earnings. For 2018, we expect to generate approximately $825.0 million of after tax cash flow from earnings. With disciplined capital deployment and compounding improvements in unit margins, our aggregate-centric business model should enable further significant gains in after tax cash flow  from earnings as the recovery moves forward.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

SAME-STORE

We have provided certain information on a same-store basis. When discussing our financial results in comparison to prior periods, we may exclude the operating results of acquired/divested businesses that do not have comparable results in the periods being discussed. These recently acquired/divested businesses are disclosed in Note 16 “Acquisitions and Divestitures.” This approach allows us to evaluate the performance of our operations on a comparable basis. We believe that measuring performance on a same-store basis is useful to investors because it enables evaluation of how our operations are performing period over period without the effects of acquisition and divestiture activity. Our same-store information may not be comparable to similar measures used by other companies.

AGGREGATES SEGMENT FREIGHT-ADJUSTED REVENUES

Aggregates segment freight-adjusted revenues is not a Generally Accepted Accounting Principle (GAAP) measure. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is consistent with our competitors and meaningful to our investors as it excludes revenues associated with freight  & delivery, which are pass-through activities. It also excludes immaterial other revenues related to services, such as landfill tipping fees, that are derived from our aggregates business. Additionally, we use this metric as the basis for calculating the average sales price of our aggregates products. Reconciliation of this metric to its nearest GAAP measure is presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2018	2017	2018	2017
Aggregates segment
Segment sales	$ 956.3	$ 817.6	$ 1,655.9	$ 1,467.9
Less
Freight & delivery revenues [1]	213.5	176.4	372.4	324.3
Other revenues	12.3	9.8	23.6	15.4
Freight-adjusted revenues	$ 730.5	$ 631.4	$ 1,259.9	$ 1,128.2
Unit shipments - tons	55.0	48.0	95.5	86.2
Freight-adjusted sales price	$ 13.29	$ 13.16	$ 13.19	$ 13.09

1	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2018	2017	2018	2017
Aggregates segment
Gross profit	$ 283.5	$ 251.4	$ 431.7	$ 390.2
Segment sales	$ 956.3	$ 817.6	$ 1,655.9	$ 1,467.9
Gross profit margin	29.6%	30.8%	26.1%	26.6%
Incremental gross profit margin	23.1%		22.1%

Aggregates segment gross profit as a percentage of
segment sales excluding freight  & delivery

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2018	2017	2018	2017
Aggregates segment
Gross profit	$ 283.5	$ 251.4	$ 431.7	$ 390.2
Segment sales	$ 956.3	$ 817.6	$ 1,655.9	$ 1,467.9
Freight & delivery revenues [1]	213.5	176.4	372.4	324.3
Segment sales excluding freight & delivery	$ 742.8	$ 641.2	$ 1,283.5	$ 1,143.6
Gross profit as a percentage of segment sales
excluding freight & delivery	38.2%	39.2%	33.6%	34.1%
Incremental gross profit as a percentage of
segment sales excluding freight & delivery	31.6%		29.7%

1	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

cash gross profit

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2018	2017	2018	2017
Aggregates segment
Gross profit	$ 283.5	$ 251.4	$ 431.7	$ 390.2
DDA&A	69.7	60.9	135.7	118.5
Aggregates segment cash gross profit	$ 353.2	$ 312.3	$ 567.4	$ 508.7
Unit shipments - tons	55.0	48.0	95.5	86.2
Aggregates segment cash gross profit per ton	$ 6.43	$ 6.51	$ 5.94	$ 5.90
Asphalt segment
Gross profit	$ 25.8	$ 28.8	$ 26.0	$ 37.2
DDA&A	7.3	6.6	14.3	12.4
Asphalt segment cash gross profit	$ 33.1	$ 35.4	$ 40.3	$ 49.6
Concrete segment
Gross profit	$ 13.2	$ 9.3	$ 23.5	$ 19.5
DDA&A	3.0	3.6	6.5	6.7
Concrete segment cash gross profit	$ 16.2	$ 12.9	$ 30.0	$ 26.2
Calcium segment
Gross profit	$ 0.8	$ 0.6	$ 1.3	$ 1.3
DDA&A	0.0	0.2	0.2	0.4
Calcium segment cash gross profit	$ 0.8	$ 0.8	$ 1.5	$ 1.7

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

EBITDA and adjusted ebitda

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2018	2017	2018	2017
Net earnings	$ 159.7	$ 120.1	$ 212.6	$ 165.1
Income tax expense	40.0	45.7	35.1	42.5
Interest expense, net of interest income	33.2	38.5	71.0	72.5
(Earnings) loss on discontinued operations, net of tax	0.7	(8.4)	1.1	(9.8)
EBIT	233.6	195.9	319.8	270.3
Depreciation, depletion, accretion and amortization	85.6	76.8	167.1	148.3
EBITDA	$ 319.2	$ 272.6	$ 486.9	$ 418.6
Gain on sale of businesses	$ 0.0	$ 0.0	$ (2.9)	$ 0.0
Business interruption claims recovery	0.0	0.0	(1.7)	0.0
Charges associated with divested operations	0.0	15.0	0.0	16.4
Business development [1]	4.5	0.0	5.0	0.0
Restructuring charges	1.1	0.0	5.4	2.0
Adjusted EBITDA	$ 324.8	$ 287.7	$ 492.7	$ 437.0
Depreciation, depletion, accretion and amortization	(85.6)	(76.8)	(167.1)	(148.3)
Adjusted EBIT	$ 239.2	$ 210.9	$ 325.6	$ 288.6

1	Represents non-routine charges associated with acquisitions including the cost impact of purchase accounting inventory valuations.

2018 projected ebitda and AFTER TAX cash flow from earnings

The following reconciliation to the mid-point of the range of 2018 Projected EBITDA excludes adjustments which are difficult to forecast (timing or amount). Due to the difficulty in forecasting such adjustments, we are unable to estimate the significance of the adjustments. Additionally, we present the metric Projected After Tax Cash Flow from Earnings to assess the operating performance of our business and as a basis for strategic planning and forecasting. These metrics are not defined by GAAP and should not be considered as alternatives to earnings measures defined by GAAP. Reconciliation of these metrics to their nearest GAAP measure is presented below:

2018 Projected
in millions	Mid-point
Net earnings	$ 585
Income tax expense	140
Interest expense, net	135
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	340
Projected EBITDA	$ 1,200
Less
Working capital change	50
Operating & maintenance capital expenditures	250
Cash taxes before impact of certain non-recurring benefits	75
Projected after tax cash flow from earnings	$ 825

RESULTS OF OPERATIONS

Total revenues are primarily derived from our product sales of aggregates, asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate revenues from our asphalt construction paving business and services related to our aggregates business. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table highlights significant components of our consolidated operating results including  EBITDA and Adjusted EBITDA.

consolidated operating Result highlights

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share data	2018	2017	2018	2017
Total revenues	$ 1,200.2	$ 1,030.8	$ 2,054.6	$ 1,818.1
Cost of revenues	877.0	740.8	1,572.1	1,369.9
Gross profit	$ 323.2	$ 290.0	$ 482.5	$ 448.2
Selling, administrative and general expenses	$ 89.0	$ 83.1	$ 167.4	$ 165.4
Operating earnings	$ 230.3	$ 192.0	$ 311.4	$ 262.3
Interest expense, net	$ 33.2	$ 38.5	$ 71.0	$ 72.5
Earnings from continuing operations
before income taxes	$ 200.3	$ 157.4	$ 248.8	$ 197.7
Earnings from continuing operations	$ 160.3	$ 111.7	$ 213.7	$ 155.3
Earnings (loss) on discontinued operations,
net of income taxes	(0.6)	8.4	(1.1)	9.8
Net earnings	$ 159.7	$ 120.1	$ 212.6	$ 165.1
Basic earnings (loss) per share
Continuing operations	$ 1.21	$ 0.84	$ 1.61	$ 1.17
Discontinued operations	0.00	0.07	(0.01)	0.08
Basic net earnings per share	$ 1.21	$ 0.91	$ 1.60	$ 1.25
Diluted earnings (loss) per share
Continuing operations	$ 1.20	$ 0.83	$ 1.59	$ 1.15
Discontinued operations	(0.01)	0.06	(0.01)	0.07
Diluted net earnings per share	$ 1.19	$ 0.89	$ 1.58	$ 1.22
EBITDA	$ 319.2	$ 272.6	$ 486.9	$ 418.6
Adjusted EBITDA	$ 324.8	$ 287.7	$ 492.7	$ 437.0

second quarter 2018 Compared to second Quarter 2017

Second quarter 2018 total revenues were $1,200.2 million, up 16% from the second quarter of 2017. Shipments increased in aggregates (+15%) and asphalt mix (+5%) while they declined in ready-mixed concrete (-4%). Gross profit increased in the Aggregates (+$32.1 million or +13%) and Concrete  (+$3.9 million or +43%) segments, while it declined in the Asphalt segment (-$3.0 million or -10%).  Asphalt segment earnings were compressed by a 28% increase in unit costs for liquid asphalt. Likewise, a 30% increase in the unit cost of diesel fuel increased costs $7.9 million from the prior year quarter with most ($7.3 million) of this cost increase reflected in the Aggregates segment.

Net earnings for the second quarter of 2018 were $159.7 million, or $1.19 per diluted share, compared to $120.1 million, or $0.89 per diluted share, in the second quarter of 2017. Each period’s results were impacted by discrete items, as follows:

Net earnings for the second quarter of 2018 include:

▪	pretax charges of $4.5 million associated with business development
▪	pretax charges of $1.1 million for restructuring

Net earnings for the second quarter of 2017 include:

▪	pretax interest charges of $5.1 million to prefund the early retirement of certain debt and an acquisition in subsequent quarters
▪	pretax charges of $15.0 million associated with divested operations

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2018 versus the second quarter of 2017 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2017	$ 157.4
Higher aggregates gross profit	32.1
Lower asphalt gross profit	(3.0)
Higher concrete gross profit	3.9
Higher calcium gross profit	0.2
Higher selling, administrative and general expenses	(6.0)
Lower gain on sale of property, plant & equipment and businesses	(0.7)
Lower interest expense, net	5.2
All other	11.2
Second quarter 2018	$ 200.3

Second quarter aggregates shipments increased 15% (same-store 11%) versus the prior year quarter.  Same-store daily shipment rates for aggregates were strong throughout the quarter, reflecting solid underlying demand, including strength in public construction activity. Many of our markets are finally seeing the conversion of higher public funding for transportation into higher shipments of aggregates. Despite the overall shipment growth reported for the second quarter, shipments in some markets, notably California, do not yet reflect the strength in highway construction activity we see building into 2019 and beyond.

For the quarter, freight-adjusted average sales price for aggregates increased 1% versus the prior year quarter,  with the rate negatively impacted by relatively faster growth in relatively lower-priced markets. Excluding this mix impact, aggregates price increased 3%. California, Georgia and Virginia realized mid-to-high single digit price growth while prices in Alabama, Arizona and Illinois decreased modestly versus the prior year. Pricing in long-haul markets, where locally available aggregates are not available, was negatively impacted by higher distribution costs versus the prior year. Over time, these higher distribution costs will be recovered in higher prices. Additionally, positive trends in backlogged project work along with demand visibility, customer confidence, rising diesel prices, and logistics constraints support continued upward pricing movements for the year and into 2019.

Aggregates segment gross profit increased 13% to $283.5 million, or $5.16 per ton despite a 3% increase (same-store 1%) in unit cost of sales (freight-adjusted).  Fixed cost leverage and other operating efficiencies mostly offset the 30% increase in the unit cost for diesel fuel. Excluding the impact of higher diesel prices, same-store unit costs improved 1% compared to the prior year. Through June, we also continued to experience higher than normal distribution costs due in part to last year’s storm events. During the second quarter, we completed the dredging of our Coastal Texas port facilities and took possession of the second of our new, more efficient Panamax-class ships.

Asphalt segment gross profit of  $25.8 million in the second quarter of 2018 was down $3.0 million from the prior year period due to lower material margins. On a same-store basis, shipments increased 3% from the prior year. Although same-store asphalt mix selling prices increased 4%, a 28% increase in unit costs for liquid asphalt compressed margins. For the quarter, higher liquid asphalt costs have affected segment earnings by $13.3 million.

Concrete segment gross profit of  $13.2 million in the second quarter of 2018 was up $3.9 million from the prior year period. Same-store shipments increased 10% year-over-year. Same-store average price increases of 3% allowed for a 3% gain in the material margins.

Our Calcium segment reported gross profit of $0.8 million versus $0.6 million in the second quarter of 2017.

SAG expenses were $89.0 million versus $83.1 million in the prior year’s second quarter. As a percentage of total revenues, SAG expense declined from 8.1% to 7.4%. Full year expectations for SAG expense remain unchanged at $335 million.

Other operating expense, which has an approximate run-rate of $10.0 to $15.0 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items included in the total were:

▪	$6.0 million in second quarter 2018 — includes discrete items as follows:
▪	$4.5 million of non-routine business development charges
▪	$1.1 million of managerial restructuring charges

▪	$17.8 million in second quarter 2017 — includes a discrete item as follows:
▪

$15.0 million of charges associated with divested operations including $14.2 million of environmental liability accruals related to the Hewitt Landfill matter (see Note 8 to the condensed consolidated financial statements)

Net interest expense was $33.2 million in the second quarter of 2018 compared to $38.5 million in the second quarter of 2017.  The prior year amount includes $5.1 million to prefund the early retirement of certain debt and an acquisition in subsequent quarters.

Income tax expense from continuing operations was  $40.0 million in the second quarter of 2018 compared to $45.7 million in the second quarter of 2017.  The decrease in income tax expense was largely due to the change in the U.S. statutory income tax rate to 21% in 2018 from 35% in 2017.

Earnings from continuing operations were $1.20 per diluted share in the second quarter of 2018 compared to $0.83 per diluted share in the second quarter of 2017.

Discontinued Operations — Second quarter pretax loss from discontinued operations was  $0.9 million in 2018 compared with pretax earnings of $12.8 million in 2017.  Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The 2017 results also include insurance recoveries from previously incurred general liability costs. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE JUNE 30, 2018 Compared to YEAR-TO-DATE JUNE 30, 2017

Total revenues for the first six months of 2018 were $2,054.6 million, up 13% from the first six months of 2017. Shipments were up in aggregates (+11%) and asphalt mix (+4%) while down in ready-mixed concrete (less than -1%). Gross profit increased in the Aggregates  (+$41.5 million or +11%) and Concrete  (+$4.0 million or +21%) segments while it declined in the Asphalt segment (-$11.2 million or -30%). Asphalt segment earnings were compressed by a 22% increase in unit costs for liquid asphalt. Likewise, a 28% increase in the unit cost of diesel fuel increased costs $13.5 million from the first half of 2017 with most ($12.2 million) of this cost increase reflected in the Aggregates segment.

Net earnings for first six months of 2018 were $212.6 million, or $1.58 per diluted share, compared to $165.1 million, or $1.22 per diluted share, in the first six months of 2017. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the  first six months of 2018 include pretax interest charges of $7.4 million related to early debt retirement, pretax gains of $2.9 million related to the sale of businesses, pretax charges of $5.0 million associated with non-routine business development, pretax gains of $1.7 million for business interruption claims, and pretax charges of $5.4 million for restructuring.

▪

Net earnings for the  first six months of 2017 include pretax interest charges of $5.1 million  to  prefund the early retirement of certain debt and an acquisition in subsequent quarters,  pretax charges of $16.4 million associated with divested operations, and pretax charges of  $2.0 million for restructuring.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2018 versus year-to-date June 30, 2017 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2017	$ 197.7
Higher aggregates gross profit	41.5
Lower asphalt gross profit	(11.2)
Higher concrete gross profit	4.0
Flat calcium gross profit	0.0
Higher selling, administrative and general expenses	(1.9)
Higher gain on sale of property, plant & equipment and businesses	3.1
Lower interest expense, net	1.5
All other	14.1
Year-to-date June 30, 2018	$ 248.8

Aggregates segment gross profit through the first half of the year remains on track with full year expectations, despite higher than expected diesel costs. Gross profit was  $431.7 million for the first six months of 2018 versus $390.2 million in comparable 2017. Aggregates segment sales of $1,655.9 million were up 13% from the prior year’s first half, while aggregates freight-adjusted revenues of $1,259.9 million were up 12%. First-half aggregates shipments increased 11% (same-store 6%), or 9.3 million tons (same-store 5.5 million tons), compared to the prior year. Freight-adjusted average sales price for aggregates increased less than 1%, or $0.10 per ton, versus the first half of 2017,  despite a negative geographic/product mix impact. Excluding mix impact, aggregates price increased 3%. First half 2018 unit cost of sales (freight-adjusted) in the Aggregates segment was up 1%, or $0.11 per ton, versus the prior year’s first half due primarily to the 28% increase in the unit cost for diesel fuel (exceeding our beginning of the year expectations). As a result, gross profit of  $4.52 per ton for the first half of 2018 was down slightly ($0.01 per ton)  compared with the first half of 2017.

Our Aggregates segment gross profit flow-through rate has begun to move towards longer-term expectations of 60%. Through the first half of 2018, incremental gross profit was 30% (same-store 43%) of incremental segment sales excluding freight & delivery.  Excluding the impact of higher unit prices for diesel fuel, first half incremental gross profit was 38% (same-store 56%) of incremental segment sales excluding freight & delivery — despite the negative impact of geographic mix on these period-over-period comparisons. Although quarterly gross profit flow-through rates can vary widely from quarter to quarter, we expect continued improvement in the second half of the year.

Asphalt segment gross profit of $26.0 million was down  $11.2 million from the first six months of 2017. Shipments increased 4% in total and 1% on a same-store basis. Material margins were lower as a result of higher liquid asphalt unit costs. Year-to-date, higher liquid asphalt costs have negatively affected segment earnings by $16.3 million.  Although Asphalt segment material margins may improve in the second half of the year, we expect them to remain below beginning-of-year expectations.

Concrete segment gross profit was $23.5 million for the first six months of 2018,  up  $4.0 million from the prior year period. Shipments decreased 1%  (same-store increased 5%) versus the first half of 2017. Strategic market restructuring (exiting Georgia and Arizona and entering Northern California) contributed to improved Concrete segment material margins and unit gross profit versus the first half of 2017. Through the first half of 2018, Concrete segment gross profit is in line with our expectations.

Our Calcium segment reported gross profit of $1.3 million was essentially flat versus the first half of 2017.

On a trailing-twelve-month basis, total gross profit in our non-aggregates segments was $131.8 million, a 2%  increase from the prior year’s comparable period.

SAG expenses were $167.4 million versus $165.4 million in the prior year’s first half reflecting a 1.0 percentage point (100 basis point) decrease as a percentage of total revenues.

Other operating expense, which has an approximate run-rate of $10.0 to $15.0 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items included in the total were:

▪	$10.0 million in the first six months of 2018 — includes discrete items as follows:
▪	$2.9 million gain on sale of business
▪	$1.7 million gain referable to the settlement of business interruption claims related to the 2010 Gulf Coast oil spill
▪	$5.0 million of non-routine business development charges
▪	$5.4 million of managerial restructuring charges

▪	$23.6 million in the first six months of 2017 — includes discrete items as follows:
▪

$16.4 million of charges associated with divested operations including $15.5 million of environmental liability accruals related to the Hewitt Landfill matter (see Note 8 to the condensed consolidated financial statements)

▪	$2.0 million of managerial restructuring charges

Net interest expense was $71.0 million in the first six months of 2018 compared to $72.5 million in the first six months of 2017.  The current year expense includes $7.4 million of charges related to the first quarter 2018 debt refinancing while the prior year expense includes $5.1 million to prefund the early retirement of certain debt and an acquisition in subsequent quarters.

Income tax expense from continuing operations was  $35.1 million in the first six months of 2018 compared to $42.5 million in the first six months of 2017.  The decrease in income tax expense was largely due to the change in the U.S. statutory income tax rate to 21% in 2018 from 35% in 2017.

Earnings from continuing operations were $1.59 per diluted share in the first six months of 2018 compared to $1.15 per diluted share in the first six months of 2017.

Discontinued Operations — Year-to-date June pretax loss from discontinued operations was  $1.4 million in 2018 compared with pretax earnings of $14.9 million in year-to-date June 2017.  Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The prior year results also include insurance recoveries from previously incurred general liability costs. For additional details, see Note 2 to the condensed consolidated financial statements.

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

Cash

Included in our June  30, 2018 cash and cash equivalents and restricted cash balance of $61.1 million is $21.1 million of cash held at our foreign subsidiaries. All of this $21.1 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Six Months Ended
	June 30
in millions	2018	2017
Net earnings	$ 212.6	$ 165.1
Depreciation, depletion, accretion and amortization (DDA&A)	167.1	148.3
Contributions to pension plans	(104.8)	(4.7)
Cost of debt purchase	6.9	0.0
Other operating cash flows, net [1]	(6.0)	(153.5)
Net cash provided by operating activities	$ 275.8	$ 155.2

1	Primarily reflects changes to working capital balances.

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization. Net cash provided by operating activities was $275.8 million during the six months ended June  30, 2018, a $120.6 million increase compared to the same period of 2017.  During the first quarter of 2018, we made a $100.0 million discretionary contribution to our qualified pension plans that was deductible for tax purposes in 2017. Additionally as noted above, we early retired debt incurring premium and transaction costs of  $6.9 million which is added back to operating cash flows and reflected as a financing cash outflow.

cash from investing activities

Net cash used for investing activities was $456.6 million during the first six months of 2018, a $36.1 million decrease compared to the same period of 2017. We invested $247.2 million in our existing operations in the first six months of 2018,  compared to the $291.0  million in the prior year period. Of this $247.2 million, $141.8 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities. Additionally, during the first six months of 2018, we acquired  businesses for $219.0 million of cash consideration as described in Note 16 to the condensed consolidated financial statements. During the first six months of 2017, we acquired the following for $210.6 million of cash consideration:  California — ready-mixed concrete facilities, an aggregates marine distribution yard and building materials yards; Illinois — aggregates facilities; New Mexico — an aggregates facility; and Tennessee — an aggregates facility, asphalt mix operations and a construction paving business. Furthermore, during the first half of 2018, we divested our ready-mixed concrete operations in Georgia resulting in proceeds of $11.3 million.

cash from financing activities

Net cash provided by financing activities in the first six months of 2018 was $95.3 million, compared to $1,199.2 million in the same period of 2017.  The prior year period included $1,349.9 million of net proceeds from long-term debt issued to early retire in a later quarter debt of $525.5 million and to partially finance an acquisition that closed in a later quarter. The current year  includes  a $360.0 million net draw on our line of credit partially offset by several refinancing actions that used $84.2 million of cash (as described  in the debt section below).  Additionally, we increased by $22.6 million the return of capital to our shareholders via higher dividends of $8.0 million ($0.28 per share compared to $0.25 per share) and higher share repurchases of $14.6 million (643,147 shares @ $116.49 average price per share compared to 510,283 shares @ $118.18 average price per share).

debt

Certain debt measures are presented below:

	June 30	December 31	June 30
dollars in millions	2018	2017	2017
Debt
Current maturities of long-term debt	$ 0.0	$ 41.4	$ 525.8
Short-term debt	360.0	0.0	0.0
Long-term debt [1]	2,776.9	2,813.5	2,809.3
Total debt	$ 3,136.9	$ 2,854.9	$ 3,335.1
Capital
Total debt	$ 3,136.9	$ 2,854.9	$ 3,335.1
Equity	5,020.6	4,968.9	4,602.1
Total capital	$ 8,157.5	$ 7,823.8	$ 7,937.2
Total Debt as a Percentage of Total Capital	38.5%	36.5%	42.0%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.25%	1.25%
Term debt	4.38%	4.26%	5.71%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	65.4%	61.8%	85.2%
Floating-rate debt	34.6%	38.2%	14.8%

1

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: June 30, 2018 — none, December 31, 2017 — $250.0 million and June  30, 2017 — none.  The December 31, 2017 long-term debt also includes a $350.0 million unsecured term loan due 2018 which was subsequently refinanced in February 2018.

2	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

Covenants, borrowing cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2018, we were in compliance with the line of credit covenants and the credit margin for London Interbank Offered Rate (LIBOR) borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of June 30, 2018, our available borrowing capacity under the line of credit was $344.9 million. Utilization of the borrowing capacity was as follows:

▪	$360.0 million was borrowed
▪	$45.1 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846.4 million of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June  30, 2018, we were in compliance with all term debt covenants.

Throughout 2017 and during the first quarter of 2018, we completed a number of debt refinancing activities (see Note 7 to the Condensed Consolidated Financial Statements) in order to extend the maturity of our debt portfolio consistent with the long-lived nature of our asset base. As a result of these actions, the weighted-average term of our debt portfolio has more than doubled to approximately 16 years.

As a result of the first quarter 2018 early debt retirements,  we recognized premiums of $5.6 million, transaction costs of $1.3 million and noncash expense (acceleration of unamortized deferred transaction costs) of $0.5 million. The combined charge of $7.4 million was a component of interest expense for the first quarter of 2018.

As a result of the 2017 early debt retirements, we recognized premiums of $139.2 million,  transaction costs of $1.6 million and net noncash expense (acceleration of unamortized deferred transaction costs) of $7.2 million. The combined charge of $148.0 million was a component of interest expense for the year ended December 31, 2017 with none recognized in the six months ended June  30, 2017.

CURRENT MATURITIES of long-term debt

As a result of the debt refinancing activities completed in the first quarter of 2018,  current maturities of long-term debt as of June 30, 2018 were immaterial.

debt ratings

Our debt ratings and outlooks as of June 30, 2018 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB-/stable	2/20/2018	rating/outlook affirmed
Moody's	Baa3/stable	2/20/2018	rating/outlook affirmed
Standard & Poor's	BBB/stable	2/20/2018	rating/outlook affirmed

Equity

Our common stock issuances and purchases are as follows:

June 30		December 31	June 30
in thousands	2018	2017	2017
Common stock shares at January 1,
issued and outstanding	132,324	132,339	132,339
Common Stock Issuances
Share-based compensation plans	587	495	352
Common Stock Purchases
Purchased and retired	(643)	(510)	(510)
Common stock shares at end of period,
issued and outstanding	132,268	132,324	132,181

On February 10, 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of June  30, 2018, there were 8,846,570 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are detailed below:

June 30		December 31	June 30
in thousands, except average price	2018	2017	2017
Shares Purchased and Retired
Number	643	510	510
Total purchase price	$ 74,921	$ 60,303	$ 60,303
Average price per share	$ 116.49	$ 118.18	$ 118.18

There were no shares held in treasury as of June 30, 2018, December 31, 2017 and June  30, 2017.

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

Cash Contractual Obligations

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K. Changes resulting from our first quarter 2018 debt refinancing as described in Note 7 to the condensed consolidated financial statements are outlined in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2018.

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

▪	the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪	changes in the level of spending for private residential and private nonresidential construction
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions, including those relating to climate change, wetlands, greenhouse gas emissions, the definition of minerals, tax policy or international trade
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
▪	the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to manage and successfully integrate acquisitions
▪	the effect of changes in tax laws, guidance and interpretations, including those related to the Tax Cuts and Jobs Act that was enacted in December 2017
▪	significant downturn in the construction industry may result in the impairment of goodwill or long-lived assets
▪	changes in technologies, which could disrupt the way we do business and how our products are distributed
▪	other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the SEC

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

At June  30, 2018, the estimated fair value of our long-term debt including current maturities was $2,782.6 million compared to a book value of $2,776.9 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $260.6 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June  30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

No material changes were made during the second quarter of 2018 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended June 30, 2018 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2018
Apr 1 - Apr 30	150,913	$ 113.29	150,913	8,846,570
May 1 - May 31	0	$ 0.00	0	8,846,570
June 1 - June 30	0	$ 0.00	0	8,846,570
Total	150,913	$ 113.29	150,913

1

On February 10, 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of June 30, 2018, there were 8,846,570 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the second quarter of 2018.

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

VULCAN MATERIALS COMPANY
Date August 1, 2018	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date August 1, 2018	/s/ John R. McPherson John R. McPherson Executive Vice President and Chief Financial and Strategy Officer (Principal Financial Officer)