Form 10-Q
period 2018-09-30
Vulcan Materials CO
filed 2018-10-31
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class Common Stock, $1 Par Value		Shares outstanding at October 29, 2018 132,047,816

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	September 30	December 31	September 30
in thousands	2018	2017	2017
Assets
Cash and cash equivalents	$ 38,026	$ 141,646	$ 701,163
Restricted cash	5,043	5,000	0
Accounts and notes receivable
Accounts and notes receivable, gross	648,009	590,986	582,105
Less: Allowance for doubtful accounts	(2,294)	(2,649)	(2,903)
Accounts and notes receivable, net	645,715	588,337	579,202
Inventories
Finished products	346,940	327,711	307,046
Raw materials	29,078	27,152	27,852
Products in process	2,668	1,827	1,652
Operating supplies and other	29,966	27,648	29,276
Inventories	408,652	384,338	365,826
Other current assets	78,476	60,780	100,781
Total current assets	1,175,912	1,180,101	1,746,972
Investments and long-term receivables	42,944	35,115	35,999
Property, plant & equipment
Property, plant & equipment, cost	8,386,315	7,969,312	7,539,928
Allowances for depreciation, depletion & amortization	(4,197,592)	(4,050,381)	(4,002,227)
Property, plant & equipment, net	4,188,723	3,918,931	3,537,701
Goodwill	3,169,615	3,122,321	3,101,337
Other intangible assets, net	1,099,354	1,063,630	835,269
Other noncurrent assets	199,087	184,793	182,056
Total assets	$ 9,875,635	$ 9,504,891	$ 9,439,334
Liabilities
Current maturities of long-term debt	23	41,383	4,827
Short-term debt	200,000	0	0
Trade payables and accruals	233,885	197,335	181,207
Other current liabilities	256,507	204,154	227,665
Total current liabilities	690,415	442,872	413,699
Long-term debt	2,778,129	2,813,482	2,809,966
Deferred income taxes, net	581,026	464,081	716,165
Deferred revenue	186,829	191,476	193,117
Other noncurrent liabilities	493,447	624,087	621,253
Total liabilities	$ 4,729,846	$ 4,535,998	$ 4,754,200
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,045, 132,324 and 132,281 shares, respectively	132,045	132,324	132,281
Capital in excess of par value	2,795,366	2,805,587	2,803,106
Retained earnings	2,361,903	2,180,448	1,886,006
Accumulated other comprehensive loss	(143,525)	(149,466)	(136,259)
Total equity	$ 5,145,789	$ 4,968,893	$ 4,685,134
Total liabilities and equity	$ 9,875,635	$ 9,504,891	$ 9,439,334
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited		September 30		September 30
in thousands, except per share data	2018	2017	2018	2017
Total revenues	$ 1,240,197	$ 1,094,715	$ 3,294,822	$ 2,912,806
Cost of revenues	897,055	790,957	2,469,161	2,160,810
Gross profit	343,142	303,758	825,661	751,996
Selling, administrative and general expenses	81,606	73,612	248,989	239,051
Gain on sale of property, plant & equipment
and businesses	2,104	1,488	8,374	4,630
Other operating expense, net	(14,456)	(4,156)	(23,822)	(27,733)
Operating earnings	249,184	227,478	561,224	489,842
Other nonoperating income, net	4,890	3,793	12,708	11,709
Interest expense, net	33,547	82,041	104,566	154,572
Earnings from continuing operations
before income taxes	220,527	149,230	469,366	346,979
Income tax expense	40,663	39,080	75,805	81,557
Earnings from continuing operations	179,864	110,150	393,561	265,422
Earnings (loss) on discontinued operations, net of tax	(713)	(1,571)	(1,778)	8,217
Net earnings	$ 179,151	$ 108,579	$ 391,783	$ 273,639
Other comprehensive income, net of tax
Deferred gain on interest rate derivative	0	0	2,496	0
Amortization of prior interest rate derivative loss	53	1,188	171	1,836
Amortization of actuarial loss and prior service
cost for benefit plans	1,091	427	3,274	1,281
Other comprehensive income	1,144	1,615	5,941	3,117
Comprehensive income	$ 180,295	$ 110,194	$ 397,724	$ 276,756
Basic earnings (loss) per share
Continuing operations	$ 1.36	$ 0.83	$ 2.97	$ 2.00
Discontinued operations	(0.01)	(0.01)	(0.01)	0.07
Net earnings	$ 1.35	$ 0.82	$ 2.96	$ 2.07
Diluted earnings (loss) per share
Continuing operations	$ 1.34	$ 0.82	$ 2.94	$ 1.97
Discontinued operations	0.00	(0.01)	(0.02)	0.06
Net earnings	$ 1.34	$ 0.81	$ 2.92	$ 2.03
Weighted-average common shares outstanding
Basic	132,392	132,484	132,505	132,510
Assuming dilution	133,894	134,765	134,079	134,853
Depreciation, depletion, accretion and amortization	$ 89,390	$ 79,636	$ 256,463	$ 227,974
Effective tax rate from continuing operations	18.4%	26.2%	16.2%	23.5%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited		September 30
in thousands	2018	2017
Operating Activities
Net earnings	$ 391,783	$ 273,639
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	256,463	227,974
Net gain on sale of property, plant & equipment and businesses	(8,374)	(4,630)
Contributions to pension plans	(107,202)	(17,638)
Share-based compensation expense	21,650	19,953
Deferred tax expense (benefit)	76,779	11,298
Cost of debt purchase	6,922	43,048
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(67,836)	(162,849)
Other, net	2,446	8,740
Net cash provided by operating activities	$ 572,631	$ 399,535
Investing Activities
Purchases of property, plant & equipment	(348,238)	(366,845)
Proceeds from sale of property, plant & equipment	12,838	10,403
Proceeds from sale of businesses	11,256	0
Payment for businesses acquired, net of acquired cash	(213,138)	(210,562)
Other, net	(12,216)	405
Net cash used for investing activities	$ (549,498)	$ (566,599)
Financing Activities
Proceeds from short-term debt	514,900	5,000
Payment of short-term debt	(314,900)	(5,000)
Payment of current maturities and long-term debt	(892,049)	(800,572)
Proceeds from issuance of long-term debt	850,000	1,600,000
Debt issuance and exchange costs	(45,513)	(15,046)
Settlements of interest rate derivatives	3,378	0
Purchases of common stock	(99,916)	(60,303)
Dividends paid	(111,192)	(99,263)
Share-based compensation, shares withheld for taxes	(31,418)	(24,608)
Net cash provided by (used for) financing activities	$ (126,710)	$ 600,208
Net increase (decrease) in cash and cash equivalents and restricted cash	(103,577)	433,144
Cash and cash equivalents and restricted cash at beginning of year	146,646	268,019
Cash and cash equivalents and restricted cash at end of period	$ 43,069	$ 701,163
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as described in Note 2, the results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2018 presentation including Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost,” which resulted in the reclassification of certain benefit costs from operating income to nonoperating income as described in Note 17.

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Weighted-average common shares
outstanding	132,392	132,484	132,505	132,510
Dilutive effect of
Stock-Only Stock Appreciation Rights	905	1,249	1,021	1,305
Other stock compensation plans	597	1,032	553	1,038
Weighted-average common shares
outstanding, assuming dilution	133,894	134,765	134,079	134,853

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Antidilutive common stock equivalents	162	79	161	79

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Discontinued Operations
Pretax earnings (loss)	$ (969)	$ (1,282)	$ (2,417)	$ 13,614
Income tax (expense) benefit	256	(289)	639	(5,397)
Earnings (loss) on discontinued operations,
net of tax	$ (713)	$ (1,571)	$ (1,778)	$ 8,217

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

Our accounting for certain elements of the TCJA is incomplete. As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we were able to make reasonable estimates, and therefore, recorded provisional estimates for the following elements. We have not recorded any measurement-period adjustments related to these items during the first nine months of 2018.

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

Our accounting for certain other elements of the TCJA is incomplete. As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we were not yet able to make reasonable estimates of the effects. Therefore, no provisional estimates were recorded. We have not recorded any measurement-period adjustments related to these items during the first nine months of 2018.

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

In the third quarter of 2018, we recorded income tax expense from continuing operations of $40,663,000 compared to income tax expense from continuing operations of $39,080,000 in the third quarter of 2017. The small increase in income tax expense on a significant increase in pretax earnings was due to the lower tax rate from the TCJA and the recognition of $7,157,000 of previously unrecognized tax benefits due to the expiration of statute of limitations.

For the first nine months of 2018, we recorded income tax expense from continuing operations of $75,805,000 compared to income tax expense from continuing operations of $81,557,000 for the first nine months of 2017. The decrease in income tax expense was largely due to the lower rate resulting from the TCJA.

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

At December 31, 2018, we project state net operating loss carryforward deferred tax assets of $72,160,000 ($67,688,000 relates to Alabama), against which we project to have a valuation allowance of $29,696,000 ($29,182,000 relates to Alabama). The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2033.

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

Note 4: revenueS

There have been no significant changes to the amount or timing of our revenue recognition as a result of our adoption of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Accounting Standards Codification Topic 606). Revenues are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect are excluded from revenues. Costs to obtain and fulfill contracts (primarily asphalt construction paving contracts) are immaterial and are expensed as incurred when the expected amortization period is one year or less.

Total revenues are primarily derived from our product sales of aggregates, asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and other service revenues, such as landfill tipping fees, related to our aggregates business.  Our total service revenues were as follows: $70,385,000 and $35,628,000 for the three months ended September 30, 2018 and 2017, respectively, and $145,127,000 and $81,212,000 for the nine months ended September 30, 2018 and 2017, respectively. The increased service revenues resulted from acquisitions that included asphalt construction paving businesses in Alabama and Texas (see Note 16).

Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, our aggregates business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

Our segment total revenues by geographic market for the three and nine month periods ended September 30, 2018 and 2017 are disaggregated as follows:

	Three Months Ended September 30, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 331,147	$ 52,263	$ 65,971	$ 0	$ 449,381
Gulf Coast	489,299	47,220	14,441	1,912	552,872
West	163,285	132,217	21,307	0	316,809
Segment sales	$ 983,731	$ 231,700	$ 101,719	$ 1,912	$ 1,319,062
Intersegment sales	(78,865)	0	0	0	(78,865)
Total revenues	$ 904,866	$ 231,700	$ 101,719	$ 1,912	$ 1,240,197

	Three Months Ended September 30, 2017
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 317,363	$ 39,445	$ 66,573	$ 0	$ 423,381
Gulf Coast	393,694	21,571	26,505	1,965	443,735
West	147,642	128,924	22,407	0	298,973
Segment sales	$ 858,699	$ 189,940	$ 115,485	$ 1,965	$ 1,166,089
Intersegment sales	(71,374)	0	0	0	(71,374)
Total revenues	$ 787,325	$ 189,940	$ 115,485	$ 1,965	$ 1,094,715

	Nine Months Ended September 30, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 827,605	$ 113,331	$ 197,146	$ 0	$ 1,138,082
Gulf Coast	1,377,568	100,708	57,994	6,136	1,542,406
West	434,480	333,324	54,264	0	822,068
Segment sales	$ 2,639,653	$ 547,363	$ 309,404	$ 6,136	$ 3,502,556
Intersegment sales	(207,734)	0	0	0	(207,734)
Total revenues	$ 2,431,919	$ 547,363	$ 309,404	$ 6,136	$ 3,294,822

	Nine Months Ended September 30, 2017
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 781,125	$ 78,599	$ 180,470	$ 0	$ 1,040,194
Gulf Coast	1,145,700	64,051	78,313	5,822	1,293,886
West	399,760	318,824	50,665	0	769,249
Segment sales	$ 2,326,585	$ 461,474	$ 309,448	$ 5,822	$ 3,103,329
Intersegment sales	(190,523)	0	0	0	(190,523)
Total revenues	$ 2,136,062	$ 461,474	$ 309,448	$ 5,822	$ 2,912,806

1	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina, Texas and the Bahamas

West market — Arizona, California and New Mexico

PRODUCT AND SERVICE REVENUES

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs at a point in time when our aggregates, asphalt mix and ready-mixed concrete are shipped/delivered and control passes to the customer. Revenue for our products and services is recorded at the fixed invoice amount and is due by the 15th day of the following month — we do not offer discounts for early payment. Freight & delivery generally represents pass-through transportation we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers and are accounted for as a fulfillment activity. Likewise, the costs related to freight & delivery are included in cost of revenues.

Freight & delivery revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Freight & Delivery Revenues
Total revenues	$ 1,240,197	$ 1,094,715	$ 3,294,822	$ 2,912,806
Freight & delivery revenues [1]	(175,194)	(143,664)	(476,491)	(397,934)
Total revenues excluding freight & delivery	$ 1,065,003	$ 951,051	$ 2,818,331	$ 2,514,872

1	Includes freight & delivery to remote distribution sites.

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

The proceeds we received from the sale of the percentage interest were recorded as deferred revenue on the balance sheet. We recognize revenue on a unit-of-sales basis (as we sell the purchaser’s share of future production) relative to the volume limitations of the transactions. Given the nature of the risks and potential rewards assumed by the buyer, the transactions do not reflect financing activities.

Reconciliation of the deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Deferred Revenue
Balance at beginning of period	$ 196,296	$ 203,100	$ 199,556	$ 206,468
Revenue recognized from deferred revenue	(1,997)	(1,903)	(5,257)	(5,271)
Balance at end of period	$ 194,299	$ 201,197	$ 194,299	$ 201,197

Based on expected sales from the specified quarries, we expect to recognize $7,470,000 of deferred revenue as income during the 12-month period ending September 30, 2019 (reflected in other current liabilities in our September 30, 2018 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
	September 30	December 31	September 30
in thousands	2018	2017	2017
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 21,504	$ 20,348	$ 7,431
Equities	0	0	12,825
Total	$ 21,504	$ 20,348	$ 20,256

Level 2 Fair Value
	September 30	December 31	September 30
in thousands	2018	2017	2017
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1,332	$ 1,203	$ 386
Total	$ 1,332	$ 1,203	$ 386

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

Net gains (losses) of the Rabbi Trust investments were $(222,000) and $1,950,000 for the nine months ended September 30, 2018 and 2017, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at September 30, 2018 and 2017 were $(214,000) and $1,424,000, respectively.

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

In 2007 and 2018, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. The gain/loss upon settlement of the interest rate hedges is deferred (recorded in AOCI) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2018	2017	2018	2017
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (72)	$ (1,955)	$ (232)	$ (3,022)

The 2017 loss reclassified from AOCI includes the acceleration of deferred losses in the amount of $1,405,000 referable to the July 2017 debt purchases as described in Note 7.

For the 12-month period ending September 30, 2019, we estimate that $302,000 of the pretax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in thousands	Interest Rates	2018	2017	2017
Short-term Debt
Bank line of credit expires 2021 [1,2]	1.25%	$ 200,000	$ 0	$ 0
Total short-term debt		$ 200,000	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2021 [1]		$ 0	$ 250,000	$ 0
Term loan due 2018 [3]		0	350,000	0
Floating-rate notes due 2020	3.21%	250,000	250,000	250,000
Floating-rate notes due 2021	3.23%	500,000	0	600,000
7.50% notes due 2021		0	35,111	0
8.85% notes due 2021	8.88%	6,000	6,000	6,000
Term loan due 2021		0	250,000	250,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	129,239	240,188	240,188
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	0	0
Other notes	6.46%	214	230	353
Total long-term debt - face value		$ 2,846,402	$ 2,881,529	$ 2,846,541
Unamortized discounts and debt issuance costs		(68,250)	(26,664)	(31,748)
Total long-term debt - book value		$ 2,778,152	$ 2,854,865	$ 2,814,793
Less current maturities		23	41,383	4,827
Total long-term debt - reported value		$ 2,778,129	$ 2,813,482	$ 2,809,966
Estimated fair value of long-term debt		$ 2,743,429	$ 2,983,419	$ 3,068,236

1	Borrowings on the bank line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt otherwise.
2	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
3	This short-term loan was refinanced on a long-term basis in February 2018 as discussed below. Thus, it was classified as long-term debt as of December 31, 2017.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $3,927,000 and $4,473,000 of net interest expense for these items for the nine months ended September 30, 2018 and 2017, respectively.

LINE OF CREDIT

Our unsecured $750,000,000 line of credit matures December 2021 and contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of September 30, 2018, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of September 30, 2018, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of September 30, 2018, our available borrowing capacity was $505,021,000. Utilization of the borrowing capacity was as follows:

▪	$200,000,000 was borrowed
▪	$44,979,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846,402,000 of term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of September 30, 2018, we were in compliance with all term debt covenants.

In March 2018, we early retired via exchange offer $110,949,000 of the $240,188,000 7.15% senior notes due 2037 for: (1) a like amount of notes due 2048 (these notes are a further issuance of, and form a single series with, the $350,000,000 of notes due 2048 issued in February 2018 as described below) and (2) $38,164,000 of cash. The cash payment primarily reflects the trading price of the retired notes relative to par and will be amortized to interest expense over the term of the notes due 2048. We recognized transaction costs of $1,314,000 with this early retirement.

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

As a result of the first quarter 2018 early debt retirements described above, we recognized premiums of $5,608,000, transaction costs of $1,314,000 and noncash expense (acceleration of unamortized deferred transaction costs) of $466,000. The combined charge of $7,388,000 was a component of interest expense for the first quarter of 2018.

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

In July 2017, we early retired via redemption: (1) the $272,512,000 7.00% senior notes due 2018 and (2) the $250,000,000 10.375% senior notes due 2018 (neither of which now appear in the table above) —  at a combined cost of $565,560,000 including a premium of $43,020,000 and transaction costs of $28,000. Additionally, we recognized net noncash expense of $3,029,000 with the acceleration of unamortized deferred discounts, transaction costs and interest rate derivative settlement losses. Such redemptions were partially funded with the proceeds of the senior notes issued in June 2017 as described below.

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

As a result of the 2017 early debt retirements described above, we recognized premiums of $139,187,000,  transaction costs of $1,586,000 and net noncash expense (acceleration of unamortized deferred transaction costs) of $7,257,000. The combined charge of $148,030,000 was a component of interest expense for the year ended December 31, 2017 with $46,077,000 recognized in the three and nine months ended September 30, 2017.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or cancelled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2018 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 38,111
Reclamation/restoration requirements	6,868
Total	$ 44,979

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $44,979,000 as of September 30, 2018.

As described in Note 9, our asset retirement obligations totaled $226,084,000 as of September 30, 2018.

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

In addition to these lawsuits in which we are involved in the ordinary course of business, certain other material legal proceedings are more specifically described below:

▪

Lower Passaic River Study Area (Superfund Site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the Cooperating Parties Group,  CPG) to a May 2007 Administrative Order on Consent (AOC) with the EPA to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). However, before the draft RI/FS was issued in final form, the EPA issued a record of decision (ROD) in March 2016 that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is $1.38 billion. In September 2016, the EPA entered into an Administrative Settlement Agreement and Order on Consent with Occidental Chemical Corporation (Occidental) in which Occidental agreed to undertake the remedial design for this bank-to-bank dredging remedy, and to reimburse the United States for certain response costs.

In August 2017, the EPA informed certain members of the CPG, including Vulcan, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy. This voluntary allocation process is intended to establish an impartial third-party expert recommendation that may be considered by the government and the participants as the basis of possible settlements. We have begun participating in this voluntary allocation process, which is likely to take several years.

In July 2018, Vulcan, along with more than one hundred other defendants, was sued by Occidental in United States District Court for the District of New Jersey, Newark Vicinage. Occidental is seeking cost recovery and contribution under CERCLA. It is unknown at this time whether the filing of the Occidental lawsuit will impact the EPA allocation process.

In October 2018, the EPA ordered the CPG to prepare a streamlined feasibility study specifically for the upper nine miles of the River. This directive is focused on dioxin.

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

A bench trial (judge only) began in September 2017 and ended in October 2017 in the pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a damages phase of the trial to be held at a later date. In December 2017, the judge issued a ruling on the allocation of fault among the three defendants as follows: Occidental 50%, Texas Brine 35% and Vulcan 15%. This ruling has been appealed by the parties.

We have settled all but two outstanding cases and our insurers have funded these settlements in excess of our self-insured retention amount. The remaining cases involve Texas Brine and the State of Louisiana. Discovery remains ongoing and we cannot reasonably estimate a range of liability pertaining to these open cases at this time.

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

Operation of the on-site pilot-scale treatment system began in January 2017, and was completed in April 2017. With completion of the pilot testing and other investigative work, we submitted an amendment to the IRAP (AIRAP) to RWQCB in August 2017 proposing the use of a pump, treat and reinjection system. In December 2017, we submitted an addendum to the AIRAP, incorporating new data acquired since the prior submission. Based on the preliminary design of the system and ongoing costs such as groundwater monitoring, we accrued an initial $15,239,000 in 2017 (of which $14,216,000 was recorded to other operating expense in the second quarter of 2017). In February 2018, the AIRAP was approved by RWQCB. As a result of this approval, we have begun to implement the on-site source control activities described in the AIRAP, including additional bench scale testing of the treatment system, which indicated that additional pre and post treatment of the water would be required. Due to the anticipated additional treatment costs, we accrued an additional $8,640,000 of other operating expense this quarter, bringing the total accrual for the on-site system to $23,879,000.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. Essentially all these AROs relate to our underlying land, including both owned properties and mineral leases. For the three and nine month periods ended September 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
ARO Operating Costs
Accretion	$ 2,684	$ 2,857	$ 8,036	$ 8,620
Depreciation	1,512	1,494	4,192	4,741
Total	$ 4,196	$ 4,351	$ 12,228	$ 13,361

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Asset Retirement Obligations
Balance at beginning of period	$ 215,421	$ 223,953	$ 218,117	$ 223,872
Liabilities incurred	0	731	0	1,066
Liabilities settled	(2,649)	(5,263)	(10,476)	(15,739)
Accretion expense	2,684	2,857	8,036	8,620
Revisions, net	10,628	610	10,407	5,069
Balance at end of period	$ 226,084	$ 222,888	$ 226,084	$ 222,888

ARO liabilities settled during the first nine months of 2018 and 2017 include $6,108,000 and $8,117,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the reclamation agreement will result in the restoration and development of 90 acres of previously mined property suitable for retail and commercial development.

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

Effective July 2007, we amended our defined benefit pension plans to no longer accept new participants. Future benefit accruals for participants in our salaried defined benefit pension plans ceased on December 31, 2013, while participants’ earnings considered for benefit calculations were frozen on December 31, 2015.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$ 1,429	$ 1,653	$ 4,287	$ 4,961
Interest cost	8,876	9,057	26,627	27,172
Expected return on plan assets	(14,797)	(12,097)	(44,391)	(36,289)
Amortization of prior service cost	335	335	1,005	1,005
Amortization of actuarial loss	2,457	1,824	7,370	5,471
Net periodic pension benefit cost (credit)	$ (1,700)	$ 772	$ (5,102)	$ 2,320
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,792	$ 2,159	$ 8,375	$ 6,476

The contributions to pension plans for the nine months ended September 30, 2018 and 2017, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans and discretionary qualified plan contributions of $100,000,000 for the first quarter of 2018 and $10,600,000 for the third quarter of 2017.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$ 339	$ 292	$ 1,018	$ 875
Interest cost	310	315	930	945
Amortization of prior service credit	(991)	(1,059)	(2,972)	(3,177)
Amortization of actuarial gain	(324)	(397)	(973)	(1,190)
Net periodic postretirement benefit credit	$ (666)	$ (849)	$ (1,997)	$ (2,547)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,315)	$ (1,456)	$ (3,945)	$ (4,367)

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

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2018	2017	2017
AOCI
Interest rate hedges	$ (8,771)	$ (11,438)	$ (11,464)
Pension and postretirement plans	(134,754)	(138,028)	(124,795)
Total	$ (143,525)	$ (149,466)	$ (136,259)

Changes in AOCI, net of tax, for the nine months ended September 30, 2018 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balance as of December 31, 2017	$ (11,438)	$ (138,028)	$ (149,466)
Other comprehensive income
before reclassifications	2,496	0	2,496
Amounts reclassified from AOCI	171	3,274	3,445
Net current period OCI changes	2,667	3,274	5,941
Balance as of September 30, 2018	$ (8,771)	$ (134,754)	$ (143,525)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Amortization of Interest Rate Hedge Losses
Interest expense	$ 72	$ 1,955	$ 232	$ 3,022
Benefit from income taxes	(19)	(767)	(61)	(1,186)
Total [1]	$ 53	$ 1,188	$ 171	$ 1,836
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating income	$ 1,477	$ 703	$ 4,430	$ 2,109
Benefit from income taxes	(386)	(276)	(1,156)	(828)
Total	$ 1,091	$ 427	$ 3,274	$ 1,281
Total reclassifications from AOCI to earnings	$ 1,144	$ 1,615	$ 3,445	$ 3,117

1	Totals for 2017 include the acceleration of deferred losses on interest rate hedges (see Note 6) referable to debt purchases (see Note 7).

Note 12: Equity

Our capital stock consists solely of common stock, par value $1.00 per share. Holders of our common stock are entitled to one vote per share. Our Certificate of Incorporation also authorizes 5,000,000 shares of preferred stock of which no shares have been issued. The terms and provisions of such shares will be determined by our Board of Directors upon any issuance in accordance with our Certificate of Incorporation.

There were no shares held in treasury as of September 30, 2018, December 31, 2017 and September 30, 2017.

Our common stock purchases (all of which were open market purchases) and subsequent retirements are summarized below:

	September 30	December 31	September 30
in thousands, except average price	2018	2017	2017
Shares Purchased and Retired
Number	866	510	510
Total purchase price	$ 99,916	$ 60,303	$ 60,303
Average price per share	$ 115.31	$ 118.18	$ 118.18

As of September 30, 2018, 8,623,227 shares may be purchased under the current purchase authorization of our Board of Directors.

Changes in total equity are summarized below:

"
	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Total Equity
Balance at beginning of period	$ 5,020,630	$ 4,602,104	$ 4,968,893	$ 4,572,476
Net earnings	179,151	108,579	391,783	273,639
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(32)	(377)	(31,370)	(24,485)
Purchase and retirement of common stock	(24,995)	0	(99,916)	(60,303)
Share-based compensation expense	6,887	6,282	21,650	19,953
Cash dividends on common stock
($0.28/$0.25/$0.84/$0.75 per share, respectively)	(36,996)	(33,069)	(111,192)	(99,263)
Other comprehensive income	1,144	1,615	5,941	3,117
Balance at end of period	$ 5,145,789	$ 4,685,134	$ 5,145,789	$ 4,685,134

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2018	2017	2018	2017
Total Revenues
Aggregates [1]	$ 983,731	$ 858,699	$ 2,639,653	$ 2,326,585
Asphalt [2]	231,700	189,940	547,363	461,474
Concrete	101,719	115,485	309,404	309,448
Calcium	1,912	1,965	6,136	5,822
Segment sales	$ 1,319,062	$ 1,166,089	$ 3,502,556	$ 3,103,329
Aggregates intersegment sales	(78,865)	(71,374)	(207,734)	(190,523)
Total revenues	$ 1,240,197	$ 1,094,715	$ 3,294,822	$ 2,912,806
Gross Profit
Aggregates [3]	$ 303,787	$ 257,751	$ 735,484	$ 647,961
Asphalt [3]	23,857	31,205	49,853	68,447
Concrete [3]	14,587	14,138	38,098	33,616
Calcium	911	664	2,226	1,972
Total	$ 343,142	$ 303,758	$ 825,661	$ 751,996
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 72,729	$ 64,071	$ 208,420	$ 182,559
Asphalt	8,428	6,494	22,728	18,841
Concrete	3,041	3,591	9,504	10,286
Calcium	68	180	207	567
Other	5,124	5,300	15,604	15,721
Total	$ 89,390	$ 79,636	$ 256,463	$ 227,974
Identifiable Assets [4]
Aggregates			$ 8,890,421	$ 7,974,915
Asphalt			551,336	355,171
Concrete			278,487	233,565
Calcium			4,288	3,505
Total identifiable assets			$ 9,724,532	$ 8,567,156
General corporate assets			108,034	171,015
Cash and cash equivalents and restricted cash			43,069	701,163
Total			$ 9,875,635	$ 9,439,334

1	Includes product sales, as well as freight & delivery costs that we pass along to our customers, and service revenues related to aggregates.
2	Includes product sales, as well as service revenues from our asphalt construction paving business.
3	The 2017 amounts have been revised as a result of our adoption of ASU 2017-07 as described in Note 17.
4

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2018	2017
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 82,339	$ 118,157
Income taxes	(99,585)	124,121
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 30,588	$ 10,602
Amounts referable to business acquisitions
Liabilities assumed	5,056	1,935
Consideration payable to seller	9,500	0

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September 30, 2018 and 2017. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2017 to September 30, 2018 are summarized below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2017	$ 3,030,688	$ 91,633	$ 0	$ 0	$ 3,122,321
Goodwill of acquired businesses [1]	47,294	0	0	0	47,294
Total as of September 30, 2018	$ 3,077,982	$ 91,633	$ 0	$ 0	$ 3,169,615

1	See Note 16 for a summary of acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2018 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2018, we purchased the following operations for total consideration of $216,581,000:

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

September 30
in thousands	2018
Fair Value of Purchase Consideration
Cash	$ 207,081
Payable to seller	9,500
Total fair value of purchase consideration	$ 216,581
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 16,434
Inventories	11,904
Other current assets	932
Property, plant & equipment	145,935
Other intangible assets
Contractual rights in place	41,497
Deferred income taxes, net	(34,808)
Liabilities assumed	(11,615)
Net identifiable assets acquired	$ 170,279
Goodwill	$ 46,302

As a result of the 2018 acquisitions, we recognized $41,497,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings ($40,417,000 – straight-line over a weighted-average 20 years and $1,080,000 – units of sales over an excess of 30 years) of which $4,720,000 will be deductible for income tax purposes over 15 years. Of the $46,302,000 of goodwill noted above (none of which will be deductible for income tax purposes), $34,808,000 represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired.

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

No assets met the criteria for held for sale at September 30, 2018, December 31, 2017 or September 30, 2017.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

PRESENTATION OF BENEFIT PLAN COSTS  During the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on a retrospective basis as required. This ASU changed the presentation of the net benefit cost in the income statement and limits benefit costs eligible for inventory capitalization to the service cost component (benefit costs capitalized in inventory are immaterial to our financial statements). We continue to present the service cost component of net benefit cost in cost of revenues and selling, administrative and general expenses consistent with employee compensation costs. The other components of net benefit cost (credit) are now included in other nonoperating income. These other components were a net credit for all periods presented resulting in a decrease in operating earnings and an increase in other nonoperating income, as follows: three months ended September 30, 2018 of $4,135,000; three months ended September 30, 2017 of $2,021,000; nine months ended September 30, 2018 of $12,404,000; and nine months ended September 30, 2017 of $6,062,000.

ACCOUNTING STANDARDS PENDING ADOPTION

defined benefit plans  In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans,” which adds, removes and clarifies the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2021 and is to be applied retrospectively. Early adoption is permitted. While we are still evaluating the impact of ASU 2018-14 and whether we will early adopt, it will not impact our consolidated financial statements as it only affects disclosure.

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

LEASE ACCOUNTING  In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases (excluding mineral leases) with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flow in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. We will adopt this standard in the first quarter of 2019 and will elect not to recast comparative periods presented.  We continue to evaluate the impact of this standard on our consolidated financial statements. The majority of our leases are for real property (land and buildings), which we have determined will be treated as operating leases under this ASU. As a result, we anticipate recording a right-of-use asset and related lease liability for these leases, but we do not expect our expense recognition pattern to change. Therefore, we do not anticipate a material change to our statements of comprehensive income or cash flows as a result of adopting this standard.

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

There are limited substitutes for quality aggregates. Because of barriers to entry created in many metropolitan markets by zoning and permitting regulation and because of high transportation costs relative to the value of the product, the location of reserves is a critical factor to our long-term success.

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

EXECUTIVE SUMMARY

Financial highlights for Third Quarter 2018

Compared to third quarter 2017:

▪	Total revenues increased $145.5 million, or 13%, to $1,240.2 million
▪	Gross profit increased $39.4 million, or 13%, to $343.1 million
▪	Aggregates segment sales increased $125.0 million, or 15%, to $983.7 million
▪	Aggregates segment freight-adjusted revenues increased $81.3 million, or 12%, to $749.8 million
▪	Shipments increased 10%, or 5.2 million tons, to 56.2 million tons
▪	Same-store shipments increased 6%, or 3.2 million tons, to 54.2 million tons
▪	Freight-adjusted sales price increased 2%, or $0.23 per ton
▪	Same-store freight-adjusted sales price increased 2%, or $0.23 per ton
▪	Segment gross profit increased $46.0 million, or 18%, to $303.8 million
▪	Asphalt, Concrete and Calcium segment gross profit decreased $6.7 million, or 14%, to $39.4 million, collectively
▪	Selling, administrative and general (SAG) expenses increased $8.0 million and declined 0.1 percentage points (10 basis points) as a percentage of total revenues
▪	Operating earnings increased $21.7 million, or 10%, to $249.2 million
▪	Earnings from continuing operations were $179.9 million, or $1.34 per diluted share, compared to $110.2 million, or $0.82 per diluted share
▪	Discrete items in the third quarter of 2018 include:
▪	pretax gains of $0.6 million for business interruption claims
▪	pretax charges of $10.0 million for divested operations
▪	pretax charges of $0.2 million associated with non-routine business development
▪	pretax charges of $0.3 million for restructuring
▪	Discrete items in the third quarter of 2017 include:
▪	pretax interest charges of $46.1 million related to the July 2017 debt purchase
▪	pretax charges of $0.1 million for divested operations
▪	pretax charges of $0.8 million associated with non-routine business development
▪	Net earnings were $179.2 million, an increase of $70.6 million, or 65%
▪	Adjusted EBITDA was $353.5 million, an increase of $41.7 million, or 13%
▪

Increased capital returned to shareholders via dividends ($37.0 million @ $0.28 per share versus $33.1 million @ $0.25 per share) and share repurchases ($25.0 million @ an average of $111.92 per share versus none in third quarter 2017)

Third quarter net earnings increased 65% year-over-year to $179.2 million on a 13% increase in total revenues. Earnings from continuing operations of $179.9 million were up 63% and Adjusted EBITDA increased 13% to $353.5 million.

Aggregates shipments increased 10% (6% on a same-store basis) and average selling price rose 2% (adjusted for mix +3%) over the prior year. As a result, gross profit in the Aggregates segment increased 18% to $303.8 million, or $5.41 per ton (same-store +15% to $295.3 million, or $5.45 per ton). Aggregates segment incremental gross profit margin was 37% and the gross profit flow-through rate on incremental segment sales excluding freight and delivery was 54% (same-store 65%). Although quarterly gross profit flow-through rates can vary widely from quarter to quarter, we expect continued flow-through improvement in the fourth quarter.

Our operating disciplines and execution in the third quarter were very good, and overcame weather challenges and higher diesel costs to deliver strong incremental earnings.  We estimate that weather conditions impacted third quarter earnings by approximately $27 million, as compared to $30 million in the prior year’s third quarter. Severe weather impacted our ability to serve customers in a number of key markets, but it didn’t stop us from improving our unit profitability and realizing double-digit earnings growth in our core aggregates business. Aggregates pricing continued to rise in the third quarter and unit costs declined, resulting in same-store earnings flow-through of 65%.

We are focused on finishing 2018 strong and carrying that momentum forward. Despite Hurricane Michael’s impact on shipments in the Gulf Coast and Southeastern markets in early October and continued wet weather in Texas,  the aggregates shipment growth rate seen in the third quarter should continue for the balance of the year. Aggregates pricing continues to show upward momentum and the rate of price growth should continue to improve during the fourth quarter given additional pricing actions implemented earlier this year in certain markets. Asphalt pricing gains are beginning to offset higher liquid asphalt costs but will only marginally benefit the rest of 2018. As a result, we expect full-year Asphalt segment gross profit to be approximately $25.0 million lower than the prior year ($18.6 million lower year-to-date). Through the first nine months of 2018, Concrete segment gross profit of $38.1 million is in line with our expectations. Full year expectations for SAG expense remain unchanged at $335 million. In summary, we now expect 2018 net earnings of approximately $530 million, earnings from continuing operations of between $3.85 and $3.95 per diluted share, Adjusted EBITDA of between $1.125 and $1.135 billion and after-tax cash flows from earnings of approximately $810 million. With disciplined capital deployment and compounding improvements in unit margins, our aggregates-centric business model should enable further gains in after tax-cash flows from earnings as the recovery moves forward.

Our capital allocation and investment-grade rating priorities remain unchanged. During the third quarter, we invested $48.1 million in core operating and maintenance capital, in line with expectations. We expect core operating and maintenance capital spending for the full year of approximately $225 million. Additionally, we invested $53.0 million in internal growth capital projects. Current projects underway include securing new aggregates reserves, developing new production sites, enhancing our distribution capabilities, and selectively expanding asphalt and concrete production capabilities. We now plan for $300 million in internal growth capital expenditures during 2018.

Our business is positioned for continued shipment growth, compounding pricing improvements, and further gains in unit profitability in 2019. Our broad geographic footprint is uniquely positioned in high-growth markets that are benefitting disproportionally from both growing public construction demand and continued growth in private demand, led by residential demand growth in our markets. The underlying direction of price remains clear, strongly supported by our strategic and tactical focus on compounding pricing improvements. We expect our aggregates shipment and price momentum to continue into 2019. Our preliminary outlook for 2019 includes mid-single digit growth in both aggregates volume and price.

We remain focused on executing at a high level  and capitalizing on the above-average demand growth in our markets  compared to the rest of the U.S., which supports our continued progress toward mid-cycle goals in 2019 and beyond.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share data	2018	2017	2018	2017
Total revenues	$ 1,240.2	$ 1,094.7	$ 3,294.8	$ 2,912.8
Cost of revenues	897.1	790.9	2,469.1	2,160.8
Gross profit	$ 343.1	$ 303.8	$ 825.7	$ 752.0
Selling, administrative and general expenses	$ 81.6	$ 73.6	$ 249.0	$ 239.1
Operating earnings	$ 249.2	$ 227.5	$ 561.2	$ 489.8
Interest expense, net	$ 33.5	$ 82.0	$ 104.6	$ 154.6
Earnings from continuing operations
before income taxes	$ 220.5	$ 149.2	$ 469.4	$ 347.0
Earnings from continuing operations	$ 179.9	$ 110.2	$ 393.6	$ 265.4
Earnings (loss) on discontinued operations,
net of income taxes	(0.7)	(1.6)	(1.8)	8.2
Net earnings	$ 179.2	$ 108.6	$ 391.8	$ 273.6
Basic earnings (loss) per share
Continuing operations	$ 1.36	$ 0.83	$ 2.97	$ 2.00
Discontinued operations	(0.01)	(0.01)	(0.01)	0.07
Basic net earnings per share	$ 1.35	$ 0.82	$ 2.96	$ 2.07
Diluted earnings (loss) per share
Continuing operations	$ 1.34	$ 0.82	$ 2.94	$ 1.97
Discontinued operations	0.00	(0.01)	(0.02)	0.06
Diluted net earnings per share	$ 1.34	$ 0.81	$ 2.92	$ 2.03
EBITDA	$ 343.5	$ 310.9	$ 830.4	$ 729.6
Adjusted EBITDA	$ 353.5	$ 311.8	$ 846.2	$ 748.8

third quarter 2018 Compared to third Quarter 2017

Third quarter 2018 total revenues were $1,240.2 million, up 13% from the third quarter of 2017. Shipments increased in aggregates (+10%) and asphalt mix (+4%) while they declined in ready-mixed concrete (-18%). Gross profit increased in the Aggregates (+$46.0 million or +18%) and Concrete (+$0.4 million or +3%) segments, while it declined in the Asphalt segment (-$7.3 million or -24%). Asphalt segment earnings were compressed by a 29% increase in unit costs for liquid asphalt. Likewise, a 28% increase in the unit cost of diesel fuel increased costs $7.9 million from the prior year quarter with most ($7.5 million) of this cost increase reflected in the Aggregates segment.

Net earnings for the third quarter of 2018 were $179.2 million, or $1.34 per diluted share, compared to $108.6 million, or $0.81 per diluted share, in the third quarter of 2017. Each period’s results were impacted by discrete items, as follows:

Net earnings for the third quarter of 2018 include:

▪	pretax gains of $0.6 million for business interruption claims
▪	pretax charges of $10.0 million for divested operations
▪	pretax charges of $0.2 million associated with non-routine business development
▪	pretax charges of $0.3 million for restructuring

Net earnings for the third quarter of 2017 include:

▪	pretax interest charges of $46.1 million related to the July 2017 debt purchase
▪	pretax charges of $0.1 million associated with divested operations
▪	pretax charges of $0.8 million associated with non-routine business development, net of termination fee

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2018 versus the third quarter of 2017 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2017	$ 149.2
Higher aggregates gross profit	46.0
Lower asphalt gross profit	(7.3)
Higher concrete gross profit	0.4
Higher calcium gross profit	0.2
Higher selling, administrative and general expenses	(8.0)
Higher gain on sale of property, plant & equipment and businesses	0.6
Lower interest expense, net	48.5
All other	(9.1)
Third quarter 2018	$ 220.5

Aggregates shipments increased 10% (6% same-store) versus the prior year quarter. Shipments in most markets outside those impacted by severe weather realized solid growth versus the prior year. Shipment growth in North Carolina and Virginia was interrupted due to the impact of Hurricane Florence and same-store shipment growth in most Texas markets was hampered due to extremely wet weather in September. We estimate that this year’s third quarter volume loss due to severe weather exceeded volume losses in last year’s third quarter.

Aggregates freight-adjusted average sales price increased 2% versus the prior year quarter, with the growth rate negatively affected by weather-impacted shipments in higher-priced markets such as North Carolina and Virginia as well as strong shipment growth in relatively lower-priced markets such as Alabama, Arizona and Illinois. Excluding this mix impact, aggregates price increased 3%. Positive trends in backlogged project work along with demand visibility, customer confidence, rising diesel prices, and logistics constraints support continued upward pricing movements for the remainder of the year and into 2019.

Unit cost of sales (freight-adjusted) decreased 1% (same-store -2%) versus the prior year quarter as fixed cost leverage and other operating efficiencies more than offset the 28% increase in the unit cost for diesel fuel and weather-related operating inefficiencies.

Third quarter 2018 Aggregates segment gross profit was $303.8 million ($5.41 per ton) versus $257.8 million ($5.06 per ton) in third quarter 2017. Gross profit continued to improve despite the aforementioned severe weather in key markets and the 28% increase in diesel cost per gallon.

Asphalt segment gross profit of $23.9 million was $7.3 million lower than the prior year quarter due to lower material margins. Although asphalt mix selling prices increased 8%, or $4.07 per ton, a 29% increase in unit costs for liquid asphalt more than offset the price improvement. For the quarter, higher liquid asphalt costs negatively affected segment earnings by $15.8 million.

Concrete segment gross profit ($14.6 million versus $14.1 million) improved slightly versus the prior year’s third quarter. Same-store shipments decreased 7% year-over-year due to wet weather in our Virginia markets. Same-store average price increases of 5% led to a 6% gain in the same-store material margins.

Our Calcium segment reported gross profit of $0.9 million versus $0.7 million in the third quarter of 2017.

SAG expenses were $81.6 million versus $73.6 million in the prior year’s third quarter. The year-over-year increase was primarily attributable to acquired operations and the timing of investments to further improve operational performance.  As a percentage of total revenues, third quarter SAG expense declined from 6.7% in 2017 to 6.6% in 2018.

Other operating expense, which has an approximate run-rate of $10.0 to $15.0 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items included in the total were:

▪	$14.5 million in third quarter 2018 — includes discrete items as follows:
▪	$0.6 million gain referable to the settlement of business interruption claims related to the 2010 Gulf Coast oil spill
▪

$10.0 million of charges associated with divested operations including $9.2 million of environmental liability accruals related to the Hewitt Landfill matter (see Note 8 to the condensed consolidated financial statements)

▪	$0.2 million of non-routine business development charges
▪	$0.3 million of managerial restructuring charges

▪	$4.2 million in third quarter 2017 — includes discrete items as follows:
▪	$1.2 million of charges associated with non-routine business development
▪	$0.1 million of charges for divested operations

Net interest expense was $33.5 million in the third quarter of 2018 compared to $82.0 million in the third quarter of 2017. The prior year amount includes  a  $46.1 million charge related to the July 2017 debt purchase. For additional details, see Note 7 to the condensed consolidated financial statements.

Income tax expense from continuing operations was $40.7 million in the third quarter of 2018 compared to $39.1 million in the third quarter of 2017. The small increase in income tax expense on a significant increase in pretax earnings was due to the lower tax rate from the TCJA and the recognition of $7.2 million of previously unrecognized tax benefits due to the expiration of statute of limitations.

Earnings from continuing operations were $1.34 per diluted share in the third quarter of 2018 compared to $0.82 per diluted share in the third quarter of 2017.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $1.0 million in 2018 compared with $1.3 million in 2017. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 2 to the condensed consolidated financial statements.

YEAR-TO-DATE SEPTEMBER 30, 2018 Compared to YEAR-TO-DATE SEPTEMBER 30, 2017

Total revenues for the first nine months of 2018 were $3,294.8 million, up 13% from the first nine months of 2017. Shipments were up in aggregates (+11%) and asphalt mix (+5%) while down in ready-mixed concrete (-7%). Gross profit increased in the Aggregates (+$87.5 million or +14%) and Concrete (+$4.5 million or +13%) segments while it declined in the Asphalt segment (-$18.6 million or -27%). Asphalt segment earnings were compressed by a 25% increase in unit costs for liquid asphalt. Likewise, a 28% increase in the unit cost of diesel fuel increased costs $21.4 million from the first nine months of 2017 with most ($19.6 million) of this cost increase reflected in the Aggregates segment.

Net earnings for first nine months of 2018 were $391.8 million, or $2.92 per diluted share, compared to $273.6 million, or $2.03 per diluted share, in the first nine months of 2017. Each period’s results were impacted by discrete items, as follows:

▪

Net earnings for the first nine months of 2018 include pretax interest charges of $7.4 million related to early debt retirement, pretax gains of $2.9 million related to the sale of businesses, pretax gains of $2.3 million for business interruption claims, pretax charges of $10.0 million associated with divested operations, pretax charges of $5.2 million associated with non-routine business development, and pretax charges of $5.7 million for restructuring.

▪

Net earnings for the first nine months of 2017 include pretax interest charges of $46.1 million related to the July 2017 debt purchases, pretax charges of $16.5 million associated with divested operations, pretax charges of $0.8 million associated with non-routine business development (net of contract termination fee), and pretax charges of $1.9 million for restructuring.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2018 versus year-to-date September 30, 2017 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2017	$ 347.0
Higher aggregates gross profit	87.5
Lower asphalt gross profit	(18.6)
Higher concrete gross profit	4.5
Higher calcium gross profit	0.3
Higher selling, administrative and general expenses	(9.9)
Higher gain on sale of property, plant & equipment and businesses	3.7
Lower interest expense, net	50.0
All other	4.9
Year-to-date September 30, 2018	$ 469.4

Gross profit for our Aggregates segment was $735.5 million for the first nine months of 2018 versus $648.0 million in the comparable period of 2017. Aggregates segment sales of $2,639.7 million were up 13%, and aggregates freight-adjusted revenues of $2,009.7 million were up 12%. Year-to-date aggregates shipments increased 11% (same-store 6%), or 14.5 million tons (same-store 8.7 million tons), compared to the first nine months of 2017. Freight-adjusted average sales price for aggregates increased 1% (same-store 1%), or $0.15 (same-store $0.18) per ton, versus the first nine months of 2017. Year-to-date unit cost of sales (freight-adjusted) in the Aggregates segment was essentially flat ($8.40 versus $8.38) versus the first nine months of 2017. As noted above, higher diesel fuel costs accounted for $19.6 million (or $0.13 per ton) of the cost increase in the Aggregates segment. Gross profit per ton was  $4.85 for the first nine months of 2018 compared with $4.72 per ton for the first nine months of 2017.

Our Aggregates segment gross profit flow-through rate continues to move towards longer-term expectations of 60%. Through the first nine months of 2018, Aggregates segment incremental gross profit margin was 28% and the gross profit flow-through rate on incremental segment sales excluding freight and delivery was 39% (same-store 52%). Higher unit prices for diesel fuel negatively impacted this incremental gross profit metric by 9 percentage points (same-store 13 percentage points).

Asphalt segment gross profit of $49.9 million was down $18.6 million from the first nine months of 2017. Shipments increased 5% in total while down slightly on a same-store basis. Material margins were lower as a result of higher liquid asphalt unit costs. Year-to-date, higher liquid asphalt costs negatively affected segment earnings by $32.2 million.

Concrete segment gross profit was $38.1 million for the first nine months of 2018, up $4.5 million from the prior year period. Shipments decreased 7% (same-store increased 1%) versus comparable 2017. Strategic market restructuring (exiting Georgia and Arizona and entering Northern California) contributed to improved Concrete segment material margins and unit gross profit versus the first nine months of 2017. Year-to-date 2018, Concrete segment unit gross profit was 22% higher than year-to-date 2017.

Our Calcium segment reported gross profit of $2.2 million was up $0.3 million or 13% versus the first nine months of 2017.

SAG expenses were $249.0 million versus $239.1 million in the prior year’s first nine months reflecting a 0.6 percentage point (60 basis point) decrease as a percentage of total revenues.

Other operating expense, which has an approximate run-rate of $10.0 to $15.0 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items included in the total were:

▪	$23.8 million in the first nine months of 2018 — includes discrete items as follows:
▪	$2.3 million gain referable to the settlement of business interruption claims related to the 2010 Gulf Coast oil spill
▪

$10.0 million of charges associated with divested operations including $9.2 million of environmental liability accruals related to the Hewitt Landfill matter (see Note 8 to the condensed consolidated financial statements)

▪	$0.6 million of non-routine business development charges
▪	$5.7 million of managerial restructuring charges

▪	$27.7 million in the first nine months of 2017 — includes discrete items as follows:
▪	$16.5 million of charges associated with divested operations including $15.6 million of environmental liability accruals related to the Hewitt Landfill matter
▪	$1.2 million of non-routine business development charges, net of an $8.0 million credit related to an asset purchase agreement termination fee
▪	$1.9 million of managerial restructuring charges

Net interest expense was $104.6 million in the first nine months of 2018 compared to $154.6 million in the first nine months of 2017. The current year expense includes $7.4 million of charges related to the first quarter 2018 debt refinancing while the prior year expense includes $46.1 million related to the July 2017 debt purchases.

Income tax expense from continuing operations was $75.8 million in the first nine months of 2018 compared to $81.6 million in the first nine months of 2017. The decrease in income tax expense was largely due to the lower rate resulting from the TCJA.

Earnings from continuing operations were $2.94 per diluted share in the first nine months of 2018 compared to $1.97 per diluted share in the first nine months of 2017.

Discontinued Operations — Year-to-date September pretax loss from discontinued operations was $2.4 million in 2018 compared with pretax earnings of $13.6 million in 2017. Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. The prior year results also include insurance recoveries from previously incurred general liability costs. For additional details, see Note 2 to the condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2018	2017	2018	2017
Aggregates segment
Segment sales	$ 983.7	$ 858.7	$ 2,639.7	$ 2,326.6
Less
Freight & delivery revenues [1]	221.0	181.3	593.5	505.6
Other revenues	12.9	8.9	36.5	24.3
Freight-adjusted revenues	$ 749.8	$ 668.5	$ 2,009.7	$ 1,796.7
Unit shipments - tons	56.2	50.9	151.7	137.2
Freight-adjusted sales price	$ 13.35	$ 13.12	$ 13.25	$ 13.10

1	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

Aggregates segment gross profit margin in accordance with gaap

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2018	2017	2018	2017
Aggregates segment
Gross profit	$ 303.8	$ 257.8	$ 735.5	$ 648.0
Segment sales	$ 983.7	$ 858.7	$ 2,639.7	$ 2,326.6
Gross profit margin	30.9%	30.0%	27.9%	27.9%
Incremental gross profit margin	36.8%		28.0%

Aggregates segment gross profit as a percentage of
segment sales excluding freight & delivery

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2018	2017	2018	2017
Aggregates segment
Gross profit	$ 303.8	$ 257.8	$ 735.5	$ 648.0
Segment sales	$ 983.7	$ 858.7	$ 2,639.7	$ 2,326.6
Freight & delivery revenues [1]	221.0	181.3	593.5	505.6
Segment sales excluding freight & delivery	$ 762.7	$ 677.4	$ 2,046.2	$ 1,821.0
Gross profit as a percentage of segment sales
excluding freight & delivery	39.8%	38.0%	35.9%	35.6%
Incremental gross profit as a percentage of
segment sales excluding freight & delivery	54.0%		38.9%

1	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

cash gross profit

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2018	2017	2018	2017
Aggregates segment
Gross profit	$ 303.8	$ 257.8	$ 735.5	$ 648.0
DDA&A	72.7	64.1	208.4	182.6
Aggregates segment cash gross profit	$ 376.5	$ 321.9	$ 943.9	$ 830.6
Unit shipments - tons	56.2	50.9	151.7	137.2
Aggregates segment cash gross profit per ton	$ 6.70	$ 6.32	$ 6.22	$ 6.06
Asphalt segment
Gross profit	$ 23.9	$ 31.2	$ 49.9	$ 68.4
DDA&A	8.4	6.5	22.7	18.8
Asphalt segment cash gross profit	$ 32.3	$ 37.7	$ 72.6	$ 87.2
Concrete segment
Gross profit	$ 14.6	$ 14.1	$ 38.1	$ 33.6
DDA&A	3.0	3.6	9.5	10.3
Concrete segment cash gross profit	$ 17.6	$ 17.7	$ 47.6	$ 43.9
Calcium segment
Gross profit	$ 0.9	$ 0.7	$ 2.2	$ 2.0
DDA&A	0.1	0.2	0.2	0.6
Calcium segment cash gross profit	$ 1.0	$ 0.9	$ 2.4	$ 2.6

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

EBITDA and adjusted ebitda

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2018	2017	2018	2017
Net earnings	$ 179.2	$ 108.6	$ 391.8	$ 273.6
Income tax expense	40.7	39.1	75.8	81.6
Interest expense, net of interest income	33.5	82.0	104.6	154.6
(Earnings) loss on discontinued operations, net of tax	0.7	1.6	1.8	(8.2)
EBIT	254.1	231.3	573.9	501.6
Depreciation, depletion, accretion and amortization	89.4	79.6	256.5	228.0
EBITDA	$ 343.5	$ 310.9	$ 830.4	$ 729.6
Gain on sale of businesses	$ 0.0	$ 0.0	$ (2.9)	$ 0.0
Business interruption claims recovery	(0.6)	0.0	(2.3)	0.0
Charges associated with divested operations	10.0	0.1	10.0	16.5
Business development, net of termination fee [1]	0.2	0.8	5.2	0.8
Restructuring charges	0.3	0.0	5.7	1.9
Adjusted EBITDA	$ 353.5	$ 311.8	$ 846.2	$ 748.8
Depreciation, depletion, accretion and amortization	(89.4)	(79.6)	(256.5)	(228.0)
Adjusted EBIT	$ 264.1	$ 232.2	$ 589.7	$ 520.8

1	Represents non-routine charges associated with acquisitions including the cost impact of purchase accounting inventory valuations.

2018 projected ebitda and AFTER-TAX cash flow from earnings

The following reconciliation to the mid-point of the range of 2018 Projected EBITDA excludes adjustments which are difficult to forecast (timing or amount). Due to the difficulty in forecasting such adjustments, we are unable to estimate their significance. Additionally, we present the metric Projected After-Tax Cash Flow from Earnings to assess the operating performance of our business and as a basis for strategic planning and forecasting. These metrics are not defined by GAAP and should not be considered as alternatives to earnings measures defined by GAAP. Reconciliation of these metrics to their nearest GAAP measure is presented below:

2018 Projected
in millions	Mid-point
Net earnings	$ 530
Income tax expense	125
Interest expense, net	135
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	340
Projected EBITDA	$ 1,130
Less
Working capital change	50
Operating & maintenance capital expenditures	225
Cash taxes before impact of certain non-recurring benefits	45
Projected after-tax cash flow from earnings	$ 810

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

Cash

Included in our September 30, 2018 cash and cash equivalents and restricted cash balance of $43.1 million is $26.8 million of cash held at our foreign subsidiaries. All of this $26.8 million of cash relates to earnings that are indefinitely reinvested offshore. Use of this cash is currently limited to our foreign operations.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2018	2017
Net earnings	$ 391.8	$ 273.6
Depreciation, depletion, accretion and amortization (DDA&A)	256.5	228.0
Contributions to pension plans	(107.2)	(17.6)
Cost of debt purchase	6.9	43.0
Other operating cash flows, net [1]	24.6	(127.5)
Net cash provided by operating activities	$ 572.6	$ 399.5

1	Primarily reflects changes to working capital balances.

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization. Net cash provided by operating activities was $572.6 million during the nine months ended September 30, 2018, a $173.1 million increase compared to the same period of 2017. During the first quarter of 2018, we made a $100.0 million discretionary contribution to our qualified pension plans that was deductible for tax purposes in 2017 and early retired debt incurring premium and transaction costs of $6.9 million which is added back to operating cash flows and reflected as a financing cash outflow. During the third quarter of 2017, we made a discretionary pension plan contribution of $10.6 million and early retired debt at a $43.0 million premium which was added back to operating cash flows and is reflected as a financing cash outflow.

cash from investing activities

Net cash used for investing activities was $549.5 million during the first nine months of 2018, a $17.1 million decrease compared to the same period of 2017. We invested $348.2 million in our existing operations in the first nine months of 2018, compared to the $366.8 million in the prior year period. Of this $348.2 million, $194.8 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities. Additionally, during the first nine months of 2018, we acquired businesses for $213.1 million of cash consideration as described in Note 16 to the condensed consolidated financial statements. During the first nine months of 2017, we acquired the following businesses for $210.6 million of cash consideration: California — ready-mixed concrete facilities, an aggregates marine distribution yard and building materials yards; Illinois — aggregates facilities; New Mexico — an aggregates facility; and Tennessee — aggregates facilities, asphalt mix operations and a construction paving business. Furthermore, during the first quarter of 2018, we divested our ready-mixed concrete operations in Georgia resulting in proceeds of $11.3 million.

cash from financing activities

Net cash used for financing activities in the first nine months of 2018 was $126.7 million, compared to $600.2 million provided by financing activities in the same period of 2017. The prior year period included $784.4 million of net proceeds from debt refinancing activities compared to current year net proceeds of $115.8 million (as described in the debt section below). Additionally, we increased by $51.5 million the return of capital to our shareholders via higher dividends of $11.9 million ($0.28 per share compared to $0.25 per share) and higher share repurchases of $39.6 million (866,490 shares @ $115.31 average price per share compared to 510,283 shares @ $118.18 average price per share).

debt

Certain debt measures are presented below:

	September 30	December 31	September 30
dollars in millions	2018	2017	2017
Debt
Current maturities of long-term debt	$ 0.0	$ 41.4	$ 4.8
Short-term debt	200.0	0.0	0.0
Long-term debt [1]	2,778.1	2,813.5	2,810.0
Total debt	$ 2,978.1	$ 2,854.9	$ 2,814.8
Capital
Total debt	$ 2,978.1	$ 2,854.9	$ 2,814.8
Equity	5,145.8	4,968.9	4,685.1
Total capital	$ 8,123.9	$ 7,823.8	$ 7,499.9
Total Debt as a Percentage of Total Capital	36.7%	36.5%	37.5%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.25%	1.25%
Term debt	4.45%	4.26%	5.08%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	68.8%	61.8%	82.4%
Floating-rate debt	31.2%	38.2%	17.6%

1

Includes borrowings under our line of credit for which we have the intent and ability to extend payment beyond twelve months, as follows: September 30, 2018 — none, December 31, 2017 — $250.0 million and September 30, 2017 — none.  The December 31, 2017 long-term debt also includes a $350.0 million unsecured term loan due 2018 which was subsequently refinanced in February 2018.

2	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

Covenants, borrowing cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2018, we were in compliance with the line of credit covenants and the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of September 30, 2018, our available borrowing capacity under the line of credit was $505.0 million. Utilization of the borrowing capacity was as follows:

▪	$200.0 million was borrowed
▪	$45.0 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846.4 million of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of September 30, 2018, we were in compliance with all term debt covenants.

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

As a result of the 2017 early debt retirements, we recognized premiums of $139.2 million,  transaction costs of $1.6 million and net noncash expense (acceleration of unamortized deferred transaction costs) of $7.2 million. The combined charge of $148.0 million was a component of interest expense for the year ended December 31, 2017 with $46.1 million recognized in the three and nine months ended September 30, 2017.

CURRENT MATURITIES of long-term debt

As a result of the debt refinancing activities completed in the first quarter of 2018, current maturities of long-term debt as of September 30, 2018 were insignificant.

debt ratings

Our debt ratings and outlooks as of September 30, 2018 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB-/stable	9/24/2018	rating/outlook affirmed
Moody's	Baa3/stable	2/20/2018	rating/outlook affirmed
Standard & Poor's	BBB/stable	2/20/2018	rating/outlook affirmed

Equity

Our common stock issuances and purchases are as follows:

September 30		December 31	September 30
in thousands	2018	2017	2017
Common stock shares at January 1,
issued and outstanding	132,324	132,339	132,339
Common Stock Issuances
Share-based compensation plans	587	495	452
Common Stock Purchases
Purchased and retired	(866)	(510)	(510)
Common stock shares at end of period,
issued and outstanding	132,045	132,324	132,281

On February 10, 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2018, there were 8,623,227 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

Our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are detailed below:

September 30		December 31	September 30
in thousands, except average price	2018	2017	2017
Shares Purchased and Retired
Number	866	510	510
Total purchase price	$ 99,916	$ 60,303	$ 60,303
Average price per share	$ 115.31	$ 118.18	$ 118.18

There were no shares held in treasury as of September 30, 2018, December 31, 2017 and September 30, 2017.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2018.

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

At September 30, 2018, the estimated fair value of our long-term debt including current maturities was $2,743.5 million compared to a book value of $2,778.2 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $249.9 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

No material changes were made during the third quarter of 2018 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017  and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended September 30, 2018 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2018
July 1 - July 31	0	$ 0.00	0	8,846,570
Aug 1 - Aug 31	223,343	$ 111.92	223,343	8,623,227
Sept 1 - Sept 30	0	$ 0.00	0	8,623,227
Total	223,343	$ 111.92	223,343

1

On February 10, 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2018, there were 8,623,227 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the third quarter of 2018.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10.1

Separation Agreement, dated as of July 7, 2018, by and between John R. McPherson and Vulcan Materials Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2018 [1,2]

Exhibit 10.2	Offer Letter, dated as of June 19, 2018, by and between Suzanne H. Wood and Vulcan Materials Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2018 [1,2]
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

[1]	Incorporated by reference.
[2]	Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date October 31, 2018	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date October 31, 2018	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)