Form 10-Q
period 2019-03-31
Vulcan Materials CO
filed 2019-05-03
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	VMC	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class		Shares outstanding at April 30, 2019
Common Stock, $1 Par Value		132,092,119

part I   financial information

ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	March 31	December 31	March 31
in thousands	2019	2018	2018
Assets
Cash and cash equivalents	$ 30,838	$ 40,037	$ 38,141
Restricted cash	270	4,367	8,373
Accounts and notes receivable
Accounts and notes receivable, gross	563,084	542,868	492,103
Allowance for doubtful accounts	(2,554)	(2,090)	(2,667)
Accounts and notes receivable, net	560,530	540,778	489,436
Inventories
Finished products	369,743	372,604	340,666
Raw materials	27,951	27,942	29,393
Products in process	4,976	3,064	1,303
Operating supplies and other	26,727	25,720	28,392
Inventories	429,397	429,330	399,754
Other current assets	62,816	64,633	75,495
Total current assets	1,083,851	1,079,145	1,011,199
Investments and long-term receivables	50,952	44,615	35,056
Property, plant & equipment
Property, plant & equipment, cost	8,559,549	8,457,619	8,116,439
Allowances for depreciation, depletion & amortization	(4,284,211)	(4,220,312)	(4,090,574)
Property, plant & equipment, net	4,275,338	4,237,307	4,025,865
Operating lease right-of-use assets, net	426,381	0	0
Goodwill	3,161,842	3,165,396	3,130,161
Other intangible assets, net	1,085,398	1,095,378	1,060,831
Other noncurrent assets	213,090	210,289	190,099
Total assets	$ 10,296,852	$ 9,832,130	$ 9,453,211
Liabilities
Current maturities of long-term debt	24	23	22
Short-term debt	178,500	133,000	200,000
Trade payables and accruals	248,119	216,473	188,163
Other current liabilities	232,964	253,054	195,122
Total current liabilities	659,607	602,550	583,307
Long-term debt	2,780,589	2,779,357	2,775,687
Deferred income taxes, net	568,229	567,283	479,430
Deferred revenue	184,744	186,397	190,731
Operating lease liabilities	403,426	0	0
Other noncurrent liabilities	483,048	493,640	510,846
Total liabilities	$ 5,079,643	$ 4,629,227	$ 4,540,001
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,069, 131,762 and 132,290 shares, respectively	132,069	131,762	132,290
Capital in excess of par value	2,789,864	2,798,486	2,787,848
Retained earnings	2,467,201	2,444,870	2,138,885
Accumulated other comprehensive loss	(171,925)	(172,215)	(145,813)
Total equity	$ 5,217,209	$ 5,202,903	$ 4,913,210
Total liabilities and equity	$ 10,296,852	$ 9,832,130	$ 9,453,211
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited	March 31
in thousands, except per share data	2019	2018
Total revenues	$ 996,511	$ 854,474
Cost of revenues	804,836	695,140
Gross profit	191,675	159,334
Selling, administrative and general expenses	90,268	78,340
Gain on sale of property, plant & equipment
and businesses	7,297	4,164
Other operating expense, net	(4,271)	(3,963)
Operating earnings	104,433	81,195
Other nonoperating income, net	3,129	5,071
Interest expense, net	32,934	37,774
Earnings from continuing operations
before income taxes	74,628	48,492
Income tax expense (benefit)	10,693	(4,903)
Earnings from continuing operations	63,935	53,395
Loss on discontinued operations, net of tax	(636)	(416)
Net earnings	$ 63,299	$ 52,979
Other comprehensive income, net of tax
Deferred gain on interest rate derivative	0	2,496
Amortization of prior interest rate derivative loss	55	66
Amortization of actuarial loss and prior service
cost for benefit plans	235	1,091
Other comprehensive income	290	3,653
Comprehensive income	$ 63,589	$ 56,632
Basic earnings (loss) per share
Continuing operations	$ 0.48	$ 0.40
Discontinued operations	0.00	0.00
Net earnings	$ 0.48	$ 0.40
Diluted earnings (loss) per share
Continuing operations	$ 0.48	$ 0.40
Discontinued operations	0.00	(0.01)
Net earnings	$ 0.48	$ 0.39
Weighted-average common shares outstanding
Basic	132,043	132,690
Assuming dilution	133,054	134,359
Depreciation, depletion, accretion and amortization	$ 89,181	$ 81,439
Effective tax rate from continuing operations	14.3%	-10.1%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited	March 31
in thousands	2019	2018
Operating Activities
Net earnings	$ 63,299	$ 52,979
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	89,181	81,439
Net gain on sale of property, plant & equipment and businesses	(7,297)	(4,164)
Contributions to pension plans	(2,320)	(102,443)
Share-based compensation expense	5,724	6,794
Deferred tax expense (benefit)	774	7,968
Cost of debt purchase	0	6,922
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(45,765)	39,832
Other, net	12,568	3,641
Net cash provided by operating activities	$ 116,164	$ 92,968
Investing Activities
Purchases of property, plant & equipment	(122,019)	(128,688)
Proceeds from sale of property, plant & equipment	6,512	1,701
Proceeds from sale of businesses	1,744	11,256
Payment for businesses acquired, net of acquired cash	1,122	(76,259)
Other, net	(7,237)	(34)
Net cash used for investing activities	$ (119,878)	$ (192,024)
Financing Activities
Proceeds from short-term debt	196,200	252,000
Payment of short-term debt	(150,700)	(52,000)
Payment of current maturities and long-term debt	(6)	(892,038)
Proceeds from issuance of long-term debt	0	850,000
Debt issuance and exchange costs	0	(45,513)
Settlements of interest rate derivatives	0	3,378
Purchases of common stock	0	(55,568)
Dividends paid	(40,939)	(37,176)
Share-based compensation, shares withheld for taxes	(14,137)	(24,159)
Net cash used for financing activities	$ (9,582)	$ (1,076)
Net decrease in cash and cash equivalents and restricted cash	(13,296)	(100,132)
Cash and cash equivalents and restricted cash at beginning of year	44,404	146,646
Cash and cash equivalents and restricted cash at end of period	$ 31,108	$ 46,514
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Due to the 2005 sale of our Chemicals business as described within this Note under the caption Discontinued Operations, the results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2019 presentation.

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

LEASES

Beginning in 2019 (see ASU 2016-02, “Leases,” as presented in Note 17), our nonmineral leases are recognized on the balance sheet as right-of-use (ROU) assets and lease liabilities. Mineral leases continue to be exempt from balance sheet recognition.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU assets are adjusted for any prepaid lease payments and lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We elected the following practical expedients: (1) the practical expedient package which permits us to not reassess our prior conclusions about lease identification, lease classification, and initial direct costs; (2) to not separate the lease components from the non-lease components for all leases; (3) to apply a portfolio approach to our railcar and barge leases; (4) to not recognize ROU assets and lease liabilities for all pre-existing land easements not previously accounted for as leases; and (5) to not recognize ROU assets or lease liabilities for our short-term  leases, including existing short-term leases of those assets in transition.

For additional information about leases see Note 2.

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended
	March 31
in thousands	2019	2018
Discontinued Operations
Pretax loss	$ (638)	$ (566)
Income tax benefit	2	150
Loss on discontinued operations,
net of tax	$ (636)	$ (416)

Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business (including certain matters as discussed in Note 8). There were no revenues from discontinued operations for the periods presented.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in thousands	2019	2018
Weighted-average common shares
outstanding	132,043	132,690
Dilutive effect of
Stock-Only Stock Appreciation Rights	742	1,132
Other stock compensation plans	269	537
Weighted-average common shares
outstanding, assuming dilution	133,054	134,359

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended
	March 31
in thousands	2019	2018
Antidilutive common stock equivalents	220	157

Note 2: Leases

Operating lease-related assets and liabilities (we do not have any material finance leases) reflected on our March 31, 2019 balance sheet and the weighted-average lease term and discount rate are as follows:

		March 31
in thousands	Classification on the Balance Sheet	2019
Assets
Operating lease right-of-use assets		$ 434,970
Accumulated amortization		(8,589)
Total lease assets	Operating lease right-of-use assets, net	$ 426,381
Liabilities
Current
Operating	Other current liabilities	$ 31,255
Noncurrent
Operating	Operating lease liabilities	403,426
Total lease liabilities		$ 434,681
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		10.3
Weighted-average discount rate
Operating leases		4.4%

Our portfolio of nonmineral leases is composed almost entirely of operating leases for real estate (including office buildings, aggregates sales yards, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, office equipment and plant equipment).

Our building leases have remaining noncancelable periods of 1 - 30 years, and lease terms (including options to extend) of 1 - 30 years. Key factors in determining the certainty of lease renewals include the location of the building, the value of leasehold improvements and the cost to relocate. Rental payments for certain of our building leases are periodically adjusted for inflation and this variable component is recognized as expense when incurred. Many of our building leases contain common area maintenance charges which we include in the calculation of our lease liability (the lease consideration is not allocated between the lease and non-lease components).

Our aggregates sales yard leases have remaining noncancelable periods of 0 - 13 years, and lease terms of  2 - 80 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Certain aggregates sales yard lease agreements include rental payments based on a percentage of sales over contractual levels or the number of shipments received into the sales yard. Variable payments for these sales yards comprise a majority of the overall variable lease cost presented in the table below.

Our concrete and asphalt site leases have remaining noncancelable periods of 0 - 97 years, and lease terms of  1 - 97 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Rental payments are generally fixed for our concrete and asphalt sites.

Our rail (car and track) leases have remaining noncancelable periods of 0 - 7 years, and lease terms of  2 - 76 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed for our rail leases. The majority of our rail leases contain substitution rights that allow the supplier to replace damaged equipment. Because these rights are generally limited to either replacing railcars or moving our placement on rail track for purposes of repair or maintenance, we do not consider these substitution rights to be substantive and have recorded a lease liability and ROU asset for all leased rail.

Our barge leases have remaining noncancelable periods of 2 - 3 years, and lease terms (including options to extend) of 10 - 16 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed. Like our rail leases, our barge leases contain non-substantive substitution rights that are limited to replacing barges in need of repair or maintenance.

Office and plant equipment leases have remaining noncancelable periods of 0 - 4 years, and lease terms of  0 - 4 years. The key factor in determining the certainty of lease renewals is the market rental rate for comparable assets. Rental payments are generally fixed for our equipment leases with terms greater than 1 year. The significant majority of our short-term lease cost presented in the table below is derived from office and plant equipment leases with terms of 1 year or less.

Our lease agreements do not contain material residual value guarantees, material restrictive covenants or material termination options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. The components of nonmineral operating lease expense are as follows:

Three Months Ended
March 31
in thousands	2019
Lease cost
Operating lease cost	$ 14,127
Short-term lease cost [1]	8,700
Variable lease cost	3,068
Sublease income	(610)
Total lease cost	$ 25,285

1	We have elected to recognize the cost of leases with an initial term of one month or less within our short-term lease cost.

Total nonmineral operating lease expense for the prior year’s three months ended March 31, 2018 was $24,352,000.

Cash paid for operating leases was $13,333,000 for the three months ended March 31, 2019 and was reflected as a reduction to operating cash flows.

Maturity analysis on an undiscounted basis of our nonmineral lease liabilities  as of March 31, 2019 is as follows:

Operating
in thousands	Leases
Maturity of Lease Liabilities
2019 (remainder)	$ 39,281
2020	49,300
2021	45,607
2022	40,680
2023	36,143
Thereafter	605,516
Total minimum lease payments	$ 816,527
Less: Lease payments representing interest	381,846
Present value of future minimum lease payments	$ 434,681
Less: Current obligations under leases	31,255
Long-term lease obligations	$ 403,426

Future minimum operating lease payments under leases with initial or remaining noncancelable lease terms in excess of one year, exclusive of mineral leases, as of December 31, 2018 were payable as follows:

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

In the first quarter of 2019, we recorded income tax expense from continuing operations of $10,693,000 compared to an income tax benefit from continuing operations of $4,903,000 in the first quarter of 2018.  The increase in tax expense is related to an increase in earnings along with a decrease in share-based compensation excess tax benefits.

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

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. At December 31, 2019, we project state net operating loss carryforward deferred tax assets of $65,787,000 ($63,603,000 relates to Alabama), against which we project to have a valuation allowance of $29,678,000  ($29,183,000 relates to Alabama). The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2032.

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

A summary of our deferred tax assets is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Note 4: revenueS

Revenues are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect are excluded from revenues. Costs to obtain and fulfill contracts (primarily asphalt construction paving contracts) are immaterial and are expensed as incurred when the expected amortization period is one year or less.

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees.  Our total service revenues were $34,515,000 and $18,639,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Our segment total revenues by geographic market for the three month periods ended March  31, 2019 and 2018 are disaggregated as follows:

	Three Months Ended March 31, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 224,902	$ 18,216	$ 54,716	$ 0	$ 297,834
Gulf Coast	496,633	37,053	16,505	1,951	552,142
West	113,430	76,821	12,416	0	202,667
Segment sales	$ 834,965	$ 132,090	$ 83,637	$ 1,951	$ 1,052,643
Intersegment sales	(56,132)	0	0	0	(56,132)
Total revenues	$ 778,833	$ 132,090	$ 83,637	$ 1,951	$ 996,511

	Three Months Ended March 31, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 193,848	$ 11,729	$ 61,571	$ 0	$ 267,148
Gulf Coast	383,941	14,644	25,199	1,942	425,726
West	121,868	77,462	14,192	0	213,522
Segment sales	$ 699,657	$ 103,835	$ 100,962	$ 1,942	$ 906,396
Intersegment sales	(51,922)	0	0	0	(51,922)
Total revenues	$ 647,735	$ 103,835	$ 100,962	$ 1,942	$ 854,474

1	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina, Texas and the Bahamas

West market — Arizona, California and New Mexico

PRODUCT REVENUES

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs at a point in time when our aggregates, asphalt mix and ready-mixed concrete are shipped/delivered and control passes to the customer. Revenue for our products is recorded at the fixed invoice amount and is due by the 15th day of the following month — we do not offer discounts for early payment. Freight & delivery generally represents pass-through transportation we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers and are accounted for as a fulfillment activity. Likewise, the costs related to freight & delivery are included in cost of revenues.

Freight & delivery revenues are as follows:

	Three Months Ended
	March 31
in thousands	2019	2018
Freight & Delivery Revenues
Total revenues	$ 996,511	$ 854,474
Freight & delivery revenues [1]	(162,605)	(129,690)
Total revenues excluding freight & delivery	$ 833,906	$ 724,784

1	Includes freight & delivery to remote distribution sites.

CONSTRUCTION PAVING SERVICE REVENUES

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

VOLUMETRIC PRODUCTION PAYMENT DEFERRED REVENUES

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended
	March 31
in thousands	2019	2018
Deferred Revenue
Balance at beginning of year	$ 192,783	$ 199,556
Revenue recognized from deferred revenue	(1,652)	(1,355)
Balance at end of period	$ 191,131	$ 198,201

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of deferred revenue as income during the 12-month period ending March 31, 2020 (reflected in other current liabilities in our March  31, 2019 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	March 31	December 31	March 31
in thousands	2019	2018	2018
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 20,953	$ 19,164	$ 19,412
Total	$ 20,953	$ 19,164	$ 19,412

Level 2 Fair Value
	March 31	December 31	March 31
in thousands	2019	2018	2018
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 490	$ 1,015	$ 2,738
Total	$ 490	$ 1,015	$ 2,738

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

Net gains (losses) of the Rabbi Trust investments were $1,863,000 and $(776,000) for the three months ended March  31, 2019 and 2018, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at March  31, 2019 and 2018 were $1,905,000 and  $(787,000), respectively.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

Three Months Ended
	Location on	March 31
in thousands	Statement	2019	2018
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (75)	$ (89)

For the 12-month period ending March 31, 2020, we estimate that $314,000 of the pretax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	March 31	December 31	March 31
in thousands	Interest Rates	2019	2018	2018
Short-term Debt
Bank line of credit expires 2021 [1,2]	1.25%	$ 178,500	$ 133,000	$ 200,000
Total short-term debt		$ 178,500	$ 133,000	$ 200,000
Long-term Debt
Floating-rate notes due 2020	3.61%	$ 250,000	$ 250,000	$ 250,000
Floating-rate notes due 2021	3.59%	500,000	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949	460,949
Other notes	6.46%	202	208	224
Total long-term debt - face value		$ 2,846,390	$ 2,846,396	$ 2,846,412
Unamortized discounts and debt issuance costs		(65,777)	(67,016)	(70,703)
Total long-term debt - book value		$ 2,780,613	$ 2,779,380	$ 2,775,709
Less current maturities		24	23	22
Total long-term debt - reported value		$ 2,780,589	$ 2,779,357	$ 2,775,687
Estimated fair value of long-term debt		$ 2,775,511	$ 2,695,802	$ 2,843,943

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

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1,239,000 and $1,473,000 of net interest expense for these items for the three months ended March 31, 2019 and 2018, respectively.

LINE OF CREDIT

Our unsecured $750,000,000 line of credit matures December 2021 and contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of March  31, 2019, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of March  31, 2019, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of March  31, 2019, our available borrowing capacity was $516,970,000. Utilization of the borrowing capacity was as follows:

▪	$178,500,000 was borrowed
▪	$54,530,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846,390,000 (face value) of term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March  31, 2019, we were in compliance with all term debt covenants.

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

In March 2018, we early retired via exchange offer $110,949,000 of the $240,188,000 7.15% senior notes due 2037 for: (1) a like amount of notes due 2048 (these notes are a further issuance of, and form a single series with, the $350,000,000 of 4.70% senior notes due 2048 issued in February 2018 as described below) and (2) $38,164,000 of cash. The cash payment primarily reflects the trading price of the retired notes relative to par and will be amortized to interest expense over the term of the notes due 2048. We recognized transaction costs of $1,314,000 with this early retirement.

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

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of March  31, 2019 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 46,611
Reclamation/restoration requirements	7,919
Total	$ 54,530

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $54,530,000 as of March  31, 2019.

As described in Note 2, our nonmineral operating lease liabilities totaled $434,681,000 as of March 31, 2019.

As described in Note 9, our asset retirement obligations totaled $225,186,000 as of March  31, 2019.

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

In October 2018, the EPA ordered the CPG to prepare a streamlined feasibility study specifically for the upper 9 miles of the River. This directive is focused on dioxin and covers the remaining portion of the River not included in the EPA’s March 2016 ROD.

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

■    NEW YORK WATER DISTRICT CASES (DISCONTINUED OPERATIONS) — During the operation of our former Chemicals Division, which was divested to Occidental in 2005, Vulcan manufactured a chlorinated solvent known as 1,1,1-trichloroethane. We are a defendant in 14 cases allegedly involving 1,1,1-trichloroethane. All of the cases are filed in the United States District Court for the Eastern District of New York. According to the various complaints, the plaintiffs are public drinking water providers who serve customers in Nassau County and Suffolk County, New York. It is alleged that our 1,1,1-trichloroethane was stabilized with 1,4-dioxane and that various water wells of the plaintiffs are contaminated with 1,4-dioxane. The cases, against us and other defendants, have been filed by the following plaintiffs: Albertson Water District, Bethpage Water District, Carle Place Water District, Garden City Park Water District, Jericho Water District, Manhasset-Lakeview Water District, Oyster Bay Water District, Plainview Water District, Port Washington Water District, Roslyn Water District, South Farmingdale Water District, Suffolk County Water Authority, Water Authority of Great Neck North, and the West Hempstead Water District (collectively, the Cases). The plaintiffs are seeking unspecified compensatory and punitive damages. We will vigorously defend the Cases. At this time we cannot determine the likelihood or reasonably estimate a range of loss, if any, pertaining to the Cases.

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

Operation of the on-site pilot-scale treatment system began in January 2017, and was completed in April 2017. With completion of the pilot testing and other investigative work, we submitted an amendment to the IRAP (AIRAP) to RWQCB in August 2017 proposing the use of a pump, treat and reinjection system. In December 2017, we submitted an addendum to the AIRAP, incorporating new data acquired since the prior submission. In February 2018, the AIRAP was approved by RWQCB. As a result of this approval, we have begun to implement the on-site source control activities described in the AIRAP. In 2018, we accrued a total of $19,032,000 (Q3 - $8,640,000 and Q4 - $10,392,000) for the on-site remedy, bringing the life-to-date total to $34,271,000.

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

■    NAFTA ARBITRATION — In September 2018, our subsidiary Legacy Vulcan, LLC (Legacy Vulcan), on its own behalf, and on behalf of our Mexican subsidiary Calizas Industriales del Carmen, S.A. de C.V. (Calica), served the United Mexican States (Mexico) a Notice of Intent to Submit a Claim to Arbitration under Chapter 11 of the North American Free Trade Agreement (NAFTA). Our NAFTA claim relates to the treatment of a portion of our quarrying operations in the State of Quintana Roo, in Mexico’s Yucatan Peninsula, arising from, among other measures, Mexico’s failure to comply with a legally binding zoning agreement and relates to other unfair, arbitrary and capricious actions by Mexico’s environmental enforcement agency. We assert that these actions are in breach of Mexico’s international obligations under NAFTA and international law.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. These AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three month periods ended March  31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended
	March 31
in thousands	2019	2018
ARO Operating Costs
Accretion	$ 2,733	$ 2,684
Depreciation	1,841	1,337
Total	$ 4,574	$ 4,021

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in thousands	2019	2018
Asset Retirement Obligations
Balance at beginning of year	$ 225,726	$ 218,117
Liabilities incurred	0	0
Liabilities settled	(3,578)	(6,021)
Accretion expense	2,733	2,684
Revisions, net	305	(71)
Balance at end of period	$ 225,186	$ 214,709

ARO liabilities settled during the first three months of 2019 and 2018 include $1,266,000 and $4,402,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the reclamation agreement will result in the restoration of 90 acres of previously mined property to conditions suitable for retail and commercial development.

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

In 2005, benefit accruals for our Chemicals Hourly Plan participants ceased upon the sale of our Chemicals business. Effective July 2007, we amended our defined benefit pension plans to no longer accept new participants. Future benefit accruals for participants in our salaried defined benefit pension plans ceased on December 31, 2013, while salaried participants’ earnings considered for benefit calculations were frozen on December 31, 2015.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in thousands	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$ 1,249	$ 1,429
Interest cost	9,410	8,876
Expected return on plan assets	(11,938)	(14,797)
Amortization of prior service cost	335	335
Amortization of actuarial loss	1,358	2,457
Net periodic pension benefit cost (credit)	$ 414	$ (1,700)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1,693	$ 2,792

The contributions to pension plans for the three months ended March  31, 2019 and 2018, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods and a  discretionary qualified plan contribution  of  $100,000,000 for the first quarter of 2018.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in thousands	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$ 329	$ 339
Interest cost	347	310
Amortization of prior service credit	(980)	(991)
Amortization of actuarial gain	(327)	(324)
Net periodic postretirement benefit credit	$ (631)	$ (666)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,307)	$ (1,315)

DEFINED CONTRIBUTION PLANS

We sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $13,919,000 and $6,548,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2019	2018	2018
AOCI
Interest rate hedges	$ (11,125)	$ (11,180)	$ (8,876)
Pension and postretirement plans	(160,800)	(161,035)	(136,937)
Total	$ (171,925)	$ (172,215)	$ (145,813)

Changes in AOCI, net of tax, for the three months ended March 31, 2019 are as follows:

Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2018	$ (11,180)	$ (161,035)	$ (172,215)
Amounts reclassified from AOCI	55	235	290
Balances as of March 31, 2019	$ (11,125)	$ (160,800)	$ (171,925)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended
	March 31
in thousands	2019	2018
Amortization of Interest Rate Hedge Losses
Interest expense	$ 75	$ 89
Benefit from income taxes	(20)	(23)
Total	$ 55	$ 66
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating income	$ 386	$ 1,476
Benefit from income taxes	(151)	(385)
Total	$ 235	$ 1,091
Total reclassifications from AOCI to earnings	$ 290	$ 1,157

Note 12: Equity

Our capital stock consists solely of common stock, par value $1.00 per share, of which 480,000,000 shares may be issued. Holders of our common stock are entitled to one vote per share. We may also issue 5,000,000 shares of preferred stock, but no shares have been issued. The terms and provisions of such shares will be determined by our Board of Directors upon any issuance in accordance with our Certificate of Incorporation.

There were no shares held in treasury as of March 31, 2019, December 31, 2018 and March 31, 2018.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands, except average price	2019	2018	2018 [1]
Shares Purchased and Retired
Number	0	1,192	492
Total purchase price	$ 0	$ 133,983	$ 57,824
Average price per share	$ 0.00	$ 112.41	$ 117.47

1	Settlement of 20 thousand shares at a total price of $2,250 thousand occurred after March 31, 2018.

As of March  31, 2019,  8,297,789 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

"
	Three Months Ended
	March 31
in thousands	2019	2018
Total Equity
Balance at beginning of year	$ 5,202,903	$ 4,968,893
Net earnings	63,299	52,979
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(14,068)	(24,109)
Purchase and retirement of common stock	0	(57,824)
Share-based compensation expense	5,724	6,794
Cash dividends on common stock
($0.31/$0.28 per share, respectively)	(40,939)	(37,176)
Other comprehensive income	290	3,653
Balance at end of period	$ 5,217,209	$ 4,913,210

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

segment financial disclosure

	Three Months Ended
	March 31
in thousands	2019	2018
Total Revenues
Aggregates [1]	$ 834,965	$ 699,657
Asphalt [2]	132,090	103,835
Concrete	83,637	100,962
Calcium	1,951	1,942
Segment sales	$ 1,052,643	$ 906,396
Aggregates intersegment sales	(56,132)	(51,922)
Total revenues	$ 996,511	$ 854,474
Gross Profit
Aggregates	$ 185,716	$ 148,221
Asphalt	(3,272)	246
Concrete	8,563	10,320
Calcium	668	547
Total	$ 191,675	$ 159,334
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 72,521	$ 65,953
Asphalt	8,550	7,002
Concrete	2,964	3,414
Calcium	60	69
Other	5,086	5,001
Total	$ 89,181	$ 81,439
Identifiable Assets [3]
Aggregates	$ 9,275,593	$ 8,545,904
Asphalt	564,103	447,961
Concrete	288,797	267,678
Calcium	3,905	4,156
Total identifiable assets	$ 10,132,398	$ 9,265,699
General corporate assets	133,346	140,998
Cash and cash equivalents and restricted cash	31,108	46,514
Total assets	$ 10,296,852	$ 9,453,211

1

Includes product sales (crushed stone, sand and gravel, sand, and other aggregates), as well as freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to aggregates.

2	Includes product sales, as well as service revenues (see Note 4) from our asphalt construction paving business.
3

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2019	2018
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 19,798	$ 15,829
Income taxes	(364)	(105,699)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 34,360	$ 24,714
Accrued liabilities for common stock purchases	0	2,255
Right-of-use assets obtained in exchange for new operating lease liabilities	435,192	0
Amounts referable to business acquisitions
Liabilities assumed	(2,720)	2,796

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2019 and 2018. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2018 to March 31, 2019 are summarized below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2018	$ 3,073,763	$ 91,633	$ 0	$ 0	$ 3,165,396
Goodwill of acquired businesses [1]	(3,554)	0	0	0	(3,554)
Total as of March 31, 2019	$ 3,070,209	$ 91,633	$ 0	$ 0	$ 3,161,842

1	See Note 16 for a summary of prior year acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2019 BUSINESS ACQUISITIONS — We had no acquisitions through the three months ended March 31, 2019.

2018 BUSINESS ACQUISITIONS — For the full year 2018, we purchased the following operations, none of which were material to our results of operations or financial position either individually or collectively, for total consideration of $219,863,000  ($215,363,000 cash and $4,500,000 payable):

▪	Alabama — aggregates, asphalt mix and construction paving operations
▪	California — aggregates and asphalt-mix operations
▪	Texas — aggregates rail yards, asphalt mix and construction paving operations

As a result of the 2018 acquisitions, we recognized $44,163,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings ($43,072,000  - straight-line over a weighted-average 19.9 years and $1,080,000  - units of sales in excess of 30.0 years) and $7,385,000 will be deductible for income tax purposes over 15 years. Of the $42,325,000 of goodwill recognized, $4,468,000 will be deductible for income tax purposes over 15 years, and $32,871,000 represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired (immaterial adjustments were recorded in 2019 including a decrease to goodwill of $3,554,000).

DIVESTITURES AND PENDING DIVESTITURES

In 2019, we sold:

▪

First quarter — two aggregates operations in Georgia and reversed a contingent payable related to the fourth quarter 2017 Department of Justice required divestiture of former Aggregates USA operations, resulting in a pretax gain of $4,064,000

In 2018, we sold:

▪

First quarter — ready-mixed concrete operations in Georgia resulting in a pretax gain of $2,929,000 (we retained all real property which is leased to the buyer, and obtained a long-term aggregates supply agreement)

No assets met the criteria for held for sale at March 31, 2019, December 31, 2018 or March 31, 2018.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

LEASE ACCOUNTING  During the first quarter of 2019, we adopted Accounting Standards Update (ASU) 2016-02, “Leases,” utilizing the comparatives transition option (we elected not to restate comparative periods) under ASC 840. This ASU amends prior accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize lease right-of-use assets and lease liabilities on the balance sheet for all leases (excluding mineral leases) with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flow in the statement of cash flows. Upon adoption, we recognized operating lease liabilities of $442,697,000, with corresponding right-of-use assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 1 under the caption Leases for the practical expedients elected and other information. Additionally, See Notes 2 and 14 for the required lease disclosures.

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

EXECUTIVE SUMMARY

Financial highlights for first Quarter 2019

Compared to first quarter 2018:

▪	Total revenues increased $142.0 million, or 17%, to $996.5 million
▪	Gross profit increased $32.3 million, or 20%, to $191.7 million
▪	Aggregates segment sales increased $135.3 million, or 19%, to $835.0 million
▪	Aggregates segment freight-adjusted revenues increased $99.2 million, or 19%, to $628.6 million
▪	Shipments increased 13%, or 5.1 million tons, to 45.6 million tons
▪	Same-store shipments increased 11%, or 4.5 million tons, to 45.0 million tons
▪	Freight-adjusted sales price increased 5%, or $0.71 per ton
▪	Same-store freight-adjusted sales price also increased 5%, or $0.71 per ton
▪	Segment gross profit increased $37.5 million, or 25%, to $185.7 million
▪	Asphalt, Concrete and Calcium segment gross profit decreased $5.2 million, or 46%, to $6.0 million, collectively
▪	Selling, administrative and general (SAG) expenses increased $11.9 million and decreased 0.10 percentage points (10 basis points) as a percentage of total revenues
▪	Operating earnings increased $23.2 million, or 29%, to $104.4 million
▪	Earnings from continuing operations were $63.9 million, or $0.48 per diluted share, compared to $53.4 million, or $0.40 per diluted share
▪	Adjusted earnings from continuing operations were $0.46 per diluted share, compared to $0.44 per diluted share
▪	Net earnings were $63.3 million, an increase of $10.3 million, or 19%
▪	Adjusted EBITDA was $192.7 million, an increase of $24.9 million, or 15%
▪

Returned capital to shareholders via dividends ($40.9 million @ $0.31 per share versus $37.2 million @ $0.28 per share) and share repurchases (none in 2019 versus $55.6 million @ an average of $117.47 per share)

Net earnings were $63.3 million and Adjusted EBITDA was $192.7 million in the first quarter. The 19% growth in net earnings and 15% growth in Adjusted EBITDA were driven by strong aggregates shipments, up 13% year-over-year, and a 5.4% increase in aggregates pricing.

Our first quarter results represent a good start to the year and are consistent with our full-year expectations. Broad-based shipment growth, compounding price improvements and solid operating efficiencies in our Aggregates segment contributed to 17% growth in total revenues and 29% growth in operating earnings. These results demonstrate the strength of our unique aggregates-centric business model.

Aggregates segment gross profit increased from $3.66 per ton to $4.07 per ton, an 11% increase from the prior year’s first quarter. This double-digit improvement in first quarter unit profitability builds on last year’s results, and we are well positioned for further gains in our industry-leading unit profitability.

Our key markets are benefitting from both robust growth in public construction demand and continued growth in private demand. Leading indicators, such as construction award activity, signal broad-based shipment growth across our footprint.  Above-average demand growth in our markets compared to the rest of the United States further supports our positive outlook for shipment growth. Aggregates pricing momentum continues to improve — consistent with our full-year expectations. Additionally, the underlying direction of aggregates unit profitability remains clear, supported by our strategic and tactical focus on compounding pricing improvements and operating disciplines. As a result, we reiterate our full-year expectations for 2019 earnings from continuing operations of between $4.55 and $5.05 per diluted share and Adjusted EBITDA of between $1.25 and $1.33 billion. All other aspects of our outlook are consistent with those provided in our 10-K.

Capital expenditures in the first quarter were $122.0 million. This amount included  $67.5 million of core operating and maintenance capital investments to improve or replace existing property, plant & equipment. In addition, we invested $54.5 million in internal growth projects to secure new aggregates reserves, develop new production sites, enhance our distribution capabilities, and support the targeted growth of our asphalt operations. Our full-year capital expectations for 2019 remain the same, approximately $250 million on maintenance capital and $200 million for internal growth projects that are largely underway.

During the quarter, we returned $40.9 million to shareholders through dividends, a 10 percent increase versus the prior year quarter.  No shares were repurchased during the current quarter. At quarter-end, total debt was $3.0 billion, or 2.6 times trailing-twelve month Adjusted EBITDA.

RESULTS OF OPERATIONS

Total revenues are primarily derived from our product sales of aggregates, asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and services related to our aggregates business. We discuss separately our discontinued operations, which consist of our former Chemicals business.

The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.

consolidated operating Result highlights

	Three Months Ended
	March 31
in millions, except per share data	2019	2018
Total revenues	$ 996.5	$ 854.5
Cost of revenues	804.8	695.2
Gross profit	$ 191.7	$ 159.3
Gross profit margin	19.2%	18.6%
Selling, administrative and general (SAG) expenses	$ 90.3	$ 78.3
SAG as a percentage of total revenues	9.1%	9.2%
Operating earnings	$ 104.4	$ 81.2
Interest expense, net	$ 32.9	$ 37.8
Earnings from continuing operations
before income taxes	$ 74.6	$ 48.5
Earnings from continuing operations	$ 63.9	$ 53.4
Loss on discontinued operations,
net of income taxes	(0.6)	(0.4)
Net earnings	$ 63.3	$ 53.0
Diluted earnings (loss) per share
Continuing operations	$ 0.48	$ 0.40
Discontinued operations	0.00	(0.01)
Diluted net earnings per share	$ 0.48	$ 0.39
EBITDA	$ 196.7	$ 167.7
Adjusted EBITDA	$ 192.7	$ 167.8

first quarter 2019 Compared to first Quarter 2018

First quarter 2019 total revenues were $996.5 million, up 17% from the first quarter of 2018. Shipments increased in aggregates (+13%) and asphalt mix (+11%) while they declined in ready-mixed concrete (-18%). Gross profit increased in the Aggregates segment (+$37.5 million or +25%), while it declined in the Asphalt (-$3.5 million) and Concrete  (-$1.8 million or -17%) segments.  Asphalt segment earnings were compressed by a  29% increase in unit costs for liquid asphalt compared to first quarter 2018, which accounted for a $9.0 million increase in cost. Conversely, a 4%  decrease in the unit cost of diesel fuel decreased costs $1.3 million from the prior year’s first quarter with most ($1.1 million) of this cost decline reflected in the Aggregates segment.

Net earnings for the first quarter of 2019 were $63.3 million, or $0.48 per diluted share, compared to $53.0 million, or $0.39 per diluted share, in the first quarter of 2018. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first quarter of 2019 include:

▪	pretax gains of $4.1 million related to the sale of businesses (see Note 16 to the Condensed Consolidated Financial Statements)

Net earnings for the first quarter of 2018 include:

▪	pretax interest charges of $7.4 million related to early debt retirements
▪	pretax gains of $2.9 million related to the sale of businesses
▪	pretax gains of $1.7 million for business interruption claims
▪	pretax charges of $0.5 million associated with non-routine business development
▪	pretax charges of $4.2 million for restructuring

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2019 versus the first quarter of 2018 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2018	$ 48.5
Higher aggregates gross profit	37.5
Lower asphalt gross profit	(3.5)
Lower concrete gross profit	(1.8)
Higher calcium gross profit	0.1
Higher selling, administrative and general expenses	(11.9)
Higher gain on sale of property, plant & equipment and businesses	3.1
Lower interest expense, net	4.8
All other	(2.2)
First quarter 2019	$ 74.6

First quarter 2019 Aggregates segment gross profit was $185.7 million ($4.07 per ton) versus $148.2 million ($3.66 per ton) in first quarter 2018.  As a percentage of segment sales, gross profit margin expanded 1.0 percentage points (100 basis points)  due to strong growth in shipments and price improvements.

The trailing-twelve month same-store Aggregates segment incremental gross profit flow-through rate was 57%, which is in-line with longer-term expectations of 60%. As a reminder, quarterly gross profit flow-through rates can vary widely from quarter to quarter; therefore, we evaluate this metric on a trailing-twelve month basis.

First quarter aggregates shipments increased 13% (11% same-store) versus the prior year quarter. Shipment growth was realized across most of our footprint. Solid underlying fundamentals and pent-up demand carried over from last year helped drive shipment growth across most of our footprint. However, in California, shipments decreased by double-digits due to record rainfall throughout most of the quarter. A strong demand environment, driven by transportation-related construction as well as growth in our project-related bookings, support our expectations for 2019 shipment growth in California.

Price growth was positive across all our markets. For the quarter, freight-adjusted average sales price for aggregates increased 5.4% (5.8% mix adjusted) versus the prior year’s quarter. Pricing was particularly strong in Arizona, California, Georgia, Tennessee and Texas. Positive trends in backlogged project work along with demand visibility and customer confidence support continued upward pricing movements throughout 2019.

First quarter unit cost of sales (freight-adjusted) increased 3%  (same for same-store) compared to the prior year’s quarter due in part to planned higher repair & maintenance costs in advance of the construction season. Unit cost of sales in California was negatively impacted by the aforementioned record rainfall. We remain focused on compounding improvements in unit margin throughout the cycle through fixed cost leverage, price growth and operating efficiencies.

In line with expectations,  Asphalt segment gross profit was a loss of $3.3 million, down $3.5 million from the $0.2 million gross profit in the prior year quarter. Asphalt mix shipments increased 11% (5% same-store) while selling prices increased 5%, or $2.73 per ton. However, the average unit cost for liquid asphalt was 29% higher than the prior year quarter, remaining relatively stable throughout the quarter on a monthly basis. Pricing gains are beginning to offset higher liquid asphalt costs, but their impact will be gradual during 2019.

Concrete segment gross profit was $8.6 million versus $10.3 million in the prior year quarter. Ready-mixed concrete shipments decreased 18% (same-store -10%) year-over-year driven by inclement weather in Virginia while pricing increased 1% (same for same-store).

Our Calcium segment reported gross profit of $0.7 million, a slight increase versus $0.5 million in the first quarter of 2018.

Collectively, our full-year earnings growth outlook for our non-Aggregates segments remains unchanged.

SAG expenses were $90.3 million versus $78.3 million in the prior year  quarter. Full-year expectations for total SAG expenses remain unchanged at $355 million. The year-over-year increase was partially attributable to increased wages and incentives reflecting higher employment levels and improved performance. As a percentage of total revenues, first quarter SAG expense decreased from 9.2% in 2018 to 9.1% in 2019. We remain focused on further leveraging our overhead cost structure.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items included in the total were:

▪	$4.3 million in first quarter 2019
▪	$4.0 million in first quarter 2018 — includes discrete items as follows:
▪	$1.7 million gain referable to the settlement of business interruption claims related to the 2010 Gulf Coast oil spill
▪	$0.5 million of charges associated with non-routine business development
▪	$4.2 million of managerial restructuring charges

Net interest expense was $32.9 million in the first quarter of 2019 compared to $37.8 million in the first quarter of 2018. The prior year amount includes  a  $7.4 million charge related to the first quarter 2018 debt refinancing. For additional details, see Note 7 to the condensed consolidated financial statements.

Income tax expense  from continuing operations was $10.7 million in the first quarter of 2019 compared to an income tax benefit of $4.9 million in the first quarter of 2018.  The increase in tax expense is related to an increase in earnings along with a decrease in share-based compensation excess tax benefits quarter-over-quarter.

Earnings from continuing operations were $0.48 per diluted share in the first quarter of 2019 compared to $0.40 per diluted share in the first quarter of 2018.

Discontinued Operations — First quarter pretax loss from discontinued operations was $0.6 million in 2019 compared with $0.6 million in 2018. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended
	March 31
dollars in millions	2019	2018
Aggregates segment
Segment sales	$ 835.0	$ 699.7
Less
Freight & delivery revenues [1]	195.2	159.0
Other revenues	11.2	11.3
Freight-adjusted revenues	$ 628.6	$ 529.4
Unit shipments - tons	45.6	40.5
Freight-adjusted sales price	$ 13.77	$ 13.06

1	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Aggregates segment incremental gross profit

Aggregates segment incremental gross profit flow-through rate is not a GAAP measure and represents the year-over-year change in gross profit divided by the year-over-year change in segment sales excluding freight & delivery (revenues and costs). We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is consistent with our competitors and meaningful to our investors as it excludes revenues associated with freight & delivery, which are pass-through activities (we do not generate a profit associated with the transportation component of the selling price of the product). Reconciliations of these metrics to their nearest GAAP measures are presented below:

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
dollars in millions	2019	2018	2019	2018
Aggregates segment
Gross profit	$ 185.7	$ 148.2	$ 1,029.4	$ 864.0
Segment sales	$ 835.0	$ 699.7	$ 3,649.0	$ 3,145.4
Gross profit margin	22.2%	21.2%	28.2%	27.5%
Incremental gross profit margin	27.7%		32.8%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
dollars in millions	2019	2018	2019	2018
Aggregates segment
Gross profit	$ 185.7	$ 148.2	$ 1,029.4	$ 864.0
Less: Contribution from acquisitions (same-store)	0.6	$ (0.1)	$ 11.7	$ (1.0)
Same-store gross profit	$ 185.1	$ 148.3	$ 1,017.7	$ 865.0
Segment sales	$ 835.0	$ 699.7	$ 3,649.0	$ 3,145.4
Less: Freight & delivery revenues [1]	195.2	159.0	833.1	681.7
Segment sales excluding freight & delivery	$ 639.8	$ 540.7	$ 2,815.9	$ 2,463.7
Less: Contribution from acquisitions (same-store)	10.2	$ 0.4	$ 85.5	$ 1.6
Same-store segment sales excluding freight & delivery	$ 629.6	$ 540.3	$ 2,730.4	$ 2,462.1
Gross profit flow-through rate	29.0%	27.4%	36.6%	35.1%
Same-store gross profit flow-through rate	29.4%	27.5%	37.3%	35.1%
Incremental gross profit flow-through rate	37.8%		47.0%
Same-store incremental gross profit flow-through rate	41.2%		56.9%

1	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended
	March 31
in millions, except per ton data	2019	2018
Aggregates segment
Gross profit	$ 185.7	$ 148.2
Depreciation, depletion, accretion and amortization	72.5	66.0
Aggregates segment cash gross profit	$ 258.2	$ 214.2
Unit shipments - tons	45.6	40.5
Aggregates segment gross profit per ton	$ 4.07	$ 3.66
Aggregates segment cash gross profit per ton	$ 5.66	$ 5.28
Asphalt segment
Gross profit	$ (3.3)	$ 0.2
Depreciation, depletion, accretion and amortization	8.6	7.0
Asphalt segment cash gross profit	$ 5.3	$ 7.2
Concrete segment
Gross profit	$ 8.6	$ 10.3
Depreciation, depletion, accretion and amortization	3.0	3.4
Concrete segment cash gross profit	$ 11.6	$ 13.7
Calcium segment
Gross profit	$ 0.7	$ 0.5
Depreciation, depletion, accretion and amortization	0.1	0.1
Calcium segment cash gross profit	$ 0.8	$ 0.6

EBITDA and adjusted ebitda

GAAP does not define “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA) and it should not be considered as an alternative to earnings measures defined by GAAP. We use this metric to assess the operating performance of our business and as a basis for strategic planning and forecasting as we believe that it closely correlates to long-term shareholder value. We do not use this metric as a measure to allocate resources. We adjust EBITDA for certain items to provide a more consistent comparison of earnings performance from period to period. Reconciliation of this metric to its nearest GAAP measure is presented below (numbers may not foot due to rounding):

	Three Months Ended
	March 31
in millions	2019	2018
Net earnings	$ 63.3	$ 53.0
Income tax expense (benefit)	10.7	(4.9)
Interest expense, net of interest income	32.9	37.8
Loss on discontinued operations, net of tax	0.6	0.4
EBIT	107.6	86.3
Depreciation, depletion, accretion and amortization	89.2	81.4
EBITDA	$ 196.7	$ 167.7
Gain on sale of businesses	$ (4.1)	$ (2.9)
Business interruption claims recovery	0.0	(1.7)
Business development [1]	0.0	0.5
Restructuring charges	0.0	4.2
Adjusted EBITDA	$ 192.7	$ 167.8
Depreciation, depletion, accretion and amortization	(89.2)	(81.4)
Adjusted EBIT	$ 103.5	$ 86.4

1	Represents non-routine charges associated with acquisitions including the cost impact of purchase accounting inventory valuations.

Adjusted Diluted EPS from continuing Operations

Similar to our presentation of Adjusted EBITDA, we present Adjusted diluted earnings per share (EPS) from continuing operations to provide a more consistent comparison of earnings performance from period to period. This metric is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

	Three Months Ended
	March 31
	2019	2018
Diluted Earnings Per Share
Net earnings	$ 0.48	$ 0.39
Less: Discontinued operations (loss)	0.00	(0.01)
Diluted EPS from continuing operations	$ 0.48	$ 0.40
Items included in Adjusted EBITDA above	$ (0.02)	$ 0.00
Debt refinancing costs	0.00	0.04
Adjusted diluted EPS from continuing operations	$ 0.46	$ 0.44

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

2019 Projected
in millions	Mid-point
Net earnings	$ 640
Income tax expense	160
Interest expense, net	130
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	360
Projected EBITDA	$ 1,290

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

Cash

Included in our March  31, 2019 cash and cash equivalents and restricted cash balance of $31.1 million is $0.3 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Three Months Ended
	March 31
in millions	2019	2018
Net earnings	$ 63.3	$ 53.0
Depreciation, depletion, accretion and amortization (DDA&A)	89.2	81.4
Contributions to pension plans	(2.3)	(102.4)
Deferred tax expense (benefit)	0.8	8.0
Cost of debt purchase	0.0	6.9
Other operating cash flows, net [1]	(34.8)	46.1
Net cash provided by operating activities	$ 116.2	$ 93.0

1	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $116.2 million during the three months ended March 31, 2019, a $23.2 million increase compared to the same period of 2018. During the first quarter of 2018, we made a $100.0 million discretionary contribution to our qualified pension plans that was deductible for tax purposes in 2017 and early retired debt incurring premium and transaction costs of $6.9 million (which is added back to operating cash flows and reflected as a financing cash outflow).

cash from investing activities

Net cash used for investing activities was $119.9 million during the first three months of 2019,  a  $72.1 million decrease compared to the same period of 2018.  During the first three months of 2018, we acquired the following businesses for $76.3 million of cash consideration: Alabama — aggregates, asphalt mix and construction paving operations; and Texas — aggregates operations. Furthermore, during the first three months of 2018, we divested our ready-mixed concrete operations in Georgia resulting in proceeds of $11.3 million and a ten-year aggregates supply agreement. During the first quarter of 2019, we invested $122.0 million in our existing operations compared to the $128.7 million in the prior year period. Of this $122.0 million, $54.5 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities.

cash from financing activities

Net cash used for financing activities in the first three months of 2019 was $9.6 million, compared to $1.1 million used for financing activities in the same period of 2018.  The current year includes a net $45.5 million draw on our bank line of credit. The prior year period includes several refinancing actions as described in the debt section below and a net $200.0 million draw on our line of credit. Additionally, capital returned to our shareholders decreased by $51.8 million as higher dividends of $3.8 million ($0.31 per share compared to $0.28 per share) were offset by lower share repurchases of $55.6 million (no shares in 2019 compared to 492,234 shares @ $117.47 average price per share).

debt

Certain debt measures are presented below:

	March 31	December 31	March 31
dollars in millions	2019	2018	2018
Debt
Current maturities of long-term debt	$ 0.0	$ 0.0	$ 0.0
Short-term debt	178.5	133.0	200.0
Long-term debt	2,780.6	2,779.4	2,775.7
Total debt	$ 2,959.1	$ 2,912.4	$ 2,975.7
Capital
Total debt	$ 2,959.1	$ 2,912.4	$ 2,975.7
Equity	5,217.2	5,202.9	4,913.2
Total capital	$ 8,176.3	$ 8,115.3	$ 7,888.9
Total Debt as a Percentage of Total Capital	36.2%	35.9%	37.7%
Weighted-average Effective Interest Rates
Line of credit [1]	1.25%	1.25%	1.25%
Term debt	4.55%	4.56%	4.30%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	69.3%	70.4%	68.8%
Floating-rate debt	30.7%	29.6%	31.2%

1	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2019, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of March 31, 2019, our available borrowing capacity under the line of credit was $517.0 million. Utilization of the borrowing capacity was as follows:

▪	$178.5 million was borrowed
▪	$54.5 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846.4 million (face value) of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2019, we were in compliance with all term debt covenants.

Throughout 2017 and during the first quarter of 2018, we completed a number of debt refinancing activities in order to extend the maturity of our debt portfolio consistent with the long-lived nature of our asset base. As a result of these actions, the weighted-average term of our debt portfolio has more than doubled to approximately 15 years.

As a result of the first quarter 2018 early debt retirements (see Note 7 to the Condensed Consolidated Financial Statements),  we recognized premiums of $5.6 million, transaction costs of $1.3 million and noncash expense (acceleration of unamortized deferred transaction costs) of $0.5 million. The combined charge of $7.4 million was a component of interest expense for the first quarter of 2018.

CURRENT MATURITIES of long-term debt

As a result of the debt refinancing activities completed throughout 2017 and the first quarter of 2018, current maturities of long-term debt as of March 31, 2019 were insignificant.

debt ratings

Our debt ratings and outlooks as of March 31, 2019 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB-/stable	9/24/2018	rating/outlook affirmed
Moody's	Baa3/stable	3/29/2019	rating/outlook affirmed
Standard & Poor's	BBB/stable	4/4/2019	rating/outlook affirmed

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands	2019	2018	2018
Common stock shares at January 1,
issued and outstanding	131,762	132,324	132,324
Common Stock Issuances
Share-based compensation plans	307	630	458
Common Stock Purchases
Purchased and retired	0	(1,192)	(492)
Common stock shares at end of period,
issued and outstanding	132,069	131,762	132,290

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of March 31, 2019, there were 8,297,789 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands, except average price	2019	2018	2018
Shares Purchased and Retired
Number	0	1,192	492
Total purchase price	$ 0	$ 133,983	$ 57,824
Average price per share	$ 0.00	$ 112.41	$ 117.47

There were no shares held in treasury as of March 31, 2019, December 31, 2018 and March 31, 2018.

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

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March  31, 2019.

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

▪	the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪	the highly competitive nature of the construction materials industry
▪	the impact of future regulatory or legislative actions, including those relating to climate change, wetlands, greenhouse gas emissions, the definition of minerals, tax policy or international trade
▪	the outcome of pending legal proceedings
▪	pricing of our products
▪	weather and other natural phenomena, including the impact of climate change
▪	energy costs
▪	costs of hydrocarbon-based raw materials
▪	healthcare costs
▪	the amount of long-term debt and interest expense we incur
▪	changes in interest rates
▪	volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
▪	the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
▪	our ability to secure and permit aggregates reserves in strategically located areas
▪	our ability to manage and successfully integrate acquisitions
▪	the effect of changes in tax laws, guidance and interpretations
▪	significant downturn in the construction industry may result in the impairment of goodwill or long-lived assets
▪	changes in technologies, which could disrupt the way we do business and how our products are distributed
▪	other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the SEC

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

At March 31, 2019, the estimated fair value of our long-term debt including current maturities was $2,775.5 million compared to a book value of $2,780.6 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $248.2 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

No material changes were made during the first quarter of 2019 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii   other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended March 31, 2019 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2019
Jan 1 - Jan 31	0	$ 0.00	0	8,297,789
Feb 1 - Feb 28	0	$ 0.00	0	8,297,789
Mar 1 - Mar 31	0	$ 0.00	0	8,297,789
Total	0	$ 0.00	0

1

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of March 31, 2019, there were 8,297,789 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the first quarter of 2019.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10.1	Form of Performance Share Unit Award Agreement (2019) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [1]
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date May 3, 2019	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date May 3, 2019	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)