Form 10-Q
period 2019-06-30
Vulcan Materials CO
filed 2019-07-29
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33841

VULCAN MATERIALS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation)	20-8579133 (I.R.S. Employer Identification No.)
1200 Urban Center Drive, Birmingham, Alabama (Address of principal executive offices)		35242 (zip code)
(205) 298-3000 (Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	VMC	New York Stock Exchange

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

                    Class

Shares outstanding       at July 25, 2019

Common Stock, $1 Par Value

 132,286,856

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2019 Contents

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

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	June 30	December 31	June 30
in thousands	2019	2018	2018
Assets
Cash and cash equivalents	$ 26,031	$ 40,037	$ 55,059
Restricted cash	491	4,367	6,056
Accounts and notes receivable
Accounts and notes receivable, gross	700,175	542,868	640,742
Allowance for doubtful accounts	(2,844)	(2,090)	(2,628)
Accounts and notes receivable, net	697,331	540,778	638,114
Inventories
Finished products	377,578	372,604	343,948
Raw materials	31,137	27,942	29,684
Products in process	6,332	3,064	1,882
Operating supplies and other	26,376	25,720	28,250
Inventories	441,423	429,330	403,764
Other current assets	89,739	64,633	80,209
Total current assets	1,255,015	1,079,145	1,183,202
Investments and long-term receivables	51,667	44,615	41,989
Property, plant & equipment
Property, plant & equipment, cost	8,613,500	8,457,619	8,241,164
Allowances for depreciation, depletion & amortization	(4,322,818)	(4,220,312)	(4,134,750)
Property, plant & equipment, net	4,290,682	4,237,307	4,106,414
Operating lease right-of-use assets, net	418,896	0	0
Goodwill	3,167,061	3,165,396	3,163,954
Other intangible assets, net	1,076,986	1,095,378	1,156,898
Other noncurrent assets	220,457	210,289	192,327
Total assets	$ 10,480,764	$ 9,832,130	$ 9,844,784
Liabilities
Current maturities of long-term debt	24	23	23
Short-term debt	137,000	133,000	360,000
Trade payables and accruals	284,875	216,473	231,913
Other current liabilities	241,689	253,054	219,860
Total current liabilities	663,588	602,550	811,796
Long-term debt	2,781,826	2,779,357	2,776,906
Deferred income taxes, net	601,189	567,283	545,756
Deferred revenue	182,666	186,397	188,826
Operating lease liabilities	396,952	0	0
Other noncurrent liabilities	483,096	493,640	500,870
Total liabilities	$ 5,109,317	$ 4,629,227	$ 4,824,154
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,231, 131,762 and 132,268 shares, respectively	132,231	131,762	132,268
Capital in excess of par value	2,787,002	2,798,486	2,788,486
Retained earnings	2,623,747	2,444,870	2,244,545
Accumulated other comprehensive loss	(171,533)	(172,215)	(144,669)
Total equity	$ 5,371,447	$ 5,202,903	$ 5,020,630
Total liabilities and equity	$ 10,480,764	$ 9,832,130	$ 9,844,784
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited	June 30		June 30
in thousands, except per share data	2019	2018	2019	2018
Total revenues	$ 1,327,682	$ 1,200,151	$ 2,324,193	$ 2,054,625
Cost of revenues	957,180	876,967	1,762,016	1,572,106
Gross profit	370,502	323,184	562,177	482,519
Selling, administrative and general expenses	95,689	89,043	185,957	167,383
Gain on sale of property, plant & equipment
and businesses	3,451	2,106	10,748	6,270
Other operating expense, net	(2,190)	(5,994)	(6,461)	(9,969)
Operating earnings	276,074	230,253	380,507	311,437
Other nonoperating income, net	2,466	3,339	5,595	8,421
Interest expense, net	33,035	33,244	65,969	71,018
Earnings from continuing operations
before income taxes	245,505	200,348	320,133	248,840
Income tax expense	47,598	40,046	58,291	35,143
Earnings from continuing operations	197,907	160,302	261,842	213,697
Loss on discontinued operations, net of tax	(349)	(650)	(985)	(1,066)
Net earnings	$ 197,558	$ 159,652	$ 260,857	$ 212,631
Other comprehensive income, net of tax
Deferred gain on interest rate derivative	0	0	0	2,496
Amortization of prior interest rate derivative loss	56	52	111	118
Amortization of actuarial loss and prior service
cost for benefit plans	336	1,092	571	2,183
Other comprehensive income	392	1,144	682	4,797
Comprehensive income	$ 197,950	$ 160,796	$ 261,539	$ 217,428
Basic earnings (loss) per share
Continuing operations	$ 1.50	$ 1.21	$ 1.98	$ 1.61
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net earnings	$ 1.49	$ 1.21	$ 1.97	$ 1.60
Diluted earnings (loss) per share
Continuing operations	$ 1.48	$ 1.20	$ 1.97	$ 1.59
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net earnings	$ 1.48	$ 1.19	$ 1.96	$ 1.58
Weighted-average common shares outstanding
Basic	132,269	132,437	132,157	132,563
Assuming dilution	133,354	134,051	133,199	134,280
Depreciation, depletion, accretion and amortization	$ 93,497	$ 85,633	$ 182,677	$ 167,072
Effective tax rate from continuing operations	19.4%	20.0%	18.2%	14.1%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited	June 30
in thousands	2019	2018
Operating Activities
Net earnings	$ 260,857	$ 212,631
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	182,677	167,072
Net gain on sale of property, plant & equipment and businesses	(10,748)	(6,270)
Contributions to pension plans	(4,638)	(104,794)
Share-based compensation expense	14,370	14,763
Deferred tax expense (benefit)	34,816	40,549
Cost of debt purchase	0	6,922
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(201,256)	(55,415)
Other, net	25,838	302
Net cash provided by operating activities	$ 301,916	$ 275,760
Investing Activities
Purchases of property, plant & equipment	(225,837)	(247,166)
Proceeds from sale of property, plant & equipment	11,200	8,523
Proceeds from sale of businesses	1,744	11,256
Payment for businesses acquired, net of acquired cash	1,122	(218,996)
Other, net	(4,577)	(10,226)
Net cash used for investing activities	$ (216,348)	$ (456,609)
Financing Activities
Proceeds from short-term debt	360,100	506,200
Payment of short-term debt	(356,100)	(146,200)
Payment of current maturities and long-term debt	(11)	(892,044)
Proceeds from issuance of long-term debt	0	850,000
Debt issuance and exchange costs	0	(45,513)
Settlements of interest rate derivatives	0	3,378
Purchases of common stock	0	(74,921)
Dividends paid	(81,927)	(74,196)
Share-based compensation, shares withheld for taxes	(25,512)	(31,386)
Net cash (used for) provided by financing activities	$ (103,450)	$ 95,318
Net decrease in cash and cash equivalents and restricted cash	(17,882)	(85,531)
Cash and cash equivalents and restricted cash at beginning of year	44,404	146,646
Cash and cash equivalents and restricted cash at end of period	$ 26,522	$ 61,115
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Discontinued Operations
Pretax loss	$ (701)	$ (883)	$ (1,339)	$ (1,449)
Income tax benefit	352	233	354	383
Loss on discontinued operations,
net of tax	$ (349)	$ (650)	$ (985)	$ (1,066)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Weighted-average common shares
outstanding	132,269	132,437	132,157	132,563
Dilutive effect of
Stock-Only Stock Appreciation Rights	723	583	723	636
Other stock compensation plans	362	1,031	319	1,081
Weighted-average common shares
outstanding, assuming dilution	133,354	134,051	133,199	134,280

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Antidilutive common stock equivalents	192	157	220	155

Note 2: Leases

Operating lease-related assets and liabilities (we do not have any material finance leases) reflected on our June 30, 2019 balance sheet and the weighted-average lease term and discount rate are as follows:

		June 30
in thousands	Classification on the Balance Sheet	2019
Assets
Operating lease right-of-use assets		$ 435,672
Accumulated amortization		(16,776)
Total lease assets	Operating lease right-of-use assets, net	$ 418,896
Liabilities
Current
Operating	Other current liabilities	$ 31,357
Noncurrent
Operating	Operating lease liabilities	396,952
Total lease liabilities		$ 428,309
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		10.0
Weighted-average discount rate
Operating leases		4.4%

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

Our barge leases have remaining noncancelable periods of 2 - 3 years, and lease terms of 10 - 16 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed. Like our rail leases, our barge leases contain non-substantive substitution rights that are limited to replacing barges in need of repair or maintenance.

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

Our lease agreements do not contain material residual value guarantees or material termination options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. The components of nonmineral operating lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 30	June 30
in thousands	2019	2019
Lease cost
Operating lease cost	$ 14,167	$ 28,294
Short-term lease cost [1]	7,922	16,623
Variable lease cost	3,489	6,557
Sublease income	(807)	(1,418)
Total lease cost	$ 24,771	$ 50,056

[1]	We have elected to recognize the cost of leases with an initial term of one month or less within our short-term lease cost.

Total nonmineral operating lease expense for the prior year’s three and six months ended June 30, 2018 was $21,968,000 and $46,320,000, respectively.

Cash paid for operating leases was $25,513,000 for the six months ended June 30, 2019 and was reflected as a reduction to operating cash flows.

Maturity analysis on an undiscounted basis of our nonmineral lease liabilities as of June 30, 2019 is as follows:

Operating
in thousands	Leases
Maturity of Lease Liabilities
2019 (remainder)	$ 26,537
2020	49,740
2021	45,807
2022	40,760
2023	36,203
Thereafter	606,079
Total minimum lease payments	$ 805,126
Less: Lease payments representing interest	376,817
Present value of future minimum lease payments	$ 428,309
Less: Current obligations under leases	31,357
Long-term lease obligations	$ 396,952

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

In the second quarter of 2019, we recorded income tax expense from continuing operations of $47,598,000 compared to income tax expense from continuing operations of $40,046,000 in the second quarter of 2018. The increase in tax expense was related to an increase in earnings, partially offset by an increase in share-based compensation excess tax benefits quarter-over-quarter.

For the first six months of 2019, we recorded income tax expense from continuing operations of $58,291,000 compared to income tax expense from continuing operations of $35,143,000 for the first six months of 2018. The increase in tax expense was related to an increase in earnings along with a decrease in share-based compensation excess tax benefits as compared to the same period in 2018.

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

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. At December 31, 2019, we project state net operating loss carryforward deferred tax assets of $67,598,000 ($64,718,000 relates to Alabama), against which we project to have a valuation allowance of $29,678,000 ($29,183,000 relates to Alabama). The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2032.

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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $65,257,000 and $56,103,000 for the three months ended June 30, 2019 and 2018, respectively, and $99,772,000 and $74,742,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Our segment total revenues by geographic market for the three and six month periods ended June 30, 2019 and 2018 are disaggregated as follows:

	Three Months Ended June 30, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 339,351	$ 46,392	$ 70,871	$ 0	$ 456,614
Gulf Coast	553,746	56,727	14,865	2,003	627,341
West	168,964	144,044	18,032	0	331,040
Segment sales	$ 1,062,061	$ 247,163	$ 103,768	$ 2,003	$ 1,414,995
Intersegment sales	(87,313)	0	0	0	(87,313)
Total revenues	$ 974,748	$ 247,163	$ 103,768	$ 2,003	$ 1,327,682

	Three Months Ended June 30, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 313,245	$ 49,339	$ 69,605	$ 0	$ 432,189
Gulf Coast	493,696	38,845	18,354	2,282	553,177
West	149,324	123,644	18,764	0	291,732
Segment sales	$ 956,265	$ 211,828	$ 106,723	$ 2,282	$ 1,277,098
Intersegment sales	(76,947)	0	0	0	(76,947)
Total revenues	$ 879,318	$ 211,828	$ 106,723	$ 2,282	$ 1,200,151

	Six Months Ended June 30, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 564,253	$ 64,608	$ 125,587	$ 0	$ 754,448
Gulf Coast	1,050,381	93,779	31,370	3,954	1,179,484
West	282,392	220,866	30,448	0	533,706
Segment sales	$ 1,897,026	$ 379,253	$ 187,405	$ 3,954	$ 2,467,638
Intersegment sales	(143,445)	0	0	0	(143,445)
Total revenues	$ 1,753,581	$ 379,253	$ 187,405	$ 3,954	$ 2,324,193

	Six Months Ended June 30, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 496,459	$ 61,068	$ 131,175	$ 0	$ 688,702
Gulf Coast	888,271	53,488	43,554	4,224	989,537
West	271,192	201,107	32,956	0	505,255
Segment sales	$ 1,655,922	$ 315,663	$ 207,685	$ 4,224	$ 2,183,494
Intersegment sales	(128,869)	0	0	0	(128,869)
Total revenues	$ 1,527,053	$ 315,663	$ 207,685	$ 4,224	$ 2,054,625

[1]	The geographic markets are defined by states/countries as follows:

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

Freight & delivery revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Freight & Delivery Revenues
Total revenues	$ 1,327,682	$ 1,200,151	$ 2,324,193	$ 2,054,625
Freight & delivery revenues [1]	(196,796)	(171,607)	(359,401)	(301,297)
Total revenues excluding freight & delivery	$ 1,130,886	$ 1,028,544	$ 1,964,792	$ 1,753,328

[1]	Includes freight & delivery to remote distribution sites.

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

VOLUMETRIC PRODUCTION PAYMENT DEFERRED REVENUES

In 2013 and 2012, we sold a percentage interest in certain future aggregates production for net cash proceeds of $226,926,000. These transactions, structured as volumetric production payments (VPPs):

▪relate to eight quarries in Georgia and South Carolina

▪provide the purchaser solely with a nonoperating percentage interest in the subject quarries’ aggregates production

▪contain no minimum annual or cumulative guarantees by us for production or sales volume, nor minimum sales price

▪are both volume and time limited (we expect the transactions will last approximately 25 years, limited by volume rather than time)

We are the exclusive sales agent for, and transmit quarterly to the purchaser the proceeds from the sale of, the purchaser’s share of aggregates production. Our consolidated total revenues exclude the revenue from the sale of the purchaser’s share of aggregates.

The proceeds we received from the sale of the percentage interest were recorded as deferred revenue on the balance sheet. We recognize revenue on a unit-of-sales basis (as we sell the purchaser’s share of production) relative to the volume limitations of the transactions. Given the nature of the risks and potential rewards assumed by the buyer, the transactions do not reflect financing activities.

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Deferred Revenue
Balance at beginning of period	$ 191,131	$ 198,201	$ 192,783	$ 199,556
Revenue recognized from deferred revenue	(2,079)	(1,905)	(3,731)	(3,260)
Balance at end of period	$ 189,052	$ 196,296	$ 189,052	$ 196,296

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income during the 12-month period ending June 30, 2020 (reflected in other current liabilities in our June 30, 2019 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	June 30	December 31	June 30
in thousands	2019	2018	2018
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 23,382	$ 19,164	$ 20,698
Total	$ 23,382	$ 19,164	$ 20,698

Level 2 Fair Value
	June 30	December 31	June 30
in thousands	2019	2018	2018
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 398	$ 1,015	$ 1,754
Total	$ 398	$ 1,015	$ 1,754

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

Net gains (losses) of the Rabbi Trust investments were $2,844,000 and $(428,000) for the six months ended June 30, 2019 and 2018, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at June 30, 2019 and 2018 were $2,885,000 and $(430,000), respectively.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statement	2019	2018	2019	2018
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (76)	$ (71)	$ (151)	$ (160)

For the 12-month period ending June 30, 2020, we estimate that $319,000 of the $11,069,000 net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	June 30	December 31	June 30
in thousands	Interest Rates	2019	2018	2018
Short-term Debt
Bank line of credit expires 2021 [1,2]	1.25%	$ 137,000	$ 133,000	$ 360,000
Total short-term debt		$ 137,000	$ 133,000	$ 360,000
Long-term Debt
Bank line of credit expires 2021 [1]		$ 0	$ 0	$ 0
Floating-rate notes due 2020 [3]	3.31%	250,000	250,000	250,000
Floating-rate notes due 2021	3.38%	500,000	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949	460,949
Other notes	6.46%	197	208	219
Total long-term debt - face value		$ 2,846,385	$ 2,846,396	$ 2,846,407
Unamortized discounts and debt issuance costs		(64,535)	(67,016)	(69,478)
Total long-term debt - book value		$ 2,781,850	$ 2,779,380	$ 2,776,929
Less current maturities		24	23	23
Total long-term debt - reported value		$ 2,781,826	$ 2,779,357	$ 2,776,906
Estimated fair value of long-term debt		$ 2,898,283	$ 2,695,802	$ 2,782,543

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

[3]	This debt is classified as long-term since we intend to refinance it and have the ability to do so by borrowing on our line of credit.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $2,482,000 and $2,698,000 of net interest expense for these items for the six months ended June 30, 2019 and 2018, respectively.

LINE OF CREDIT

Our unsecured $750,000,000 line of credit matures December 2021 and contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2019, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of June 30, 2019, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of June 30, 2019, our available borrowing capacity was $558,470,000. Utilization of the borrowing capacity was as follows:

▪$137,000,000 was borrowed

▪$54,530,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846,385,000 (face value) of term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June 30, 2019, we were in compliance with all term debt covenants.

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

As a result of the first quarter 2018 early debt retirements described above, we recognized premiums of $5,608,000, transaction costs of $1,314,000 and noncash expense (acceleration of unamortized deferred transaction costs) of $466,000. The combined charge of $7,388,000 was a component of interest expense for the three and six months ended June 30, 2018.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2019 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 46,611
Reclamation/restoration requirements	7,919
Total	$ 54,530

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $54,530,000 as of June 30, 2019.

As described in Note 2, our nonmineral operating lease liabilities totaled $428,309,000 as of June 30, 2019.

As described in Note 9, our asset retirement obligations totaled $223,497,000 as of June 30, 2019.

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

In addition to these lawsuits in which we are involved in the ordinary course of business, certain other material legal proceedings are more specifically described below:

■ Lower Passaic River Study Area (DISCONTINUED OPERATIONS and superfund site) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the Cooperating Parties Group, CPG) to a May 2007 Administrative Order on Consent (AOC) with the EPA to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). The draft RI/FS was submitted recommending a targeted hot spot remedy; however, the EPA issued a record of decision (ROD) in March 2016 that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is $1.38 billion. In September 2016, the EPA entered into an Administrative Settlement Agreement and Order on Consent with Occidental Chemical Corporation (Occidental) in which Occidental agreed to undertake the remedial design for this bank-to-bank dredging remedy, and to reimburse the United States for certain response costs.

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

■ NEW YORK WATER DISTRICT CASES (DISCONTINUED OPERATIONS) — During the operation of our former Chemicals Division, which was divested to Occidental in 2005, Vulcan manufactured a chlorinated solvent known as 1,1,1-trichloroethane. We are a defendant in 25 cases allegedly involving 1,1,1-trichloroethane. All of the cases are filed in the United States District Court for the Eastern District of New York. According to the various complaints, the plaintiffs are public drinking water providers who serve customers in Nassau, Orange, Putnam, Suffolk, Sullivan, Ulster, Washington and Westchester Counties, New York. It is alleged that our 1,1,1-trichloroethane was stabilized with 1,4-dioxane and that various water wells of the plaintiffs are contaminated with 1,4-dioxane. At this time we cannot determine the likelihood or reasonably estimate a range of loss, if any, pertaining to the cases.

■ HEWITT LANDFILL MATTER (SUPERFUND SITE) — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles. The CAO follows a 2014 Investigative Order from the RWQCB that sought data and a technical evaluation regarding the Hewitt Landfill, and a subsequent amendment to the Investigative Order requiring us to provide groundwater monitoring results to the RWQCB and to create and implement a work plan for further investigation of the Hewitt Landfill. In April 2016, we submitted an interim remedial action plan (IRAP) to the RWQCB, proposing an on-site pilot test of a pump and treat system.

Operation of the on-site pilot-scale treatment system began in January 2017, and was completed in April 2017. With completion of the pilot testing and other investigative work, we submitted an amendment to the IRAP (AIRAP) to RWQCB in August 2017 proposing the use of a pump, treat and reinjection system. In February 2018, the AIRAP was approved by RWQCB. As a result of this approval, we have begun to implement the on-site source control activities described in the AIRAP. During 2018, we accrued a total of $19,032,000 (Q3 - $8,640,000 and Q4 - $10,392,000) for the on-site remedy, bringing the life-to-date total to $34,271,000.

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

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Site to protect the North Hollywood West (NHW) well field. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for our evaluation of the need for a two-well remedy. These activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a PDI Evaluation Report to the EPA. The PDI Evaluation Report summarizes data collection activities conducted pursuant to the PDI Work Plan, and provides model updates and evaluation of remediation alternatives to protect the NHW and Rinaldi-Toluca well fields from 1,4-dioxane from the Hewitt Site. In May 2019, the EPA provided an initial set of comments on the PDI Evaluation Report, but has not yet provided additional, final comments. Vulcan has not yet received comments or feedback from the RWQCB on the report. Until the EPA’s review of the PDI Evaluation Report is complete and an effective remedy can be agreed upon, we cannot identify an appropriate remedial action. Given the various stakeholders involved and the uncertainties relating to issues such as testing, monitoring, and remediation alternatives, we cannot reasonably estimate a loss pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. These AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the three and six month periods ended June 30, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
ARO Operating Costs
Accretion	$ 2,717	$ 2,668	$ 5,450	$ 5,352
Depreciation	1,800	1,343	3,641	2,680
Total	$ 4,517	$ 4,011	$ 9,091	$ 8,032

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Asset Retirement Obligations
Balance at beginning of period	$ 225,186	$ 214,709	$ 225,726	$ 218,117
Liabilities incurred	263	0	263	0
Liabilities settled	(3,388)	(1,805)	(6,966)	(7,826)
Accretion expense	2,717	2,668	5,450	5,352
Revisions, net	(1,281)	(151)	(976)	(222)
Balance at end of period	$ 223,497	$ 215,421	$ 223,497	$ 215,421

ARO liabilities settled during the first six months of 2019 and 2018 include $2,015,000 and $5,158,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the reclamation agreement will result in the restoration of 90 acres of previously mined property to conditions suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$ 1,249	$ 1,429	$ 2,498	$ 2,858
Interest cost	9,410	8,875	18,820	17,751
Expected return on plan assets	(11,937)	(14,797)	(23,875)	(29,594)
Amortization of prior service cost	335	335	670	670
Amortization of actuarial loss	1,358	2,456	2,716	4,913
Net periodic pension benefit cost (credit)	$ 415	$ (1,702)	$ 829	$ (3,402)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1,693	$ 2,791	$ 3,386	$ 5,583

The contributions to pension plans for the six months ended June 30, 2019 and 2018, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods and a discretionary qualified plan contribution of $100,000,000 in the first quarter of 2018.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$ 330	$ 340	$ 659	$ 679
Interest cost	347	310	694	620
Amortization of prior service credit	(979)	(990)	(1,959)	(1,981)
Amortization of actuarial gain	(327)	(325)	(654)	(649)
Net periodic postretirement benefit credit	$ (629)	$ (665)	$ (1,260)	$ (1,331)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,306)	$ (1,315)	$ (2,613)	$ (2,630)

DEFINED CONTRIBUTION PLANS

We sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $13,681,000 and $13,596,000 for the three months ended June 30, 2019 and 2018, respectively, and totaled $27,600,000 and $20,144,000 for the six months ended June 30, 2019 and 2018, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2019	2018	2018
AOCI
Interest rate hedges	$ (11,069)	$ (11,180)	$ (8,824)
Pension and postretirement plans	(160,464)	(161,035)	(135,845)
Total	$ (171,533)	$ (172,215)	$ (144,669)

Changes in AOCI, net of tax, for the six months ended June 30, 2019 are as follows:

Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2018	$ (11,180)	$ (161,035)	$ (172,215)
Amounts reclassified from AOCI	111	571	682
Balances as of June 30, 2019	$ (11,069)	$ (160,464)	$ (171,533)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Amortization of Interest Rate Hedge Losses
Interest expense	$ 76	$ 71	$ 151	$ 160
Benefit from income taxes	(20)	(19)	(40)	(42)
Total	$ 56	$ 52	$ 111	$ 118
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 386	$ 1,477	$ 772	$ 2,953
Benefit from income taxes	(50)	(385)	(201)	(770)
Total	$ 336	$ 1,092	$ 571	$ 2,183
Total reclassifications from AOCI to earnings	$ 392	$ 1,144	$ 682	$ 2,301

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

There were no shares held in treasury as of June 30, 2019, December 31, 2018 and June 30, 2018.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands, except average price	2019	2018	2018
Shares Purchased and Retired
Number	0	1,192	643
Total purchase price	$ 0	$ 133,983	$ 74,921
Average price per share	$ 0.00	$ 112.41	$ 116.49

As of June 30, 2019, 8,297,789 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

"
	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands, except per share data	2019	2018	2019	2018
Total Equity
Balance at beginning of period	$ 5,217,209	$ 4,913,210	$ 5,202,903	$ 4,968,893
Net earnings	197,558	159,652	260,857	212,631
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(11,370)	(7,228)	(25,438)	(31,337)
Purchase and retirement of common stock	0	(17,097)	0	(74,921)
Share-based compensation expense	8,646	7,969	14,370	14,763
Cash dividends on common stock
($0.31/$0.28/$0.62/$0.56 per share, respectively)	(40,988)	(37,020)	(81,927)	(74,196)
Other comprehensive income	392	1,144	682	4,797
Balance at end of period	$ 5,371,447	$ 5,020,630	$ 5,371,447	$ 5,020,630

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

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2019	2018	2019	2018
Total Revenues
Aggregates [1]	$ 1,062,061	$ 956,265	$ 1,897,026	$ 1,655,922
Asphalt [2]	247,163	211,828	379,253	315,663
Concrete	103,768	106,723	187,405	207,685
Calcium	2,003	2,282	3,954	4,224
Segment sales	$ 1,414,995	$ 1,277,098	$ 2,467,638	$ 2,183,494
Aggregates intersegment sales	(87,313)	(76,947)	(143,445)	(128,869)
Total revenues	$ 1,327,682	$ 1,200,151	$ 2,324,193	$ 2,054,625
Gross Profit
Aggregates	$ 329,215	$ 283,476	$ 514,931	$ 431,697
Asphalt	27,583	25,750	24,311	25,996
Concrete	12,887	13,191	21,450	23,511
Calcium	817	767	1,485	1,315
Total	$ 370,502	$ 323,184	$ 562,177	$ 482,519
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 75,760	$ 69,738	$ 148,281	$ 135,691
Asphalt	8,884	7,298	17,434	14,300
Concrete	3,327	3,049	6,291	6,463
Calcium	58	70	118	139
Other	5,468	5,478	10,553	10,479
Total	$ 93,497	$ 85,633	$ 182,677	$ 167,072
Identifiable Assets [3]
Aggregates			$ 9,385,444	$ 8,751,186
Asphalt			597,328	625,985
Concrete			299,729	276,743
Calcium			4,042	4,258
Total identifiable assets			$ 10,286,543	$ 9,658,172
General corporate assets			167,699	125,497
Cash and cash equivalents and restricted cash			26,522	61,115
Total assets			$ 10,480,764	$ 9,844,784

[1]

Includes product sales (crushed stone, sand and gravel, sand, and other aggregates), as well as freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to aggregates.

[2]	Includes product sales, as well as service revenues (see Note 4) from our asphalt construction paving business.
[3]

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2019	2018
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 66,414	$ 62,021
Income taxes	34,297	(102,711)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 30,259	$ 21,257
Recognition of new asset retirement obligations	263	0
Right-of-use assets obtained in exchange for new operating lease liabilities	435,678	0
Amounts referable to business acquisitions
Liabilities assumed [1]	3,525	4,040
Consideration payable to seller	0	4,500

[1]	Includes adjustments to prior year acquisitions.

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2019 and 2018. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2018 to June 30, 2019 are as follows:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2018	$ 3,073,763	$ 91,633	$ 0	$ 0	$ 3,165,396
Goodwill of acquired businesses [1]	1,665	0	0	0	1,665
Total as of June 30, 2019	$ 3,075,428	$ 91,633	$ 0	$ 0	$ 3,167,061

[1]	See Note 16 for a summary of prior year acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2019 BUSINESS ACQUISITIONS — We had no acquisitions through the six months ended June 30, 2019.

2018 BUSINESS ACQUISITIONS — For the full year 2018, we purchased the following operations, none of which were material to our results of operations or financial position either individually or collectively, for total consideration of $219,863,000 ($215,363,000 cash and $4,500,000 payable):

▪Alabama — aggregates, asphalt mix and construction paving operations

▪California — aggregates and asphalt-mix operations

▪Texas — aggregates rail yards, asphalt mix and construction paving operations

As a result of the 2018 acquisitions, we recognized $44,163,000 of amortizable intangible assets (contractual rights in place). The contractual rights in place will be amortized against earnings ($43,072,000 - straight-line over a weighted-average 19.9 years and $1,080,000 - units of sales in excess of 30.0 years) and $7,385,000 will be deductible for income tax purposes over 15 years. Of the $43,990,000 of goodwill recognized, $4,863,000 will be deductible for income tax purposes over 15 years, and $31,721,000 represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired (immaterial adjustments were recorded in 2019 including an increase to goodwill of $1,665,000).

DIVESTITURES AND PENDING DIVESTITURES

In 2019, we sold:

▪First quarter — two aggregates operations in Georgia and reversed a contingent payable related to the fourth quarter 2017 Department of Justice required divestiture of former Aggregates USA operations, resulting in a pretax gain of $4,064,000

In 2018, we sold:

▪First quarter — ready-mixed concrete operations in Georgia resulting in a pretax gain of $2,929,000 (we retained all real property which is leased to the buyer, and obtained a long-term aggregates supply agreement)

No assets met the criteria for held for sale at June 30, 2019, December 31, 2018 or June 30, 2018.

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

EXECUTIVE SUMMARY

Financial highlights for Second Quarter 2019

Compared to second quarter 2018:

▪Total revenues increased $127.5 million, or 11%, to $1,327.7 million

▪Gross profit increased $47.3 million, or 15%, to $370.5 million

▪Aggregates segment sales increased $105.8 million, or 11%, to $1,062.1 million

▪Aggregates segment freight-adjusted revenues increased $75.9 million, or 10%, to $806.4 million

▪Shipments increased 4%, or 2.4 million tons, to 57.3 million tons

▪Same-store shipments increased 3%, or 1.7 million tons, to 56.7 million tons

▪Freight-adjusted sales price increased 5.9%, or $0.78 per ton

▪Same-store freight-adjusted sales price increased 5.7%, or $0.76 per ton

▪Segment gross profit increased $45.7 million, or 16%, to $329.2 million

▪Asphalt, Concrete and Calcium segment gross profit increased $1.6 million, or 4%, to $41.3 million, collectively

▪Selling, administrative and general (SAG) expenses increased $6.6 million and decreased 0.2 percentage points (200 basis points) as a percentage of total revenues

▪Operating earnings increased $45.8 million, or 20%, to $276.1 million

▪Earnings from continuing operations were $197.9 million, or $1.48 per diluted share, compared to $160.3 million, or $1.20 per diluted share

▪Adjusted earnings from continuing operations were $1.48 per diluted share, compared to $1.23 per diluted share

▪Net earnings were $197.6 million, an increase of $37.9 million, or 24%

▪Adjusted EBITDA was $372.0 million, an increase of $47.2 million, or 15%

▪Returned capital to shareholders via dividends ($41.0 million @ $0.31 per share versus $37.0 million @ $0.28 per share) and share repurchases (none in 2019 versus $19.4 million @ an average of $113.29 per share)

Net earnings in the second quarter of 2019 were $197.6 million, up 24%, and Adjusted EBITDA was $372.0 million, up 15%, compared to last year’s second quarter. The double-digit growth was driven primarily by a 16% increase in Aggregates segment gross profit. For the quarter, aggregates shipments increased 4% year-over-year, and freight-adjusted aggregates pricing increased 5.9% (5.4% mix-adjusted). Same-store aggregates gross profit incremental flow-through rate for the trailing-twelve months was 65%.

We continued to execute well. Our industry-leading unit profitability in aggregates increased from $5.16 to $5.74 per ton, an 11% increase compared to the prior year’s second quarter. We remain keenly focused on creating long-term value by compounding our aggregates unit margins, while continuing to operate safely. Shipment growth in the second quarter was solid and consistent with full-year expectations. Importantly, price improvements were widespread. These results further highlight the strength of our aggregates-focused business, which serves our attractive, long-term growth markets.

Our key markets are benefitting from robust growth in public construction demand, driven by highways. State-level transportation funding increases signed into law in recent years have led to new highway construction starts that are 21% higher than two years ago. This significant increase will support continued shipment growth into transportation-related end markets in the coming years. Shipments into private construction continue to grow as well. Aggregates pricing momentum continues to improve, consistent with our expectations. The continuing improvement in unit profitability is a direct result of our focus on operating disciplines and compounding pricing improvements.

Capital expenditures in the second quarter were $103.8 million. This amount included $63.8 million of core operating and maintenance capital to improve or replace existing property, plant & equipment. In addition, we invested $40.0 million in internal growth projects to secure new aggregates reserves, develop new production sites, enhance our distribution capabilities and support the targeted growth of our asphalt operations. Through the first six months of the year, capital expenditures totaled $225.8 million ($131.2 million maintenance capital and $94.6 million internal growth capital). Our full-year expectations for 2019 remain unchanged at $250 million on maintenance capital and $200 million on internal growth projects.

During the quarter, we returned $41.0 million to shareholders through dividends, an 11% increase versus the prior year quarter. No shares were repurchased during the quarter. At quarter-end, total debt was $2.9 billion, or 2.4 times trailing-twelve month Adjusted EBITDA.

Overall demand growth in our markets remain healthy. Public demand growth, led by highways, continues to be robust across our footprint. Shipments into private construction end markets continue to benefit from the ongoing economic recovery. Demand fundamentals, including population and employment growth, underpin long-term growth in residential and private nonresidential construction. We delivered good incremental earnings in the first half of this year. Unit profitability in aggregates increased 11% through the first half of 2019, and we are well positioned to carry that momentum forward through the remainder of the year. For the full year, we expect earnings from continuing operations of between $4.55 and $5.05 per diluted share and Adjusted EBITDA of between $1.250 billion and $1.330 billion.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except unit and per unit data	2019	2018	2019	2018
Total revenues	$ 1,327.7	$ 1,200.2	$ 2,324.2	$ 2,054.6
Cost of revenues	957.2	877.0	1,762.0	1,572.1
Gross profit	$ 370.5	$ 323.2	$ 562.2	$ 482.5
Gross profit margin	27.9%	26.9%	24.2%	23.5%
Selling, administrative and general (SAG)	$ 95.7	$ 89.0	$ 186.0	$ 167.4
SAG as a percentage of total revenues	7.2%	7.4%	8.0%	8.1%
Operating earnings	$ 276.1	$ 230.3	$ 380.5	$ 311.4
Interest expense, net	$ 33.0	$ 33.2	$ 66.0	$ 71.0
Earnings from continuing operations
before income taxes	$ 245.5	$ 200.3	$ 320.1	$ 248.8
Earnings from continuing operations	$ 197.9	$ 160.3	$ 261.8	$ 213.7
Loss on discontinued operations,
net of income taxes	(0.3)	(0.6)	(0.9)	(1.1)
Net earnings	$ 197.6	$ 159.7	$ 260.9	$ 212.6
Diluted earnings (loss) per share
Continuing operations	$ 1.48	$ 1.20	$ 1.97	$ 1.59
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Diluted net earnings per share	$ 1.48	$ 1.19	$ 1.96	$ 1.58
EBITDA	$ 372.0	$ 319.2	$ 568.8	$ 486.9
Adjusted EBITDA	$ 372.0	$ 324.8	$ 564.7	$ 492.7
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	57,310	54,957	102,947	95,489
Freight-adjusted sales price	$ 14.07	$ 13.29	$ 13.94	$ 13.19
Asphalt Mix
Tons (thousands)	3,595	3,330	5,617	5,149
Average sales price	$ 58.31	$ 53.97	$ 57.45	$ 53.69
Ready-mixed concrete
Cubic yards (thousands)	815	876	1,484	1,692
Average sales price	$ 126.12	$ 120.56	$ 125.14	$ 121.48
Calcium
Tons (thousands)	73	80	141	148
Average sales price	$ 27.50	$ 28.11	$ 27.89	$ 28.49

Second quarter 2019 Compared to second Quarter 2018

Second quarter 2019 total revenues were $1,327.7 million, up 11% from the second quarter of 2018. Shipments increased in aggregates (+4%) and asphalt mix (+8%) while they declined in ready-mixed concrete (-7%). Gross profit increased in the Aggregates (+$45.7 million or +16%) and Asphalt (+$1.8 million or +7%) segments, while it declined in the Concrete segment (-$0.3 million or -2%). A 1% decrease in the unit cost of diesel fuel lowered costs by $0.4 million from the prior year’s second quarter with most of this cost decline reflected in the Aggregates segment.

Net earnings for the second quarter of 2019 were $197.6 million, or $1.48 per diluted share, compared to $159.7 million, or $1.19 per diluted share, in the second quarter of 2018. Each period’s results were impacted by discrete items, as follows:

Net earnings for the second quarter of 2019 include:

▪no discrete items

Net earnings for the second quarter of 2018 include:

▪pretax charges of $4.5 million associated with non-routine business development

▪pretax charges of $1.1 million for managerial restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $1.48 per diluted share for the second quarter of 2019 compared to $1.23 per diluted share in the second quarter of 2018.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2019 versus the second quarter of 2018 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2018	$ 200.3
Higher aggregates gross profit	45.7
Higher asphalt gross profit	1.8
Lower concrete gross profit	(0.3)
Higher calcium gross profit	0.1
Higher selling, administrative and general expenses	(6.6)
Higher gain on sale of property, plant & equipment and businesses	1.3
Lower interest expense, net	0.2
All other	3.0
Second quarter 2019	$ 245.5

Second quarter Aggregates segment sales increased 11% and gross profit increased 16% to $329.2 million. Unit margins increased $0.58 per ton, or 11%, to $5.74 per ton. This improvement resulted from solid growth in shipments, price improvements and execution of operating disciplines and efficiencies.

Second quarter aggregates shipments increased 4% (3% on a same-store basis) versus the prior year quarter. The solid underlying demand fundamentals of increased public funding for highways, along with employment and population growth, helped drive shipment strength across most of our footprint, particularly in the Mid-Atlantic and Southeast. Wet weather delayed shipments across Illinois, Tennessee and Texas. California overcame another quarter of wet weather to realize shipment growth compared to the prior year. A healthy demand environment, led by transportation-related construction, is driving volume growth and price improvement.

All of our key markets reported year-over-year price growth. For the quarter, freight-adjusted average sales price for aggregates increased 5.9% versus the prior year’s quarter. Favorable mix added 0.5 percentage points (50 basis points) to overall growth. Positive trends in backlogged project work along with demand visibility and customer confidence, support similar price improvement throughout the remainder of 2019.

Second quarter same-store unit cost of sales (freight-adjusted) increased less than 2% compared to the prior year quarter. Trailing-twelve month same-store incremental gross profit flow-through rate was 65%, which is slightly ahead of longer-term expectations of 60%. Quarterly gross profit flow-through rates can vary widely from quarter to quarter; therefore, we evaluate this metric on a trailing-twelve month basis. We remain focused on compounding improvements in unit margins throughout the cycle through fixed cost leverage, price growth and operating efficiencies.

Asphalt segment gross profit was $27.6 million for the second quarter, an increase of $1.8 million from the prior year. Asphalt shipments increased 8% (5% same-store), and asphalt mix selling prices increased 8%, or $4.34 per ton, in the second quarter. The average unit cost for liquid asphalt was 16% higher than the prior year quarter. Liquid asphalt costs have remained relatively stable through the first half of the year and have allowed pricing gains to begin offsetting the higher unit costs for liquid asphalt.

Concrete segment gross profit was $12.9 million, a 2% decrease from the prior year quarter. Shipments were 0.8 million cubic yards, down from 0.9 million cubic yards in the prior year. Average sales price increased 5% and led to modest gains in material margins.

Calcium segment gross profit was $0.8 million, a slight increase versus the prior year quarter.

SAG expenses were $95.7 million versus $89.0 million in the prior year’s second quarter. The year-over-year increase was due mainly to compensation related expense, including incentives that are tied to earnings expectations and the share price. Additionally, we have made investments in people and processes to accelerate the benefits derived from our sales and operational initiatives. On a trailing-twelve month basis, SAG expense as a percentage of total revenues was 7.6%, 0.3 percentage points (30 basis points) lower than the prior year period. We remain focused on further leveraging our overhead cost structure.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items included in the total were:

▪$2.2 million in second quarter 2019 — includes discrete items as follows:

▪no discrete items

▪$6.0 million in second quarter 2018 — includes discrete items as follows:

▪$4.5 million of non-routine business development charges

▪$1.1 million of managerial restructuring charges

Net interest expense was $33.0 million in the second quarter of 2019 compared to $33.2 million in the second quarter of 2018.

Income tax expense from continuing operations was $47.6 million in the second quarter of 2019 compared to an income tax expense of $40.0 million in the second quarter of 2018. The increase in tax expense was related to an increase in earnings, partially offset by an increase in share-based compensation excess tax benefits quarter-over-quarter.

Earnings from continuing operations were $1.48 per diluted share in the second quarter of 2019 compared to $1.20 per diluted share in the second quarter of 2018.

Discontinued Operations — Second quarter pretax loss from discontinued operations was $0.7 million in 2019 compared with $0.9 million in 2018. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

YEAR-TO-DATE JUNE 30, 2019 Compared to YEAR-TO-DATE JUNE 30, 2018

Total revenues for the first six months of 2019 were $2,324.2 million, up 13% from the first six months of 2018. Shipments were up in aggregates (+8%) and asphalt mix (+9%) while down in ready-mixed concrete (-12%). Gross profit increased in the Aggregates segment (+$83.2 million or +19%) while it declined in the Asphalt (-$1.7 million or -6%) and Concrete (-$2.1 million or -9%) segments. A 20% increase in unit costs for liquid asphalt lowered Asphalt segment earnings by $19.7 million. Conversely, a 3% decrease in the unit cost of diesel fuel lowered costs $1.6 million from the first half of 2018 with most ($1.5 million) of this cost decline in the Aggregates segment.

Net earnings for first six months of 2019 were $260.9 million, or $1.96 per diluted share, compared to $212.6 million, or $1.58 per diluted share, in the first six months of 2018. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first six months of 2019 include:

▪pretax gains of $4.1 million related to the sale of businesses (see Note 16 to the condensed consolidated financial statements)

Net earnings for the first six months of 2018 include:

▪pretax interest charges of $7.4 million related to early debt retirement

▪pretax gains of $2.9 million related to the sale of businesses

▪pretax charges of $5.0 million associated with non-routine business development

▪pretax gains of $1.7 million for business interruption claims

▪pretax charges of $5.4 million for managerial restructuring.

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $1.94 per diluted share for the first half of 2019 compared to $1.66 per diluted share in 2018.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2019 versus year-to-date June 30, 2018 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2018	$ 248.8
Higher aggregates gross profit	83.2
Lower asphalt gross profit	(1.7)
Lower concrete gross profit	(2.1)
Higher calcium gross profit	0.2
Higher selling, administrative and general expenses	(18.6)
Higher gain on sale of property, plant & equipment and businesses	4.5
Lower interest expense, net	5.0
All other	0.8
Year-to-date June 30, 2019	$ 320.1

First half 2019 Aggregates segment gross profit was $514.9 million ($5.00 per ton) versus $431.7 million ($4.52 per ton) in the first half of 2018. As a percentage of segment sales, gross profit margin expanded 1.0 percentage points (100 basis points) due primarily to strong growth in shipments and price improvements. Aggregates segment sales of $1,897.0 million were up 15% from the prior year’s first half, and aggregates freight-adjusted revenues of $1,435.1 million were up 14%. First-half aggregates shipments increased 8% (same-store +7%), or 7.5 million tons (same-store +6.5 million tons), compared to the prior year. Freight-adjusted average sales price for aggregates increased 5.7%, or $0.75 per ton, versus the first half of 2018. Excluding mix impact, aggregates price increased 5.4%. First half 2019 unit cost of sales (freight-adjusted) in the Aggregates segment was up 3%, or $0.27 per ton, versus the prior year.

Asphalt segment gross profit of $24.3 million was down $1.7 million from the first six months of 2018. Asphalt mix shipments increased 9% (+7% same-store) while selling prices increased 7%, or $3.76 per ton. However, the average unit cost for liquid asphalt was 20% higher than the first half of 2018, negatively affecting earnings by $19.7 million.

Concrete segment gross profit was $21.5 million for the first six months of 2019, a decrease of $2.1 million from the prior year period. Ready-mixed concrete shipments decreased 12% (same-store decreased 8%) versus the first half of 2018.

Our Calcium segment’s gross profit of $1.5 million was up $0.2 million versus the first half of 2018.

For the first six months of 2019, total gross profit in our non-aggregates segments was $47.2 million, a 7% decrease from the prior year’s comparable period.

SAG expenses were $186.0 million versus $167.4 million in the prior year’s first half reflecting a 0.1 percentage point (10 basis point) decrease as a percentage of total revenues.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items, if any, included in the total were:

▪$6.5 million in the first six months of 2019

▪$10.0 million in the first six months of 2018 — includes discrete items as follows:

▪$1.7 million gain referable to the settlement of business interruption claims related to the 2010 Gulf Coast oil spill

▪$5.0 million of non-routine business development charges

▪$5.4 million of managerial restructuring charges

Net interest expense was $66.0 million in the first six months of 2019 compared to $71.0 million in the first six months of 2018. The prior year expense includes $7.4 million of charges related to the first quarter 2018 debt refinancing.

Income tax expense from continuing operations was $58.3 million in the first six months of 2019 compared to $35.1 million in the first six months of 2018. The increase in income tax expense was largely due to an increase in earnings along with a decrease in share-based compensation excess tax benefits as compared to the same period in 2018.

Earnings from continuing operations were $1.97 per diluted share in the first six months of 2019 compared to $1.59 per diluted share in the first six months of 2018.

Discontinued Operations — Year-to-date June pretax loss from discontinued operations was $1.3 million in 2019 compared with pretax loss of $1.4 million in year-to-date June 2018. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
dollars in millions	2019	2018	2019	2018
Aggregates segment
Segment sales	$ 1,062.1	$ 956.3	$ 1,897.0	$ 1,655.9
Less
Freight & delivery revenues [1]	241.4	213.5	436.5	372.4
Other revenues	14.3	12.3	25.4	23.6
Freight-adjusted revenues	$ 806.4	$ 730.5	$ 1,435.1	$ 1,259.9
Unit shipments - tons	57.3	55.0	102.9	95.5
Freight-adjusted sales price	$ 14.07	$ 13.29	$ 13.94	$ 13.19

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	June 30		June 30
dollars in millions	2019	2018	2019	2018
Aggregates segment
Gross profit	$ 329.2	$ 283.5	$ 1,075.1	$ 896.0
Segment sales	$ 1,062.1	$ 956.3	$ 3,754.8	$ 3,284.1
Gross profit margin	31.0%	29.6%	28.6%	27.3%
Incremental gross profit margin	43.2%		38.1%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	June 30		June 30
dollars in millions	2019	2018	2019	2018
Aggregates segment
Gross profit	$ 329.2	$ 283.5	$ 1,075.1	$ 896.0
Less: Contribution from acquisitions (same-store)	1.1	0.0	13.2	(0.8)
Same-store gross profit	$ 328.1	$ 283.5	$ 1,061.9	$ 896.8
Segment sales	$ 1,062.1	$ 956.3	$ 3,754.8	$ 3,284.1
Less: Freight & delivery revenues [1]	241.4	213.5	861.1	718.8
Segment sales excluding freight & delivery	$ 820.7	$ 742.8	$ 2,893.7	$ 2,565.3
Less: Contribution from acquisitions (same-store)	11.9	0.0	76.2	0.4
Same-store segment sales excluding freight & delivery	$ 808.8	$ 742.8	$ 2,817.5	$ 2,564.9
Gross profit flow-through rate	40.1%	38.2%	37.2%	34.9%
Same-store gross profit flow-through rate	40.6%	38.2%	37.7%	35.0%
Incremental gross profit flow-through rate	58.7%		54.5%
Same-store incremental gross profit flow-through rate	67.6%		65.4%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2019	2018	2019	2018
Aggregates segment
Gross profit	$ 329.2	$ 283.5	$ 514.9	$ 431.7
Depreciation, depletion, accretion and amortization	75.8	69.7	148.3	135.7
Aggregates segment cash gross profit	$ 405.0	$ 353.2	$ 663.2	$ 567.4
Unit shipments - tons	57.3	55.0	102.9	95.5
Aggregates segment gross profit per ton	$ 5.74	$ 5.16	$ 5.00	$ 4.52
Aggregates segment cash gross profit per ton	$ 7.07	$ 6.43	$ 6.44	$ 5.94
Asphalt segment
Gross profit	$ 27.6	$ 25.8	$ 24.3	$ 26.0
Depreciation, depletion, accretion and amortization	8.9	7.3	17.4	14.3
Asphalt segment cash gross profit	$ 36.5	$ 33.1	$ 41.7	$ 40.3
Concrete segment
Gross profit	$ 12.9	$ 13.2	$ 21.5	$ 23.5
Depreciation, depletion, accretion and amortization	3.3	3.0	6.3	6.5
Concrete segment cash gross profit	$ 16.2	$ 16.2	$ 27.8	$ 30.0
Calcium segment
Gross profit	$ 0.8	$ 0.8	$ 1.5	$ 1.3
Depreciation, depletion, accretion and amortization	0.1	0.0	0.1	0.2
Calcium segment cash gross profit	$ 0.9	$ 0.8	$ 1.6	$ 1.5

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2019	2018	2019	2018
Net earnings	$ 197.6	$ 159.7	$ 260.9	$ 212.6
Income tax expense (benefit)	47.6	40.0	58.3	35.1
Interest expense, net of interest income	33.0	33.2	66.0	71.0
Loss on discontinued operations, net of tax	0.3	0.7	1.0	1.1
EBIT	278.5	233.6	386.1	319.8
Depreciation, depletion, accretion and amortization	93.5	85.6	182.7	167.1
EBITDA	$ 372.0	$ 319.2	$ 568.8	$ 486.9
Gain on sale of businesses	$ 0.0	$ 0.0	$ (4.1)	$ (2.9)
Business interruption claims recovery	0.0	0.0	0.0	(1.7)
Business development [1]	0.0	4.5	0.0	5.0
Restructuring charges	0.0	1.1	0.0	5.4
Adjusted EBITDA	$ 372.0	$ 324.8	$ 564.7	$ 492.7
Depreciation, depletion, accretion and amortization	(93.5)	(85.6)	(182.7)	(167.1)
Adjusted EBIT	$ 278.5	$ 239.2	$ 382.0	$ 325.6

[1]	Represents non-routine charges associated with acquisitions including the cost impact of purchase accounting inventory valuations.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Diluted Earnings Per Share
Net earnings	$ 1.48	$ 1.19	$ 1.96	$ 1.58
Less: Discontinued operations (loss)	0.00	(0.01)	(0.01)	(0.01)
Diluted EPS from continuing operations	$ 1.48	$ 1.20	$ 1.97	$ 1.59
Items included in Adjusted EBITDA above	$ 0.00	$ 0.03	$ (0.03)	$ 0.03
Debt refinancing costs	0.00	0.00	0.00	0.04
Adjusted diluted EPS from continuing operations	$ 1.48	$ 1.23	$ 1.94	$ 1.66

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

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. Additional sources of capital include access to the capital markets, the sale of surplus real estate, and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2019, including:

▪cash contractual obligations

▪capital expenditures

▪debt service obligations

▪dividend payments

▪potential share repurchases

▪potential acquisitions

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

We actively manage our capital structure and resources in order to minimize the cost of capital while properly managing financial risk. We seek to meet these objectives by adhering to the following principles:

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our June 30, 2019 cash and cash equivalents and restricted cash balance of $26.5 million is $0.5 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Six Months Ended
	June 30
in millions	2019	2018
Net earnings	$ 260.9	$ 212.6
Depreciation, depletion, accretion and amortization (DDA&A)	182.7	167.1
Contributions to pension plans	(4.6)	(104.8)
Deferred tax expense (benefit)	34.8	40.5
Cost of debt purchase	0.0	6.9
Other operating cash flows, net [1]	(171.9)	(46.5)
Net cash provided by operating activities	$ 301.9	$ 275.8

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $301.9 million during the six months ended June 30, 2019, a $26.1 million increase compared to the same period of 2018. There was no unusual operating cash flow activity during the first half of 2019. During the first half of 2018, we made a $100.0 million discretionary contribution to our qualified pension plans that was deductible for tax purposes in 2017 and early retired debt incurring premium and transaction costs of $6.9 million (which is added back to operating cash flows and reflected as a financing cash outflow).

cash from investing activities

Net cash used for investing activities was $216.3 million during the first six months of 2019, a $240.3 million decrease compared to the same period of 2018. During the first half of 2019, we invested $225.8 million in our existing operations compared to $247.2 million in the prior year period. Of this $225.8 million, $94.6 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities. During the first six months of 2018, we acquired the following businesses for $219.0 million of cash consideration: Alabama — aggregates, asphalt mix and construction paving operations; California — asphalt mix operations; and Texas — aggregates rail yards, asphalt mix and construction paving operations. Furthermore, during the first six months of 2018, we divested our ready-mixed concrete operations in Georgia resulting in proceeds of $11.3 million and a long-term aggregates supply agreement.

cash from financing activities

Net cash used for financing activities in the first six months of 2019 was $103.5 million, compared to $95.3 million provided by financing activities in the same period of 2018. The current year includes a net $4.0 million draw on our bank line of credit. The prior year period includes a $360.0 million net draw on our line of credit partially offset by several refinancing actions that used $84.2 million of cash (as described in the debt section below). Additionally, the capital returned to our shareholders decreased by $67.2 million as higher dividends of $7.7 million ($0.62 per share compared to $0.56 per share) were offset by lower share repurchases of $74.9 million (no shares in 2019 compared to 643,147 shares repurchased @ $116.49 average price per share in 2018).

debt

Certain debt measures are presented below:

	June 30	December 31	June 30
dollars in millions	2019	2018	2018
Debt
Current maturities of long-term debt	$ 0.0	$ 0.0	$ 0.0
Short-term debt	137.0	133.0	360.0
Long-term debt [1]	2,781.8	2,779.4	2,776.9
Total debt	$ 2,918.8	$ 2,912.4	$ 3,136.9
Capital
Total debt	$ 2,918.8	$ 2,912.4	$ 3,136.9
Equity	5,371.4	5,202.9	5,020.6
Total capital	$ 8,290.2	$ 8,115.3	$ 8,157.5
Total Debt as a Percentage of Total Capital	35.2%	35.9%	38.5%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.25%	1.25%
Term debt	4.49%	4.56%	4.38%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	70.3%	70.4%	65.4%
Floating-rate debt	29.7%	29.6%	34.6%

[1]

Long-term debt includes the $250.0 million floating-rate notes due June 2020 (see Note 7 to the condensed consolidated financial statements) as we intend to refinance these notes and have the ability to do so by borrowing on our line of credit.

[2]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2019, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of June 30, 2019, our available borrowing capacity under the line of credit was $558.5 million. Utilization of the borrowing capacity was as follows:

▪$137.0 million was borrowed

▪$54.5 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846.4 million (face value) of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June 30, 2019, we were in compliance with all term debt covenants.

As a result of the first quarter 2018 early debt retirements (see Note 7 to the condensed consolidated financial statements), we recognized premiums of $5.6 million, transaction costs of $1.3 million and noncash expense (acceleration of unamortized deferred transaction costs) of $0.5 million. The combined charge of $7.4 million was a component of interest expense for the first quarter of 2018.

CURRENT MATURITIES of long-term debt

Current maturities of long-term debt as of June 30, 2019 were insignificant. As previously noted, long-term debt includes the $250.0 million floating-rate notes due June 2020 as we intend to refinance these notes and have the ability to do so by borrowing on our line of credit.

debt ratings

Our debt ratings and outlooks as of June 30, 2019 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB-/stable	9/24/2018	rating/outlook affirmed
Moody's	Baa3/stable	3/29/2019	rating/outlook affirmed
Standard & Poor's	BBB/stable	4/4/2019	rating/outlook affirmed

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands	2019	2018	2018
Common stock shares at January 1,
issued and outstanding	131,762	132,324	132,324
Common Stock Issuances
Share-based compensation plans	469	630	587
Common Stock Purchases
Purchased and retired	0	(1,192)	(643)
Common stock shares at end of period,
issued and outstanding	132,231	131,762	132,268

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of June 30, 2019, there were 8,297,789 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands, except average price	2019	2018	2018
Shares Purchased and Retired
Number	0	1,192	643
Total purchase price	$ 0	$ 133,983	$ 74,921
Average price per share	$ 0.00	$ 112.41	$ 116.49

There were no shares held in treasury as of June 30, 2019, December 31, 2018 and June 30, 2018.

off-balance sheet arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on our:

▪results of operations and financial position

▪capital expenditures

▪liquidity and capital resources

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2019.

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

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including expectations regarding future performance, contain forward-looking statements that are subject to assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These assumptions, risks and uncertainties include, but are not limited to:

▪general economic and business conditions

▪our dependence on the construction industry, which is subject to economic cycles

▪the timing and amount of federal, state and local funding for infrastructure

▪changes in the level of spending for private residential and private nonresidential construction

▪changes in our effective tax rate

▪the increasing reliance on information technology infrastructure for our ticketing, procurement, financial statements and other processes could adversely affect operations in the event that the infrastructure does not work as intended, experiences technical difficulties or is subjected to cyber-attacks

▪the impact of the state of the global economy on our businesses and financial condition and access to capital markets

▪the highly competitive nature of the construction materials industry

▪the impact of future regulatory or legislative actions, including those relating to climate change, wetlands, greenhouse gas emissions, the definition of minerals, tax policy or international trade

▪the outcome of pending legal proceedings

▪pricing of our products

▪weather and other natural phenomena, including the impact of climate change

▪energy costs

▪costs of hydrocarbon-based raw materials

▪healthcare costs

▪the amount of long-term debt and interest expense we incur

▪changes in interest rates

▪volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans

▪the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses

▪our ability to secure and permit aggregates reserves in strategically located areas

▪our ability to manage and successfully integrate acquisitions

▪the effect of changes in tax laws, guidance and interpretations

▪significant downturn in the construction industry may result in the impairment of goodwill or long-lived assets

▪changes in technologies, which could disrupt the way we do business and how our products are distributed

▪other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the SEC

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

▪Annual Report on Form 10-K

▪Quarterly Reports on Form 10-Q

▪Current Reports on Form 8-K

Our website also includes amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov).

In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to Michael R. Mills, Chief Administrative Officer and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

We have a:

▪Business Conduct Policy applicable to all employees and directors

▪Code of Ethics for the CEO and Senior Financial Officers

Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the heading “Corporate Governance.” If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.

Our Board of Directors has also adopted:

▪Corporate Governance Guidelines

▪Charters for its Audit, Compensation, Executive, Finance, Governance and Safety, Health & Environmental Affairs Committees

These documents meet all applicable SEC and New York Stock Exchange regulatory requirements.

The Charters of the Audit, Compensation and Governance Committees are available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to Michael R. Mills, Chief Administrative Officer and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

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

At June 30, 2019, the estimated fair value of our long-term debt including current maturities was $2,898.3 million compared to a book value of $2,781.9 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $271.2 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

No material changes were made during the second quarter of 2019 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended June 30, 2019 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2019
Apr 1 - Apr 30	0	$ 0.00	0	8,297,789
May 1 - May 31	0	$ 0.00	0	8,297,789
June 1 - June 30	0	$ 0.00	0	8,297,789
Total	0	$ 0.00	0

[1]

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of June 30, 2019, there were 8,297,789 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the second quarter of 2019.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date July 29, 2019	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date July 29, 2019	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)