Form 10-Q
period 2019-09-30
Vulcan Materials CO
filed 2019-11-07
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

                    Class

Shares outstanding       at October 25, 2019

Common Stock, $1 Par Value

132,354,605

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2019 Contents

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

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	September 30	December 31	September 30
in thousands	2019	2018	2018
Assets
Cash and cash equivalents	$ 90,411	$ 40,037	$ 38,026
Restricted cash	691	4,367	5,043
Accounts and notes receivable
Accounts and notes receivable, gross	727,900	542,868	648,009
Allowance for doubtful accounts	(2,960)	(2,090)	(2,294)
Accounts and notes receivable, net	724,940	540,778	645,715
Inventories
Finished products	364,164	372,604	346,940
Raw materials	31,250	27,942	29,078
Products in process	6,062	3,064	2,668
Operating supplies and other	28,184	25,720	29,966
Inventories	429,660	429,330	408,652
Other current assets	78,540	64,633	78,476
Total current assets	1,324,242	1,079,145	1,175,912
Investments and long-term receivables	57,059	44,615	42,944
Property, plant & equipment
Property, plant & equipment, cost	8,657,731	8,457,619	8,386,315
Allowances for depreciation, depletion & amortization	(4,370,386)	(4,220,312)	(4,197,592)
Property, plant & equipment, net	4,287,345	4,237,307	4,188,723
Operating lease right-of-use assets, net	410,833	0	0
Goodwill	3,167,061	3,165,396	3,169,615
Other intangible assets, net	1,071,330	1,095,378	1,099,354
Other noncurrent assets	221,803	210,289	199,087
Total assets	$ 10,539,673	$ 9,832,130	$ 9,875,635
Liabilities
Current maturities of long-term debt	24	23	23
Short-term debt	0	133,000	200,000
Trade payables and accruals	265,012	216,473	233,885
Other current liabilities	270,248	253,054	256,507
Total current liabilities	535,284	602,550	690,415
Long-term debt	2,783,068	2,779,357	2,778,129
Deferred income taxes, net	628,726	567,283	581,026
Deferred revenue	180,541	186,397	186,829
Operating lease liabilities	391,079	0	0
Other noncurrent liabilities	478,736	493,640	493,447
Total liabilities	$ 4,997,434	$ 4,629,227	$ 4,729,846
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,350, 131,762 and 132,045 shares, respectively	132,350	131,762	132,045
Capital in excess of par value	2,785,245	2,798,486	2,795,366
Retained earnings	2,795,834	2,444,870	2,361,903
Accumulated other comprehensive loss	(171,190)	(172,215)	(143,525)
Total equity	$ 5,542,239	$ 5,202,903	$ 5,145,789
Total liabilities and equity	$ 10,539,673	$ 9,832,130	$ 9,875,635
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited	September 30		September 30
in thousands, except per share data	2019	2018	2019	2018
Total revenues	$ 1,418,758	$ 1,240,197	$ 3,742,951	$ 3,294,822
Cost of revenues	1,018,115	897,055	2,780,131	2,469,161
Gross profit	400,643	343,142	962,820	825,661
Selling, administrative and general expenses	88,789	81,606	274,747	248,989
Gain on sale of property, plant & equipment
and businesses	234	2,104	10,982	8,374
Other operating expense, net	(8,712)	(14,456)	(15,173)	(23,822)
Operating earnings	303,376	249,184	683,882	561,224
Other nonoperating income, net	359	4,890	5,954	12,708
Interest expense, net	32,197	33,547	98,165	104,566
Earnings from continuing operations
before income taxes	271,538	220,527	591,671	469,366
Income tax expense	53,472	40,663	111,764	75,805
Earnings from continuing operations	218,066	179,864	479,907	393,561
Loss on discontinued operations, net of tax	(2,353)	(713)	(3,338)	(1,778)
Net earnings	$ 215,713	$ 179,151	$ 476,569	$ 391,783
Other comprehensive income, net of tax
Deferred gain on interest rate derivative	0	0	0	2,496
Amortization of prior interest rate derivative loss	57	53	169	171
Amortization of actuarial loss and prior service
cost for benefit plans	286	1,091	856	3,274
Other comprehensive income	343	1,144	1,025	5,941
Comprehensive income	$ 216,056	$ 180,295	$ 477,594	$ 397,724
Basic earnings (loss) per share
Continuing operations	$ 1.65	$ 1.36	$ 3.63	$ 2.97
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
Net earnings	$ 1.63	$ 1.35	$ 3.60	$ 2.96
Diluted earnings (loss) per share
Continuing operations	$ 1.63	$ 1.34	$ 3.60	$ 2.94
Discontinued operations	(0.01)	0.00	(0.02)	(0.02)
Net earnings	$ 1.62	$ 1.34	$ 3.58	$ 2.92
Weighted-average common shares outstanding
Basic	132,414	132,392	132,244	132,505
Assuming dilution	133,375	133,894	133,273	134,079
Depreciation, depletion, accretion and amortization	$ 96,247	$ 89,390	$ 278,925	$ 256,463
Effective tax rate from continuing operations	19.7%	18.4%	18.9%	16.2%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited	September 30
in thousands	2019	2018
Operating Activities
Net earnings	$ 476,569	$ 391,783
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	278,925	256,463
Noncash operating lease expense	26,349	0
Net gain on sale of property, plant & equipment and businesses	(10,982)	(8,374)
Contributions to pension plans	(6,767)	(107,202)
Share-based compensation expense	24,815	21,650
Deferred tax expense (benefit)	62,232	76,779
Cost of debt purchase	0	6,922
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(221,001)	(67,836)
Other, net	15,989	2,446
Net cash provided by operating activities	$ 646,129	$ 572,631
Investing Activities
Purchases of property, plant & equipment	(306,893)	(348,238)
Proceeds from sale of property, plant & equipment	12,112	12,838
Proceeds from sale of businesses	1,744	11,256
Payment for businesses acquired, net of acquired cash	1,122	(213,138)
Other, net	(11,342)	(12,216)
Net cash used for investing activities	$ (303,257)	$ (549,498)
Financing Activities
Proceeds from short-term debt	366,900	514,900
Payment of short-term debt	(499,900)	(314,900)
Payment of current maturities and long-term debt	(17)	(892,049)
Proceeds from issuance of long-term debt	0	850,000
Debt issuance and exchange costs	0	(45,513)
Settlements of interest rate derivatives	0	3,378
Purchases of common stock	(2,602)	(99,916)
Dividends paid	(122,943)	(111,192)
Share-based compensation, shares withheld for taxes	(37,612)	(31,418)
Net cash used for financing activities	$ (296,174)	$ (126,710)
Net increase (decrease) in cash and cash equivalents and restricted cash	46,698	(103,577)
Cash and cash equivalents and restricted cash at beginning of year	44,404	146,646
Cash and cash equivalents and restricted cash at end of period	$ 91,102	$ 43,069
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Discontinued Operations
Pretax loss	$ (3,167)	$ (969)	$ (4,506)	$ (2,417)
Income tax benefit	814	256	1,168	639
Loss on discontinued operations,
net of tax	$ (2,353)	$ (713)	$ (3,338)	$ (1,778)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Weighted-average common shares
outstanding	132,414	132,392	132,244	132,505
Dilutive effect of
Stock-Only Stock Appreciation Rights	525	905	662	1,021
Other stock compensation plans	436	597	367	553
Weighted-average common shares
outstanding, assuming dilution	133,375	133,894	133,273	134,079

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Antidilutive common stock equivalents	71	162	161	161

Note 2: Leases

Operating lease-related assets and liabilities (we do not have any material finance leases) reflected on our September 30, 2019 balance sheet and the weighted-average lease term and discount rate are as follows:

		September 30
in thousands	Classification on the Balance Sheet	2019
Assets
Operating lease right-of-use assets		$ 435,986
Accumulated amortization		(25,153)
Total lease assets	Operating lease right-of-use assets, net	$ 410,833
Liabilities
Current
Operating	Other current liabilities	$ 30,282
Noncurrent
Operating	Operating lease liabilities	391,079
Total lease liabilities		$ 421,361
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		9.6
Weighted-average discount rate
Operating leases		4.4%

Our portfolio of nonmineral leases is composed almost entirely of operating leases for real estate (including office buildings, aggregates sales yards, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, office equipment and plant equipment).

Our building leases have remaining noncancelable periods of 1 - 9 years, and lease terms (including options to extend) of 1 - 28 years. Key factors in determining the certainty of lease renewals include the location of the building, the value of leasehold improvements and the cost to relocate. Rental payments for certain of our building leases are periodically adjusted for inflation and this variable component is recognized as expense when incurred. Many of our building leases contain common area maintenance charges which we include in the calculation of our lease liability (the lease consideration is not allocated between the lease and non-lease components).

Our aggregates sales yard leases have remaining noncancelable periods of 0 - 30 years, and lease terms of 2 - 80 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Certain aggregates sales yard lease agreements include rental payments based on a percentage of sales over contractual levels or the number of shipments received into the sales yard. Variable payments for these sales yards comprise a majority of the overall variable lease cost presented in the table below.

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

Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. The components of operating lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30
in thousands	2019	2019
Lease Cost
Operating lease cost	$ 14,057	$ 42,352
Short-term lease cost [1]	8,756	25,378
Variable lease cost	3,637	10,194
Sublease income	(774)	(2,192)
Total lease cost	$ 25,676	$ 75,732

[1]	We have elected to recognize the cost of leases with an initial term of one month or less within our short-term lease cost.

Total operating lease expense for the prior year’s three and nine months ended September 30, 2018 was $22,539,000 and $68,859,000, respectively.

Cash paid for operating leases was $39,326,000 for the nine months ended September 30, 2019 and was reflected as a reduction to operating cash flows.

Maturity analysis on an undiscounted basis of our operating lease liabilities as of September 30, 2019 is as follows:

Operating
in thousands	Leases
Maturity of Lease Liabilities
2019 (remainder)	$ 13,260
2020	49,226
2021	45,559
2022	41,185
2023	36,641
Thereafter	607,307
Total minimum lease payments	$ 793,178
Less: Lease payments representing interest	371,817
Present value of future minimum lease payments	$ 421,361
Less: Current obligations under leases	30,282
Long-term lease obligations	$ 391,079

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

In the third quarter of 2019, we recorded income tax expense from continuing operations of $53,472,000 compared to income tax expense from continuing operations of $40,663,000 in the third quarter of 2018. The increase in tax expense was primarily related to the increase in earnings.

For the first nine months of 2019, we recorded income tax expense from continuing operations of $111,764,000 compared to income tax expense from continuing operations of $75,805,000 for the first nine months of 2018. The increase in tax expense was primarily related to the increase in earnings.

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

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. At December 31, 2019, we project state net operating loss carryforward deferred tax assets of $67,064,000 ($64,619,000 relates to Alabama), against which we project to have a valuation allowance of $29,678,000 ($29,183,000 relates to Alabama). The Alabama net operating loss carryforward, if not utilized, would expire in years 2023 – 2032.

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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $75,508,000 and $70,385,000 for the three months ended September 30, 2019 and 2018, respectively, and $175,280,000 and $145,127,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Our segment total revenues by geographic market for the three and nine month periods ended September 30, 2019 and 2018 are disaggregated as follows:

	Three Months Ended September 30, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 387,291	$ 59,156	$ 74,446	$ 0	$ 520,893
Gulf Coast	565,607	63,803	18,338	2,119	649,867
West	180,187	147,278	20,180	0	347,645
Segment sales	$ 1,133,085	$ 270,237	$ 112,964	$ 2,119	$ 1,518,405
Intersegment sales	(99,647)	0	0	0	(99,647)
Total revenues	$ 1,033,438	$ 270,237	$ 112,964	$ 2,119	$ 1,418,758

	Three Months Ended September 30, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 331,147	$ 52,263	$ 65,971	$ 0	$ 449,381
Gulf Coast	489,299	47,220	14,441	1,912	552,872
West	163,285	132,217	21,307	0	316,809
Segment sales	$ 983,731	$ 231,700	$ 101,719	$ 1,912	$ 1,319,062
Intersegment sales	(78,865)	0	0	0	(78,865)
Total revenues	$ 904,866	$ 231,700	$ 101,719	$ 1,912	$ 1,240,197

	Nine Months Ended September 30, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 951,543	$ 123,764	$ 200,033	$ 0	$ 1,275,340
Gulf Coast	1,615,987	157,581	49,709	6,073	1,829,350
West	462,581	368,145	50,627	0	881,353
Segment sales	$ 3,030,111	$ 649,490	$ 300,369	$ 6,073	$ 3,986,043
Intersegment sales	(243,092)	0	0	0	(243,092)
Total revenues	$ 2,787,019	$ 649,490	$ 300,369	$ 6,073	$ 3,742,951

	Nine Months Ended September 30, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 827,605	$ 113,331	$ 197,146	$ 0	$ 1,138,082
Gulf Coast	1,377,568	100,708	57,994	6,136	1,542,406
West	434,480	333,324	54,264	0	822,068
Segment sales	$ 2,639,653	$ 547,363	$ 309,404	$ 6,136	$ 3,502,556
Intersegment sales	(207,734)	0	0	0	(207,734)
Total revenues	$ 2,431,919	$ 547,363	$ 309,404	$ 6,136	$ 3,294,822

[1]	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina, Texas and the Bahamas

West market — Arizona, California and New Mexico

PRODUCT REVENUES

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs at a point in time when our aggregates, asphalt mix and ready-mixed concrete are shipped/delivered and control passes to the customer. Revenue for our products is recorded at the fixed invoice amount and payment is due by the 15th day of the following month — we do not offer discounts for early payment.

Freight & delivery generally represents pass-through transportation we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers and are accounted for as a fulfillment activity. Likewise, the costs related to freight & delivery are included in cost of revenues.

Freight & delivery revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Freight & Delivery Revenues
Total revenues	$ 1,418,758	$ 1,240,197	$ 3,742,951	$ 3,294,822
Freight & delivery revenues [1]	(206,929)	(175,194)	(566,330)	(476,491)
Total revenues excluding freight & delivery	$ 1,211,829	$ 1,065,003	$ 3,176,621	$ 2,818,331

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Deferred Revenue
Balance at beginning of period	$ 189,052	$ 196,296	$ 192,783	$ 199,556
Revenue recognized from deferred revenue	(2,125)	(1,997)	(5,856)	(5,257)
Balance at end of period	$ 186,927	$ 194,299	$ 186,927	$ 194,299

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income during the 12-month period ending September 30, 2020 (reflected in other current liabilities in our September 30, 2019 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	September 30	December 31	September 30
in thousands	2019	2018	2018
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 22,667	$ 19,164	$ 21,504
Total	$ 22,667	$ 19,164	$ 21,504

Level 2 Fair Value
	September 30	December 31	September 30
in thousands	2019	2018	2018
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 190	$ 1,015	$ 1,332
Total	$ 190	$ 1,015	$ 1,332

We have two Rabbi Trusts for the purpose of providing a level of security for the employee nonqualified retirement and deferred compensation plans and for the directors' nonqualified deferred compensation plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds for which quoted prices in active markets are available. Level 2 investments are stated at estimated fair value based on the underlying investments in the fund (short-term, highly liquid assets in commercial paper, short-term bonds and certificates of deposit).

Net gains (losses) of the Rabbi Trust investments were $2,843,000 and $(222,000) for the nine months ended September 30, 2019 and 2018, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at September 30, 2019 and 2018 were $2,879,000 and $(214,000), respectively.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2019	2018	2019	2018
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (78)	$ (72)	$ (229)	$ (232)

For the 12-month period ending September 30, 2020, we estimate that $325,000 of the $11,011,000 net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in thousands	Interest Rates	2019	2018	2018
Short-term Debt
Bank line of credit expires 2021 [1,2]	1.25%	$ 0	$ 133,000	$ 200,000
Total short-term debt		$ 0	$ 133,000	$ 200,000
Long-term Debt
Bank line of credit expires 2021 [1]		$ 0	$ 0	$ 0
Floating-rate notes due 2020 [3]	3.06%	250,000	250,000	250,000
Floating-rate notes due 2021	2.99%	500,000	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,948	460,949	460,949
Other notes	6.46%	191	208	214
Total long-term debt - face value		$ 2,846,378	$ 2,846,396	$ 2,846,402
Unamortized discounts and debt issuance costs		(63,286)	(67,016)	(68,250)
Total long-term debt - book value		$ 2,783,092	$ 2,779,380	$ 2,778,152
Less current maturities		24	23	23
Total long-term debt - reported value		$ 2,783,068	$ 2,779,357	$ 2,778,129
Estimated fair value of long-term debt		$ 3,036,337	$ 2,695,802	$ 2,743,429

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

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $3,730,000 and $3,927,000 of net interest expense for these items for the nine months ended September 30, 2019 and 2018, respectively.

LINE OF CREDIT

Our unsecured $750,000,000 line of credit matures December 2021 and contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of September 30, 2019, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term debt if we intend to repay within twelve months and as long-term debt if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or SunTrust Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of September 30, 2019, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of September 30, 2019, our available borrowing capacity was $696,750,000. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$53,250,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846,378,000 (face value) of term debt is unsecured. $2,846,187,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of September 30, 2019, we were in compliance with all term debt covenants.

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

As a result of the first quarter 2018 early debt retirements described above, we recognized premiums of $5,608,000, transaction costs of $1,314,000 and noncash expense (acceleration of unamortized deferred transaction costs) of $466,000. The combined charge of $7,388,000 was a component of interest expense for the three and nine months ended September 30, 2018.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2019 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 45,331
Reclamation/restoration requirements	7,919
Total	$ 53,250

Note 8: Commitments and Contingencies

As summarized by purpose directly above in Note 7, our standby letters of credit totaled $53,250,000 as of September 30, 2019.

As described in Note 2, our nonmineral operating lease liabilities totaled $421,361,000 as of September 30, 2019.

As described in Note 9, our asset retirement obligations totaled $224,067,000 as of September 30, 2019.

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

We have settled all except two outstanding cases and our insurers to date have funded these settlements in excess of our self-insured retention amount. The remaining cases involve Texas Brine and the state of Louisiana. Discovery remains ongoing and we cannot reasonably estimate a range of liability pertaining to these open cases at this time.

■ NEW YORK WATER DISTRICT CASES (DISCONTINUED OPERATIONS) — During the operation of our former Chemicals Division, which was divested to Occidental in 2005, Vulcan manufactured a chlorinated solvent known as 1,1,1-trichloroethane. We are a defendant in 24 cases allegedly involving 1,1,1-trichloroethane. All of the cases are filed in the United States District Court for the Eastern District of New York. According to the various complaints, the plaintiffs are public drinking water providers who serve customers in Nassau County and Suffolk County, New York. It is alleged that our 1,1,1-trichloroethane was stabilized with 1,4-dioxane and that various water wells of the plaintiffs are contaminated with 1,4-dioxane. The plaintiffs are seeking unspecified compensatory and punitive damages. We will vigorously defend the cases. At this time we cannot determine the likelihood or reasonably estimate a range of loss, if any, pertaining to the cases.

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

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Site to protect the North Hollywood West (NHW) well field. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for our evaluation of the need for a two-well remedy. These activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a PDI Evaluation Report to the EPA. The PDI Evaluation Report summarizes data collection activities conducted pursuant to the PDI Work Plan, and provides model updates and evaluation of remediation alternatives to protect the NHW and Rinaldi-Toluca well fields from 1,4-dioxane from the Hewitt Site. In May 2019, the EPA provided an initial set of comments on the PDI Evaluation Report, but has not yet provided additional, final comments. Vulcan has not yet received final comments from the EPA on the report. Until the EPA’s review of the PDI Evaluation Report is complete and an effective remedy can be agreed upon, we cannot identify an appropriate remedial action. Given the various stakeholders involved and the uncertainties relating to issues such as testing, monitoring, and remediation alternatives, we cannot reasonably estimate a loss pertaining to this matter.

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

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matter is disclosed in accordance with that requirement. In June 2019, we received from the EPA a draft administrative order, followed in October 2019 with a proposed penalty of $193,750, to settle alleged violations of the Clean Water Act noted during a series of EPA inspections conducted in March and May 2017 and May 2018 at one of our aggregates sites. We are negotiating the draft order with the EPA and expect to enter into a settlement. The draft order does not contain requirements for groundwater clean-up or capital expenditure. We do not currently believe that the eventual outcome of such matter could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. These AROs relate to our underlying land parcels, including both owned properties and mineral leases. ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
ARO Operating Costs
Accretion	$ 2,744	$ 2,684	$ 8,194	$ 8,036
Depreciation	1,720	1,512	5,361	4,192
Total	$ 4,464	$ 4,196	$ 13,555	$ 12,228

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Asset Retirement Obligations
Balance at beginning of period	$ 223,497	$ 215,421	$ 225,726	$ 218,117
Liabilities incurred	0	0	263	0
Liabilities settled	(2,684)	(2,649)	(9,650)	(10,476)
Accretion expense	2,744	2,684	8,194	8,036
Revisions, net	510	10,628	(466)	10,407
Balance at end of period	$ 224,067	$ 226,084	$ 224,067	$ 226,084

ARO liabilities settled during the first nine months of 2019 and 2018 include $2,403,000 and $6,108,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the reclamation agreement will result in the restoration of 90 acres of previously mined property to conditions suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$ 1,248	$ 1,429	$ 3,746	$ 4,287
Interest cost	9,410	8,876	28,230	26,627
Expected return on plan assets	(11,938)	(14,797)	(35,813)	(44,391)
Amortization of prior service cost	335	335	1,005	1,005
Amortization of actuarial loss	1,358	2,457	4,074	7,370
Net periodic pension benefit cost (credit)	$ 413	$ (1,700)	$ 1,242	$ (5,102)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1,693	$ 2,792	$ 5,079	$ 8,375

The contributions to pension plans for the nine months ended September 30, 2019 and 2018, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods and a discretionary qualified plan contribution of $100,000,000 in the first quarter of 2018.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$ 329	$ 339	$ 988	$ 1,018
Interest cost	347	310	1,041	930
Amortization of prior service credit	(980)	(991)	(2,939)	(2,972)
Amortization of actuarial gain	(327)	(324)	(981)	(973)
Net periodic postretirement benefit credit	$ (631)	$ (666)	$ (1,891)	$ (1,997)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,307)	$ (1,315)	$ (3,920)	$ (3,945)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $13,646,000 and $10,376,000 for the three months ended September 30, 2019 and 2018, respectively, and totaled $41,246,000 and $30,521,000 for the nine months ended September 30, 2019 and 2018, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2019	2018	2018
AOCI
Interest rate hedges	$ (11,011)	$ (11,180)	$ (8,771)
Pension and postretirement plans	(160,179)	(161,035)	(134,754)
Total	$ (171,190)	$ (172,215)	$ (143,525)

Changes in AOCI, net of tax, for the nine months ended September 30, 2019 are as follows:

Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2018	$ (11,180)	$ (161,035)	$ (172,215)
Amounts reclassified from AOCI	169	856	1,025
Balances as of September 30, 2019	$ (11,011)	$ (160,179)	$ (171,190)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Amortization of Interest Rate Hedge Losses
Interest expense	$ 78	$ 72	$ 229	$ 232
Benefit from income taxes	(21)	(19)	(60)	(61)
Total	$ 57	$ 53	$ 169	$ 171
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 386	$ 1,477	$ 1,159	$ 4,430
Benefit from income taxes	(100)	(386)	(303)	(1,156)
Total	$ 286	$ 1,091	$ 856	$ 3,274
Total reclassifications from AOCI to earnings	$ 343	$ 1,144	$ 1,025	$ 3,445

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

There were no shares held in treasury as of September 30, 2019, December 31, 2018 and September 30, 2018.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands, except average price	2019	2018	2018
Shares Purchased and Retired
Number	19	1,192	866
Total purchase price	$ 2,602	$ 133,983	$ 99,916
Average price per share	$ 139.90	$ 112.41	$ 115.31

As of September 30, 2019, 8,279,189 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands, except per share data	2019	2018	2019	2018
Total Equity
Balance at beginning of period	$ 5,371,447	$ 5,020,630	$ 5,202,903	$ 4,968,893
Net earnings	215,713	179,151	476,569	391,783
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(12,091)	(32)	(37,528)	(31,370)
Purchase and retirement of common stock	(2,602)	(24,995)	(2,602)	(99,916)
Share-based compensation expense	10,445	6,887	24,815	21,650
Cash dividends on common stock
($0.31/$0.28/$0.93/$0.84 per share, respectively)	(41,016)	(36,996)	(122,943)	(111,192)
Other comprehensive income	343	1,144	1,025	5,941
Balance at end of period	$ 5,542,239	$ 5,145,789	$ 5,542,239	$ 5,145,789

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2019	2018	2019	2018
Total Revenues
Aggregates [1]	$ 1,133,085	$ 983,731	$ 3,030,111	$ 2,639,653
Asphalt [2]	270,237	231,700	649,490	547,363
Concrete	112,964	101,719	300,369	309,404
Calcium	2,119	1,912	6,073	6,136
Segment sales	$ 1,518,405	$ 1,319,062	$ 3,986,043	$ 3,502,556
Aggregates intersegment sales	(99,647)	(78,865)	(243,092)	(207,734)
Total revenues	$ 1,418,758	$ 1,240,197	$ 3,742,951	$ 3,294,822
Gross Profit
Aggregates	$ 357,202	$ 303,787	$ 872,133	$ 735,484
Asphalt	27,639	23,857	51,950	49,853
Concrete	15,037	14,587	36,487	38,098
Calcium	765	911	2,250	2,226
Total	$ 400,643	$ 343,142	$ 962,820	$ 825,661
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 78,978	$ 72,729	$ 227,259	$ 208,420
Asphalt	8,909	8,428	26,343	22,728
Concrete	3,371	3,041	9,662	9,504
Calcium	59	68	177	207
Other	4,930	5,124	15,484	15,604
Total	$ 96,247	$ 89,390	$ 278,925	$ 256,463
Identifiable Assets [3]
Aggregates			$ 9,403,342	$ 8,890,421
Asphalt			601,059	551,336
Concrete			302,003	278,487
Calcium			3,990	4,288
Total identifiable assets			$ 10,310,394	$ 9,724,532
General corporate assets			138,177	108,034
Cash and cash equivalents and restricted cash			91,102	43,069
Total assets			$ 10,539,673	$ 9,875,635

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2019	2018
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 85,140	$ 82,339
Income taxes	46,955	(99,585)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 28,828	$ 30,588
Recognition of new asset retirement obligations	263	0
Right-of-use assets obtained in exchange for new operating lease liabilities [1]	438,517	0
Amounts referable to business acquisitions
Liabilities assumed [2]	3,525	5,056
Consideration payable to seller	0	9,500

[1]	The 2019 amount includes the initial right-of-use assets resulting from our adoption of ASU 2016-02, “Leases,” as described in Note 17.
[2]	Includes adjustments to prior year acquisitions.

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September 30, 2019 and 2018. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2018 to September 30, 2019 are as follows:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Total as of December 31, 2018	$ 3,073,763	$ 91,633	$ 0	$ 0	$ 3,165,396
Goodwill of acquired businesses [1]	1,665	0	0	0	1,665
Total as of September 30, 2019	$ 3,075,428	$ 91,633	$ 0	$ 0	$ 3,167,061

[1]	See Note 16 for a summary of prior year acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2019 BUSINESS ACQUISITIONS — We had no acquisitions through the nine months ended September 30, 2019.

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

▪First quarter — ready-mixed concrete operations in Georgia resulting in a pretax gain of $2,929,000 (we retained all real property which is leased to the buyer, and obtained a long-term aggregates supply agreement)

No assets met the criteria for held for sale at September 30, 2019, December 31, 2018 or September 30, 2018.

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

There are limited substitutes for quality aggregates. Due to zoning and permitting regulation and high transportation costs relative to the value of the product, the location of reserves is a critical factor to our long-term success.

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

EXECUTIVE SUMMARY

Financial highlights for Third Quarter 2019

Compared to third quarter 2018:

▪Total revenues increased $178.6 million, or 14%, to $1,418.8 million

▪Gross profit increased $57.5 million, or 17%, to $400.6 million

▪Aggregates segment sales increased $149.4 million, or 15%, to $1,133.1 million

▪Aggregates segment freight-adjusted revenues increased $108.7 million, or 15%, to $858.5 million

▪Shipments increased 8%, or 4.7 million tons, to 60.9 million tons

▪Same-store shipments increased 8%, or 4.5 million tons, to 60.7 million tons

▪Freight-adjusted sales price increased 5.6%, or $0.75 per ton

▪Same-store freight-adjusted sales price increased 5.5%, or $0.74 per ton

▪Segment gross profit increased $53.4 million, or 18%, to $357.2 million

▪Asphalt, Concrete and Calcium segment gross profit increased $4.1 million, or 10%, to $43.4 million, collectively

▪Selling, administrative and general (SAG) expenses increased $7.2 million and decreased 0.3 percentage points (30 basis points) as a percentage of total revenues

▪Operating earnings increased $54.2 million, or 22%, to $303.4 million

▪Earnings from continuing operations were $218.1 million, or $1.63 per diluted share, compared to $179.9 million, or $1.34 per diluted share

▪Adjusted earnings from continuing operations were $1.68 per diluted share, compared to $1.40 per diluted share

▪Net earnings were $215.7 million, an increase of $36.6 million, or 20%

▪Adjusted EBITDA was $406.8 million, an increase of $53.4 million, or 15%

▪Returned capital to shareholders via dividends ($41.0 million @ $0.31 per share versus $37.0 million @ $0.28 per share) and share repurchases ($2.6 million @ an average price of $139.90 per share versus $25.0 million @ an average price of $111.92 per share)

Net earnings in the third quarter of 2019 were $215.7 million, up 20%, and Adjusted EBITDA was $406.8 million, up 15%, compared to last year’s third quarter. The strong earnings growth was driven principally by an 18% increase in Aggregates segment gross profit. Aggregates shipments increased 8% year-over-year and freight-adjusted aggregates pricing increased 5.6% (5.0% mix-adjusted). Adjusted for the extra shipping day in this year’s third quarter, same-store shipments grew by 6%. Same-store aggregates gross profit incremental flow-through rate for the trailing-twelve months was 60%, consistent with long-term expectations.

We continued to execute well during the third quarter. The growth in our aggregates shipments and improvement in pricing were strong. Importantly, our industry-leading unit profitability in aggregates increased from $5.41 to $5.87 per ton, a 9% increase compared to the prior year’s third quarter. We remain focused on creating long-term value by compounding unit margins through our four strategic initiatives — commercial excellence, operational excellence, strategic sourcing and logistics innovation — which enhance price growth and operating efficiencies.

Capital expenditures in the third quarter included $39.5 million of core operating and maintenance capital to improve or replace existing property, plant & equipment. In addition, we invested $41.5 million in internal growth projects to secure new aggregates reserves, develop new production sites and enhance our distribution capabilities. Through the nine months ended September 2019, core operating and maintenance capital investment totaled $170.8 million, and internal growth projects investment was $136.1 million. Our full-year 2019 expectations remain unchanged at $250 million for core operating and maintenance capital and $200 million for internal growth projects.

During the quarter, we returned $41.0 million to shareholders through dividends, an 11% increase versus the prior year quarter. Additionally, we repurchased shares totaling $2.6 million. At quarter-end, total debt was $2.8 billion, or 2.2 times trailing-twelve month Adjusted EBITDA.

We are reaffirming our full-year earnings outlook for 2019. As we enter the final quarter of this year, we are well positioned to have a strong finish to the year, achieving another year of double-digit earnings growth.

Through the first nine months, aggregates shipments have exceeded the upper end of our expectations, pricing has increased in line with our expectations, and we have delivered good incremental earnings. As we consider our outlook for the full year, we expect to finish the year with aggregates profitability better than originally expected. We expect non-aggregates gross profit to be lower than original expectations but in line with 2018 results, offsetting the higher aggregates earnings. We expect earnings from continuing operations between $4.55 and $5.05 per diluted share and Adjusted EBITDA between $1.250 and $1.330 billion.

Looking ahead to 2020, we expect another year of strong earnings growth, led by improvement in aggregates unit margins. With respect to aggregates shipments, our preliminary outlook is for low-to-mid-single-digit growth. Vulcan-served markets should continue to benefit from public construction demand, led by significantly higher levels of highway funding in our key states. Private construction shipment momentum remains positive across most of our markets. We expect this shipment momentum to continue into 2020. Demand fundamentals, including population and employment growth, continue to support longer-term growth in residential and nonresidential construction. We also expect a positive pricing environment as the shipment momentum in private demand and visibility of public demand should help drive sales price increases similar to 2019’s mid-single-digit range.

We remain keenly focused on compounding unit margins through the cycle. Going forward, these compounding unit margins together with disciplined capital allocation will position us well to grow our cash flows and improve our returns on invested capital.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except unit and per unit data	2019	2018	2019	2018
Total revenues	$ 1,418.8	$ 1,240.2	$ 3,743.0	$ 3,294.8
Cost of revenues	1,018.2	897.1	2,780.2	2,469.1
Gross profit	$ 400.6	$ 343.1	$ 962.8	$ 825.7
Gross profit margin	28.2%	27.7%	25.7%	25.1%
Selling, administrative and general (SAG)	$ 88.8	$ 81.6	$ 274.7	$ 249.0
SAG as a percentage of total revenues	6.3%	6.6%	7.3%	7.6%
Operating earnings	$ 303.4	$ 249.2	$ 683.9	$ 561.2
Interest expense, net	$ 32.2	$ 33.5	$ 98.2	$ 104.6
Earnings from continuing operations
before income taxes	$ 271.5	$ 220.5	$ 591.7	$ 469.4
Earnings from continuing operations	$ 218.1	$ 179.9	$ 479.9	$ 393.6
Loss on discontinued operations,
net of income taxes	(2.4)	(0.7)	(3.3)	(1.8)
Net earnings	$ 215.7	$ 179.2	$ 476.6	$ 391.8
Diluted earnings (loss) per share
Continuing operations	$ 1.63	$ 1.34	$ 3.60	$ 2.94
Discontinued operations	(0.01)	0.00	(0.02)	(0.02)
Diluted net earnings per share	$ 1.62	$ 1.34	$ 3.58	$ 2.92
EBITDA [1]	$ 400.0	$ 343.5	$ 968.8	$ 830.4
Adjusted EBITDA [1]	$ 406.8	$ 353.5	$ 971.6	$ 846.2
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	60,898	56,170	163,845	151,659
Freight-adjusted sales price	$ 14.10	$ 13.35	$ 14.00	$ 13.25
Asphalt Mix
Tons (thousands)	4,007	3,399	9,624	8,548
Average sales price	$ 58.20	$ 56.58	$ 57.76	$ 54.84
Ready-mixed concrete
Cubic yards (thousands)	875	795	2,359	2,487
Average sales price	$ 127.99	$ 126.42	$ 126.19	$ 123.06
Calcium
Tons (thousands)	75	67	216	215
Average sales price	$ 28.33	$ 28.29	$ 28.04	$ 28.43

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Measures.

Third quarter 2019 Compared to Third Quarter 2018

Third quarter 2019 total revenues were $1,418.8 million, up 14% from the third quarter of 2018. Shipments increased in aggregates (+8%), asphalt mix (+18%) and ready-mixed concrete (+10%). Gross profit increased in the Aggregates (+$53.4 million or +18%), Asphalt (+$3.8 million or +16%) and Concrete (+$0.5 million or +3%) segments. An 8% decrease in the unit cost of diesel fuel lowered costs by $2.9 million from the prior year’s third quarter with most ($2.8 million) of this cost decline reflected in the Aggregates segment.

Net earnings for the third quarter of 2019 were $215.7 million, or $1.62 per diluted share, compared to $179.2 million, or $1.34 per diluted share, in the third quarter of 2018. Each period’s results were impacted by discrete items, as follows:

Net earnings for the third quarter of 2019 include:

▪pretax charges of $0.4 million associated with non-routine business development

▪pretax charges of $6.5 million for managerial restructuring

Net earnings for the third quarter of 2018 include:

▪pretax gains of $0.6 million for business interruption claims

▪pretax charges of $10.0 million for divested operations

▪pretax charges of $0.2 million associated with non-routine business development

▪pretax charges of $0.3 million for managerial restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $1.68 per diluted share for the third quarter of 2019 compared to $1.40 per diluted share in the third quarter of 2018.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2019 versus the third quarter of 2018 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2018	$ 220.5
Higher aggregates gross profit	53.4
Higher asphalt gross profit	3.8
Higher concrete gross profit	0.5
Lower calcium gross profit	(0.1)
Higher selling, administrative and general expenses	(7.2)
Lower gain on sale of property, plant & equipment and businesses	(1.9)
Lower interest expense, net	1.4
All other	1.1
Third quarter 2019	$ 271.5

Third quarter Aggregates segment sales increased 15% and gross profit increased 18% to $357.2 million. Unit margins increased $0.46 per ton, or 9%, to $5.87 per ton. These improvements resulted from growth in shipments, price improvements and execution of operating disciplines and efficiencies.

Third quarter aggregates shipments increased 8% (also 8% on a same-store basis) as compared to the prior year quarter. A healthy demand environment, led by transportation-related construction, was the principal driver of volume growth and price improvement. Most markets reported solid shipment growth, including double-digit growth in certain markets in the Mid-Atlantic, Southeast and Texas. All of our key markets reported year-over-year price growth. For the quarter, freight-adjusted average sales price increased 5.6% (5.5% on a same-store basis) versus the prior year’s quarter. Mix-adjusted average sales price increased 5.0%. Positive trends in backlogged project work, along with demand visibility and customer confidence, support our expectations for continued price improvement throughout the remainder of 2019.

Third quarter same-store unit cost of sales (freight-adjusted) increased 3% as compared to the prior year quarter. Trailing-twelve month same-store incremental gross profit flow-through rate was 60%, in-line with our long-term expectations. Quarterly gross profit flow-through rates can vary widely from quarter to quarter; therefore, we evaluate this metric on a trailing-twelve month basis.

Asphalt segment gross profit was $27.6 million for the third quarter, an increase of $3.8 million from the prior year. Asphalt mix shipments increased 18% and selling prices increased 3%, or $1.62 per ton, in the third quarter. The average unit cost for liquid asphalt was 6% higher than the prior year quarter. Material margins in the quarter were slightly lower than the prior year’s third quarter.

Concrete segment gross profit was $15.0 million, 3% higher than the prior year quarter. Ready-mixed concrete shipments of 0.9 million cubic yards were up 10% from the prior year’s third quarter. The average sales price increased 1% while material margins were essentially flat.

Calcium segment gross profit was $0.8 million, a slight decrease versus the prior year quarter.

SAG expenses were $88.8 million versus $81.6 million in the prior year’s third quarter. The year-over-year increase was due mainly to compensation-related expense, including incentives that are tied to earnings expectations and the share price performance, as well as investment in people and processes intended to capture benefits from our strategic initiatives. On a trailing-twelve month basis, SAG expense as a percentage of total revenues was 7.4%, 0.4 percentage points (40 basis points) lower than the prior year period. We remain focused on further leveraging our overhead structure.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items included in the total were:

▪$8.7 million in third quarter 2019 — includes discrete items as follows:

▪$0.4 million of non-routine business development charges

▪$6.5 million of managerial restructuring charges

▪$14.5 million in third quarter 2018 — includes discrete items as follows:

▪$0.6 million gain referable to the settlement of business interruption claims related to the 2010 Gulf Coast oil spill

▪$10.0 million of charges associated with divested operations including $9.2 million of environmental liability accruals related to the Hewitt Landfill matter (see Note 8 to the condensed consolidated financial statements)

▪$0.2 million of non-routine business development charges

▪$0.3 million of managerial restructuring charges

Net interest expense was $32.2 million in the third quarter of 2019 compared to $33.5 million in the third quarter of 2018.

Income tax expense from continuing operations was $53.5 million in the third quarter of 2019 compared to $40.7 million in the third quarter of 2018. The increase in tax expense was primarily related to the increase in earnings.

Earnings from continuing operations were $1.63 per diluted share in the third quarter of 2019 compared to $1.34 per diluted share in the third quarter of 2018.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $3.2 million in 2019 compared with $1.0 million in 2018. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

YEAR-TO-DATE September 30, 2019 Compared to YEAR-TO-DATE September 30, 2018

Total revenues for the first nine months of 2019 were $3,743.0 million, up 14% from the first nine months of 2018. Shipments were up in aggregates (+8%) and asphalt mix (+13%) while down in ready-mixed concrete (-5%). Gross profit increased in the Aggregates (+$136.6 million or +19%) and Asphalt (+$2.1 million or +4%) segments, while it declined in the Concrete (-$1.6 million or -4%) segment. A 14% increase in unit costs for liquid asphalt lowered Asphalt segment earnings by $24.3 million. Conversely, a 4% decrease in the unit cost of diesel fuel lowered costs $4.6 million from the first nine months of 2018 with most ($3.9 million) of this cost decline in the Aggregates segment.

Net earnings for the first nine months of 2019 were $476.6 million, or $3.58 per diluted share, compared to $391.8 million, or $2.92 per diluted share, in the first nine months of 2018. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first nine months of 2019 include:

▪$4.1 million of pretax gains related to the sale of businesses (see Note 16 to the condensed consolidated financial statements)

▪$0.4 million of pretax charges associated with non-routine business development

▪$6.5 million of pretax charges for managerial restructuring

Net earnings for the first nine months of 2018 include:

▪$7.4 million of pretax interest charges related to early debt retirement

▪$2.9 million of pretax gains related to the sale of businesses

▪$5.2 million of pretax charges associated with non-routine business development

▪$2.3 million of pretax gains for business interruption claims

▪$10.0 million of pretax charges associated with divested operations

▪$5.7 million of pretax charges for managerial restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $3.62 per diluted share for the first nine months of 2019 compared to $3.07 per diluted share in 2018.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2019 versus year-to-date September 30, 2018 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2018	$ 469.4
Higher aggregates gross profit	136.6
Higher asphalt gross profit	2.1
Lower concrete gross profit	(1.6)
Flat calcium gross profit	0.0
Higher selling, administrative and general expenses	(25.8)
Higher gain on sale of property, plant & equipment and businesses	2.6
Lower interest expense, net	6.4
All other	2.0
Year-to-date September 30, 2019	$ 591.7

Gross profit for our Aggregates segment was $872.1 million ($5.32 per ton) for the first nine months of 2019 versus $735.5 million ($4.85 per ton) in the comparable period of 2018. As a percentage of segment sales, gross profit margin expanded 0.9 percentage points (90 basis points) due primarily to strong growth in shipments and price improvements. Aggregates segment sales of $3,030.1 million were up 15% from the first nine months of 2018, and aggregates freight-adjusted revenues of $2,293.6 million were up 14%. Aggregates shipments for the first nine months increased 8% (same-store +7%), or 12.2 million tons (same-store +10.6 million tons), compared to the prior year. Freight-adjusted average sales price for aggregates increased 5.7%, or $0.75 per ton, versus the first nine months of 2018. Excluding mix impact, aggregates price increased 5.3%. Unit cost of sales (freight-adjusted) in the Aggregates segment for the first nine months of 2019 was up 3%, or $0.28 per ton, versus the prior year.

Asphalt segment gross profit of $52.0 million was up $2.1 million from the first nine months of 2018. Asphalt mix shipments increased 13% (+10% same-store) while selling prices increased 5.3%, or $2.92 per ton. The average unit cost for liquid asphalt was 14% higher than the first nine months of 2019, negatively affecting earnings by $24.3 million. This negative earnings affect was partially mitigated by the higher price as the material margins were only unfavorable by $0.69 per ton, or approximately $6.6 million.

Concrete segment gross profit was $36.5 million for the first nine months of 2019, down $1.6 million from the prior year period. Ready-mixed concrete shipments decreased 5% (same-store -2%) versus comparable 2018. Both the average sales price and the materials margin increased 3%.

Our Calcium segment’s gross profit of $2.3 million was essentially flat versus the first nine months of 2018.

For the first nine months of 2019, total gross profit in our non-aggregates segments was $90.7 million, a less than 1% increase from the prior year’s comparable period.

SAG expenses were $274.7 million versus $249.0 million in the prior year’s first nine months reflecting a 0.3 percentage point (30 basis points) decrease as a percentage of total revenues.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed of various operating items not separately presented in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total other operating expense and significant items, if any, included in the total were:

▪$15.2 million in the first nine months of 2019 — includes discrete items as follows:

▪$0.4 million of non-routine business development charges

▪$6.5 million of managerial restructuring charges

▪$23.8 million in the first nine months of 2018 — includes discrete items as follows:

▪$2.3 million gain referable to the settlement of business interruption claims related to the 2010 Gulf Coast oil spill

▪$10.0 million of charges associated with divested operations including $9.2 million of environmental liability accruals related to the Hewitt Landfill matter (see Note 8 to the condensed consolidated financial statements)

▪$5.2 million of non-routine business development charges

▪$5.7 million of managerial restructuring charges

Net interest expense was $98.2 million in the first nine months of 2019 compared to $104.6 million in the first nine months of 2018. The prior year expense includes $7.4 million of charges related to the first quarter 2018 debt refinancing.

Income tax expense from continuing operations was $111.8 million in the first nine months of 2019 compared to $75.8 million in the first nine months of 2018. The increase in income tax expense was primarily related to the increase in earnings.

Earnings from continuing operations were $3.60 per diluted share in the first nine months of 2019 compared to $2.94 per diluted share in the first nine months of 2018.

Discontinued Operations — Year-to-date September pretax loss from discontinued operations was $4.5 million in 2019 compared with pretax loss of $2.4 million in year-to-date September 2018. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
dollars in millions	2019	2018	2019	2018
Aggregates segment
Segment sales	$ 1,133.1	$ 983.7	$ 3,030.1	$ 2,639.7
Less
Freight & delivery revenues [1]	259.4	221.0	695.9	593.5
Other revenues	15.2	12.9	40.6	36.5
Freight-adjusted revenues	$ 858.5	$ 749.8	$ 2,293.6	$ 2,009.7
Unit shipments - tons	60.9	56.2	163.8	151.7
Freight-adjusted sales price	$ 14.10	$ 13.35	$ 14.00	$ 13.25

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	September 30		September 30
dollars in millions	2019	2018	2019	2018
Aggregates segment
Gross profit	$ 357.2	$ 303.8	$ 1,128.5	$ 942.0
Segment sales	$ 1,133.1	$ 983.7	$ 3,904.1	$ 3,409.2
Gross profit margin	31.5%	30.9%	28.9%	27.6%
Incremental gross profit margin	35.8%		37.7%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	September 30		September 30
dollars in millions	2019	2018	2019	2018
Aggregates segment
Gross profit	$ 357.2	$ 303.8	$ 1,128.5	$ 942.0
Less: Contribution from acquisitions (same-store)	0.6	0.0	5.0	(0.7)
Same-store gross profit	$ 356.6	$ 303.8	$ 1,123.5	$ 942.7
Segment sales	$ 1,133.1	$ 983.7	$ 3,904.1	$ 3,409.2
Less: Freight & delivery revenues [1]	259.4	221.0	899.4	758.6
Segment sales excluding freight & delivery	$ 873.7	$ 762.7	$ 3,004.7	$ 2,650.6
Less: Contribution from acquisitions (same-store)	4.6	0.0	53.1	1.4
Same-store segment sales excluding freight & delivery	$ 869.1	$ 762.7	$ 2,951.6	$ 2,649.2
Gross profit flow-through rate	40.9%	39.8%	37.6%	35.5%
Same-store gross profit flow-through rate	41.0%	39.8%	38.1%	35.6%
Incremental gross profit flow-through rate	48.2%		52.7%
Same-store incremental gross profit flow-through rate	49.6%		59.8%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2019	2018	2019	2018
Aggregates segment
Gross profit	$ 357.2	$ 303.8	$ 872.1	$ 735.5
Depreciation, depletion, accretion and amortization	79.0	72.7	227.3	208.4
Aggregates segment cash gross profit	$ 436.2	$ 376.5	$ 1,099.4	$ 943.9
Unit shipments - tons	60.9	56.2	163.8	151.7
Aggregates segment gross profit per ton	$ 5.87	$ 5.41	$ 5.32	$ 4.85
Aggregates segment cash gross profit per ton	$ 7.16	$ 6.70	$ 6.71	$ 6.22
Asphalt segment
Gross profit	$ 27.6	$ 23.9	$ 52.0	$ 49.9
Depreciation, depletion, accretion and amortization	8.9	8.4	26.3	22.7
Asphalt segment cash gross profit	$ 36.5	$ 32.3	$ 78.3	$ 72.6
Concrete segment
Gross profit	$ 15.0	$ 14.6	$ 36.5	$ 38.1
Depreciation, depletion, accretion and amortization	3.4	3.0	9.7	9.5
Concrete segment cash gross profit	$ 18.4	$ 17.6	$ 46.2	$ 47.6
Calcium segment
Gross profit	$ 0.8	$ 0.9	$ 2.3	$ 2.2
Depreciation, depletion, accretion and amortization	0.1	0.1	0.2	0.2
Calcium segment cash gross profit	$ 0.9	$ 1.0	$ 2.5	$ 2.4

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2019	2018	2019	2018
Net earnings	$ 215.7	$ 179.2	$ 476.6	$ 391.8
Income tax expense (benefit)	53.5	40.7	111.8	75.8
Interest expense, net of interest income	32.2	33.5	98.2	104.6
Loss on discontinued operations, net of tax	2.4	0.7	3.3	1.8
EBIT	303.7	254.1	689.8	573.9
Depreciation, depletion, accretion and amortization	96.2	89.4	278.9	256.5
EBITDA	$ 400.0	$ 343.5	$ 968.8	$ 830.4
Gain on sale of businesses	$ 0.0	$ 0.0	$ (4.0)	$ (2.9)
Business interruption claims recovery	0.0	(0.6)	0.0	(2.3)
Charges associated with divested operations	0.0	10.0	0.0	10.0
Business development [1]	0.4	0.2	0.4	5.2
Restructuring charges [2]	6.5	0.3	6.5	5.7
Adjusted EBITDA	$ 406.8	$ 353.5	$ 971.6	$ 846.2
Depreciation, depletion, accretion and amortization	(96.2)	(89.4)	(278.9)	(256.5)
Adjusted EBIT	$ 310.6	$ 264.1	$ 692.6	$ 589.7

[1]	Represents non-routine charges associated with acquisitions including the cost impact of purchase accounting inventory valuations.
[2]	Restructuring charges are included with other operating expenses and the 2019 charges are for managerial restructuring.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Diluted Earnings Per Share
Net earnings	$ 1.62	$ 1.34	$ 3.58	$ 2.92
Less: Discontinued operations (loss)	(0.01)	0.00	(0.02)	(0.02)
Diluted EPS from continuing operations	$ 1.63	$ 1.34	$ 3.60	$ 2.94
Items included in Adjusted EBITDA above	$ 0.05	$ 0.06	$ 0.02	$ 0.09
Debt refinancing costs	0.00	0.00	0.00	0.04
Adjusted diluted EPS from continuing operations	$ 1.68	$ 1.40	$ 3.62	$ 3.07

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

2019 Projected
in millions	Mid-point
Net earnings	$ 640
Income tax expense	150
Interest expense, net	130
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	370
Projected EBITDA	$ 1,290

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

We actively manage our capital structure and resources in order to balance the cost of capital and the risk of financial stress. We seek to meet these objectives by adhering to the following principles:

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our September 30, 2019 cash and cash equivalents and restricted cash balance of $91.1 million is $0.7 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2019	2018
Net earnings	$ 476.6	$ 391.8
Depreciation, depletion, accretion and amortization (DDA&A)	278.9	256.5
Noncash operating lease expense	26.3	0.0
Contributions to pension plans	(6.8)	(107.2)
Cost of debt purchase	0.0	6.9
Other operating cash flows, net [1]	(128.9)	24.6
Net cash provided by operating activities	$ 646.1	$ 572.6

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $646.1 million during the nine months ended September 30, 2019, a $73.5 million increase compared to the same period of 2018. During the first nine months of 2018, we made a $100.0 million discretionary contribution to our qualified pension plans that was deductible for tax purposes in 2017 and early retired debt incurring premium and transaction costs of $6.9 million (which is added back to operating cash flows and reflected as a financing cash outflow). Additionally, as noted in the table above, beginning with our adoption of ASU 2016-02 in 2019 (see Note 17 to the condensed consolidated financial statements), the noncash amortization component of operating lease expense is added back to operating cash flows.

cash from investing activities

Net cash used for investing activities was $303.3 million during the first nine months of 2019, a $246.2 million decrease compared to the same period of 2018. During the first nine months of 2019, we invested $306.9 million in our existing operations compared to $348.2 million in the prior year period. Of this $306.9 million, $136.1 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities. During the first nine months of 2018, we acquired the following businesses for $213.1 million of cash consideration: Alabama — aggregates, asphalt mix and construction paving operations; California — asphalt mix operations; and Texas — aggregates rail yards, asphalt mix and construction paving operations. Furthermore, during the first quarter of 2018, we divested our ready-mixed concrete operations in Georgia resulting in proceeds of $11.3 million and a long-term aggregates supply agreement.

cash from financing activities

Net cash used for financing activities in the first nine months of 2019 was $296.2 million, compared to $126.7 million in the same period of 2018. The current year includes a net $133.0 million payment on our bank line of credit. The prior year period includes a $200.0 million net draw on our line of credit partially offset by several refinancing actions that used $84.2 million of cash (as described in the debt section below). Additionally, the capital returned to our shareholders decreased by $85.5 million as higher dividends of $11.8 million ($0.93 per share compared to $0.84 per share) were offset by lower share repurchases of $97.3 million (18,600 shares repurchased @ $139.90 average price per share compared to 866,490 shares repurchased @ $115.31 average price per share).

debt

Certain debt measures are presented below:

	September 30	December 31	September 30
dollars in millions	2019	2018	2018
Debt
Current maturities of long-term debt	$ 0.0	$ 0.0	$ 0.0
Short-term debt	0.0	133.0	200.0
Long-term debt [1]	2,783.1	2,779.4	2,778.1
Total debt	$ 2,783.1	$ 2,912.4	$ 2,978.1
Capital
Total debt	$ 2,783.1	$ 2,912.4	$ 2,978.1
Equity	5,542.2	5,202.9	5,145.8
Total capital	$ 8,325.3	$ 8,115.3	$ 8,123.9
Total Debt as a Percentage of Total Capital	33.4%	35.9%	36.7%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.25%	1.25%
Term debt	4.40%	4.56%	4.45%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	73.7%	70.4%	68.8%
Floating-rate debt	26.3%	29.6%	31.2%

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

Line of credit

Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2019, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of September 30, 2019, our available borrowing capacity under the line of credit was $696.7 million. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$53.3 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846.4 million (face value) of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of September 30, 2019, we were in compliance with all term debt covenants.

As a result of the first quarter 2018 early debt retirements (see Note 7 to the condensed consolidated financial statements), we recognized premiums of $5.6 million, transaction costs of $1.3 million and noncash expense (acceleration of unamortized deferred transaction costs) of $0.5 million. The combined charge of $7.4 million was recorded as interest expense in the first quarter of 2018.

CURRENT MATURITIES of long-term debt

Current maturities of long-term debt as of September 30, 2019 were insignificant. As previously noted, long-term debt includes the $250.0 million floating-rate notes due June 2020 as we intend to refinance these notes and have the ability to do so by borrowing on our line of credit.

debt ratings

Our debt ratings and outlooks as of September 30, 2019 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB-/stable	9/24/2018	rating/outlook affirmed
Moody's	Baa3/stable	3/29/2019	rating/outlook affirmed
Standard & Poor's	BBB/stable	4/4/2019	rating/outlook affirmed

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands	2019	2018	2018
Common stock shares at January 1,
issued and outstanding	131,762	132,324	132,324
Common Stock Issuances
Share-based compensation plans	607	630	587
Common Stock Purchases
Purchased and retired	(19)	(1,192)	(866)
Common stock shares at end of period,
issued and outstanding	132,350	131,762	132,045

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of September 30, 2019, there were 8,279,189 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands, except average price	2019	2018	2018
Shares Purchased and Retired
Number	19	1,192	866
Total purchase price	$ 2,602	$ 133,983	$ 99,916
Average price per share	$ 139.90	$ 112.41	$ 115.31

There were no shares held in treasury as of September 30, 2019, December 31, 2018 and September 30, 2018.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2019.

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

In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to Suzanne H. Wood, Senior Vice President, Chief Financial Officer and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

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

The Charters of the Audit, Compensation and Governance Committees are available on our website under the heading, “Corporate Governance,” or you may request a copy of any of these documents by writing to Suzanne H. Wood, Senior Vice President, Chief Financial Officer and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

Information included on our website is not incorporated into, or otherwise made a part of, this report.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. To manage these market risks, we may use derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

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

At September 30, 2019, the estimated fair value of our long-term debt including current maturities was $3,036.4 million compared to a book value of $2,783.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $299.6 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

No material changes were made during the third quarter of 2019 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended September 30, 2019 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2019
July 1 - July 31	0	$ 0.00	0	8,297,789
Aug 1 - Aug 31	15,000	$ 139.93	15,000	8,282,789
Sept 1 - Sept 30	3,600	$ 139.78	3,600	8,279,189
Total	18,600	$ 139.90	18,600

[1]

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of September 30, 2019, there were 8,279,189 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the third quarter of 2019.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10.1	First Amendment to Credit Agreement dated as of August 16, 2019, among the Company and SunTrust Bank as Administrative Agent, and other parties named therein
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date November 7, 2019	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date November 7, 2019	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)