Form 10-Q
period 2020-03-31
Vulcan Materials CO
filed 2020-05-06
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

                    Class

Shares outstanding       at April 21, 2020

Common Stock, $1 Par Value

132,434,322

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2020 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
	Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	45
	Item 1A.	Risk Factors	45
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
	Item 4.	Mine Safety Disclosures	46
	Item 6.	Exhibits	47
		Signatures	48

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	March 31	December 31	March 31
in thousands	2020	2019	2019
Assets
Cash and cash equivalents	$ 120,041	$ 271,589	$ 30,838
Restricted cash	232	2,917	270
Accounts and notes receivable
Accounts and notes receivable, gross	601,182	573,241	563,084
Allowance for doubtful accounts	(3,517)	(3,125)	(2,554)
Accounts and notes receivable, net	597,665	570,116	560,530
Inventories
Finished products	403,612	391,666	369,743
Raw materials	33,676	31,318	27,951
Products in process	5,010	5,604	4,976
Operating supplies and other	28,449	29,720	26,727
Inventories	470,747	458,308	429,397
Other current assets	88,095	76,396	62,816
Total current assets	1,276,780	1,379,326	1,083,851
Investments and long-term receivables	57,987	60,709	50,952
Property, plant & equipment
Property, plant & equipment, cost	8,907,788	8,749,217	8,559,549
Allowances for depreciation, depletion & amortization	(4,506,700)	(4,433,179)	(4,284,211)
Property, plant & equipment, net	4,401,088	4,316,038	4,275,338
Operating lease right-of-use assets, net	420,930	408,189	426,381
Goodwill	3,167,061	3,167,061	3,161,842
Other intangible assets, net	1,083,515	1,091,475	1,085,398
Other noncurrent assets	222,021	225,995	213,090
Total assets	$ 10,629,382	$ 10,648,793	$ 10,296,852
Liabilities
Current maturities of long-term debt	25	25	24
Short-term debt	0	0	178,500
Trade payables and accruals	243,019	265,159	248,119
Other current liabilities	232,632	270,379	232,964
Total current liabilities	475,676	535,563	659,607
Long-term debt	2,785,566	2,784,315	2,780,589
Deferred income taxes, net	648,405	633,039	568,229
Deferred revenue	178,568	179,880	184,744
Operating lease liabilities	399,489	388,042	403,426
Other noncurrent liabilities	551,352	506,097	483,048
Total liabilities	$ 5,039,056	$ 5,026,936	$ 5,079,643
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,433, 132,371 and 132,069 shares, respectively	132,433	132,371	132,069
Capital in excess of par value	2,782,738	2,791,353	2,789,864
Retained earnings	2,885,084	2,895,871	2,467,201
Accumulated other comprehensive loss	(209,929)	(197,738)	(171,925)
Total equity	$ 5,590,326	$ 5,621,857	$ 5,217,209
Total liabilities and equity	$ 10,629,382	$ 10,648,793	$ 10,296,852
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited	March 31
in thousands, except per share data	2020	2019
Total revenues	$ 1,049,242	$ 996,511
Cost of revenues	847,519	804,836
Gross profit	201,723	191,675
Selling, administrative and general expenses	86,430	90,268
Gain on sale of property, plant & equipment
and businesses	999	7,297
Other operating expense, net	(3,991)	(4,271)
Operating earnings	112,301	104,433
Other nonoperating income (expense), net	(9,336)	3,129
Interest expense, net	30,773	32,934
Earnings from continuing operations
before income taxes	72,192	74,628
Income tax expense	12,194	10,693
Earnings from continuing operations	59,998	63,935
Earnings (loss) on discontinued operations, net of tax	260	(636)
Net earnings	$ 60,258	$ 63,299
Other comprehensive income, net of tax
Deferred loss on interest rate derivative	(14,680)	0
Amortization of prior interest rate derivative loss	794	55
Amortization of actuarial loss and prior service
cost for benefit plans	1,695	235
Other comprehensive income (loss)	(12,191)	290
Comprehensive income	$ 48,067	$ 63,589
Basic earnings (loss) per share
Continuing operations	$ 0.45	$ 0.48
Discontinued operations	0.00	0.00
Net earnings	$ 0.45	$ 0.48
Diluted earnings (loss) per share
Continuing operations	$ 0.45	$ 0.48
Discontinued operations	0.00	0.00
Net earnings	$ 0.45	$ 0.48
Weighted-average common shares outstanding
Basic	132,567	132,043
Assuming dilution	133,259	133,054
Depreciation, depletion, accretion and amortization	$ 95,480	$ 89,181
Effective tax rate from continuing operations	16.9%	14.3%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited	March 31
in thousands	2020	2019
Operating Activities
Net earnings	$ 60,258	$ 63,299
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	95,480	89,181
Noncash operating lease expense	8,851	8,717
Net gain on sale of property, plant & equipment and businesses	(999)	(7,297)
Contributions to pension plans	(2,144)	(2,320)
Share-based compensation expense	6,716	5,724
Deferred tax expense (benefit)	19,671	774
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(99,597)	(47,733)
Other, net	(5,761)	5,819
Net cash provided by operating activities	$ 82,475	$ 116,164
Investing Activities
Purchases of property, plant & equipment	(142,650)	(122,019)
Proceeds from sale of property, plant & equipment	2,536	6,512
Proceeds from sale of businesses	0	1,744
Payment for businesses acquired, net of acquired cash	0	1,122
Other, net	9,872	(7,237)
Net cash used for investing activities	$ (130,242)	$ (119,878)
Financing Activities
Proceeds from short-term debt	0	196,200
Payment of short-term debt	0	(150,700)
Payment of current maturities and long-term debt	(6)	(6)
Settlements of interest rate derivatives	(19,863)	0
Purchases of common stock	(26,132)	0
Dividends paid	(45,100)	(40,939)
Share-based compensation, shares withheld for taxes	(15,365)	(14,137)
Net cash used for financing activities	$ (106,466)	$ (9,582)
Net decrease in cash and cash equivalents and restricted cash	(154,233)	(13,296)
Cash and cash equivalents and restricted cash at beginning of year	274,506	44,404
Cash and cash equivalents and restricted cash at end of period	$ 120,273	$ 31,108
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

We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve markets in twenty states, Washington D.C., and the local markets surrounding our operations in Mexico. Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our Alabama, Arizona, California, Maryland, New Mexico, Tennessee, Texas, Virginia and Washington D.C. markets.

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, particularly in light of the uncertainty over the economic and operational impacts of the current novel coronavirus (COVID-19) pandemic.

We are operating as an essential business and while the COVID-19 pandemic has not yet materially impacted our business, operations, or financial results, it may have far-reaching impacts on many aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, our employees, and the market generally. Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates and assumptions affect, among other things, our goodwill and long-lived asset valuations; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; allowance for doubtful accounts; measurement of cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

LEASES

Our nonmineral leases with initial terms in excess of one year are recognized on the balance sheet as right-of-use (ROU) assets and lease liabilities. Mineral leases are exempt from balance sheet recognition.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU assets are adjusted for any prepaid lease payments and lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The non-lease components of our lease agreements are not separated from the lease components.

For additional information about leases see Note 2.

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended
	March 31
in thousands	2020	2019
Discontinued Operations
Pretax gain (loss)	$ 354	$ (638)
Income tax (expense) benefit	(94)	2
Earnings (loss) on discontinued operations,
net of tax	$ 260	$ (636)

Our discontinued operations include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business (including certain matters as discussed in Note 8). There were no revenues from discontinued operations for the periods presented.

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in thousands	2020	2019
Weighted-average common shares
outstanding	132,567	132,043
Dilutive effect of
Stock-Only Stock Appreciation Rights	345	742
Other stock compensation plans	347	269
Weighted-average common shares
outstanding, assuming dilution	133,259	133,054

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended
	March 31
in thousands	2020	2019
Antidilutive common stock equivalents	174	220

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2020 presentation.

Note 2: Leases

Our portfolio of nonmineral leases is composed almost entirely of operating leases (we do not have any material finance leases) for real estate (including office buildings, aggregates sales yards, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, office equipment and plant equipment).

Operating lease ROU assets and liabilities and the weighted-average lease term and discount rate are as follows:

		March 31	December 31	March 31
in thousands	Classification on the Balance Sheet	2020	2019	2019
Assets
Operating lease ROU assets		$ 461,712	$ 441,656	$ 434,970
Accumulated amortization		(40,782)	(33,467)	(8,589)
Total lease assets	Operating lease right-of-use assets, net	$ 420,930	$ 408,189	$ 426,381
Liabilities
Current
Operating	Other current liabilities	$ 32,045	$ 29,971	$ 31,255
Noncurrent
Operating	Operating lease liabilities	399,489	388,042	403,426
Total lease liabilities		$ 431,534	$ 418,013	$ 434,681
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		10.1	9.9	10.3
Weighted-average discount rate
Operating leases		4.2%	4.3%	4.4%

Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. The components of operating lease expense are as follows:

	Three Months Ended
	March 31
in thousands	2020	2019
Lease Cost
Operating lease cost	$ 14,106	$ 14,127
Short-term lease cost [1]	9,385	8,700
Variable lease cost	3,132	3,068
Sublease income	(734)	(610)
Total lease cost	$ 25,889	$ 25,285

[1]	Our short-term lease cost includes the cost of leases with an initial term of one month or less.

Cash paid for operating leases was $13,328,000 and $13,333,000 for the three months ended March 31, 2020 and 2019, respectively, and was reflected as reductions to operating cash flows.

Maturity analysis on an undiscounted basis of our operating lease liabilities as of March 31, 2020 is as follows:

Operating
in thousands	Leases
Maturity of Lease Liabilities
2020 (remainder)	$ 39,045
2021	49,240
2022	44,481
2023	39,295
2024	35,634
Thereafter	593,029
Total minimum lease payments	$ 800,724
Less: Lease payments representing interest	369,190
Present value of future minimum lease payments	$ 431,534
Less: Current obligations under leases	32,045
Long-term lease obligations	$ 399,489

Note 3: Income Taxes

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act provides numerous tax relief provisions and stimulus measures. A temporary favorable change to the prior year and current year limitations on interest deductions and a temporary suspension of certain payment requirements for the employer portion of Social Security taxes are the relief provisions that are expected to provide us the greatest benefit. In the first quarter of 2020 (i.e., the period of enactment), an expected cash tax benefit of $13,301,000 was recorded to account for the favorable change to the prior year limitation on interest deductions.

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

In the first quarter of 2020, we recorded income tax expense from continuing operations of $12,194,000 compared to income tax expense from continuing operations of $10,693,000 in the first quarter of 2019. The increase in tax expense was primarily related to lower excess tax benefits from share-based compensation quarter over quarter.

We recognize deferred tax assets and liabilities (which reflect our best assessment of the future taxes we will pay) based on the differences between the book basis and tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns while deferred tax liabilities represent items that will result in additional tax in future tax returns. A summary of our deferred tax assets and liabilities is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. At December 31, 2020, we project Alabama state net operating loss (NOL) carryforward deferred tax assets of $63,384,000 against which we project to have a valuation allowance of $29,183,000. At this time, we do not expect any future adjustment to this valuation allowance. The Alabama NOL carryforward, if not utilized, would expire between 2023 and 2032.

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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $39,564,000 and $34,515,000 for the three months ended March 31, 2020 and 2019, respectively.

Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly-funded construction, such as highways, airports and government buildings, relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly-funded construction, the vast majority of our aggregates business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

Our segment total revenues by geographic market for the three month periods ended March 31, 2020 and 2019 are disaggregated as follows:

	Three Months Ended March 31, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 239,869	$ 17,883	$ 62,120	$ 0	$ 319,872
Gulf Coast	493,297	33,856	16,965	2,026	546,144
West	135,060	88,050	15,680	0	238,790
Segment sales	$ 868,226	$ 139,789	$ 94,765	$ 2,026	$ 1,104,806
Intersegment sales	(55,564)	0	0	0	(55,564)
Total revenues	$ 812,662	$ 139,789	$ 94,765	$ 2,026	$ 1,049,242

	Three Months Ended March 31, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 224,902	$ 18,216	$ 54,716	$ 0	$ 297,834
Gulf Coast	496,633	37,053	16,505	1,951	552,142
West	113,430	76,821	12,416	0	202,667
Segment sales	$ 834,965	$ 132,090	$ 83,637	$ 1,951	$ 1,052,643
Intersegment sales	(56,132)	0	0	0	(56,132)
Total revenues	$ 778,833	$ 132,090	$ 83,637	$ 1,951	$ 996,511

[1]	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina and Texas

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

Freight & delivery revenues are as follows:

	Three Months Ended
	March 31
in thousands	2020	2019
Freight & Delivery Revenues
Total revenues	$ 1,049,242	$ 996,511
Freight & delivery revenues [1]	(113,961)	(162,605)
Total revenues excluding freight & delivery	$ 935,281	$ 833,906

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended
	March 31
in thousands	2020	2019
Deferred Revenue
Balance at beginning of year	$ 185,339	$ 192,783
Revenue recognized from deferred revenue	(1,342)	(1,652)
Balance at end of period	$ 183,997	$ 191,131

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income during the 12-month period ending March 31, 2021 (reflected in other current liabilities in our March 31, 2020 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	March 31	December 31	March 31
in thousands	2020	2019	2019
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 19,001	$ 22,883	$ 20,953
Total	$ 19,001	$ 22,883	$ 20,953

Level 2 Fair Value
	March 31	December 31	March 31
in thousands	2020	2019	2019
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 520	$ 1,340	$ 490
Total	$ 520	$ 1,340	$ 490

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

Net gains (losses) of the Rabbi Trust investments were $(5,060,000) and $1,863,000 for the three months ended March 31, 2020 and 2019, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at March 31, 2020 and 2019 were $(5,060,000) and $1,905,000, respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Note 6: Derivative Instruments

During the normal course of operations, we are exposed to market risks including interest rates, foreign currency exchange rates and commodity prices. From time to time, and consistent with our risk management policies, we use derivative instruments to balance the cost and risk of such exposure. We do not use derivative instruments for trading or other speculative purposes. The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. Changes in the fair value of interest rate swap cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged items affect earnings. We may also enter into contracts that qualify for the normal purchases and normal sale (NPNS) exception. When a contract meets the criteria to qualify as NPNS, we apply such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of the commodity. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the consolidated financial statements is required until settlement of the contract as long as the transaction remains probable of occurring.

In February 2020, we entered into interest rate locks, designated as cash flow hedges on the related interest payments, totaling $300,000,000 to hedge the risk of higher interest rates prior to an anticipated debt issuance. We terminated and settled the interest rate locks in March 2020 for a cash payment of $19,863,000. While the related debt issuance remains probable of occurring in the near term, the timing is uncertain. As such, at least 1/20th of the hedge is deemed ineffective and $993,000 of the settlement has been recorded to interest expense in the first quarter. The remainder of the settlement was deferred and recorded in accumulated other comprehensive income (AOCI) and is anticipated to be amortized to interest expense over the term of the related debt.

In 2007 and 2018, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these interest rate hedges is deferred (recorded in AOCI) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

Three Months Ended
	Location on	March 31
in thousands	Statement	2020	2019
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (1,074)	$ (75)

For the 12-month period ending March 31, 2021, we estimate that $2,324,000 of the $24,839,000 net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	March 31	December 31	March 31
in thousands	Interest Rates	2020	2019	2019
Short-term Debt
Bank line of credit expires 2021 [1]		$ 0	$ 0	$ 178,500
Total short-term debt		$ 0	$ 0	$ 178,500
Long-term Debt
Bank line of credit expires 2021 [1]		$ 0	$ 0	$ 0
Floating-rate notes due 2020 [2]	2.13%	250,000	250,000	250,000
Floating-rate notes due 2021 [2]	2.51%	500,000	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949	460,949
Other notes	6.46%	179	185	202
Total long-term debt - face value		$ 2,846,367	$ 2,846,373	$ 2,846,390
Unamortized discounts and debt issuance costs		(60,776)	(62,033)	(65,777)
Total long-term debt - book value		$ 2,785,591	$ 2,784,340	$ 2,780,613
Less current maturities		25	25	24
Total long-term debt - reported value		$ 2,785,566	$ 2,784,315	$ 2,780,589
Estimated fair value of long-term debt		$ 2,926,140	$ 3,073,693	$ 2,775,511

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.
[2]	This debt is classified as long-term since we intend to refinance it and have the ability to do so by borrowing on our $750,000,000 delayed draw term loan that closed April 10, 2020.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1,258,000 and $1,239,000 of net interest expense for these items for the three months ended March 31, 2020 and 2019, respectively.

LINE OF CREDIT

Our unsecured $750,000,000 line of credit matures December 2021 and contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of March 31, 2020, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of March 31, 2020, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of March 31, 2020, our available borrowing capacity was $695,871,000. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$54,129,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846,367,000 (face value) of term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2020, we were in compliance with all term debt covenants.

SUBSEQUENT EVENT

Subsequent to quarter-end, we executed a $750,000,000 364-day delayed draw term loan with a subset of the banks that provide our line of credit. This facility provides for up to two draws through October 2020 and all borrowings are due April 2021. Borrowings may be repaid prior to maturity, but once repaid may not be borrowed again.

All terms and conditions of the delayed draw term loan are consistent with those of the line of credit except for the interest rate on borrowings and the commitment fee. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.375% to 2.125%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.375% to 1.125%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. The commitment fee, paid on the unused amount of the daily average unused amount of the facility, ranges from 0.125% to 0.25% and is determined by our credit ratings.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2020 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 47,031
Reclamation/restoration requirements	7,098
Total	$ 54,129

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As described in Note 2, our present value of future minimum (nonmineral) lease payments totaled $431,534,000 as of March 31, 2020.

As summarized by purpose in Note 7, our standby letters of credit totaled $54,129,000 as of March 31, 2020.

As described in Note 9, our asset retirement obligations totaled $263,445,000 as of March 31, 2020.

Amounts accrued for environmental remediation costs (measured on an undiscounted basis) were as follows:

	March 31	December 31	March 31
in thousands	2020	2019	2019
Accrued Environmental Remediation Costs
Continuing operations	$ 25,837	$ 30,429	$ 37,590
Retained from former Chemicals business	10,982	10,972	10,814
Total	$ 36,819	$ 41,401	$ 48,404

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

In August 2017, the EPA informed certain members of the CPG, including Vulcan, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy. This voluntary allocation process is intended to establish an impartial third-party expert recommendation that may be considered by the government and the participants as the basis of possible settlements. We are a participant in the voluntary allocation process, which is likely to extend beyond 2020.

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

■ HEWITT LANDFILL MATTER (SUPERFUND SITE) — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order directing Vulcan to assess, monitor, cleanup and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles.

Following a thorough investigation and pilot scale testing, the RWQCB approved a corrective action that includes leachate recovery, storm water capture and conveyance improvements, and a groundwater pump, treat and reinjection system. Certain on-site source control measures have been implemented and the groundwater treatment system is expected to be operating in mid-2020. The currently-anticipated costs of these on-site source control activities have been fully accrued.

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

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Site to protect the North Hollywood West (NHW) well field located within the NHOU. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for our evaluation of the need for a two-well remedy. These activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a PDI Evaluation Report to the EPA. The PDI Evaluation Report summarizes data collection activities conducted pursuant to the PDI Work Plan and provides model updates and evaluation of remediation alternatives. In May 2019, the EPA provided an initial set of comments on the PDI Evaluation Report but has not yet provided additional, final comments. Until the EPA’s review of the PDI Evaluation Report is complete and an effective remedy can be agreed upon, we cannot identify an appropriate remedial action. Given the various stakeholders involved and the uncertainties relating to issues such as testing, monitoring, and remediation alternatives, we cannot reasonably estimate a loss pertaining to this matter.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. These AROs relate to our underlying land parcels, including both owned properties and mineral leases. ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended
	March 31
in thousands	2020	2019
ARO Operating Costs
Accretion	$ 2,908	$ 2,733
Depreciation	1,836	1,841
Total	$ 4,744	$ 4,574

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in thousands	2020	2019
Asset Retirement Obligations
Balance at beginning of year	$ 210,323	$ 225,726
Liabilities incurred	0	0
Liabilities settled	(5,234)	(3,578)
Accretion expense	2,908	2,733
Revisions, net	55,448	305
Balance at end of period	$ 263,445	$ 225,186

ARO liabilities settled during the first three months of 2020 and 2019 include $722,000 and $1,266,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of 90 acres of previously mined property to conditions suitable for retail and commercial development.

ARO revisions during the first three months of 2020 primarily include increases in estimated costs at three aggregates locations, including reclamation activities required under a development agreement at an aggregates site on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of previously mined property to conditions suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in thousands	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$ 1,331	$ 1,249
Interest cost	7,531	9,410
Expected return on plan assets	(12,485)	(11,938)
Amortization of prior service cost	335	335
Amortization of actuarial loss	3,140	1,358
Net periodic pension benefit cost (credit)	$ (148)	$ 414
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 3,475	$ 1,693

The contributions to pension plans for the three months ended March 31, 2020 and 2019, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in thousands	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$ 380	$ 329
Interest cost	242	347
Amortization of prior service credit	(980)	(980)
Amortization of actuarial gain	(201)	(327)
Net periodic postretirement benefit credit	$ (559)	$ (631)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,181)	$ (1,307)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $11,057,000 and $13,919,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2020	2019	2019
AOCI
Interest rate hedges	$ (24,839)	$ (10,953)	$ (11,125)
Pension and postretirement plans	(185,090)	(186,785)	(160,800)
Total	$ (209,929)	$ (197,738)	$ (171,925)

Changes in AOCI, net of tax, for the three months ended March 31, 2020 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2019	$ (10,953)	$ (186,785)	$ (197,738)
Other comprehensive income (loss)
before reclassifications	(14,680)	0	(14,680)
Amounts reclassified from AOCI	794	1,695	2,489
Net current period OCI changes	(13,886)	1,695	(12,191)
Balances as of March 31, 2020	$ (24,839)	$ (185,090)	$ (209,929)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended
	March 31
in thousands	2020	2019
Amortization of Interest Rate Hedge Losses
Interest expense	$ 1,074	$ 75
Benefit from income taxes	(280)	(20)
Total	$ 794	$ 55
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 2,294	$ 386
Benefit from income taxes	(599)	(151)
Total	$ 1,695	$ 235
Total reclassifications from AOCI to earnings	$ 2,489	$ 290

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

There were no shares held in treasury as of March 31, 2020, December 31, 2019 and March 31, 2019.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands, except average cost	2020	2019	2019
Shares Purchased and Retired
Number	214	19	0
Total purchase price	$ 26,132	$ 2,602	$ 0
Average cost per share	$ 121.92	$ 139.90	$ 0.00

As of March 31, 2020, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended
	March 31
in thousands, except per share data	2020	2019
Total Equity
Balance at beginning of year	$ 5,621,857	$ 5,202,903
Net earnings	60,258	63,299
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(15,082)	(14,068)
Purchase and retirement of common stock	(26,132)	0
Share-based compensation expense	6,716	5,724
Cash dividends on common stock
($0.34/$0.31 per share, respectively)	(45,100)	(40,939)
Other comprehensive income	(12,191)	290
Balance at end of period	$ 5,590,326	$ 5,217,209

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

segment financial disclosure

	Three Months Ended
	March 31
in thousands	2020	2019
Total Revenues
Aggregates [1]	$ 868,226	$ 834,965
Asphalt [2]	139,789	132,090
Concrete	94,765	83,637
Calcium	2,026	1,951
Segment sales	$ 1,104,806	$ 1,052,643
Aggregates intersegment sales	(55,564)	(56,132)
Total revenues	$ 1,049,242	$ 996,511
Gross Profit
Aggregates	$ 194,131	$ 185,716
Asphalt	(2,435)	(3,272)
Concrete	9,213	8,563
Calcium	814	668
Total	$ 201,723	$ 191,675
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 77,136	$ 72,521
Asphalt	8,734	8,550
Concrete	4,082	2,964
Calcium	49	60
Other	5,479	5,086
Total	$ 95,480	$ 89,181
Identifiable Assets [3]
Aggregates	$ 9,473,128	$ 9,275,593
Asphalt	563,630	564,103
Concrete	322,044	288,797
Calcium	3,602	3,905
Total identifiable assets	$ 10,362,404	$ 10,132,398
General corporate assets	146,705	133,346
Cash and cash equivalents and restricted cash	120,273	31,108
Total assets	$ 10,629,382	$ 10,296,852

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2020	2019
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 17,033	$ 19,798
Income taxes	340	(364)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 25,862	$ 34,360
Right-of-use assets obtained in exchange for new operating lease liabilities [1]	21,522	435,192
Amounts referable to business acquisitions
Liabilities assumed	0	(2,720)

[1]	The 2019 amount includes the initial right-of-use assets resulting from our adoption of ASU 2016-02, “Leases.”

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2020 and 2019. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. There were no changes in the carrying amount of goodwill by reportable segment from December 31, 2019 to March 31, 2020 as shown below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2019	$ 3,075,428	$ 91,633	$ 0	$ 0	$ 3,167,061
Totals at March 31, 2020	$ 3,075,428	$ 91,633	$ 0	$ 0	$ 3,167,061

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2020 BUSINESS ACQUISITIONS — We had no acquisitions through the three months ended March 31, 2020.

2019 BUSINESS ACQUISITIONS — For the full year 2019, we purchased the following operations, none of which were material to our results of operations or financial position either individually or collectively, for total cash consideration of $45,273,000:

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

DIVESTITURES AND PENDING DIVESTITURES

We had no divestitures through the three months ended March 31, 2020.

In 2019, we sold:

▪First quarter — two aggregates operations in Georgia and reversed a contingent payable related to the fourth quarter 2017 Department of Justice required divestiture of former Aggregates USA operations, resulting in a pretax gain of $4,064,000

No assets met the criteria for held for sale at March 31, 2020, December 31, 2019 or March 31, 2019.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

CREDIT LOSSES During the first quarter of 2020, we adopted Accounting Standards Update (ASU) 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU amended prior guidance on the impairment of financial instruments. The new guidance estimates credit losses based on expected losses, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration. The adoption of this standard did not materially impact our consolidated financial statements.

ACCOUNTING STANDARDS PENDING ADOPTION

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective immediately for all entities and will apply through December 31, 2022. For additional information, see our LIBOR transition disclosure in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Financial Resources - Debt." We continue to evaluate the effect that discontinuance of LIBOR will have on our contracts.

InCOME tAXES In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes and changes the accounting for certain income tax transactions. The new standard is effective as of January 1, 2021, and early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

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

Demand for our products is dependent on construction activity and correlates positively with changes in population growth, household formation and employment. End uses include public construction (e.g., highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects), private nonresidential construction (e.g., manufacturing, retail, offices, industrial and institutional) and private residential construction (e.g., single-family houses, duplexes, apartment buildings and condominiums).

Aggregates have a very high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation — shipping by barge and rail — and from our quarry on Mexico's Yucatan Peninsula with our fleet of Panamax-class, self-unloading ships.

There are limited substitutes for quality aggregates. Due to zoning and permitting regulation and high transportation costs relative to the value of the product, the location of reserves is a critical factor to our long-term success.

No material part of our business depends upon any single customer whose loss would have a significant adverse effect on our business. In 2019, our five largest customers accounted for 7.7% of our total revenues (excluding internal sales), and no single customer accounted for more than 1.9% of our total revenues. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly-funded construction, such as highways, airports and government buildings, a relatively small portion of our sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly-funded construction, the vast majority of our business is not directly subject to renegotiation of profits or termination of contracts with local, state or federal governments. In addition, our sales to government entities span several hundred entities coast-to-coast, ensuring that negative changes to various government budgets would have a muted impact across such a diversified set of government customers.

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate attractive financial returns and enhance financial returns in our core Aggregates segment. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our Alabama, Arizona, California, Maryland, New Mexico, Tennessee, Texas, Virginia and Washington D.C. markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our operations.

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

EXECUTIVE SUMMARY

Financial highlights for FIRST Quarter 2020

Compared to first quarter of 2019:

▪Total revenues increased $52.7 million, or 5%, to $1,049.2 million

▪Gross profit increased $10.0 million, or 5%, to $201.7 million

▪Aggregates segment sales increased $33.3 million, or 4%, to $868.2 million

▪Aggregates segment freight-adjusted revenues increased $19.4 million, or 3%, to $648.0 million

▪Shipments decreased 1.3%, or 0.6 million tons, to 45.0 million tons

▪Same-store shipments decreased 1.3%, or 0.6 million tons, to 45.0 million tons

▪Freight-adjusted sales price increased 4.5%, or $0.62 per ton

▪Same-store freight-adjusted sales price increased 4.4%, or $0.61 per ton

▪Segment gross profit increased $8.4 million, or 5%, to $194.1 million

▪Asphalt, Concrete and Calcium segment gross profit increased $1.6 million, or 27%, to $7.6 million, collectively

▪Selling, administrative and general (SAG) expenses decreased $3.8 million and decreased 0.8 percentage points (80 basis points) as a percentage of total revenues

▪Operating earnings increased $7.9 million, or 8%, to $112.3 million

▪Earnings from continuing operations were $60.0 million, or $0.45 per diluted share, compared to $63.9 million, or $0.48 per diluted share

▪Adjusted earnings from continuing operations were $0.47 per diluted share, compared to $0.46 per diluted share

▪Net earnings were $60.3 million, a decrease of $3.0 million, or 5%

▪Adjusted EBITDA was $201.0 million, an increase of $8.3 million, or 4%

▪Returned capital to shareholders via dividends ($45.1 million @ $0.34 per share versus $40.9 million @ $0.31 per share) and share repurchases ($26.1 million @ an average price of $121.92 per share versus none in first quarter 2019)

First quarter revenues were $1,049.2 million and net earnings were $60.3 million. Earnings from continuing operations were $0.45 per diluted share, and Adjusted EBITDA was $201.0 million. This year’s first quarter earnings included a pretax foreign currency translation loss of $6.4 million resulting from the rapid devaluation of the Mexican peso.

Segment revenues and gross profit improved versus the prior year in each of our product lines. Aggregates segment earnings benefited from continued price improvement and solid shipment growth in certain key markets. Asphalt and Concrete segment earnings reflected revenue growth and improved unit margins.

Our first quarter earnings improved across all segments and were in line with our expectations, despite wet weather in certain key markets in the Southeast and Southwest. These results demonstrated the strong long-term fundamental position of our aggregates-led businesses and our commitment to leading the industry in pricing and unit profitability.

We experienced minimal financial impact from the COVID-19 pandemic in the first quarter. Our main focus right now is ensuring the health and safety of our employees, maintaining our operational readiness, preserving liquidity and supporting the communities in which we operate. Our employees are engaged and ready to support one another, service our customers, and meet the challenges of today as we prepare for tomorrow.

From a position of strength, we are proactively planning for the potential impacts of the pandemic on construction activity. Our strengths are derived from the flexibility provided by our aggregates-focused business, our diverse geographic footprint, our balance sheet structure and recently enhanced liquidity, and our operational capabilities. Our leading market positions, built over more than 60 years, and our proven track record of strong operations also position us well. That said, we have undertaken a comprehensive review of our operating plans and have contingency plans in place to respond as efficiently as possible to demand shifts. Aggregates is far more adaptable to these demand shifts than any other construction materials, a characteristic that should serve us well during this period of disruption. As a result, we will be well-equipped to manage our business effectively and serve our customers reliably through these unprecedented times. Our execution capabilities are supported by our four strategic initiatives (Commercial and Operational Excellence, Logistics Innovation and Strategic Sourcing), which have been implemented over the last few years. These operating plans are underpinned by our healthy balance sheet and strong liquidity position, which we have further enhanced.

Capital expenditures in the first quarter were $109.0 million. This amount included both core operating and maintenance capital investments to improve or replace existing property, plant and equipment as well as internal growth projects already underway. Our full-year expectations for 2020 capital spending have been revised downward in response to the unknown impacts of the COVID-19 pandemic. We now expect to spend between $275 and $325 million (previously $475 million) on capital this year, most of which is for core operating and maintenance. Given that the economic outlook is evolving quickly, we will continue to review our plans and adjust as needed, being thoughtful about preserving liquidity. We will continue to take a disciplined approach to acquisitions, focusing on only those assets that are a strategic priority. During the quarter, there were no acquisitions.

During the quarter, we returned $45.1 million to shareholders through dividends, a 10% increase versus the prior year’s quarter. We also invested $26.1 million in share repurchases in the quarter.

At quarter-end, total debt to trailing-twelve month Adjusted EBITDA was 2.2 times (2.1 times on a net debt basis reflecting cash on hand). Our weighted-average debt maturity was 14 years, and the effective weighted-average interest rate was 4.2%.

In April, we entered into a $750.0 million 364-day delayed draw term loan, which further enhanced our already strong liquidity position. At March 31, 2020, there were no borrowings outstanding under the existing $750.0 million revolving credit facility.

OuTLOOK

The impact from the current novel coronavirus (COVID-19) pandemic continues to evolve quickly and it is too early to estimate accurately the full year impact on aggregates demand. We are operating as an essential business and shipment activity has remained relatively strong across many of our markets as customers execute on their backlog of projects. However, we expect some project timelines will be modified as every market adjusts to economic disruptions. While the COVID-19 pandemic has not yet materially impacted our business, operations, or financial results, it may have far-reaching impacts on many aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, our employees, and the market generally — and the scope and nature of these impacts continue to evolve each day. We will continue to assess the evolving impact of the COVID-19 pandemic and make adjustments to our responses accordingly.

Because of this uncertainty in aggregates demand, we are withdrawing our previous financial guidance for 2020. We will continue to closely monitor trends in construction activity and work with our customers to meet their needs in this challenging operating environment. We will provide updates as more information becomes available and our visibility improves. While we do not have the ability to control demand, our advantage is our ability to control many other aspects of our business. We remain confident in our ability to successfully navigate the changing environment. We will continue to operate from a position of strength supported by the resiliency of our aggregates business, progress on the four strategic initiatives and the engagement of our people.

Additionally, we currently do not anticipate any material impairment charges, increases in allowances for credit losses, increases in deferred tax asset valuation allowances, restructuring charges or other expenses, violations of debt covenants, or changes in accounting judgments that are reasonably likely to have a material impact on our financial statements.

For support functions, we have implemented remote work arrangements and restricted business travel effective mid-March. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

RESULTS OF OPERATIONS

Total revenues are primarily derived from our product sales of aggregates, asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and services related to our aggregates business. We present separately our discontinued operations, which consist of our former Chemicals business.

The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.

consolidated operating ResultS highlights

	Three Months Ended
	March 31
in millions, except unit and per unit data	2020	2019
Total revenues	$ 1,049.2	$ 996.5
Cost of revenues	847.5	804.8
Gross profit	$ 201.7	$ 191.7
Gross profit margin	19.2%	19.2%
Selling, administrative and general (SAG)	$ 86.4	$ 90.3
SAG as a percentage of total revenues	8.2%	9.1%
Operating earnings	$ 112.3	$ 104.4
Interest expense, net	$ 30.8	$ 32.9
Earnings from continuing operations
before income taxes	$ 72.2	$ 74.6
Income tax expense	$ 12.2	$ 10.7
Effective tax rate from continuing operations	16.9%	14.3%
Earnings from continuing operations	$ 60.0	$ 63.9
Earnings (loss) on discontinued operations,
net of income taxes	0.3	(0.6)
Net earnings	$ 60.3	$ 63.3
Diluted earnings (loss) per share
Continuing operations	$ 0.45	$ 0.48
Discontinued operations	0.00	0.00
Diluted net earnings per share	$ 0.45	$ 0.48
EBITDA [1]	$ 198.4	$ 196.7
Adjusted EBITDA [1]	$ 201.0	$ 192.7
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	45,048	45,637
Freight-adjusted sales price	$ 14.39	$ 13.77
Asphalt Mix
Tons (thousands)	2,057	2,022
Average sales price	$ 58.51	$ 55.91
Ready-mixed concrete
Cubic yards (thousands)	734	670
Average sales price	$ 127.91	$ 123.94
Calcium
Tons (thousands)	73	68
Average sales price	$ 27.56	$ 28.32

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Measures.

First quarter 2020 Compared to first Quarter 2019

First quarter 2020 total revenues were $1,049.2 million, up 5% from the first quarter of 2019. Shipments decreased slightly in aggregates (-1.3%) but were up in asphalt mix (+2%) and ready-mixed concrete (+10%). Gross profit increased in all segments: Aggregates (+$8.4 million or +5%), Asphalt (+$0.8 million) and Concrete (+$0.7 million or +8%). A decrease in the unit cost of diesel fuel decreased costs by $3.0 million from the prior year’s first quarter with most ($2.3 million) of this cost decline reflected in the Aggregates segment.

Net earnings for the first quarter of 2020 were $60.3 million, or $0.45 per diluted share, compared to $63.3 million, or $0.48 per diluted share, in the first quarter of 2019. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first quarter of 2020 include:

▪pretax charges of $1.1 million associated with non-routine business development

▪pretax charges of $0.6 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $0.9 million for restructuring

Net earnings for the first quarter of 2019 include:

▪pretax gains of $4.1 million related to the sale of businesses (see Note 16 to the condensed consolidated financial statements)

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $0.47 per diluted share for the first quarter of 2020 compared to $0.46 per diluted share in the first quarter of 2019.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2020 versus the first quarter of 2019 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2019	$ 74.6
Higher aggregates gross profit	8.4
Higher asphalt gross profit	0.8
Higher concrete gross profit	0.7
Higher calcium gross profit	0.1
Lower selling, administrative and general expenses	3.8
Lower gain on sale of property, plant & equipment and businesses	(6.3)
Lower interest expense, net	2.2
Higher foreign currency translation losses	(6.6)
All other	(5.5)
First quarter 2020	$ 72.2

First quarter Aggregates segment sales increased 4% to $868.2 million and gross profit increased 5% to $194.1 million. Unit margins increased $0.24 per ton, or 6%, to $4.31 per ton. These improvements resulted from growth in shipments in certain key markets and wide-spread growth in pricing.

First quarter aggregates shipments were 1.3% (1.3% same-store) lower than the prior year’s strong first quarter, when aggregates shipments increased 13% as a result of delayed shipments from the fourth quarter of 2018. Many markets in the Southeast and Southwest were negatively impacted by wet weather while shipments in California, Florida, Illinois and Virginia realized solid growth. On a mix-adjusted basis, all of our key markets reported year-over-year price growth. For the quarter, freight-adjusted average sale price increased 4.5% (4.8% on a mix-adjusted basis) versus the prior year’s quarter.

First quarter same-store unit cost of sales (freight-adjusted) increased 4% as compared to the prior year’s quarter as a result of the negative impacts of higher repairs, maintenance and stripping costs, which were incurred early in the quarter to take advantage of the seasonally low production volume. Wet weather inefficiencies also affected costs in certain markets. These were partially offset by the modestly lower unit cost of diesel fuel in the quarter. Cash gross profit per ton increased 6% from the prior year’s first quarter to $6.02 per ton. For the trailing-twelve months, cash gross profit was $6.82 per ton. Trailing-twelve month same-store incremental gross profit flow-through rate was 48.8%, below our long-term expectations of 60%. Quarterly gross profit flow-through rates can vary widely from quarter to quarter; therefore, we evaluate this metric on a trailing-twelve month basis.

Consistent with our expectations, Asphalt segment gross profit was a loss of $2.4 million for the seasonally slower first quarter, an improvement over last year’s first quarter loss of $3.3 million. Asphalt mix shipments increased 2% and selling prices increased 5%. California, our largest asphalt market, reported volume growth in the first quarter, more than offsetting lower volumes in Texas. In both markets, weather contributed to the year-over-year change. Compared to the prior year’s first quarter, the average unit cost for liquid asphalt was 6% lower and material margins increased 9%.

Concrete segment gross profit was $9.2 million, an 8% improvement from the prior year. Ready-mixed concrete shipments of 0.7 million cubic yards increased 10%, led by shipment growth in our two largest concrete markets, Northern Virginia and Northern California. The average sales price increased 3% while material margins increased 5%.

Calcium segment gross profit was $0.8 million, up $0.1 million compared to the prior year’s quarter.

SAG expenses were $86.4 million versus $90.3 million in the prior year’s first quarter. This year-over-year decline was due mostly to recently implemented cost reductions as well as adjustments to stock-based compensation to reflect a lower share price. As a percentage of total revenues, first quarter SAG expense decreased from 9.1% in 2019 to 8.2% in 2020. We remain focused on further leveraging our overhead structure.

Gain on sale of property, plant & equipment and businesses was $1.0 million in the first quarter of 2020 versus $7.3 million in the first quarter of 2019. The 2019 amount includes the aforementioned pretax gains of $4.1 million related to the sale of businesses.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments, gain (loss) on settlement of AROs and rental income. Total other operating expense and significant items included in the total were:

▪$4.0 million in first quarter 2020 — includes discrete items as follows:

▪$1.1 million of charges associated with non-routine business development

▪$0.6 million for COVID-19 pandemic direct incremental costs

▪$0.9 million of managerial restructuring charges

▪$4.3 million in first quarter 2019

Other nonoperating income (expense) was a net expense of $9.3 million for the first quarter of 2020, unfavorable by $12.5 million from the first quarter of 2019. This unfavorable variance resulted primarily from two items: 1) the $6.4 million of foreign currency translation losses versus a $0.8 million gain in the prior year’s quarter resulting from the rapid devaluation of the Mexican peso, and 2) the mark-to-market loss on our Rabbi Trust investments of $5.1 million versus a gain of $1.9 in the prior year’s quarter due to declines in equity market values (see Note 5 to the condensed consolidated financial statements).

Net interest expense was $30.8 million in the first quarter of 2020 compared to $32.9 million in the first quarter of 2019. The current quarter’s interest expense includes $1.0 million related to the ineffective portion of a cash flow hedge loss.

Income tax expense from continuing operations was $12.2 million in the first quarter of 2020 compared to $10.7 million in the first quarter of 2019. The increase in tax expense was primarily related to a decrease in excess tax benefits from share-based compensation quarter over quarter.

Earnings from continuing operations were $0.45 per diluted share in the first quarter of 2020 compared to $0.48 per diluted share in the first quarter of 2019.

Discontinued Operations — First quarter pretax gain from discontinued operations was $0.4 million in 2020 compared with a loss $0.6 million in 2019. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended
	March 31
in millions, except per ton data	2020	2019
Aggregates segment
Segment sales	$ 868.2	$ 835.0
Less
Freight & delivery revenues [1]	205.7	195.2
Other revenues	14.5	11.2
Freight-adjusted revenues	$ 648.0	$ 628.6
Unit shipments - tons	45.0	45.6
Freight-adjusted sales price	$ 14.39	$ 13.77

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
dollars in millions	2020	2019	2020	2019
Aggregates segment
Gross profit	$ 194.1	$ 185.7	$ 1,155.1	$ 1,029.4
Segment sales	$ 868.2	$ 835.0	$ 4,023.5	$ 3,649.0
Gross profit margin	22.4%	22.2%	28.7%	28.2%
Incremental gross profit margin	25.3%		33.6%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
dollars in millions	2020	2019	2020	2019
Aggregates segment
Gross profit	$ 194.1	$ 185.7	$ 1,155.1	$ 1,029.4
Less: Contribution from acquisitions (same-store)	0.6	0.3	2.0	0.5
Same-store gross profit	$ 193.5	$ 185.4	$ 1,153.1	$ 1,028.9
Segment sales	$ 868.2	$ 835.0	$ 4,023.5	$ 3,649.0
Less: Freight & delivery revenues [1]	205.7	195.2	931.7	833.2
Segment sales excluding freight & delivery	$ 662.5	$ 639.8	$ 3,091.8	$ 2,815.8
Less: Contribution from acquisitions (same-store)	1.5	1.0	23.5	2.2
Same-store segment sales excluding freight & delivery	$ 661.0	$ 638.8	$ 3,068.3	$ 2,813.6
Gross profit margin excluding freight & delivery	29.3%	29.0%	37.4%	36.6%
Same-store gross profit margin excluding
freight & delivery	29.3%	29.0%	37.6%	36.6%
Incremental gross profit flow-through rate	37.1%		45.5%
Same-store incremental gross profit flow-through rate	36.6%		48.8%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended
	March 31
in millions, except per ton data	2020	2019
Aggregates segment
Gross profit	$ 194.1	$ 185.7
Depreciation, depletion, accretion and amortization	77.1	72.5
Aggregates segment cash gross profit	$ 271.2	$ 258.2
Unit shipments - tons	45.0	45.6
Aggregates segment gross profit per ton	$ 4.31	$ 4.07
Aggregates segment cash gross profit per ton	$ 6.02	$ 5.66
Asphalt segment
Gross profit	$ (2.4)	$ (3.3)
Depreciation, depletion, accretion and amortization	8.7	8.6
Asphalt segment cash gross profit	$ 6.3	$ 5.3
Concrete segment
Gross profit	$ 9.2	$ 8.6
Depreciation, depletion, accretion and amortization	4.1	3.0
Concrete segment cash gross profit	$ 13.3	$ 11.6
Calcium segment
Gross profit	$ 0.8	$ 0.7
Depreciation, depletion, accretion and amortization	0.0	0.1
Calcium segment cash gross profit	$ 0.8	$ 0.8

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

	Three Months Ended
	March 31
in millions	2020	2019
Net earnings	$ 60.3	$ 63.3
Income tax expense (benefit)	12.2	10.7
Interest expense, net of interest income	30.8	32.9
(Earnings) loss on discontinued operations, net of tax	(0.3)	0.6
EBIT	103.0	107.6
Depreciation, depletion, accretion and amortization	95.5	89.2
EBITDA	$ 198.4	$ 196.7
Gain on sale of businesses	$ 0.0	$ (4.1)
Business development [1]	1.1	0.0
COVID-19 direct incremental costs	0.6	0.0
Restructuring charges	0.9	0.0
Adjusted EBITDA	$ 201.0	$ 192.7
Depreciation, depletion, accretion and amortization	(95.5)	(89.2)
Adjusted EBIT	$ 105.5	$ 103.5

[1]	Represents non-routine charges associated with acquisitions including the cost impact of purchase accounting inventory valuations.

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

	Three Months Ended
	March 31
	2020	2019
Diluted Earnings Per Share
Net earnings	$ 0.45	$ 0.48
Less: Discontinued operations (loss)	0.00	0.00
Diluted EPS from continuing operations	$ 0.45	$ 0.48
Items included in Adjusted EBITDA above	$ 0.02	$ (0.02)
Adjusted diluted EPS from continuing operations	$ 0.47	$ 0.46

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. Subsequent to quarter-end, we entered into a $750.0 million delayed draw term loan to enhance our already strong liquidity and financial flexibility. Additional sources of capital include access to the capital markets, the sale of surplus real estate, and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2020, including:

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity sources and needs. A continued worldwide disruption could materially affect our future access to sources of liquidity. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Cash

Included in our March 31, 2020 cash and cash equivalents and restricted cash balances of $120.3 million is $0.2 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Three Months Ended
	March 31
in millions	2020	2019
Net earnings	$ 60.3	$ 63.3
Depreciation, depletion, accretion and amortization (DDA&A)	95.5	89.2
Noncash operating lease expense	8.9	8.7
Contributions to pension plans	(2.1)	(2.3)
Other operating cash flows, net [1]	(80.1)	(42.7)
Net cash provided by operating activities	$ 82.5	$ 116.2

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $82.5 million during the three months ended March 31, 2020, a $33.7 million decrease compared to the same period of 2019. This decrease primarily resulted from increased net working capital balances — current receivables and inventories were up $27.5 million and $12.4 million, respectively, while current liabilities were down $59.9 million.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 48 days at March 31, 2020, compared to 45 days at March 31, 2019. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of the COVID-19 pandemic on our customers’ ability to pay their amounts owed to us.

cash from investing activities

Net cash used for investing activities was $130.2 million during the first three months of 2020, a $10.4 million increase compared to the same period of 2019. During the first quarter of 2020, we invested $142.7 million in our existing operations compared to $122.0 million in the prior year period. Of this $142.7 million, $45.8 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities.

cash from financing activities

Net cash used for financing activities in the first quarter of 2020 was $106.5 million, compared to $9.6 million in the same period of 2019. The current year includes $19.9 million of cash paid to settle the interest rate locks as discussed in Note 6 to the condensed consolidated financial statements. The prior year includes a net $45.5 draw on our bank line of credit. Additionally, we increased the capital returned to our shareholders by $30.3 million via higher dividends of $4.2 million ($0.34 per share compared to $0.31 per share) and higher share repurchases of $26.1 million (214,338 shares repurchased @ $121.92 average price per share compared to none in first quarter of 2019).

debt

Certain debt measures are presented below:

	March 31	December 31	March 31
dollars in millions	2020	2019	2019
Debt
Current maturities of long-term debt	$ 0.0	$ 0.0	$ 0.0
Short-term debt	0.0	0.0	178.5
Long-term debt [1]	2,785.6	2,784.3	2,780.6
Total debt	$ 2,785.6	$ 2,784.3	$ 2,959.1
Capital
Total debt	$ 2,785.6	$ 2,784.3	$ 2,959.1
Equity	5,590.3	5,621.9	5,217.2
Total capital	$ 8,375.9	$ 8,406.2	$ 8,176.3
Total Debt as a Percentage of Total Capital	33.3%	33.1%	36.2%
Weighted-average Effective Interest Rates
Line of credit [2]	1.25%	1.25%	1.25%
Term debt	4.23%	4.36%	4.55%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	73.7%	73.7%	69.3%
Floating-rate debt	26.3%	26.3%	30.7%

[1]

Long-term debt includes the $250.0 million floating-rate notes due June 2020 and the $500.0 million floating-rate notes due March 2021 (see Note 7 to the condensed consolidated financial statements) as we intend to refinance these notes and have the ability to do so by borrowing on our $750.0 million delayed draw term loan that closed April 10, 2020.

[2]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

Line of credit

Our unsecured $750.0 million line of credit matures December 2021. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2020, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

As of March 31, 2020, our available borrowing capacity under the line of credit was $695.9 million. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$54.1 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,846.4 million (face value) of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2020, we were in compliance with all term debt covenants.

CURRENT MATURITIES of long-term debt

Current maturities of long-term debt as of March 31, 2020 were insignificant. Long-term debt includes the $250.0 million floating-rate notes due June 2020 and the $500.0 million floating-rate notes due March 2021 as we intend to refinance these notes and have the ability to do so by borrowing on our $750.0 million delayed draw term loan that closed April 10, 2020.

DELAYED DRAW TERM LOAN

Subsequent to quarter-end, we executed a $750.0 million 364-day delayed draw term loan with a subset of the banks that provide our line of credit. This facility provides for up to two draws through October 2020 and all borrowings are due April 2021. Borrowings may be repaid prior to maturity, but once repaid may not be borrowed again.

All terms and conditions of the delayed draw term loan are consistent with those of the line of credit except for the interest rate on borrowings and the commitment fee. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.375% to 2.125%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.375% to 1.125%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. The commitment fee, paid on the unused amount of the daily average unused amount of the facility, ranges from 0.125% to 0.25% and is determined by our credit ratings.

debt ratings

Our debt ratings and outlooks as of March 31, 2020 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB-/positive	2/11/2020	outlook revised
Moody's [1]	Baa3/positive	2/27/2020	outlook revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

[1]	On April 23rd, Moody's revised its outlook to stable, while affirming its Baa3 senior unsecured rating.

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

We are in the early stages of identifying, evaluating, and addressing the impacts to existing contracts of the discontinuation of LIBOR. As of March 31, 2020, we had three material debt instruments with LIBOR as a reference rate, each of which matures before the end of 2021: 1) $250.0 million floating-rate notes due 2020, 2) $500.0 million floating-rate notes due 2021, and 3) $750.0 million line of credit (none outstanding at March 31, 2020) due 2021. The $750.0 million delayed draw term loan we entered into subsequent to quarter-end also has LIBOR as a reference rate and matures before the end of 2021. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate; however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on our financial condition and results of operations.

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands	2020	2019	2019
Common stock shares at January 1,
issued and outstanding	132,371	131,762	131,762
Common Stock Issuances
Share-based compensation plans	276	628	307
Common Stock Purchases
Purchased and retired	(214)	(19)	0
Common stock shares at end of period,
issued and outstanding	132,433	132,371	132,069

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of March 31, 2020, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands, except average cost	2020	2019	2019
Shares Purchased and Retired
Number	214	19	0
Total purchase price	$ 26,132	$ 2,602	$ 0
Average cost per share	$ 121.92	$ 139.90	$ 0.00

There were no shares held in treasury as of March 31, 2020, December 31, 2019 and March 31, 2019.

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

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2020.

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

▪a pandemic, epidemic or other public health emergency, such as the recent outbreak of COVID-19

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

At March 31, 2020, the estimated fair value of our long-term debt including current maturities was $2,926.2 million compared to a book value of $2,785.6 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $272.6 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Due to the COVID-19 pandemic, we have implemented remote work arrangements for support functions and restricted business travel effective mid-March. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

Therefore, no material changes were made during the first quarter of 2020 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

Other than the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

A pandemic, epidemic or other public health emergency, such as the recent outbreak of the current coronavirus (COVID-19) pandemic, could have a material adverse effect on our business, results of operations, financial condition and cash flows — Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic.

We are operating as an essential business in the states we serve. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our footprint. Notwithstanding our continued operations, the COVID-19 pandemic has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may lower our revenues and EBITDA, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and services. The progression of this matter could also negatively impact our business or results of operations by affecting the health of our employees and through the temporary closure of our operating locations or those of our customers or suppliers. The extent to which the COVID-19 outbreak impacts our business, results of operations, financial condition or cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and geographic spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. There can be no assurance that we will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets, which may reduce resources, share prices and financial liquidity and may severely limit the availability of financing capital.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended March 31, 2020 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2020
Jan 1 - Jan 31	0	$ 0.00	0	8,279,189
Feb 1 - Feb 29	92,000	$ 118.89	92,000	8,187,189
Mar 1 - Mar 31	122,338	$ 124.20	122,338	8,064,851
Total	214,338	$ 121.92	214,338

[1]

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of March 31, 2020, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the first quarter of 2020.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 3.1	Amended and Restated By-laws of Vulcan Materials Company (as amended through March 23, 2020), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2020 [1]
Exhibit 10.1	Form of Performance Share Unit Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [2]
Exhibit 10.2	Form of Stock-Only Stock Appreciation Rights Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [2]
Exhibit 10.3	Form of Restricted Stock Unit Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [2]
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in iXBRL (contained in Exhibit 101).

[1]	Incorporated by reference.
[2]	Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date May 6, 2020	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date May 6, 2020	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)