Form 10-Q
period 2020-06-30
Vulcan Materials CO
filed 2020-08-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

                    Class

Shares outstanding       at July 23, 2020

Common Stock, $1 Par Value

132,448,129

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2020 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
	Item 4.	Controls and Procedures	47

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	48
	Item 1A.	Risk Factors	48
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
	Item 4.	Mine Safety Disclosures	49
	Item 6.	Exhibits	50
		Signatures	51

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	June 30	December 31	June 30
in thousands	2020	2019	2019
Assets
Cash and cash equivalents	$ 816,765	$ 271,589	$ 26,031
Restricted cash	434	2,917	491
Accounts and notes receivable
Accounts and notes receivable, gross	699,320	573,241	700,175
Allowance for doubtful accounts	(3,460)	(3,125)	(2,844)
Accounts and notes receivable, net	695,860	570,116	697,331
Inventories
Finished products	383,483	391,666	377,578
Raw materials	33,178	31,318	31,137
Products in process	5,116	5,604	6,332
Operating supplies and other	29,703	29,720	26,376
Inventories	451,480	458,308	441,423
Other current assets	65,571	76,396	89,739
Total current assets	2,030,110	1,379,326	1,255,015
Investments and long-term receivables	43,849	60,709	51,667
Property, plant & equipment
Property, plant & equipment, cost	8,921,990	8,749,217	8,613,500
Allowances for depreciation, depletion & amortization	(4,538,980)	(4,433,179)	(4,322,818)
Property, plant & equipment, net	4,383,010	4,316,038	4,290,682
Operating lease right-of-use assets, net	426,618	408,189	418,896
Goodwill	3,172,112	3,167,061	3,167,061
Other intangible assets, net	1,114,592	1,091,475	1,076,986
Other noncurrent assets	228,433	225,995	220,457
Total assets	$ 11,398,724	$ 10,648,793	$ 10,480,764
Liabilities
Current maturities of long-term debt	500,026	25	24
Short-term debt	0	0	137,000
Trade payables and accruals	278,102	265,159	284,875
Other current liabilities	260,621	270,379	241,689
Total current liabilities	1,038,749	535,563	663,588
Long-term debt	2,785,646	2,784,315	2,781,826
Deferred income taxes, net	671,097	633,039	601,189
Deferred revenue	177,534	179,880	182,666
Operating lease liabilities	405,578	388,042	396,952
Other noncurrent liabilities	555,969	506,097	483,096
Total liabilities	$ 5,634,573	$ 5,026,936	$ 5,109,317
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,446, 132,371 and 132,231 shares, respectively	132,446	132,371	132,231
Capital in excess of par value	2,789,801	2,791,353	2,787,002
Retained earnings	3,049,943	2,895,871	2,623,747
Accumulated other comprehensive loss	(208,039)	(197,738)	(171,533)
Total equity	$ 5,764,151	$ 5,621,857	$ 5,371,447
Total liabilities and equity	$ 11,398,724	$ 10,648,793	$ 10,480,764
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited	June 30		June 30
in thousands, except per share data	2020	2019	2020	2019
Total revenues	$ 1,322,575	$ 1,327,682	$ 2,371,817	$ 2,324,193
Cost of revenues	926,056	957,180	1,773,575	1,762,016
Gross profit	396,519	370,502	598,242	562,177
Selling, administrative and general expenses	91,205	95,689	177,635	185,957
Gain (loss) on sale of property, plant & equipment
and businesses	(258)	3,451	741	10,748
Other operating expense, net	(6,160)	(2,190)	(10,151)	(6,461)
Operating earnings	298,896	276,074	411,197	380,507
Other nonoperating income (expense), net	7,367	2,466	(1,969)	5,595
Interest expense, net	33,954	33,035	64,727	65,969
Earnings from continuing operations
before income taxes	272,309	245,505	344,501	320,133
Income tax expense	61,352	47,598	73,546	58,291
Earnings from continuing operations	210,957	197,907	270,955	261,842
Loss on discontinued operations, net of tax	(1,041)	(349)	(781)	(985)
Net earnings	$ 209,916	$ 197,558	$ 270,174	$ 260,857
Other comprehensive income, net of tax
Deferred loss on interest rate derivative	0	0	(14,679)	0
Amortization of prior interest rate derivative loss	194	56	988	111
Amortization of actuarial loss and prior service
cost for benefit plans	1,695	336	3,390	571
Other comprehensive income (loss)	1,889	392	(10,301)	682
Comprehensive income	$ 211,805	$ 197,950	$ 259,873	$ 261,539
Basic earnings (loss) per share
Continuing operations	$ 1.59	$ 1.50	$ 2.04	$ 1.98
Discontinued operations	(0.01)	(0.01)	0.00	(0.01)
Net earnings	$ 1.58	$ 1.49	$ 2.04	$ 1.97
Diluted earnings (loss) per share
Continuing operations	$ 1.58	$ 1.48	$ 2.03	$ 1.97
Discontinued operations	0.00	0.00	0.00	(0.01)
Net earnings	$ 1.58	$ 1.48	$ 2.03	$ 1.96
Weighted-average common shares outstanding
Basic	132,552	132,269	132,560	132,157
Assuming dilution	133,115	133,354	133,154	133,199
Depreciation, depletion, accretion and amortization	$ 99,470	$ 93,497	$ 194,951	$ 182,677
Effective tax rate from continuing operations	22.5%	19.4%	21.3%	18.2%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited	June 30
in thousands	2020	2019
Operating Activities
Net earnings	$ 270,174	$ 260,857
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	194,951	182,677
Noncash operating lease expense	17,977	17,549
Net gain on sale of property, plant & equipment and businesses	(741)	(10,748)
Contributions to pension plans	(4,409)	(4,638)
Share-based compensation expense	15,220	14,370
Deferred tax expense (benefit)	36,644	34,816
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(101,271)	(201,256)
Other, net	(2,954)	8,289
Net cash provided by operating activities	$ 425,591	$ 301,916
Investing Activities
Purchases of property, plant & equipment	(223,147)	(225,837)
Proceeds from sale of property, plant & equipment	3,063	11,200
Proceeds from sale of businesses	651	1,744
Payment for businesses acquired, net of acquired cash	(5,668)	1,122
Other, net	5,575	(4,577)
Net cash used for investing activities	$ (219,526)	$ (216,348)
Financing Activities
Proceeds from short-term debt	0	360,100
Payment of short-term debt	0	(356,100)
Payment of current maturities and long-term debt	(250,012)	(11)
Proceeds from issuance of long-term debt	750,000	0
Debt issuance and exchange costs	(10,762)	0
Settlements of interest rate derivatives	(19,863)	0
Purchases of common stock	(26,132)	0
Dividends paid	(90,128)	(81,927)
Share-based compensation, shares withheld for taxes	(15,830)	(25,508)
Other, net	(645)	(4)
Net cash provided by (used for) financing activities	$ 336,628	$ (103,450)
Net increase (decrease) in cash and cash equivalents and restricted cash	542,693	(17,882)
Cash and cash equivalents and restricted cash at beginning of year	274,506	44,404
Cash and cash equivalents and restricted cash at end of period	$ 817,199	$ 26,522
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, particularly in light of the uncertainty over the economic and operational impacts of the current novel coronavirus (COVID-19) pandemic.

We are operating as an essential business and while the COVID-19 pandemic has not yet materially impacted our business, operations, or financial results, it may have far-reaching impacts on many aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, our employees, and the market generally. Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates and assumptions affect, among other things, our goodwill and long-lived asset valuations; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; allowance for doubtful accounts; measurement of cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Discontinued Operations
Pretax loss	$ (1,412)	$ (701)	$ (1,058)	$ (1,339)
Income tax benefit	371	352	277	354
Loss on discontinued operations,
net of tax	$ (1,041)	$ (349)	$ (781)	$ (985)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Weighted-average common shares
outstanding	132,552	132,269	132,560	132,157
Dilutive effect of
Stock-Only Stock Appreciation Rights	271	723	307	723
Other stock compensation plans	292	362	287	319
Weighted-average common shares
outstanding, assuming dilution	133,115	133,354	133,154	133,199

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Antidilutive common stock equivalents	296	192	275	220

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

Operating lease ROU assets and liabilities and the weighted-average lease term and discount rate are as follows:

		June 30	December 31	June 30
in thousands	Classification on the Balance Sheet	2020	2019	2019
Assets
Operating lease ROU assets		$ 472,003	$ 441,656	$ 435,672
Accumulated amortization		(45,385)	(33,467)	(16,776)
Total lease assets	Operating lease right-of-use assets, net	$ 426,618	$ 408,189	$ 418,896
Liabilities
Current
Operating	Other current liabilities	$ 32,645	$ 29,971	$ 31,357
Noncurrent
Operating	Operating lease liabilities	405,578	388,042	396,952
Total lease liabilities		$ 438,223	$ 418,013	$ 428,309
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		10.4	9.9	10.0
Weighted-average discount rate
Operating leases		4.1%	4.3%	4.4%

Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material. We have not sought or been granted any material lease concessions as a result of the COVID-19 pandemic.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. The components of operating lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Lease Cost
Operating lease cost	$ 14,234	$ 14,167	$ 28,340	$ 28,294
Short-term lease cost [1]	8,070	7,922	17,441	16,623
Variable lease cost	3,773	3,489	6,905	6,557
Sublease income	(721)	(807)	(1,456)	(1,418)
Total lease cost	$ 25,356	$ 24,771	$ 51,230	$ 50,056

[1]	Our short-term lease cost includes the cost of leases with an initial term of one month or less.

Cash paid for operating leases was $26,559,000 and $25,513,000 for the six months ended June 30, 2020 and 2019, respectively, and was reflected as reductions to operating cash flows.

Note 3: Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act provides numerous tax relief provisions and stimulus measures. A temporary favorable change to the prior year and current year limitations on interest deductions and a temporary suspension of certain payment requirements for the employer portion of Social Security taxes are the relief provisions that are expected to provide us the greatest benefit. In the first quarter of 2020 (i.e., the period of enactment), an expected cash tax benefit of $13,301,000 was recorded to account for the favorable change to the prior year limitation on interest deductions.

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

In the second quarter of 2020, we recorded income tax expense from continuing operations of $61,352,000 compared to $47,598,000 in the second quarter of 2019. The increase in tax expense was primarily related to an increase in earnings along with a decrease in share-based compensation excess tax benefits quarter over quarter.

For the first six months of 2020, we recorded income tax expense from continuing operations of $73,546,000 compared to $58,291,000 for the first six months of 2019. The increase in tax expense was primarily related to an increase in earnings along with a decrease in share-based compensation excess tax benefits as compared to the same period in 2019.

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

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. We project Alabama state net operating loss (NOL) carryforward deferred tax assets at December 31, 2020 of $63,380,000 against which we project to have a valuation allowance of $29,236,000. At this time, we do not expect any future adjustment to this valuation allowance. The Alabama NOL carryforward, if not utilized, would expire between 2023 and 2032.

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

Our segment total revenues by geographic market for the three and six month periods ended June 30, 2020 and 2019 are disaggregated as follows:

	Three Months Ended June 30, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 350,238	$ 37,956	$ 71,653	$ 0	$ 459,847
Gulf Coast	567,811	50,503	17,946	1,889	638,149
West	152,547	134,491	11,084	0	298,122
Segment sales	$ 1,070,596	$ 222,950	$ 100,683	$ 1,889	$ 1,396,118
Intersegment sales	(73,543)	0	0	0	(73,543)
Total revenues	$ 997,053	$ 222,950	$ 100,683	$ 1,889	$ 1,322,575

	Three Months Ended June 30, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 339,351	$ 46,392	$ 70,871	$ 0	$ 456,614
Gulf Coast	553,746	56,727	14,865	2,003	627,341
West	168,964	144,044	18,032	0	331,040
Segment sales	$ 1,062,061	$ 247,163	$ 103,768	$ 2,003	$ 1,414,995
Intersegment sales	(87,313)	0	0	0	(87,313)
Total revenues	$ 974,748	$ 247,163	$ 103,768	$ 2,003	$ 1,327,682

	Six Months Ended June 30, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 590,106	$ 55,839	$ 133,772	$ 0	$ 779,717
Gulf Coast	1,061,107	84,358	34,911	3,915	1,184,291
West	287,609	222,542	26,765	0	536,916
Segment sales	$ 1,938,822	$ 362,739	$ 195,448	$ 3,915	$ 2,500,924
Intersegment sales	(129,107)	0	0	0	(129,107)
Total revenues	$ 1,809,715	$ 362,739	$ 195,448	$ 3,915	$ 2,371,817

	Six Months Ended June 30, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 564,253	$ 64,608	$ 125,587	$ 0	$ 754,448
Gulf Coast	1,050,381	93,779	31,370	3,954	1,179,484
West	282,392	220,866	30,448	0	533,706
Segment sales	$ 1,897,026	$ 379,253	$ 187,405	$ 3,954	$ 2,467,638
Intersegment sales	(143,445)	0	0	0	(143,445)
Total revenues	$ 1,753,581	$ 379,253	$ 187,405	$ 3,954	$ 2,324,193

[1]	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina and Texas

West market — Arizona, California and New Mexico

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $57,374,000 and $65,257,000 for the three months ended June 30, 2020 and 2019, respectively, and $96,938,000 and $99,772,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Freight & delivery revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Freight & Delivery Revenues
Total revenues	$ 1,322,575	$ 1,327,682	$ 2,371,817	$ 2,324,193
Freight & delivery revenues [1]	(202,855)	(196,796)	(379,223)	(359,401)
Total revenues excluding freight & delivery	$ 1,119,720	$ 1,130,886	$ 1,992,594	$ 1,964,792

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Deferred Revenue
Balance at beginning of period	$ 183,997	$ 191,131	$ 185,339	$ 192,783
Revenue recognized from deferred revenue	(2,034)	(2,079)	(3,376)	(3,731)
Balance at end of period	$ 181,963	$ 189,052	$ 181,963	$ 189,052

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income during the 12-month period ending June 30, 2021 (reflected in other current liabilities in our June 30, 2020 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	June 30	December 31	June 30
in thousands	2020	2019	2019
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 21,994	$ 22,883	$ 23,382
Total	$ 21,994	$ 22,883	$ 23,382

Level 2 Fair Value
	June 30	December 31	June 30
in thousands	2020	2019	2019
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1,738	$ 1,340	$ 398
Total	$ 1,738	$ 1,340	$ 398

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

Net gains (losses) of the Rabbi Trust investments were $(998,000) and $2,844,000 for the six months ended June 30, 2020 and 2019, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at June 30, 2020 and 2019 were $(990,000) and $2,885,000, respectively.

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

In February 2020, we entered into interest rate locks of a future debt issuance to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. Consistent with their terms, we settled the interest rate locks in March 2020 for a cash payment of $19,863,000. Given that the related debt issuance at the end of the first quarter: a) was not executed, b) remained probable in the near term and c) had uncertain timing, 1/20th of the hedge was deemed ineffective and $993,000 of the settlement was recorded to interest expense in the first quarter. The remainder of the settlement was deferred and recorded in AOCI. In May 2020, we issued the related debt in the form of $750,000,000 of 3.50% 10-year notes. The deferred hedge settlement amount in AOCI is amortized to interest expense over the term of the related debt.

In 2007 and 2018, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these interest rate hedges is deferred (recorded in AOCI) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statement	2020	2019	2020	2019
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (263)	$ (76)	$ (1,337)	$ (151)

For the 12-month period ending June 30, 2021, we estimate that $1,894,000 of the $24,644,000 net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	June 30	December 31	June 30
in thousands	Interest Rates	2020	2019	2019
Short-term Debt
Delayed draw term loan expires 2021		$ 0	$ 0	$ 0
Bank line of credit expires 2021 [1]		0	0	137,000
Total short-term debt		$ 0	$ 0	$ 137,000
Long-term Debt
Bank line of credit expires 2021 [1]		$ 0	$ 0	$ 0
Floating-rate notes due 2020		0	250,000	250,000
Floating-rate notes due 2021	1.21%	500,000	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
3.50% notes due 2030	3.91%	750,000	0	0
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949	460,949
Other notes	1.10%	9,153	185	197
Total long-term debt - face value		$ 3,355,341	$ 2,846,373	$ 2,846,385
Unamortized discounts and debt issuance costs		(69,669)	(62,033)	(64,535)
Total long-term debt - book value		$ 3,285,672	$ 2,784,340	$ 2,781,850
Less current maturities		500,026	25	24
Total long-term debt - reported value		$ 2,785,646	$ 2,784,315	$ 2,781,826
Estimated fair value of long-term debt		$ 3,225,468	$ 3,073,693	$ 2,898,283

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $3,126,000 and $2,482,000 of net interest expense for these items for the six months ended June 30, 2020 and 2019, respectively.

LINE OF CREDIT AND DELAYED DRAW TERM LOAN

Our unsecured $750,000,000 line of credit matures December 2021 and contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. The primary negative covenant limits our ability to incur secured debt. The financial covenants are: (1) a maximum ratio of debt to EBITDA of 3.5:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for three quarters), and (2) a minimum ratio of EBITDA to net cash interest expense of 3.0:1. As of June 30, 2020, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.00% to 1.75%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.00% to 0.75%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.10% to 0.25% determined by our credit ratings. As of June 30, 2020, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

In April 2020, we executed a $750,000,000 364-day delayed draw term loan with a subset of the banks that provide our line of credit. This facility provides for up to two draws through October 2020 and all borrowings are due April 2021. Borrowings may be repaid prior to maturity, but once repaid may not be borrowed again. During the second quarter, we borrowed and repaid $250,000,000 on this delayed draw term loan leaving $500,000,000 available for future borrowings.

All terms and conditions of the delayed draw term loan are consistent with those of the line of credit except for the interest rate on borrowings and the commitment fee. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.375% to 2.125%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.375% to 1.125%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. The commitment fee, paid on the daily average unused amount of the facility, ranges from 0.125% to 0.25% and is determined by our credit ratings. As of June 30, 2020, we were in compliance with the delayed draw term loan covenants, the credit margin for LIBOR borrowings was 1.625%, the credit margin for base rate borrowings was 0.625%, and the commitment fee for the unused amount was 0.175%.

As of June 30, 2020, our available borrowing capacity was $1,195,871,000. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$54,129,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $3,355,341,000 (face value) of term debt is unsecured. $3,346,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June 30, 2020, we were in compliance with all term debt covenants.

In May 2020, we issued $750,000,000 of 3.50% senior notes due 2030. Total proceeds were $741,417,000 (net of discounts and transaction costs). $250,000,000 of the proceeds were used to retire the $250,000,000 floating rate notes due June 2020. The remainder of the proceeds, together with cash on hand, will be used to retire the $500,000,000 floating rate notes due March 2021.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $750,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2020 are summarized by purpose in the table below:

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

As described in Note 2, our present value of future minimum (nonmineral) lease payments totaled $438,223,000 as of June 30, 2020.

As summarized by purpose in Note 7, our standby letters of credit totaled $54,129,000 as of June 30, 2020.

As described in Note 9, our asset retirement obligations totaled $263,748,000 as of June 30, 2020.

Amounts accrued for environmental remediation costs (measured on an undiscounted basis) were as follows:

	June 30	December 31	June 30
in thousands	2020	2019	2019
Accrued Environmental Remediation Costs
Continuing operations	$ 22,743	$ 30,429	$ 35,218
Retained from former Chemicals business	10,846	10,972	10,726
Total	$ 33,589	$ 41,401	$ 45,944

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. These AROs relate to our underlying land parcels, including both owned properties and mineral leases. ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
ARO Operating Costs
Accretion	$ 3,247	$ 2,717	$ 6,155	$ 5,450
Depreciation	2,063	1,800	3,899	3,641
Total	$ 5,310	$ 4,517	$ 10,054	$ 9,091

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Asset Retirement Obligations
Balance at beginning of period	$ 263,445	$ 225,186	$ 210,323	$ 225,726
Liabilities incurred	0	263	0	263
Liabilities settled	(3,354)	(3,388)	(8,588)	(6,966)
Accretion expense	3,247	2,717	6,155	5,450
Revisions, net	410	(1,281)	55,858	(976)
Balance at end of period	$ 263,748	$ 223,497	$ 263,748	$ 223,497

ARO liabilities settled during the first six months of 2020 and 2019 include $2,152,000 and $2,015,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of 90 acres of previously mined property to conditions suitable for retail and commercial development.

ARO revisions during the first six months of 2020 primarily include increases in estimated costs at three aggregates locations, including reclamation activities required under a development agreement at an aggregates site on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of previously mined property to conditions suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$ 1,331	$ 1,249	$ 2,662	$ 2,498
Interest cost	7,531	9,410	15,062	18,820
Expected return on plan assets	(12,485)	(11,937)	(24,969)	(23,875)
Amortization of prior service cost	335	335	670	670
Amortization of actuarial loss	3,140	1,358	6,279	2,716
Net periodic pension benefit cost (credit)	$ (148)	$ 415	$ (296)	$ 829
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 3,475	$ 1,693	$ 6,949	$ 3,386

The contributions to pension plans for the six months ended June 30, 2020 and 2019, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$ 380	$ 330	$ 760	$ 659
Interest cost	242	347	485	694
Amortization of prior service credit	(980)	(979)	(1,959)	(1,959)
Amortization of actuarial gain	(201)	(327)	(403)	(654)
Net periodic postretirement benefit credit	$ (559)	$ (629)	$ (1,117)	$ (1,260)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,181)	$ (1,306)	$ (2,362)	$ (2,613)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $12,810,000 and $13,681,000 for the three months ended June 30, 2020 and 2019, respectively, and totaled $23,867,000 and $27,600,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2020	2019	2019
AOCI
Interest rate hedges	$ (24,644)	$ (10,953)	$ (11,069)
Pension and postretirement plans	(183,395)	(186,785)	(160,464)
Total	$ (208,039)	$ (197,738)	$ (171,533)

Changes in AOCI, net of tax, for the six months ended June 30, 2020 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2019	$ (10,953)	$ (186,785)	$ (197,738)
Other comprehensive income (loss)
before reclassifications	(14,679)	0	(14,679)
Amounts reclassified from AOCI	988	3,390	4,378
Net current period OCI changes	(13,691)	3,390	(10,301)
Balances as of June 30, 2020	$ (24,644)	$ (183,395)	$ (208,039)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Amortization of Interest Rate Hedge Losses
Interest expense	$ 263	$ 76	$ 1,337	$ 151
Benefit from income taxes	(69)	(20)	(349)	(40)
Total	$ 194	$ 56	$ 988	$ 111
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 2,294	$ 386	$ 4,587	$ 772
Benefit from income taxes	(599)	(50)	(1,197)	(201)
Total	$ 1,695	$ 336	$ 3,390	$ 571
Total reclassifications from AOCI to earnings	$ 1,889	$ 392	$ 4,378	$ 682

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

There were no shares held in treasury as of June 30, 2020, December 31, 2019 and June 30, 2019.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands, except average cost	2020	2019	2019
Shares Purchased and Retired
Number	214	19	0
Total purchase price	$ 26,132	$ 2,602	$ 0
Average cost per share	$ 121.92	$ 139.90	$ 0.00

As of June 30, 2020, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands, except per share data	2020	2019	2020	2019
Total Equity
Balance at beginning of period	$ 5,590,326	$ 5,217,209	$ 5,621,857	$ 5,202,903
Net earnings	209,916	197,558	270,174	260,857
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(1,456)	(11,370)	(16,539)	(25,438)
Purchase and retirement of common stock	0	0	(26,132)	0
Share-based compensation expense	8,504	8,646	15,220	14,370
Cash dividends on common stock
($0.34/$0.31/$0.68/$0.62 per share, respectively)	(45,028)	(40,988)	(90,128)	(81,927)
Other comprehensive income (expense)	1,889	392	(10,301)	682
Balance at end of period	$ 5,764,151	$ 5,371,447	$ 5,764,151	$ 5,371,447

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

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2020	2019	2020	2019
Total Revenues
Aggregates [1]	$ 1,070,596	$ 1,062,061	$ 1,938,822	$ 1,897,026
Asphalt [2]	222,950	247,163	362,739	379,253
Concrete	100,683	103,768	195,448	187,405
Calcium	1,889	2,003	3,915	3,954
Segment sales	$ 1,396,118	$ 1,414,995	$ 2,500,924	$ 2,467,638
Aggregates intersegment sales	(73,543)	(87,313)	(129,107)	(143,445)
Total revenues	$ 1,322,575	$ 1,327,682	$ 2,371,817	$ 2,324,193
Gross Profit
Aggregates	$ 351,162	$ 329,215	$ 545,293	$ 514,931
Asphalt	30,464	27,583	28,029	24,311
Concrete	14,227	12,887	23,440	21,450
Calcium	666	817	1,480	1,485
Total	$ 396,519	$ 370,502	$ 598,242	$ 562,177
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 80,747	$ 75,760	$ 157,883	$ 148,281
Asphalt	8,668	8,884	17,402	17,434
Concrete	4,001	3,327	8,083	6,291
Calcium	48	58	97	118
Other	6,006	5,468	11,486	10,553
Total	$ 99,470	$ 93,497	$ 194,951	$ 182,677
Identifiable Assets [3]
Aggregates			$ 9,545,787	$ 9,385,444
Asphalt			583,902	597,328
Concrete			321,304	299,729
Calcium			3,718	4,042
Total identifiable assets			$ 10,454,711	$ 10,286,543
General corporate assets			126,814	167,699
Cash and cash equivalents and restricted cash			817,199	26,522
Total assets			$ 11,398,724	$ 10,480,764

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2020	2019
Cash Payments
Interest (exclusive of amount capitalized)	$ 60,741	$ 66,414
Income taxes	9,055	34,297
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 10,994	$ 30,259
Recognition of new asset retirement obligations	0	263
Right-of-use assets obtained in exchange for new operating lease liabilities [1]	25,083	435,678
Amounts referable to business acquisitions
Liabilities assumed	5,637	3,525
Consideration payable to seller	8,980	0
Fair value of noncash assets and liabilities exchanged	21,214	0

[1]	The 2019 amount includes the initial right-of-use assets resulting from our adoption of ASU 2016-02, “Leases.”

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2020 and 2019. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2019 to June 30, 2020 are shown below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2019	$ 3,075,428	$ 91,633	$ 0	$ 0	$ 3,167,061
Goodwill of acquired businesses [1]	5,051	0	0	0	5,051
Totals at June 30, 2020	$ 3,080,479	$ 91,633	$ 0	$ 0	$ 3,172,112

[1]	See Note 16 for summary of recent acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2020 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2020, we purchased businesses that support our aggregates operations for total consideration of $35,862,000.

The 2020 acquisitions are reported in our consolidated financial statements as of the acquisition dates and are not material to our results of operations or financial position. The purchase price allocations have been finalized.

As a result of these 2020 acquisitions, we recognized $39,833,000 of amortizable intangible assets and $5,051,000 of goodwill. The amortizable intangible assets will be amortized against earnings on a straight-line basis over a weighted-average 20 years and will not be deductible for income tax purposes. The goodwill represents the balance of deferred tax liabilities generated from carrying over the tax basis in the assets acquired and is not deductible for income tax purposes.

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

DIVESTITURES AND PENDING DIVESTITURES

In 2020, we sold:

▪Second quarter — exited our New Mexico ready-mixed concrete business, resulting in an immaterial gain. We retained the concrete plants and mobile fleet and are leasing these assets to the buyer. Additionally, we obtained a 20-year aggregates supply agreement

In 2019, we sold:

▪First quarter — two aggregates operations in Georgia and reversed a contingent payable related to the fourth quarter 2017 Department of Justice required divestiture of former Aggregates USA operations, resulting in a pretax gain of $4,064,000

No assets met the criteria for held for sale at June 30, 2020, December 31, 2019 or June 30, 2019.

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

ACCOUNTING STANDARDS PENDING ADOPTION

LIBOR TRANSITION In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective immediately for all entities and will apply through December 31, 2022. For additional information, see our LIBOR transition disclosure in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Financial Resources - Debt." We continue to evaluate the effect that discontinuance of LIBOR will have on our contracts.

InCOME tAXES In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes and changes the accounting for certain income tax transactions. The new standard is effective as of January 1, 2021. We do not expect this standard to have a material impact on our consolidated financial statements.

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

EXECUTIVE SUMMARY

Financial highlights for second Quarter 2020

Compared to second quarter of 2019:

▪Total revenues decreased $5.1 million, or less than 1%, to $1,322.6 million

▪Gross profit increased $26.0 million, or 7%, to $396.5 million

▪Aggregates segment sales increased $8.5 million, or 1%, to $1,070.6 million

▪Aggregates segment freight-adjusted revenues increased $8.3 million, or 1%, to $814.7 million

▪Shipments decreased 2%, or 1.1 million tons, to 56.2 million tons

▪Freight-adjusted sales price increased 3.1%, or $0.43 per ton

▪Segment gross profit increased $21.9 million, or 7%, to $351.2 million

▪Asphalt, Concrete and Calcium segment gross profit increased $4.1 million, or 10%, to $45.4 million, collectively

▪Selling, administrative and general (SAG) expenses decreased $4.5 million and decreased 0.3 percentage points (30 basis points) as a percentage of total revenues

▪Operating earnings increased $22.8 million, or 8%, to $298.9 million

▪Earnings from continuing operations were $211.0 million, or $1.58 per diluted share, compared to $197.9 million, or $1.48 per diluted share

▪Adjusted earnings from continuing operations were $1.60 per diluted share, compared to $1.48 per diluted share

▪Net earnings were $209.9 million, an increase of $12.4 million, or 6%

▪Adjusted EBITDA was $407.8 million, an increase of $35.8 million, or 10%

▪Returned capital to shareholders via dividends ($45.0 million @ $0.34 per share versus $41.0 million @ $0.31 per share)

Our second quarter results demonstrate the resiliency of our best in class aggregates-led business and reflect the proactive response by our employees to the current novel coronavirus (COVID-19) pandemic. Our operational execution was integral to widespread gains in unit profitability, despite some disruptions to construction activity during the quarter. We are proud of our employees’ ability to quickly adapt to the necessary additional safety protocols we have put in place in this environment, while maintaining their focus on operating safely and positioning Vulcan for continued success.

Second quarter revenues were $1,322.6 million and net earnings were $209.9 million. Earnings from continuing operations were $211.0 million, or $1.58 per diluted share, an increase of 7% from the prior year’s second quarter. Adjusted EBITDA was $407.8 million, an increase of 10%. The year-over-year earnings improvement was driven primarily by effective cost control and price growth in aggregates. Second quarter segment earnings improved in each major product line. Despite a 2% decline in aggregates shipments, mix-adjusted pricing improved 3.3%, and freight-adjusted unit cost of sales decreased 1%. As a result, aggregates unit gross profit increased 9% to $6.25 per ton.

Certain leading indicators of demand have shown signs of improvement, and our quote activity remains robust. However, our visibility beyond the near-term remains restricted due to the evolving effects of the pandemic. The recent surge in new COVID-19 cases could impact the progress made so far if new restrictions on economic activity are put in place. We believe this uncertainty could continue to weigh on construction activity in the second half of the year, making it difficult to predict the level and timing of shipments. We are continuously reviewing our operating plans to ensure an effective response to demand shifts. Whatever the demand, we remain confident in our ability to successfully navigate the changing environment.

Capital expenditures in the second quarter were $67.9 million ($176.9 million year-to-date). We continue to expect to spend between $275 and $325 million on capital this year, most of which is for core operating and maintenance projects. Given that the economic outlook is evolving quickly, we will continue to review our plans and adjust as needed, being thoughtful about preserving liquidity.

During the quarter, we returned $45.0 million to shareholders through dividends, a 10% increase versus the prior year’s quarter. We did not repurchase any shares in the quarter (temporarily suspended due to the COVID-19 pandemic).

At quarter-end, total debt to trailing-twelve month Adjusted EBITDA was 2.5 times (1.9 times on a net debt basis reflecting $817.2 million of cash on hand). Our weighted-average debt maturity was 14 years, and the effective weighted-average interest rate was 4.1%.

OuTLOOK

Although the economic environment is showing signs of improvement, the pandemic’s effect on the demand for our products and the broader economy remains unclear. As a result, we are not reinstating earnings guidance at this time.

While demand is subject to market fluctuations outside of our control, we remain focused on those things we can control such as our cost and pricing disciplines, both of which help to compound our unit margins. Our year-to-date results demonstrate those capabilities. On a trailing-twelve month basis our cash gross profit in aggregates is nearly $7 per ton. Our operating plans are underpinned by our four strategic initiatives (Commercial and Operational Excellence, Logistics Innovation and Strategic Sourcing), a healthy balance sheet, strong liquidity, and the engagement of our people.

Additionally, we currently do not anticipate any material impairment charges, increases in allowances for credit losses, increases in deferred tax asset valuation allowances, restructuring charges or other expenses, violations of debt covenants, or changes in accounting judgments that are reasonably likely to have a material impact on our financial statements.

For support functions, we previously implemented remote work arrangements and restricted business travel effective mid-March. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except unit and per unit data	2020	2019	2020	2019
Total revenues	$ 1,322.6	$ 1,327.7	$ 2,371.8	$ 2,324.2
Cost of revenues	926.1	957.2	1,773.6	1,762.0
Gross profit	$ 396.5	$ 370.5	$ 598.2	$ 562.2
Gross profit margin	30.0%	27.9%	25.2%	24.2%
Selling, administrative and general (SAG)	$ 91.2	$ 95.7	$ 177.6	$ 186.0
SAG as a percentage of total revenues	6.9%	7.2%	7.4%	8.0%
Operating earnings	$ 298.9	$ 276.1	$ 411.2	$ 380.5
Interest expense, net	$ 34.0	$ 33.0	$ 64.7	$ 66.0
Earnings from continuing operations
before income taxes	$ 272.3	$ 245.5	$ 344.5	$ 320.1
Income tax expense	$ 61.4	$ 47.6	$ 73.5	$ 58.3
Effective tax rate from continuing operations	22.5%	19.4%	21.3%	18.2%
Earnings from continuing operations	$ 211.0	$ 197.9	$ 271.0	$ 261.8
Loss on discontinued operations,
net of income taxes	(1.1)	(0.3)	(0.8)	(0.9)
Net earnings	$ 209.9	$ 197.6	$ 270.2	$ 260.9
Diluted earnings (loss) per share
Continuing operations	$ 1.58	$ 1.48	$ 2.03	$ 1.97
Discontinued operations	0.00	0.00	0.00	(0.01)
Diluted net earnings per share	$ 1.58	$ 1.48	$ 2.03	$ 1.96
EBITDA [1]	$ 405.7	$ 372.0	$ 604.2	$ 568.8
Adjusted EBITDA [1]	$ 407.8	$ 372.0	$ 608.8	$ 564.7
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	56,195	57,310	101,243	102,947
Freight-adjusted sales price	$ 14.50	$ 14.07	$ 14.45	$ 13.94
Asphalt Mix
Tons (thousands)	3,403	3,595	5,460	5,617
Average sales price	$ 57.46	$ 58.31	$ 57.86	$ 57.45
Ready-mixed concrete
Cubic yards (thousands)	786	815	1,520	1,484
Average sales price	$ 127.35	$ 126.12	$ 127.62	$ 125.14
Calcium
Tons (thousands)	71	73	144	141
Average sales price	$ 26.55	$ 27.50	$ 27.06	$ 27.89

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Measures.

Second quarter 2020 Compared to second Quarter 2019

Second quarter 2020 total revenues were $1,322.6 million, down slightly from the second quarter of 2019. Shipments decreased in aggregates (-2%), asphalt mix (-5%) and ready-mixed concrete (-4%). Conversely, gross profit increased in the Aggregates (+$21.9 million or +7%), Asphalt (+$2.9 million or +10%) and Concrete (+$1.3 million or +10%) segments. A 47% decline in the unit cost of diesel fuel decreased costs by $16.3 million from the prior year’s second quarter with most ($14.4 million) of this cost decline reflected in the Aggregates segment.

Net earnings for the second quarter of 2020 were $209.9 million, or $1.58 per diluted share, compared to $197.6 million, or $1.48 per diluted share, in the second quarter of 2019. Each period’s results were impacted by discrete items, as follows:

Net earnings for the second quarter of 2020 include:

▪pretax charges of $0.8 million associated with divested operations

▪pretax gains of $3.5 million associated with non-routine business development

▪pretax charges of $4.4 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $0.5 million for restructuring

Net earnings for the second quarter of 2019 include:

▪no discrete items

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $1.60 per diluted share for the second quarter of 2020 compared to $1.48 per diluted share in the second quarter of 2019.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2020 versus the second quarter of 2019 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2019	$ 245.5
Higher aggregates gross profit	21.9
Higher asphalt gross profit	2.9
Higher concrete gross profit	1.3
Lower calcium gross profit	(0.2)
Lower selling, administrative and general expenses	4.5
Lower gain on sale of property, plant & equipment and businesses	(3.7)
Higher interest expense, net	(0.9)
Lower foreign currency translation losses	0.4
All other	0.6
Second quarter 2020	$ 272.3

Second quarter Aggregates segment sales increased 1% to $1,070.6 million and gross profit increased 7% to $351.2 million. Unit margins increased $0.51 per ton, or 9%, to $6.25 per ton. These improvements resulted from wide-spread growth in pricing and effective cost control.

Second quarter aggregates shipments decreased 2% versus the prior year’s second quarter. Shipping patterns varied widely across our footprint as a result of economic uncertainty and wet weather but were generally supported by healthy backlogs and our essential business status in our markets. Key markets in the Southeast and coastal Texas were negatively affected by wet weather while shipments in California were reduced by tighter restrictions on shelter-in-place. Shipments were higher in Georgia, Illinois, Tennessee and Texas. On a mix-adjusted basis, all of our key markets reported year-over-year price growth. For the quarter, freight-adjusted average sales price increased 3% versus the prior year’s quarter, inclusive of 30 basis points of unfavorable mix.

Second quarter freight-adjusted unit cost of sales decreased 1% versus the prior year’s second quarter. Effective operating efficiencies helped mitigate the cost impact of lower sales volumes and a reduction in inventory. Actions taken across our more than 360 locations reduced cash spending and controlled inventories in areas most impacted by shelter-in-place orders. The associated cost of reducing inventory offset the majority of a $14.4 million earnings benefit from lower diesel fuel costs.

Unit profitability improvements were wide-spread across our footprint. Aggregates segment cash gross profit per ton increased 9% from the prior year’s second quarter to $7.69 per ton. Trailing-twelve month same-store incremental gross profit flow-through rate was 52%, below our long-term expectations of 60%. Quarterly gross profit flow-through rates can vary widely from quarter to quarter; therefore, we evaluate this metric on a trailing-twelve month basis.

Asphalt segment gross profit was $30.5 million for the second quarter, an improvement of $2.9 million from the prior year. The year-over-year improvement was driven by higher material margins (sales price less cost of raw materials). Compared to the prior year’s second quarter, the average unit cost for liquid asphalt was 17% lower and asphalt mix material margins increased 14%. Although total asphalt mix shipments declined 5% versus the prior year, California, our largest asphalt market, reported year-over-year earnings growth.

Concrete segment gross profit was $14.2 million, 10% higher than the prior year’s second quarter. Ready-mixed concrete shipments of 0.8 million cubic yards decreased 4%. The average sales price increased 1.0% while ready-mixed concrete material margins increased 4%.

Calcium segment gross profit was $0.7 million, down $0.1 million compared to the prior year’s quarter.

SAG expenses declined 5% to $91.2 million in the quarter due mostly to continued execution of cost reduction initiatives, lower incentive compensation costs and general cost control in response to COVID-19. This year-over-year decline resulted in a 0.3 percentage point (30 basis points) improvement as a percentage of total revenues to 6.9%. On a trailing-twelve month basis, SAG expenses as a percentage of total revenues stands at 7.3%. We remain focused on further leveraging our overhead cost structure.

Gain on sale of property, plant & equipment and businesses was a loss of $0.3 million in the second quarter of 2020 versus a gain of $3.5 million in the second quarter of 2019.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments, gain (loss) on settlement of AROs and rental income. Total other operating expense and significant items included in the total were:

▪$6.2 million in second quarter 2020 — includes discrete items as follows:

▪$0.8 million of charges associated with divested operations

▪$3.5 million of net gain associated with non-routine business development

▪$4.4 million for COVID-19 pandemic direct incremental costs

▪$0.5 million of managerial restructuring charges

▪$2.2 million in second quarter 2019

Other nonoperating income of $7.4 million for the second quarter of 2020 was favorable by $4.9 million from the second quarter of 2019. This favorable variance resulted primarily from two items: 1) a $0.5 million foreign currency translation gain versus a $0.1 million gain in the prior year’s quarter resulting from a partial recovery of the first quarter 2020 rapid devaluation of the Mexican peso, and 2) the mark-to-market gain on our Rabbi Trust investments of $4.1 million versus a gain of $1.0 million in the prior year’s quarter due to a partial recovery in equity market values from the first quarter declines.

Net interest expense was $34.0 million in the second quarter of 2020 compared to $33.0 million in the second quarter of 2019.

Income tax expense from continuing operations was $61.4 million in the second quarter of 2020 compared to $47.6 million in the second quarter of 2019. The increase in tax expense was primarily related to an increase in earnings along with a decrease in share-based compensation excess tax benefits quarter over quarter.

Earnings from continuing operations were $1.58 per diluted share in the second quarter of 2020 compared to $1.48 per diluted share in the second quarter of 2019.

Discontinued Operations — Second quarter pretax loss from discontinued operations was $1.4 million in 2020 compared with a loss of $0.7 million in 2019. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

year-to-date june 30, 2020 Compared to year-to-date june 30, 2019

Total revenues for the first six months of 2020 were $2,371.8 million, up 2% from the first six months of 2019. Shipments decreased in aggregates (-2%) and asphalt mix (-3%) while they increased in ready-mixed concrete (+2%). Gross profit increased in the Aggregates (+$30.4 million or +6%), Asphalt (+$3.7 million or +15%) and Concrete (+$2.0 million or +9%) segments. A 29% decline in the unit cost of diesel fuel decreased costs by $19.2 million from the first half of 2019 with most ($17.0 million) of this cost decline reflected in the Aggregates segment.

Net earnings for the six months of 2020 were $270.2 million, or $2.03 per diluted share, compared to $260.9 million, or $1.96 per diluted share, in the first six months of 2019. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first six months of 2020 include:

▪pretax charges of $0.8 million associated with divested operations

▪pretax gains of $2.5 million associated with non-routine business development

▪pretax charges of $5.0 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $1.3 million for restructuring

Net earnings for the first six months of 2019 include:

▪pretax gains of $4.1 million related to the sale of businesses (see Note 16 to the condensed consolidated financial statements)

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $2.06 per diluted share for the first half of 2020 compared to $1.94 per diluted share in the first half of 2019.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2020 versus year-to-date June 30, 2019 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2019	$ 320.1
Higher aggregates gross profit	30.4
Higher asphalt gross profit	3.7
Higher concrete gross profit	2.0
Lower calcium gross profit	0.0
Lower selling, administrative and general expenses	8.3
Lower gain on sale of property, plant & equipment and businesses	(10.0)
Lower interest expense, net	1.2
Higher foreign currency translation losses	(6.3)
All other	(4.9)
Year-to-date June 30, 2020	$ 344.5

First half 2020 Aggregates segment sales of $1,938.8 million were up 2% while aggregates shipments decreased 2%, or 1.7 million tons, compared to the prior year. Freight-adjusted average sales price for aggregates increased 3.7%, or $0.51 per ton, versus the first half of 2019. Excluding mix impact, aggregates price increased 3.8%.

Aggregates segment gross profit was $545.3 million ($5.39 per ton) versus $514.9 million ($5.00 per ton) in the first half of 2019. As a percentage of segment sales excluding freight & delivery, gross profit margin increased 1.2 percentage points (120 basis points) due primarily to the wide-spread growth in pricing and effective cost control. First half 2020 freight-adjusted unit cost of sales increased 1%, or $0.12 per ton, versus the prior year. Cash gross profit per ton increased 8% from the prior year’s first half to $6.95 per ton. The average unit cost of diesel fuel decreased 29% versus the first half of 2019, increasing Aggregates segment gross profit by $17.0 million or $0.17 per ton.

Asphalt segment gross profit of $28.0 million was up $3.7 million from the first six months of 2019. Asphalt mix shipments declined 3% while selling prices increased 0.7%, or $0.41 per ton. Compared to the prior year’s first half, the average unit cost for liquid asphalt was down 13% — a significant factor in the 12% increase in our asphalt mix material margins.

Concrete segment gross profit was $23.4 million for the first six months of 2020, an increase of $2.0 million from the prior year period. Ready-mixed concrete shipments and average sales price both increased 2% driving a 4% increase in material margins.

Our Calcium segment’s gross profit of $1.5 million was essentially flat compared to the first half of 2019.

SAG expenses were $177.6 million versus $186.0 million in the prior year’s first half reflecting a 0.5 percentage point (50 basis point) decrease as a percentage of total revenues.

Gain on sale of property, plant & equipment and businesses was $0.7 million in the first half of 2020 versus $10.7 million in the first half of 2019. The 2019 amount includes the aforementioned pretax gains of $4.1 million related to the sale of businesses.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments, gain (loss) on settlement of AROs and rental income. Total other operating expense and significant items included in the total were:

▪$10.2 million in first half of 2020 — includes discrete items as follows:

▪$0.8 million of charges associated with divested operations

▪$2.5 million of net gain associated with non-routine business development

▪$5.0 million for COVID-19 pandemic direct incremental costs

▪$1.3 million of managerial restructuring charges

▪$6.5 million in first half of 2019

Other nonoperating income (expense) was a net expense of $2.0 million for the first half of 2020, unfavorable by $7.6 million from the first half of 2019. This unfavorable variance resulted primarily from two items: 1) $5.8 million of foreign currency translation losses resulting from the rapid devaluation of the Mexican peso in the current year versus a $0.4 million gain in the prior year’s first half, and 2) the mark-to-market loss on our Rabbi Trust investments of $1.0 million due to declines in equity market values versus a gain of $2.8 million in the prior year’s first half (see Note 5 to the condensed consolidated financial statements).

Net interest expense was $64.7 million in the first half of 2020 compared to $66.0 million in the first half of 2019. The current year’s interest expense includes $1.0 million related to the ineffective portion of a cash flow hedge loss.

Income tax expense from continuing operations was $73.5 million in the first half of 2020 compared to $58.3 million in the first half of 2019. The increase in tax expense was primarily related to an increase in earnings along with a decrease in share-based compensation excess tax benefits as compared to the same period in 2019.

Earnings from continuing operations were $2.03 per diluted share in the first half of 2020 compared to $1.97 per diluted share in the first half of 2019.

Discontinued Operations — First half pretax loss from discontinued operations was $1.1 million in 2020 compared with a loss of $1.3 million in 2019. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2020	2019	2020	2019
Aggregates segment
Segment sales	$ 1,070.6	$ 1,062.1	$ 1,938.8	$ 1,897.0
Less
Freight & delivery revenues [1]	240.9	241.4	446.6	436.5
Other revenues	15.0	14.3	29.5	25.4
Freight-adjusted revenues	$ 814.7	$ 806.4	$ 1,462.7	$ 1,435.1
Unit shipments - tons	56.2	57.3	101.2	102.9
Freight-adjusted sales price	$ 14.50	$ 14.07	$ 14.45	$ 13.94

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	June 30		June 30
dollars in millions	2020	2019	2020	2019
Aggregates segment
Gross profit	$ 351.2	$ 329.2	$ 1,177.0	$ 1,075.1
Segment sales	$ 1,070.6	$ 1,062.1	$ 4,032.1	$ 3,754.8
Gross profit margin	32.8%	31.0%	29.2%	28.6%
Incremental gross profit margin	257.1%		36.8%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	June 30		June 30
dollars in millions	2020	2019	2020	2019
Aggregates segment
Gross profit	$ 351.2	$ 329.2	$ 1,177.0	$ 1,075.1
Less: Contribution from acquisitions (same-store)	0.1	0.0	1.0	0.3
Same-store gross profit	$ 351.1	$ 329.2	$ 1,176.0	$ 1,074.8
Segment sales	$ 1,070.6	$ 1,062.1	$ 4,032.1	$ 3,754.8
Less: Freight & delivery revenues [1]	240.9	241.4	931.2	861.1
Segment sales excluding freight & delivery	$ 829.7	$ 820.7	$ 3,100.9	$ 2,893.7
Less: Contribution from acquisitions (same-store)	0.5	0.0	12.1	(2.9)
Same-store segment sales excluding freight & delivery	$ 829.2	$ 820.7	$ 3,088.8	$ 2,896.6
Gross profit margin excluding freight & delivery	42.3%	40.1%	38.0%	37.2%
Same-store gross profit margin excluding
freight & delivery	42.3%	40.1%	38.1%	37.2%
Incremental gross profit flow-through rate	243.6%		49.2%
Same-store incremental gross profit flow-through rate	257.5%		51.6%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2020	2019	2020	2019
Aggregates segment
Gross profit	$ 351.2	$ 329.2	$ 545.3	$ 514.9
Depreciation, depletion, accretion and amortization	80.7	75.8	157.9	148.3
Aggregates segment cash gross profit	$ 431.9	$ 405.0	$ 703.2	$ 663.2
Unit shipments - tons	56.2	57.3	101.2	102.9
Aggregates segment gross profit per ton	$ 6.25	$ 5.74	$ 5.39	$ 5.00
Aggregates segment cash gross profit per ton	$ 7.69	$ 7.07	$ 6.95	$ 6.44
Asphalt segment
Gross profit	$ 30.5	$ 27.6	$ 28.0	$ 24.3
Depreciation, depletion, accretion and amortization	8.7	8.9	17.4	17.4
Asphalt segment cash gross profit	$ 39.2	$ 36.5	$ 45.4	$ 41.7
Concrete segment
Gross profit	$ 14.2	$ 12.9	$ 23.4	$ 21.5
Depreciation, depletion, accretion and amortization	4.0	3.3	8.1	6.3
Concrete segment cash gross profit	$ 18.2	$ 16.2	$ 31.5	$ 27.8
Calcium segment
Gross profit	$ 0.7	$ 0.8	$ 1.5	$ 1.5
Depreciation, depletion, accretion and amortization	0.0	0.1	0.1	0.1
Calcium segment cash gross profit	$ 0.7	$ 0.9	$ 1.6	$ 1.6

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2020	2019	2020	2019
Net earnings	$ 209.9	$ 197.6	$ 270.2	$ 260.9
Income tax expense	61.4	47.6	73.5	58.3
Interest expense, net of interest income	34.0	33.0	64.7	66.0
Loss on discontinued operations, net of tax	1.0	0.3	0.8	1.0
EBIT	306.3	278.5	409.2	386.1
Depreciation, depletion, accretion and amortization	99.5	93.5	195.0	182.7
EBITDA	$ 405.7	$ 372.0	$ 604.2	$ 568.8
Gain on sale of businesses	$ 0.0	$ 0.0	$ 0.0	$ (4.1)
Charges associated with divested operations	0.8	0.0	0.8	0.0
Business development [1]	(3.5)	0.0	(2.5)	0.0
COVID-19 direct incremental costs	4.4	0.0	5.0	0.0
Restructuring charges	0.5	0.0	1.3	0.0
Adjusted EBITDA	$ 407.8	$ 372.0	$ 608.8	$ 564.7
Depreciation, depletion, accretion and amortization	(99.5)	(93.5)	(195.0)	(182.7)
Adjusted EBIT	$ 308.3	$ 278.5	$ 413.9	$ 382.0

[1]	Represents non-routine charges or gains associated with acquisitions including the cost impact of purchase accounting inventory valuations.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Diluted Earnings Per Share
Net earnings	$ 1.58	$ 1.48	$ 2.03	$ 1.96
Less: Discontinued operations loss	0.00	0.00	0.00	(0.01)
Diluted EPS from continuing operations	$ 1.58	$ 1.48	$ 2.03	$ 1.97
Items included in Adjusted EBITDA above	$ 0.02	$ 0.00	$ 0.03	$ (0.03)
Adjusted diluted EPS from continuing operations	$ 1.60	$ 1.48	$ 2.06	$ 1.94

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we have taken a number of proactive steps since the first quarter of 2020. In April 2020, we entered into a $750.0 million delayed draw term loan (of which $500.0 million remains available for future borrowings) and in May 2020, we issued $750.0 of 3.50% senior notes due 2030 — each to enhance our already strong liquidity and financial flexibility. Additional sources of capital include access to the capital markets, the sale of surplus real estate, and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2020, including:

▪contractual obligations

▪capital expenditures

▪debt service obligations

▪dividend payments

▪potential share repurchases (temporarily suspended due to the COVID-19 pandemic)

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity sources and needs and take appropriate actions.

Cash

Included in our June 30, 2020 cash and cash equivalents and restricted cash balances of $817.2 million is $0.4 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Six Months Ended
	June 30
in millions	2020	2019
Net earnings	$ 270.2	$ 260.9
Depreciation, depletion, accretion and amortization (DDA&A)	195.0	182.7
Noncash operating lease expense	18.0	17.5
Contributions to pension plans	(4.4)	(4.6)
Other operating cash flows, net [1]	(53.2)	(154.6)
Net cash provided by operating activities	$ 425.6	$ 301.9

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $425.6 million during the six months ended June 30, 2020, a $123.7 million increase compared to the same period of 2019. This increase primarily resulted from favorable changes in working capital balances.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 42.9 days at June 30, 2020 compared to 45.1 days at June 30, 2019. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of the COVID-19 pandemic on our customers’ ability to pay their amounts owed to us.

cash from investing activities

Net cash used for investing activities was $219.5 million during the first six months of 2020, a $3.2 million increase compared to the same period of 2019. During the first half of 2020, we invested $223.1 million in our existing operations compared to $225.8 million in the prior year period. Of this $223.1 million, $61.9 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities.

cash from financing activities

Net cash provided by financing activities in the first six months of 2020 was $336.6 million, compared to the use of cash of $103.5 million in the same period of 2019. The current year includes a) cash proceeds of $739.2 million from the issuance of new debt, b) cash paid to retire the $250.0 million floating rate notes due 2020 and c) $19.9 million of cash paid to settle interest rate locks. The prior year includes a net $4.0 million draw on our bank line of credit.

Additionally, we increased the capital returned to our shareholders by $34.3 million via higher dividends of $8.2 million ($0.68 per share compared to $0.62 per share) and higher share repurchases of $26.1 million (214,338 shares repurchased @ $121.92 average price per share compared to none in first half of 2019).

debt

Certain debt measures are presented below:

	June 30	December 31	June 30
dollars in millions	2020	2019	2019
Debt
Current maturities of long-term debt	$ 500.0	$ 0.0	$ 0.0
Short-term debt	0.0	0.0	137.0
Long-term debt	2,785.6	2,784.3	2,781.8
Total debt	$ 3,285.6	$ 2,784.3	$ 2,918.8
Capital
Total debt	$ 3,285.6	$ 2,784.3	$ 2,918.8
Equity	5,764.2	5,621.9	5,371.4
Total capital	$ 9,049.8	$ 8,406.2	$ 8,290.2
Total Debt as a Percentage of Total Capital	36.3%	33.1%	35.2%
Weighted-average Effective Interest Rates
Delayed draw term loan [1]	1.63%	n/a	n/a
Line of credit [1]	1.25%	1.25%	1.25%
Term debt	4.12%	4.36%	4.49%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	85.1%	73.7%	70.3%
Floating-rate debt	14.9%	26.3%	29.7%

[1]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

line of credit and delayed draw term loan

Our unsecured $750.0 million line of credit matures December 2021. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2020, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused amount was 0.15%.

In April 2020, we executed a $750,000,000 364-day delayed draw term loan that provides for up to two draws through October 2020 and repayment April 2021. Borrowings may be repaid prior to maturity, but once repaid may not be borrowed again. During the second quarter, we borrowed and repaid $250,000,000 leaving $500,000,000 available for future borrowings. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2020, we were in compliance with the delayed draw term loan covenants, the credit margin for LIBOR borrowings was 1.625%, the credit margin for base rate borrowings was 0.625%, and the commitment fee for the unused amount was 0.175%.

As of June 30, 2020, our available borrowing capacity was $1,195.9 million. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$54.1 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $3,355.3 million (face value) of term debt is unsecured. $3,346.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of June 30, 2020, we were in compliance with all term debt covenants.

In May 2020, we issued $750.0 million of 3.50% senior notes due 2030 for total proceeds of $741.4 million (net of discounts and transaction costs). $250.0 million of the proceeds were used to retire the $250.0 million floating rate notes due June 2020, and the remainder of the proceeds, together with cash on hand, will be used to retire the $500.0 million floating rate notes due March 2021.

CURRENT MATURITIES of long-term debt

The $500.0 million of current maturities of long-term debt as of June 30, 2020 includes all long-term debt that we intend to pay within twelve months, and is due as follows:

Current
in millions	Maturities
Third quarter 2020	$0.0
Fourth quarter 2020	0.0
First quarter 2021	500.0
Second quarter 2021	0.0

debt ratings

Our debt ratings and outlooks as of June 30, 2020 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB-/stable	5/7/2020	outlook revised
Moody's	Baa3/stable	4/23/2020	outlook revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

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

As of June 30, 2020, we had three material debt instruments with LIBOR as a reference rate, each of which matures before the end of 2021: 1) $500.0 million floating-rate notes due March 2021, 2) $750.0 million line of credit (none outstanding at June 30, 2020) due December 2021, and 3) $750.0 million delayed draw term loan due April 2021. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate; however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, our interest expense would increase.

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands	2020	2019	2019
Common stock shares at January 1,
issued and outstanding	132,371	131,762	131,762
Common Stock Issuances
Share-based compensation plans	289	628	469
Common Stock Purchases
Purchased and retired	(214)	(19)	0
Common stock shares at end of period,
issued and outstanding	132,446	132,371	132,231

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of June 30, 2020, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands, except average cost	2020	2019	2019
Shares Purchased and Retired
Number	214	19	0
Total purchase price	$ 26,132	$ 2,602	$ 0
Average cost per share	$ 121.92	$ 139.90	$ 0.00

There were no shares held in treasury as of June 30, 2020, December 31, 2019 and June 30, 2019.

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

As a result of our second quarter 2020 execution of a delayed draw term loan and issuance of additional debt as described in Note 7 to the condensed consolidated financial statements, our obligations to make future payments under contracts increased as follows:

	Payments Due by Year
in millions	2020	2021-2022	2023-2024	Thereafter	Total
Cash Contractual Obligations
Delayed draw term loan
Principal payments	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0
Interest payments and fees	1.5	0.0	0.0	0.0	1.5
Bank line of credit
Principal payments	0.0	0.0	0.0	0.0	0.0
Interest payments and fees	0.0	0.0	0.0	0.0	0.0
Term debt
Principal payments	0.0	8.9	0.0	750.0	758.9
Interest payments	9.1	50.6	52.5	144.4	256.6
Total	$ 10.6	$ 59.5	$ 52.5	$ 894.4	$ 1,017.0

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended June 30, 2020.

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

At June 30, 2020, the estimated fair value of our long-term debt including current maturities was $3,725.5 million compared to a book value of $3,285.7 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $384.2 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Due to the COVID-19 pandemic, we have implemented remote work arrangements for support functions and restricted business travel effective mid-March. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. We are continually accessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting and if necessary, will take appropriate actions.

Therefore, no material changes were made during the second quarter of 2020 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

Other than the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

A pandemic, epidemic or other public health emergency, such as the recent outbreak of the current coronavirus (COVID-19) pandemic, could have a material adverse effect on our business, results of operations, financial condition and cash flows — Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing or reimplementing strict measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic, and may take further action as circumstances warrant.

Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our footprint as an essential business. Notwithstanding our continued operations and an economic environment that has shown signs of improvement, the COVID-19 pandemic has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may lower our revenues and EBITDA, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and services. The progression of this matter has and may continue to negatively impact our business or results of operations by affecting the health of our employees and through the temporary closure of our operating locations or those of our customers or suppliers. The extent to which the COVID-19 outbreak impacts our business, results of operations, financial condition or cash flows will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to, the duration and geographic spread of the outbreak, its severity, the actions to contain the virus or treat its impact including the reimplementation of restrictions on economic activity following new outbreaks, the long-term impacts of the virus on government budgets and other funding priorities and to what extent normal economic and operating conditions can resume. There can be no assurance that we will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets, which may reduce resources, share prices and financial liquidity and may severely limit the availability of financing capital.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended June 30, 2020 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2020
Apr 1 - Apr 30	0	$ 0.00	0	8,064,851
May 1 - May 31	0	$ 0.00	0	8,064,851
June 1 - June 30	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of June 30, 2020, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time. Due to the COVID-19 pandemic, we have temporarily suspended our share repurchase program.

We did not have any unregistered sales of equity securities during the second quarter of 2020.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 4.1

Ninth Supplemental Indenture, dated as of May 18, 2020, between Vulcan Materials Company and Regions Bank as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020 [1]

Exhibit 10.1

364-Day Credit Agreement, dated April 10, 2020, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020 [1]

Exhibit 10.2

Second Amendment to Credit Agreement, dated April 10, 2020, among Vulcan Materials Company, each of the Guarantors, the Lenders party thereto, and Truist Bank successor by merger to SunTrust Bank, as Administrative Agent

Exhibit 10.3	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan [2]
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in iXBRL (contained in Exhibit 101).

[1]	Incorporated by reference.
[2]	Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date August 5, 2020	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date August 5, 2020	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)