Form 10-Q
period 2020-09-30
Vulcan Materials CO
filed 2020-11-06
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

                    Class

Shares outstanding       at October 22, 2020

Common Stock, $1 Par Value

132,511,361

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2020 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
	Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	49
	Item 1A.	Risk Factors	49
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
	Item 4.	Mine Safety Disclosures	50
	Item 6.	Exhibits	51
		Signatures	52

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	September 30	December 31	September 30
in thousands	2020	2019	2019
Assets
Cash and cash equivalents	$ 1,084,100	$ 271,589	$ 90,411
Restricted cash	630	2,917	691
Accounts and notes receivable
Accounts and notes receivable, gross	647,362	573,241	727,900
Allowance for doubtful accounts	(3,155)	(3,125)	(2,960)
Accounts and notes receivable, net	644,207	570,116	724,940
Inventories
Finished products	384,575	391,666	364,164
Raw materials	34,562	31,318	31,250
Products in process	5,098	5,604	6,062
Operating supplies and other	31,226	29,720	28,184
Inventories	455,461	458,308	429,660
Other current assets	80,935	76,396	78,540
Total current assets	2,265,333	1,379,326	1,324,242
Investments and long-term receivables	41,778	60,709	57,059
Property, plant & equipment
Property, plant & equipment, cost	8,958,342	8,749,217	8,657,731
Allowances for depreciation, depletion & amortization	(4,614,543)	(4,433,179)	(4,370,386)
Property, plant & equipment, net	4,343,799	4,316,038	4,287,345
Operating lease right-of-use assets, net	431,227	408,189	410,833
Goodwill	3,172,112	3,167,061	3,167,061
Other intangible assets, net	1,107,091	1,091,475	1,071,330
Other noncurrent assets	229,193	225,995	221,803
Total assets	$ 11,590,533	$ 10,648,793	$ 10,539,673
Liabilities
Current maturities of long-term debt	509,435	25	24
Trade payables and accruals	263,296	265,159	265,012
Other current liabilities	297,162	270,379	270,248
Total current liabilities	1,069,893	535,563	535,284
Long-term debt	2,777,072	2,784,315	2,783,068
Deferred income taxes, net	685,520	633,039	628,726
Deferred revenue	174,488	179,880	180,541
Operating lease liabilities	407,336	388,042	391,079
Other noncurrent liabilities	547,872	506,097	478,736
Total liabilities	$ 5,662,181	$ 5,026,936	$ 4,997,434
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,454, 132,371 and 132,350 shares, respectively	132,454	132,371	132,350
Capital in excess of par value	2,797,222	2,791,353	2,785,245
Retained earnings	3,204,671	2,895,871	2,795,834
Accumulated other comprehensive loss	(205,995)	(197,738)	(171,190)
Total equity	$ 5,928,352	$ 5,621,857	$ 5,542,239
Total liabilities and equity	$ 11,590,533	$ 10,648,793	$ 10,539,673
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited	September 30		September 30
in thousands, except per share data	2020	2019	2020	2019
Total revenues	$ 1,309,890	$ 1,418,758	$ 3,681,707	$ 3,742,951
Cost of revenues	929,392	1,018,115	2,702,967	2,780,131
Gross profit	380,498	400,643	978,740	962,820
Selling, administrative and general expenses	83,511	88,789	261,146	274,747
Gain on sale of property, plant & equipment
and businesses	1,576	234	2,317	10,982
Other operating expense, net	(10,459)	(8,712)	(20,610)	(15,173)
Operating earnings	288,104	303,376	699,301	683,882
Other nonoperating income, net	5,787	359	3,818	5,954
Interest expense, net	35,782	32,197	100,509	98,165
Earnings from continuing operations
before income taxes	258,109	271,538	602,610	591,671
Income tax expense	56,984	53,472	130,530	111,764
Earnings from continuing operations	201,125	218,066	472,080	479,907
Loss on discontinued operations, net of tax	(1,337)	(2,353)	(2,118)	(3,338)
Net earnings	$ 199,788	$ 215,713	$ 469,962	$ 476,569
Other comprehensive income (loss), net of tax
Deferred loss on interest rate derivative	0	0	(14,679)	0
Amortization of prior interest rate derivative loss	350	57	1,338	169
Amortization of actuarial loss and prior service
cost for benefit plans	1,695	286	5,085	856
Other comprehensive income (loss)	2,045	343	(8,256)	1,025
Comprehensive income	$ 201,833	$ 216,056	$ 461,706	$ 477,594
Basic earnings (loss) per share
Continuing operations	$ 1.52	$ 1.65	$ 3.56	$ 3.63
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)
Net earnings	$ 1.51	$ 1.63	$ 3.55	$ 3.60
Diluted earnings (loss) per share
Continuing operations	$ 1.51	$ 1.63	$ 3.54	$ 3.60
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net earnings	$ 1.50	$ 1.62	$ 3.53	$ 3.58
Weighted-average common shares outstanding
Basic	132,573	132,414	132,564	132,244
Assuming dilution	133,268	133,375	133,192	133,273
Depreciation, depletion, accretion and amortization	$ 100,962	$ 96,247	$ 295,912	$ 278,925
Effective tax rate from continuing operations	22.1%	19.7%	21.7%	18.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited	September 30
in thousands	2020	2019
Operating Activities
Net earnings	$ 469,962	$ 476,569
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	295,912	278,925
Noncash operating lease expense	27,820	26,349
Net gain on sale of property, plant & equipment and businesses	(2,317)	(10,982)
Contributions to pension plans	(6,540)	(6,767)
Share-based compensation expense	23,239	24,815
Deferred tax expense (benefit)	50,346	62,232
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(76,545)	(221,001)
Other, net	(3,951)	15,989
Net cash provided by operating activities	$ 777,926	$ 646,129
Investing Activities
Purchases of property, plant & equipment	(268,989)	(306,893)
Proceeds from sale of property, plant & equipment	9,440	12,112
Proceeds from sale of businesses	651	1,744
Payment for businesses acquired, net of acquired cash	(5,668)	1,122
Other, net	10,819	(11,342)
Net cash used for investing activities	$ (253,747)	$ (303,257)
Financing Activities
Proceeds from short-term debt	0	366,900
Payment of short-term debt	0	(499,900)
Payment of current maturities and long-term debt	(250,018)	(17)
Proceeds from issuance of long-term debt	750,000	0
Debt issuance and exchange costs	(15,394)	0
Settlements of interest rate derivatives	(19,863)	0
Purchases of common stock	(26,132)	(2,602)
Dividends paid	(135,161)	(122,943)
Share-based compensation, shares withheld for taxes	(16,303)	(37,598)
Other, net	(1,084)	(14)
Net cash provided by (used for) financing activities	$ 286,045	$ (296,174)
Net increase in cash and cash equivalents and restricted cash	810,224	46,698
Cash and cash equivalents and restricted cash at beginning of year	274,506	44,404
Cash and cash equivalents and restricted cash at end of period	$ 1,084,730	$ 91,102
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, particularly in light of the uncertainty over the economic and operational impacts of the current novel coronavirus (COVID-19) pandemic.

While we continue to operate as an essential business, the COVID-19 pandemic has impacted our industry and the economy and it may have far-reaching impacts on many aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, our employees, and the market generally. Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates and assumptions affect, among other things, our goodwill and long-lived asset valuations; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; allowance for doubtful accounts; measurement of cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after September 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The lease term only includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU assets are adjusted for any prepaid lease payments and lease incentives. Except for equipment with monthly monitoring service where the service component accounts for a majority of the lease cost, the non-lease components of our lease agreements are not separated from the lease components.

For additional information about leases see Note 2.

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Discontinued Operations
Pretax loss	$ (1,810)	$ (3,167)	$ (2,868)	$ (4,506)
Income tax benefit	473	814	750	1,168
Loss on discontinued operations,
net of tax	$ (1,337)	$ (2,353)	$ (2,118)	$ (3,338)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Weighted-average common shares
outstanding	132,573	132,414	132,564	132,244
Dilutive effect of
Stock-Only Stock Appreciation Rights	314	525	307	662
Other stock compensation plans	381	436	321	367
Weighted-average common shares
outstanding, assuming dilution	133,268	133,375	133,192	133,273

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Antidilutive common stock equivalents	146	71	269	161

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

Operating lease ROU assets and liabilities and the weighted-average lease term and discount rate are as follows:

		September 30	December 31	September 30
in thousands	Classification on the Balance Sheet	2020	2019	2019
Assets
Operating lease ROU assets		$ 483,659	$ 441,656	$ 435,986
Accumulated amortization		(52,432)	(33,467)	(25,153)
Total lease assets	Operating lease right-of-use assets, net	$ 431,227	$ 408,189	$ 410,833
Liabilities
Current
Operating	Other current liabilities	$ 36,434	$ 29,971	$ 30,282
Noncurrent
Operating	Operating lease liabilities	407,336	388,042	391,079
Total lease liabilities		$ 443,770	$ 418,013	$ 421,361
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		10.1	9.9	9.6
Weighted-average discount rate
Operating leases		3.9%	4.3%	4.4%

Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material. We have not sought or been granted any material lease concessions as a result of the COVID-19 pandemic.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. The components of operating lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Lease Cost
Operating lease cost	$ 14,837	$ 14,057	$ 43,177	$ 42,352
Short-term lease cost [1]	8,263	8,756	25,704	25,378
Variable lease cost	3,236	3,637	10,141	10,194
Sublease income	(677)	(774)	(2,133)	(2,192)
Total lease cost	$ 25,659	$ 25,676	$ 76,889	$ 75,732

[1]	Our short-term lease cost includes the cost of leases with an initial term of one month or less.

Cash paid for operating leases was $40,456,000 and $39,326,000 for the nine months ended September 30, 2020 and 2019, respectively, and was reflected as reductions to operating cash flows.

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

In the third quarter of 2020, we recorded income tax expense from continuing operations of $56,984,000 compared to $53,472,000 in the third quarter of 2019. The increase in tax expense was primarily related to a decrease in share-based compensation excess tax benefits as compared to the same quarter in 2019.

For the first nine months of 2020, we recorded income tax expense from continuing operations of $130,530,000 compared to $111,764,000 for the first nine months of 2019. The increase in tax expense was primarily related to a decrease in share-based compensation excess tax benefits as compared to the same period in 2019.

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

Each quarter we analyze the likelihood that our deferred tax assets will be realized. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. We project Alabama state net operating loss (NOL) carryforward deferred tax assets at December 31, 2020 of $63,267,000 against which we have a valuation allowance of $29,236,000. All but a de minimis portion of the Alabama NOL carryforward, if not utilized, would expire between 2023 and 2032.

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

Our segment total revenues by geographic market for the three and nine month periods ended September 30, 2020 and 2019 are disaggregated as follows:

	Three Months Ended September 30, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 360,985	$ 46,212	$ 73,181	$ 0	$ 480,378
Gulf Coast	535,215	55,894	18,889	1,354	611,352
West	152,762	133,095	10,737	0	296,594
Segment sales	$ 1,048,962	$ 235,201	$ 102,807	$ 1,354	$ 1,388,324
Intersegment sales	(78,434)	0	0	0	(78,434)
Total revenues	$ 970,528	$ 235,201	$ 102,807	$ 1,354	$ 1,309,890

	Three Months Ended September 30, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 387,291	$ 59,156	$ 74,446	$ 0	$ 520,893
Gulf Coast	565,607	63,803	18,338	2,119	649,867
West	180,187	147,278	20,180	0	347,645
Segment sales	$ 1,133,085	$ 270,237	$ 112,964	$ 2,119	$ 1,518,405
Intersegment sales	(99,647)	0	0	0	(99,647)
Total revenues	$ 1,033,438	$ 270,237	$ 112,964	$ 2,119	$ 1,418,758

	Nine Months Ended September 30, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 951,090	$ 102,053	$ 206,954	$ 0	$ 1,260,097
Gulf Coast	1,596,321	140,253	53,801	5,269	1,795,644
West	440,373	355,634	37,500	0	833,507
Segment sales	$ 2,987,784	$ 597,940	$ 298,255	$ 5,269	$ 3,889,248
Intersegment sales	(207,541)	0	0	0	(207,541)
Total revenues	$ 2,780,243	$ 597,940	$ 298,255	$ 5,269	$ 3,681,707

	Nine Months Ended September 30, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 951,543	$ 123,764	$ 200,033	$ 0	$ 1,275,340
Gulf Coast	1,615,987	157,581	49,709	6,073	1,829,350
West	462,581	368,145	50,627	0	881,353
Segment sales	$ 3,030,111	$ 649,490	$ 300,369	$ 6,073	$ 3,986,043
Intersegment sales	(243,092)	0	0	0	(243,092)
Total revenues	$ 2,787,019	$ 649,490	$ 300,369	$ 6,073	$ 3,742,951

[1]	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina and Texas

West market — Arizona, California and New Mexico

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $63,347,000 and $75,508,000 for the three months ended September 30, 2020 and 2019, respectively, and $160,285,000 and $175,280,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Freight & delivery revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Freight & Delivery Revenues
Total revenues	$ 1,309,890	$ 1,418,758	$ 3,681,707	$ 3,742,951
Freight & delivery revenues [1]	(187,562)	(206,929)	(566,785)	(566,330)
Total revenues excluding freight & delivery	$ 1,122,328	$ 1,211,829	$ 3,114,922	$ 3,176,621

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Deferred Revenue
Balance at beginning of period	$ 181,963	$ 189,052	$ 185,339	$ 192,783
Revenue recognized from deferred revenue	(2,046)	(2,125)	(5,422)	(5,856)
Balance at end of period	$ 179,917	$ 186,927	$ 179,917	$ 186,927

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income during the 12-month period ending September 30, 2021 (reflected in other current liabilities in our September 30, 2020 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	September 30	December 31	September 30
in thousands	2020	2019	2019
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 24,447	$ 22,883	$ 22,667
Total	$ 24,447	$ 22,883	$ 22,667

Level 2 Fair Value
	September 30	December 31	September 30
in thousands	2020	2019	2019
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1,581	$ 1,340	$ 190
Total	$ 1,581	$ 1,340	$ 190

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

Net gains of the Rabbi Trust investments were $1,352,000 and $2,843,000 for the nine months ended September 30, 2020 and 2019, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at September 30, 2020 and 2019 were $1,360,000 and $2,879,000, respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 6 and 7, respectively.

Note 6: Derivative Instruments

During the normal course of operations, we are exposed to market risks including interest rates, foreign currency exchange rates and commodity prices. From time to time, and consistent with our risk management policies, we use derivative instruments to balance the cost and risk of such exposures. We do not use derivative instruments for trading or other speculative purposes. The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. Changes in the fair value of interest rate swap cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged items affect earnings. We may also enter into contracts that qualify for the normal purchases and normal sale (NPNS) exception. When a contract meets the criteria to qualify as NPNS, we apply such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of the commodity. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the consolidated financial statements is required until settlement of the contract as long as the transaction remains probable of occurring.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2020	2019	2020	2019
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (473)	$ (78)	$ (1,810)	$ (229)

For the 12-month period ending September 30, 2021, we estimate that $1,937,000 of the $24,294,000 net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in thousands	Interest Rates	2020	2019	2019
Short-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0	$ 0
Floating-rate notes due 2020		0	250,000	250,000
Floating-rate notes due 2021	1.10%	500,000	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
3.50% notes due 2030	3.94%	750,000	0	0
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949	460,948
Other notes	0.86%	11,718	185	191
Total long-term debt - face value		$ 3,357,906	$ 2,846,373	$ 2,846,378
Unamortized discounts and debt issuance costs		(71,399)	(62,033)	(63,286)
Total long-term debt - book value		$ 3,286,507	$ 2,784,340	$ 2,783,092
Less current maturities		509,435	25	24
Total long-term debt - reported value		$ 2,777,072	$ 2,784,315	$ 2,783,068
Estimated fair value of long-term debt		$ 3,341,097	$ 3,073,693	$ 3,036,337

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $6,028,000 and $3,730,000 of net interest expense for these items for the nine months ended September 30, 2020 and 2019, respectively.

LINE OF CREDIT

In September 2020, we executed a new five-year unsecured line of credit of $1,000,000,000, incurring $4,632,000 of transaction costs. The line of credit contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. There are two primary negative covenants: 1) a limit on our ability to incur secured debt, and 2) a maximum ratio of debt to EBITDA of 3.50:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for four quarters). As of September 30, 2020, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.125% to 1.875%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.125% to 0.875%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.125% to 0.275% determined by our credit ratings. As of September 30, 2020, the credit margin for LIBOR borrowings was 1.375%, the credit margin for base rate borrowings was 0.375%, and the commitment fee for the unused amount was 0.175%.

In conjunction with the September 2020 line of credit execution, we terminated our $750,000,000 364-day delayed draw term loan executed in April 2020. During the second quarter, we had borrowed and repaid $250,000,000 on this delayed draw term loan leaving $500,000,000 available for future borrowings prior to its termination.

As of September 30, 2020, our available borrowing capacity under the line of credit was $943,371,000. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$56,629,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $3,357,906,000 (face value) of term debt is unsecured. $3,346,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of September 30, 2020, we were in compliance with all term debt covenants.

In May 2020, we issued $750,000,000 of 3.50% senior notes due 2030. Total proceeds were $741,417,000 (net of discounts and transaction costs). $250,000,000 of the proceeds were used to retire the $250,000,000 floating rate notes due June 2020. The remainder of the proceeds, together with cash on hand, will be used to retire the $500,000,000 floating rate notes due March 2021.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $1,000,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2020 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 49,531
Reclamation/restoration requirements	7,098
Total	$ 56,629

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As stated in Note 2, our present value of future minimum (nonmineral) lease payments totaled $443,770,000 as of September 30, 2020.

As summarized by purpose in Note 7, our standby letters of credit totaled $56,629,000 as of September 30, 2020.

As described in Note 9, our asset retirement obligations totaled $258,948,000 as of September 30, 2020.

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

We have reviewed the nature and extent of our involvement at each Superfund site, as well as potential obligations arising under other federal, state and local environmental laws. While ultimate resolution and financial liability is uncertain at a number of the sites, in our opinion based on information currently available, the ultimate resolution of claims and assessments related to these sites will not have a material effect on our consolidated results of operations, financial position or cash flows, although amounts recorded in a given period could be material to our results of operations or cash flows for that period. Amounts accrued for environmental matters (measured on an undiscounted basis) are presented below:

	September 30	December 31	September 30
in thousands	2020	2019	2019
Accrued Environmental Remediation Costs
Continuing operations	$ 26,094	$ 30,429	$ 33,706
Retained from former Chemicals business	10,900	10,972	10,825
Total	$ 36,994	$ 41,401	$ 44,531

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

Following an onsite and offsite investigation and pilot scale testing, the RWQCB approved a corrective action that includes leachate recovery, storm water capture and conveyance improvements, and a groundwater pump, treat and reinjection system. Certain on-site source control measures have been implemented and the groundwater treatment system is expected to be operating in late-2020. The currently-anticipated costs of these on-site source control activities have been fully accrued.

We are also engaged in an ongoing dialogue with the EPA, Honeywell, and the Los Angeles Department of Water and Power (LADWP) regarding the potential contribution of the Hewitt Landfill to groundwater contamination in the North Hollywood Operable Unit (NHOU) of the San Fernando Valley Superfund Site.

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) well field located within the NHOU. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for collection of data in support of our evaluation of the need for an offsite remedy. In addition, this evaluation was expanded as part of the PDI to include the evaluation of a remedy in light of a new project by LADWP at the Rinaldi-Toluca (RT) wellfield. PDI investigative activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a PDI Evaluation Report to the EPA. The PDI Evaluation Report summarizes data collection activities conducted pursuant to the PDI Work Plan and provides model updates and evaluation of remediation alternatives. EPA provided an initial set of comments on the PDI Evaluation Report in May 2019 and a final set of comments in October 2020. The final set of comments includes a request for Vulcan to revise the PDI Evaluation Report in response to EPA’s comments and to provide a Supplemental PDI Report to provide additional modeling of Hewitt Landfill groundwater impacts. The final comments further provide, if Vulcan agrees, a proposal for an alternative design plan to modify the remedy in the 2009 ROD as it relates to the Hewitt Landfill. Until the EPA’s review of the final version of the revised PDI Evaluation Report and any Supplemental Report on remedial alternative(s) is complete and an effective remedy has been agreed upon, we cannot identify an appropriate remedial action that will be required under the AOC. Given the various stakeholders involved and the uncertainties relating to remediation alternatives, we cannot reasonably estimate a loss pertaining to Vulcan’s responsibility for future remedial action required by the EPA.

In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the system it will build originated from the Hewitt Landfill, and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing the second interim remedy. During the third quarter 2020, Vulcan recorded an immaterial accrual related to Honeywell’s contribution claim for certain types of cost incurred. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area. At this time, we cannot reasonably estimate a range of an additional loss to Vulcan pertaining to this contribution claim.

Further, LADWP has announced plans to install new treatment capabilities at two City wellfields located near the Hewitt Landfill — the NHW wellfield and the RT wellfield. LADWP has alleged that the Hewitt Landfill is one of the primary PRPs for the contamination at the NHW wellfield and is one of many PRPs for the contamination at the RT wellfield. We are gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area, consistent with the parallel request by the EPA. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area. Vulcan is also seeking access to LADWP’s list of PRPs. At this time, we cannot reasonably estimate a range of a loss to Vulcan pertaining to this contribution claim.

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. These AROs relate to our underlying land parcels, including both owned properties and mineral leases. ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
ARO Operating Costs
Accretion	$ 3,115	$ 2,744	$ 9,270	$ 8,194
Depreciation	2,123	1,720	6,022	5,361
Total	$ 5,238	$ 4,464	$ 15,292	$ 13,555

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Asset Retirement Obligations
Balance at beginning of period	$ 263,748	$ 223,497	$ 210,323	$ 225,726
Liabilities incurred	353	0	353	263
Liabilities settled	(2,459)	(2,684)	(11,047)	(9,650)
Accretion expense	3,115	2,744	9,270	8,194
Revisions, net	(5,809)	510	50,049	(466)
Balance at end of period	$ 258,948	$ 224,067	$ 258,948	$ 224,067

ARO liabilities settled during the first nine months of 2020 and 2019 include $2,358,000 and $2,403,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of 90 acres of previously mined property to conditions suitable for retail and commercial development.

ARO revisions during the first nine months of 2020 primarily include increases in estimated costs at three aggregates locations, including reclamation activities required under a development agreement at an aggregates site on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of previously mined property to conditions suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$ 1,331	$ 1,248	$ 3,993	$ 3,746
Interest cost	7,531	9,410	22,593	28,230
Expected return on plan assets	(12,485)	(11,938)	(37,454)	(35,813)
Amortization of prior service cost	335	335	1,005	1,005
Amortization of actuarial loss	3,140	1,358	9,419	4,074
Net periodic pension benefit cost (credit)	$ (148)	$ 413	$ (444)	$ 1,242
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 3,475	$ 1,693	$ 10,424	$ 5,079

The contributions to pension plans for the nine months ended September 30, 2020 and 2019, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$ 380	$ 329	$ 1,140	$ 988
Interest cost	242	347	727	1,041
Amortization of prior service credit	(980)	(980)	(2,939)	(2,939)
Amortization of actuarial gain	(201)	(327)	(604)	(981)
Net periodic postretirement benefit credit	$ (559)	$ (631)	$ (1,676)	$ (1,891)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (1,181)	$ (1,307)	$ (3,543)	$ (3,920)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $13,707,000 and $13,646,000 for the three months ended September 30, 2020 and 2019, respectively, and totaled $37,574,000 and $41,246,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2020	2019	2019
AOCI
Interest rate hedges	$ (24,294)	$ (10,953)	$ (11,011)
Pension and postretirement plans	(181,701)	(186,785)	(160,179)
Total	$ (205,995)	$ (197,738)	$ (171,190)

Changes in AOCI, net of tax, for the nine months ended September 30, 2020 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2019	$ (10,953)	$ (186,785)	$ (197,738)
Other comprehensive income (loss)
before reclassifications	(14,679)	0	(14,679)
Amounts reclassified from AOCI	1,338	5,084	6,422
Net current period OCI changes	(13,341)	5,084	(8,257)
Balances as of September 30, 2020	$ (24,294)	$ (181,701)	$ (205,995)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Amortization of Interest Rate Hedge Losses
Interest expense	$ 473	$ 78	$ 1,810	$ 229
Benefit from income taxes	(123)	(21)	(472)	(60)
Total	$ 350	$ 57	$ 1,338	$ 169
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 2,294	$ 386	$ 6,881	$ 1,159
Benefit from income taxes	(599)	(100)	(1,796)	(303)
Total	$ 1,695	$ 286	$ 5,085	$ 856
Total reclassifications from AOCI to earnings	$ 2,045	$ 343	$ 6,423	$ 1,025

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

There were no shares held in treasury as of September 30, 2020, December 31, 2019 and September 30, 2019.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands, except average cost	2020	2019	2019
Shares Purchased and Retired
Number	214	19	19
Total purchase price	$ 26,132	$ 2,602	$ 2,602
Average cost per share	$ 121.92	$ 139.90	$ 139.90

As of September 30, 2020, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands, except per share data	2020	2019	2020	2019
Total Equity
Balance at beginning of period	$ 5,764,151	$ 5,371,447	$ 5,621,857	$ 5,202,903
Net earnings	199,788	215,713	469,962	476,569
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(617)	(12,091)	(17,157)	(37,528)
Purchase and retirement of common stock	0	(2,602)	(26,132)	(2,602)
Share-based compensation expense	8,019	10,445	23,239	24,815
Cash dividends on common stock
($0.34/$0.31/$1.02/$0.93 per share, respectively)	(45,034)	(41,016)	(135,161)	(122,943)
Other comprehensive income (expense)	2,045	343	(8,256)	1,025
Balance at end of period	$ 5,928,352	$ 5,542,239	$ 5,928,352	$ 5,542,239

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2020	2019	2020	2019
Total Revenues
Aggregates [1]	$ 1,048,962	$ 1,133,085	$ 2,987,784	$ 3,030,111
Asphalt [2]	235,201	270,237	597,940	649,490
Concrete	102,807	112,964	298,255	300,369
Calcium	1,354	2,119	5,269	6,073
Segment sales	$ 1,388,324	$ 1,518,405	$ 3,889,248	$ 3,986,043
Aggregates intersegment sales	(78,434)	(99,647)	(207,541)	(243,092)
Total revenues	$ 1,309,890	$ 1,418,758	$ 3,681,707	$ 3,742,951
Gross Profit
Aggregates	$ 337,891	$ 357,202	$ 883,184	$ 872,133
Asphalt	30,217	27,639	58,246	51,950
Concrete	12,157	15,037	35,597	36,487
Calcium	233	765	1,713	2,250
Total	$ 380,498	$ 400,643	$ 978,740	$ 962,820
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 82,487	$ 78,978	$ 240,370	$ 227,259
Asphalt	8,644	8,909	26,046	26,343
Concrete	3,987	3,371	12,070	9,662
Calcium	49	59	146	177
Other	5,795	4,930	17,280	15,484
Total	$ 100,962	$ 96,247	$ 295,912	$ 278,925
Identifiable Assets [3]
Aggregates			$ 9,497,041	$ 9,403,342
Asphalt			559,416	601,059
Concrete			315,349	302,003
Calcium			3,611	3,990
Total identifiable assets			$ 10,375,417	$ 10,310,394
General corporate assets			130,386	138,177
Cash and cash equivalents and restricted cash			1,084,730	91,102
Total assets			$ 11,590,533	$ 10,539,673

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2020	2019
Cash Payments
Interest (exclusive of amount capitalized)	$ 75,058	$ 85,140
Income taxes	72,544	46,955
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 16,765	$ 28,828
Recognition of new asset retirement obligations	353	263
Right-of-use assets obtained in exchange for new operating lease liabilities [1]	43,665	438,517
Amounts referable to business acquisitions
Liabilities assumed	5,637	3,525
Consideration payable to seller	8,980	0
Fair value of noncash assets and liabilities exchanged	21,214	0
Debt issued for purchases of property, plant & equipment	2,571	0

[1]	The 2019 amount includes the initial right-of-use assets resulting from our adoption of ASU 2016-02, “Leases.”

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September 30, 2020 and 2019. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2019 to September 30, 2020 are shown below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2019	$ 3,075,428	$ 91,633	$ 0	$ 0	$ 3,167,061
Goodwill of acquired businesses [1]	5,051	0	0	0	5,051
Totals at September 30, 2020	$ 3,080,479	$ 91,633	$ 0	$ 0	$ 3,172,112

[1]	See Note 16 for a summary of recent acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2020 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2020, we purchased businesses that support our aggregates operations for total consideration of $35,862,000.

The 2020 acquisitions are reported in our consolidated financial statements as of the acquisition dates and are not material to our results of operations or financial position.

As a result of these 2020 acquisitions, we recognized $39,779,000 of amortizable intangible assets and $5,051,000 of goodwill. The amortizable intangible assets will be amortized against earnings on a straight-line basis over a weighted-average 20 years and will not be deductible for income tax purposes. The goodwill represents the balance of deferred tax liabilities generated from carrying over the tax basis in the assets acquired and is not deductible for income tax purposes.

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

▪First quarter — two aggregates operations in Georgia and reversed a contingent payable related to the fourth quarter 2017 Department of Justice required divestiture of former Aggregates USA operations, resulting in a pretax gain of $4,064,000

No assets met the criteria for held for sale at September 30, 2020, December 31, 2019 or September 30, 2019.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

CREDIT LOSSES During the first quarter of 2020, we adopted Accounting Standards Update (ASU) 2016-13, “Measurement of Credit Losses on Financial Instruments” on a retrospective basis. This ASU amended prior guidance on the impairment of financial instruments. The new guidance estimates credit losses based on expected losses, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration. The adoption of this standard did not materially impact our consolidated financial statements.

LIBOR TRANSITION In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The ASU was effective immediately for all entities and applies through December 31, 2022. For additional information, see our LIBOR transition disclosure in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Financial Resources - Debt." We continue to evaluate the effect that discontinuance of LIBOR will have on our contracts.

ACCOUNTING STANDARDS PENDING ADOPTION

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

EXECUTIVE SUMMARY

Financial highlights for Third Quarter 2020

Compared to third quarter of 2019:

▪Total revenues decreased $108.9 million, or 8%, to $1,309.9 million

▪Gross profit decreased $20.1 million, or 5%, to $380.5 million

▪Aggregates segment sales decreased $84.1 million, or 7%, to $1,049.0 million

▪Aggregates segment freight-adjusted revenues decreased $50.9 million, or 6%, to $807.6 million

▪Shipments declined 8%, or 5.0 million tons, to 55.9 million tons

▪Freight-adjusted sales price increased 2.4%, or $0.34 per ton

▪Segment gross profit declined $19.3 million, or 5%, to $337.9 million

▪Asphalt, Concrete and Calcium segment gross profit declined $0.8 million, or 2%, to $42.6 million, collectively

▪Selling, administrative and general (SAG) expenses decreased $5.3 million and increased 0.1 percentage points (10 basis points) as a percentage of total revenues

▪Operating earnings declined $15.3 million, or 5%, to $288.1 million

▪Earnings from continuing operations were $201.1 million, or $1.51 per diluted share, compared to $218.1 million, or $1.63 per diluted share

▪Adjusted earnings from continuing operations were $1.56 per diluted share, compared to $1.68 per diluted share

▪Net earnings were $199.8 million, a decrease of $15.9 million, or 7%

▪Adjusted EBITDA was $403.5 million, a decrease of $3.4 million, or 1%

▪Returned capital to shareholders via dividends ($45.0 million @ $0.34 per share versus $41.0 million @ $0.31 per share)

Net earnings were $199.8 million compared to $215.7 million in the prior year’s comparable quarter. Third quarter Adjusted EBITDA was $403.5 million versus $406.8 million in the prior year. Adjusted EBITDA margins expanded by 2.1 percentage points (210 basis points) despite an 8% decline in total revenues. This margin expansion was driven by effective cost control throughout the organization and price growth in each major product line.

Building on strong performance from the first half of the year, our operational execution produced another quarter of unit margin expansion in the third quarter. Unit profitability gains were widespread across our footprint, and our team remained focused on driving those improvements. The continued impact of the COVID-19 pandemic on construction activity, along with severe wet weather, led to lower shipment levels in the quarter. However, our resilient and best-in-class aggregates business overcame these disruptive conditions, which enabled us to expand cash gross profit per ton, drive higher cash flows, and improve returns on invested capital.

Year-to-date, our aggregates gross profit per ton has increased by 6% (cash gross profit per ton increased 7%) despite a 4% decline in shipments. The flexibility of our operating plans and our aggregates-focused business model have enabled us to continue to perform at a high level while also positioning us for earnings growth in the future as demand recovers. The pricing environment remains supportive, and we are encouraged by the sequential improvement in demand visibility. Residential construction has rebounded quickly which should bode well for private nonresidential construction as it has been the weakest end market since the pandemic began. State transportation revenues continue to recover to pre-pandemic levels, and the one-year extension of federal highway funding will support future highway construction. Continued recovery in these fundamentals would point to construction activity stabilizing over the course of 2021.

Capital expenditures in the third quarter were $52.0 million ($228.9 million year-to-date). We expect to spend between $300 million and $350 million on capital this year, most of which is for core operating and maintenance projects. We will continue to review our plans and will adjust as needed, while being thoughtful about preserving liquidity.

Year-to-date September 30, we returned $135.2 million to shareholders through dividends, a 10% increase versus the prior year. Year-to-date, we have repurchased $26.1 million in common stock.

At quarter-end, total debt to trailing-twelve month Adjusted EBITDA was 2.5 times or 1.7 times on a net debt basis reflecting $1.1 billion of cash on hand — of which approximately $500 million will be used to pay off maturities due March 2021. Our weighted-average debt maturity was 14 years, and the effective weighted-average interest rate was 4.1%.

OuTLOOK

Going into 2020, we expected shipment growth; however, in March, that trajectory was disrupted by COVID-19 and the resulting shelter-in-place ordinances. Since then, the economic uncertainty and evolving nature of the pandemic have continued to weigh on construction activity. We are encouraged by the recent sequential improvement in leading indicators that foreshadow future construction activity, and now believe that we have sufficient near-term visibility to provide full-year guidance. We expect full-year 2020 Adjusted EBITDA of $1.285 billion to $1.315 billion. This full-year outlook reflects year-over-year earnings growth despite lower shipments. It assumes no major changes in COVID shelter-in-place restrictions and also assumes a normal weather pattern for the balance of the year. As we look ahead to 2021, the pricing environment remains positive and we continue to work hard to add value for our customers. We expect to provide full-year guidance when we report fourth quarter earnings in February.

While demand is subject to market fluctuations outside of our control, we remain focused on the factors we can control, such as our pricing and cost actions, both of which help to compound our unit margins. Our year-to-date results demonstrate our capabilities to drive continued improvement in challenging circumstances. Actions taken across our more than 360 locations have ensured an effective response to the economic disruption resulting from COVID-19. Our operating plans are underpinned by our four strategic disciplines (Commercial and Operational Excellence, Logistics Innovation and Strategic Sourcing), a healthy balance sheet, strong liquidity, and the engagement of our people.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except unit and per unit data	2020	2019	2020	2019
Total revenues	$ 1,309.9	$ 1,418.8	$ 3,681.7	$ 3,743.0
Cost of revenues	929.4	1,018.2	2,703.0	2,780.2
Gross profit	$ 380.5	$ 400.6	$ 978.7	$ 962.8
Gross profit margin	29.0%	28.2%	26.6%	25.7%
Selling, administrative and general (SAG)	$ 83.5	$ 88.8	$ 261.1	$ 274.7
SAG as a percentage of total revenues	6.4%	6.3%	7.1%	7.3%
Operating earnings	$ 288.1	$ 303.4	$ 699.3	$ 683.9
Interest expense, net	$ 35.8	$ 32.2	$ 100.5	$ 98.2
Earnings from continuing operations
before income taxes	$ 258.1	$ 271.5	$ 602.6	$ 591.7
Income tax expense	$ 57.0	$ 53.5	$ 130.5	$ 111.8
Effective tax rate from continuing operations	22.1%	19.7%	21.7%	18.9%
Earnings from continuing operations	$ 201.1	$ 218.1	$ 472.1	$ 479.9
Loss on discontinued operations,
net of income taxes	(1.3)	(2.4)	(2.1)	(3.3)
Net earnings	$ 199.8	$ 215.7	$ 470.0	$ 476.6
Diluted earnings (loss) per share
Continuing operations	$ 1.51	$ 1.63	$ 3.54	$ 3.60
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Diluted net earnings per share	$ 1.50	$ 1.62	$ 3.53	$ 3.58
EBITDA [1]	$ 394.9	$ 400.0	$ 999.0	$ 968.8
Adjusted EBITDA [1]	$ 403.5	$ 406.8	$ 1,012.3	$ 971.6
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	55,920	60,898	157,163	163,845
Freight-adjusted sales price	$ 14.44	$ 14.10	$ 14.45	$ 14.00
Asphalt Mix
Tons (thousands)	3,493	4,007	8,953	9,624
Average sales price	$ 58.36	$ 58.20	$ 58.05	$ 57.76
Ready-mixed concrete
Cubic yards (thousands)	775	875	2,295	2,359
Average sales price	$ 131.51	$ 127.99	$ 128.93	$ 126.19
Calcium
Tons (thousands)	49	75	193	216
Average sales price	$ 27.51	$ 28.33	$ 27.18	$ 28.04

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Measures.

THIRD quarter 2020 Compared to THIRD Quarter 2019

Third quarter 2020 total revenues were $1,309.9 million, down 8% from the third quarter of 2019. Shipments declined in all major products: aggregates (-8%), asphalt mix (-13%) and ready-mixed concrete (-11%). Gross profit declined in the Aggregates (-$19.3 million or -5%) and Concrete (-$2.9 million or -19%) segments while increasing in the Asphalt (+$2.6 million or +9%) segment due primarily to favorable liquid asphalt costs. A 31% decline in the unit cost of diesel fuel decreased costs by $10.2 million from the prior year’s third quarter with most ($8.7 million) of this cost decline reflected in the Aggregates segment.

Net earnings for the third quarter of 2020 were $199.8 million, or $1.50 per diluted share, compared to $215.7 million, or $1.62 per diluted share, in the third quarter of 2019. Each period’s results were impacted by discrete items, as follows:

Net earnings for the third quarter of 2020 include:

▪pretax charges of $5.9 million associated with divested operations

▪pretax charges of $0.3 million associated with non-routine business development

▪pretax charges of $2.4 million for COVID-19 pandemic direct incremental costs

Net earnings for the third quarter of 2019 include:

▪pretax charges of $0.4 million associated with non-routine business development

▪pretax charges of $6.5 million for managerial restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $1.56 per diluted share for the third quarter of 2020 compared to $1.68 per diluted share in the third quarter of 2019.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2020 versus the third quarter of 2019 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2019	$ 271.5
Lower aggregates gross profit	(19.3)
Higher asphalt gross profit	2.6
Lower concrete gross profit	(2.9)
Lower calcium gross profit	(0.5)
Lower selling, administrative and general expenses	5.3
Higher gain on sale of property, plant & equipment and businesses	1.3
Higher interest expense, net	(3.6)
Lower foreign currency translation losses	1.3
All other	2.4
Third quarter 2020	$ 258.1

Third quarter Aggregates segment gross profit margin expanded 0.7 percentage points (70 basis points) despite a 7% decrease in segment sales. Gross profit was $337.9 million compared to $357.2 million in the prior year. Unit profitability increased 3% to $6.04 per ton due to widespread growth in pricing and effective cost control.

Third quarter aggregates shipments were 8% lower than the prior year’s third quarter due to economic uncertainty caused by the pandemic, severe wet weather and wildfires in key markets. Last year’s third quarter included very few severe weather events, helping drive strong volume growth. Despite lower shipments in most markets, virtually all of our markets improved their respective unit profitability compared to the prior year’s third quarter. Shipments declined in most of our markets reflecting weaker demand resulting from the pandemic. Shipments along the Atlantic Coast, in the Southeast and Texas were impacted by severe weather. Shipments in California were impacted by wildfires and resulting power outages which interrupted the supply of cement for ready-mix concrete production and limited construction activity.

On a mix-adjusted basis, most of our markets reported year-over-year price growth. For the quarter, mix-adjusted average sales price increased 2.9% (reported freight-adjusted sales price increased 2.4%).

Freight-adjusted unit cost of sales increased 2%, and cash costs were up slightly versus the prior year’s third quarter. Effective operating efficiencies and lower diesel fuel costs helped mitigate the cost impact of lower sales volumes. The Aggregates segment earnings impact from lower diesel fuel was $8.7 million in the quarter.

Asphalt segment gross profit was $30.2 million for the third quarter, an increase of $2.6 million from the prior year. The year-over-year improvement was driven by higher material margins (sales price less unit cost of raw materials). Compared to the prior year’s third quarter, the average unit cost for liquid asphalt was 20% lower and asphalt mix unit material margins increased 13%. Although asphalt volumes in the third quarter declined 13% compared to the prior year, results benefited from slightly higher prices and effective cost containment, including lower liquid asphalt costs. Shipments in the current year’s quarter were impacted by wildfires in California, our largest asphalt market, and the completion of certain large projects last year in the Tennessee market.

Concrete segment gross profit was $12.2 million, 19% lower than the prior year’s third quarter. Ready-mixed concrete shipments of 0.8 million cubic yards decreased 11%. The average sales price increased 3% while ready-mixed concrete unit material margins increased 1%. Third quarter shipments were impacted by wet weather in Virginia, our largest concrete market, and wildfires in Northern California.

Calcium segment gross profit was $0.2 million, down $0.5 million compared to the prior year’s quarter.

SAG expenses declined 6% to $83.5 million in the quarter due mostly to continued execution of cost reduction initiatives and general cost control. However, due to the 8% drop in total revenues, this decline in SAG expense resulted in a 0.1 percentage point (10 basis points) increase as a percentage of total revenues to 6.4%. We remain focused on further leveraging our overhead cost structure.

Gain on sale of property, plant & equipment and businesses was $1.6 million in the third quarter of 2020 versus a gain of $0.2 million in the third quarter of 2019.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$10.5 million in third quarter 2020 — includes discrete items as follows:

▪$5.9 million of charges associated with divested operations

▪$0.3 million of charges associated with non-routine business development

▪$2.4 million for COVID-19 pandemic direct incremental costs

▪$8.7 million in third quarter 2019 — includes discrete items as follows:

▪$0.4 million of non-routine business development charges

▪$6.5 million of managerial restructuring charges

Other nonoperating income of $5.8 million for the third quarter of 2020 was favorable by $5.4 million from the third quarter of 2019. This favorable variance resulted primarily from two items: 1) $0.7 million of foreign currency translation gain resulting from a partial recovery of the first quarter 2020’s rapid devaluation of the Mexican peso versus a $0.6 million loss in the prior year’s quarter, and 2) the mark-to-market gain on our Rabbi Trust investments of $2.4 million due to a recovery in equity market values from the first quarter declines versus no gain in the prior year’s quarter.

Net interest expense was $35.8 million in the third quarter of 2020 compared to $32.2 million in the third quarter of 2019.

Income tax expense from continuing operations was $57.0 million in the third quarter of 2020 compared to $53.5 million in the third quarter of 2019. The increase in tax expense was primarily related to a decrease in share-based compensation excess tax benefits as compared to the same quarter in 2019.

Earnings from continuing operations were $1.51 per diluted share in the third quarter of 2020 compared to $1.63 per diluted share in the third quarter of 2019.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $1.8 million in 2020 compared with a loss of $3.2 million in 2019. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

year-to-date September 30, 2020 Compared to year-to-date September 30, 2019

Total revenues for the first nine months of 2020 were $3,681.7 million, down 2% from the first nine months of 2019. Shipments declined in all major products: aggregates (-4%), asphalt mix (-7%) and ready-mixed concrete (-3%). Gross profit increased in the Aggregates (+$11.1 million or +1%) and Asphalt (+$6.3 million or +12%) segments while it decreased in the Concrete (-$0.9 million or -2%) segment. A 30% decline in the unit cost of diesel fuel decreased costs by $29.2 million from the first nine months of 2019 with most ($25.7 million) of this cost decline reflected in the Aggregates segment.

Net earnings for the first nine months of 2020 were $470.0 million, or $3.53 per diluted share, compared to $476.6 million, or $3.58 per diluted share, in the first nine months of 2019. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first nine months of 2020 include:

▪pretax charges of $6.7 million associated with divested operations

▪pretax gains of $2.1 million associated with non-routine business development

▪pretax charges of $7.4 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $1.3 million for restructuring

Net earnings for the first nine months of 2019 include:

▪pretax gains of $4.1 million related to the sale of businesses (see Note 16 to the condensed consolidated financial statements)

▪pretax charges of $0.4 million associated with non-routine business development

▪pretax charges of $6.5 million for managerial restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $3.62 per diluted share for the first nine months of 2020, consistent with $3.62 per diluted share in the first nine months of 2019.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2020 versus year-to-date September 30, 2019 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2019	$ 591.7
Higher aggregates gross profit	11.1
Higher asphalt gross profit	6.3
Lower concrete gross profit	(0.9)
Lower calcium gross profit	(0.5)
Lower selling, administrative and general expenses	13.6
Lower gain on sale of property, plant & equipment and businesses	(8.7)
Higher interest expense, net	(2.3)
Higher foreign currency translation losses	(4.9)
All other	(2.8)
Year-to-date September 30, 2020	$ 602.6

Aggregates segment sales for the first nine months of 2020 were $2,987.8 million (down 1%) while aggregates shipments declined 4%, or 6.7 million tons, compared to the prior year. Freight-adjusted average sales price for aggregates increased 3.2%, or $0.45 per ton, versus the first nine months of 2019. Excluding mix impact, aggregates price increased 3.5%.

Aggregates segment gross profit was $883.2 million ($5.62 per ton) versus $872.1 million ($5.32 per ton) in the first nine months of 2019. As a percentage of segment sales excluding freight & delivery, gross profit margin increased 0.7 percentage points (70 basis points). First nine months 2020 freight-adjusted unit cost of sales increased 2%, or $0.15 per ton, versus the prior year. Cash gross profit per ton increased 7% from the prior year’s first nine months to $7.15 per ton. The average unit cost of diesel fuel decreased 30% versus the first nine months of 2019, increasing Aggregates segment gross profit by $25.7 million or $0.16 per ton.

Asphalt segment gross profit of $58.2 million was up $6.3 million from the first nine months of 2019. Asphalt mix shipments declined 7% while selling prices increased less than 1%, or $0.29 per ton. Compared to the prior year’s first nine months, the average unit cost for liquid asphalt was down 16% — a significant factor in the 12% increase in our asphalt mix unit material margins.

Concrete segment gross profit was $35.6 million for the first nine months of 2020, a decrease of $0.9 million from the prior year period. Ready-mixed concrete shipments declined 3% and average sales price increased 2% resulting in a 3% increase in unit material margins.

Our Calcium segment’s gross profit of $1.7 million was down $0.5 million compared to the first nine months of 2019.

SAG expenses were $261.1 million versus $274.7 million in the prior year’s first nine months reflecting a 0.2 percentage point (20 basis point) decrease as a percentage of total revenues. On a trailing-twelve month basis, SAG expenses as a percentage of total revenues stands at 7.3%, or a 0.1 percentage point (10 basis points) decrease as a percentage of total revenues.

Gain on sale of property, plant & equipment and businesses was $2.3 million in the first nine months of 2020 versus $11.0 million in the first nine months of 2019. The 2019 amount includes the aforementioned pretax gains of $4.1 million related to the sale of businesses.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$20.6 million in first nine months of 2020 — includes discrete items as follows:

▪$6.7 million of charges associated with divested operations

▪$2.1 million of net gain associated with non-routine business development

▪$7.4 million for COVID-19 pandemic direct incremental costs

▪$1.3 million of managerial restructuring charges

▪$15.2 million in first nine months of 2019 — includes discrete items as follows:

▪$0.4 million of non-routine business development

▪$6.5 million of managerial restructuring charges

Other nonoperating income of $3.8 million for the first nine months of 2020 was unfavorable by $2.1 million from the first nine months of 2019. This unfavorable variance included the following two items: 1) $5.2 million of foreign currency translation losses resulting from the rapid devaluation of the Mexican peso in the current year versus a $0.2 million loss in the prior year’s first nine months, and 2) $1.4 million of mark-to-market gain on our Rabbi Trust investments versus a gain of $2.8 million in the prior year’s first nine months (see Note 5 to the condensed consolidated financial statements).

Net interest expense was $100.5 million in the first nine months of 2020 compared to $98.2 million in the first nine months of 2019. The current year’s interest expense includes $1.0 million related to the ineffective portion of a cash flow hedge loss.

Income tax expense from continuing operations was $130.5 million in the first nine months of 2020 compared to $111.8 million in the first nine months of 2019. The increase in tax expense was primarily related to a decrease in share-based compensation excess tax benefits as compared to the same period in 2019.

Earnings from continuing operations were $3.54 per diluted share in the first nine months of 2020 compared to $3.60 per diluted share in the first nine months of 2019.

Discontinued Operations — Year-to-date September pretax loss from discontinued operations was $2.9 million in 2020 compared with a pretax loss of $4.5 million in 2019. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2020	2019	2020	2019
Aggregates segment
Segment sales	$ 1,049.0	$ 1,133.1	$ 2,987.8	$ 3,030.1
Less
Freight & delivery revenues [1]	225.4	259.4	672.0	695.9
Other revenues	16.0	15.2	45.5	40.6
Freight-adjusted revenues	$ 807.6	$ 858.5	$ 2,270.3	$ 2,293.6
Unit shipments - tons	55.9	60.9	157.2	163.8
Freight-adjusted sales price	$ 14.44	$ 14.10	$ 14.45	$ 14.00

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	September 30		September 30
dollars in millions	2020	2019	2020	2019
Aggregates segment
Gross profit	$ 337.9	$ 357.2	$ 1,157.7	$ 1,128.5
Segment sales	$ 1,049.0	$ 1,133.1	$ 3,947.9	$ 3,904.1
Gross profit margin	32.2%	31.5%	29.3%	28.9%
Incremental gross profit margin	N/A		66.6%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	September 30		September 30
dollars in millions	2020	2019	2020	2019
Aggregates segment
Gross profit	$ 337.9	$ 357.2	$ 1,157.7	$ 1,128.5
Less: Contribution from acquisitions (same-store)	0.0	0.0	0.5	0.3
Same-store gross profit	$ 337.9	$ 357.2	$ 1,157.2	$ 1,128.2
Segment sales	$ 1,049.0	$ 1,133.1	$ 3,947.9	$ 3,904.1
Less: Freight & delivery revenues [1]	225.4	259.4	897.1	899.4
Segment sales excluding freight & delivery	$ 823.6	$ 873.7	$ 3,050.8	$ 3,004.7
Less: Contribution from acquisitions (same-store)	0.4	0.0	7.9	1.2
Same-store segment sales excluding freight & delivery	$ 823.2	$ 873.7	$ 3,042.9	$ 3,003.5
Gross profit margin excluding freight & delivery	41.0%	40.9%	37.9%	37.6%
Same-store gross profit margin excluding
freight & delivery	41.0%	40.9%	38.0%	37.6%
Incremental gross profit flow-through rate	N/A		63.2%
Same-store incremental gross profit flow-through rate	N/A		73.7%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2020	2019	2020	2019
Aggregates segment
Gross profit	$ 337.9	$ 357.2	$ 883.2	$ 872.1
Depreciation, depletion, accretion and amortization	82.5	79.0	240.4	227.3
Aggregates segment cash gross profit	$ 420.4	$ 436.2	$ 1,123.6	$ 1,099.4
Unit shipments - tons	55.9	60.9	157.2	163.8
Aggregates segment gross profit per ton	$ 6.04	$ 5.87	$ 5.62	$ 5.32
Aggregates segment cash gross profit per ton	$ 7.52	$ 7.16	$ 7.15	$ 6.71
Asphalt segment
Gross profit	$ 30.2	$ 27.6	$ 58.2	$ 52.0
Depreciation, depletion, accretion and amortization	8.6	8.9	26.0	26.3
Asphalt segment cash gross profit	$ 38.8	$ 36.5	$ 84.2	$ 78.3
Concrete segment
Gross profit	$ 12.2	$ 15.0	$ 35.6	$ 36.5
Depreciation, depletion, accretion and amortization	4.0	3.4	12.1	9.7
Concrete segment cash gross profit	$ 16.2	$ 18.4	$ 47.7	$ 46.2
Calcium segment
Gross profit	$ 0.2	$ 0.8	$ 1.7	$ 2.3
Depreciation, depletion, accretion and amortization	0.0	0.1	0.1	0.2
Calcium segment cash gross profit	$ 0.2	$ 0.9	$ 1.8	$ 2.5

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2020	2019	2020	2019
Net earnings	$ 199.8	$ 215.7	$ 470.0	$ 476.6
Income tax expense	57.0	53.5	130.5	111.8
Interest expense, net of interest income	35.8	32.2	100.5	98.2
Loss on discontinued operations, net of tax	1.3	2.4	2.1	3.3
EBIT	293.9	303.7	703.1	689.8
Depreciation, depletion, accretion and amortization	101.0	96.2	295.9	278.9
EBITDA	$ 394.9	$ 400.0	$ 999.0	$ 968.8
Gain on sale of businesses	$ 0.0	$ 0.0	$ 0.0	$ (4.0)
Charges associated with divested operations	5.9	0.0	6.7	0.0
Business development [1]	0.3	0.4	(2.1)	0.4
COVID-19 direct incremental costs	2.4	0.0	7.4	0.0
Restructuring charges	0.0	6.5	1.3	6.5
Adjusted EBITDA	$ 403.5	$ 406.8	$ 1,012.3	$ 971.6
Depreciation, depletion, accretion and amortization	(101.0)	(96.2)	(295.9)	(278.9)
Adjusted EBIT	$ 302.5	$ 310.6	$ 716.4	$ 692.6

[1]	Represents non-routine charges or gains associated with acquisitions including the cost impact of purchase accounting inventory valuations.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Diluted Earnings Per Share
Net earnings	$ 1.50	$ 1.62	$ 3.53	$ 3.58
Less: Discontinued operations loss	(0.01)	(0.01)	(0.01)	(0.02)
Diluted EPS from continuing operations	$ 1.51	$ 1.63	$ 3.54	$ 3.60
Items included in Adjusted EBITDA above	$ 0.05	$ 0.05	$ 0.08	$ 0.02
Adjusted diluted EPS from continuing operations	$ 1.56	$ 1.68	$ 3.62	$ 3.62

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

2020 Projected
in millions	Mid-point
Net earnings	$ 607
Income tax expense	168
Interest expense, net	135
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	390
Projected EBITDA	$ 1,300

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. In May 2020, we issued $750.0 million of 3.50% senior notes due 2030 to prefund: a) the $250.0 million due June 2020 and b) the $500.0 million due March 2021. In September 2020, we executed a new five-year unsecured bank line of credit of $1,000.0 million and terminated our April 2020 $750.0 million delayed draw term loan. Additional sources of capital include access to the capital markets, the sale of surplus real estate, and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2020, including:

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we have taken a number of proactive steps since the first quarter as noted above. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity sources and needs and take appropriate actions.

Cash

Included in our September 30, 2020 cash and cash equivalents and restricted cash balances of $1,084.7 million is $0.6 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2020	2019
Net earnings	$ 470.0	$ 476.6
Depreciation, depletion, accretion and amortization (DDA&A)	295.9	278.9
Noncash operating lease expense	27.8	26.3
Contributions to pension plans	(6.5)	(6.8)
Other operating cash flows, net [1]	(9.3)	(128.9)
Net cash provided by operating activities	$ 777.9	$ 646.1

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $777.9 million during the nine months ended September 30, 2020, a $131.8 million increase compared to the same period of 2019. This increase primarily resulted from favorable changes in working capital balances.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 43.5 days at September 30, 2020 compared to 45.3 days at September 30, 2019. Additionally, our over 90 day balance of $18.1 million at September 30, 2020 was down 22% from $23.1 million at September 30, 2019. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of the COVID-19 pandemic on our customers’ ability to pay their amounts owed to us.

cash from investing activities

Net cash used for investing activities was $253.7 million during the first nine months of 2020, a $49.5 million decrease compared to the same period of 2019. During the first nine months of 2020, we invested $269.0 million in our existing operations compared to $306.9 million in the prior year period. Of this $269.0 million, $72.3 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities.

cash from financing activities

Net cash provided by financing activities in the first nine months of 2020 was $286.0 million, compared to the use of cash of $296.2 million in the same period of 2019. The current year includes: a) net cash proceeds of $734.6 million from the issuance of new debt, b) cash paid to retire the $250.0 million floating rate notes due 2020 and c) $19.9 million of cash paid to settle interest rate derivatives. The prior year includes a net $133.0 million payment on our bank line of credit.

Additionally, we increased the capital returned to our shareholders by $35.7 million via higher dividends of $12.2 million ($1.02 per share compared to $0.93 per share) and higher share repurchases of $23.5 million (214,338 shares repurchased @ $121.92 average price per share compared to 18,600 shares repurchased @ $139.90 average price per share).

debt

Certain debt measures are presented below:

	September 30	December 31	September 30
dollars in millions	2020	2019	2019
Debt
Current maturities of long-term debt	$ 509.4	$ 0.0	$ 0.0
Short-term debt	0.0	0.0	0.0
Long-term debt	2,777.1	2,784.3	2,783.1
Total debt	$ 3,286.5	$ 2,784.3	$ 2,783.1
Capital
Total debt	$ 3,286.5	$ 2,784.3	$ 2,783.1
Equity	5,928.4	5,621.9	5,542.2
Total capital	$ 9,214.9	$ 8,406.2	$ 8,325.3
Total Debt as a Percentage of Total Capital	35.7%	33.1%	33.4%
Weighted-average Effective Interest Rates
Line of credit [1]	1.38%	1.25%	1.25%
Term debt	4.10%	4.36%	4.40%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	85.1%	73.7%	73.7%
Floating-rate debt	14.9%	26.3%	26.3%

[1]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

line of credit

In September 2020, we executed a new five-year unsecured line of credit of $1,000.0 million, incurring $4.6 million of transaction costs. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2020, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.375%, the credit margin for base rate borrowings was 0.375%, and the commitment fee for the unused amount was 0.175%.

In conjunction with the September 2020 line of credit execution, we terminated our $750.0 million 364-day delayed draw term loan executed in April 2020. During the second quarter, we had borrowed and repaid $250.0 million leaving $500.0 million available for future borrowings prior to its termination.

As of September 30, 2020, our available borrowing capacity under the line of credit was $943.4 million. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$56.6 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $3,357.9 million (face value) of term debt is unsecured. $3,346.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of September 30, 2020, we were in compliance with all term debt covenants.

In May 2020, we issued $750.0 million of 3.50% senior notes due 2030 for total proceeds of $741.4 million (net of discounts and transaction costs). $250.0 million of the proceeds were used to retire the $250.0 million floating rate notes due June 2020, and the remainder of the proceeds, together with cash on hand, will be used to retire the $500.0 million floating rate notes due March 2021.

CURRENT MATURITIES of long-term debt

The $509.4 million of current maturities of long-term debt as of September 30, 2020 includes all long-term debt that we intend to pay within twelve months, and is due as follows:

Current
in millions	Maturities
Fourth quarter 2020	$0.0
First quarter 2021	500.4
Second quarter 2021	0.0
Third quarter 2021	9.0

debt ratings

Our debt ratings and outlooks as of September 30, 2020 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB-/stable	5/7/2020	outlook revised
Moody's	Baa3/stable	4/23/2020	outlook revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

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

As of September 30, 2020, we had two material debt instruments with LIBOR as a reference rate: 1) $500.0 million floating-rate notes due March 2021, and 2) $1,000.0 million line of credit (none outstanding at September 30, 2020) due September 2025. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate; however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, our interest expense would increase.

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands	2020	2019	2019
Common stock shares at January 1,
issued and outstanding	132,371	131,762	131,762
Common Stock Issuances
Share-based compensation plans	297	628	607
Common Stock Purchases
Purchased and retired	(214)	(19)	(19)
Common stock shares at end of period,
issued and outstanding	132,454	132,371	132,350

As of September 30, 2020, there were 8,064,851 shares remaining under the Board of Directors’ share purchase authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands, except average cost	2020	2019	2019
Shares Purchased and Retired
Number	214	19	19
Total purchase price	$ 26,132	$ 2,602	$ 2,602
Average cost per share	$ 121.92	$ 139.90	$ 139.90

There were no shares held in treasury as of September 30, 2020, December 31, 2019 and September 30, 2019.

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

Cash Contractual Obligations

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K. Changes resulting from our second quarter 2020 debt issuances as described in Note 7 to the condensed consolidated financial statements are outlined in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended September 30, 2020.

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

At September 30, 2020, the estimated fair value of our long-term debt including current maturities was $3,850.5 million compared to a book value of $3,286.5 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $399.7 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Due to the COVID-19 pandemic, we have implemented remote work arrangements for support functions and restricted business travel effective mid-March. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. We are continually assessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting and, if necessary, will take appropriate actions.

No material changes were made during the third quarter of 2020 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

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

Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our footprint as an essential business. Notwithstanding our continued operations and an economic environment that has shown signs of improvement, the COVID-19 pandemic has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may lower our revenues and EBITDA, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and services. The progression of this matter has and may continue to negatively impact our business or results of operations by affecting the health of our employees and through the temporary closure of our operating locations or those of our customers or suppliers. The extent to which the COVID-19 outbreak impacts our business, results of operations, financial condition or cash flows will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to, the duration and geographic spread of the outbreak, its severity, the actions to contain the virus or treat its impact including the reimplementation of restrictions on economic activity following new outbreaks, the long-term impacts of the virus on transportation revenues, government budgets and other funding priorities and the extent and pace at which normal economic and operating conditions can resume. There can be no assurance that we will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets, which may reduce resources, share prices and financial liquidity and may severely limit the availability of financing capital.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended September 30, 2020 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2020
July 1 - July 31	0	$ 0.00	0	8,064,851
Aug 1 - Aug 31	0	$ 0.00	0	8,064,851
Sept 1 - Sept 30	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

On February 10, 2017, our Board of Directors authorized us to purchase 8,243,243 shares of our common stock to refresh the number of shares we were authorized to purchase to 10,000,000. As of September 30, 2020, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the third quarter of 2020.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10.1

Credit Agreement, dated as of September 10, 2020, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020 [1]

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
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in iXBRL (contained in Exhibit 101).

[1]	Incorporated by reference.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date November 6, 2020	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date November 6, 2020	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)