Form 10-K
period 2020-12-31
Vulcan Materials CO
filed 2021-02-25
CIK 1396009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2020 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to
Commission file number: 001-33841 VULCAN MATERIALS COMPANY (Exact Name of Registrant as Specified in Its Charter)
New Jersey (State or other jurisdiction of incorporation or organization)	20-8579133 (I.R.S. Employer Identification No.)
1200 Urban Center Drive, Birmingham, Alabama (Address of Principal Executive Offices)	35242 (Zip Code)
(205) 298-3000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $1 par value	Trading Symbol VMC	Name of each exchange on which registered New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑

Aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2020:	$15,315,526,050
Number of shares of common stock, $1.00 par value, outstanding as of February 12, 2021:	132,547,092
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 14, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1

BUSINESS

Vulcan Materials Company operates primarily in the U.S. and is the nation’s largest supplier of construction aggregates (primarily crushed stone, sand and gravel), a major producer of asphalt mix and ready-mixed concrete, and a supplier of construction paving services. We provide the basic materials for the infrastructure needed to maintain and expand the U.S. economy. Delivered by trucks, ships, barges and trains, our products are the indispensable materials building homes, offices, places of worship, schools, hospitals and factories, as well as vital infrastructure including highways, bridges, roads, ports and harbors, water systems, campuses, dams, airports and rail networks. As of December 31, 2020, we had 380 active aggregates facilities, 70 asphalt facilities and 46 concrete facilities.

BUSINESS STRATEGY

Our strategy and competitive advantage are based on our strength in aggregates which are used in most types of construction and in the production of asphalt mix and ready-mixed concrete. Our strategy for long-term value creation is built on: (1) an aggregates-focused business, (2) a disciplined approach to growth management and capital allocation, (3) a focus on continuous compounding improvement in profitability, (4) a holistic approach to land management, and (5) our commitment to safety, health and the environment.

1. AGGREGATES FOCUS

Aggregates are used in virtually all types of public and private construction, practically no substitutes for quality aggregates exist, and significant barriers to entry exist in most markets. Vulcan is uniquely positioned as the largest aggregates supplier in the U.S. and the most aggregates-focused public company.

Source: 2019 reported financial information and Company estimates

Given our focus on aggregates, we:

■TAKE ADVANTAGE OF SIZE AND SCALE: While certain aspects of each aggregates operation are unique, such as its location within a local market and its particular geological characteristics, every operation uses a similar group of assets to produce saleable aggregates and provide customer service. Our 380 active aggregates facilities as of December 31, 2020 provide opportunities to share and scale best practices across our operations and to procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to share best practices across the organization and leverage our size for administrative support, customer service, accounting, procurement, technical support and engineering.

Part I	3

▪BUILD AND HOLD SUBSTANTIAL RESERVES: Our reserves are critical to our long-term success. We currently have 15.9 billion tons of permitted and proven or probable aggregates reserves. They are strategically located throughout the United States in high-growth areas that are expected to require large amounts of aggregates to meet future construction demand. Moreover, there are significant barriers to entry in many metropolitan markets due to stringent zoning and permitting regulations. These restrictions curtail expansion in certain areas, but they also increase the value of our reserves at existing locations.

2. Growth management AND CAPITAL ALLOCATION

growth management: Demand for our products is dependent on construction activity and correlates positively with changes in population growth, household formation and employment. As such, we have pursued a strategy to increase our presence in U.S. metropolitan areas that are expected to grow the most rapidly and to divest assets that are no longer considered part of our long-term growth strategy. During the period 2020 - 2030, Moody's Analytics projects that 73% of the U.S. population growth, 70% of household formation and 61% of new jobs will occur in Vulcan-served states. Our coast-to-coast footprint serves 19 of the top 25 highest-growth metropolitan statistical areas in 20 states plus the District of Columbia. The close proximity of our aggregates reserves and our production facilities to this projected population growth creates many opportunities to invest capital in high-return projects.

Source: Moody’s Analytics as of December 10, 2020

Our top ten revenue producing states accounted for 88% of our 2020 revenues while our top five accounted for 61%.

VULCAN’S TOP TEN REVENUE PRODUCING STATES IN 2020
1.	Texas	6.	Florida
2.	California	7.	Arizona
3.	Tennessee	8.	Alabama
4.	Georgia	9.	North Carolina
5.	Virginia	10.	South Carolina

Part I	4

Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. For example, in 1999 we acquired CalMat Co., thereby expanding our aggregates operations into California and Arizona and making us one of the nation’s leading producers of asphalt mix. In 2007, we acquired Florida Rock Industries, Inc., expanding our aggregates business in Florida and our aggregates and ready-mixed concrete businesses in other Mid-Atlantic and Southeastern states. In 2017, we acquired Aggregates USA, greatly expanding our ability to serve customers in Florida, Georgia and South Carolina. Additionally, throughout our history we have completed many bolt-on aggregates acquisitions that have contributed significantly to our growth. For example, during 2019 we acquired aggregates operations that strengthened our position in Tennessee.

While an aggregates-focused business, we selectively make investments in downstream products that drive local market profitability. Our downstream businesses (asphalt and concrete) use Vulcan-produced aggregates almost exclusively. In 2017, we entered the asphalt market in Tennessee through the acquisition of several asphalt mix operations and a construction paving business. In 2018, we entered the asphalt mix and construction paving markets in Alabama and expanded our asphalt operations and service offerings in Texas through the acquisition of several asphalt mix operations and construction paving businesses. Additionally, throughout our history we have completed many bolt-on downstream acquisitions that have contributed significantly to our growth. For example, during 2020 we acquired asphalt operations in Texas expanding our already strong presence in that market. From 2018 to 2020, we invested over $300 million in acquisitions as outlined in Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

capital allocation: Our long-term capital allocation strategy is focused on the following priorities:

▪Operating Capital (maintain and grow the value of our franchise)

▪Growth Capital (including greenfields and acquisitions)

▪Dividend Growth (with a keen focus on sustainability)

▪Return Excess Cash to Shareholders (primarily via share repurchases)

Our strategic priorities have given us the ability to leverage decisions we have made over the past few years. During 2020, we reinvested $360.8 million into core operating & maintenance capital and internal growth capital, in addition to $384.1 million and $469.1 million reinvested in 2019 and 2018, respectively. These investments are fundamental actions that sustain and strengthen the business. They improve the longer-term efficiency, capacity and flexibility of our production, and they support our strong commitment to superior customer service.

As illustrated below, our annual Return on Invested Capital (ROIC) increased 0.4 percentage points (40 basis points) in 2020 as a 4% increase in Adjusted EBITDA (net earnings decreased 5% in 2020) was leveraged with disciplined capital management (average invested capital only increased 1%).

[1]	ROIC and Adjusted EBITDA are Non-GAAP financial measures. Non-GAAP financial measures are defined and reconciled within Item 7 under the caption Reconciliation of Non-GAAP Financial Measures.

Part I	5

3. compounding improvement in profitability

Our focus on the following four strategic disciplines has made us one of the most profitable public companies in the industry (as measured by aggregates gross profit per ton).

▪Operational Excellence — Continuous and sustainable improvements in both our operating disciplines and our industry-leading safety performance coupled with better asset utilization through improved availability and throughput leads to effective cost control.

▪Strategic Sourcing — Leveraging common practices and innovation leads to more time in our plants and with our suppliers to deliver the right parts and services at the right time and optimize the total cost of ownership.

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

We manage these disciplines locally and align our talent and incentives accordingly. Our knowledgeable and experienced workforce and our flexible production capabilities allow us to manage operational and overhead costs aggressively.

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

Part I	6

PRODUCT LINES

Our products are used to build the roads, tunnels, bridges, railroads and airports that connect us, and to build the hospitals, schools, shopping centers, factories and places of worship that are essential to our lives, our communities and the economy. We have four operating (and reportable) segments (Aggregates, Asphalt, Concrete and Calcium) organized around our principal product lines.

Our 2020 total revenues and gross profit by segment are illustrated as follows (Calcium revenues and gross profit were less than one percent):

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

Our construction aggregates are used in a number of ways:

▪as a base material underneath highways, walkways, airport runways, parking lots and railroads

▪to aid in water filtration, purification and erosion control

▪as a raw material used in combination with other resources to construct many of the items we rely on to sustain our quality of life including:

▪houses and apartments

▪roads, bridges and parking lots

▪schools and hospitals

▪commercial buildings and retail space

▪sewer systems

▪power plants

▪airports and runways

Part I	7

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

▪Highly fragmented industry: The U.S. aggregates industry is composed of over 5,000 companies that manage close to 11,000 operations. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.

Through strategic acquisitions and investments, we have developed an unmatched coast-to-coast footprint of strategically located permitted reserves concentrated in and serving the nation’s key growth centers. We have over 23,000 customers in 20 states, the District of Columbia and Mexico.

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

▪Demand cycles: Long-term growth in demand for aggregates is largely driven by growth in population, jobs and households. While short-term and medium-term demand for aggregates fluctuates with economic cycles, declines have historically been followed by strong recoveries.

The drivers underpinning long-term demand and sustained pricing growth remain firmly in place, in both the public and private sectors of the economy. They include: population growth; gains in total employment (short-term disruption due to COVID-19 pandemic) and in household income and wages; a continuing increase in household formations; the growing need for additional housing stock and housing demand; a multi-year federal transportation law in place and continuing increases in transportation funding at state and local levels; stable state tax receipts; public investment in infrastructure that is still well below the long-term trend-line; and increasing political awareness and acceptance of the need to invest in infrastructure.

Part I	8

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

Public sector construction activity has historically been more stable and less cyclical than privately-funded construction, and it generally requires more aggregates per dollar of construction spending. Private sector construction (primarily residential and nonresidential buildings) typically is more affected by general economic cycles than publicly-funded projects (particularly highways, roads and bridges), which tend to receive more consistent levels of funding throughout economic cycles.

Source: Company estimates

Part I	9

PUBLIC SECTOR CONSTRUCTION MARKET

Public sector construction includes spending by federal, state, and local governments for highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2020, publicly-funded construction accounted for approximately 43% of our total aggregates shipments, and approximately 23% of our aggregates sales by volume were used in highway construction projects.

▪Public Sector Funding: Generally, public sector construction spending is more stable than private sector construction spending; public sector spending is less sensitive to interest rates and has historically been supported by multi-year laws, which provide certainty in funding amounts, program structures, rules and regulations. Federal spending is governed by authorization, budget and appropriations laws. The level of state and local spending on infrastructure varies across the United States and depends on individual state needs and economies.

▪STATE AND LOCAL TRANSPORTATION FUNDING: Since 2012, 32 states have increased or adjusted taxes on motor fuel to increase revenues available for transportation investment. Most recently, in 2020 the Virginia legislature raised its statewide gas tax, and voters in Arkansas renewed a ½ cent sales tax measure originally approved in 2012, to provide significant revenue for highway construction and maintenance through motor fuel tax increases. Other states have increased revenues outside of fuel taxes or made one-time increases. Since 2012, eleven Vulcan-served states representing over 87% of our 2020 total revenues have averaged a 69% increase in their states’ revenues for highways.

In addition, we benefit from state and local transportation funding ballot measures. Major transportation funding measures in Vulcan-served areas approved in 2020 are estimated to result in $2.575 billion in revenues and bond proceeds primarily dedicated to roads, streets and bridges. Across the United States, voters in 18 states approved 94% of 322 measures in 2020, which will generate $14.1 billion in new and recurring transportation investment. This represents a record high approval rate and continues a trend in which voters have approved 83% of nearly 2,300 transportation investment ballot measures since 2010.

▪federal highway funding: In December 2015, President Obama signed a new, long-term federal highway and transit authorization bill, Fixing America’s Surface Transportation Infrastructure Act (FAST Act), into law after the final legislation received strong, bipartisan support in both the House and the Senate. The FAST Act provides multi-year funding to state and local governments in support of road, bridge, intermodal and public transportation projects. President Trump signed a one-year extension of the FAST Act into law in 2020.

The FAST Act increases Federal-Aid Highway Program funding from $41 billion in the federal fiscal year (FFY) 2015 to $47 billion in FFY 2021. The Bipartisan Budget Act of 2018 added approximately $2 billion per year to base highway programs in 2018 and 2019. In addition, for FFY 2021, state departments of transportation were allocated $10 billion in emergency aid from the $900 billion Coronavirus Response and Relief Supplemental Appropriations Act, a COVID-19 relief measure passed by Congress in December 2020 as part of a final year-end legislative package.

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

The FAST Act also contains important policy changes. To further accelerate the project delivery process, it augments the environmental review and permitting process reforms contained in the prior law, Moving Ahead for Progress in the 21st Century Act (MAP-21). The FAST Act also provides assistance for states making investments in major capital projects — particularly freight projects. In states where we operate, we are well positioned to serve the large general contractors who will compete for new freight and other major capacity projects that will move forward with FAST Act funding and policy implementation.

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

Part I	10

The FAST Act extension expires on September 30, 2021. Congress is in the process of developing policy and funding legislative proposals for FAST Act reauthorization. It would not be atypical for additional extensions of current law to be required to provide Congress with adequate time to complete the reauthorization process. Historically, there is minimal disruption to the flow of federal funding to state and local projects due to extensions.

▪FEDERAL WATER INFRASTRUCTURE: In December 2020, President Trump signed the Water Resources Development Act of 2020 (WRDA 2020) into law, enacting the fourth consecutive biennial authorization for the U.S. Army Corps of Engineers (Army Corps) since 2014. WRDA 2020 reauthorizes needed investment in America’s ports, channels, locks, dams, and other infrastructure that supports the maritime and waterways transportation system and provides flood protection for communities. It also improves the United States Environmental Protection Agency’s (EPA) programs for storm water, water recycling, and sewer overflow projects. The FFY 2021 appropriations for the Corps, also passed as part of the year-end legislative package, funds for the first time the Army Corps Water Infrastructure Financing Program (CWIFP), which was authorized in the Water Resources Reform and Development Act of 2014 (WRRDA 2014). Modeled after the highly popular TIFIA program in the surface transportation sector, CWIFP will accelerate non-federal investments in water resources infrastructure by providing long-term, low-cost loans to creditworthy borrowers.

Private sector CONSTRUCTION MARKET

The private sector construction markets include both nonresidential building construction and residential construction and are considerably more cyclical than public construction. In 2020, privately-funded construction accounted for approximately 57% of our total aggregates shipments.

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

U.S. housing starts, as measured by Dodge Data & Analytics data, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 0.6 million units, well below prior historical lows of approximately 1 million units annually. In 2020, total annual housing starts in the U.S. reached 1.475 million units.

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

Part I	11

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

States where Vulcan is integrated into additional product lines:
Asphalt
Concrete
Calcium
East Geographic Market
Gulf Coast Geographic Market
West Geographic Market

Part I	12

2. ASPHALT

We produce and sell asphalt mix in Alabama, Arizona, California, New Mexico, Tennessee and Texas. In October 2020, we strengthened our asphalt position in Texas by acquiring additional asphalt operations. In June 2018, we acquired additional asphalt mix operations and a construction paving business in Texas. In March 2018, we entered the Alabama asphalt market through the acquisition of an aggregates, asphalt mix and construction paving business. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

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

3. CONCRETE

We produce and sell ready-mixed concrete in California, Maryland, Texas, Virginia and Washington D.C. In April 2020, we exited the New Mexico ready-mixed concrete market (we retained the concrete plants and mobile fleet which is leased to the buyer and obtained a 20-year aggregates supply agreement). In October 2019, we expanded our ready-mixed concrete operations in Virginia via an acquisition. In March 2018, we exited the Georgia ready-mixed concrete market (we retained all real property which is leased to the buyer and obtained a long-term aggregates supply agreement). For additional details see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

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

Part I	13

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

COMPETITORS

We operate in a fragmented industry with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers accounted for 31% of the total U.S. aggregates production in 2020. Despite being the industry leader, Vulcan’s total U.S. market share is less than 10%. Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

▪Cemex S.A.B. de C.V.

▪CRH plc

▪HeidelbergCement AG

▪LafargeHolcim

▪Martin Marietta Materials, Inc.

▪MDU Resources Group, Inc.

▪Summit Materials, Inc.

Because the U.S. aggregates industry is highly fragmented, with over 5,000 companies managing close to 11,000 operations during 2020, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or extend their existing market positions.

CUSTOMERS

No material part of our business depends upon any single customer whose loss would have a significant adverse effect on our business. In 2020, our five largest customers accounted for 7.5% of our total revenues, and no single customer accounted for more than 1.8% of our total revenues. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly-funded construction, such as highways, airports and government buildings, a relatively small portion of our sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly-funded construction, the vast majority of our business is not directly subject to renegotiation of profits or termination of contracts with local, state or federal governments. In addition, our sales to government entities span several hundred entities coast-to-coast, ensuring that negative changes to various government budgets would have a muted impact across such a diversified set of government customers.

Part I	14

ENVIRONMENTAL COSTS AND GOVERNMENTAL REGULATION

We are subject to a wide variety of federal, state and local laws and regulations in the communities where we conduct business. Compliance with these laws and regulations often requires the time and effort of our employees, as well as financial resources. The following describes certain significant regulations that may impact our business. For additional information about our risks related to government regulations, see Item 1A “Risk Factors.”

Our operations are subject to numerous laws and regulations relating to the protection of the environment and worker health and safety; including regulation of facility air emissions and water discharges, waste management, protection of wetlands, listed and threatened species, noise and dust exposure control for workers, and safety regulations under both Mine Safety and Health Administration (MSHA) and Occupational Safety and Health Administration (OSHA). Compliance with these various regulations requires capital investment, and ongoing expenditures for the operation and maintenance of systems and implementation of programs. We estimate that capital expenditures for environmental control facilities in 2021 and 2022 will be $11.3 million and $7.5 million, respectively. These anticipated expenditures are not material to our earnings or competitive position.

We have received notices from the EPA or similar state or local agencies that we are considered a potentially responsible party (PRP) at a limited number of sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state and local environmental laws. Generally we share the cost of remediation at these sites with other PRPs or alleged PRPs in accordance with negotiated or prescribed allocations. There is inherent uncertainty in determining the potential cost of remediating a given site and in determining any individual party's share in that cost. As a result, estimates can change substantially as additional information becomes available about the nature or extent of site contamination, remediation methods, other PRPs and their probable level of involvement, and actions by or against governmental agencies or private parties.

Frequently, we are required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamation liabilities are recorded at fair value in our financial statements at the time the obligation arises. To determine the fair value, we estimate the cost for a third party to perform the legally required reclamation, which is adjusted for inflation and risk and includes a reasonable profit margin. Reclaimed quarries often have potential for use in commercial or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses have been considered to offset or reduce the estimated reclamation liability.

For additional information about environmental matters and reclamation obligations, see Notes 12 and 17, respectively, to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

HUMAN CAPITAL

As of January 1, 2021, we employed 8,431 people in the United States. Of these employees, 651 are represented by labor unions. Also, as of that date, we employed 415 people in Mexico and 1 person in the Bahamas, and of these employees, 339 are represented by labor unions. We do not anticipate any significant issues with any unions in 2021.

Vulcan’s commitment to our people has played a key role in the ongoing success and growth of our company throughout our long history. We are dedicated to fostering a culture of mutual respect, integrity, teamwork and trust among our workforce. Our people share a competitive drive to be the best they can be and do the right thing, which benefits all our stakeholders.

Diversity and inclusion are important values at Vulcan. Our continued investment in people and strong commitment to diversity and inclusion will help us attract, grow and retain the best talent possible. In 2015, we escalated and formalized our efforts in this area with the launch of our Diversity and Inclusion Council to promote an open workplace where everyone, regardless of background, race, or other factors is free to contribute and grow. In 2019, we signed the CEO Action for Diversity & InclusionTM pledge and we forged a long-term partnership with Historically Black Colleges and Universities (HBCUs) to support our future leaders in our communities and on our team.

As a result of our commitment to diversity and inclusion we have:

▪Cultivated a diverse talent pipeline of next generation leaders through our operations/sales trainee program

▪Expanded the diversity of our workforce at middle management and higher levels

▪Increased the number of female hires and promotions in senior leadership roles

▪Developed a five-year strategy through our Diversity and Inclusion Council

▪Built partnerships with HBCUs to recruit talented minority students for internships and management training roles

Part I	15

Today, approximately 38% of our workforce is diverse, and we have a number of initiatives to continue building a diverse and inclusive workforce. We have more than doubled the number of diverse Division and Corporate officers since 2013. Our Board of Directors is 36% diverse; and, we earned recognition in 2017 by 2020 Women on Boards for having 20% or more of our board seats held by women.

We believe that learning is fundamental to every job and we encourage our people to expand and explore their capabilities for continued growth. Our industry-leading training and development programs encourage collaboration and enable people to innovate and flourish on the job and in the community. These programs:

▪Provide our employees with a Tuition Reimbursement Program which pays up to 100% of tuition costs based on academic performance

▪Encourage personal and professional growth through our mentoring program which has graduated more than 1,906 employees

▪Prepare future senior-level leaders through our Leadership 2022 series in partnership with the University of North Carolina, Chapel Hill

▪Offer mini MBA programs and other continuing education opportunities

The result is strong employee engagement that puts Vulcan in the top 10% in our most recent McKinsey & Company’s Organizational Health Index cycle (2017), which benchmarked Vulcan against over 5 million respondents from 1,700 companies.

Employee Tenure	Employees by Age Group

Workforce Racial/Ethnic Diversity	Salaried Non-Exempt Employees by Gender

Part I	16

shareholder return performance

Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Materials and Services Sector of the Wilshire 5000 Index (Wilshire 5000 M&S) from December 31, 2015 to December 31, 2020. The Wilshire 5000 M&S is a market capitalization weighted sector containing public equities of firms in the Materials and Services sector, which includes our company and approximately 1,300 other companies.

	2015	2016	2017	2018	2019	2020
Comparative Total Return [1]
Vulcan Materials Company	$ 100.00	$ 132.69	$ 137.21	$ 106.66	$ 156.86	$ 163.33
S&P 500	$ 100.00	$ 111.96	$ 136.40	$ 130.43	$ 171.48	$ 203.03
Wilshire 5000 M&S	$ 100.00	$ 111.39	$ 142.11	$ 131.47	$ 175.29	$ 229.20

[1]	Assumes an initial investment at December 31, 2015 of $100 in each stock/index, with quarterly reinvestment of dividends.

Part I	17

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

CERTIFICATIONS AND ASSERTIONS

The certifications of our Chief Executive Officer and Chief Financial Officer made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K. Additionally, on June 4, 2020 our Chief Executive Officer submitted to the NYSE the annual written affirmation required by the rules of the NYSE certifying that he was not aware of any violations of Vulcan Materials Company of NYSE corporate governance listing standards.

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

Part I	19

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

Our business is dependent on the timing and amount of federal, state and local funding for infrastructure — Our products are used in a variety of public infrastructure projects that are funded and financed by federal, state and local governments. In 2020, voters in local jurisdictions in Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia, among others, approved bond and revenue-raising measures to provide additional resources for transportation projects. In 2020, Virginia passed new long-term highway funding legislation and voters in Arkansas made permanent a ½ cent gas tax increase first approved in 2012. The federal FAST Act, a five year, fully-funded road, bridge and public transportation authorization law, was extended for a year, and continues to provide assistance to state DOTs and metro areas while Congress contemplates new long-term highway and transit legislation in 2021. However, given varying state and local budgetary situations and the associated pressure on infrastructure spending, we cannot be entirely assured of the existence, amount and timing of appropriations for future public infrastructure projects.

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

Other potential impacts of climate change include physical impacts, such as disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, availability of water and potential impacts from sea level changes. There is also a potential for climate change legislation and regulation to adversely impact the cost of purchased energy and electricity. A number of our facilities are located in desert climates, and while we have not experienced any significant shortages of energy or water in the past, we cannot guarantee that we will not in the future. Furthermore, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment.

The impacts of climate change on our operations and the company overall are highly uncertain and difficult to estimate. However, climate change legislation and regulation concerning greenhouse gases could have a material adverse effect on our future financial position, results of operations or cash flows.

We are subject to various risks arising from our international business operations and relationships, which could adversely affect our business — We have international operations and are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the FCPA). We face political and other risks associated with our international operations, including our largest production facility located in Playa del Carmen, Mexico. These risks may include changes in international trade policies, such as the United States - Mexico - Canada Agreement (USMCA), imposition of duties, taxes or government royalties, arbitrary changes to permits, zoning classifications or operating agreements, or overt acts by foreign governments, including expropriations and other forms of takings of property. In addition, failure to comply with the FCPA may result in legal claims against us.

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

Part I	20

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

Significant downturn in the construction industry may result in an impairment of our goodwill — We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. While we have not identified any events or changes in circumstances since our annual impairment test on November 1, 2020 that indicate the fair value of any of our reporting units is below its carrying value, a significant downturn in the construction industry may have a material effect on the fair value of our reporting units. A significant decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

A deterioration in our credit ratings and/or the state of the capital markets could negatively impact the cost and/or availability of financing — We currently have $3.36 billion of debt with maturities between 2021 and 2048. Given our current credit metrics and ratings, together with other factors, we expect to refinance our nearer term debt maturities rather than repay them when due. Furthermore, we expect to finance acquisitions with a combination of cash flows from existing operations, additional debt and/or additional equity. The mix of financing sources for acquisitions will be situationally dependent.

A deterioration in our credit ratings, regardless of the cause, could limit our debt financing options and increase the cost of such debt financing. While we do not anticipate a credit ratings downgrade, and plan to manage our capital structure consistent with investment-grade credit metrics, we cannot assure our current credit ratings.

A deterioration in the state of the capital markets, regardless of our credit ratings, could impact our access to, and cost of, new debt or equity capital.

Part I	21

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

The phase-out of LIBOR, or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, may adversely affect interest rates — LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee (ARRC) has proposed the Secured Overnight Financing Rate (SOFR) as the alternative to U.S. LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. We have two material debt instruments with LIBOR as a reference rate: 1) $500.0 million floating-rate notes due March 2021, and 2) $1,000.0 million line of credit (none outstanding at December 31, 2020) due September 2025. At this time, we cannot predict the impact of a departure from LIBOR as a reference rate.

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

Part I	22

GENERAL RISK FACTORS

A significant interruption of our information technology systems or the loss of confidential or other sensitive data could have a material adverse impact on our operations and financial results — Given our reliance on information technology (our own and that of our service providers’ such as Amazon Web Services), a significant interruption in the availability of information technology or the loss of confidential, personal, or proprietary information (whether our own, our employees’, our suppliers’, or our customers’), regardless of the cause, could negatively impact our operations and financial results. We have a dedicated information security team that executes, and updates as warranted based on emerging risk and new risk management technology, our information security program. The Audit Committee, which has oversight responsibility for our information security program, is briefed on such program at least twice annually, and our Chief Financial Officer is briefed on such program at least quarterly. While we have invested in the protection of our data and information technology and routinely test the security of our information systems network, we cannot be assured that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential supply constraints and significant price fluctuation, which could affect our operating results and profitability — In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such resources, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could materially affect our operating results from period to period, and rising costs could erode our profitability.

Aggregates resources and reserves calculations are estimates only, and are subject to uncertainty due to factors including the inherent variability of the deposit and recoverability of saleable material in the mining process — The calculation of mineral resources and reserves are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. Until mineral reserves are actually mined and processed, the quantity must be considered as an estimate only.

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

We are involved in certain environmental matters. We cannot predict the outcome of these contingencies with certainty — We are involved in environmental investigations and cleanups at sites that we own or owned, where we operate or have operated or where we sent materials for recycling or disposal, as well as related offsite investigations and cleanups. As required by GAAP, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments related to these matters may affect our assessment and estimates of loss contingency, and could result in an adverse effect on our financial position, results of operations or cash flows. For a description of our current significant environmental matters see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

ITEM 1B

UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Securities and Exchange Commission staff regarding our periodic or current reports under the Exchange Act of 1934 that remain unresolved.

Part I	24

ITEM 2

PROPERTIES

AGGREGATES

As the largest U.S. supplier of construction aggregates, we serve markets in twenty states, Washington D.C. and the local market surrounding our operation in Mexico. Our primary focus is serving states and metropolitan markets in the U.S. that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates.

Vulcan's 380 Active Aggregates Facilities as of December 31, 2020
Region of U.S. with little or no indigenous stone deposits
Vulcan's 20 Served States (plus D.C.)
Vulcan's limestone quarry on Mexico's Yucatán Peninsula serves aggregates markets in all of the Gulf Coast states.

Our current estimate of 15.9 billion tons of proven and probable aggregates reserves reflects a decrease of 0.3 billion tons from the prior year’s estimate. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating constraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions,.

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

Part I	25

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

The 15.9 billion tons of estimated proven and probable aggregates reserves reported at the end of 2020 include reserves at inactive and greenfield (undeveloped) sites. The table below presents, by division, the tons of proven and probable aggregates reserves as of December 31, 2020 and the types of facilities operated.

	(millions of tons)				Count of Aggregates Operating Facilities [2]
	Aggregates Reserves			2020		Sand and
Division [1]	Proven	Probable	Total	Production	Stone	Gravel	Sales Yards
Central	2,301.3	820.4	3,121.7	32.7	55	5	8
International	529.5	0.0	529.5	11.4	1	0	0
Mideast	2,422.8	981.2	3,404.0	34.0	37	4	24
Mountain West	216.1	112.8	328.9	8.7	2	13	2
Southeast [3]	2,952.9	871.7	3,824.6	50.1	45	8	24
Southern Gulf Coast	1,804.1	52.4	1,856.5	23.1	24	0	19
Southwest	1,377.8	0.0	1,377.8	24.3	16	1	24
Western	761.9	737.4	1,499.3	18.8	5	12	1
Total	12,366.4	3,575.9	15,942.3	203.1	185	43	102

[1]

The divisions are defined by states/countries as follows:

Central Division — Arkansas, Illinois, Kentucky and Tennessee

International Division — Mexico

Mideast Division — Delaware, Maryland, North Carolina, Pennsylvania, Virginia and Washington D.C.

Mountain West Division — Arizona and New Mexico

Southeast Division — Florida (excluding panhandle), Georgia and South Carolina

Southern Gulf Coast Division — Alabama, Florida Panhandle, Louisiana and Mississippi

Southwest Division — Oklahoma and Texas

Western Division — California

[2]	In addition to the aggregates facilities included in the table above, we operated 50 recycled concrete plants which are not dependent on reserves.
[3]	Includes a maximum of 314.2 million tons of reserves encumbered by volumetric production payments as defined in Note 2 “Revenues” in Item 8 “Financial Statements and Supplementary Data.”

Of the 15.9 billion tons of aggregates reserves at December 31, 2020, 9.2 billion tons or 58% are located on owned land and 6.7 billion tons or 42% are located on leased land.

Part I	26

The following table lists our ten largest active aggregates facilities based on the total proven and probable reserves at the sites. None of our aggregates facilities contributed more than 5% to our total revenues in 2020.

(millions of tons)
	Reserves at 12/31/2020			2020
Location (nearest major metropolitan area)	Proven	Probable	Total	Production
Playa del Carmen (Cancun), Mexico	529.5	0.0	529.5	11.4
Hanover (Harrisburg), Pennsylvania	221.5	236.4	457.9	2.0
McCook (Chicago), Illinois	96.8	266.5	363.3	4.4
Corona (Los Angeles), California	10.0	320.0	330.0	2.1
Gold Hill (Charlotte), North Carolina	146.7	121.2	267.9	0.9
Postell (Macon), Georgia	186.5	72.3	258.8	4.6
San Emidio (Bakersfield), California	28.5	221.5	250.0	0.9
Medina (San Antonio), Texas	244.6	0.0	244.6	2.8
Macon, Georgia	115.4	128.0	243.4	2.0
Norcross (Atlanta), Georgia	180.2	27.7	207.9	3.4

ASPHALT, CONCRETE AND CALCIUM

As of December 31, 2020, we operated a number of facilities producing asphalt mix, ready-mixed concrete and calcium in several of our divisions as reflected in the table below:

	Asphalt [2]	Concrete	Calcium [3]
Division [1]	Facilities	Facilities	Facilities
Central	10	0	0
Mideast	0	36	0
Mountain West	21	0	0
Southeast	0	0	1
Southern Gulf Coast	2	0	0
Southwest	15	7	0
Western	22	3	0
Total	70	46	1

[1]	International Division has no asphalt, concrete or calcium facilities.
[2]	Asphalt facilities for the Central, Southern Gulf Coast and Southwest Divisions are comprised of asphalt mix facilities and construction paving businesses.
[3]	Comprised of a ground calcium plant.

The asphalt and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials.

Part I	27

Our Calcium segment operates a quarry at Brooksville, Florida which provides feedstock for the ground calcium operation. The Brooksville quarry is not individually material to our business. Calcium resources and reserves are outlined in the table below:

(millions of tons)
	Reserves at 12/31/2020			2020
Location	Proven	Probable	Total	Production
Brooksville	4.5	7.1	11.6	0.3

Our Brooksville limestone quarry is mined and processed primarily as a supplement for end-use products, such as animal feed and plastics. High purity limestone is inert and relatively inexpensive compared to the other components used in these end-use products. The Brooksville limestone quarry has an average calcium carbonate (CaCO3) content of 98.0%.

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

We were not subject to any penalties in 2020 for failure to disclose transactions identified by the Internal Revenue Service as abusive under Internal Revenue Code Section 6707A.

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

Part I	28

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, positions and ages, as of February 20, 2021, of our executive officers are as follows:

__
Name	Position	Age
J. Thomas Hill	Chairman, President and Chief Executive Officer	61
Suzanne H. Wood	Senior Vice President and Chief Financial Officer	60
Stanley G. Bass	Chief Strategy Officer	59
Thompson S. Baker II	Chief Operating Officer	62
David P. Clement	Senior Vice President, Mountain West and Western Divisions	60
Denson N. Franklin III	Senior Vice President, General Counsel and Secretary	57
Jerry F. Perkins Jr.	Senior Vice President, Southern & Gulf Coast and Southwest Divisions	51
Jason P. Teter	Senior Vice President, Mideast and Southeast Divisions	46
Randy L. Pigg	Vice President, Controller and Principal Accounting Officer	48

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

Suzanne H. Wood was elected Senior Vice President, Chief Financial Officer effective September 2018 and also served as Secretary from September 2019 to December 2019. From 2012 to 2018, she served as Group Finance Director and Chief Financial Officer of Ashtead Group plc, a FTSE 50 international equipment rental company serving the construction industry and other markets. Prior to that, she was Executive Vice President and Chief Financial Officer of Sunbelt Rentals, Inc., the North American subsidiary of Ashtead Group plc. A certified public accountant, she also previously held Chief Financial Officer positions at Tultex Corporation and Oakwood Homes Corporation. She currently serves on the board of directors and is chair of the audit committee of RELX Group, a FTSE 50 global professional information and analytics company. She also serves on the board of directors, audit committee and nominations committee of Ferguson plc, the FTSE 100 leading distributor of plumbing and heating products.

Stanley G. Bass was elected Chief Strategy Officer in February 2021. Prior to that he served as Chief Growth Officer as of February 2016. He served as Senior Vice President – Western and Mountain West Divisions from January 2015 to February 2016, and Senior Vice President – West Region from September 2013 to December 2014. Prior to that, he served as Senior Vice President – Central and West Regions from February 2013 to September 2013 and Senior Vice President – Central Region from December 2011 to February 2013. Prior to that, he served in a number of positions with Vulcan including President, Midsouth and Southwest Divisions from September 2010 to December 2011.

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

David P. Clement was appointed Senior Vice President of the Mountain West and Western Divisions in March 2020. He first joined the organization as an operations management trainee in 1983 and progressed to the position of area production manager in 1993. After spending a few years at Pioneer Mid-Atlantic and working as a consultant, he rejoined Vulcan in 2004 as vice president and general manager of the Midwest Division. He has held the positions of vice president of operations for the Midwest Division, vice president and general manager of the Central Region, senior vice president of the Central Region, and most recently as president of the Central Division.

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

Part I	29

Jerry F. Perkins Jr. was appointed Senior Vice President of the Southern & Gulf Coast and Southwest Divisions in March 2020. Prior to his current position, he was president of the Southern and Gulf Coast Division. He also served as general counsel and corporate secretary and held various legal leadership roles for Vulcan. Before joining Vulcan in 2002, he worked as a certified public accountant (CPA) at a global accounting firm and was an attorney with Burr & Forman LLP in Birmingham, Alabama.

Jason P. Teter was appointed Senior Vice President of the Mideast and Southeast Divisions in March 2020. Prior to his current position, he was president of the Southeast Division. He joined Vulcan in 2013 as vice president of business development. He also served as vice president of finance for Vulcan and president of the Southern and Gulf Coast Division. Before joining Vulcan, he spent ten years in various finance, business development and general management positions with Lafarge North America.

Randy L. Pigg was elected Vice President, Controller and Principal Accounting Officer in April 2018. He served as Vice President, Accounting since June 2016, and prior to that served as Director, Financial Shared Services since April 2014. Prior to that, he served in a number of positions with Vulcan, including Manager Financial Research & Reporting and Finance Director – Central Region.

Part I	30

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
 AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 12, 2021, the number of shareholders of record was 2,379.

ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of our equity securities during the quarter ended December 31, 2020 are summarized below.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs [1]
2020
Oct 1 - Oct 31	0	$ 0.00	0	8,064,851
Nov 1 - Nov 30	0	$ 0.00	0	8,064,851
Dec 1 - Dec 31	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of December 31, 2020, there were 8,064,851 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the fourth quarter of 2020.

Part II	31

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to help investors understand our operations and current business environment. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this Annual Report. The following generally includes a comparison of our results of operations and liquidity and capital resources for 2020 and 2019. For the discussion of changes from 2018 to 2019 and other financial information related to 2018, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 26, 2020.

EXECUTIVE SUMMARY

FINANCIAL SUMMARY FOR 2020 (compared to 2019)

▪Total revenues decreased $72.3 million, or 1.5%, to $4,856.8 million

▪Gross profit increased $25.6 million, or 2%, to $1,281.5 million

▪Aggregates segment sales decreased $46.0 million, or 1%, to $3,944.3 million

▪Aggregates segment freight-adjusted revenues decreased $6.5 million, or less than 1%, to $3,007.6 million

▪Shipments decreased 3%, or 7.2 million tons, to 208.3 million tons

▪Freight-adjusted sales price increased 3.2%, or $0.45 per ton to $14.44

▪Segment gross profit increased $12.5 million, or 1%, to $1,159.2 million

▪Asphalt, Concrete and Calcium segment gross profit increased $13.1 million, or 12%, to $122.3 million, collectively

▪Selling, administrative and general (SAG) expenses decreased 3% to $359.8 million and decreased 0.1 percentage points (10 basis points) as a percentage of total revenues

▪Operating earnings increased $18.3 million, or 2%, to $895.7 million

▪Earnings from continuing operations before income taxes were $743.8 million compared to $757.7 million

▪Earnings from continuing operations were $588.0 million, or $4.41 per diluted share, compared to $622.5 million, or $4.67 per diluted share

▪Discrete items in 2020 include:

▪pretax charges of $6.9 million for divested operations

▪pretax charges of $7.3 million associated with non-routine business development

▪pretax charges of $10.2 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $22.7 million for pension settlement

▪pretax charges of $1.3 million for restructuring

▪Discrete items in 2019 include:

▪pretax gains of $13.4 million for the sale of businesses and property donation

▪pretax charges of $10.8 million for property donation

▪pretax charges of $3.0 million for divested operations

▪pretax charges of $1.7 million associated with non-routine business development

▪pretax charges of $6.5 million for restructuring

▪Adjusted (for the discrete pretax items noted above) earnings from continuing operations were $4.68 per diluted share, compared to $4.70 per diluted share

▪Net earnings were $584.5 million, a decrease of $33.2 million, or 5%

▪Adjusted EBITDA was $1,323.5 million, an increase of $53.5 million, or 4%

▪Returned capital to shareholders via dividends ($180.2 million versus $164.0 million) and share repurchases ($26.1 million versus $2.6 million)

Part II	32

Our best-in-class aggregates business, along with the efforts and dedication of our employees, allowed us to overcome COVID-19 related disruptions in 2020. As we saw in 2020, demand for our products can be subject to market fluctuations outside of our control. We remain focused on the factors within our control, including our pricing and cost actions, both of which contributed to further improvement in our industry-leading unit margins in 2020. Most impressive, we delivered year-over-year gains in aggregates unit profitability throughout each quarter in 2020. Our ability to leverage our four strategic disciplines — Commercial and Operational Excellence, Logistics Innovation and Strategic Sourcing — enabled us to expand unit margins, deliver improved cash flows, and increase returns on invested capital. Our team’s hard work along with our leading market positions and strong financial foundation will enable us to capitalize on an improving demand outlook in 2021.

Our operating plans are underpinned by our aforementioned four strategic disciplines, a healthy balance sheet, strong liquidity, and the engagement of our people. 2020 revenues were $4,856.8 million, 1% lower than the prior year, while gross profit margins expanded across each segment. Effective cost management throughout the organization and aggregates price growth helped drive margin expansion. Net earnings were $584.5 million and Adjusted EBITDA was a record $1,323.5 million.

At year end, total debt to 2020 Adjusted EBITDA was 2.5 times or 1.6 times on a net debt basis reflecting $1,198.0 million of cash on hand — approximately $500.0 million will be used to pay off certain debt maturities due in March 2021. Our weighted-average debt maturity was 13 years, and the effective weighted-average interest rate was 4.1%.

Return on invested capital increased 0.4 percentage points (40 basis points) from the prior year to 14.3%. Operating cash flows were $1,070.4 million, up 9% versus the previous year. Solid operating earnings growth coupled with disciplined capital management led to these results.

CAPITAL ALLOCATION

Our balanced approach to capital allocation remains unchanged. Through economic cycles we intend to balance reinvestment in our business, growth through acquisitions, and return of capital to shareholders while maintaining financial strength and flexibility evidenced by our strong balance sheet and investment-grade credit ratings. Our capital allocation priorities are, as follows:

1.Operating Capital (maintain and grow the value of our franchise)

2.Growth Capital (including greenfields and acquisitions)

3.Dividend Growth (with a keen focus on sustainability)

4.Return Excess Cash to Shareholders (primarily via share repurchases)

Our first priority is to maintain and protect our valuable franchise by keeping our operations in good working order to ensure the production of high quality materials and timely delivery of goods and services to our customers. This capital requirement expands and contracts as production and shipment levels change. During 2020, we invested $239.3 million to replace or improve existing property, plant & equipment.

Our second priority is to grow our franchise through internal growth projects and business acquisitions. Internal growth projects have generally been among our highest returning projects. During 2020, we invested $122.9 million in internal growth projects to secure new aggregates reserves, develop new production and/or distribution sites, enhance our distribution capabilities and support the targeted growth of our asphalt and concrete operations. During the fourth quarter of 2020, we restarted planned growth projects that were put on hold in March 2020 as a result of the pandemic. For business acquisitions, we tend to look for bolt-on acquisitions which are easy to integrate and will pursue large business combinations that are the right fit and the right price. We use strategic and returns-based criteria to price potential acquisitions and are disciplined in our approach. We look at a lot of potential acquisitions and only make offers on a few. We closed two business acquisitions during 2020 for total consideration of $73.4 million.

Our third priority is growing the dividend with a keen focus on sustainability through the economic cycle. During 2020, we paid a dividend per share of $1.36 and paid total dividends of $180.2 million.

Part II	33

And finally, if there is excess cash after fulfilling the prior capital allocation priorities, we will consider returning cash to shareholders via share repurchases. During 2020, we returned $26.1 million to our shareholders through share repurchases.

For a detailed discussion of our acquisitions and divestitures, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

MARKET DEVELOPMENTS AND OUTLOOK

Construction employment gains in key markets are a positive signal that activity levels are recovering across our footprint, as compelling fundamentals in residential construction support growing demand in 2021. Shipments into private nonresidential continue to benefit from growth in heavy industrial projects such as data centers and warehouses, while construction starts in other categories remain below the prior year. Recent improvements in highway lettings and contract awards indicate growing confidence and visibility fueling advancement of planned projects, particularly in the second half of 2021.

The pricing environment remains positive and we continue to execute at a high level — positioning us well for 2021. We are encouraged by the continued strength in residential construction activity, particularly single-family housing. Our expectation is also supported by the recent improvement in highway awards and construction employment trends in key markets. Data centers, distribution centers, and warehouses, which now comprise the largest share of new private nonresidential project awards, will continue to underpin demand in this end market. We believe these leading indicators, along with sustaining a positive pricing environment, can be a catalyst for further recovery in construction activity during 2021.

Management expectations for 2021 include:

▪Aggregates shipments down 2% to up 2% versus 2020

▪Aggregates freight-adjusted price increase of 2% to 4% from 2020

▪Collective Asphalt, Concrete and Calcium segment gross profit up mid-to high single digits

▪SAG expenses of $365 million to $375 million

▪Interest expense of approximately $130 million

▪Depreciation, depletion, accretion and amortization expense of approximately $400 million

▪An effective tax rate of approximately 21%

▪Earnings from continuing operations of $4.80 to $5.40 per diluted share

▪Net earnings of $640 million to $720 million

▪Adjusted EBITDA of $1.340 billion to $1.440 billion

▪No major changes in COVID shelter-in-place restrictions

Additionally, we expect to spend between $450 million and $475 million on capital expenditures, including growth projects. We will continue to review our plans and will adjust as needed, while being thoughtful about preserving liquidity.

For support functions, we previously implemented remote work arrangements and restricted business travel effective mid-March 2020. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

Part II	34

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

Demand for aggregates correlates positively with changes in population growth, household formation and employment. We have a coast-to-coast footprint that serves 19 of the top 25 highest-growth metropolitan statistical areas (MSAs) and states where 73% of U.S. population growth from 2020 to 2030 is projected to occur. As state and federal spending increases, Vulcan is poised to benefit greatly from growing private and public demand for aggregates, thereby delivering significant long-term value for our shareholders.

Seattle
Portland
Minneapolis
NYC
Chicago
Sacramento
San Francisco
Denver
Washington
Las Vegas
Raleigh
Nashville
Charlotte
Los Angeles
Riverside-San Bernardino
Phoenix
Atlanta
San Diego
Dallas
Ft Worth
Austin
Houston
San Antonio
Orlando
Tampa
Miami
The 25 Highest Growth MSAs
Vulcan-Served MSAs
Other MSAs
Vulcan's States

Source: Woods & Poole CEDDS 2020

Based on people added from 2020 to 2030

Part II	35

COMPOUNDING IMPROVEMENT IN PROFITABILITY

We have continued to deliver strong financial performance over time and through business cycles. Through our aggregates-led strategy and focus on our four strategic disciplines — operational excellence, strategic sourcing, commercial excellence and logistics innovation (as outlined in Item 1 “Business” under the “Business Strategy” heading) — we have created one of the most profitable public companies in our industry as measured by aggregates gross profit per ton.

We are currently operating considerably below full capacity making us extremely well positioned to further benefit from economies of scale as markets recover from the COVID-19 pandemic.

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

Source: Mine Safety and Health Administration (MSHA) records and Internal Vulcan Data.

*	The aggregates industry MSHA injury rate for 2020 was not available as of the filing of this report.

We focus on our environmental stewardship programs with the same intensity that we bring to our health and safety initiatives resulting in 98.6% citation-free inspections out of all 2020 federal and state environmental inspections.

Part II	36

We lead community relations programs that serve our neighbors while ensuring that we grow and thrive in the communities where we operate. During 2020, we operated 37 certified wildlife habitat sites, the fourth largest number of sites in the nation, as certified by the Wildlife Habitat Council. We provided over 160 scholarships to students nationwide and emphasized COVID-19 support as well as diversity and inclusion in our community outreach and contributions.

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

Part II	37

STRONG FINANCIAL FOUNDATION

Our financial position is strong as evidenced by our investment-grade credit ratings (Fitch BBB-/Moody’s Baa2/Standard & Poor’s BBB+). At December 31, 2020, our available liquidity was $2,141.0 million, including $1,198.0 million of cash on hand, substantially higher than our liquidity needs. Our leverage ratio, as measured by total debt to Adjusted EBITDA, has improved from 6.5x at December 31, 2012 to 2.5x at December 31, 2020 (and our net debt to Adjusted EBITDA at December 31, 2020 is 1.6x), within our stated leverage target of 2.0 to 2.5x. Over that same period, we also improved the structure of our debt (average maturity from 7 years to 13 years) and reduced the cost of the debt (weighted average interest rate from 7.55% to 4.10%).

Part II	38

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

The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

For the years ended December 31	2020	2019	2018
in millions, except unit and per share data
Total revenues	$ 4,856.8	$ 4,929.1	$ 4,382.9
Cost of revenues	3,575.3	3,673.2	3,282.0
Gross profit	$ 1,281.5	$ 1,255.9	$ 1,100.9
Gross profit margin	26.4%	25.5%	25.1%
Selling, administrative and general expenses (SAG)	$ 359.8	$ 370.5	$ 333.4
SAG as a percentage of total revenues	7.4%	7.5%	7.6%
Operating earnings	$ 895.7	$ 877.5	$ 747.7
Interest expense	$ 136.0	$ 130.2	$ 138.0
Earnings from continuing operations
before income taxes	$ 743.8	$ 757.7	$ 623.3
Income tax expense	$ 155.8	$ 135.2	$ 105.4
Effective tax rate from continuing operations	20.9%	17.8%	16.9%
Earnings from continuing operations	$ 588.0	$ 622.5	$ 517.8
Loss on discontinued operations, net of income taxes	(3.5)	(4.8)	(2.0)
Net earnings	$ 584.5	$ 617.7	$ 515.8
Diluted earnings (loss) per share
Continuing operations	$ 4.41	$ 4.67	$ 3.87
Discontinued operations	(0.02)	(0.04)	(0.02)
Diluted net earnings per share	$ 4.39	$ 4.63	$ 3.85
EBITDA [1]	$ 1,275.0	$ 1,261.3	$ 1,107.0
Adjusted EBITDA [1]	$ 1,323.5	$ 1,270.0	$ 1,131.7
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	208,295	215,465	201,375
Freight-adjusted sales price	$ 14.44	$ 13.99	$ 13.25
Asphalt Mix
Tons (thousands)	11,835	12,665	11,318
Average sales price	$ 57.97	$ 57.79	$ 55.13
Ready-mixed concrete
Cubic yards (thousands)	2,951	3,104	3,223
Average sales price	$ 128.93	$ 126.38	$ 123.35
Calcium
Tons (thousands)	282	294	285
Average sales price	$ 27.32	$ 27.85	$ 28.44

[1]	Non-GAAP measures are defined and reconciled within this Item 7 under the caption Reconciliation of Non-GAAP Financial Measures.

Part II	39

Net earnings for 2020 were $584.5 million ($4.39 per diluted share) compared to $617.7 million ($4.63 per diluted share) in 2019 and $515.8 million ($3.85 per diluted share) in 2018. Each year's results were impacted by discrete items, as follows:

Net earnings for 2020 include:

▪pretax charges of $6.9 million associated with divested operations

▪pretax charges of $7.3 million associated with non-routine business development

▪pretax charges of $10.2 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $22.7 million for pension settlement (see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data”)

▪pretax charges of $1.3 million for restructuring

Net earnings for 2019 include:

▪pretax gains of $13.4 million related to the sale of businesses and property donation

▪pretax charges of $10.8 million for property donation

▪pretax charges of $3.0 million associated with divested operations

▪pretax charges of $1.7 million associated with non-routine business development

▪pretax charges of $6.5 million for restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $4.68 per diluted share for 2020 compared to $4.70 per diluted share for 2019. In comparison, the 2019 Adjusted Diluted EPS benefited from a lower tax rate due to certain tax benefits and credits that were higher than in 2020. The effect of the resulting higher tax rate in 2020 was $0.18 per diluted share.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions
	2018	$ 623.3	2019	$ 757.7
Higher aggregates gross profit		154.8		12.5
Higher asphalt gross profit		6.5		12.2
Higher (lower) concrete gross profit		(6.7)		1.0
Higher (lower) calcium gross profit		0.4		(0.2)
Lower (higher) selling, administrative and general expenses		(37.2)		10.8
Higher (lower) gain on sale of property, plant & equipment and businesses		8.8		(19.8)
Lower (higher) interest expense		7.8		(5.8)
Pension settlement charge		0.0		(22.7)
All other		0.0		(1.9)
	2019	$ 757.7	2020	$ 743.8

Part II	40

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

▪decreased 3% in 2020

▪increased 7% in 2019

▪increased 10% in 2018 1

[1]	Of the 10% increase in 2018 shipments, 3% was attributable to the fourth quarter 2017 acquisition of Aggregates USA.

Aggregates shipments declined 3% (3% same-store) primarily as a result of COVID-19 disruptions with wide variances in the amount of disruption across our markets. However, previously-noted recent improvements in highway lettings and contract awards indicate growing confidence and visibility which should fuel the advancement of planned projects, particularly in the second half of 2021. We intend to capitalize on this improving demand outlook in 2021 utilizing teamwork, our leading market positions and strong financial position.

Trailing-Twelve Months Construction Starts in Vulcan-served Markets
Index: Dec '18 = 100
110
108
106
104
102
100
98
96
Source: Dodge Data & Analytics
DEC '18
JAN '19
FEB '19
MAR '19
APR '19
MAY '19
JUN '19
JUL '19
AUG '19
SEP '19
OCT '19
NOV '19
DEC '19
JAN '20
FEB '20
MAR '20
APR '20
MAY '20
JUN '20
JUL '20
AUG '20
SEP '20
OCT '20
NOV '20
DEC '20

Our year-over-year freight-adjusted selling price1 for aggregates:

▪increased 3.2% in 2020

▪increased 5.6% in 2019

▪increased 1.5% in 2018

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

Part II	41

Despite the 3% decline in shipments, aggregates freight-adjusted pricing increased 3.2%, or $0.45 per ton, with a positive pricing environment across our footprint. On a mix-adjusted basis, pricing increased 3.1% and all of our markets reported price growth.

AGGREGATES SEGMENT SALES AND FREIGHT-ADJUSTED REVENUES	AGGREGATES GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

AGGREGATES UNIT SHIPMENTS	AGGREGATES SELLING PRICE AND CASH GROSS PROFIT PER TON
tons, in millions	Freight-adjusted average sales price per ton [1]

[1] Freight-adjusted sales price is calculated as freight-adjusted revenues divided by aggregates unit shipments

Freight-adjusted unit cost of sales increased 2% (1% on a cash basis). Flexible operating plans, disciplined cost control and lower diesel fuel costs mitigated the impact of operational disruptions caused by the COVID-19 pandemic. The Aggregates segment earnings impact from lower diesel fuel cost was $34.0 million.

Aggregates segment gross profit increased $12.5 million, or 1%, to $1,159.2 million due to growth in pricing and effective price control and despite the 3% decline in shipments. Unit profitability (as measured by gross profit per ton) grew by 5% to $5.57 per ton. Our focus on compounding unit margins allowed us to deliver year-over-year gains in aggregates unit profitability throughout each quarter of 2020.

Part II	42

2. ASPHALT

Our year-over-year asphalt mix shipments:

▪decreased 7% in 2020

▪increased 12% in 2019

▪increased 4% in 2018 1

[1]

The 4% increase in asphalt mix shipments in 2018 was attributable to first and second quarter 2018 acquisitions of asphalt mix operations and construction paving businesses in Alabama and Texas, coupled with the fourth quarter 2017 swap of our concrete operations for asphalt operations in Arizona. Same-store declined 2%.

Asphalt segment gross profit of $75.2 million was $12.2 million or 19% higher than 2019. Asphalt mix shipments decreased 7% while material margins (sales price less unit cost of raw materials) increased 13%, or $2.30 per ton. Segment earnings benefited from price discipline and effective cost containment, including lower liquid asphalt costs. The average unit cost for liquid asphalt was 15% lower than 2019, positively affecting costs by $37.2 million.

ASPHALT SEGMENT SALES	ASPHALT GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

Part II	43

3. CONCRETE

Our year-over-year ready-mixed concrete shipments:

▪decreased 5% in 2020

▪decreased 4% in 2019

▪decreased 10% in 2018 1

[1]

The 10% decrease in ready-mixed concrete shipments in 2018 was attributable to the March 2018 disposition of ready-mixed concrete facilities in Georgia, and the fourth quarter 2017 swap of our concrete operations for asphalt operations in Arizona.

Concrete segment gross profit was $44.2 million, up 2% from 2019 despite a 5% decline in shipments (-9% same-store). Improved material margins per cubic yard of 3% (2% same-store) and unit profitability (as measured by gross profit per cubic yard) of 8% (10% same-store) offset the shipment decline. Shipments for the year were negatively impacted by both wildfires and cement supply shortages in Northern California resulting from pandemic disruptions.

CONCRETE SEGMENT SALES	CONCRETE GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

4. CALCIUM

Calcium segment gross profit decreased 5% from 2019 to $2.9 million.

CALCIUM SEGMENT SALES	CALCIUM GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

In total, the 2020 gross profit contribution from our three non-aggregates (Asphalt, Concrete and Calcium) segments was $122.3 million, a $13.1 million or 12% increase from 2019. Each segment reported unit margin expansion on lower segment sales.

Part II	44

SELLING, ADMINISTRATIVE AND GENERAL (SAG) EXPENSES

in millions

As a percentage of total revenues, SAG expense was:

▪7.4% in 2020 — decreased 0.10 percentage points (10 basis points)

▪7.5% in 2019 — decreased 0.10 percentage points (10 basis points)

▪7.6% in 2018 — decreased 0.75 percentage points (75 basis points)

Our comparative total company employment levels at year end:

▪decreased 2% in 2020

▪increased 6% in 2019

▪increased 6% in 2018

Prior increases in our employment levels were partially driven by our acquisitions (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”). As noted above, 2020 SAG expenses were $359.8 million or 7.4% as a percentage of total revenues, down from 7.5% in 2019. We remain focused on further leveraging our overhead cost structure.

GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT AND BUSINESSES

in millions

The 2020 gain on sale of property, plant & equipment and businesses of $4.0 million includes a net immaterial pretax loss from ready-mix concrete divestitures. The 2019 gain on sale of property, plant & equipment and businesses of $23.8 million includes: (1) $4.1 million of pretax gain from the sale of two aggregates operations in Georgia, (2) the reversal of a contingent payable related to the 2017 Department of Justice required divestiture of former Aggregates USA operations and (3) $9.3 million of pretax gain related to property donations. See Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

Part II	45

OTHER OPERATING EXPENSE, NET

Other operating expense, which has an approximate run-rate of $12.0 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant discrete items included in the total were:

▪$30.0 million in 2020 — includes discrete items as follows:

▪$6.9 million of charges associated with divested operations, composed entirely of environmental liability accruals associated with previously divested properties

▪$10.2 million of charges related to COVID-19 pandemic direct incremental costs

▪$1.3 million of managerial restructuring charges

▪$31.6 million in 2019 — includes discrete items as follows:

▪$10.8 million of charges related to property donations

▪$3.0 million of charges associated with divested operations, composed entirely of environmental liability accruals associated with previously divested properties

▪$6.5 million of managerial restructuring charges

OTHER NONOPERATING INCOME (EXPENSE), NET

Other nonoperating income (expense) (2020 — $(17.5) million, 2019 — $9.2 million and 2018 — $13.0 million) is composed primarily of pension and postretirement benefit costs (excluding service costs), foreign currency transaction gains/losses, Rabbi Trust gains/losses and net earnings/losses of nonconsolidated equity method investments. Additionally, during 2020, we incurred a $22.7 million non-cash pension settlement charge — this partial settlement will benefit future expense and funding requirements (see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data”).

INTEREST EXPENSE

in millions

Interest expense was $136.0 million in 2020 compared to $130.2 million in 2019 and $138.0 million in 2018. See Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data” for additional discussion.

Part II	46

INCOME TAXES

Our income tax expense from continuing operations for the years ended December 31 is shown below:

dollars in millions	2020	2019	2018
Earnings from continuing operations
before income taxes	$ 743.8	$ 757.7	$ 623.3
Income tax expense	$ 155.8	$ 135.2	$ 105.4
Effective tax rate	20.9%	17.8%	16.9%

The $20.6 million increase in our 2020 income tax expense was primarily related to a decrease in excess tax benefits from share-based compensation and a smaller research & development tax credit. The $29.8 million increase in our 2019 income tax expense was primarily related to an increase in earnings.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act provides numerous tax relief provisions and stimulus measures. A temporary favorable change to the prior year and current year limitations on interest deductions and a temporary suspension of certain payment requirements for the employer portion of Social Security taxes are the relief provisions that are expected to provide us the greatest benefit. In the first quarter of 2020, an expected cash tax benefit of $13.3 million was recorded to account for the favorable change to the prior year limitation on interest deductions.

See Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

DISCONTINUED OPERATIONS

Pretax earnings (loss) from discontinued operations were:

▪$(4.7) million in 2020

▪$(6.5) million in 2019

▪$(2.7) million in 2018

Pretax earnings (loss) from discontinued operations for 2020, 2019 and 2018, resulted primarily from general and product liability costs, including legal defense costs and environmental remediation costs associated with our former Chemicals business. For additional information about discontinued operations, see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption Discontinued Operations.

Part II	47

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

in millions, except per ton data	2020	2019	2018
Aggregates segment
Segment sales	$ 3,944.3	$ 3,990.3	$ 3,513.6
Less
Freight & delivery revenues [1]	877.0	921.1	796.9
Other revenues	59.7	55.0	49.4
Freight-adjusted revenues	$ 3,007.6	$ 3,014.2	$ 2,667.3
Unit shipments - tons	208.3	215.5	201.4
Freight-adjusted sales price	$ 14.44	$ 13.99	$ 13.25

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Part II	48

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

MARGIN IN ACCORDANCE WITH GAAP

dollars in millions	2020	2019	2018
Aggregates segment
Gross profit	$ 1,159.2	$ 1,146.6	$ 991.9
Segment sales	$ 3,944.3	$ 3,990.3	$ 3,513.6
Gross profit margin	29.4%	28.7%	28.2%
Incremental gross profit margin [1]	N/A	32.5%

FLOW-THROUGH RATE (NON-GAAP)

dollars in millions	2020	2019
Aggregates segment
Gross profit	$ 1,159.2	$ 1,146.6
Less: Contribution from acquisitions (same-store)	0.8	0.2
Same-store gross profit	$ 1,158.4	$ 1,146.4
Segment sales	$ 3,944.3	$ 3,990.3
Less: Freight & delivery revenues [2]	877.0	921.1
Segment sales excluding freight & delivery	$ 3,067.3	$ 3,069.2
Less: Contribution from acquisitions (same-store)	2.6	1.0
Same-store segment sales excluding freight & delivery	$ 3,064.7	$ 3,068.2
Gross profit margin excluding freight & delivery	37.8%	37.4%
Same-store gross profit margin excluding freight & delivery	37.8%	37.4%
Incremental gross profit flow-through rate [1]	N/A
Same-store incremental gross profit flow-through rate [1]	N/A

[1]	Not applicable due to the decrease in segment sales.
[2]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Part II	49

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

in millions, except per ton data	2020	2019	2018
Aggregates segment
Gross profit	$ 1,159.2	$ 1,146.6	$ 991.9
Depreciation, depletion, accretion and amortization	321.1	305.1	281.6
Aggregates segment cash gross profit	$ 1,480.3	$ 1,451.7	$ 1,273.5
Unit shipments - tons	208.3	215.5	201.4
Aggregates segment gross profit per ton	$ 5.57	$ 5.32	$ 4.93
Aggregates segment cash gross profit per ton	$ 7.11	$ 6.74	$ 6.32
Asphalt segment
Gross profit	$ 75.2	$ 63.0	$ 56.5
Depreciation, depletion, accretion and amortization	35.0	35.2	31.3
Asphalt segment cash gross profit	$ 110.2	$ 98.2	$ 87.8
Concrete segment
Gross profit	$ 44.2	$ 43.2	$ 49.9
Depreciation, depletion, accretion and amortization	16.0	13.6	12.5
Concrete segment cash gross profit	$ 60.2	$ 56.8	$ 62.4
Calcium segment
Gross profit	$ 2.9	$ 3.1	$ 2.7
Depreciation, depletion, accretion and amortization	0.2	0.2	0.3
Calcium segment cash gross profit	$ 3.1	$ 3.3	$ 3.0

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2020	2019
Debt
Current maturities of long-term debt	$ 515.4	$ 0.0
Long-term debt	2,772.3	2,784.3
Total debt	$ 3,287.7	$ 2,784.3
Less: Cash and cash equivalents and restricted cash	1,198.0	274.5
Net debt	$ 2,089.7	$ 2,509.8
Adjusted EBITDA	$ 1,323.5	$ 1,270.0
Total debt to Adjusted EBITDA	2.5x	2.2x
Net debt to Adjusted EBITDA	1.6x	2.0x

Part II	50

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

in millions	2020	2019	2018
Net earnings	$ 584.5	$ 617.7	$ 515.8
Income tax expense	155.8	135.2	105.4
Interest expense, net of interest income	134.4	129.0	137.6
Loss on discontinued operations, net of tax	3.5	4.8	2.0
EBIT	878.2	886.7	760.8
Depreciation, depletion, accretion and amortization	396.8	374.6	346.2
EBITDA	$ 1,275.0	$ 1,261.3	$ 1,107.0
Gain on sale of businesses [1]	$ 0.0	$ (13.4)	$ (2.9)
Property donation	0.0	10.8	0.0
Business interruption claims recovery	0.0	0.0	(2.3)
Charges associated with divested operations	6.9	3.0	18.5
Business development [2]	7.3	1.7	5.2
COVID-19 direct incremental costs	10.2	0.0	0.0
Pension settlement charge	22.7	0.0	0.0
Restructuring charges	1.3	6.5	6.2
Adjusted EBITDA	$ 1,323.5	$ 1,270.0	$ 1,131.7
Depreciation, depletion, accretion and amortization	396.8	374.6	346.2
Adjusted EBIT	$ 926.7	$ 895.4	$ 785.5

[1]	Includes $9.2 million of gains associated with property donations in 2019. The net effect of the 2019 property donation was a loss of $1.6 million.
[2]	Represents non-routine charges or gains associated with acquisitions including the cost impact of purchase accounting inventory valuations.

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

	2020	2019	2018
Diluted Earnings Per Share
Net earnings	$ 4.39	$ 4.63	$ 3.85
Less: Discontinued operations loss	(0.02)	(0.04)	(0.02)
Diluted EPS from continuing operations	$ 4.41	$ 4.67	$ 3.87
Items included in Adjusted EBITDA above	0.27	0.03	0.14
Debt refinancing costs	0.00	0.00	0.04
Adjusted diluted EPS - continuing operations	$ 4.68	$ 4.70	$ 4.05

Part II	51

2021 PROJECTED EBITDA

The following reconciliation to the mid-point of the range of 2021 Projected EBITDA excludes adjustments (as noted in Adjusted EBITDA above) as they are difficult to forecast (timing or amount). Due to the difficulty of forecasting such adjustments, we are unable to estimate their significance. This metric is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

2021 Projected [1]
in millions	Mid-point
Net earnings	$ 680
Income tax expense	180
Interest expense, net of interest income	130
Discontinued operations, net of tax	0
Depreciation, depletion, accretion and amortization	400
Projected EBITDA	$ 1,390

[1]	See the Market Developments and Outlook section (earlier within this Item 7) for the assumptions used to build this projection.

return on invested capital

We define “Return on Invested Capital” (ROIC) as Adjusted EBITDA for the trailing-twelve months divided by average invested capital (as illustrated below) during the trailing 5-quarters. Our calculation of ROIC is considered a non-GAAP financial measure because we calculate ROIC using the non-GAAP metric EBITDA. We believe that our ROIC metric is meaningful because it helps investors assess how effectively we are deploying our assets. Although ROIC is a standard financial metric, numerous methods exist for calculating a company’s ROIC. As a result, the method we use to calculate our ROIC may differ from the methods used by other companies. This metric is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

dollars in millions	2020	2019	2018
Adjusted EDITDA	$ 1,323.5	$ 1,270.0	$ 1,131.7
Average invested capital [1]
Property, plant & equipment	$ 4,374.0	$ 4,281.3	$ 4,095.4
Goodwill	3,170.1	3,165.7	3,150.3
Other intangible assets	1,104.0	1,084.1	1,095.2
Fixed and intangible assets	$ 8,648.1	$ 8,531.1	$ 8,340.9
Current assets	$ 1,845.7	$ 1,224.3	$ 1,125.9
Less: Cash and cash equivalents	698.9	93.5	68.3
Less: Current tax	18.5	12.6	0.0
Adjusted current assets	1,128.3	1,118.2	1,057.6
Current liabilities	833.6	599.3	626.2
Less: Current maturities of long-term debt	305.0	0.0	8.3
Less: Short-term debt	0.0	89.7	178.6
Adjusted current liabilities	528.6	509.6	439.3
Adjusted net working capital	$ 599.7	$ 608.6	$ 618.3
Average invested capital	$ 9,247.8	$ 9,139.7	$ 8,959.2
Return on invested capital	14.3%	13.9%	12.6%

[1]	Average invested capital is based on a trailing 5-quarters.

Part II	52

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities and a substantial, committed bank line of credit. Additional sources of capital include access to the capital markets, the sale of surplus real estate, and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2021, including:

▪contractual obligations

▪capital expenditures

▪debt service obligations

▪dividend payments

▪potential acquisitions

▪potential share repurchases

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we took a number of proactive steps during 2020. In April 2020, we executed a $750.0 million one-year delayed draw term loan. In May 2020, we issued $750.0 million of 3.50% senior notes due 2030 to prefund: a) the $250.0 million due June 2020, and b) the $500.0 million due March 2021. In September 2020, we executed a new five-year unsecured bank line of credit of $1,000.0 million and terminated our April 2020 $750.0 million delayed draw term loan. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity sources and needs and take appropriate actions.

Part II	53

CASH

Included in our December 31, 2020 cash and cash equivalents and restricted cash balances of $1,198.0 million is $0.9 million of restricted cash (see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption Restricted Cash).

CASH FROM OPERATING ACTIVITIES

in millions

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization.

in millions	2020	2019	2018
Net earnings	$ 584.5	$ 617.7	$ 515.8
Depreciation, depletion, accretion
and amortization (DDA&A)	396.8	374.6	346.2
Noncash operating lease expense	38.3	35.3	0.0
Contributions to pension plans	(8.8)	(8.9)	(109.6)
Deferred tax expense	62.0	76.0	64.6
Cost of debt purchase	0.0	0.0	6.9
Other operating cash flows, net [1]	(2.4)	(110.6)	8.9
Net cash provided by operating activities	$ 1,070.4	$ 984.1	$ 832.8

[1]	Primarily reflects changes to working capital balances.

2020 versus 2019 — Net cash provided by operating activities was $1,070.4 million during 2020, an $86.3 million increase compared to 2019. This increase primarily resulted from favorable changes in working capital balances compared to the prior year period.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 44.9 days at December 31, 2020 compared to 48.5 days at December 31, 2019. Additionally, our over 90 day balance of $15.5 million at December 31, 2020 was down 55% from $34.1 million at December 31, 2019. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of the COVID-19 pandemic on our customers’ ability to pay their amounts owed to us.

Part II	54

CASH FROM INVESTING ACTIVITIES

in millions

2020 versus 2019 — Net cash used for investing activities was $381.5 million during 2020, a $34.3 million decrease compared to 2019. We invested $362.2 million in our existing operations in 2020, a $21.9 million decrease compared to 2019. Of this $362.2 million, $122.9 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities. Additionally, during 2020 we acquired businesses for $43.2 million of cash consideration as compared to $44.2 million of cash consideration for businesses in 2019 (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”).

CASH FROM FINANCING ACTIVITIES

in millions

2020 VERSUS 2019 — Net cash provided by financing activities in 2020 was $234.7 million, compared to $338.2 million of net cash used for financing activities in 2019. The 2020 activity includes: a) net cash proceeds of $734.6 million for the issuance of new debt, b) cash paid to retire the $250.0 million floating rate notes due 2020 and c) $19.9 million of cash paid to settle interest rate derivatives. The 2019 results include a net $133.0 million payment on our bank line of credit.

Additionally, capital returned to our shareholders increased by $39.8 million via higher dividends of $16.2 million ($1.36 per share compared to $1.24 per share) and higher share repurchases of $23.5 million (214,338 shares @ $121.92 per share compared to 18,600 shares @ $139.90 per share).

Part II	55

DEBT

Certain debt measures as of December 31 are outlined below:

dollars in millions	2020	2019
Debt
Current maturities of long-term debt	$ 515.4	$ 0.0
Short-term debt	0.0	0.0
Long-term debt	2,772.3	2,784.3
Total debt	$ 3,287.7	$ 2,784.3
Capital
Total debt	$ 3,287.7	$ 2,784.3
Equity	6,027.3	5,621.9
Total capital	$ 9,315.0	$ 8,406.2
Total Debt as a Percentage of Total Capital	35.3%	33.1%
Weighted-average Effective Interest Rates
Line of credit [1]	1.25%	1.25%
Term debt	4.10%	4.36%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	85.1%	73.7%
Floating-rate debt	14.9%	26.3%

[1]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

LINE OF CREDIT

In September 2020, we executed a new five-year unsecured line of credit of $1,000.0 million, incurring $4.6 million of transaction costs. Covenants, borrowing options, cost ranges and other details are described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” As of December 31, 2020, we were in compliance with the line of credit covenants and the credit margin for LIBOR borrowings was 1.25%, the credit margin for base rate borrowings was 0.25%, and the commitment fee for the unused portion was 0.15%.

In September 2020, we terminated our $750.0 million 364-day delayed draw term loan executed in April 2020. During the second quarter, we had borrowed and repaid $250.0 million leaving $500.0 million available for future borrowings prior to its termination.

As of December 31, 2020, our available borrowing capacity under the line of credit was $943.9 million. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$56.1 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $3,357.9 million (face value) of term debt is unsecured. $3,346.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of December 31, 2020, we were in compliance with all term debt covenants.

Part II	56

In May 2020, we issued $750.0 million of 3.50% senior notes due 2030 for total proceeds of $741.4 million (net of discounts and transaction costs). $250.0 million of the proceeds were used to retire the $250.0 million floating rate notes due in June 2020, and the remainder of the proceeds, together with cash on hand, will be used to retire the $500.0 million floating rate notes due in March 2021.

For additional information regarding term debt, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

DEBT PAYMENTS AND MATURITIES

Scheduled debt payments during 2020 were $250.0 million in June — refinanced in May by issuing $750.0 million of 3.50% senior notes due 2030. There were no significant scheduled debt payments during 2019.

As of December 31, 2020, maturities for the next four quarters and for the next five years are as follows (excluding any borrowings on the line of credit):

	2021		Debt
in millions	Debt Maturities	in millions	Maturities
First quarter	$ 500.4	2021	$ 515.4
Second quarter	0.0	2022	0.5
Third quarter	9.0	2023	0.5
Fourth quarter	6.0	2024	0.5
		2025	400.5

For additional information regarding debt payments and maturities, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

DEBT RATINGS

Our debt ratings and outlooks as of December 31, 2020 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch [1]	BBB-/stable	5/7/2020	outlook revised
Moody's	Baa2/stable	11/9/2020	rating revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

[1]	On February 22, 2021, Fitch upgraded our rating to BBB/stable.

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

As of December 31, 2020, we had two material debt instruments with LIBOR as a reference rate: 1) $500.0 million floating-rate notes due March 2021, and 2) $1,000.0 million line of credit (none outstanding at December 31, 2020) due September 2025. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate; however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, our interest expense would increase.

Part II	57

EQUITY

The number of our common stock issuances and purchases are as follows:

in thousands	2020	2019	2018
Common stock shares at January 1,
issued and outstanding	132,371	131,762	132,324
Common Stock Issuances
Share-based compensation plans	359	628	630
Common Stock Purchases
Purchased and retired	(214)	(19)	(1,192)
Common stock shares at December 31,
issued and outstanding	132,516	132,371	131,762

As of December 31, 2020, there were 8,064,851 shares remaining under the February 2017 authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) are as follows:

in thousands, except average cost	2020	2019	2018
Shares Purchased and Retired
Number	214	19	1,192
Total purchase price	$ 26,132	$ 2,602	$ 133,983
Average cost per share	$ 121.92	$ 139.90	$ 112.41

There were no shares held in treasury as of December 31, 2020, 2019 and 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

Part II	58

CONTRACTUAL OBLIGATIONS

We expect core capital spending (excluding growth capital) of $325 million during 2021. Excluding future cash requirements for capital expenditures and immaterial or contingent contracts, our obligations to make future contractual payments as of December 31, 2020 are summarized in the table below:

	Note	Payments Due by Year
in millions	Reference	2021	2022-2023	2024-2025	Thereafter	Total
Contractual Obligations
Bank line of credit
Principal payments	Note 6	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0
Interest payments and fees [1]	Note 6	2.3	4.5	4.3	0.0	11.1
Term debt
Principal payments	Note 6	515.4	1.0	400.9	2,440.6	3,357.9
Interest payments	Note 6	123.9	244.5	235.5	1,417.1	2,021.0
Operating leases [2]	Note 7	44.2	61.2	42.0	169.4	316.8
Finance leases [2]	Note 7	2.0	2.9	1.0	0.0	5.9
Mineral royalties	Note 12	27.2	43.5	27.7	167.2	265.6
Unconditional purchase obligations
Capital	Note 12	6.9	0.0	0.0	0.0	6.9
Noncapital [3]	Note 12	16.0	15.1	4.1	11.0	46.2
Benefit plans [4]	Note 10	8.1	30.4	51.1	71.6	161.2
Total contractual obligations [5,6]		$ 746.0	$ 403.1	$ 766.6	$ 4,276.9	$ 6,192.6

[1]

Includes fees for unused borrowing capacity and fees for standby letters of credit. The figures for all years assume that the amount of unused borrowing capacity and the amount of standby letters of credit do not change from December 31, 2020, and borrowing costs reflect a rising LIBOR.

[2]	The above table excludes lease renewal options which are included in the table labeled Maturity of Lease Liabilities in Note 7 “Leases” in Item 8 “Financial Statements and Supplementary Data.”
[3]	Noncapital unconditional purchase obligations relate primarily to transportation and electricity contracts.
[4]

Payments in “Thereafter” column for benefit plans are for the years 2026-2030. The future contributions are based on current economic conditions and may vary based on future interest rates, asset performance, participant longevity and other plan experience.

[5]

The above table excludes discounted asset retirement obligations in the amount of $283.2 million at December 31, 2020, the majority of which have an estimated settlement date beyond 2025 (see Note 17 “Asset Retirement Obligations” in Item 8 “Financial Statements and Supplementary Data”).

[6]

The above table excludes liabilities for unrecognized tax benefits in the amount of $6.8 million at December 31, 2020, as we cannot make a reasonably reliable estimate of the amount and period of related future payment of these uncertain tax positions (for more details, see Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data”).

Part II	59

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

3.Business combinations and purchase price allocation

4.Pension and other postretirement benefits

5.Environmental compliance costs

6.Claims and litigation including self-insurance

7.Income taxes

1. GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2020, goodwill represents 27% of total assets) and the evaluation involves the use of significant estimates, assumptions and judgment.

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

Part II	60

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

RESULTS OF OUR IMPAIRMENT TESTS

The results of our annual impairment tests for 2018 through 2020 indicated that the fair values of all reporting units with goodwill substantially exceeded (in excess of 100%) their carrying values.

For additional information about goodwill, see Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

2. IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2020, net property, plant & equipment represents 38% of total assets, while net other intangible assets represents 10% of total assets) and the evaluation involves the use of significant estimates, assumptions and judgment. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value.

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

During 2020, 2019 and 2018, we recorded no material losses on impairment of long-lived assets.

Part II	61

We maintain certain long-lived assets that are not currently being used in our operations. These assets totaled $467.1 million at December 31, 2020, representing a 12% increase from December 31, 2019. Of the total $467.1 million, approximately 40% relates to real estate held for future development and expansion of our operations. In addition, approximately 20% is comprised of real estate (principally former mining sites) pending development as commercial or residential real estate, reservoirs or landfills. The remaining 40% is composed of aggregates, asphalt and concrete operating assets idled temporarily. We evaluate the useful lives and the recoverability of these assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

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

HOW WE DETERMINE AND ALLOCATE THE PURCHASE PRICE

The purchase price is determined based on the fair value of consideration transferred to and liabilities assumed from the seller as of the date of acquisition. We allocate the purchase price to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. The purchase price allocation is a critical accounting policy because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions. Additionally, the amounts assigned to depreciable and amortizable assets compared to amounts assigned to goodwill, which is not amortized, can significantly affect our results of operations.

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

Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from, or corroborated by, observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement

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

Part II	62

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

▪EXPECTED RETURN ON PLAN ASSETS — Our expected return on plan assets is: (1) a long-term view based on our current asset allocation, and (2) a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary. For the year ended December 31, 2020, the expected return on plan assets was 5.75% for the period January 1, 2020 – November 30, 2020 and 5.25% for the period December 1, 2020 – December 31, 2020 (5.75% for 2019). The plans were remeasured at November 30, 2020 to reflect settlement accounting for the CMG Hourly Pension Plan and the Vulcan Materials Company (VMC) Pension Plan (the Chemicals and Salaried Pension Plans were merged to form the VMC Pension Plan effective November 30, 2020).

Changes to the assumptions listed above would have an impact on the PBO and the annual net benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in
in millions	Benefit Obligation	Annual Benefit Cost	Benefit Obligation	Annual Benefit Cost
Actuarial Assumptions
Discount rates
Pension	$ (58.8)	$ (0.9)	$ 64.8	$ 0.8
Other postretirement benefits	(1.2)	(0.0)	1.3	0.1
Expected return on plan assets	not applicable	(4.5)	not applicable	4.5

As of the December 31, 2020 measurement date, the fair value of our pension plan assets decreased from $949.0 million for the prior year-end to $944.3 million due to voluntary lump sum settlement distributions to certain fully vested plan participants partially offset by investment returns. Our postretirement plans are unfunded.

The discount rate is the weighted-average of the spot rates for each cash flow on the yield curve for high-quality bonds as of the measurement date. As of the December 31, 2020 measurement date, the PBO of our pension plans decreased from $1,090.9 million to $1,059.5 million. This decrease was primarily due to the large amount of benefit distributions made from the plans as a result of the lump sum settlements offered to certain fully vested plan participants. The PBO of our postretirement plans decreased from $41.2 million to $33.9 million. This decrease was primarily due to demographic assumption changes.

Part II	63

During 2021, we expect to recognize net pension income of $10.8 million and net postretirement income of $1.9 million compared to expense of $21.6 million (which reflects a settlement charge of $22.7 million) and income of $2.2 million, respectively, in 2020. The decrease in pension expense (excluding the settlement charge) is mainly due to greater than expected asset returns.

We do not anticipate that contributions to the funded pension plans will be required during 2021, and we do not anticipate making a discretionary contribution. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.

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

HOW WE ACCOUNT FOR ENVIRONMENTAL COSTS

To account for environmental costs, we:

▪expense or capitalize environmental costs consistent with our capitalization policy

▪expense costs for an existing condition caused by past operations that do not contribute to future revenues

▪accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost

At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur, but generally liabilities are recognized no later than completion of the remedial feasibility study. When we can estimate a range of probable loss, we accrue the most likely amount. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2020, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $5.9 million — this amount does not represent our maximum exposure to loss for all environmental remediation obligations as it excludes those sites for which a range of loss cannot be reasonably estimated at this time. Our environmental remediation obligations are recorded on an undiscounted basis.

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

Part II	64

6. CLAIMS AND LITIGATION INCLUDING SELF-INSURANCE

We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers' compensation up to $2.0 million per occurrence and automotive and general/product liability up to $10.0 million per occurrence. We have excess coverage on a per occurrence basis beyond these retention levels.

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

Part II	65

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

Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years before 2017. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.

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

Part II	66

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

At December 31, 2020, the estimated fair value of our long-term debt including current maturities was $3,959.0 million compared to a face value of $3,357.9 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $414.9 million.

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

Part II	67

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vulcan Materials Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Part II	68

Hewitt Landfill Environmental Matter – Refer to Note 12 to the consolidated financial statements

Critical Audit Matter Description

The Company is subject to governmental proceedings and orders pertaining to the protection of the environment. Specific to the Hewitt Landfill Environmental Matter, management is engaged in groundwater testing, certain remedial procedures and ongoing dialogue with federal and local agencies such as the Environmental Protection Agency (EPA), Los Angeles Regional Water Quality Control Board (RWQCB) and the Los Angeles Department of Water and Power (LADWP) as well as other interested parties. The testing and dialogue is related to the Company’s potential contribution to soil, soil vapor and/or groundwater contamination in the former Hewitt Landfill in Los Angeles and the potential contribution of the Hewitt Landfill to groundwater contamination in the North Hollywood Operable Unit (NHOU) of the San Fernando Valley Superfund Site.

The groundwater treatment system for the Hewitt Landfill on-site remediation reached mechanical completion during 2020. The incurred and anticipated costs have been fully accrued for based on facts and circumstances known to the Company at this time. The Company has disclosed facts and circumstances that led to the accrual and the inherent uncertainty that exists in the timing and recognition of potential incremental responsibility or share of costs for the Hewitt Landfill on-site remediation or the NHOU. Due to these uncertainties, future amounts recorded related to the ultimate resolution of claims and assessments could be material in a given period to the Company’s results of operations or cash flows.Evaluating the estimate of the liability and the extent and sufficiency of related disclosures is subjective in nature and as such requires significant audit effort, involves especially subjective auditing judgements, and requires the use of our environmental specialists.

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

▪Obtaining an understanding of the change in estimate of remediation costs, as applicable, and performing procedures to evaluate the appropriateness and sufficiency of the estimate at year-end.

▪We read and compared the Company’s footnote disclosure to evidential matter obtained during our audit.

/s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama

February 25, 2021

We have served as the Company’s auditor since 1956.

Part II	69

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2020	2019	2018
For the years ended December 31
in thousands, except per share data
Total revenues	$ 4,856,826	$ 4,929,103	$ 4,382,869
Cost of revenues	3,575,345	3,673,202	3,281,924
Gross profit	1,281,481	1,255,901	1,100,945
Selling, administrative and general expenses	359,772	370,548	333,371
Gain on sale of property, plant & equipment and businesses	3,997	23,752	14,944
Other operating expense, net	(29,975)	(31,647)	(34,805)
Operating earnings	895,731	877,458	747,713
Other nonoperating income (expense), net	(17,540)	9,243	13,000
Interest income	1,567	1,155	554
Interest expense	135,960	130,155	137,977
Earnings from continuing operations before income taxes	743,798	757,701	623,290
Income tax expense
Current	93,948	58,941	40,516
Deferred	61,855	76,257	64,933
Total income tax expense	155,803	135,198	105,449
Earnings from continuing operations	587,995	622,503	517,841
Loss on discontinued operations, net of tax	(3,515)	(4,841)	(2,036)
Net earnings	$ 584,480	$ 617,662	$ 515,805
Other comprehensive income (loss), net of tax
Deferred gain (loss) on interest rate derivative	(14,679)	0	2,496
Amortization of prior interest rate derivative loss	1,689	227	226
Adjustment for funded status of benefit plans	6,366	(26,892)	(207)
Amortization of actuarial loss and prior service cost for benefit plans	23,057	1,142	4,365
Other comprehensive income (loss)	16,433	(25,523)	6,880
Comprehensive income	$ 600,913	$ 592,139	$ 522,685
Basic earnings (loss) per share
Continuing operations	$ 4.44	$ 4.71	$ 3.91
Discontinued operations	(0.03)	(0.04)	(0.01)
Net earnings	$ 4.41	$ 4.67	$ 3.90
Diluted earnings (loss) per share
Continuing operations	$ 4.41	$ 4.67	$ 3.87
Discontinued operations	(0.02)	(0.04)	(0.02)
Net earnings	$ 4.39	$ 4.63	$ 3.85
Weighted-average common shares outstanding
Basic	132,578	132,300	132,393
Assuming dilution	133,245	133,385	133,926
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	70

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	2020	2019
As of December 31
in thousands
Assets
Cash and cash equivalents	$ 1,197,068	$ 271,589
Restricted cash	945	2,917
Accounts and notes receivable
Customers, less allowance for doubtful accounts
2020 — $2,551; 2019 — $3,125	512,945	532,012
Other	43,352	38,104
Inventories	448,585	458,308
Other current assets	74,270	76,396
Total current assets	2,277,165	1,379,326
Investments and long-term receivables	34,301	60,709
Property, plant & equipment, net	4,425,999	4,316,038
Operating lease right-of-use assets, net	423,128	408,189
Goodwill	3,172,112	3,167,061
Other intangible assets, net	1,123,544	1,091,475
Other noncurrent assets	230,656	225,995
Total assets	$ 11,686,905	$ 10,648,793
Liabilities
Current maturities of long-term debt	515,435	25
Trade payables and accruals	273,080	265,159
Accrued salaries, wages and management incentives	91,646	97,228
Accrued interest	19,943	19,167
Other current liabilities	147,779	153,984
Total current liabilities	1,047,883	535,563
Long-term debt	2,772,240	2,784,315
Deferred income taxes, net	706,050	633,039
Deferred management incentive and other compensation	26,787	22,856
Pension benefits	107,195	142,363
Other postretirement benefits	29,412	35,848
Asset retirement obligations	283,163	210,323
Deferred revenue	174,045	179,880
Operating lease liabilities	399,582	388,042
Other noncurrent liabilities	113,218	94,707
Total liabilities	$ 5,659,575	$ 5,026,936
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,516 and 132,371 shares, respectively	132,516	132,371
Capital in excess of par value	2,802,012	2,791,353
Retained earnings	3,274,107	2,895,871
Accumulated other comprehensive loss	(181,305)	(197,738)
Total equity	6,027,330	5,621,857
Total liabilities and equity	$ 11,686,905	$ 10,648,793
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	71

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019	2018
For the years ended December 31
in thousands
Operating Activities
Net earnings	$ 584,480	$ 617,662	$ 515,805
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	396,806	374,596	346,246
Noncash operating lease expense	38,272	35,344	0
Net gain on sale of property, plant & equipment and businesses	(3,997)	(23,752)	(14,944)
Contributions to pension plans	(8,819)	(8,882)	(109,631)
Share-based compensation expense	32,991	31,843	25,215
Deferred tax expense	62,018	76,011	64,639
Cost of debt purchase	0	0	6,922
(Increase) decrease in assets excluding the initial effects of business acquisitions and dispositions
Accounts and notes receivable	13,413	(29,734)	63,230
Inventories	9,801	(28,273)	(34,976)
Prepaid expenses	2,585	5,990	(2,167)
Other assets	(14,430)	(61,195)	(58,489)
Increase (decrease) in liabilities excluding the initial effects of business acquisitions and dispositions
Accrued interest and income taxes	775	(4,644)	12,148
Trade payables and other accruals	(6,942)	21,788	40,181
Other noncurrent liabilities	(44,912)	(51,150)	(26,901)
Other, net	8,318	28,518	5,499
Net cash provided by operating activities	$ 1,070,359	$ 984,122	$ 832,777
Investing Activities
Purchases of property, plant & equipment	(362,194)	(384,094)	(469,088)
Proceeds from sale of property, plant & equipment	11,461	22,661	22,210
Proceeds from sale of businesses	968	1,744	11,256
Payment for businesses acquired, net of acquired cash	(43,223)	(44,151)	(221,419)
Other, net	11,474	(11,997)	(12,850)
Net cash used for investing activities	$ (381,514)	$ (415,837)	$ (669,891)
Financing Activities
Proceeds from short-term debt	0	366,900	739,900
Payment of short-term debt	0	(499,900)	(606,900)
Payment of current maturities and long-term debt	(250,025)	(23)	(892,055)
Proceeds from issuance of long-term debt	750,000	0	850,000
Debt issuance and exchange costs	(15,394)	0	(45,513)
Settlements of interest rate derivatives	(19,863)	0	3,378
Purchases of common stock	(26,132)	(2,602)	(133,983)
Dividends paid	(180,216)	(163,973)	(148,109)
Share-based compensation, shares withheld for taxes	(22,144)	(38,522)	(31,846)
Other, net	(1,564)	(63)	0
Net cash provided by (used for) financing activities	$ 234,662	$ (338,183)	$ (265,128)
Net increase (decrease) in cash and cash equivalents and restricted cash	923,507	230,102	(102,242)
Cash and cash equivalents and restricted cash at beginning of year	274,506	44,404	146,646
Cash and cash equivalents and restricted cash at end of year	$ 1,198,013	$ 274,506	$ 44,404
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	72

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
in thousands	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balances at December 31, 2017	132,324	$ 132,324	$ 2,805,587	$ 2,180,448	$ (149,466)	$ 4,968,893
Released stranded tax effects
ASU 2018-02	0	0	0	29,629	(29,629)	0
Balances at January 1, 2018, due to
reclassification	132,324	$ 132,324	$ 2,805,587	$ 2,210,077	$ (179,095)	$ 4,968,893
Net earnings	0	0	0	515,805	0	515,805
Share-based compensation plans,
net of shares withheld for taxes	630	630	(32,428)	0	0	(31,798)
Purchase and retirement of
common stock	(1,192)	(1,192)	0	(132,791)	0	(133,983)
Share-based compensation expense	0	0	25,215	0	0	25,215
Cash dividends on common stock	0	0	0	(148,109)	0	(148,109)
Other comprehensive income	0	0	0	0	6,880	6,880
Other	0	0	112	(112)	0	0
Balances at December 31, 2018	131,762	$ 131,762	$ 2,798,486	$ 2,444,870	$ (172,215)	$ 5,202,903
Net earnings	0	0	0	617,662	0	617,662
Share-based compensation plans,
net of shares withheld for taxes	628	628	(39,080)	0	0	(38,452)
Purchase and retirement of
common stock	(19)	(19)	0	(2,583)	0	(2,602)
Share-based compensation expense	0	0	31,843	0	0	31,843
Cash dividends on common stock	0	0	0	(163,973)	0	(163,973)
Other comprehensive loss	0	0	0	0	(25,523)	(25,523)
Other	0	0	104	(105)	0	(1)
Balances at December 31, 2019	132,371	$ 132,371	$ 2,791,353	$ 2,895,871	$ (197,738)	$ 5,621,857
Net earnings	0	0	0	584,480	0	584,480
Share-based compensation plans,
net of shares withheld for taxes	359	359	(22,442)	0	0	(22,083)
Purchase and retirement of
common stock	(214)	(214)	0	(25,918)	0	(26,132)
Share-based compensation expense	0	0	32,991	0	0	32,991
Cash dividends on common stock	0	0	0	(180,216)	0	(180,216)
Other comprehensive income	0	0	0	0	16,433	16,433
Other	0	0	110	(110)	0	0
Balances at December 31, 2020	132,516	$ 132,516	$ 2,802,012	$ 3,274,107	$ (181,305)	$ 6,027,330
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	73

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

While we continue to operate as an essential business, the COVID-19 pandemic has impacted our industry and the economy, and it may have far-reaching impacts on many aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, our employees, and the market generally.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

in thousands	2020	2019	2018
Discontinued Operations
Pretax loss	$ (4,752)	$ (6,541)	$ (2,748)
Income tax benefit	1,237	1,700	712
Loss on discontinued operations,
net of tax	$ (3,515)	$ (4,841)	$ (2,036)

Our discontinued operations include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business (including certain matters as discussed in Note 12). There were no revenues from discontinued operations for the years presented.

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

Part II	74

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of these financial statements in conformity with accounting principles generally accepted (GAAP) in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates. The most significant estimates included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events and changes in circumstances arising after December 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

BUSINESS COMBINATIONS

We account for business combinations under the acquisition method of accounting. The purchase price of an acquisition is allocated to the underlying identifiable assets acquired and liabilities assumed based on their respective fair values. The purchase price is determined based on the fair value of consideration transferred to and liabilities assumed from the seller as of the date of acquisition. We allocate the purchase price to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed.

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

FOREIGN CURRENCY TRANSACTIONS

The U.S. dollar is the functional currency for all of our operations. For our non-U.S. subsidiaries, local currency inventories and long-term assets such as property, plant & equipment and intangibles are remeasured into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are remeasured at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are remeasured at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in other nonoperating income/expense in the accompanying Consolidated Statements of Comprehensive Income and are not material for the years presented.

CASH EQUIVALENTS

We classify as cash equivalents all highly liquid securities with a maturity of three months or less at the time of purchase. The carrying amount of these securities approximates fair value due to their short-term maturities.

RESTRICTED CASH

Restricted cash generally consists of cash proceeds from the sale of property held in escrow for the acquisition of replacement property under like-kind exchange agreements and cash reserved by other contractual agreements (such as asset purchase agreements) for a specified purpose and therefore not available for use for other purposes. The escrow accounts are administered by an intermediary. Cash restricted pursuant to like-kind exchange agreements remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Restricted cash is included with cash and cash equivalents in the accompanying Consolidated Statements of Cash Flows.

Part II	75

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable from customers result from our extending credit to trade customers for the purchase of our products. The terms generally provide for payment within 15 days of the month following invoice. On occasion, when necessary to conform to regional industry practices, we sell product under extended payment terms, which may result in either secured or unsecured short-term notes; or, on occasion, notes with durations of less than one year are taken in settlement of existing accounts receivable. Other accounts and notes receivable result from short-term transactions (less than one year) other than the sale of our products, such as interest receivable, insurance claims, freight claims, bid deposits or rents receivable.

Allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Bad debt expense for the years ended December 31 was as follows: 2020 — $1,091,000, 2019 — $1,426,000 and 2018 — $251,000. Write-offs of accounts receivables for the years ended December 31 were as follows: 2020 — $2,046,000, 2019 — $809,000 and 2018 — $1,291,000.

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

For additional information about inventories see Note 3.

PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment (including finance leases) are carried at cost less accumulated depreciation, depletion and amortization.

Capitalized software costs of $2,110,000 and $2,976,000 are reflected in net property, plant & equipment as of December 31, 2020 and 2019, respectively. We capitalized software costs for the years ended December 31 as follows: 2020 — $1,116,000, 2019 — $1,506,000 and 2018 — $2,213,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any related gain or loss is reflected in income.

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

Part II	76

For additional information about leases see Note 7.

DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION

Depreciation is generally computed by the straight-line method at rates based on the estimated service lives of the various classes of assets, which include machinery and equipment (3 to 35 years), buildings (7 to 20 years) and land improvements (3 to 20 years). Finance leases are amortized over varying periods not in excess of applicable lease terms or estimated useful lives. Capitalized software costs are included in machinery and equipment and are depreciated on a straight-line basis beginning when the software project is substantially complete.

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

Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in thousands	2020	2019	2018
Depreciation, Depletion, Accretion and Amortization
Depreciation	$ 315,136	$ 300,613	$ 276,814
Depletion	21,011	22,421	23,260
Accretion	12,432	10,992	10,776
Amortization of finance leases	1,616	29	472
Amortization of intangibles	46,611	40,541	34,924
Total	$ 396,806	$ 374,596	$ 346,246

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

The accounting for gains and losses that result from changes in the fair value of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationship. Changes in the fair value of interest rate swap cash flow hedges are recorded in accumulated other comprehensive income (AOCI) and are reclassified into interest expense in the same period the hedged items affect earnings. We may also enter into contracts that qualify for the normal purchases and normal sales (NPNS) exception. When a contract meets the criteria to qualify as NPNS, we apply such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of the commodity. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the consolidated financial statements is required until settlement of the contract as long as the transaction remains probable of occurring.

For additional information about derivative instruments see Note 5.

Part II	77

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

Our assets at December 31 subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
in thousands	2020	2019
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 28,058	$ 22,883
Total	$ 28,058	$ 22,883

	Level 2 Fair Value
in thousands	2020	2019
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 837	$ 1,340
Total	$ 837	$ 1,340

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

Net gains (losses) of the Rabbi Trusts’ investments were $4,469,000, $3,993,000 and $(2,741,000) for the years ended December 31, 2020, 2019 and 2018, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at December 31, 2020, 2019 and 2018 were $4,140,000, $3,729,000 and $(4,386,000), respectively.

The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Notes 5 and 6, respectively.

Part II	78

GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2020, goodwill totaled $3,172,112,000 as compared to $3,167,061,000 at December 31, 2019. Goodwill represents 27% of total assets at December 31, 2020 compared to 30% at December 31, 2019.

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

The results of the annual impairment tests performed as of November 1, 2020, 2019 and 2018 indicated that the fair values of all reporting units with goodwill substantially exceeded their carrying values. Accordingly, there were no charges for goodwill impairment in the years ended December 31, 2020, 2019 or 2018.

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

As of December 31, 2020, net property, plant & equipment represents 38% of total assets, while net other intangible assets represents 10% of total assets. During 2020, 2019 and 2018, we recorded no material losses on impairment of long-lived assets.

For additional information about long-lived assets and intangible assets see Notes 4 and 18, respectively.

Part II	79

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

Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $90,432,000 in 2020, $86,090,000 in 2019 and $78,911,000 in 2018.

Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-sales method. Pre-production stripping costs included in other noncurrent assets were $92,880,000 as of December 31, 2020 and $92,759,000 as of December 31, 2019.

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

The carrying value of these obligations was $283,163,000 as of December 31, 2020 and $210,323,000 as of December 31, 2019. For additional information about reclamation obligations (referred to in our financial statements as asset retirement obligations) see Note 17.

Part II	80

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

When we can estimate a range of probable loss, we accrue the most likely amount. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2020, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $5,905,000 — this amount does not represent our maximum exposure to loss for all environmental remediation obligations as it excludes those sites for which a range of loss cannot be reasonably estimated at this time. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates and key assumptions in response to new information, such as the kinds and quantities of hazardous substances, available technologies and changes to the parties participating in the remediation efforts. However, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

For additional information about environmental compliance costs see Note 8.

CLAIMS AND LITIGATION INCLUDING SELF-INSURANCE

We are involved with claims and litigation, including items covered under our self-insurance program. We are self-insured for losses related to workers' compensation up to $2,000,000 per occurrence and automotive and general/product liability up to $10,000,000 per occurrence. We have excess coverage on a per occurrence basis beyond these retention levels.

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

dollars in thousands	2020	2019
Self-insurance Program
Self-insured liabilities (undiscounted)	$ 75,570	$ 69,069
Insured liabilities (undiscounted)	3,661	6,431
Discount rate	0.30%	1.63%
Amounts Recognized in Consolidated
Balance Sheets
Other accounts and notes receivable	$ 595	$ 0
Investments and long-term receivables	3,585	5,931
Other current liabilities	(20,707)	(19,830)
Other noncurrent liabilities	(57,608)	(51,360)
Net liabilities (discounted)	$ (74,135)	$ (65,259)

Part II	81

Estimated payments (undiscounted and excluding the impact of related receivables) under our self-insurance program for the five years subsequent to December 31, 2020 are as follows:

in thousands
Estimated Payments under Self-insurance Program
2021	$ 22,436
2022	16,453
2023	11,492
2024	6,857
2025	3,751

Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.

For additional information about claims and litigation, see Note 12 under the caption Litigation and Environmental Matters.

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

A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2020 related to share-based awards granted to employees under our long-term incentive plans is presented below:

	Unrecognized	Expected
	Compensation	Weighted-average
dollars in thousands	Expense	Recognition (Years)
Share-based Compensation
SOSARs [1]	$ 1,605	1.3
Performance shares	10,622	1.7
Restricted shares	8,362	1.7
Total/weighted-average	$ 20,589	1.7

[1]	Stock-Only Stock Appreciation Rights (SOSARs)

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in thousands	2020	2019	2018
Employee Share-based Compensation Awards
Pretax compensation expense	$ 31,419	$ 30,067	$ 23,250
Income tax benefits	4,954	7,682	5,940

We receive an income tax deduction for share-based compensation equal to the excess of the market value of our common stock on the date of exercise or issuance over the exercise price. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are reflected as discrete income tax benefits in the period of exercise or issuance. Net excess tax benefits were recorded as reductions to our income tax expense and reflected as operating cash flows, as follows (combined federal and state): 2020 — $8,368,000; 2019 — $21,020,000 and 2018 — $20,137,000.

For additional information about share-based compensation, see Note 11 under the caption Share-based Compensation Plans.

Part II	82

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

▪EXPECTED RETURN ON PLAN ASSETS — Our expected return on plan assets is: (1) a long-term view based on our current asset allocation, and (2) a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary. For the year ended December 31, 2020, the expected return on plan assets was 5.75% for the period January 1, 2020 – November 30, 2020 and 5.25% for the period December 1, 2020 – December 31, 2020 (5.75% for 2019). The plans were remeasured at November 30, 2020 to reflect settlement accounting (due to a voluntary lump-sum settlement offer to certain fully vested plan participants) for the CMG Hourly Pension Plan and the Vulcan Materials Company (VMC) Pension Plan (the Chemicals and Salaried Pension Plans were merged to form the VMC Pension Plan effective November 30, 2020).

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

INCOME TAXES

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act provides numerous tax relief provisions and stimulus measures. A temporary favorable change to the prior year and current year limitations on interest deductions and a temporary suspension of certain payment requirements for the employer portion of Social Security taxes are the relief provisions that are expected to provide us the greatest benefit. In the first quarter of 2020, an expected cash tax benefit of $13,301,000 was recorded to account for the favorable change to the prior year limitation on interest deductions.

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

Part II	83

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

Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years before 2017. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in thousands	2020	2019	2018
Weighted-average common shares outstanding	132,578	132,300	132,393
Dilutive effect of
SOSARs	307	611	963
Other stock compensation plans	360	474	570
Weighted-average common shares outstanding,
assuming dilution	133,245	133,385	133,926

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in thousands	2020	2019	2018
Antidilutive common stock equivalents	101	105	162

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2020 presentation.

Part II	84

NEW ACCOUNTING STANDARDS

ACCOUNTING STANDARDS RECENTLY ADOPTED

DEFINED BENEFIT PLANS During the fourth quarter of 2020, we adopted Accounting Standards Update (ASU) 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU added, removed and clarified the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. As a result of this update, we modified our annual disclosure regarding our benefit plans as reflected in Note 10.

CREDIT LOSSES During the first quarter of 2020, we adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” on a retrospective basis. This ASU amended prior guidance on the impairment of financial instruments. The new guidance estimates credit losses based on expected losses, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration. The adoption of this standard did not materially impact our consolidated financial statements.

LIBOR TRANSITION In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The ASU was effective immediately for all entities and applies through December 31, 2022. For additional information, see our LIBOR transition disclosure in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Financial Resources - Debt." We continue to evaluate the effect that discontinuance of LIBOR will have on our contracts.

ACCOUNTING STANDARDS PENDING ADOPTION

CONVERTIBLE INSTRUMENTS In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which reduces the number of models used to account for convertible instruments and modifies the diluted earnings per share calculations for convertible instruments. This ASU also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives The new standard is effective as of January 1, 2022 with early adoption permitted, but no earlier than January 1, 2021. We plan to early adopt this standard as of January 1, 2021. We do not currently have any instruments or contracts that will be impacted by the new standard.

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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were as follows: 2020 — $214,343,000, 2019 — $234,099,000 and 2018 — $198,897,000.

Part II	85

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

Our segment total revenues by geographic market for the years ended December 31, 2020, 2019 and 2018 are disaggregated as follows:

	For the Year Ended December 31, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,198,169	$ 142,184	$ 263,661	$ 0	$ 1,604,014
Gulf Coast	2,165,155	178,501	71,149	7,720	2,422,525
West	580,962	471,920	48,807	0	1,101,689
Segment sales	$ 3,944,286	$ 792,605	$ 383,617	$ 7,720	$ 5,128,228
Intersegment sales	(271,402)	0	0	0	(271,402)
Total revenues	$ 3,672,884	$ 792,605	$ 383,617	$ 7,720	$ 4,856,826

	For the Year Ended December 31, 2019
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,254,748	$ 166,552	$ 261,249	$ 0	$ 1,682,549
Gulf Coast	2,117,526	194,367	66,628	8,191	2,386,712
West	618,001	494,902	67,750	0	1,180,653
Segment sales	$ 3,990,275	$ 855,821	$ 395,627	$ 8,191	$ 5,249,914
Intersegment sales	(320,811)	0	0	0	(320,811)
Total revenues	$ 3,669,464	$ 855,821	$ 395,627	$ 8,191	$ 4,929,103

	For the Year Ended December 31, 2018
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,109,489	$ 156,591	$ 257,250	$ 0	$ 1,523,330
Gulf Coast	1,821,853	131,745	71,739	8,110	2,033,447
West	582,307	444,846	73,010	0	1,100,163
Segment sales	$ 3,513,649	$ 733,182	$ 401,999	$ 8,110	$ 4,656,940
Intersegment sales	(274,071)	0	0	0	(274,071)
Total revenues	$ 3,239,578	$ 733,182	$ 401,999	$ 8,110	$ 4,382,869

[1]	The geographic markets are defined by states as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina and Texas

West market — Arizona, California and New Mexico

Part II	86

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

Freight & delivery revenues are as follows:

in thousands	2020	2019	2018
Freight & Delivery Revenues
Total revenues	$ 4,856,826	$ 4,929,103	$ 4,382,869
Freight & delivery revenues [1]	(738,482)	(747,862)	(641,815)
Total revenues excluding freight & delivery	$ 4,118,344	$ 4,181,241	$ 3,741,054

[1]	Includes freight & delivery to remote distribution sites.

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

Part II	87

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

in thousands	2020	2019	2018
Deferred Revenue
Balance at beginning of year	$ 185,339	$ 192,783	$ 199,556
Revenue recognized from deferred revenue	(7,377)	(7,444)	(6,773)
Balance at end of year	$ 177,962	$ 185,339	$ 192,783

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income in 2021 (reflected in other current liabilities in our December 31, 2020 Consolidated Balance Sheet).

NOTE 3: INVENTORIES

Inventories at December 31 are as follows:

in thousands	2020	2019
Inventories
Finished products [1]	$ 378,389	$ 391,666
Raw materials	33,780	31,318
Products in process	4,555	5,604
Operating supplies and other	31,861	29,720
Total	$ 448,585	$ 458,308

[1]	Includes inventories encumbered by volumetric production payments (see Note 2), as follows: December 31, 2020 — $2,416 thousand and December 31, 2019 — $2,861 thousand.

In addition to the inventory balances presented above, as of December 31, 2020 and December 31, 2019, we have $10,978,000 and $7,557,000, respectively, of inventory classified as long-term assets (other noncurrent assets) as we do not expect to sell the inventory within one year of their respective balance sheet dates.

We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. Inventories valued under the LIFO method total $307,656,000 at December 31, 2020 and $309,429,000 at December 31, 2019. During 2020, 2019 and 2018, inventory reductions resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on 2020 results was to decrease cost of revenues by $867,000 and increase net earnings by $646,000. The effect of the LIFO liquidation on 2019 results was to decrease cost of revenues by $1,147,000 and increase net earnings by $854,000. The effect of the LIFO liquidation on 2018 results was to increase cost of revenues by $132,000 and decrease net earnings by $99,000.

Estimated current cost exceeded LIFO cost at December 31, 2020 and 2019 by $192,974,000 and $183,181,000, respectively. In periods of increasing costs, LIFO generally results in higher cost of revenues than under FIFO. In periods of decreasing costs, the results are generally the opposite. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-affecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under first-in, first-out (FIFO) method, the approximate effect on net earnings would have been an increase of $7,292,000 in 2020, an increase of $5,462,000 in 2019 and an increase of $5,223,000 in 2018.

Part II	88

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

in thousands	2020	2019
Property, Plant & Equipment
Land and land improvements [1]	$ 3,013,327	$ 2,920,963
Buildings	145,418	141,898
Machinery and equipment	5,517,897	5,362,279
Finance leases (see Note 7)	7,796	1,677
Deferred asset retirement costs (see Note 17)	240,743	167,484
Construction in progress	176,905	154,917
Total, gross	$ 9,102,086	$ 8,749,218
Less allowances for depreciation, depletion
and amortization	4,676,087	4,433,180
Total, net	$ 4,425,999	$ 4,316,038

[1]	Includes depletable land as follows: December 31, 2020 — $1,712,059 thousand and December 31, 2019 — $1,667,642 thousand.

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in thousands	2020	2019	2018
Capitalized interest cost	$ 3,487	$ 3,896	$ 3,674
Total interest cost incurred before recognition
of the capitalized amount	139,447	134,051	141,651

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

Part II	89

This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 as follows:

in thousands	Location on Statement	2020	2019	2018
Interest Rate Hedges
Loss reclassified from AOCI
(effective portion)	Interest expense	$ (2,286)	$ (307)	$ (306)

For the 12-month period ending December 31, 2021, we estimate that $1,959,000 of the $23,943,000 net of tax loss in AOCI will be reclassified to interest expense.

NOTE 6: DEBT

Debt at December 31 is detailed as follows:

	Effective
in thousands	Interest Rates	2020	2019
Short-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0
Total short-term debt		$ 0	$ 0
Long-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0
Floating-rate notes due 2020		0	250,000
Floating-rate notes due 2021	1.11%	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000
3.50% notes due 2030	3.94%	750,000	0
7.15% notes due 2037	8.05%	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949
Other notes	0.77%	11,711	185
Total long-term debt - face value		$ 3,357,899	$ 2,846,373
Unamortized discounts and debt issuance costs		(70,224)	(62,033)
Total long-term debt - book value		$ 3,287,675	$ 2,784,340
Less current maturities		515,435	25
Total long-term debt - reported value		$ 2,772,240	$ 2,784,315
Estimated fair value of long-term debt		$ 3,443,225	$ 3,073,693

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $7,203,000 and $4,983,000, respectively, of net interest expense for these items for 2020 and 2019.

Part II	90

LINE OF CREDIT

In September 2020, we executed a new five-year unsecured line of credit of $1,000,000,000, incurring $4,632,000 of transaction costs. The line of credit contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. There are two primary negative covenants: 1) a limit on our ability to incur secured debt, and 2) a maximum ratio of debt to EBITDA of 3.50:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for four quarters). As of December 31, 2020, we were in compliance with the line of credit covenants.

Borrowings on our line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend repayment beyond twelve months. Borrowings bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.125% to 1.875%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.125% to 0.875%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.125% to 0.275% determined by our credit ratings. As of December 31, 2020, the credit margin for LIBOR borrowings was 1.250%, the credit margin for base rate borrowings was 0.250%, and the commitment fee for the unused amount was 0.150%.

In September 2020, we terminated our $750,000,000 364-day delayed draw term loan executed in April 2020. During the second quarter, we had borrowed and repaid $250,000,000 on this delayed draw term loan leaving $500,000,000 available for future borrowings prior to its termination.

As of December 31, 2020, our available borrowing capacity under the line of credit was $943,920,000. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$56,080,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $3,357,899,000 (face value) of term debt is unsecured. $3,346,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of December 31, 2020, we were in compliance with all term debt covenants.

In May 2020, we issued $750,000,000 of 3.50% senior notes due 2030. Total proceeds were $741,417,000 (net of discounts and transaction costs). $250,000,000 of the proceeds were used to retire the $250,000,000 floating rate notes due June 2020, and the remainder of the proceeds, together with cash on hand, will be used to retire the $500,000,000 floating rate notes due March 2021.

In 2018, we completed a number of financing activities resulting in gross proceeds of $850,000,000 and payments of $892,055,000. As a result of these activities, we recognized premiums of $5,608,000, transaction costs of $1,314,000 and noncash expense (acceleration of unamortized deferred transaction costs) of $466,000. The combined charge of $7,388,000 was a component of interest expense for the year ended December 31, 2018.

Part II	91

The total scheduled (principal and interest) debt payments, excluding the line of credit, for the five years subsequent to December 31, 2020 are as follows:

in thousands	Total	Principal	Interest
Scheduled Debt Payments (excluding the line of credit)
2021	$ 639,303	$ 515,435	$ 123,868
2022	122,720	457	122,263
2023	122,720	459	122,261
2024	122,720	461	122,259
2025	513,720	400,463	113,257

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $1,000,000,000 line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of December 31, 2020 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 48,982
Reclamation/restoration requirements	7,098
Total	$ 56,080

Part II	92

NOTE 7: LEASES

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, office equipment and plant equipment).

Lease right-of-use (ROU) assets and liabilities reflected on our December 31 balance sheets and the weighted-average lease term and discount rate are as follows:

in thousands	Classification on the Balance Sheet	2020	2019
Assets
Operating lease ROU assets	Operating lease right-of-use assets, net	$ 482,513	$ 441,656
Accumulated amortization		(59,385)	(33,467)
Finance lease assets	Property, plant & equipment, net	7,796	1,226
Accumulated amortization		(1,640)	(65)
Total lease assets		$ 429,284	$ 409,350
Liabilities
Current
Operating	Other current liabilities	$ 36,969	$ 29,971
Finance	Other current liabilities	2,047	430
Noncurrent
Operating	Operating lease liabilities	399,582	388,042
Finance	Other noncurrent liabilities	4,139	733
Total lease liabilities		$ 442,737	$ 419,176
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		9.5	9.9
Finance leases		4.2	2.8
Weighted-average discount rate
Operating leases		3.6%	4.3%
Finance leases		1.4%	3.0%

Our building leases have remaining noncancelable periods of 0 - 7 years and lease terms (including options to extend) of 0 - 26 years. Key factors in determining the certainty of lease renewals include the location of the building, the value of leasehold improvements and the cost to relocate. Rental payments for certain of our building leases are periodically adjusted for inflation, and this variable component is recognized as expense when incurred. Many of our building leases contain common area maintenance charges which we include in the calculation of our lease liability (the lease consideration is not allocated between the lease and non-lease components).

Our aggregates sales yard leases have remaining noncancelable periods of 0 - 28 years and lease terms of 0 - 78 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Certain aggregates sales yard lease agreements include rental payments based on a percentage of sales over contractual levels or the number of shipments received into the sales yard. Variable payments for these sales yards comprise a majority of the overall variable lease cost presented in the table below.

Our concrete and asphalt site leases have remaining noncancelable periods of 0 - 19 years and lease terms of 1 - 78 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Rental payments are generally fixed for our concrete and asphalt sites.

Our rail (car and track) leases have remaining noncancelable periods of 0 - 4 years and lease terms of 2 - 64 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed for our rail leases. The majority of our rail leases contain substitution rights that allow the supplier to replace damaged equipment. Because these rights are generally limited to either replacing railcars or moving our placement on rail track for purposes of repair or maintenance, we do not consider these substitution rights to be substantive and have recorded a lease liability and ROU asset for all leased rail.

Part II	93

Our barge leases have remaining noncancelable periods of 0 - 1 years and lease terms of 0 - 14 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed. Like our rail leases, our barge leases contain non-substantive substitution rights that are limited to replacing barges in need of repair or maintenance.

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

The components of lease expense for the years ended December 31, 2020 and 2019 are as follows:

in thousands	2020	2019
Lease Cost
Finance lease cost
Amortization of right-of-use assets	$ 1,616	$ 64
Interest on lease liabilities	(102)	(4)
Operating lease cost	58,489	56,546
Short-term lease cost [1]	30,508	35,427
Variable lease cost	12,885	13,739
Sublease income	(2,682)	(3,108)
Total lease cost	$ 100,714	$ 102,664

[1]	Our short-term leases cost includes the cost of leases with an initial term of one month or less.

Total lease expense for the year ended December 31, 2018 was $131,015,000.

Cash paid for operating leases was $54,871,000 for 2020 and $52,660,000 for 2019. Cash paid for finance leases was $102,000 for 2020 and $4,000 for 2019.

Maturity analysis on an undiscounted basis of our lease liabilities (see Note 12 for mineral lease payments) as of December 31, 2020 is as follows:

	Operating	Finance
in thousands	Leases	Leases
Maturity of Lease Liabilities
2021	$ 54,733	$ 2,134
2022	48,225	1,986
2023	41,206	1,058
2024	36,141	779
2025	36,375	349
Thereafter	565,042	50
Total minimum lease payments	$ 781,722	$ 6,356
Less: Lease payments representing interest	345,171	170
Present value of future minimum lease payments	$ 436,551	$ 6,186
Less: Current obligations under leases	36,969	2,047
Long-term lease obligations	$ 399,582	$ 4,139

Part II	94

NOTE 8: ACCRUED ENVIRONMENTAL REMEDIATION COSTS

Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (measured on an undiscounted basis) as follows:

in thousands	2020	2019
Accrued Environmental Remediation Costs
Continuing operations	$ 25,544	$ 30,429
Retained from former Chemicals business	10,971	10,972
Total	$ 36,515	$ 41,401

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $12,943,000 at December 31, 2020 and $13,567,000 at December 31, 2019. The short-term portion of these accruals is included in other current liabilities in the accompanying Consolidated Balance Sheets.

The accrued environmental remediation costs in continuing operations relate primarily to the former Florida Rock, Tarmac, and CalMat facilities acquired in 2007, 2000 and 1999, respectively. The balances noted above for the former Chemicals business relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business. Refer to Note 12 for additional discussion of contingent environmental matters.

NOTE 9: INCOME TAXES

The components of earnings from continuing operations before income taxes are as follows:

in thousands	2020	2019	2018
Earnings from Continuing Operations
before Income Taxes
Domestic	$ 732,971	$ 734,025	$ 593,446
Foreign	10,827	23,676	29,844
Total	$ 743,798	$ 757,701	$ 623,290

Income tax expense (benefit) from continuing operations consists of the following:

in thousands	2020	2019	2018
Income Tax Expense (Benefit) from
Continuing Operations
Current
Federal	$ 69,180	$ 31,234	$ 21,111
State and local	23,826	24,403	15,127
Foreign	942	3,304	4,278
Total	$ 93,948	$ 58,941	$ 40,516
Deferred
Federal	$ 50,890	$ 67,810	$ 59,216
State and local	10,798	8,660	8,369
Foreign	167	(213)	(2,652)
Total	$ 61,855	$ 76,257	$ 64,933
Total expense	$ 155,803	$ 135,198	$ 105,449

Part II	95

Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate to earnings from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

dollars in thousands	2020		2019		2018
Income tax expense at the federal
statutory tax rate	$ 156,198	21.0%	$ 159,117	21.0%	$ 130,891	21.0%
Expense (Benefit) from
Income Tax Differences
Statutory depletion	(24,728)	-3.3%	(23,006)	-3.0%	(21,733)	-3.5%
State and local income taxes, net of federal
income tax benefit	27,352	3.7%	26,119	3.4%	18,562	3.0%
Share-based compensation	(6,877)	-0.9%	(17,277)	-2.3%	(16,551)	-2.7%
Uncertain tax positions	1,380	0.2%	1,822	0.2%	(6,402)	-1.0%
Transition tax	0	0.0%	0	0.0%	595	0.1%
Research and development credit	(2,650)	-0.4%	(9,490)	-1.3%	0	0.0%
Other, net	5,128	0.6%	(2,087)	-0.2%	87	0.0%
Total income tax expense/
Effective tax rate	$ 155,803	20.9%	$ 135,198	17.8%	$ 105,449	16.9%

Deferred taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in thousands	2020	2019
Deferred Tax Assets Related to
Employee benefits	$ 21,874	$ 29,996
Incentive compensation	58,194	66,488
Asset retirement obligations & other reserves	58,327	55,033
State net operating losses	67,756	67,354
Other	25,362	44,169
Total gross deferred tax assets	$ 231,513	$ 263,040
Valuation allowance	(32,512)	(29,650)
Total net deferred tax asset	$ 199,001	$ 233,390
Deferred Tax Liabilities Related to
Property, plant & equipment	$ 622,897	$ 590,075
Goodwill/other intangible assets	252,209	238,712
Other	29,945	37,642
Total deferred tax liabilities	$ 905,051	$ 866,429
Net deferred tax liability	$ 706,050	$ 633,039

Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. At December 31, 2020, we have Alabama state net operating loss (NOL) carryforward deferred tax assets of $64,307,000, against which we have a valuation allowance of $29,236,000. Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

In February 2021, the Alabama Business Competitiveness Act (the Act) was signed into law. This Act contained a provision that requires most taxpayers to change from a three-factor, double-weighted sales method to a single-sales factor method to apportion income to Alabama. This provision was effective as of January 1, 2021 and likely will result in a substantial reduction in our apportionment of income to Alabama; thereby, further inhibiting our ability to utilize our Alabama NOL carryforward. In the first quarter of 2021, we will assess the impact of the Act to our Alabama NOL carryforward and adjust our valuation allowance accordingly.

Part II	96

Changes in our liability for unrecognized tax benefits for the years ended December 31 are as follows:

in thousands	2020	2019	2018
Unrecognized tax benefits as of January 1	$ 5,442	$ 3,661	$ 11,643
Increases for tax positions related to
Prior years	353	273	0
Current year	1,884	3,224	698
Decreases for tax positions related to
Prior years	0	0	(655)
Expiration of applicable statute of limitations	(862)	(1,716)	(8,025)
Unrecognized tax benefits as of December 31	$ 6,817	$ 5,442	$ 3,661

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties recognized as income tax expense (benefit) were $36,000 in 2020, $(11,000) in 2019 and $(1,477,000) in 2018. The balance of accrued interest and penalties included in our liability for unrecognized tax benefits as of December 31 was $336,000 in 2020, $301,000 in 2019 and $312,000 in 2018. Our liability for unrecognized tax benefits at December 31 in the table above includes $6,641,000 in 2020, $5,292,000 in 2019 and $3,481,000 in 2018 that would affect the effective tax rate if recognized. We anticipate no single tax position generating a significant increase in our liability for unrecognized tax benefits within 12 months of this reporting date.

As of December 31, 2020, income tax receivables of $5,314,000 and $938,000 are included in other accounts and notes receivable and other current assets, respectively, in the accompanying Consolidated Balance Sheet. There were similar receivables of $299,000 recorded in other current assets as of December 31, 2019.

Part II	97

NOTE 10: BENEFIT PLANS

PENSION PLANS

We sponsor two qualified, noncontributory defined benefit pension plans, the Vulcan Materials Company Pension Plan (VMC Pension Plan) and the CMG Hourly Pension Plan (CMG Pension Plan). The VMC Pension Plan has been closed to new entrants since 2007 and benefit accruals, based on salaries or wages and years of service, ceased in 2005 for hourly participants and 2013 for salaried participants. The CMG Pension Plan is closed to new entrants other than through one small union and benefits continue to accrue equal to a flat dollar amount for each year of service.

In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. The projected benefit obligation presented in the table below includes $67,241,000 and $70,298,000 related to these unfunded, nonqualified pension plans for 2020 and 2019, respectively.

At November 30, 2020, the plans were remeasured to reflect settlement accounting for the CMG Pension Plan and the VMC Pension Plan as a result of voluntary lump sum distributions to certain fully vested plan participants.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2020	2019
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 1,090,893	$ 958,936
Service cost	4,899	4,995
Interest cost	29,335	37,640
Actuarial loss	89,109	141,922
Benefits paid	(154,691)	(52,600)
Projected benefit obligation at end of year	$ 1,059,545	$ 1,090,893
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 949,007	$ 836,770
Actual return on plan assets	141,155	155,955
Employer contribution	8,819	8,882
Benefits paid	(154,691)	(52,600)
Fair value of assets at end of year	$ 944,290	$ 949,007
Funded status	(115,255)	(141,886)
Net amount recognized	$ (115,255)	$ (141,886)
Amounts Recognized in the Consolidated
Balance Sheets
Noncurrent assets	$ 0	$ 9,056
Current liabilities	(8,060)	(8,579)
Noncurrent liabilities	(107,195)	(142,363)
Net amount recognized	$ (115,255)	$ (141,886)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$ 230,452	$ 268,483
Prior service cost	5,148	6,488
Total amount recognized	$ 235,600	$ 274,971

Part II	98

The following table sets forth the pension plans for which their accumulated benefit obligation (ABO) or projected benefit obligation (PBO) exceeds the fair value of their respective plan assets at December 31:

in thousands	2020	2019
Pension plans with ABO in excess of plan assets
Accumulated benefit obligation	$ 1,058,645	$ 1,009,224
Fair value of assets	944,290	858,936
Pension plans with PBO in excess of plan assets
Projected benefit obligation	$ 1,059,545	$ 1,009,877
Fair value of assets	944,290	858,936

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

dollars in thousands	2020	2019	2018
Components of Net Periodic Pension
Benefit Cost
Service cost	$ 4,899	$ 4,995	$ 5,716
Interest cost	29,335	37,640	35,503
Expected return on plan assets	(48,599)	(47,751)	(59,188)
Settlement charge	22,740	0	0
Amortization of prior service cost	1,340	1,340	1,340
Amortization of actuarial loss	11,845	5,433	9,826
Net periodic pension benefit cost (credit)	$ 21,560	$ 1,657	$ (6,803)
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial loss (gain)	$ (3,446)	$ 33,717	$ (555)
Prior service cost	0	0	0
Reclassification of prior service cost	(1,340)	(1,340)	(1,340)
Reclassification of actuarial loss	(34,585)	(5,433)	(9,826)
Amount recognized in other comprehensive
income	$ (39,371)	$ 26,944	$ (11,721)
Amount recognized in net periodic pension
benefit cost and other comprehensive
income	$ (17,811)	$ 28,601	$ (18,524)
Assumptions
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate — PBO	3.22%	4.39%	3.72%
Discount rate — service cost (12/31/19 / 11/30/20)	3.49% / 2.89%	4.59%	3.90%
Discount rate — interest cost	2.78%	4.02%	3.35%
Expected return on plan assets (12/31/19 / 11/30/20)	5.75% / 5.25%	5.75%	7.00%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	2.57%	3.28%	4.39%

Part II	99

Plan assets are invested according to an investment policy that allocates investments to return seeking assets and liability hedging assets based on the plans’ funded ratio (fair value of assets/PBO). At December 31, 2020 and 2019, the total pension asset allocation was approximately 50% return seeking and 50% liability hedging. Return seeking assets include index and actively managed mutual funds and collective investment trusts that hold public equity securities (less than 1% of the plans’ assets are in private equity and debt securities via private partnerships). Liability hedging assets include money market securities, inflation linked debt securities, public corporate debt securities, and government debt securities that are actively managed to match the duration of the plans’ liabilities.

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

The fair values and net asset values of our pension plan assets at December 31, 2020 and 2019 are in the tables below. The assets in the common/collective trusts and in the private partnerships consist of both return seeking and liability hedging investments.

Fair Value Measurements at December 31, 2020

in thousands	Level 1	Level 2	Level 3	Total
Asset Category
Debt funds	$ 0	$ 456,238	$ 0	$ 456,238
Equity funds	16	115,779	0	115,795
Investments in the fair value hierarchy	$ 16	$ 572,017	$ 0	$ 572,033
Interest in common/collective trusts (at NAV)				367,105
Private partnerships (at NAV)				5,152
Total pension plan assets				$ 944,290

Fair Value Measurements at December 31, 2019

in thousands	Level 1	Level 2	Level 3	Total
Asset Category
Debt funds	$ 0	$ 435,692	$ 0	$ 435,692
Equity funds	549	120,253	0	120,802
Investments in the fair value hierarchy	$ 549	$ 555,945	$ 0	$ 556,494
Interest in common/collective trusts (at NAV)				387,785
Private partnerships (at NAV)				4,728
Total pension plan assets				$ 949,007

Part II	100

The following describes the types of investments included in each asset category listed in the tables above and the valuation techniques we used to determine the fair values or net asset values as of December 31, 2020 and 2019.

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

The private partnerships category consists of various venture capital funds, mezzanine debt funds and leveraged buyout funds. The NAV of these investments has been estimated based on methods employed by the general partners, including reference to third-party transactions and valuations of comparable companies.

Total employer contributions to the pension plans are presented below:

in thousands	Pension
Employer Contributions
2018	$ 109,631
2019	8,882
2020	8,819
2021 (estimated)	8,060

For our qualified pension plans, we made discretionary contributions of $100,000,000 during 2018, and made no contributions during 2020 and 2019. We do not anticipate making contributions to our qualified pension plans in 2021. For our nonqualified pension plans, we contributed $8,819,000, $8,882,000 and $9,631,000 during 2020, 2019 and 2018, respectively, and expect to contribute $8,060,000 during 2021.

Part II	101

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Pension
Estimated Future Benefit Payments
2021	$ 55,333
2022	56,968
2023	57,558
2024	58,019
2025	56,217
2026-2030	279,537

We contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. The risks of participating in multiemployer plans differ from single employer plans as follows:

▪assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers

▪if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers

▪if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

None of the multiemployer pension plans that we participate in are individually significant. Our contributions to individual multiemployer pension plans did not exceed 5% of the plans’ total contributions in the three years ended December 31, 2020, 2019 and 2018. Total contributions to multiemployer pension plans were $10,277,000 in 2020, $10,385,000 in 2019 and $10,081,000 in 2018.

As of December 31, 2020, a total of 8.2% of our domestic hourly labor force was covered by collective-bargaining agreements. Of such employees covered by collective-bargaining agreements, 14.0% were covered by agreements that expire in 2021. We also employed 339 union employees in Mexico who are covered by a collective-bargaining agreement that will expire in 2021. None of our union employees in Mexico participate in multiemployer pension plans.

In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2020 and 2019. The accrued costs for the supplemental retirement plan were $2,525,000 at December 31, 2020 and $1,069,000 at December 31, 2019.

Part II	102

POSTRETIREMENT PLANS

In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. In 2012, we amended our postretirement healthcare plan to cap our portion of the medical coverage cost at the 2015 level (as a result, the accumulated benefit obligation equals the projected benefit obligation). Substantially all our salaried employees and, where applicable, certain of our hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, Company-provided healthcare benefits end when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first.

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in thousands	2020	2019
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 41,187	$ 40,834
Service cost	1,520	1,317
Interest cost	969	1,388
Actuarial (gain) loss	(5,111)	2,677
Benefits paid	(4,682)	(5,029)
Projected benefit obligation at end of year	$ 33,883	$ 41,187
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 0	$ 0
Actual return on plan assets	0	0
Fair value of assets at end of year	$ 0	$ 0
Funded status	$ (33,883)	$ (41,187)
Net amount recognized	$ (33,883)	$ (41,187)
Amounts Recognized in the Consolidated
Balance Sheets
Current liabilities	$ (4,471)	$ (5,339)
Noncurrent liabilities	(29,412)	(35,848)
Net amount recognized	$ (33,883)	$ (41,187)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial gain	$ (19,003)	$ (14,642)
Prior service credit	(3,656)	(7,575)
Total amount recognized	$ (22,659)	$ (22,217)

Part II	103

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in thousands	2020	2019	2018
Components of Net Periodic Postretirement
Benefit Cost
Service cost	$ 1,521	$ 1,317	$ 1,358
Interest cost	969	1,388	1,240
Amortization of prior service credit	(3,919)	(3,919)	(3,962)
Amortization of actuarial gain	(806)	(1,309)	(1,298)
Net periodic postretirement benefit credit	$ (2,235)	$ (2,523)	$ (2,662)
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial (gain) loss	$ (5,168)	$ 2,673	$ 835
Reclassification of prior service credit	3,919	3,919	3,962
Reclassification of actuarial gain	806	1,309	1,298
Amount recognized in other comprehensive
income	$ (443)	$ 7,901	$ 6,095
Amount recognized in net periodic
postretirement benefit cost and other
comprehensive income	$ (2,678)	$ 5,378	$ 3,433
Assumptions
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate — PBO	2.84%	4.01%	3.34%
Discount rate — service cost	3.09%	4.23%	3.56%
Discount rate — interest cost	2.42%	3.63%	2.90%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	2.09%	2.84%	4.01%

Total employer contributions to the postretirement plans are presented below:

in thousands	Postretirement
Employer Contributions
2018	$ 6,099
2019	5,029
2020	4,682
2021 (estimated)	4,471

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.

Part II	104

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in thousands	Postretirement
Estimated Future Benefit Payments
2021	$ 4,471
2022	3,951
2023	3,688
2024	3,358
2025	3,054
2026–2030	11,023

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in thousands	Postretirement
Participants Contributions
2018	$ 1,984
2019	2,239
2020	2,553

PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS

Each year, we review our assumptions for discount rates (used for PBO, service cost, and interest cost calculations) and the expected return on plan assets. Due to plan changes made in 2012 and 2013, annual pay increases and the per capita cost of healthcare benefits do not materially impact plan obligations.

We use a high-quality bond full yield curve approach (specific spot rates for each annual expected cash flow) to establish the discount rates at each measurement date. At December 31, 2020, the discount rates used were as follows:

▪PBO for various plans – ranged from 1.55% to 2.72% (December 31, 2019 ranged from 2.67% to 3.37%)

▪Service cost – weighted average of 2.92% and 3.09%, respectively, for our pension plans and our other postretirement plans (2019 figures were 4.59% and 4.23%, respectively)

▪Interest cost – weighted average of 2.78% and 2.42%, respectively, for our pension plans and our other postretirement plans (2019 figures were 4.02% and 3.63%, respectively)

Our expected return on plan assets is: (1) a long-term view based on our current asset allocation, and (2) a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary. The expected return on plan assets used to measure plan benefit costs was 5.75% for the period January 1, 2020 – November 30, 2020 and 5.25% for the period December 1, 2020 – December 31, 2020 (5.75% in 2019). For 2021, we set the expected return on plan assets to 5.25%.

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $50,772,000 in 2020, $53,853,000 in 2019 and $40,718,000 in 2018.

Part II	105

NOTE 11: INCENTIVE PLANS

SHARE-BASED COMPENSATION PLANS

Our 2016 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of performance shares, restricted shares, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and nonemployee directors. The maximum number of shares that may be issued under the Plan is 8,000,000, of which 6,331,687 shares remain under this authorization.

PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of the number of units awarded on the date of grant. Payment is based upon the outcome of performance and/or market conditions. Awards vest on December 31 of the third year after date of grant. Vesting is accelerated upon death, disability, or change of control and the awards become non-forfeitable upon reaching retirement age — all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to performance share awards amounted to $17,798,000 in 2020, $18,236,000 in 2019 and $13,656,000 in 2018.

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2020:

	Target	Weighted-average
	Number	Grant Date
	of Shares	Fair Value
Performance Shares
Nonvested at January 1, 2020	244,904	$ 113.55
Granted	117,740	133.95
Vested	(112,302)	117.19
Canceled/forfeited	(6,483)	120.66
Nonvested at December 31, 2020	243,859	$ 121.53

During 2019 and 2018, the weighted-average grant date fair value of performance shares granted was $110.39 and $117.20, respectively.

The aggregate values for distributed performance share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed performance shares for the years ended December 31 are as follows:

in thousands	2020	2019	2018
Aggregate value of distributed
performance shares	$ 38,841	$ 33,169	$ 53,721

Part II	106

RESTRICTED SHARES — Each restricted share unit is equal to and paid in one share of our common stock, but carries no voting or dividend rights. Awards vest on the third anniversary of the grant date. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to restricted share awards amounted to $9,766,000 in 2020, $7,789,000 in 2019 and $4,831,000 in 2018.

The fair value of restricted shares is estimated as of the date of grant based on the stock price adjusted for dividends foregone. The following table summarizes the activity for nonvested restricted share units during the year ended December 31, 2020:

		Weighted-average
	Number	Grant Date
	of Shares	Fair Value
Restricted Stock Units
Nonvested at January 1, 2020	211,930	$ 108.34
Granted	82,271	133.95
Vested	(86,302)	102.12
Canceled/forfeited	(7,746)	119.63
Nonvested at December 31, 2020	200,153	$ 121.11

During 2019 and 2018, the weighted-average grant date fair value of restricted shares granted was $110.39 and $117.20, respectively.

The aggregate values for distributed restricted share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed restricted shares for the years ended December 31 are as follows:

in thousands	2020	2019	2018
Aggregate value of distributed
restricted shares	$ 12,210	$ 2,417	$ 1,345

STOCK-ONLY STOCK APPRECIATION RIGHTS (SOSARs) — SOSARs granted have an exercise price equal to the market value of our underlying common stock on the date of grant. The SOSARs vest ratably over 3 years and expire 10 years subsequent to the date of grant. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested awards are forfeited upon termination for any other reason.

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

	2020	2019	2018
SOSARs
Fair value	$ 40.91	$ 38.90	$ 43.72
Risk-free interest rate	1.50%	2.62%	2.90%
Dividend yield	0.71%	0.87%	1.39%
Volatility	25.74%	27.23%	31.49%
Expected term (years)	9.00	9.00	9.00

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

Part II	107

A summary of our SOSAR activity as of December 31, 2020 and changes during the year are presented below:

			Weighted-average
			Remaining	Aggregate
	Number	Weighted-average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Life (Years)	(in thousands)
SOSARs
Outstanding at January 1, 2020	944,599	$ 76.84
Granted	75,300	133.95
Exercised	(229,993)	48.16
Forfeited or expired	(1,470)	43.05
Outstanding at December 31, 2020	788,436	$ 90.72	5.03	$ 44,106
Exercisable at December 31, 2020	641,613	$ 82.84	4.23	$ 40,949

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money SOSARs) that would have been received by the option holders had all SOSARs been exercised on December 31, 2020. These values change based on the fair market value of our common stock. The aggregate intrinsic values of SOSARs exercised for the years ended December 31 are as follows:

in thousands	2020	2019	2018
Aggregate intrinsic value of SOSARs exercised	$ 22,273	$ 74,838	$ 49,248

The following table presents cash and stock consideration received and tax benefit realized from SOSAR exercises and compensation cost recorded referable to SOSARs for the years ended December 31:

in thousands	2020	2019	2018
SOSARs
Cash and stock consideration received
from exercises	$ 0	$ 0	$ 0
Tax benefit from exercises	5,693	29,000	19,083
Compensation cost	3,855	4,042	4,763

NONEMPLOYEE DIRECTOR AWARDS — In addition to the share-based compensation plans for employees discussed above, we issue a limited number of stock units to our nonemployee directors annually. Expense provisions referable to nonemployee director stock units amounted to $1,572,000 in 2020, $1,776,000 in 2019 and $1,965,000 in 2018.

CASH-BASED COMPENSATION PLANS

We have incentive plans under which cash awards may be made annually. Expense provisions under these plans referable to awards to officers and certain employees amounted to $42,138,000 in 2020, $40,847,000 in 2019 and $36,969,000 in 2018.

Part II	108

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have commitments in the form of unconditional purchase obligations as of December 31, 2020. These include commitments for the purchase of property, plant & equipment of $6,947,000 and commitments for noncapital purchases of $46,165,000. These commitments are due as follows:

Unconditional
Purchase
in thousands	Obligations
Property, Plant & Equipment
2021	$ 6,947
Thereafter	0
Total	$ 6,947
Noncapital (primarily transportation and electricity contracts)
2021	$ 16,005
2022–2023	15,106
2024–2025	4,054
Thereafter	11,000
Total	$ 46,165

Expenditures for noncapital purchases totaled $87,438,000 in 2020, $87,044,000 in 2019 and $56,674,000 in 2018.

We have commitments in the form of minimum royalties under mineral leases as of December 31, 2020 in the amount of $265,560,000, due as follows:

Mineral
in thousands	Leases
Minimum Royalties
2021	$ 27,210
2022–2023	43,491
2024–2025	27,712
Thereafter	167,147
Total	$ 265,560

Expenditures for royalties under mineral leases totaled $81,549,000 in 2020, $84,782,000 in 2019 and $76,761,000 in 2018.

As of December 31, 2020, we were contingently liable for $835,819,000 within 522 surety bonds underwritten by various surety companies. These bonds guarantee our performance and are required primarily by states and municipalities and their related agencies. The top five in amount totaled $206,015,000 (25%) and were for certain construction contracts and reclamation obligations. We have agreed to indemnify the underwriting companies against any exposure under the surety bonds. No material claims have been made against our surety bonds.

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 2. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As described in Note 1 under the caption Claims and Litigation Including Self-Insurance, our net liabilities for our self-insurance program totaled $74,135,000 as of December 31, 2020.

As summarized by purpose in Note 6, our standby letters of credit totaled $56,080,000 as of December 31, 2020.

As outlined in Note 7, our present value of future minimum (nonmineral) lease payments totaled $442,737,000 as of December 31, 2020.

As described in Note 9, our liability for unrecognized tax benefits is $6,817,000 as of December 31, 2020.

As described in Note 17, our asset retirement obligations totaled $283,163,000 as of December 31, 2020.

Part II	109

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

In August 2017, the EPA informed certain members of the CPG, including Vulcan, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy. This voluntary allocation process is intended to establish an impartial third-party expert recommendation that may be considered by the government and the participants as the basis of possible settlements. The final allocation recommendations, which are subject to confidentiality provisions, were submitted to the EPA for its review and consideration in late December 2020. It is unknown when the EPA might respond or whether it will seek further information. The allocator’s recommendation with respect to Vulcan, if ultimately adopted, would be within the immaterial loss recorded for this matter in 2015.

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

Part II	110

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

A bench trial (judge only) began in September 2017 and ended in October 2017 in the pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a damages phase of the trial to be held at a later date. In December 2017, the judge issued a ruling on the allocation of fault among the three defendants as follows: Occidental 50%, Texas Brine 35% and Vulcan 15%. This ruling was appealed by the parties. In December 2020, the Louisiana Court of Appeal, First Circuit issued its Notice of Judgement and Disposition in one of the pipeline cases reversing in part and amending the trial court judgment to reallocate 20% of the fault from Occidental to Texas Brine, with the result that 30% of the fault is now allocated to Occidental and 55% of the fault is now allocated to Texas Brine. The Court of Appeal affirmed the 15% fault allocation to Vulcan. The Court of Appeal made various other findings, including findings related to the arbitrability of certain claims between Occidental and Texas Brine. In January 2021, Texas Brine applied to the Court of Appeal for a rehearing regarding whether Occidental waived arbitration rights. Vulcan anticipates that one or more of the parties will seek review of the Court of Appeal’s decision by the Louisiana Supreme Court following disposition of Texas Brine’s rehearing application.

We have settled all except two outstanding cases, and our insurers to date have funded these settlements in excess of our self-insured retention amount. The remaining cases involve Texas Brine and the State of Louisiana. Discovery remains ongoing, and we cannot reasonably estimate a range of liability pertaining to these open cases at this time.

Part II	111

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

Following an onsite and offsite investigation and pilot scale testing, the RWQCB approved a corrective action that includes leachate recovery, storm water capture and conveyance improvements, and a groundwater pump, treat and reinjection system. Certain on-site source control measures have been implemented. The groundwater treatment system reached mechanical completion in late 2020 and is currently in a shakedown testing period. Operation testing is expected to be completed in early 2021 and will be followed by full system operation. Currently-anticipated costs of these on-site source control activities have been fully accrued.

We are also engaged in an ongoing dialogue with the EPA, Honeywell, and the Los Angeles Department of Water and Power (LADWP) regarding the potential contribution of the Hewitt Landfill to groundwater contamination in the North Hollywood Operable Unit (NHOU) of the San Fernando Valley Superfund Site.

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) well field located within the NHOU. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for collection of data in support of our evaluation of the need for an offsite remedy. In addition, this evaluation was expanded as part of the PDI to include the evaluation of a remedy in light of a new project by LADWP at the Rinaldi-Toluca (RT) wellfield. PDI investigative activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a Draft PDI Evaluation Report to the EPA. The PDI Evaluation Report summarizes data collection activities conducted pursuant to the Draft PDI Work Plan and provides model updates and evaluation of remediation alternatives for offsite areas. EPA provided an initial set of comments on the Draft PDI Evaluation Report in May 2019 and a final set of comments in October 2020. The final set of comments includes a request for Vulcan to revise and develop a Final PDI Evaluation Report. The final comments further provide, if Vulcan agrees, a proposal for an alternative approach for offsite remediation (as opposed to installation of offsite extraction wells) and development of a Supplemental PDI Evaluation Report that would require the EPA to modify the remedy in the 2009 ROD as it relates to the Hewitt Landfill. In December 2020, Vulcan submitted the Final PDI Evaluation Report, which includes edits to the Draft PDI Evaluation Report and responses to EPA’s comments. Until the EPA’s review and approval of the Final PDI Evaluation Report and any Supplemental PDI Evaluation Report on remedial alternative(s) is complete and an effective remedy has been agreed upon, we cannot identify an appropriate remedial action that will be required under the AOC. Given the various stakeholders involved and the uncertainties relating to remediation alternatives, we cannot reasonably estimate a loss pertaining to Vulcan’s responsibility for future remedial action required by the EPA.

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

Part II	112

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

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $300,000 (which threshold was $100,000 prior to November 9, 2020). We previously disclosed that, in June 2019, we received a draft administrative order from the EPA to settle alleged violations of the Clean Water Act at one of our aggregates sites. In November 2020, we reached a settlement with the EPA regarding this matter, under which we paid a civil penalty of $68,000.

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

Part II	113

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

There were no shares held in treasury as of December 31, 2020, 2019 and 2018.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the years ended December 31 are summarized below:

in thousands, except average cost	2020	2019	2018
Shares Purchased and Retired
Number	214	19	1,192
Total purchase price	$ 26,132	$ 2,602	$ 133,983
Average cost per share	$ 121.92	$ 139.90	$ 112.41

As of December 31, 2020, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Dividends for the years ended December 31 were as follows:

in thousands, except per share data	2020	2019	2018
Dividends
Cash dividends	$ 180,216	$ 163,973	$ 148,109
Cash dividends per share	$ 1.36	$ 1.24	$ 1.12

Part II	114

NOTE 14: OTHER COMPREHENSIVE INCOME

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, at December 31, are as follows:

in thousands	2020	2019	2018
AOCI
Interest rate hedges	$ (23,943)	$ (10,953)	$ (11,180)
Pension and postretirement plans	(157,362)	(186,785)	(161,035)
Total	$ (181,305)	$ (197,738)	$ (172,215)

Changes in AOCI, net of tax, for the three years ended December 31, 2020 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances at December 31, 2017	$ (11,438)	$ (138,028)	$ (149,466)
Released stranded tax effects ASU 2018-02	(2,464)	(27,165)	(29,629)
Balances at January 1, 2018, due to reclassification	$ (13,902)	$ (165,193)	$ (179,095)
Other comprehensive income (loss)
before reclassifications	2,496	(207)	2,289
Amounts reclassified from AOCI	226	4,365	4,591
Net OCI changes	2,722	4,158	6,880
Balances at December 31, 2018	$ (11,180)	$ (161,035)	$ (172,215)
Other comprehensive income (loss)
before reclassifications	0	(26,892)	(26,892)
Amounts reclassified from AOCI	227	1,142	1,369
Net OCI changes	227	(25,750)	(25,523)
Balances at December 31, 2019	$ (10,953)	$ (186,785)	$ (197,738)
Other comprehensive income (loss)
before reclassifications	(14,679)	6,366	(8,313)
Amounts reclassified from AOCI	1,689	23,057	24,746
Net OCI changes	(12,990)	29,423	16,433
Balances at December 31, 2020	$ (23,943)	$ (157,362)	$ (181,305)

Amounts reclassified from AOCI to earnings, are as follows:

in thousands	2020	2019	2018
Amortization of Interest Rate Hedge Losses
Interest expense	$ 2,286	$ 307	$ 306
Benefit from income taxes	(597)	(80)	(80)
Total	$ 1,689	$ 227	$ 226
Amortization of Pension and Postretirement Plan
Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 31,200	$ 1,545	$ 5,906
Benefit from income taxes	(8,143)	(403)	(1,541)
Total	$ 23,057	$ 1,142	$ 4,365
Total reclassifications from AOCI to earnings	$ 24,746	$ 1,369	$ 4,591

Part II	115

NOTE 15: SEGMENT REPORTING

We have four operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Management reviews earnings from these reporting segments principally at the gross profit level.

The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services. During 2020, the Aggregates segment principally served markets in twenty states, Washington D.C. and Mexico with a full line of aggregates, and thirteen additional states with railroad ballast. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available.

The Asphalt segment produces and sells asphalt mix in six states: Alabama, Arizona, California, New Mexico, Tennessee and Texas, and includes asphalt construction paving in three states: Alabama, Tennessee and Texas. We entered the Alabama asphalt market in 2018 through an acquisition (see Note 19).

The Concrete segment produces and sells ready-mixed concrete in four states: California, Maryland, Texas and Virginia, in addition to Washington D.C. In 2020 and 2018, we exited the New Mexico and Georgia ready-mixed concrete markets, respectively, through divestitures (see Note 19).

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

The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Total domestic revenues were $4,845,863,000 in 2020, $4,912,972,000 in 2019 and $4,365,309,000 in 2018. Nondomestic Aggregates segment revenues were $10,963,000 in 2020, $16,131,000 in 2019 and $17,560,000 in 2018; there were no significant nondomestic revenues in our Asphalt, Concrete or Calcium segments. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $261,574,000 in 2020, $274,439,000 in 2019 and $278,520,000 in 2018. Equity method investments of $26,524,000 in 2020, $50,587,000 in 2019 and $39,395,000 in 2018 are included below in the identifiable assets for the Aggregates segment and in investments and long-term receivables on the accompanying Consolidated Balance Sheets.

Part II	116

SEGMENT FINANCIAL DISCLOSURE

in thousands	2020	2019	2018
Total Revenues
Aggregates [1]	$ 3,944,286	$ 3,990,275	$ 3,513,649
Asphalt [2]	792,605	855,821	733,182
Concrete	383,617	395,627	401,999
Calcium	7,720	8,191	8,110
Segment sales	$ 5,128,228	$ 5,249,914	$ 4,656,940
Aggregates intersegment sales	(271,402)	(320,811)	(274,071)
Total revenues	$ 4,856,826	$ 4,929,103	$ 4,382,869
Gross Profit
Aggregates	$ 1,159,178	$ 1,146,649	$ 991,858
Asphalt	75,233	63,023	56,480
Concrete	44,159	43,151	49,893
Calcium	2,911	3,078	2,714
Total	$ 1,281,481	$ 1,255,901	$ 1,100,945
Depreciation, Depletion, Accretion & Amortization (DDA&A)
Aggregates	$ 321,127	$ 305,046	$ 281,641
Asphalt	34,956	35,199	31,290
Concrete	16,010	13,620	12,539
Calcium	189	232	272
Other	24,524	20,499	20,504
Total	$ 396,806	$ 374,596	$ 346,246
Capital Expenditures [3]
Aggregates	$ 331,893	$ 383,406	$ 422,175
Asphalt	19,803	9,095	38,154
Concrete	11,664	11,641	12,291
Calcium	0	31	22
Corporate	0	175	2,587
Total	$ 363,360	$ 404,348	$ 475,229
Identifiable Assets [4]
Aggregates	$ 9,459,185	$ 9,334,218	$ 8,887,749
Asphalt	573,059	558,386	527,226
Concrete	305,523	325,102	266,581
Calcium	3,345	3,653	3,942
Total identifiable assets	$ 10,341,112	$ 10,221,359	$ 9,685,498
General corporate assets	147,780	152,928	102,228
Cash and cash equivalents and restricted cash	1,198,013	274,506	44,404
Total assets	$ 11,686,905	$ 10,648,793	$ 9,832,130

[1]	Includes product sales, as well as freight & delivery costs that we pass along to our customers, and service revenues (see Note 2) related to aggregates.
[2]	Includes product sales, as well as service revenues (see Note 2) from our asphalt construction paving business.
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

Part II	117

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in thousands	2020	2019	2018
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 129,182	$ 129,224	$ 128,217
Income taxes	95,934	56,812	(65,968)
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property,
plant & equipment	$ 55,904	$ 57,309	$ 37,116
Recognition of new asset retirement obligations	353	263	20
Right-of-use assets obtained in exchange for new
Operating lease liabilities [1]	49,586	444,547	0
Finance lease liabilities [1]	6,631	1,227	0
Amounts referable to business acquisitions
Liabilities assumed	5,879	4,373	5,405
Consideration payable to seller	8,980	0	4,500
Fair value of noncash assets and liabilities exchanged	21,213	0	0
Debt issued for purchases of property, plant & equipment	2,571	0	0

[1]	The 2019 amount includes the initial right-of-use assets resulting from our adoption of ASU 2016-02, “Leases.”

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

We record all AROs for which we have legal obligations for land reclamation at estimated fair value. These AROs relate to our underlying land parcels, including both owned properties and mineral leases. For the years ended December 31, we recognized ARO operating costs related to accretion of the liabilities and depreciation of the assets as follows:

in thousands	2020	2019	2018
ARO Operating Costs
Accretion	$ 12,432	$ 10,992	$ 10,776
Depreciation	8,592	7,075	6,034
Total	$ 21,024	$ 18,067	$ 16,810

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs for the years ended December 31 are as follows:

in thousands	2020	2019
Asset Retirement Obligations
Balance at beginning of year	$ 210,323	$ 225,726
Liabilities incurred	353	263
Liabilities settled	(12,820)	(12,457)
Accretion expense	12,432	10,992
Revisions, net	72,875	(14,201)
Balance at end of year	$ 283,163	$ 210,323

Part II	118

ARO liabilities settled during 2020 and 2019 include $2,563,000 and $3,354,000, respectively, of reclamation activities required under a development agreement and conditional use permits at two adjacent aggregates sites on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of 90 acres of previously mined property to conditions suitable for commercial and retail development.

ARO revisions during 2020 primarily include increases in estimated costs at two aggregates locations, including reclamation activities required under a development agreement at an aggregates site on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of previously mined property to conditions suitable for retail and commercial development.

NOTE 18: GOODWILL AND INTANGIBLE ASSETS

Acquired identifiable intangible assets are classified into three categories: (1) goodwill, (2) intangible assets with finite lives subject to amortization and (3) intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually.

GOODWILL

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the years ended December 31, 2020, 2019 and 2018. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment for the three years ended December 31, 2020 are shown below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2018	$ 3,073,763	$ 91,633	$ 0	$ 0	$ 3,165,396
Goodwill of acquired businesses [1]	1,665	0	0	0	1,665
Totals at December 31, 2019	$ 3,075,428	$ 91,633	$ 0	$ 0	$ 3,167,061
Goodwill of acquired businesses [1]	5,051	0	0	0	5,051
Totals at December 31, 2020	$ 3,080,479	$ 91,633	$ 0	$ 0	$ 3,172,112

[1]	See Note 19 for a summary of recent acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Part II	119

INTANGIBLE ASSETS

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

See Note 19 for the details of the intangible assets acquired in business acquisitions during 2020, 2019 and 2018. Amortization of finite-lived intangible assets is computed based on the estimated life of the intangible assets. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-sales method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no material charges for impairment of intangible assets in 2020, 2019 and 2018.

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 are summarized below:

in thousands	2020	2019
Gross Carrying Amount
Contractual rights in place	$ 1,158,966	$ 1,132,958
Noncompetition agreements	5,667	7,667
Permitting, permitting compliance and zoning rights	138,958	136,646
Other [1]	51,927	11,951
Total gross carrying amount	$ 1,355,518	$ 1,289,222
Accumulated Amortization
Contractual rights in place	$ (188,953)	$ (155,555)
Noncompetition agreements	(5,167)	(6,126)
Permitting, permitting compliance and zoning rights	(30,180)	(30,545)
Other [1]	(7,674)	(5,521)
Total accumulated amortization	$ (231,974)	$ (197,747)
Total Intangible Assets Subject to Amortization, net	$ 1,123,544	$ 1,091,475
Intangible Assets with Indefinite Lives	0	0
Total Intangible Assets, net	$ 1,123,544	$ 1,091,475
Amortization Expense for the Year	$ 46,611	$ 40,541

[1]	Includes patents, customer relationships, tradenames and trademarks.

Estimated amortization expense for the five years subsequent to December 31, 2020 is as follows:

in thousands
Estimated Amortization Expense for Five Subsequent Years
2021	$ 40,975
2022	38,200
2023	37,103
2024	35,429
2025	35,041

Part II	120

NOTE 19: ACQUISITIONS AND DIVESTITURES

BUSINESS ACQUISITIONS

2020 business acquisitions — During 2020, we purchased the following operations for total consideration of $73,416,000 ($43,223,000 cash and $30,193,000 noncash):

▪business to support our aggregates operations across most of our footprint

▪Texas — asphalt mix and recycle operations

The 2020 acquisitions listed above are reported in our consolidated financial statements as of their respective acquisition dates. None of these acquisitions are material to our results of operations or financial position either individually or collectively.

As a result of the 2020 acquisitions, we recognized $65,545,000 of amortizable intangible assets and $5,051,000 of goodwill. The amortizable intangible assets will be amortized against earnings ($25,712,000 - straight-line basis over a weighted-average 20.0 years) and $25,712,000 will be deductible for income tax purposes over 15 years. The goodwill represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired and is not deductible for income tax purposes.

2019 business acquisitions — During 2019, we purchased the following operations, none of which were material to our results of operations or financial position either individually or collectively, for total cash consideration of $45,273,000 (additionally, immaterial adjustments were made to prior year acquisitions):

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

2018 business acquisitions — During 2018, we purchased the following operations, none of which were material to our results of operations or financial position either individually or collectively, for total consideration of $219,863,000 ($215,363,000 cash and $4,500,000 payable):

▪Alabama — aggregates, asphalt mix and construction paving operations

▪California — aggregates and asphalt mix operations

▪Texas — aggregates rail yards, asphalt mix and construction paving operations

The 2018 acquisitions listed above are reported in our consolidated financial statements as of their respective acquisition dates. Immaterial adjustments were recorded in 2019 including a working capital adjustment in which we received $1,122,000 and an increase to goodwill of $1,665,000.

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

Part II	121

DIVESTITURES AND PENDING DIVESTITURES

In 2020, we sold:

▪Fourth quarter — a Virginia ready-mix concrete business, resulting in an immaterial loss. We retained all real property which is being leased to the buyer and obtained a 20-year aggregates supply agreement

▪Second quarter — our New Mexico ready-mix concrete business, resulting in an immaterial gain. We retained the concrete plants and mobile fleet and are leasing those assets to the buyer. Additionally, we obtained a 20-year aggregates supply agreement

In 2019, we sold:

▪First quarter — two aggregates operations in Georgia and reversed a contingent payable related to the fourth quarter 2017 Department of Justice required divestiture of former Aggregates USA operations, resulting in a pretax gain of $4,064,000

In 2018, we sold:

▪First quarter — ready-mixed concrete operations in Georgia resulting in a pretax gain of $2,929,000 (we retained all real property which is leased to the buyer, and obtained a long-term aggregates supply agreement)

No assets met the criteria for held for sale at December 31, 2020, 2019 or 2018.

NOTE 20: UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited) for each of the years ended December 31, 2020 and 2019:

	2020
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Total revenues	$ 1,049,242	$ 1,322,575	$ 1,309,890	$ 1,175,119
Gross profit	201,723	396,519	380,498	302,741
Operating earnings	112,301	298,896	288,104	196,430
Earnings from continuing operations	59,998	210,957	201,125	115,915
Net earnings	60,258	209,916	199,788	114,518
Basic earnings per share from continuing operations	$ 0.45	$ 1.59	$ 1.52	$ 0.87
Diluted earnings per share from continuing operations	$ 0.45	$ 1.58	$ 1.51	$ 0.87
Basic net earnings per share	$ 0.45	$ 1.58	$ 1.51	$ 0.86
Diluted net earnings per share	$ 0.45	$ 1.58	$ 1.50	$ 0.86

	2019
	Three Months Ended
in thousands, except per share data	March 31	June 30	Sept 30	Dec 31
Total revenues	$ 996,511	$ 1,327,682	$ 1,418,758	$ 1,186,152
Gross profit	191,675	370,502	400,643	293,081
Operating earnings	104,433	276,074	303,376	193,575
Earnings from continuing operations	63,935	197,907	218,066	142,595
Net earnings	63,299	197,558	215,713	141,092
Basic earnings per share from continuing operations	$ 0.48	$ 1.50	$ 1.65	$ 1.08
Diluted earnings per share from continuing operations	$ 0.48	$ 1.48	$ 1.63	$ 1.07
Basic net earnings per share	$ 0.48	$ 1.49	$ 1.63	$ 1.07
Diluted net earnings per share	$ 0.48	$ 1.48	$ 1.62	$ 1.06

Part II	122

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Due to the COVID-19 pandemic, we have implemented remote work arrangements for support functions and restricted business travel effective mid-March 2020. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. We are continually assessing the potential effects of the pandemic on the design and operating effectiveness of our internal control over financial reporting and if necessary, will take appropriate actions.

No material changes were made during the fourth quarter of 2020 to our internal control over financial reporting, nor have there been other factors that materially affect these controls.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Securities Exchange Act Rule 13a-15(f).

Under management's supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020. Deloitte & Touche LLP's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

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

Part II	123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

To the shareholders and Board of Directors of Vulcan Materials Company:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vulcan Materials Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Birmingham, Alabama
February 25, 2021

Part II	124

ITEM 9B

OTHER INFORMATION

None.

Part II	125

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On or about March 29, 2021, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2021 Proxy Statement”). The information under the headings “Proposal 1 - Election of Directors,” “Corporate Governance – Policies,” “Corporate Governance – Director Nomination Process,” “Corporate Governance – Committees of the Board of Directors” and “Delinquent Section 16(a) Reports” (to the extent reported therein) included in our 2021 Proxy Statement is incorporated herein by reference. See also the information about our executive officers and governance policies set forth above in Part I of this report.

ITEM 11

EXECUTIVE COMPENSATION

The information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” included in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information under the headings “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plans” included in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Corporate Governance – Director Independence,” and “Corporate Governance – Transactions with Related Persons” included in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Independent Registered Public Accounting Firm” included in our 2021 Proxy Statement is incorporated herein by reference.

1208

Part III	126

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial statements

The following financial statements are included herein on the pages shown below:

Page in Report
Report of Independent Registered Public Accounting Firm	68 - 69
Consolidated Statements of Comprehensive Income	70
Consolidated Balance Sheets	71
Consolidated Statements of Cash Flows	72
Consolidated Statements of Equity	73
Notes to Consolidated Financial Statements	74 -122

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

(a) (3) Exhibits

Exhibit 3(a)	Certificate of Incorporation (Restated 2007) of the Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007 [1]
Exhibit 3(b)	Amended and Restated By-Laws of the Company (as amended through March 23, 2020) filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2020 [1]
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

Part IV	127

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

Eighth Supplemental Indenture, dated as of February 23, 2018, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2018 [1]

Exhibit 4(j)

Ninth Supplemental Indenture, dated as of May 18, 2020, between Vulcan Materials Company and Regions Bank as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020 [1]

Exhibit 4(k)

Indenture, dated as of May 1, 1991, by and between Legacy Vulcan Corp. (formerly Vulcan Materials Company) and First Trust of New York (as successor trustee to Morgan Guaranty Trust Company of New York) filed as Exhibit 4 to the Form S-3 on May 2, 1991 (Registration No. 33-40284) [1]

Exhibit 4(l)

Supplemental Indenture No. 1, dated as of November 16, 2007, among the Company, Legacy Vulcan Corp. and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007 [1]

Exhibit 4(m)

Supplemental Indenture No. 2, dated as of June 30, 2015, between Legacy Vulcan, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2015 [1]

Exhibit 4(n)	Indenture, dated as of February 23, 2018, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2018 [1]
Exhibit 4(o)	Description of Securities, filed as Exhibit 4(r) to the Company’s Annual Report on Form 10-K filed on February 26, 2020 [1]
Exhibit 10(a)

Second Amendment to Credit Agreement, dated April 10, 2020, among Vulcan Materials Company, each of the Guarantors, the Lenders party thereto, and Truist Bank successor by merger to SunTrust Bank, as Administrative Agent, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020 [1]

Exhibit 10(b)

364-Day Credit Agreement, dated April 10, 2020, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020 [1]

Exhibit 10(c)

Credit Agreement, dated as of September 10, 2020, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020 [1]

Exhibit 10(d)	Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]

Part IV	128

Exhibit 10(e)	Amendment No. 1 to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 7, 2014 [1,2]
Exhibit 10(f)	Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(g)	The 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix C to Legacy Vulcan Corp.’s 2006 Proxy Statement on Schedule 14A filed on April 13, 2006 [1,2]
Exhibit 10(h)	Amendment to the 2006 Omnibus Long-Term Incentive Plan of the Company filed as Appendix A to the Company’s 2011 Proxy Statement on Schedule 14A filed March 31, 2011 [1,2]
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

Exhibit 10(v)	Form of Employee Deferred Stock Unit Amended Agreement filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(w)	Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-211349) filed on May 13, 2016 [1,2]

Part IV	129

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

Form of Performance Share Unit Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Exhibit 10(ee)

Form of Stock-Only Appreciation Rights Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Exhibit 10(ff)

Form of Restricted Stock Unit Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Exhibit 10(gg)

Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020 [1,2]

Exhibit 21	List of the Company's material subsidiaries as of December 31, 2020
Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Exhibit 24	Powers of Attorney
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation

Part IV	130

Exhibit 101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in iXBRL (contained in Exhibit 101).
[1] Incorporated by reference.
[2] Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

Part IV	131

ITEM 16

FORM 10-K SUMMARY

We have chosen not to include an optional summary of the information required by this Form 10-K.

Part IV	132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2021.

VULCAN MATERIALS COMPANY
J. Thomas Hill Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
J. Thomas Hill	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2021
Suzanne H. Wood	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Randy L. Pigg	Vice President, Controller (Principal Accounting Officer)	February 25, 2021

The following directors:

Melissa H. Anderson

Thomas A. Fanning

O. B. Grayson Hall, Jr.

Cynthia L. Hostetler

Richard T. O'Brien

James T. Prokopanko

Kathleen L. Quirk

David P. Steiner

Lee J. Styslinger, III

George Willis

Director Director Director Director Director Director Director Director Director Director

Denson N. Franklin III Attorney-in-Fact		February 25, 2021

Part IV	133