Form 10-Q
period 2021-03-31
Vulcan Materials CO
filed 2021-05-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

                    Class

Shares outstanding       at April 22, 2021

Common Stock, $1 Par Value

132,665,247

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2021 Contents

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

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	March 31	December 31	March 31
in thousands	2021	2020	2020
Assets
Cash and cash equivalents	$ 722,344	$ 1,197,068	$ 120,041
Restricted cash	168,595	945	232
Accounts and notes receivable
Accounts and notes receivable, gross	596,006	558,848	601,182
Allowance for doubtful accounts	(2,878)	(2,551)	(3,517)
Accounts and notes receivable, net	593,128	556,297	597,665
Inventories
Finished products	368,758	378,389	403,612
Raw materials	36,095	33,780	33,676
Products in process	4,573	4,555	5,010
Operating supplies and other	31,903	31,861	28,449
Inventories	441,329	448,585	470,747
Other current assets	67,612	74,270	88,095
Total current assets	1,993,008	2,277,165	1,276,780
Investments and long-term receivables	34,265	34,301	57,987
Property, plant & equipment
Property, plant & equipment, cost	9,110,336	9,102,086	8,907,788
Allowances for depreciation, depletion & amortization	(4,746,996)	(4,676,087)	(4,506,700)
Property, plant & equipment, net	4,363,340	4,425,999	4,401,088
Operating lease right-of-use assets, net	421,625	423,128	420,930
Goodwill	3,172,112	3,172,112	3,167,061
Other intangible assets, net	1,114,617	1,123,544	1,083,515
Other noncurrent assets	233,793	230,656	222,021
Total assets	$ 11,332,760	$ 11,686,905	$ 10,629,382
Liabilities
Current maturities of long-term debt	15,436	515,435	25
Trade payables and accruals	255,624	273,080	243,019
Other current liabilities	294,797	259,368	232,632
Total current liabilities	565,857	1,047,883	475,676
Long-term debt	2,772,901	2,772,240	2,785,566
Deferred income taxes, net	733,561	706,050	648,405
Deferred revenue	172,377	174,045	178,568
Operating lease liabilities	397,306	399,582	399,489
Other noncurrent liabilities	554,517	559,775	551,352
Total liabilities	$ 5,196,519	$ 5,659,575	$ 5,039,056
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,664, 132,516 and 132,433 shares, respectively	132,664	132,516	132,433
Capital in excess of par value	2,797,687	2,802,012	2,782,738
Retained earnings	3,385,604	3,274,107	2,885,084
Accumulated other comprehensive loss	(179,714)	(181,305)	(209,929)
Total equity	$ 6,136,241	$ 6,027,330	$ 5,590,326
Total liabilities and equity	$ 11,332,760	$ 11,686,905	$ 10,629,382
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited	March 31
in thousands, except per share data	2021	2020
Total revenues	$ 1,068,344	$ 1,049,242
Cost of revenues	839,077	847,519
Gross profit	229,267	201,723
Selling, administrative and general expenses	88,593	86,430
Gain on sale of property, plant & equipment
and businesses	117,165	999
Other operating expense, net	(8,326)	(3,991)
Operating earnings	249,513	112,301
Other nonoperating income (expense), net	5,913	(9,336)
Interest expense, net	33,118	30,773
Earnings from continuing operations
before income taxes	222,308	72,192
Income tax expense	60,638	12,194
Earnings from continuing operations	161,670	59,998
Earnings (loss) on discontinued operations, net of tax	(1,056)	260
Net earnings	$ 160,614	$ 60,258
Other comprehensive income (loss), net of tax
Deferred loss on interest rate derivative	0	(14,680)
Amortization of prior interest rate derivative loss	356	794
Amortization of actuarial loss and prior service
cost for benefit plans	1,235	1,695
Other comprehensive income (loss)	1,591	(12,191)
Comprehensive income	$ 162,205	$ 48,067
Basic earnings (loss) per share
Continuing operations	$ 1.22	$ 0.45
Discontinued operations	(0.01)	0.00
Net earnings	$ 1.21	$ 0.45
Diluted earnings (loss) per share
Continuing operations	$ 1.21	$ 0.45
Discontinued operations	(0.01)	0.00
Net earnings	$ 1.20	$ 0.45
Weighted-average common shares outstanding
Basic	132,749	132,567
Assuming dilution	133,415	133,259
Effective tax rate from continuing operations	27.3%	16.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited	March 31
in thousands	2021	2020
Operating Activities
Net earnings	$ 160,614	$ 60,258
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	100,368	95,480
Noncash operating lease expense	10,528	8,851
Net gain on sale of property, plant & equipment and businesses	(117,165)	(999)
Contributions to pension plans	(2,124)	(2,144)
Share-based compensation expense	7,869	6,716
Deferred tax expense	26,949	19,671
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(16,992)	(99,597)
Other, net	(785)	(5,761)
Net cash provided by operating activities	$ 169,262	$ 82,475
Investing Activities
Purchases of property, plant & equipment	(100,650)	(142,650)
Proceeds from sale of property, plant & equipment	186,497	2,536
Other, net	25	9,872
Net cash provided by (used for) investing activities	$ 85,872	$ (130,242)
Financing Activities
Payment of current maturities and long-term debt	(500,006)	(6)
Settlements of interest rate derivatives	0	(19,863)
Purchases of common stock	0	(26,132)
Dividends paid	(49,085)	(45,100)
Share-based compensation, shares withheld for taxes	(12,086)	(15,064)
Other, net	(1,031)	(301)
Net cash used for financing activities	$ (562,208)	$ (106,466)
Net decrease in cash and cash equivalents and restricted cash	(307,074)	(154,233)
Cash and cash equivalents and restricted cash at beginning of year	1,198,013	274,506
Cash and cash equivalents and restricted cash at end of period	$ 890,939	$ 120,273
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, particularly in light of the uncertainty over the economic and operational impacts of the current novel coronavirus (COVID-19) pandemic.

While we continue to operate as an essential business, the COVID-19 pandemic has impacted our industry and the economy. Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates and assumptions affect, among other things, our goodwill and long-lived asset valuations; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; allowance for doubtful accounts; measurement of cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after March 31, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Due to the 2005 sale of our Chemicals business as described within this Note under the caption Discontinued Operations, the results of the Chemicals business are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

RESTRICTED CASH

Restricted cash primarily consists of cash proceeds from the sale of property held in escrow for the acquisition of replacement property under like-kind exchange agreements. The escrow accounts are administered by an intermediary. Cash restricted pursuant to like-kind exchange agreements remains restricted for a maximum of 180 days from the date of the property sale pending the acquisition of replacement property. Restricted cash may also include cash reserved by other contractual agreements (such as asset purchase agreements) for a specified purpose and therefore is not available for use for other purposes. Restricted cash is included with cash and cash equivalents in the accompanying Condensed Consolidated Statements of Cash Flows.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended
	March 31
in thousands	2021	2020
Discontinued Operations
Pretax gain (loss)	$ (1,424)	$ 354
Income tax (expense) benefit	368	(94)
Earnings (loss) on discontinued operations,
net of tax	$ (1,056)	$ 260

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in thousands	2021	2020
Weighted-average common shares
outstanding	132,749	132,567
Dilutive effect of
Stock-Only Stock Appreciation Rights	296	345
Other stock compensation plans	370	347
Weighted-average common shares
outstanding, assuming dilution	133,415	133,259

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended
	March 31
in thousands	2021	2020
Antidilutive common stock equivalents	69	174

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2021 presentation.

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, office equipment and plant equipment).

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease term and discount rate are as follows:

		March 31	December 31	March 31
in thousands	Classification on the Balance Sheet	2021	2020	2020
Assets
Operating lease ROU assets	Operating lease right-of-use assets, net	$ 488,607	$ 482,513	$ 461,712
Accumulated amortization		(66,982)	(59,385)	(40,782)
Finance lease assets	Property, plant & equipment, net	10,638	7,796	3,910
Accumulated amortization		(2,271)	(1,640)	(369)
Total lease assets		$ 429,992	$ 429,284	$ 424,471
Liabilities
Current
Operating	Other current liabilities	$ 38,131	$ 36,969	$ 32,045
Finance	Other current liabilities	2,718	2,047	1,197
Noncurrent
Operating	Operating lease liabilities	397,306	399,582	399,489
Finance	Other noncurrent liabilities	5,688	4,139	2,349
Total lease liabilities		$ 443,843	$ 442,737	$ 435,080
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		9.2	9.5	10.1
Finance leases		4.0	4.2	3.1
Weighted-average discount rate
Operating leases		3.3%	3.6%	4.2%
Finance leases		1.3%	1.4%	2.7%

Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material. We have not sought or been granted any material lease concessions as a result of the COVID-19 pandemic.

The components of lease expense are as follows:

	Three Months Ended
	March 31
in thousands	2021	2020
Lease Cost
Finance lease cost
Amortization of right-of-use assets	$ 632	$ 304
Interest on lease liabilities	30	22
Operating lease cost	15,292	14,106
Short-term lease cost [1]	5,102	9,059
Variable lease cost	2,691	3,132
Sublease income	(824)	(734)
Total lease cost	$ 22,923	$ 25,889

[1]	Our short-term lease cost includes the cost of leases with an initial term of one month or less.

Cash paid for operating leases was $14,521,000 and $13,328,000 for the three months ended March 31, 2021 and 2020, respectively. Cash paid for finance leases was $621,000 and $301,000 for the three months ended March 31, 2021 and 2020, respectively.

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

In the first quarter of 2021, we recorded income tax expense from continuing operations of $60,638,000 compared to $12,194,000 in the first quarter of 2020. The increase in tax expense was primarily related to an increase in pretax earnings quarter-over-quarter and an increase in the Alabama NOL valuation allowance. In February 2021, the Alabama Business Competitiveness Act was signed into law. This Act contained a provision requiring most taxpayers to change from a three-factor, double-weighted sales method to a single-sales factor method to apportion income to Alabama. This provision had the effect of significantly reducing our apportionment of income to Alabama, thereby further inhibiting our ability to utilize our Alabama net operating loss (NOL) carryforward. As a result, we recorded a charge in the quarter to increase the valuation allowance by $13,695,000. No other material tax impacts resulted from the enactment of this Act.

We recognize deferred tax assets and liabilities (which reflect our best assessment of the future taxes we will pay) based on the differences between the book basis and tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns while deferred tax liabilities represent items that will result in additional tax in future tax returns. A summary of our deferred tax assets and liabilities is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Each quarter we analyze the likelihood that our deferred tax assets will be realized. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. We project Alabama state net operating loss (NOL) carryforward deferred tax assets at December 31, 2021 of $63,190,000 against which we have a valuation allowance of $42,931,000 (after considering the Act). Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

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

Our segment total revenues by geographic market for the three month periods ended March 31, 2021 and 2020 are disaggregated as follows:

	Three Months Ended March 31, 2021
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 243,351	$ 17,401	$ 55,090	$ 0	$ 315,842
Gulf Coast	518,854	41,413	17,408	2,060	579,735
West	132,704	88,353	8,861	0	229,918
Segment sales	$ 894,909	$ 147,167	$ 81,359	$ 2,060	$ 1,125,495
Intersegment sales	(57,151)	0	0	0	(57,151)
Total revenues	$ 837,758	$ 147,167	$ 81,359	$ 2,060	$ 1,068,344

	Three Months Ended March 31, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 239,869	$ 17,883	$ 62,120	$ 0	$ 319,872
Gulf Coast	493,297	33,856	16,965	2,026	546,144
West	135,060	88,050	15,680	0	238,790
Segment sales	$ 868,226	$ 139,789	$ 94,765	$ 2,026	$ 1,104,806
Intersegment sales	(55,564)	0	0	0	(55,564)
Total revenues	$ 812,662	$ 139,789	$ 94,765	$ 2,026	$ 1,049,242

[1]	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina and Texas

West market — Arizona, California and New Mexico

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $41,240,000 and $39,564,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Freight & delivery revenues are as follows:

	Three Months Ended
	March 31
in thousands	2021	2020
Freight & Delivery Revenues
Total revenues	$ 1,068,344	$ 1,049,242
Freight & delivery revenues [1]	(163,408)	(113,961)
Total revenues excluding freight & delivery	$ 904,936	$ 935,281

[1]	Includes freight & delivery to remote distribution sites.

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

In 2013 and 2012, we sold a percentage interest in certain future aggregates production for net cash proceeds of $226,926,000. These transactions, structured as volumetric production payments (VPPs):

▪relate to eight quarries in Georgia and South Carolina

▪provide the purchaser solely with a nonoperating percentage interest in the subject quarries’ future aggregates production

▪contain no minimum annual or cumulative guarantees by us for production or sales volume, nor minimum sales price

▪are both volume and time limited (we expect the transactions will last approximately 20 years, limited by volume rather than time)

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended
	March 31
in thousands	2021	2020
Deferred Revenue
Balance at beginning of year	$ 177,962	$ 185,339
Revenue recognized from deferred revenue	(1,669)	(1,342)
Balance at end of period	$ 176,293	$ 183,997

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income during the 12-month period ending March 31, 2022 (reflected in other current liabilities in our March 31, 2021 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	March 31	December 31	March 31
in thousands	2021	2020	2020
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 28,565	$ 28,058	$ 19,001
Total	$ 28,565	$ 28,058	$ 19,001

Level 2 Fair Value
	March 31	December 31	March 31
in thousands	2021	2020	2020
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 347	$ 837	$ 520
Total	$ 347	$ 837	$ 520

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

Net gains (losses) of the Rabbi Trusts’ investments were $1,986,000 and $(5,060,000) for the three months ended March 31, 2021 and 2020, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at March 31, 2021 and 2020 were $1,633,000 and $(5,060,000), respectively.

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

In 2007, 2018 and 2020, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these interest rate hedges is deferred (recorded in accumulated other comprehensive income (AOCI)) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

Three Months Ended
	Location on	March 31
in thousands	Statement	2021	2020
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (482)	$ (1,074)

For the 12-month period ending March 31, 2022, we estimate that $1,982,000 of the $23,587,000 net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	March 31	December 31	March 31
in thousands	Interest Rates	2021	2020	2020
Short-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0	$ 0
Floating-rate notes due 2020		0	0	250,000
Floating-rate notes due 2021		0	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
3.50% notes due 2030	3.94%	750,000	750,000	0
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949	460,949
Other notes	0.88%	11,277	11,711	179
Total long-term debt - face value		$ 2,857,465	$ 3,357,899	$ 2,846,367
Unamortized discounts and debt issuance costs		(69,128)	(70,224)	(60,776)
Total long-term debt - book value		$ 2,788,337	$ 3,287,675	$ 2,785,591
Less current maturities		15,436	515,435	25
Total long-term debt - reported value		$ 2,772,901	$ 2,772,240	$ 2,785,566
Estimated fair value of long-term debt		$ 3,219,828	$ 3,443,225	$ 2,926,140

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1,096,000 and $1,258,000 of net interest expense for these items for the three months ended March 31, 2021 and 2020, respectively.

LINE OF CREDIT

In September 2020, we executed a new five-year unsecured line of credit of $1,000,000,000, incurring $4,632,000 of transaction costs. The line of credit contains affirmative, negative and financial covenants customary for an unsecured investment-grade facility. There are two primary negative covenants: 1) a limit on our ability to incur secured debt, and 2) a maximum ratio of debt to EBITDA of 3.50:1 (upon certain acquisitions, the maximum ratio can be 3.75:1 for four quarters). As of March 31, 2021, we were in compliance with the line of credit covenants.

Borrowings on the line of credit bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.125% to 1.875%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.125% to 0.875%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.125% to 0.275% determined by our credit ratings. As of March 31, 2021, the credit margin for LIBOR borrowings was 1.250%, the credit margin for base rate borrowings was 0.250%, and the commitment fee for the unused amount was 0.150%.

As of March 31, 2021, our available borrowing capacity under the line of credit was $943,665,000. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$56,335,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,857,465,000 (face value) of term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2021, we were in compliance with all term debt covenants.

In May 2020, we issued $750,000,000 of 3.50% senior notes due 2030. Total proceeds were $741,417,000 (net of discounts and transaction costs). $250,000,000 of the proceeds were used to retire the $250,000,000 floating rate notes due June 2020. The remainder of the proceeds, together with cash on hand, was used to retire the $500,000,000 floating rate notes due March 2021.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $1,000,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2021 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 48,982
Reclamation/restoration requirements	7,353
Total	$ 56,335

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As stated in Note 2, our lease liabilities totaled $443,843,000 as of March 31, 2021.

As summarized by purpose in Note 7, our standby letters of credit totaled $56,335,000 as of March 31, 2021.

As described in Note 9, our asset retirement obligations totaled $285,401,000 as of March 31, 2021.

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

	March 31	December 31	March 31
in thousands	2021	2020	2020
Accrued Environmental Remediation Costs
Continuing operations	$ 25,570	$ 25,544	$ 25,837
Retained from former Chemicals business	10,975	10,971	10,982
Total	$ 36,545	$ 36,515	$ 36,819

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

A bench trial (judge only) began in September 2017 and ended in October 2017 in the pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a damages phase of the trial to be held at a later date. In December 2017, the judge issued a ruling on the allocation of fault among the three defendants as follows: Occidental 50%, Texas Brine 35% and Vulcan 15%. This ruling was appealed by the parties. In December 2020, the Louisiana Court of Appeal, First Circuit issued its Notice of Judgement and Disposition in one of the pipeline cases reversing in part and amending the trial court judgment to reallocate 20% of the fault from Occidental to Texas Brine, with the result that 30% of the fault is now allocated to Occidental and 55% of the fault is now allocated to Texas Brine. The Court of Appeal affirmed the 15% fault allocation to Vulcan. The Court of Appeal made various other findings, including findings related to the arbitrability of certain claims between Occidental and Texas Brine. In March 2021, Texas Brine and Vulcan each filed a writ application with the Louisiana Supreme Court seeking review of various portions of the lower court decision, including fault allocations.

We have settled claims by all plaintiffs except in two outstanding cases, and our insurers to date have funded these settlements in excess of our self-insured retention amount. The remaining claims involve Texas Brine and the state of Louisiana. Discovery remains ongoing and we cannot reasonably estimate a range of liability pertaining to these open cases at this time.

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

Following an onsite and offsite investigation and pilot scale testing, the RWQCB approved a corrective action that includes leachate recovery, storm water capture and conveyance improvements, and a groundwater pump, treat and reinjection system. Certain on-site source control measures have been implemented and the new treatment system is fully operational. Currently-anticipated costs of these on-site source control activities have been fully accrued.

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

We expect that the NAFTA arbitration will be concluded in the second half of 2022. At this time, there can be no assurance whether we will be successful in our NAFTA claim, and we cannot quantify the amount we may recover, if any, under this arbitration proceeding if we were successful.

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

Note 9: Asset Retirement Obligations

Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets, including legal obligations for land reclamation at both owned properties and mineral leases. Recognition of a liability for an ARO is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the ARO is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement.

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended
	March 31
in thousands	2021	2020
ARO Operating Costs
Accretion	$ 3,196	$ 2,908
Depreciation	2,661	1,836
Total	$ 5,857	$ 4,744

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in thousands	2021	2020
Asset Retirement Obligations
Balance at beginning of year	$ 283,163	$ 210,323
Liabilities incurred	938	0
Liabilities settled	(2,693)	(5,234)
Accretion expense	3,196	2,908
Revisions, net	797	55,448
Balance at end of period	$ 285,401	$ 263,445

ARO revisions during the first three months of 2020 primarily include increases in estimated costs at two aggregates locations, including reclamation activities required under a development agreement at an aggregates site on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of previously mined property to conditions suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in thousands	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$ 1,193	$ 1,331
Interest cost	4,879	7,531
Expected return on plan assets	(11,375)	(12,485)
Amortization of prior service cost	337	335
Amortization of actuarial loss	2,178	3,140
Net periodic pension benefit credit	$ (2,788)	$ (148)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,515	$ 3,475

The contributions to pension plans for the three months ended March 31, 2021 and 2020, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in thousands	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$ 265	$ 380
Interest cost	106	242
Amortization of prior service credit	(476)	(980)
Amortization of actuarial gain	(367)	(201)
Net periodic postretirement benefit credit	$ (472)	$ (559)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (843)	$ (1,181)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $22,137,000 and $11,057,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in thousands	2021	2020	2020
AOCI
Interest rate hedges	$ (23,587)	$ (23,943)	$ (24,839)
Pension and postretirement plans	(156,127)	(157,362)	(185,090)
Total	$ (179,714)	$ (181,305)	$ (209,929)

Changes in AOCI, net of tax, for the three months ended March 31, 2021 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2020	$ (23,943)	$ (157,362)	$ (181,305)
Amounts reclassified from AOCI	356	1,235	1,591
Net current period OCI changes	356	1,235	1,591
Balances as of March 31, 2021	$ (23,587)	$ (156,127)	$ (179,714)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended
	March 31
in thousands	2021	2020
Amortization of Interest Rate Hedge Losses
Interest expense	$ 482	$ 1,074
Benefit from income taxes	(126)	(280)
Total	$ 356	$ 794
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1,671	$ 2,294
Benefit from income taxes	(436)	(599)
Total	$ 1,235	$ 1,695
Total reclassifications from AOCI to earnings	$ 1,591	$ 2,489

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

There were no shares held in treasury as of March 31, 2021, December 31, 2020 and March 31, 2020.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands, except average cost	2021	2020	2020
Shares Purchased and Retired
Number	0	214	214
Total purchase price	$ 0	$ 26,132	$ 26,132
Average cost per share	$ 0.00	$ 121.92	$ 121.92

As of March 31, 2021, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended
	March 31
in thousands, except per share data	2021	2020
Total Equity
Balance at beginning of year	$ 6,027,330	$ 5,621,857
Net earnings	160,614	60,258
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(12,078)	(15,082)
Purchase and retirement of common stock	0	(26,132)
Share-based compensation expense	7,869	6,716
Cash dividends on common stock
($0.37/$0.34 per share, respectively)	(49,085)	(45,100)
Other comprehensive income (expense)	1,591	(12,191)
Balance at end of period	$ 6,136,241	$ 5,590,326

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

segment financial disclosure

	Three Months Ended
	March 31
in thousands	2021	2020
Total Revenues
Aggregates [1]	$ 894,909	$ 868,226
Asphalt [2]	147,167	139,789
Concrete	81,359	94,765
Calcium	2,060	2,026
Segment sales	$ 1,125,495	$ 1,104,806
Aggregates intersegment sales	(57,151)	(55,564)
Total revenues	$ 1,068,344	$ 1,049,242
Gross Profit
Aggregates	$ 223,638	$ 194,131
Asphalt	(2,991)	(2,435)
Concrete	7,768	9,213
Calcium	852	814
Total	$ 229,267	$ 201,723
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 80,808	$ 77,136
Asphalt	9,095	8,734
Concrete	3,952	4,082
Calcium	39	49
Other	6,474	5,479
Total	$ 100,368	$ 95,480
Identifiable Assets [3]
Aggregates	$ 9,438,411	$ 9,473,128
Asphalt	563,961	563,630
Concrete	307,718	322,044
Calcium	3,447	3,602
Total identifiable assets	$ 10,313,537	$ 10,362,404
General corporate assets	128,284	146,705
Cash and cash equivalents and restricted cash	890,939	120,273
Total assets	$ 11,332,760	$ 10,629,382

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2021	2020
Cash Payments
Interest (exclusive of amount capitalized)	$ 13,184	$ 17,033
Income taxes	204	340
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 24,832	$ 25,862
Recognition of new asset retirement obligations	938	0
Right-of-use assets obtained in exchange for new
Operating lease liabilities	5,591	21,522
Finance lease liabilities	2,842	2,678

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2021 and 2020. Accumulated goodwill impairment losses amount to $252,664,000 in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2020 to March 31, 2021 are shown below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2020	$ 3,080,479	$ 91,633	$ 0	$ 0	$ 3,172,112
Totals at March 31, 2021	$ 3,080,479	$ 91,633	$ 0	$ 0	$ 3,172,112

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2021 BUSINESS ACQUISITIONS — Through the three months ended March 31, 2021, we completed no business acquisitions.

2020 BUSINESS ACQUISITIONS — For the full year 2020, we purchased the following operations, for total consideration of $73,416,000 ($43,223,000 cash and $30,193,000 noncash):

▪business to support our aggregates operations across most of our footprint

▪Texas — asphalt mix and recycle operations

The 2020 acquisitions listed above are reported in our consolidated financial statements as of their respective acquisition dates. None of these acquisitions were material to our results of operations or financial position either individually or collectively.

As a result of the 2020 acquisitions, we recognized $65,545,000 of amortizable intangible assets and $5,051,000 of goodwill. The amortizable intangible assets will be amortized against earnings ($65,545,000 - straight-line basis over a weighted-average 20.0 years) and $25,712,000 will be deductible for income tax purposes over 15 years. The goodwill represents the balance of deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired and is not deductible for income tax purposes.

DIVESTITURES AND PENDING DIVESTITURES

In 2021, we sold:

▪First quarter — a reclaimed quarry in Southern California resulting in a pretax gain of $114,695,000 (net of a $12,900,000 contingency and other directly related obligations)

In 2020, we sold:

▪Fourth quarter — a Virginia ready-mix concrete business, resulting in an immaterial loss. We retained all real property which is being leased to the buyer and obtained a 20-year aggregates supply agreement

▪Second quarter — our New Mexico ready-mix concrete business, resulting in an immaterial gain. We retained the concrete plants and mobile fleet and are leasing these assets to the buyer. Additionally, we obtained a 20-year aggregates supply agreement

No assets met the criteria for held for sale at March 31, 2021, December 31, 2020 or March 31, 2020.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

InCOME tAXES During the first quarter of 2021, we adopted Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes,” which added new guidance to simplify the accounting for income taxes and changed the accounting for certain income tax transactions. The adoption of this standard did not materially impact our consolidated financial statements.

CONVERTIBLE INSTRUMENTS During the first quarter of 2021, we adopted ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU reduced the number of models used to account for convertible instruments and modified the diluted earnings per share calculations for convertible instruments. This ASU also amended the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives. The adoption of this standard did not materially impact our consolidated financial statements.

ACCOUNTING STANDARDS PENDING ADOPTION

None

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

EXECUTIVE SUMMARY

Financial highlights for FIRST Quarter 2021

Compared to first quarter of 2020:

▪Total revenues increased $19.1 million, or 2%, to $1,068.3 million

▪Gross profit increased $27.5 million, or 14%, to $229.3 million

▪Aggregates segment sales increased $26.7 million, or 3%, to $894.9 million

▪Aggregates segment freight-adjusted revenues increased $33.1 million, or 5%, to $681.2 million

▪Shipments increased 3%, or 1.4 million tons, to 46.4 million tons

▪Freight-adjusted sales price increased 1.9%, or $0.28 per ton to $14.67

▪Aggregates segment gross profit increased $29.5 million, or 15%, to $223.6 million

▪Unit profitability (as measured by gross profit per ton) increased 12% to $4.82 per ton

▪Asphalt, Concrete and Calcium segment gross profit declined $2.0 million, or 26%, to $5.6 million, collectively

▪Selling, administrative and general (SAG) expenses increased $2.2 million and increased 0.1 percentage points (10 basis points) as a percentage of total revenues

▪Gain on sale of property, plant & equipment and business was $117.2 million, compared to $1.0 million

▪Operating earnings increased $137.2 million, or 122%, to $249.5 million

▪Earnings from continuing operations were $161.7 million, or $1.21 per diluted share, compared to $60.0 million, or $0.45 per diluted share

▪Adjusted earnings from continuing operations were $0.69 per diluted share, compared to $0.47 per diluted share

▪Net earnings were $160.6 million, an increase of $100.4 million, or 167%

▪Adjusted EBITDA was $244.3 million, an increase of $43.3 million, or 22%

▪Returned capital to shareholders via dividends ($49.1 million @ $0.37 per share versus $45.1 million @ $0.34 per share) and share repurchases (none versus $26.1 million @ an average price of $121.92 per share)

Our first quarter results are a testament to the resiliency of our best-in-class aggregates business. While severe winter weather conditions in February resulted in an uneven start to the year, strong execution from our teams allowed us to drive earnings growth and margin expansion. As the construction season got underway during March, many of our key markets began to see shipments rebound. Our four strategic disciplines (Commercial and Operational Excellence, Logistics Innovation and Strategic Sourcing) helped us grow our aggregates cash gross profit by 9% to $6.56 per ton.

During the quarter, we sold a reclaimed quarry in Southern California for net proceeds of $182.3 million. The transaction resulted in a pretax gain of $114.7 million ($85.4 million after tax), or $0.64 per diluted share. We remain focused on efforts to maximize the value of our portfolio of quarry operations as they move through their life-cycle of land management.

Capital expenditures in the first quarter were $71.4 million, including both core operating and maintenance projects as well as growth projects. During the fourth quarter of 2020, we restarted planned growth projects that were put on hold in the first quarter of 2020 as a result of the pandemic. For the full year 2021, we expect to spend between $450 and $475 million on capital expenditures, including growth projects. We will continue to review our plans and will adjust as needed.

At quarter-end, total debt to trailing-twelve month Adjusted EBITDA was 2.0 times or 1.4 times on a net debt basis reflecting $890.9 million of cash on hand. As planned, we paid off approximately $500.0 million of debt maturities in March. Our weighted-average debt maturity was 15 years, and our effective weighted-average interest rate was 4.6%.

At 14.8%, our return on invested capital increased 0.9 percentage points (90 basis points) year-over-year driven by solid operating earnings growth coupled with disciplined capital management and a balanced approach to growth.

OUTLOOK

We continue to see strength in residential construction activity, driven by single-family housing. Recent growth in highway awards and construction employment trends in our markets also bode well for further recovery in construction activity later in 2021. Shipments into private nonresidential continue to benefit from heavy industrial projects, such as data centers and warehouses, while leading nonresidential indicators suggest growth opportunities in other categories are on the horizon. The pricing environment remains positive, and we continue to execute at a high level, positioning us well for 2021. These trends in the key drivers of our aggregates business lead us to an improved earnings outlook for the remainder of the year.

Management expectations for 2021 include the following updates:

▪Aggregates shipments up 1% to 4% versus 2020

▪An effective tax rate of approximately 23% to 24%

▪Adjusted Earnings from continuing operations of $4.85 to $5.30 per diluted share (excludes land sale gain)

▪Adjusted Net earnings of $650 million to $710 million (excludes land sale gain)

▪Adjusted EBITDA of $1.380 to $1.460 billion (excludes land sale gain)

▪All other aspects of our expectations for 2021 remain unchanged from those reported as part of our fourth quarter earnings and our Annual Report on Form 10-K

We remain focused on factors within our control, including pricing and cost actions, both of which will drive further improvement in our industry-leading unit margins. Our operating plans are underpinned by our aforementioned four strategic disciplines, a healthy balance sheet and the engagement of our people. Our performance clearly demonstrates that a balanced approach to growth, focusing on organic investments, acquisitions, and greenfield developments is the best way to create value for our shareholders.

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

	Three Months Ended
	March 31
in millions, except unit and per unit data	2021	2020
Total revenues	$ 1,068.3	$ 1,049.2
Cost of revenues	839.0	847.5
Gross profit	$ 229.3	$ 201.7
Gross profit margin	21.5%	19.2%
Selling, administrative and general (SAG)	$ 88.6	$ 86.4
SAG as a percentage of total revenues	8.3%	8.2%
Gain on sale of property, plant & equipment
and businesses	$ 117.2	$ 1.0
Operating earnings	$ 249.5	$ 112.3
Interest expense, net	$ 33.1	$ 30.8
Earnings from continuing operations
before income taxes	$ 222.3	$ 72.2
Income tax expense	$ 60.6	$ 12.2
Effective tax rate from continuing operations	27.3%	16.9%
Earnings from continuing operations	$ 161.7	$ 60.0
Earnings (loss) on discontinued operations,
net of income taxes	(1.1)	0.3
Net earnings	$ 160.6	$ 60.3
Diluted earnings (loss) per share
Continuing operations	$ 1.21	$ 0.45
Discontinued operations	(0.01)	0.00
Diluted net earnings per share	$ 1.20	$ 0.45
EBITDA [1]	$ 355.8	$ 198.4
Adjusted EBITDA [1]	$ 244.3	$ 201.0
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	46,437	45,048
Freight-adjusted sales price	$ 14.67	$ 14.39
Asphalt Mix
Tons (thousands)	2,217	2,057
Average sales price	$ 56.78	$ 58.51
Ready-mixed concrete
Cubic yards (thousands)	613	734
Average sales price	$ 131.52	$ 127.91
Calcium
Tons (thousands)	75	73
Average sales price	$ 27.64	$ 27.56

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

FIRST quarter 2021 Compared to FIRST Quarter 2020

First quarter 2021 total revenues were $1,068.3 million, up 2% from the first quarter of 2020. Shipments increased in aggregates (+3%) and asphalt mix (+8%) while declining in ready-mixed concrete (-16%). Gross profit increased in the Aggregates (+$29.5 million or 15%) segment while declining in the Asphalt (-$0.6 million or 23%) and Concrete (-$1.4 million or 16%) segments. A 2.5% decrease in the unit cost of diesel fuel decreased costs by $0.6 million from the prior year’s first quarter with most ($0.6 million) of this cost reduction reflected in the Aggregates segment.

Net earnings for the first quarter of 2021 were $160.6 million, or $1.20 per diluted share, compared to $60.3 million, or $0.45 per diluted share, in the first quarter of 2020. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first quarter of 2021 include:

▪$13.7 million of tax charges related to an increase in the Alabama NOL carryforward valuation allowance

▪pretax net gain of $114.7 million related to the sale of a reclaimed quarry in Southern California

▪pretax charges of $0.3 million associated with divested operations

▪pretax charges of $0.4 million associated with non-routine business development

▪pretax charges of $2.5 million for COVID-19 pandemic direct incremental costs

Net earnings for the first quarter of 2020 include:

▪pretax charges of $1.1 million associated with non-routine business development

▪pretax charges of $0.6 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $0.9 million for managerial restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $0.69 per diluted share for the first quarter of 2021 compared to $0.47 per diluted share in the first quarter of 2020.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2021 versus the first quarter of 2020 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2020	$ 72.2
Higher aggregates gross profit	29.5
Lower asphalt gross profit	(0.6)
Lower concrete gross profit	(1.4)
Higher calcium gross profit	0.0
Higher selling, administrative and general expenses	(2.2)
Higher gain on sale of property, plant & equipment and businesses	116.2
Higher interest expense, net	(2.3)
Lower foreign currency translation losses	5.0
All other	5.9
First quarter 2021	$ 222.3

First quarter Aggregates segment gross profit margin increased 2.6 percentage points (260 basis points) on a 3% increase in segment sales due to modest growth in both volume and price as well as effective cost control. Gross profit was $223.6 million compared to $194.1 million in the prior year. Earnings improvement was widespread across our footprint.

First quarter aggregates shipments increased 3% from the prior year’s first quarter. Average daily shipping rates were lower year-over-year in February, though higher in January and March. This cadence was due to winter weather that moved from Texas into parts of the southeast and mid-Atlantic during the month of February.

The pricing environment continues to be positive across our footprint as demand visibility continues to improve. For the quarter, freight-adjusted pricing increased 1.9% to $14.67 per ton (mix-adjusted pricing increased 1.3%). Mix-adjusted pricing improved sequentially in March, reflecting recently announced price increases in certain key markets. Prices are expected to continue to increase sequentially during the remainder of the year.

Operating efficiency gains helped drive year-over-year declines in freight-adjusted unit cost of sales — down 2% in total and 3% on a cash basis. Flexible operating plans and disciplined cost control mitigated the impact of any operational disruptions caused by the uneven start to the year. The Aggregates segment earnings impact from lower unit diesel fuel cost was favorable $0.6 million in the quarter.

Asphalt segment gross profit was a loss of $3.0 million for the first quarter, unfavorable by $0.6 million from the prior year. The year-over-year decline was driven mostly by the impact of weather conditions in Alabama, Tennessee and Texas. Asphalt mix shipments increased 8% while selling prices declined 3.0%, or $1.73 per ton, in the first quarter. The average unit cost for liquid asphalt was 6% lower than the prior year quarter; however, material margins in the quarter were 2.6% lower than the prior year’s first quarter.

Concrete segment gross profit was $7.8 million, 16% lower than the prior year’s first quarter. Ready-mixed concrete shipments of 0.6 million cubic yards declined 16%, again due to winter weather in Virginia. The average sales price increased 2.8% while ready-mixed concrete unit material margins increased 1.1% and unit profitability (as measured by gross profit per cubic yard) increased 1%.

Calcium segment gross profit of $0.9 million was essentially flat compared to the prior year’s quarter.

SAG expenses increased 2.5% to $88.6 million in the quarter due mostly to increases in deferred compensation costs where the offsetting gain on our Rabbi Trust investments is included in other nonoperating income. As a percentage of total revenues, first quarter SAG expense increased slightly from 8.2% in 2020 to 8.3% in 2021.

Gain on sale of property, plant & equipment and businesses was $117.2 million in the first quarter of 2021 versus a gain of $1.0 million in the first quarter of 2020. The first quarter 2021 gain includes a net pretax gain of $114.7 million from the sale of a reclaimed quarry in Southern California.

Other operating expense, which has an approximate run-rate of $12.0 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$8.3 million in first quarter 2021 — includes discrete items as follows:

▪$0.3 million of charges associated with divested operations

▪$0.4 million of non-routine business development charges

▪$2.5 million for COVID-19 pandemic direct incremental costs

▪$4.0 million in first quarter 2020 — includes discrete items as follows:

▪$1.1 million of non-routine business development charges

▪$0.6 million for COVID-19 pandemic direct incremental costs

▪$0.9 million of managerial restructuring charges

Other nonoperating income (expense) of $5.9 million of income for the first quarter of 2021 was favorable by $15.2 million from the first quarter of 2020. This favorable variance resulted primarily from two items: 1) the current $1.4 million of foreign currency translation loss versus a $6.4 million loss in the prior year’s first quarter resulting from the rapid devaluation of the Mexican peso in the beginning of the pandemic, and 2) the current mark-to-market gain on our Rabbi Trust investments of $2.0 million versus a loss of $5.1 million in the prior year’s first quarter due to market uncertainties early in the pandemic.

Net interest expense was $33.1 million in the first quarter of 2021 compared to $30.8 million in the first quarter of 2020.

Income tax expense from continuing operations was $60.6 million in the first quarter of 2021 compared to $12.2 million in the first quarter of 2020. The increase in tax expense was primarily related to an increase in pretax earnings quarter-over-quarter and a $13.7 million increase in the Alabama NOL valuation allowance as discussed in Note 3 to the condensed consolidated financial statements.

Earnings from continuing operations were $1.21 per diluted share in the first quarter of 2021 compared to $0.45 per diluted share in the first quarter of 2020.

Discontinued Operations — First quarter pretax loss from discontinued operations was $1.4 million in 2021 compared with a gain of $0.4 million in 2020. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

AGGREGATES SEGMENT FREIGHT-ADJUSTED REVENUES

Aggregates segment freight-adjusted revenues is not a Generally Accepted Accounting Principle (GAAP) measure and should not be considered as an alternative to metrics defined by GAAP. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is consistent with our competitors and meaningful to our investors as it excludes revenues associated with freight & delivery, which are pass-through activities. It also excludes immaterial other revenues related to services, such as landfill tipping fees, that are derived from our aggregates business. Additionally, we use this metric as the basis for calculating the average sales price of our aggregates products. Reconciliation of this metric to its nearest GAAP measure is presented below:

	Three Months Ended
	March 31
in millions, except per ton data	2021	2020
Aggregates segment
Segment sales	$ 894.9	$ 868.2
Less
Freight & delivery revenues [1]	197.2	205.7
Other revenues	16.5	14.5
Freight-adjusted revenues	$ 681.2	$ 648.0
Unit shipments - tons	46.4	45.0
Freight-adjusted sales price	$ 14.67	$ 14.39

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Aggregates segment incremental gross profit

Aggregates segment incremental gross profit flow-through rate is not a GAAP measure and represents the year-over-year change in gross profit divided by the year-over-year change in segment sales excluding freight & delivery (revenues and costs). This metric should not be considered as an alternative to metrics defined by GAAP. We evaluate this metric on a trailing-twelve month basis as quarterly gross profit flow-through rates can vary widely from quarter to quarter. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is consistent with our competitors and meaningful to our investors as it excludes revenues associated with freight & delivery, which are pass-through activities. Reconciliation of this metric to its nearest GAAP measure is presented below:

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
dollars in millions	2021	2020	2021	2020
Aggregates segment
Gross profit	$ 223.6	$ 194.1	$ 1,188.7	$ 1,155.1
Segment sales	$ 894.9	$ 868.2	$ 3,971.0	$ 4,023.5
Gross profit margin	25.0%	22.4%	29.9%	28.7%
Incremental gross profit margin [1]	110.6%		N/A

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
dollars in millions	2021	2020	2021	2020
Aggregates segment
Gross profit	$ 223.6	$ 194.1	$ 1,188.7	$ 1,155.1
Less: Contribution from acquisitions (same-store)	0.0	0.0	0.2	0.0
Same-store gross profit	$ 223.6	$ 194.1	$ 1,188.5	$ 1,155.1
Segment sales	$ 894.9	$ 868.2	$ 3,971.0	$ 4,023.5
Less: Freight & delivery revenues [2]	197.2	205.7	868.6	931.6
Segment sales excluding freight & delivery	$ 697.7	$ 662.5	$ 3,102.4	$ 3,091.9
Less: Contribution from acquisitions (same-store)	0.0	0.0	1.0	0.0
Same-store segment sales excluding freight & delivery	$ 697.7	$ 662.5	$ 3,101.4	$ 3,091.9
Gross profit margin excluding freight & delivery	32.1%	29.3%	38.3%	37.4%
Same-store gross profit margin excluding
freight & delivery	32.1%	29.3%	38.3%	37.4%
Incremental gross profit flow-through rate	83.9%		319.3%
Same-store incremental gross profit flow-through rate	83.8%		347.9%

[1]	Not applicable due to the decrease in segment sales.
[2]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended
	March 31
in millions, except per ton data	2021	2020
Aggregates segment
Gross profit	$ 223.6	$ 194.1
Depreciation, depletion, accretion and amortization	80.8	77.1
Aggregates segment cash gross profit	$ 304.4	$ 271.2
Unit shipments - tons	46.4	45.0
Aggregates segment gross profit per ton	$ 4.82	$ 4.31
Aggregates segment cash gross profit per ton	$ 6.56	$ 6.02
Asphalt segment
Gross profit	$ (3.0)	$ (2.4)
Depreciation, depletion, accretion and amortization	9.1	8.7
Asphalt segment cash gross profit	$ 6.1	$ 6.3
Concrete segment
Gross profit	$ 7.8	$ 9.2
Depreciation, depletion, accretion and amortization	4.0	4.1
Concrete segment cash gross profit	$ 11.8	$ 13.3
Calcium segment
Gross profit	$ 0.9	$ 0.8
Depreciation, depletion, accretion and amortization	0.0	0.0
Calcium segment cash gross profit	$ 0.9	$ 0.8

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	March 31
in millions	2021	2020
Debt
Current maturities of long-term debt	$ 15.4	$ 0.0
Short-term debt	0.0	0.0
Long-term debt	2,772.9	2,785.6
Total debt	$ 2,788.3	$ 2,785.6
Less: Cash and cash equivalents and restricted cash	890.9	120.3
Net debt	$ 1,897.4	$ 2,665.3
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,366.8	$ 1,278.4
Total debt to TTM Adjusted EBITDA	2.0x	2.2x
Net debt to TTM Adjusted EBITDA	1.4x	2.1x

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

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
in millions	2021	2020	2021	2020
Net earnings	$ 160.6	$ 60.3	$ 684.8	$ 614.6
Income tax expense	60.6	12.2	204.3	136.7
Interest expense, net of interest income	33.1	30.8	136.7	126.8
(Earnings) loss on discontinued operations, net of tax	1.1	(0.3)	4.8	3.9
EBIT	255.4	103.0	1,030.6	882.1
Depreciation, depletion, accretion and amortization	100.4	95.5	401.7	380.9
EBITDA	$ 355.8	$ 198.4	$ 1,432.3	$ 1,263.0
Gain on sale of real estate and businesses, net	$ (114.7)	$ 0.0	$ (114.7)	$ (9.3)
Property donation	0.0	0.0	0.0	10.8
Charges associated with divested operations	0.3	0.0	7.3	3.0
Business development [1]	0.4	1.1	6.7	2.8
COVID-19 direct incremental costs	2.5	0.6	12.0	0.6
Pension settlement charge	0.0	0.0	22.7	0.0
Restructuring charges	0.0	0.9	0.5	7.3
Adjusted EBITDA	$ 244.3	$ 201.0	$ 1,366.8	$ 1,278.4
Depreciation, depletion, accretion and amortization	(100.4)	(95.5)	(401.7)	(380.9)
Adjusted EBIT	$ 143.9	$ 105.5	$ 965.1	$ 897.5

[1]	Represents non-routine charges or gains associated with acquisitions including the cost impact of purchase accounting inventory valuations.

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

	Three Months Ended
	March 31
	2021	2020
Diluted Earnings Per Share
Net earnings	$ 1.20	$ 0.45
Less: Discontinued operations	(0.01)	0.00
Diluted EPS from continuing operations	$ 1.21	$ 0.45
Items included in Adjusted EBITDA above	$ (0.62)	$ 0.02
AL NOL carryforward valuation allowance	0.10	0.00
Adjusted diluted EPS from continuing operations	$ 0.69	$ 0.47

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

2021 Projected
in millions	Mid-point
Net earnings	$ 680
Income tax expense	210
Interest expense, net of interest income	130
Depreciation, depletion, accretion and amortization	400
Projected EBITDA	$ 1,420

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

	Trailing-Twelve Months
	March 31
in millions	2021	2020
Adjusted EDITDA	$ 1,366.8	$ 1,278.4
Average invested capital [1]
Property, plant & equipment	$ 4,383.4	$ 4,314.1
Goodwill	3,171.1	3,166.0
Other intangible assets	1,108.7	1,081.7
Fixed and intangible assets	$ 8,663.2	$ 8,561.9
Current assets	$ 1,968.5	$ 1,263.8
Less: Cash and cash equivalents	822.2	108.7
Less: Current tax	17.1	18.0
Adjusted current assets	1,129.1	1,137.2
Current liabilities	839.6	573.9
Less: Current maturities of long-term debt	308.1	0.0
Less: Short-term debt	0.0	63.1
Adjusted current liabilities	531.5	510.8
Adjusted net working capital	$ 597.6	$ 626.3
Average invested capital	$ 9,260.8	$ 9,188.2
Return on invested capital	14.8%	13.9%

[1]	Average invested capital is based on a trailing 5-quarters.

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we took a number of proactive steps during 2020. In May 2020, we issued $750.0 million of 3.50% senior notes due 2030 to prefund current maturities of long-term debt. In September 2020, we executed a new five-year unsecured bank line of credit of $1,000.0 million. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity sources and needs and take appropriate actions.

Cash

Included in our March 31, 2021 cash and cash equivalents and restricted cash balances of $890.9 million is $168.6 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Three Months Ended
	March 31
in millions	2021	2020
Net earnings	$ 160.6	$ 60.3
Depreciation, depletion, accretion and amortization (DDA&A)	100.4	95.5
Noncash operating lease expense	10.5	8.9
Contributions to pension plans	(2.1)	(2.1)
Deferred tax expense	26.9	19.7
Net gain on sale of property, plant & equipment and businesses	(117.2)	(1.0)
Other operating cash flows, net [1]	(9.8)	(98.8)
Net cash provided by operating activities	$ 169.3	$ 82.5

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $169.3 million during the three months ended March 31, 2021, an $86.8 million increase compared to the same period of 2020. This increase primarily resulted from favorable changes in working capital balances.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 40 days at March 31, 2021 compared to 48 days at March 31, 2020. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of the COVID-19 pandemic on our customers’ ability to pay their amounts owed to us.

cash from investing activities

Net cash provided by investing activities was $85.9 million during the first three months of 2021, a $216.1 million increase compared to cash used for investing activities in the same period of 2020. Proceeds from sale of property, plant & equipment were up $184.0 million from the first quarter of 2020 primarily reflecting the sale of a reclaimed quarry in Southern California (see Note 16 to the condensed consolidated financial statements). Conversely, during the first quarter of 2021, we invested $100.7 million in our existing operations compared to $142.7 million in the prior year period. Of this $100.7 million, $30.6 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities.

cash from financing activities

Net cash used for financing activities in the first quarter of 2021 was $562.2 million, compared to $106.5 million in the same period of 2020. The current year includes cash paid to retire the $500.0 million floating rate notes due March 2021. The prior year includes $19.9 million of cash paid to settle interest rate derivatives.

Additionally, we decreased the capital returned to our shareholders by $22.1 million as higher dividends of $4.0 million ($0.37 per share compared to $0.34 per share) were offset by lower share repurchases of $26.1 million (no shares repurchased compared to 214,338 shares repurchased @ $121.92 average price per share).

debt

Certain debt measures are presented below:

	March 31	December 31	March 31
dollars in millions	2021	2020	2020
Debt
Current maturities of long-term debt	$ 15.4	$ 515.4	$ 0.0
Short-term debt	0.0	0.0	0.0
Long-term debt	2,772.9	2,772.3	2,785.6
Total debt	$ 2,788.3	$ 3,287.7	$ 2,785.6
Capital
Total debt	$ 2,788.3	$ 3,287.7	$ 2,785.6
Equity	6,136.2	6,027.3	5,590.3
Total capital	$ 8,924.5	$ 9,315.0	$ 8,375.9
Total Debt as a Percentage of Total Capital	31.2%	35.3%	33.3%
Weighted-average Effective Interest Rates
Line of credit [1]	1.25%	1.25%	1.25%
Term debt	4.63%	4.10%	4.23%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	100.0%	85.1%	73.7%
Floating-rate debt	0.0%	14.9%	26.3%

[1]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

line of credit

In September 2020, we executed a new five-year unsecured line of credit of $1,000.0 million, incurring $4.6 million of transaction costs. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2021, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.250%, the credit margin for base rate borrowings was 0.250%, and the commitment fee for the unused amount was 0.150%.

As of March 31, 2021, our available borrowing capacity under the line of credit was $943.7 million. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$56.3 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,857.5 million (face value) of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. The primary covenant in all three indentures limits the amount of secured debt we may incur without ratably securing such debt. As of March 31, 2021, we were in compliance with all term debt covenants.

In May 2020, we issued $750.0 million of 3.50% senior notes due 2030 for total proceeds of $741.4 million (net of discounts and transaction costs). $250.0 million of the proceeds were used to retire the $250.0 million floating rate notes due June 2020, and the remainder of the proceeds, together with cash on hand, was used to retire the $500.0 million floating rate notes due March 2021.

CURRENT MATURITIES of long-term debt

The $15.4 million of current maturities of long-term debt as of March 31, 2021 includes all long-term debt that we intend to pay within twelve months, and is due as follows:

Current
in millions	Maturities
Second quarter 2021	$0.0
Third quarter 2021	9.0
Fourth quarter 2021	6.0
First quarter 2022	0.4

debt ratings

Our debt ratings and outlooks as of March 31, 2021 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB/stable	2/22/2021	rating revised
Moody's	Baa2/stable	11/9/2020	rating revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

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

As of March 31, 2021, we had one material debt instrument with LIBOR as a reference rate: our $1,000.0 million line of credit (none outstanding at March 31, 2021) due September 2025. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate; however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, our interest expense would increase.

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands	2021	2020	2020
Common stock shares at January 1,
issued and outstanding	132,516	132,371	132,371
Common Stock Issuances
Share-based compensation plans	148	359	276
Common Stock Purchases
Purchased and retired	0	(214)	(214)
Common stock shares at end of period,
issued and outstanding	132,664	132,516	132,433

As of March 31, 2021, there were 8,064,851 shares remaining under the February 2017 Board of Directors’ share purchase authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in thousands, except average cost	2021	2020	2020
Shares Purchased and Retired
Number	0	214	214
Total purchase price	$ 0	$ 26,132	$ 26,132
Average cost per share	$ 0.00	$ 121.92	$ 121.92

There were no shares held in treasury as of March 31, 2021, December 31, 2020 and March 31, 2020.

off-balance sheet arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

Standby Letters of Credit

For a discussion of our standby letters of credit, see Note 7 to the condensed consolidated financial statements.

Cash Contractual Obligations

Our obligation to make future payments under contracts is presented in our most recent Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2021.

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

▪a pandemic, epidemic or other public health emergency, such as the COVID-19 outbreak

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

At March 31, 2021, the estimated fair value of our long-term debt including current maturities was $3,235.5 million compared to a book value of $2,788.3 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $370.7 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Due to the COVID-19 pandemic, we implemented remote work arrangements for support functions and restricted business travel effective mid-March 2020. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. We are continually assessing the potential effects of the COVID-19 pandemic on the design and operating effectiveness of our internal control over financial reporting and, if necessary, will take appropriate actions.

No material changes were made during the first quarter of 2021 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended March 31, 2021 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2021
Jan 1 - Jan 31	0	$ 0.00	0	8,064,851
Feb 1 - Feb 28	0	$ 0.00	0	8,064,851
Mar 1 - Mar 31	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2021, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the first quarter of 2021.

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
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date May 5, 2021	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date May 5, 2021	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)