Form 10-Q
period 2021-06-30
Vulcan Materials CO
filed 2021-08-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

                    Class

Shares outstanding       at July 23, 2021

Common Stock, $1 Par Value

132,678,269

9

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2021 Contents

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

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	June 30	December 31	June 30
in thousands	2021	2020	2020
Assets
Cash and cash equivalents	$ 857,555	$ 1,197,068	$ 816,765
Restricted cash	110,851	945	434
Accounts and notes receivable
Accounts and notes receivable, gross	689,591	558,848	699,320
Allowance for doubtful accounts	(2,739)	(2,551)	(3,460)
Accounts and notes receivable, net	686,852	556,297	695,860
Inventories
Finished products	373,677	378,389	383,483
Raw materials	37,967	33,780	33,178
Products in process	5,099	4,555	5,116
Operating supplies and other	33,900	31,861	29,703
Inventories	450,643	448,585	451,480
Other current assets	94,524	74,270	65,571
Total current assets	2,200,425	2,277,165	2,030,110
Investments and long-term receivables	34,264	34,301	43,849
Property, plant & equipment
Property, plant & equipment, cost	9,094,689	9,102,086	8,921,990
Allowances for depreciation, depletion & amortization	(4,729,456)	(4,676,087)	(4,538,980)
Property, plant & equipment, net	4,365,233	4,425,999	4,383,010
Operating lease right-of-use assets, net	464,765	423,128	426,618
Goodwill	3,172,112	3,172,112	3,172,112
Other intangible assets, net	1,103,079	1,123,544	1,114,592
Other noncurrent assets	231,149	230,656	228,433
Total assets	$ 11,571,027	$ 11,686,905	$ 11,398,724
Liabilities
Current maturities of long-term debt	15,436	515,435	500,026
Trade payables and accruals	300,109	273,080	278,102
Other current liabilities	283,700	259,368	260,621
Total current liabilities	599,245	1,047,883	1,038,749
Long-term debt	2,769,892	2,772,240	2,785,646
Deferred income taxes, net	748,279	706,050	671,097
Deferred revenue	170,160	174,045	177,534
Noncurrent operating lease liabilities	443,128	399,582	405,578
Other noncurrent liabilities	547,210	559,775	555,969
Total liabilities	$ 5,277,914	$ 5,659,575	$ 5,634,573
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,678, 132,516 and 132,446 shares, respectively	132,678	132,516	132,446
Capital in excess of par value	2,806,693	2,802,012	2,789,801
Retained earnings	3,531,861	3,274,107	3,049,943
Accumulated other comprehensive loss	(178,119)	(181,305)	(208,039)
Total equity	$ 6,293,113	$ 6,027,330	$ 5,764,151
Total liabilities and equity	$ 11,571,027	$ 11,686,905	$ 11,398,724
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited	June 30		June 30
in thousands, except per share data	2021	2020	2021	2020
Total revenues	$ 1,361,047	$ 1,322,575	$ 2,429,391	$ 2,371,817
Cost of revenues	962,683	926,056	1,801,760	1,773,575
Gross profit	398,364	396,519	627,631	598,242
Selling, administrative and general expenses	100,667	91,205	189,260	177,635
Gain (loss) on sale of property, plant & equipment
and businesses	211	(258)	117,376	741
Other operating expense, net	(10,372)	(6,160)	(18,698)	(10,151)
Operating earnings	287,536	298,896	537,049	411,197
Other nonoperating income (expense), net	8,223	7,367	14,136	(1,969)
Interest expense, net	41,696	33,954	74,814	64,727
Earnings from continuing operations
before income taxes	254,063	272,309	476,371	344,501
Income tax expense	57,283	61,352	117,922	73,546
Earnings from continuing operations	196,780	210,957	358,449	270,955
Loss on discontinued operations, net of tax	(1,436)	(1,041)	(2,491)	(781)
Net earnings	$ 195,344	$ 209,916	$ 355,958	$ 270,174
Other comprehensive income (loss), net of tax
Deferred loss on interest rate derivative	0	0	0	(14,679)
Amortization of prior interest rate derivative loss	360	194	716	988
Amortization of actuarial loss and prior service
cost for benefit plans	1,235	1,695	2,470	3,390
Other comprehensive income (loss)	1,595	1,889	3,186	(10,301)
Comprehensive income	$ 196,939	$ 211,805	$ 359,144	$ 259,873
Basic earnings (loss) per share
Continuing operations	$ 1.48	$ 1.59	$ 2.70	$ 2.04
Discontinued operations	(0.01)	(0.01)	(0.02)	0.00
Net earnings	$ 1.47	$ 1.58	$ 2.68	$ 2.04
Diluted earnings (loss) per share
Continuing operations	$ 1.47	$ 1.58	$ 2.69	$ 2.03
Discontinued operations	(0.01)	0.00	(0.02)	0.00
Net earnings	$ 1.46	$ 1.58	$ 2.67	$ 2.03
Weighted-average common shares outstanding
Basic	132,781	132,552	132,765	132,560
Assuming dilution	133,507	133,115	133,455	133,154
Effective tax rate from continuing operations	22.5%	22.5%	24.8%	21.3%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited	June 30
in thousands	2021	2020
Operating Activities
Net earnings	$ 355,958	$ 270,174
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	203,475	194,951
Noncash operating lease expense	20,867	17,977
Net gain on sale of property, plant & equipment and businesses	(117,376)	(741)
Contributions to pension plans	(4,097)	(4,409)
Share-based compensation expense	17,688	15,220
Deferred tax expense	41,103	36,644
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(135,007)	(101,271)
Other, net	15,262	(2,954)
Net cash provided by operating activities	$ 397,873	$ 425,591
Investing Activities
Purchases of property, plant & equipment	(192,234)	(223,147)
Proceeds from sale of property, plant & equipment	190,747	3,063
Proceeds from sale of businesses	0	651
Payment for businesses acquired, net of acquired cash	0	(5,668)
Other, net	15	5,575
Net cash used for investing activities	$ (1,472)	$ (219,526)
Financing Activities
Payment of current maturities and long-term debt	(500,013)	(250,012)
Proceeds from issuance of long-term debt	0	750,000
Debt issuance and exchange costs	(13,286)	(10,762)
Settlements of interest rate derivatives	0	(19,863)
Purchases of common stock	0	(26,132)
Dividends paid	(98,173)	(90,128)
Share-based compensation, shares withheld for taxes	(12,782)	(15,830)
Other, net	(1,754)	(645)
Net cash provided by (used for) financing activities	$ (626,008)	$ 336,628
Net increase (decrease) in cash and cash equivalents and restricted cash	(229,607)	542,693
Cash and cash equivalents and restricted cash at beginning of year	1,198,013	274,506
Cash and cash equivalents and restricted cash at end of period	$ 968,406	$ 817,199
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the statements.

notes to condensed consolidated financial statements

Note 1: summary of significant accounting policies

NATURE OF OPERATIONS

Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is one of the nation’s largest suppliers of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete.

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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, particularly in light of the uncertainty over the economic and operational impacts of the current novel coronavirus (COVID-19) pandemic as construction activity continues to be impacted by capacity constraints (supply chain bottlenecks, labor shortages and transportation availability) and cost inflation.

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates and assumptions affect, among other things, our goodwill and long-lived asset valuations; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes; allowance for doubtful accounts; measurement of cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after June 30, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Discontinued Operations
Pretax loss	$ (1,935)	$ (1,412)	$ (3,358)	$ (1,058)
Income tax benefit	499	371	867	277
Loss on discontinued operations,
net of tax	$ (1,436)	$ (1,041)	$ (2,491)	$ (781)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Weighted-average common shares
outstanding	132,781	132,552	132,765	132,560
Dilutive effect of
Stock-Only Stock Appreciation Rights	318	271	309	307
Other stock compensation plans	408	292	381	287
Weighted-average common shares
outstanding, assuming dilution	133,507	133,115	133,455	133,154

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Antidilutive common stock equivalents	67	296	67	275

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, office equipment and plant equipment).

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

		June 30	December 31	June 30
in thousands	Classification on the Balance Sheet	2021	2020	2020
Assets
Operating lease ROU assets		$ 530,760	$ 482,513	$ 472,003
Accumulated amortization		(65,995)	(59,385)	(45,385)
Operating leases, net	Operating lease right-of-use assets, net	464,765	423,128	426,618
Finance lease assets		11,061	7,796	6,223
Accumulated amortization		(2,970)	(1,640)	(737)
Finance leases, net	Property, plant & equipment, net	8,091	6,156	5,486
Total lease assets		$ 472,856	$ 429,284	$ 432,104
Liabilities
Current
Operating	Other current liabilities	$ 36,694	$ 36,969	$ 32,645
Finance	Other current liabilities	2,815	2,047	1,695
Noncurrent
Operating	Noncurrent operating lease liabilities	443,128	399,582	405,578
Finance	Other noncurrent liabilities	5,325	4,139	3,807
Total lease liabilities		$ 487,962	$ 442,737	$ 443,725
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		9.1	9.5	10.4
Finance leases		3.8	4.2	4.4
Weighted-average discount rate
Operating leases		3.3%	3.6%	4.1%
Finance leases		1.3%	1.4%	1.5%

Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material. We have not sought or been granted any material lease concessions as a result of the COVID-19 pandemic.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Lease Cost
Finance lease cost
Amortization of right-of-use assets	$ 699	$ 369	$ 1,330	$ 673
Interest on lease liabilities	30	25	60	47
Operating lease cost	15,517	14,234	30,809	28,340
Short-term lease cost [1]	5,345	7,676	10,447	16,721
Variable lease cost	2,779	3,773	5,470	6,905
Sublease income	(834)	(721)	(1,657)	(1,456)
Total lease cost	$ 23,536	$ 25,356	$ 46,459	$ 51,230

[1]	Our short-term lease cost includes the cost of leases with an initial term of one month or less.

Cash paid for operating leases was $28,738,000 and $26,559,000 for the six months ended June 30, 2021 and 2020, respectively. Cash paid for finance leases was $1,310,000 and $658,000 for the six months ended June 30, 2021 and 2020, respectively.

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

In the second quarter of 2021, we recorded income tax expense from continuing operations of $57,283,000 compared to $61,352,000 in the second quarter of 2020. The decrease in tax expense was primarily related to a decrease in pretax earnings.

For the first six months of 2021, we recorded income tax expense from continuing operations of $117,922,000 compared to $73,546,000 for the first six months of 2020. The increase in tax expense was primarily related to an increase in pretax earnings and an increase in the Alabama net operating loss (NOL) valuation allowance.

In February 2021, the Alabama Business Competitiveness Act was signed into law. This Act contained a provision requiring most taxpayers to change from a three-factor, double-weighted sales method to a single-sales factor method to apportion income to Alabama. This provision had the effect of significantly reducing our apportionment of income to Alabama, thereby further inhibiting our ability to utilize our Alabama NOL carryforward. As a result, we recorded a charge in the first quarter to increase the valuation allowance by $13,695,000. No other material tax impacts resulted from the enactment of this Act.

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

Each quarter we analyze the likelihood that our deferred tax assets will be realized. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. We project Alabama NOL carryforward deferred tax assets at December 31, 2021 of $63,155,000 against which we have a valuation allowance of $42,931,000 (after considering the Act). Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

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

Note 4: revenueS

Revenues are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect are recorded as liabilities until remitted and thus are excluded from revenues. Costs to obtain and fulfill contracts (primarily asphalt construction paving contracts) are immaterial and are expensed as incurred when the expected amortization period is one year or less.

Our segment total revenues by geographic market for the three and six month periods ended June 30, 2021 and 2020 are disaggregated as follows:

	Three Months Ended June 30, 2021
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 354,415	$ 42,797	$ 66,265	$ 0	$ 463,477
Gulf Coast	607,514	46,075	18,618	1,960	674,167
West	163,438	123,705	11,318	0	298,461
Segment sales	$ 1,125,367	$ 212,577	$ 96,201	$ 1,960	$ 1,436,105
Intersegment sales	(75,058)	0	0	0	(75,058)
Total revenues	$ 1,050,309	$ 212,577	$ 96,201	$ 1,960	$ 1,361,047

	Three Months Ended June 30, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 350,238	$ 37,956	$ 71,653	$ 0	$ 459,847
Gulf Coast	567,811	50,503	17,946	1,889	638,149
West	152,547	134,491	11,084	0	298,122
Segment sales	$ 1,070,596	$ 222,950	$ 100,683	$ 1,889	$ 1,396,118
Intersegment sales	(73,543)	0	0	0	(73,543)
Total revenues	$ 997,053	$ 222,950	$ 100,683	$ 1,889	$ 1,322,575

	Six Months Ended June 30, 2021
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 597,766	$ 60,197	$ 121,354	$ 0	$ 779,317
Gulf Coast	1,126,368	87,488	36,026	4,020	1,253,902
West	296,142	212,059	20,180	0	528,381
Segment sales	$ 2,020,276	$ 359,744	$ 177,560	$ 4,020	$ 2,561,600
Intersegment sales	(132,209)	0	0	0	(132,209)
Total revenues	$ 1,888,067	$ 359,744	$ 177,560	$ 4,020	$ 2,429,391

	Six Months Ended June 30, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 590,106	$ 55,839	$ 133,772	$ 0	$ 779,717
Gulf Coast	1,061,107	84,358	34,911	3,915	1,184,291
West	287,609	222,542	26,765	0	536,916
Segment sales	$ 1,938,822	$ 362,739	$ 195,448	$ 3,915	$ 2,500,924
Intersegment sales	(129,107)	0	0	0	(129,107)
Total revenues	$ 1,809,715	$ 362,739	$ 195,448	$ 3,915	$ 2,371,817

[1]	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mexico, Mississippi, Oklahoma, South Carolina and Texas

West market — Arizona, California and New Mexico

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $60,778,000 (4.5% of total revenues) and $57,374,000 (4.3% of total revenues) for the three months ended June 30, 2021 and 2020, respectively, and $102,018,000 (4.2% of total revenues) and $96,938,000 (4.1% of total revenues) for the six months ended June 30, 2021 and 2020, respectively.

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

Freight & delivery revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Freight & Delivery Revenues
Total revenues	$ 1,361,047	$ 1,322,575	$ 2,429,391	$ 2,371,817
Freight & delivery revenues [1]	(195,060)	(202,855)	(358,468)	(379,223)
Total revenues excluding freight & delivery	$ 1,165,987	$ 1,119,720	$ 2,070,923	$ 1,992,594

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Deferred Revenue
Balance at beginning of period	$ 176,293	$ 183,997	$ 177,962	$ 185,339
Revenue recognized from deferred revenue	(2,217)	(2,034)	(3,886)	(3,376)
Balance at end of period	$ 174,076	$ 181,963	$ 174,076	$ 181,963

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income during the 12-month period ending June 30, 2022 (reflected in other current liabilities in our June 30, 2021 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	June 30	December 31	June 30
in thousands	2021	2020	2020
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 31,190	$ 28,058	$ 21,994
Total	$ 31,190	$ 28,058	$ 21,994

Level 2 Fair Value
	June 30	December 31	June 30
in thousands	2021	2020	2020
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1,249	$ 837	$ 1,738
Total	$ 1,249	$ 837	$ 1,738

We have two Rabbi Trusts for the purpose of providing a level of security for the employee nonqualified retirement and deferred compensation plans and for the directors' nonqualified deferred compensation plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds for which quoted prices in active markets are available. Level 2 investments are stated at estimated fair value based on the underlying investments in the fund (high-quality, short-term, U.S. dollar-denominated money market instruments).

Net gains (losses) of the Rabbi Trusts’ investments were $3,382,000 and $(998,000) for the six months ended June 30, 2021 and 2020, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at June 30, 2021 and 2020 were $3,028,000 and $(990,000), respectively.

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

Note 6: Derivative Instruments

During the normal course of operations, we are exposed to market risks including interest rates, foreign currency exchange rates and commodity prices. From time to time, we use derivative instruments to balance the cost and risk of such exposures. We do not use derivative instruments for trading or other speculative purposes.

In 2007, 2018 and 2020, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these interest rate hedges is deferred (recorded in accumulated other comprehensive income (AOCI)) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in thousands	Statement	2021	2020	2021	2020
Interest Rate Hedges
Loss reclassified from AOCI	Interest
(effective portion)	expense	$ (487)	$ (263)	$ (969)	$ (1,337)

For the 12-month period ending June 30, 2022, we estimate that $2,005,000 of the $23,227,000 net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	June 30	December 31	June 30
in thousands	Interest Rates	2021	2020	2020
Short-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Delayed draw term loan expires 2024		$ 0	$ 0	$ 0
Bank line of credit expires 2025 [1]		0	0	0
Floating-rate notes due 2021		0	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
3.50% notes due 2030	3.94%	750,000	750,000	750,000
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949	460,949
Other notes	0.88%	11,270	11,711	9,153
Total long-term debt - face value		$ 2,857,458	$ 3,357,899	$ 3,355,341
Unamortized discounts and debt issuance costs		(72,130)	(70,224)	(69,669)
Total long-term debt - book value		$ 2,785,328	$ 3,287,675	$ 3,285,672
Less current maturities		15,436	515,435	500,026
Total long-term debt - reported value		$ 2,769,892	$ 2,772,240	$ 2,785,646
Estimated fair value of long-term debt		$ 3,345,392	$ 3,443,225	$ 3,225,468

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $11,380,000 and $3,126,000 of net interest expense for these items for the six months ended June 30, 2021 and 2020, respectively.

BRIDGE FACILITY, DELAYED DRAW TERM LOAN AND LINE OF CREDIT

In June 2021, concurrent with the announcement of the proposed acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200,000,000 bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600,000,000 delayed draw term loan facility with a subset of the banks that provide our line of credit. The bridge facility commitment was terminated as a condition to the execution of the delayed draw term loan facility. The delayed draw term loan may be drawn once upon the acquisition of U.S. Concrete and all borrowings are due three years from the funding date. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of June 30, 2021, we were in compliance with the delayed draw term loan covenants.

Financing costs for the bridge facility commitment and the delayed draw term loan facility totaled $13,316,000, $9,384,000 of which was recognized as interest expense in the current quarter. Borrowings on the delayed draw term loan bear interest, at our option, at either LIBOR plus a credit margin ranging from 0.875% to 1.375%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.000% to 0.375%. We also pay a commitment fee on the delayed draw term loan until it is drawn that ranges from 0.090% to 0.225%. The credit margins and commitment fee are determined by our credit ratings. As of June 30, 2021, the credit margin for LIBOR borrowings was 1.000%, the credit margin for base rate borrowings was 0.000% and the commitment fee was 0.100%.

In September 2020, we executed a new five-year unsecured line of credit of $1,000,000,000, incurring $4,632,000 of deferred transaction costs. The line of credit contains covenants customary for an unsecured investment-grade facility. As of June 30, 2021, we were in compliance with the line of credit covenants.

Borrowings on the line of credit bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.000% to 1.625%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.000% to 0.625%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of June 30, 2021, the credit margin for LIBOR borrowings was 1.125%, the credit margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

As of June 30, 2021, our available borrowing capacity under the line of credit was $942,715,000. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$57,285,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,857,458,000 (face value) of term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. As of June 30, 2021, we were in compliance with all term debt covenants.

In May 2020, we issued $750,000,000 of 3.50% senior notes due 2030. Total proceeds were $741,417,000 (net of discounts and transaction costs). $250,000,000 of the proceeds were used to retire the $250,000,000 floating rate notes due June 2020. The remainder of the proceeds, together with cash on hand, was used to retire the $500,000,000 floating rate notes due March 2021.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. All of our standby letters of credit are issued by banks that participate in our $1,000,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2021 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 48,982
Reclamation/restoration requirements	8,303
Total	$ 57,285

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As stated in Note 2, our lease liabilities totaled $487,962,000 as of June 30, 2021.

As summarized by purpose in Note 7, our standby letters of credit totaled $57,285,000 as of June 30, 2021.

As described in Note 9, our asset retirement obligations totaled $286,435,000 as of June 30, 2021.

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

	June 30	December 31	June 30
in thousands	2021	2020	2020
Accrued Environmental Remediation Costs
Continuing operations	$ 25,543	$ 25,544	$ 22,743
Retained from former Chemicals business	10,870	10,971	10,846
Total	$ 36,413	$ 36,515	$ 33,589

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

Efforts to investigate and remediate the River have been underway for many years and have involved hundreds of entities that have had operations on or near the River at some point during the past several decades. We formerly owned a chemicals operation near the mouth of the River, which was sold in 1974. The major risk drivers in the River have been identified to include dioxins, PCBs, DDx and mercury. We did not manufacture any of these risk drivers and have no evidence that any of these were discharged into the River by Vulcan.

In August 2017, the EPA informed certain members of the CPG, including Vulcan, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy identified in the ROD. This voluntary allocation process is intended to establish an impartial third-party expert recommendation that may be considered by the government and the participants as the basis of possible settlements, including settlements related to future remediation actions. The final allocation recommendations, which are subject to confidentiality provisions, were submitted to the EPA for its review and consideration in late December 2020. Certain PRPs, including Vulcan, have since received a joint confidential settlement demand from the EPA/DOJ. The demand will be subject to further negotiation. If the PRPs who received the joint confidential settlement demand use the allocator’s recommendation as the basis to allocate the demand amongst themselves, Vulcan’s portion would be within the immaterial loss recorded for this matter in 2015.

In July 2018, Vulcan, along with more than one hundred other defendants, was sued by Occidental in United States District Court for the District of New Jersey, Newark Vicinage. Occidental is seeking cost recovery and contribution under CERCLA. It is unknown at this time how the proposed settlement with the EPA/DOJ would affect the Occidental lawsuit.

■ TEXAS BRINE MATTER (DISCONTINUED OPERATIONS) — During the operation of its former Chemicals Division, Vulcan secured the right to mine salt out of an underground salt dome formation in Assumption Parish, Louisiana from 1976 - 2005. Throughout that period, the Texas Brine Company (Texas Brine) was the operator contracted by Vulcan (and later Occidental Chemical Company (Occidental)) to mine and deliver the salt. We sold our Chemicals Division in 2005 and transferred our rights and interests related to the salt and mining operations to the purchaser, a subsidiary of Occidental, and we have had no association with the leased premises or Texas Brine since that time. In August 2012, a sinkhole developed in the vicinity of the Texas Brine mining operations, and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were also filed in federal court before the Eastern District of Louisiana in New Orleans.

There have been numerous defendants, including Texas Brine and Occidental, to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine. We have since been added as a direct and third-party defendant by other parties, including a direct claim by the state of Louisiana. Damage categories encompassed within the litigation include, but are not limited to, individual plaintiffs’ claims for property damage; a claim by the state of Louisiana for response costs and civil penalties; claims by Texas Brine for past and future response costs, lost profits and investment costs, indemnity payments, attorneys’ fees, other litigation costs and judicial interests; claims for physical damages to nearby oil and gas pipelines and storage facilities (pipelines); and business interruption claims.

In addition to the plaintiffs’ claims, we were also sued for contractual indemnity and comparative fault by both Texas Brine and Occidental. It is alleged that the sinkhole was caused, in whole or in part, by our negligent or fraudulent actions or failure to act. It is also alleged that we breached the salt lease with Occidental, as well as an operating agreement and related contracts with Texas Brine; that we are strictly liable for certain property damages in our capacity as a former lessee of the salt lease; and that we violated certain covenants and conditions in the agreement under which we sold our Chemicals Division to Occidental. We likewise made claims for contractual indemnity and on a basis of comparative fault against Texas Brine and Occidental. Vulcan and Occidental have since dismissed all of their claims against one another. Texas Brine has claims that remain pending against Vulcan and against Occidental.

A joint bench trial (judge only) began in September 2017 and ended in October 2017 in the pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a damages phase of the trial to be held at a later date. In December 2017, the judge issued a ruling on the allocation of fault among the three defendants as follows: Occidental 50%, Texas Brine 35% (and its wholly-owned subsidiary) and Vulcan 15%. This ruling was appealed by the parties in each of the pipeline cases. In December 2020, the Louisiana Court of Appeal, First Circuit issued its Notice of Judgment and Disposition in one of the pipeline cases reversing in part and amending the trial court judgment to reallocate 20% of the fault from Occidental to Texas Brine, with the result that 30% of the fault is now allocated to Occidental and 55% of the fault is now allocated to Texas Brine (and its wholly-owned subsidiary). The Court of Appeal affirmed the 15% fault allocation to Vulcan. The Court of Appeal made various other findings, including findings related to the arbitrability of certain claims between Occidental and Texas Brine. In March 2021, Texas Brine and Vulcan

each filed a writ application with the Louisiana Supreme Court seeking review of various portions of the lower court decision, including fault allocations. In May 2021, the Court of Appeal issued a ruling in one of the other two pipeline cases, assigning the same allocation of fault between the parties. On June 8, 2021, the Louisiana Supreme Court denied the parties’ March 2021 writ applications in one of the three pipeline cases. Appeal and writ proceedings remain ongoing in connection with all three pipeline cases.

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

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) well field located within the NHOU. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for collection of data in support of our evaluation of the need for an offsite remedy. In addition, this evaluation was expanded as part of the PDI to include the evaluation of a remedy in light of a new project by LADWP at the Rinaldi-Toluca (RT) wellfield. PDI investigative activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a Draft PDI Evaluation Report to the EPA. The PDI Evaluation Report summarizes data collection activities conducted pursuant to the Draft PDI Work Plan and provides model updates and evaluation of remediation alternatives for offsite areas. The EPA provided an initial set of comments on the Draft PDI Evaluation Report in May 2019 and a final set of comments in October 2020. The final set of comments includes a request for Vulcan to revise and develop a final PDI Evaluation Report. The final comments further provide, if Vulcan agrees, a proposal for an alternative approach for offsite remediation (as opposed to installation of offsite extraction wells) and development of a Supplemental PDI Evaluation Report that would require the EPA to modify the remedy in the 2009 ROD as it relates to the Hewitt Landfill. In December 2020, Vulcan submitted the Final PDI Evaluation Report, which includes edits to the Draft PDI Evaluation Report and responses to the EPA’s comments. Until the EPA’s review and approval of the Final PDI Evaluation Report and any Supplemental PDI Evaluation Report on remedial alternative(s) is complete and an effective remedy has been selected by the EPA or agreed upon, we cannot identify an appropriate remedial action that will be required under the AOC. Given the various stakeholders involved and the uncertainties relating to remediation alternatives, we cannot reasonably estimate a loss pertaining to Vulcan’s responsibility for future remedial action required by the EPA.

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

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
ARO Operating Costs
Accretion	$ 3,259	$ 3,247	$ 6,455	$ 6,155
Depreciation	2,664	2,063	5,325	3,899
Total	$ 5,923	$ 5,310	$ 11,780	$ 10,054

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Asset Retirement Obligations
Balance at beginning of period	$ 285,401	$ 263,445	$ 283,163	$ 210,323
Liabilities incurred	0	0	938	0
Liabilities settled	(2,260)	(3,354)	(4,953)	(8,588)
Accretion expense	3,259	3,247	6,455	6,155
Revisions, net	35	410	832	55,858
Balance at end of period	$ 286,435	$ 263,748	$ 286,435	$ 263,748

ARO revisions during the first six months of 2020 primarily include increases in estimated costs at two aggregates locations, including reclamation activities required under a development agreement at an aggregates site on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of previously mined property to conditions suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$ 1,194	$ 1,331	$ 2,387	$ 2,662
Interest cost	4,880	7,531	9,759	15,062
Expected return on plan assets	(11,375)	(12,485)	(22,750)	(24,969)
Amortization of prior service cost	336	335	673	670
Amortization of actuarial loss	2,179	3,140	4,357	6,279
Net periodic pension benefit credit	$ (2,786)	$ (148)	$ (5,574)	$ (296)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,515	$ 3,475	$ 5,030	$ 6,949

The contributions to pension plans for the six months ended June 30, 2021 and 2020, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$ 265	$ 380	$ 530	$ 760
Interest cost	106	242	212	485
Amortization of prior service credit	(477)	(980)	(953)	(1,959)
Amortization of actuarial gain	(367)	(201)	(734)	(403)
Net periodic postretirement benefit credit	$ (473)	$ (559)	$ (945)	$ (1,117)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (844)	$ (1,181)	$ (1,687)	$ (2,362)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor two defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $12,885,000 and $12,810,000 for the three months ended June 30, 2021 and 2020, respectively, and totaled $35,022,000 and $23,867,000 for the six months ended June 30, 2021 and 2020, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in thousands	2021	2020	2020
AOCI
Interest rate hedges	$ (23,227)	$ (23,943)	$ (24,644)
Pension and postretirement plans	(154,892)	(157,362)	(183,395)
Total	$ (178,119)	$ (181,305)	$ (208,039)

Changes in AOCI, net of tax, for the six months ended June 30, 2021 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2020	$ (23,943)	$ (157,362)	$ (181,305)
Amounts reclassified from AOCI	716	2,470	3,186
Net current period OCI changes	716	2,470	3,186
Balances as of June 30, 2021	$ (23,227)	$ (154,892)	$ (178,119)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Amortization of Interest Rate Hedge Losses
Interest expense	$ 487	$ 263	$ 969	$ 1,337
Benefit from income taxes	(127)	(69)	(253)	(349)
Total	$ 360	$ 194	$ 716	$ 988
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1,671	$ 2,294	$ 3,343	$ 4,587
Benefit from income taxes	(436)	(599)	(873)	(1,197)
Total	$ 1,235	$ 1,695	$ 2,470	$ 3,390
Total reclassifications from AOCI to earnings	$ 1,595	$ 1,889	$ 3,186	$ 4,378

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

There were no shares held in treasury as of June 30, 2021, December 31, 2020 and June 30, 2020.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands, except average cost	2021	2020	2020
Shares Purchased and Retired
Number	0	214	214
Total purchase price	$ 0	$ 26,132	$ 26,132
Average cost per share	$ 0.00	$ 121.92	$ 121.92

As of June 30, 2021, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands, except per share data	2021	2020	2021	2020
Total Equity
Balance at beginning of period	$ 6,136,241	$ 5,590,326	$ 6,027,330	$ 5,621,857
Net earnings	195,344	209,916	355,958	270,174
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(798)	(1,456)	(12,876)	(16,539)
Purchase and retirement of common stock	0	0	0	(26,132)
Share-based compensation expense	9,819	8,504	17,688	15,220
Cash dividends on common stock
($0.37/$0.34/$0.74/$0.68 per share, respectively)	(49,088)	(45,028)	(98,173)	(90,128)
Other comprehensive income (expense)	1,595	1,889	3,186	(10,301)
Balance at end of period	$ 6,293,113	$ 5,764,151	$ 6,293,113	$ 5,764,151

Note 13: Segment Reporting

We have four operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Our Asphalt and Concrete segments are primarily supplied with their aggregates requirements from our Aggregates segment. These intersegment sales are made at local market prices for the particular grade and quality of product used in the production of asphalt mix and ready-mixed concrete and are excluded from total revenues. Management reviews earnings from the product line reporting segments principally at the gross profit level.

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands	2021	2020	2021	2020
Total Revenues
Aggregates [1]	$ 1,125,367	$ 1,070,596	$ 2,020,276	$ 1,938,822
Asphalt [2]	212,577	222,950	359,744	362,739
Concrete	96,201	100,683	177,560	195,448
Calcium	1,960	1,889	4,020	3,915
Segment sales	$ 1,436,105	$ 1,396,118	$ 2,561,600	$ 2,500,924
Aggregates intersegment sales	(75,058)	(73,543)	(132,209)	(129,107)
Total revenues	$ 1,361,047	$ 1,322,575	$ 2,429,391	$ 2,371,817
Gross Profit
Aggregates	$ 373,833	$ 351,162	$ 597,471	$ 545,293
Asphalt	13,532	30,464	10,541	28,029
Concrete	10,293	14,227	18,061	23,440
Calcium	706	666	1,558	1,480
Total	$ 398,364	$ 396,519	$ 627,631	$ 598,242
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 84,328	$ 80,747	$ 165,136	$ 157,883
Asphalt	9,060	8,668	18,155	17,402
Concrete	4,026	4,001	7,978	8,083
Calcium	39	48	78	97
Other	5,654	6,006	12,128	11,486
Total	$ 103,107	$ 99,470	$ 203,475	$ 194,951
Identifiable Assets [3]
Aggregates			$ 9,492,913	$ 9,545,787
Asphalt			579,151	583,902
Concrete			314,166	321,304
Calcium			3,527	3,718
Total identifiable assets			$ 10,389,757	$ 10,454,711
General corporate assets			212,864	126,814
Cash and cash equivalents and restricted cash			968,406	817,199
Total assets			$ 11,571,027	$ 11,398,724

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2021	2020
Cash Payments
Interest (exclusive of amount capitalized)	$ 65,195	$ 60,741
Income taxes	87,416	9,055
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 27,018	$ 10,994
Recognition of new and revised asset retirement obligations	1,770	55,858
Recognition of new and revised right-of-use assets for
Operating lease liabilities [1]	56,974	25,083
Finance lease liabilities	3,265	4,991
Amounts referable to business acquisitions
Liabilities assumed	0	5,637
Consideration payable to seller	0	8,980
Fair value of noncash assets and liabilities exchanged	0	21,214

[1]	The 2021 amount includes a modification to our headquarters office space lease to extend the lease term.

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2021 and 2020. Accumulated goodwill impairment losses amount to $252,664,000 (year 2008) in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2020 to June 30, 2021 are shown below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2020	$ 3,080,479	$ 91,633	$ 0	$ 0	$ 3,172,112
Totals at June 30, 2021	$ 3,080,479	$ 91,633	$ 0	$ 0	$ 3,172,112

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS AND PROPOSED ACQUISITION

During the second quarter of 2021, we announced the proposed acquisition of U.S. Concrete, Inc. (NASDAQ: USCR), a leading supplier of aggregates and ready-mixed concrete for a purchase price of $74.00 per common share in cash, representing a total equity value of $1.294 billion. The transaction has been unanimously approved by the boards of directors of both companies and is expected to close in the second half of 2021, subject to U.S. Concrete shareholder approval, regulatory clearance and other customary closing conditions.

2021 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2021, we completed no business acquisitions.

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

▪Fourth quarter — a Virginia ready-mix concrete business, resulting in an immaterial loss. We retained all real property which is being leased to the buyer and obtained a 20-year aggregates supply agreement

▪Second quarter — our New Mexico ready-mix concrete business, resulting in an immaterial gain. We retained the concrete plants and mobile fleet and are leasing these assets to the buyer. Additionally, we obtained a 20-year aggregates supply agreement

No material assets met the criteria for held for sale at June 30, 2021, December 31, 2020 or June 30, 2020.

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

ACCOUNTING STANDARDS PENDING ADOPTION

None

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

Overview

We provide the basic materials for the infrastructure needed to maintain and expand the U.S. economy. We operate primarily in the U.S. and are one of the nation's largest suppliers of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of asphalt mix and ready-mixed concrete. Our strategy and competitive advantage are based on our strength in aggregates which are used in most types of construction and in the production of asphalt mix and ready-mixed concrete.

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

EXECUTIVE SUMMARY

Financial highlights for SECOND Quarter 2021

Compared to second quarter of 2020:

▪Total revenues increased $38.5 million, or 3%, to $1,361.0 million

▪Gross profit increased $1.8 million, or less than 1%, to $398.4 million

▪Aggregates segment sales increased $54.8 million, or 5%, to $1,125.4 million

▪Aggregates segment freight-adjusted revenues increased $59.3 million, or 7%, to $874.0 million

▪Shipments increased 4%, or 2.3 million tons, to 58.5 million tons

▪Freight-adjusted sales price increased 3.0%, or $0.43 per ton to $14.93

▪Aggregates segment gross profit increased $22.7 million, or 6%, to $373.8 million

▪Unit profitability (as measured by gross profit per ton) increased 2.2% to $6.39 per ton

▪Asphalt, Concrete and Calcium segment gross profit decreased $20.8 million, or 46%, to $24.5 million, collectively

▪Selling, administrative and general (SAG) expenses increased $9.5 million and increased 0.5 percentage points (50 basis points) as a percentage of total revenues

▪Operating earnings decreased $11.4 million, or 4%, to $287.5 million

▪Earnings from continuing operations were $196.8 million, or $1.47 per diluted share, compared to $211.0 million, or $1.58 per diluted share

▪Adjusted earnings from continuing operations were $1.57 per diluted share, compared to $1.60 per diluted share

▪Net earnings were $195.3 million, a decrease of $14.6 million, or 7%

▪Adjusted EBITDA was $406.0 million, a decrease of $1.8 million, or less than 1%

▪Returned capital to shareholders via dividends ($49.1 million @ $0.37 per share versus $45.0 million @ $0.34 per share)

Our performance in the first half of 2021 has been supported by consistent execution on our four strategic disciplines (Operational Excellence, Commercial Excellence, Logistics Innovation and Strategic Sourcing). Our team’s efforts throughout the first half of 2021 have allowed us to expand our Aggregates segment gross profit by 1.5 percentage points (150 basis points) and increase our cash gross profit per ton by 4.6%. Despite energy inflation and disruptive weather in the second quarter, Aggregates segment gross profit margin improved 0.40 percentage points (40 basis points), and cash gross profit grew by 1.8% to $7.83 per ton. Across our business, energy inflation reduced earnings by $25.3 million in the quarter, $15.2 million due to diesel and $10.1 million due to liquid asphalt. Lower non-aggregates earnings dampened an otherwise strong performance.

We expect to carry forward the progress we have made through the first half of 2021 and will continue to diligently navigate the changing macro environment. Recent pricing actions across much of our footprint and a keen focus on improving operating efficiencies will continue to help offset spikes in certain input costs. The flexibility of our operating plans will enable us to maintain a high level of performance during the second half of the year and achieve our full-year 2021 targets. We remain excited and focused on closing the proposed acquisition of U.S. Concrete, which will expand our footprint in attractive geographies and accelerate our growth strategy.

Capital expenditures in the second quarter were $93.7 million, including $34.3 million for growth projects. During the fourth quarter of 2020, we restarted planned growth projects that were put on hold in the first quarter of 2020 as a result of the pandemic. For the full year 2021, we expect to spend between $450 million and $475 million on capital expenditures, including growth projects. We will continue to review our plans and will adjust as needed.

As of June 30, 2021, total debt to trailing-twelve month Adjusted EBITDA was 2.0 times or 1.3 times on a net debt basis reflecting $968.4 million of cash on hand. Our weighted-average debt maturity was 15.1 years, and our effective weighted-average interest rate was 4.63%.

Interest expense, net of interest income, was $41.7 million in the second quarter, up from $34.0 million in the prior year. This increase includes $9.4 million of costs associated with financing the proposed acquisition of U.S. Concrete announced on June 7, 2021.

On a trailing-twelve month basis, return on invested capital was 14.8%, 0.60 percentage points (60 basis points) higher than the comparable prior year period. We remain committed to driving further improvement through solid operating earnings growth coupled with disciplined capital management and a balanced approach to growth.

OUTLOOK

We reiterate our full-year Adjusted EBITDA range of $1.380 billion to $1.460 billion. Our operating performance in the first half of the year was strong, and we remain on track to achieve another year of earnings growth. Our aggregates business is executing well, and we are focused on factors within our control, including pricing and operating disciplines.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except unit and per unit data	2021	2020	2021	2020
Total revenues	$ 1,361.0	$ 1,322.6	$ 2,429.4	$ 2,371.8
Cost of revenues	962.6	926.1	1,801.8	1,773.6
Gross profit	$ 398.4	$ 396.5	$ 627.6	$ 598.2
Gross profit margin	29.3%	30.0%	25.8%	25.2%
Selling, administrative and general (SAG)	$ 100.7	$ 91.2	$ 189.3	$ 177.6
SAG as a percentage of total revenues	7.4%	6.9%	7.8%	7.5%
Gain (loss) on sale of property, plant &
equipment and businesses	$ 0.2	$ (0.3)	$ 117.4	$ 0.7
Operating earnings	$ 287.5	$ 298.9	$ 537.0	$ 411.2
Interest expense, net	$ 41.7	$ 34.0	$ 74.8	$ 64.7
Earnings from continuing operations
before income taxes	$ 254.1	$ 272.3	$ 476.4	$ 344.5
Income tax expense	$ 57.3	$ 61.4	$ 117.9	$ 73.5
Effective tax rate from continuing operations	22.5%	22.5%	24.8%	21.3%
Earnings from continuing operations	$ 196.8	$ 211.0	$ 358.4	$ 271.0
Earnings (loss) on discontinued operations,
net of income taxes	(1.5)	(1.1)	(2.4)	(0.8)
Net earnings	$ 195.3	$ 209.9	$ 356.0	$ 270.2
Diluted earnings (loss) per share
Continuing operations	$ 1.47	$ 1.58	$ 2.69	$ 2.03
Discontinued operations	(0.01)	0.00	(0.02)	0.00
Diluted net earnings per share	$ 1.46	$ 1.58	$ 2.67	$ 2.03
EBITDA [1]	$ 398.9	$ 405.7	$ 754.7	$ 604.2
Adjusted EBITDA [1]	$ 406.0	$ 407.8	$ 650.3	$ 608.8
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	58,528	56,195	104,965	101,243
Freight-adjusted sales price	$ 14.93	$ 14.50	$ 14.82	$ 14.45
Asphalt Mix
Tons (thousands)	3,134	3,403	5,351	5,460
Average sales price	$ 58.14	$ 57.46	$ 57.58	$ 57.86
Ready-mixed concrete
Cubic yards (thousands)	731	786	1,344	1,520
Average sales price	$ 130.61	$ 127.35	$ 131.03	$ 127.62
Calcium
Tons (thousands)	71	71	145	144
Average sales price	$ 27.64	$ 26.55	$ 27.64	$ 27.06

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

secoND quarter 2021 Compared to SECOND Quarter 2020

Second quarter 2021 total revenues were $1,361.0 million, up 3% from the second quarter of 2020. Shipments increased in aggregates (+4%) while declining in asphalt mix (-8%) and ready-mixed concrete (-7%). Likewise, gross profit increased in the Aggregates (+$22.7 million or 6%) segment while declining in the Asphalt (-$16.9 million or 56%) and Concrete (-$3.9 million or 28%) segments. A 71% increase in the unit cost of diesel fuel increased costs by $15.2 million from the prior year’s second quarter with most ($14.0 million) of this cost increase reflected in the Aggregates segment.

Net earnings for the second quarter of 2021 were $195.3 million, or $1.46 per diluted share, compared to $209.9 million, or $1.58 per diluted share, in the second quarter of 2020. Each period’s results were impacted by discrete items, as follows:

Net earnings for the second quarter of 2021 include:

▪pretax charges of $0.4 million associated with divested operations

▪pretax charges of $5.5 million associated with non-routine business development

▪pretax charges of $1.3 million for COVID-19 pandemic direct incremental costs

▪pretax interest charges of $9.4 million related to financing the proposed acquisition of U.S. Concrete

Net earnings for the second quarter of 2020 include:

▪pretax charges of $0.8 million associated with divested operations

▪pretax gains of $3.5 million associated with non-routine business development

▪pretax charges of $4.4 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $0.5 million for managerial restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $1.57 per diluted share for the second quarter of 2021 compared to $1.60 per diluted share in the second quarter of 2020.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2021 versus the second quarter of 2020 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2020	$ 272.3
Higher aggregates gross profit	22.7
Lower asphalt gross profit	(16.9)
Lower concrete gross profit	(3.9)
Higher calcium gross profit	0.0
Higher selling, administrative and general expenses	(9.5)
Higher gain on sale of property, plant & equipment and businesses	0.5
Higher interest expense, net	(7.7)
All other	(3.4)
Second quarter 2021	$ 254.1

Second quarter Aggregates segment sales increased 5%, and gross profit increased 6% to $373.8 million. Gross profit margin increased 0.4 percentage points (40 basis points) due to growth in both volume and price as well as effective cost control that helped to offset an estimated $14.0 million impact of rising diesel prices. Earnings improvement was widespread across our footprint.

Aggregates shipments increased 4% from the prior year’s second quarter, reflecting improving demand across all end-market segments. The pricing environment continues to be positive across our footprint as demand visibility improves. For the quarter, freight-adjusted pricing increased 3.0% (mix-adjusted pricing increased 2.6%). The rate of growth improved sequentially throughout the quarter, reflecting pricing actions taken in many areas. These efforts are expected to help offset cost inflation forecasted for the rest of the year.

Improved operating efficiencies helped offset both the sharp increase in the average unit cost of diesel fuel and the impact of any operational disruptions caused by the wet weather. Freight-adjusted unit cost of sales were 3.5% higher than the prior year’s second quarter but increased less than 1% excluding the impact of higher diesel prices.

Overall, non-aggregates segments gross profit was $20.8 million lower than the prior year’s second quarter.

Asphalt segment gross profit was $13.5 million for the second quarter, unfavorable by $16.9 million from the prior year. This decrease in earnings was primarily driven by the impact of higher liquid asphalt costs (approximately $10.1 million) and wet weather conditions that delayed project shipments. Asphalt mix shipments declined 8% as volume growth in California and Tennessee was more than offset by lower volumes in Alabama, Arizona and Texas. The average unit cost for liquid asphalt increased 19% versus the prior year’s second quarter, outpacing the 1.2% increase in the average unit selling price and resulting in a 13% decline in asphalt mix material margins.

Concrete segment gross profit was $10.3 million for the second quarter compared to $14.2 million in the prior year. Ready-mixed concrete shipments decreased 7% due to the timing of projects in Virginia, while the average sales price increased 2.6% compared to the prior year.

Calcium segment gross profit of $0.7 million was in line with the prior year’s quarter.

SAG expenses increased 10% to $100.7 million in the quarter primarily due to higher incentive compensation tied to business performance and increased business development activities. As a percentage of total revenues, second quarter SAG expenses increased from 6.9% in 2020 to 7.4% in 2021.

Other operating expense, which has an approximate run-rate of $12.0 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$10.4 million in second quarter 2021 — includes discrete items as follows:

▪$0.4 million of charges associated with divested operations

▪$5.5 million of non-routine business development charges

▪$1.3 million for COVID-19 pandemic direct incremental costs

▪$6.2 million in second quarter 2020 — includes discrete items as follows:

▪$0.8 million of charges associated with divested operations

▪$3.5 million of net gain associated with non-routine business development charges

▪$4.4 million for COVID-19 pandemic direct incremental costs

▪$0.5 million of managerial restructuring charges

Other nonoperating income (expense) was a net income of $8.2 million for the second quarter of 2021 and was favorable by $0.9 million from the second quarter of 2020. This favorable variance resulted primarily from a $1.5 million foreign currency translation gain in the current period versus a $0.5 million gain in the prior year’s second quarter.

Net interest expense was $41.7 million in the second quarter of 2021 compared to $34.0 million in the second quarter of 2020. The current quarter included an additional $9.4 million of interest expense related to financing the proposed acquisition of U.S. Concrete (see Note 7 to the condensed consolidated financial statements).

Income tax expense from continuing operations was $57.3 million in the second quarter of 2021 compared to $61.4 million in the second quarter of 2020. The decrease in tax expense was primarily related to a decrease in pretax earnings.

Earnings from continuing operations were $1.47 per diluted share in the second quarter of 2021 compared to $1.58 per diluted share in the second quarter of 2020.

Discontinued Operations — Second quarter pretax loss from discontinued operations was $1.9 million in 2021 compared with a loss of $1.4 million in 2020. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

year-to-date june 30, 2021 Compared to year-to-date june 30, 2020

Total revenues for the first six months of 2021 were $2,429.4 million, up 2% from the first six months of 2020. Shipments increased in aggregates (+4%) while declining in asphalt mix (-2%) and ready-mixed concrete (-12%). Gross profit increased in the Aggregates (+$52.2 million or 10%) segment while declining in the Asphalt (-$17.5 million or 62%) and Concrete
(-$5.4 million or 23%) segments. A 26% increase in the unit cost of diesel fuel increased costs by $14.9 million from the first half of 2020 with most ($13.7 million) of this cost increase reflected in the Aggregates segment.

Net earnings for the first six months of 2021 were $356.0 million, or $2.67 per diluted share, compared to $270.2 million, or $2.03 per diluted share, in the first six months of 2020. Each period’s results were impacted by discrete items, as follows:

Net earnings for the first six months of 2021 include:

▪$13.7 million of tax charges related to an increase in the Alabama NOL carryforward valuation allowance

▪pretax net gain of $114.7 million related to the sale of a reclaimed quarry in Southern California

▪pretax charges of $0.7 million associated with divested operations

▪pretax charges of $5.9 million associated with non-routine business development

▪pretax charges of $3.8 million for COVID-19 pandemic direct incremental costs

▪pretax interest charges of $9.4 million related to financing the proposed acquisition of U.S. Concrete

Net earnings for the first six months of 2020 include:

▪pretax charges of $0.8 million associated with divested operations

▪pretax gains of $2.5 million associated with non-routine business development

▪pretax charges of $5.0 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $1.3 million for restructuring

Adjusted for these discrete items, earnings from continuing operations (Adjusted Diluted EPS) was $2.26 per diluted share for the first half of 2021 compared to $2.06 per diluted share in the first half of 2020.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2021 versus year-to-date June 30, 2020 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2020	$ 344.5
Higher aggregates gross profit	52.2
Lower asphalt gross profit	(17.5)
Lower concrete gross profit	(5.4)
Higher calcium gross profit	0.1
Higher selling, administrative and general expenses	(11.6)
Higher gain on sale of property, plant & equipment and businesses	116.6
Higher interest expense, net	(10.1)
Lower foreign currency translation losses	6.0
All other	1.6
Year-to-date June 30, 2021	$ 476.4

First half 2021 Aggregates segment sales of $2,020.3 million were up 4% while aggregates shipments increased 4%, or 3.7 million tons, compared to the prior year. Freight-adjusted average sales price for aggregates increased 2.6%, or $0.37 per ton, versus the first half of 2020. Excluding mix impact, aggregates price increased 2.1%.

Aggregates segment gross profit was $597.5 million ($5.69 per ton) versus $545.3 million ($5.39 per ton) in the first half of 2020. Cash gross profit per ton increased 5% from the prior year’s first half to $7.27 per ton. First half 2021 freight-adjusted unit cost of sales increased 1%, or $0.07 per ton, versus the prior year. The average unit cost of diesel fuel increased 26% versus the first half of 2020, decreasing Aggregates segment gross profit by $13.7 million or $0.13 per ton.

On a trailing-twelve month basis, Aggregates segment gross profit margin as a percentage of segment sales excluding freight & delivery increased 0.3 percentage points (30 basis points) to 38.3%.

Asphalt segment gross profit of $10.5 million was down $17.5 million from the first six months of 2020. Asphalt mix shipments declined 2% while average unit selling prices decreased less than 1%, or $0.28 per ton. Compared to the prior year’s first half, the average unit cost for liquid asphalt was up 8% — a significant factor in the 9% decrease in our asphalt mix material margins.

Concrete segment gross profit was $18.1 million for the first six months of 2021, a decrease of $5.4 million from the prior year period. Ready-mixed concrete shipments declined 12% while the average sales price increased 2.7% and the material margins decreased 1%.

Our Calcium segment’s gross profit of $1.6 million was up $0.1 million compared to the first half of 2020.

SAG expenses were $189.3 million versus $177.6 million in the prior year’s first half reflecting a 0.3 percentage point (30 basis point) increase as a percentage of total revenues.

Gain on sale of property, plant & equipment and businesses was $117.4 million in the first half of 2021 versus $0.7 million in the first half of 2020. The 2021 amount includes the aforementioned net pretax gain of $114.7 million from the sale of a reclaimed quarry in Southern California.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$18.7 million in first half of 2021 — includes discrete items as follows:

▪$0.7 million of charges associated with divested operations

▪$5.9 million of non-routine business development charges

▪$3.8 million for COVID-19 pandemic direct incremental costs

▪$10.2 million in first half of 2020 — includes discrete items as follows:

▪$0.8 million of charges associated with divested operations

▪$2.5 million of net gain associated with non-routine business development

▪$5.0 million for COVID-19 pandemic direct incremental costs

▪$1.3 million of managerial restructuring charges

Other nonoperating income (expense) was a net income of $14.1 million for the first half of 2021, favorable by $16.1 million from the first half of 2020. This favorable variance resulted primarily from two items: 1) a $0.2 million foreign currency translation gain in the current year’s first half versus a $5.8 million loss in the prior year resulting from the rapid devaluation of the Mexican peso at the beginning of the pandemic, and 2) the mark-to-market gain on our Rabbi Trust investments of $3.4 million in the first half of 2021 versus a loss of $1.0 million in the prior year’s first half (see Note 5 to the condensed consolidated financial statements).

Net interest expense was $74.8 million in the first half of 2021 compared to $64.7 million in the first half of 2020. This increase resulted primarily from the additional $9.4 million of interest expense related to financing the proposed acquisition of U.S. Concrete (see Note 7 to the condensed consolidated financial statements).

Income tax expense from continuing operations was $117.9 million in the first half of 2021 compared to $73.5 million in the first half of 2020. The increase in tax expense was primarily related to an increase in pretax earnings and a $13.7 million increase in our Alabama NOL valuation allowance as discussed in Note 3 to the condensed consolidated financial statements.

Earnings from continuing operations were $2.69 per diluted share in the first half of 2021 compared to $2.03 per diluted share in the first half of 2020.

Discontinued Operations — First half pretax loss from discontinued operations was $3.4 million in 2021 compared with a loss of $1.1 million in 2020. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2021	2020	2021	2020
Aggregates segment
Segment sales	$ 1,125.4	$ 1,070.6	$ 2,020.3	$ 1,938.8
Less
Freight & delivery revenues [1]	234.8	240.9	432.1	446.6
Other revenues	16.6	15.0	33.1	29.5
Freight-adjusted revenues	$ 874.0	$ 814.7	$ 1,555.1	$ 1,462.7
Unit shipments - tons	58.5	56.2	105.0	101.2
Freight-adjusted sales price	$ 14.93	$ 14.50	$ 14.82	$ 14.45

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	June 30		June 30
dollars in millions	2021	2020	2021	2020
Aggregates segment
Gross profit	$ 373.8	$ 351.2	$ 1,211.4	$ 1,177.0
Segment sales	$ 1,125.4	$ 1,070.6	$ 4,025.7	$ 4,032.1
Gross profit margin	33.2%	32.8%	30.1%	29.2%
Incremental gross profit margin [1]	41.4%		n/a

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	June 30		June 30
dollars in millions	2021	2020	2021	2020
Aggregates segment
Gross profit	$ 373.8	$ 351.2	$ 1,211.4	$ 1,177.0
Less: Contribution from acquisitions (same-store)	0.0	0.0	0.2	0.0
Same-store gross profit	$ 373.8	$ 351.2	$ 1,211.2	$ 1,177.0
Segment sales	$ 1,125.4	$ 1,070.6	$ 4,025.7	$ 4,032.1
Less: Freight & delivery revenues [1]	234.9	240.9	862.4	931.2
Segment sales excluding freight & delivery	$ 890.5	$ 829.7	$ 3,163.3	$ 3,100.9
Less: Contribution from acquisitions (same-store)	0.0	0.0	0.6	0.0
Same-store segment sales excluding freight & delivery	$ 890.5	$ 829.7	$ 3,162.7	$ 3,100.9
Gross profit margin excluding freight & delivery	42.0%	42.3%	38.3%	38.0%
Same-store gross profit margin excluding
freight & delivery	42.0%	42.3%	38.3%	38.0%
Incremental gross profit flow-through rate	37.3%		55.1%
Same-store incremental gross profit flow-through rate	37.2%		55.3%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2021	2020	2021	2020
Aggregates segment
Gross profit	$ 373.8	$ 351.2	$ 597.5	$ 545.3
Depreciation, depletion, accretion and amortization	84.4	80.7	165.1	157.9
Aggregates segment cash gross profit	$ 458.2	$ 431.9	$ 762.6	$ 703.2
Unit shipments - tons	58.5	56.2	105.0	101.2
Aggregates segment gross profit per ton	$ 6.39	$ 6.25	$ 5.69	$ 5.39
Aggregates segment cash gross profit per ton	$ 7.83	$ 7.69	$ 7.27	$ 6.95
Asphalt segment
Gross profit	$ 13.5	$ 30.5	$ 10.5	$ 28.0
Depreciation, depletion, accretion and amortization	9.1	8.7	18.2	17.4
Asphalt segment cash gross profit	$ 22.6	$ 39.2	$ 28.7	$ 45.4
Concrete segment
Gross profit	$ 10.3	$ 14.2	$ 18.1	$ 23.4
Depreciation, depletion, accretion and amortization	4.0	4.0	8.0	8.1
Concrete segment cash gross profit	$ 14.3	$ 18.2	$ 26.1	$ 31.5
Calcium segment
Gross profit	$ 0.7	$ 0.7	$ 1.6	$ 1.5
Depreciation, depletion, accretion and amortization	0.0	0.0	0.1	0.1
Calcium segment cash gross profit	$ 0.7	$ 0.7	$ 1.7	$ 1.6

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	June 30
in millions	2021	2020
Debt
Current maturities of long-term debt	$ 15.4	$ 500.0
Short-term debt	0.0	0.0
Long-term debt	2,769.9	2,785.6
Total debt	$ 2,785.3	$ 3,285.6
Less: Cash and cash equivalents and restricted cash	968.4	817.2
Net debt	$ 1,816.9	$ 2,468.4
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,365.0	$ 1,314.2
Total debt to TTM Adjusted EBITDA	2.0x	2.5x
Net debt to TTM Adjusted EBITDA	1.3x	1.9x

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

	Three Months Ended		Six Months Ended		Trailing-Twelve Months
	June 30		June 30		June 30
in millions	2021	2020	2021	2020	2021	2020
Net earnings	$ 195.3	$ 209.9	$ 356.0	$ 270.2	$ 670.3	$ 627.0
Income tax expense	57.3	61.4	117.9	73.5	200.2	150.5
Interest expense, net of interest income	41.7	34.0	74.8	64.7	144.5	127.8
Loss on discontinued operations, net of tax	1.4	1.0	2.5	0.8	5.2	4.6
EBIT	295.8	306.3	551.2	409.2	1,020.1	909.8
Depreciation, depletion, accretion and amortization	103.1	99.5	203.5	195.0	405.3	386.9
EBITDA	$ 398.9	$ 405.7	$ 754.7	$ 604.2	$ 1,425.5	$ 1,296.7
Gain on sale of real estate and businesses, net	$ 0.0	$ 0.0	$ (114.7)	$ 0.0	$ (114.7)	$ (9.3)
Property donation	0.0	0.0	0.0	0.0	0.0	10.8
Charges associated with divested operations	0.4	0.8	0.7	0.8	6.8	3.8
Business development [1]	5.5	(3.5)	5.9	(2.5)	15.7	(0.7)
COVID-19 direct incremental costs	1.3	4.4	3.8	5.0	8.9	5.0
Pension settlement charge	0.0	0.0	0.0	0.0	22.7	0.0
Restructuring charges	0.0	0.5	0.0	1.3	0.0	7.8
Adjusted EBITDA	$ 406.0	$ 407.8	$ 650.3	$ 608.8	$ 1,365.0	$ 1,314.2
Depreciation, depletion, accretion and amortization	(103.1)	(99.5)	(203.5)	(195.0)	(405.3)	(386.9)
Adjusted EBIT	$ 302.9	$ 308.3	$ 446.8	$ 413.9	$ 959.7	$ 927.3

[1]	Represents non-routine charges or gains associated with acquisitions and dispositions including the cost impact of purchase accounting inventory valuations.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Diluted Earnings Per Share
Net earnings	$ 1.46	$ 1.58	$ 2.67	$ 2.03
Less: Discontinued operations	(0.01)	0.00	(0.02)	0.00
Diluted EPS from continuing operations	$ 1.47	$ 1.58	$ 2.69	$ 2.03
Items included in Adjusted EBITDA above	$ 0.05	$ 0.02	$ (0.58)	$ 0.03
AL NOL carryforward valuation allowance	0.00	0.00	0.10	0.00
Acquisition financing interest costs	0.05	0.00	0.05	0.00
Adjusted diluted EPS from continuing operations	$ 1.57	$ 1.60	$ 2.26	$ 2.06

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

2021 Projected
in millions	Mid-point
Net earnings	$ 670
Income tax expense	205
Interest expense, net of interest income	145
Depreciation, depletion, accretion and amortization	400
Projected EBITDA	$ 1,420

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

	Trailing-Twelve Months
	June 30
in millions	2021	2020
Adjusted EDITDA	$ 1,365.0	$ 1,314.2
Average invested capital [1]
Property, plant & equipment, net	$ 4,376.3	$ 4,335.6
Goodwill	3,172.1	3,168.1
Other intangible assets	1,112.6	1,087.6
Fixed and intangible assets	$ 8,661.0	$ 8,591.3
Current assets	$ 2,153.2	$ 1,453.1
Less: Cash and cash equivalents	991.9	265.9
Less: Current tax	19.2	19.3
Adjusted current assets	1,142.2	1,167.9
Current liabilities	864.3	649.8
Less: Current maturities of long-term debt	311.2	100.0
Less: Short-term debt	0.0	27.4
Adjusted current liabilities	553.2	522.3
Adjusted net working capital	$ 589.0	$ 645.5
Average invested capital	$ 9,250.0	$ 9,236.8
Return on invested capital	14.8%	14.2%

[1]	Average invested capital is based on trailing 5-quarters.

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a delayed draw term loan facility and a substantial, committed bank line of credit. Additional sources of capital include access to the capital markets, the sale of surplus real estate, and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2021, including:

▪contractual obligations

▪capital expenditures

▪debt service obligations

▪dividend payments

▪potential acquisitions (including the proposed acquisition of U.S. Concrete)

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

Cash

Included in our June 30, 2021 cash and cash equivalents and restricted cash balances of $968.4 million is $110.9 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Six Months Ended
	June 30
in millions	2021	2020
Net earnings	$ 356.0	$ 270.2
Depreciation, depletion, accretion and amortization (DDA&A)	203.5	195.0
Noncash operating lease expense	20.9	18.0
Net gain on sale of property, plant & equipment and businesses	(117.4)	(0.7)
Contributions to pension plans	(4.1)	(4.4)
Deferred tax expense	41.1	36.6
Other operating cash flows, net [1]	(102.1)	(89.1)
Net cash provided by operating activities	$ 397.9	$ 425.6

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $397.9 million during the six months ended June 30, 2021, a $27.7 million decrease compared to the same period of 2020. This decrease primarily resulted from unfavorable changes in working capital balances.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 41.7 days at June 30, 2021 compared to 42.9 days at June 30, 2020. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of the COVID-19 pandemic on our customers’ ability to pay their amounts owed to us.

cash from investing activities

Net cash used for investing activities was $1.5 million during the first six months of 2021, a $218.0 million decrease compared to cash used of $219.5 million in the same period of 2020. Proceeds from sale of property, plant & equipment were up $187.7 million from the first six months of 2020 primarily reflecting the sale of a reclaimed quarry in Southern California (see Note 16 to the condensed consolidated financial statements). Additionally, during the first half of 2021, we invested $192.2 million in our existing operations compared to $223.1 million in the prior year period. Of this $192.2 million, $64.9 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities.

cash from financing activities

Net cash used for financing activities in the first half of 2021 was $626.0 million, compared to cash provided of $336.6 million in the same period of 2020. The current year includes a) cash paid to retire the $500.0 million floating rate notes due March 2021 and b) $13.3 million of financing costs for a bridge facility commitment and delayed draw term loan facility (see Note 7 to the condensed consolidated financial statements). The prior year includes: a) net cash proceeds of $739.2 million from the issuance of debt, b) cash paid to retire the $250.0 million floating rate notes due June 2020, and c) $19.9 million of cash paid to settle interest rate derivatives.

Additionally, we decreased the capital returned to our shareholders by $18.1 million as higher dividends of $8.0 million ($0.74 per share compared to $0.68 per share) were offset by lower share repurchases of $26.1 million (no shares repurchased compared to 214,338 shares repurchased @ $121.92 average price per share).

debt

Certain debt measures are presented below:

	June 30	December 31	June 30
dollars in millions	2021	2020	2020
Debt
Current maturities of long-term debt	$ 15.4	$ 515.4	$ 500.0
Short-term debt	0.0	0.0	0.0
Long-term debt	2,769.9	2,772.3	2,785.6
Total debt	$ 2,785.3	$ 3,287.7	$ 3,285.6
Capital
Total debt	$ 2,785.3	$ 3,287.7	$ 3,285.6
Equity	6,293.1	6,027.3	5,764.2
Total capital	$ 9,078.4	$ 9,315.0	$ 9,049.8
Total Debt as a Percentage of Total Capital	30.7%	35.3%	36.3%
Weighted-average Effective Interest Rates
Delayed draw term loan [1]	1.00%	n/a	n/a
Line of credit [1]	1.13%	1.25%	1.25%
Term debt	4.63%	4.10%	4.12%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	100.0%	85.1%	85.1%
Floating-rate debt	0.0%	14.9%	14.9%

[1]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

bridge facility, delayed draw term loan and line of credit

In June 2021, concurrent with the announcement of the proposed acquisition of U.S. Concrete (see Note 16 for additional information), we entered into a $2,200.0 million bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600.0 million delayed draw term loan facility with a subset of the banks that provide our line of credit. The bridge facility commitment was terminated as a condition to the execution of the delayed draw term loan facility. The delayed draw term loan may be drawn once upon the acquisition of U.S. Concrete and all borrowings are due three years from the funding date. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of June 30, 2021, we were in compliance with the delayed draw term loan covenants. Borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. Financing costs for the bridge facility commitment and the delayed draw term loan facility totaled $13.3 million, $9.4 million of which was recognized as interest expense in the current quarter.

In September 2020, we executed a new five-year unsecured line of credit of $1,000.0 million, incurring $4.6 million of deferred transaction costs. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2021, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.125%, the credit margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

As of June 30, 2021, our available borrowing capacity under the line of credit was $942.7 million. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$57.3 million was used to provide support for outstanding standby letters of credit

TERM DEBT

All of our $2,857.5 million (face value) of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. As of June 30, 2021, we were in compliance with all term debt covenants.

In May 2020, we issued $750.0 million of 3.50% senior notes due 2030 for total proceeds of $741.4 million (net of discounts and transaction costs). $250.0 million of the proceeds were used to retire the $250.0 million floating rate notes due June 2020, and the remainder of the proceeds, together with cash on hand, was used to retire the $500.0 million floating rate notes due March 2021.

CURRENT MATURITIES of long-term debt

The $15.4 million of current maturities of long-term debt as of June 30, 2021 includes all long-term debt that we intend to pay within twelve months, and is due as follows:

Current
in millions	Maturities
Third quarter 2021	$9.0
Fourth quarter 2021	6.0
First quarter 2022	0.4
Second quarter 2022	0.0

debt ratings

Our debt ratings and outlooks as of June 30, 2021 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB/stable	2/22/2021	rating revised
Moody's	Baa2/stable	11/9/2020	rating revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

LIBOR TRANSITION

The London Interbank Offered Rate (LIBOR) is an indicative measure of the average rate at which major global banks could borrow from one another and is used extensively globally as a reference rate for financial contracts (e.g., corporate bonds and loans) and commercial contracts (e.g., real estate leases). The United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced in July 2017 that it intends to cease requiring banks to submit LIBOR rates after 2021. ICE Benchmark Administration (IBA), the administrator of LIBOR, has announced that it would have to cease the publication of LIBOR quotes in June 2023 for the most actively used maturities on legacy transactions and December 2021 for all other maturities unless the FCA exercises its new powers under the Financial Services Act 2021 to require IBA to continue publishing LIBOR quotes using a “synthetic” basis.

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

As of June 30, 2021, we had two material debt instruments with LIBOR as a reference rate: 1) our $1,000.0 million line of credit (none outstanding at June 30, 2021) and 2) our $1,600.0 million delayed draw term loan facility (none outstanding at June 30, 2021). At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate; however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, our interest expense would increase.

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands	2021	2020	2020
Common stock shares at January 1,
issued and outstanding	132,516	132,371	132,371
Common Stock Issuances
Share-based compensation plans	162	359	289
Common Stock Purchases
Purchased and retired	0	(214)	(214)
Common stock shares at end of period,
issued and outstanding	132,678	132,516	132,446

As of June 30, 2021, there were 8,064,851 shares remaining under the February 2017 Board of Directors’ share purchase authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in thousands, except average cost	2021	2020	2020
Shares Purchased and Retired
Number	0	214	214
Total purchase price	$ 0	$ 26,132	$ 26,132
Average cost per share	$ 0.00	$ 121.92	$ 121.92

There were no shares held in treasury as of June 30, 2021, December 31, 2020 and June 30, 2020.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended June 30, 2021.

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

▪pricing of our products

▪weather and other natural phenomena, including the impact of climate change and availability of water

▪availability and cost of trucks, railcars, barges and ships as well as their licensed operators for transport of our materials

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

▪volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans

▪the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses

▪our ability to secure and permit aggregates reserves in strategically located areas

▪our ability to manage and successfully integrate acquisitions

▪our proposed acquisition of U.S. Concrete, including:

▪the integration may not be successful or that such integration may be more difficult, time-consuming or costly than expected

▪the acquisition may not be completed in a timely manner, on the terms proposed, or at all

▪the effect of the announcement or pendency of the proposed acquisition on our business relationships, operating results and business generally

▪diversion of management’s attention from ongoing business operations

▪the outcome of any legal proceedings related to the merger agreement or the proposed acquisition

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

At June 30, 2021, the estimated fair value of our long-term debt including current maturities was $3,361.0 million compared to a book value of $2,785.3 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $392.3 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

No material changes were made during the second quarter of 2021 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended June 30, 2021 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2021
Apr 1 - Apr 30	0	$ 0.00	0	8,064,851
May 1 - May 31	0	$ 0.00	0	8,064,851
June 1 - June 30	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of June 30, 2021, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the second quarter of 2021.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 2.1

Agreement and Plan of Merger, dated as of June 6, 2021, by and among Vulcan Materials Company, Grizzly Merger Sub I, Inc. and U.S. Concrete, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 7, 2021 [1]

Exhibit 10.1

Credit Agreement, dated June 30, 2021, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021 [1]

Exhibit 10.2	First Amendment to Credit Agreement, dated June 30, 2021, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in iXBRL (contained in Exhibit 101).

[1]	Incorporated by reference

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date August 5, 2021	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date August 5, 2021	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)