Form 10-Q
period 2021-09-30
Vulcan Materials CO
filed 2021-11-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

                    Class

Shares outstanding       at October 22, 2021

Common Stock, $1 Par Value

132,705,028

9

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2021 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
	Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	50
	Item 1A.	Risk Factors	50
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
	Item 4.	Mine Safety Disclosures	50
	Item 6.	Exhibits	51
		Signatures	52

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	September 30	December 31	September 30
in thousands	2021	2020	2020
Assets
Cash and cash equivalents	$ 135,683	$ 1,197,068	$ 1,084,100
Restricted cash	747	945	630
Accounts and notes receivable
Accounts and notes receivable, gross	948,347	558,848	647,362
Allowance for credit losses	(10,158)	(2,551)	(3,155)
Accounts and notes receivable, net	938,189	556,297	644,207
Inventories
Finished products	411,872	378,389	384,575
Raw materials	58,223	33,780	34,562
Products in process	3,815	4,555	5,098
Operating supplies and other	38,320	31,861	31,226
Inventories	512,230	448,585	455,461
Other current assets	131,567	74,270	80,935
Total current assets	1,718,416	2,277,165	2,265,333
Investments and long-term receivables	34,108	34,301	41,778
Property, plant & equipment
Property, plant & equipment, cost	10,362,862	9,102,086	8,958,342
Allowances for depreciation, depletion & amortization	(4,815,913)	(4,676,087)	(4,614,543)
Property, plant & equipment, net	5,546,949	4,425,999	4,343,799
Operating lease right-of-use assets, net	656,881	423,128	431,227
Goodwill	3,674,763	3,172,112	3,172,112
Other intangible assets, net	1,819,778	1,123,544	1,107,091
Other noncurrent assets	237,107	230,656	229,193
Total assets	$ 13,688,002	$ 11,686,905	$ 11,590,533
Liabilities
Current maturities of long-term debt	12,228	515,435	509,435
Trade payables and accruals	410,340	273,080	263,296
Other current liabilities	454,125	259,368	297,162
Total current liabilities	876,693	1,047,883	1,069,893
Long-term debt	3,874,116	2,772,240	2,777,072
Deferred income taxes, net	1,053,415	706,050	685,520
Deferred revenue	168,138	174,045	174,488
Noncurrent operating lease liabilities	622,275	399,582	407,336
Other noncurrent liabilities	644,226	559,775	547,872
Total liabilities	$ 7,238,863	$ 5,659,575	$ 5,662,181
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480,000 shares,
Outstanding 132,704, 132,516 and 132,454 shares, respectively	132,704	132,516	132,454
Capital in excess of par value	2,810,257	2,802,012	2,797,222
Retained earnings	3,659,657	3,274,107	3,204,671
Accumulated other comprehensive loss	(176,520)	(181,305)	(205,995)
Total shareholders' equity	6,426,098	6,027,330	5,928,352
Noncontrolling interest	23,041	0	0
Total equity	$ 6,449,139	$ 6,027,330	$ 5,928,352
Total liabilities and equity	$ 13,688,002	$ 11,686,905	$ 11,590,533
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited	September 30		September 30
in thousands, except per share data	2021	2020	2021	2020
Total revenues	$ 1,516,506	$ 1,309,890	$ 3,945,897	$ 3,681,707
Cost of revenues	1,122,445	929,392	2,924,206	2,702,967
Gross profit	394,061	380,498	1,021,691	978,740
Selling, administrative and general expenses	103,792	83,511	293,052	261,146
Gain on sale of property, plant & equipment
and businesses	2,940	1,576	120,316	2,317
Other operating expense, net	(30,843)	(10,459)	(49,541)	(20,610)
Operating earnings	262,366	288,104	799,414	699,301
Other nonoperating income, net	3,152	5,787	17,288	3,818
Interest expense, net	36,776	35,782	111,589	100,509
Earnings from continuing operations
before income taxes	228,742	258,109	705,113	602,610
Income tax expense	51,770	56,984	169,692	130,530
Earnings from continuing operations	176,972	201,125	535,421	472,080
Loss on discontinued operations, net of tax	(212)	(1,337)	(2,702)	(2,118)
Net earnings	176,760	199,788	532,719	469,962
Loss attributable to noncontrolling interest	146	0	146	0
Net earnings attributable to Vulcan	$ 176,906	$ 199,788	$ 532,865	$ 469,962
Other comprehensive income (loss), net of tax
Deferred loss on interest rate derivative	0	0	0	(14,679)
Amortization of prior interest rate derivative loss	364	350	1,080	1,338
Amortization of actuarial loss and prior service
cost for benefit plans	1,235	1,695	3,705	5,085
Other comprehensive income (loss)	1,599	2,045	4,785	(8,256)
Comprehensive income	178,359	201,833	537,504	461,706
Comprehensive loss attributable to
noncontrolling interest	146	0	146	0
Comprehensive income attributable to Vulcan	$ 178,505	$ 201,833	$ 537,650	$ 461,706
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$ 1.33	$ 1.52	$ 4.03	$ 3.56
Discontinued operations	0.00	(0.01)	(0.02)	(0.01)
Net earnings	$ 1.33	$ 1.51	$ 4.01	$ 3.55
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 1.33	$ 1.51	$ 4.01	$ 3.54
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net earnings	$ 1.32	$ 1.50	$ 3.99	$ 3.53
Weighted-average common shares outstanding
Basic	132,810	132,573	132,780	132,564
Assuming dilution	133,544	133,268	133,480	133,192
Effective tax rate from continuing operations	22.6%	22.1%	24.1%	21.7%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited	September 30
in thousands	2021	2020
Operating Activities
Net earnings	$ 532,719	$ 469,962
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	320,992	295,912
Noncash operating lease expense	32,697	27,820
Net gain on sale of property, plant & equipment and businesses	(120,316)	(2,317)
Contributions to pension plans	(6,032)	(6,540)
Share-based compensation expense	25,200	23,239
Deferred tax expense	71,449	50,346
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(144,635)	(76,545)
Other, net	12,742	(3,951)
Net cash provided by operating activities	$ 724,816	$ 777,926
Investing Activities
Purchases of property, plant & equipment	(318,620)	(268,989)
Proceeds from sale of property, plant & equipment	192,367	9,440
Proceeds from sale of businesses	0	651
Payment for businesses acquired, net of acquired cash	(1,634,492)	(5,668)
Other, net	161	10,819
Net cash used for investing activities	$ (1,760,584)	$ (253,747)
Financing Activities
Payment of current maturities and long-term debt	(1,444,024)	(250,018)
Proceeds from issuance of long-term debt	1,600,000	750,000
Debt issuance and exchange costs	(13,286)	(15,394)
Settlements of interest rate derivatives	0	(19,863)
Purchases of common stock	0	(26,132)
Dividends paid	(147,267)	(135,161)
Share-based compensation, shares withheld for taxes	(15,776)	(16,303)
Other, net	(5,462)	(1,084)
Net cash provided by (used for) financing activities	$ (25,815)	$ 286,045
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,061,583)	810,224
Cash and cash equivalents and restricted cash at beginning of year	1,198,013	274,506
Cash and cash equivalents and restricted cash at end of period	$ 136,430	$ 1,084,730
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

We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve markets in twenty-three states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Quintana Roo, Mexico and British Columbia, Canada. Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our Alabama, Arizona, California, Maryland, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, the U. S. Virgin Islands and Washington D.C. markets.

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

Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, particularly in light of 1) our acquisition of U.S. Concrete in August 2021, and 2) the uncertainty over the economic and operational impacts of the current novel coronavirus (COVID-19) pandemic as construction activity continues to be impacted by capacity constraints (supply chain bottlenecks, labor shortages and transportation availability) and cost inflation. Additionally, period-over-period comparisons are significantly impacted by our acquisition of U.S. Concrete (see Note 16).

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation (see Note 16 for our 2021 acquisition of U.S. Concrete), pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events and changes in circumstances arising after September 30, 2021, will be reflected in management’s estimates for future periods.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Discontinued Operations
Pretax loss	$ (292)	$ (1,810)	$ (3,650)	$ (2,868)
Income tax benefit	80	473	948	750
Loss on discontinued operations,
net of tax	$ (212)	$ (1,337)	$ (2,702)	$ (2,118)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Weighted-average common shares
outstanding	132,810	132,573	132,780	132,564
Dilutive effect of
Stock-Only Stock Appreciation Rights	303	314	308	307
Other stock compensation plans	431	381	392	321
Weighted-average common shares
outstanding, assuming dilution	133,544	133,268	133,480	133,192

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Antidilutive common stock equivalents	65	146	65	269

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

		September 30	December 31	September 30
dollars in thousands	Classification on the Balance Sheet	2021	2020	2020
Assets
Operating lease ROU assets		$ 728,763	$ 482,513	$ 483,659
Accumulated amortization		(71,882)	(59,385)	(52,432)
Operating leases, net	Operating lease right-of-use assets, net	656,881	423,128	431,227
Finance lease assets		125,624	7,796	7,003
Accumulated amortization		(4,975)	(1,640)	(1,148)
Finance leases, net	Property, plant & equipment, net	120,649	6,156	5,855
Total lease assets		$ 777,530	$ 429,284	$ 437,082
Liabilities
Current
Operating	Other current liabilities	$ 48,727	$ 36,969	$ 36,434
Finance	Other current liabilities	38,395	2,047	1,875
Noncurrent
Operating	Noncurrent operating lease liabilities	622,275	399,582	407,336
Finance	Other noncurrent liabilities	63,172	4,139	4,000
Total lease liabilities		$ 772,569	$ 442,737	$ 449,645
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		21.0	9.5	10.1
Finance leases		3.4	4.2	4.2
Weighted-average discount rate
Operating leases		3.9%	3.6%	3.9%
Finance leases		1.2%	1.4%	1.5%

The increases in ROU assets and liabilities presented above primarily relate to the acquisition of U.S. Concrete (see Note 16 for additional information). Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material. We have not sought or been granted any material lease concessions as a result of the COVID-19 pandemic.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Lease Cost
Finance lease cost
Amortization of right-of-use assets	$ 828	$ 449	$ 2,158	$ 1,122
Interest on lease liabilities	172	27	231	75
Operating lease cost	18,390	14,837	49,199	43,177
Short-term lease cost [1]	7,717	7,787	17,878	24,507
Variable lease cost	2,225	3,236	7,696	10,141
Sublease income	(668)	(677)	(2,325)	(2,133)
Total lease cost	$ 28,664	$ 25,659	$ 74,837	$ 76,889

[1]	Our short-term lease cost includes the cost of leases with an initial term of one month or less.

Cash paid for operating leases was $44,592,000 and $40,456,000 for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for finance leases was $4,767,000 and $1,104,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

In the third quarter of 2021, we recorded income tax expense from continuing operations of $51,770,000 compared to $56,984,000 in the third quarter of 2020. The decrease in tax expense was primarily related to a decrease in pretax earnings.

For the first nine months of 2021, we recorded income tax expense from continuing operations of $169,692,000 compared to $130,530,000 for the first nine months of 2020. The increase in tax expense was primarily related to an increase in pretax earnings and an increase in the Alabama net operating loss (NOL) valuation allowance as discussed below.

In February 2021, the Alabama Business Competitiveness Act (Act) was signed into law. This Act contained a provision requiring most taxpayers to change from a three-factor, double-weighted sales method to a single-sales factor method to apportion income to Alabama. This provision had the effect of significantly reducing our apportionment of income to Alabama, thereby further inhibiting our ability to utilize our Alabama NOL carryforward. As a result, we recorded a charge in the first quarter to increase the valuation allowance by $13,695,000. No other material tax impacts resulted from the enactment of this Act.

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

Each quarter we analyze the likelihood that our deferred tax assets will be realized. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. We project Alabama NOL carryforward deferred tax assets at December 31, 2021 of $63,221,000 against which we have a valuation allowance of $42,931,000 (after considering the Act). Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

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

Our segment total revenues by geographic market (excluding the U.S. Concrete acquisition which is only presented by segment) for the three and nine month periods ended September 30, 2021 and 2020 are disaggregated as follows:

	Three Months Ended September 30, 2021
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 362,913	$ 44,019	$ 63,137	$ 0	$ 470,069
Gulf Coast	616,832	52,601	19,688	1,474	690,595
West	159,334	124,032	14,696	0	298,062
U.S. Concrete	33,330	0	121,704	0	155,034
Segment sales	$ 1,172,409	$ 220,652	$ 219,225	$ 1,474	$ 1,613,760
Intersegment sales	(97,254)				(97,254)
Total revenues	$ 1,075,155	$ 220,652	$ 219,225	$ 1,474	$ 1,516,506

	Three Months Ended September 30, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 360,985	$ 46,212	$ 73,181	$ 0	$ 480,378
Gulf Coast	535,215	55,894	18,889	1,354	611,352
West	152,762	133,095	10,737	0	296,594
Segment sales	$ 1,048,962	$ 235,201	$ 102,807	$ 1,354	$ 1,388,324
Intersegment sales	(78,434)	0	0	0	(78,434)
Total revenues	$ 970,528	$ 235,201	$ 102,807	$ 1,354	$ 1,309,890

	Nine Months Ended September 30, 2021
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 960,679	$ 104,216	$ 184,492	$ 0	$ 1,249,387
Gulf Coast	1,743,200	140,088	55,714	5,494	1,944,496
West	455,476	336,092	34,874	0	826,442
U.S. Concrete	33,330	0	121,705	0	155,035
Segment sales	$ 3,192,685	$ 580,396	$ 396,785	$ 5,494	$ 4,175,360
Intersegment sales	(229,463)				(229,463)
Total revenues	$ 2,963,222	$ 580,396	$ 396,785	$ 5,494	$ 3,945,897

	Nine Months Ended September 30, 2020
in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 951,090	$ 102,053	$ 206,954	$ 0	$ 1,260,097
Gulf Coast	1,596,321	140,253	53,801	5,269	1,795,644
West	440,373	355,634	37,500	0	833,507
Segment sales	$ 2,987,784	$ 597,940	$ 298,255	$ 5,269	$ 3,889,248
Intersegment sales	(207,541)	0	0	0	(207,541)
Total revenues	$ 2,780,243	$ 597,940	$ 298,255	$ 5,269	$ 3,681,707

[1]	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Quintana Roo (Mexico), South Carolina and Texas

West market — Arizona, California and New Mexico

U.S. Concrete — British Columbia (Canada), California, Hawaii, New Jersey, New York, Oklahoma, Pennsylvania, Texas, the U.S. Virgin Islands, and Washington D.C.

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $66,183,000 (4.4% of total revenues) and $63,347,000 (4.8% of total revenues) for the three months ended September 30, 2021 and 2020, respectively, and $168,201,000 (4.3% of total revenues) and $160,285,000 (4.4% of total revenues) for the nine months ended September 30, 2021 and 2020, respectively.

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

Freight & delivery revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Freight & Delivery Revenues
Total revenues	$ 1,516,506	$ 1,309,890	$ 3,945,897	$ 3,681,707
Freight & delivery revenues [1]	(206,127)	(187,562)	(564,595)	(566,785)
Total revenues excluding freight & delivery	$ 1,310,379	$ 1,122,328	$ 3,381,302	$ 3,114,922

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Deferred Revenue
Balance at beginning of period	$ 174,076	$ 181,963	$ 177,962	$ 185,339
Revenue recognized from deferred revenue	(2,022)	(2,046)	(5,908)	(5,422)
Balance at end of period	$ 172,054	$ 179,917	$ 172,054	$ 179,917

Based on expected sales from the specified quarries, we expect to recognize $7,500,000 of VPP deferred revenue as income during the 12-month period ending September 30, 2022 (reflected in other current liabilities in our September 30, 2021 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	September 30	December 31	September 30
in thousands	2021	2020	2020
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 30,489	$ 28,058	$ 24,447
Total	$ 30,489	$ 28,058	$ 24,447

Level 2 Fair Value
	September 30	December 31	September 30
in thousands	2021	2020	2020
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1,303	$ 837	$ 1,581
Total	$ 1,303	$ 837	$ 1,581

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

Net gains of the Rabbi Trusts’ investments were $2,374,000 and $1,352,000 for the nine months ended September 30, 2021 and 2020, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at September 30, 2021 and 2020 were $2,020,000 and $1,360,000, respectively.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in thousands	Statement	2021	2020	2021	2020
Interest Rate Hedges
Interest
Loss reclassified from AOCI	expense	$ (493)	$ (473)	$ (1,461)	$ (1,810)

For the 12-month period ending September 30, 2022, we estimate that $2,028,000 of the $22,863,000 net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in thousands	Interest Rates	2021	2020	2020
Short-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0	$ 0
Total short-term debt		$ 0	$ 0	$ 0
Long-term Debt
Bank line of credit expires 2025 [1]		$ 0	$ 0	$ 0
Delayed draw term loan expires 2024	1.21%	1,100,000	0	0
Floating-rate notes due 2021		0	500,000	500,000
8.85% notes due 2021	8.88%	6,000	6,000	6,000
4.50% notes due 2025	4.65%	400,000	400,000	400,000
3.90% notes due 2027	4.00%	400,000	400,000	400,000
3.50% notes due 2030	3.94%	750,000	750,000	750,000
7.15% notes due 2037	8.05%	129,239	129,239	129,239
4.50% notes due 2047	4.59%	700,000	700,000	700,000
4.70% notes due 2048	5.42%	460,949	460,949	460,949
Other notes	2.45%	11,020	11,711	11,718
Total long-term debt - face value		$ 3,957,208	$ 3,357,899	$ 3,357,906
Unamortized discounts and debt issuance costs		(70,864)	(70,224)	(71,399)
Total long-term debt - book value		$ 3,886,344	$ 3,287,675	$ 3,286,507
Less current maturities		12,228	515,435	509,435
Total long-term debt - reported value		$ 3,874,116	$ 2,772,240	$ 2,777,072
Estimated fair value of long-term debt		$ 4,442,119	$ 3,443,225	$ 3,341,097

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $12,647,000 and $6,028,000 of net interest expense for these items for the nine months ended September 30, 2021 and 2020, respectively.

BRIDGE FACILITY, DELAYED DRAW TERM LOAN AND LINE OF CREDIT

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200,000,000 bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600,000,000 delayed draw term loan facility with a subset of the banks that provide our line of credit. The bridge facility commitment was terminated as a condition to the execution of the delayed draw term loan facility. The delayed draw term loan was drawn in August 2021 for $1,600,000,000 in connection with the acquisition of U.S. Concrete and was subsequently paid down to $1,100,000,000 prior to September 30, 2021. Any amounts repaid are no longer available for borrowing and outstanding borrowings are due August 2024. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of September 30, 2021, we were in compliance with the delayed draw term loan covenants.

Financing costs for the bridge facility commitment and the delayed draw term loan facility totaled $13,316,000, $9,384,000 of which was recognized as interest expense in the second quarter of 2021. Borrowings on the delayed draw term loan bear interest, at our option, at either LIBOR plus a credit margin ranging from 0.875% to 1.375%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.000% to 0.375%. The credit margins and commitment fee are determined by our credit ratings. As of September 30, 2021, the credit margin for LIBOR borrowings was 1.000% and the credit margin for base rate borrowings was 0.000%.

In September 2020, we executed a new five-year unsecured line of credit of $1,000,000,000, incurring $4,632,000 of deferred transaction costs. The line of credit contains covenants customary for an unsecured investment-grade facility. As of September 30, 2021, we were in compliance with the line of credit covenants.

Borrowings on the line of credit bear interest, at our option, at either LIBOR plus a credit margin ranging from 1.000% to 1.625%, or Truist Bank’s base rate (generally, its prime rate) plus a credit margin ranging from 0.000% to 0.625%. The credit margin for both LIBOR and base rate borrowings is determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the credit margin for LIBOR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of September 30, 2021, the credit margin for LIBOR borrowings was 1.125%, the credit margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

As of September 30, 2021, our available borrowing capacity under the line of credit was $941,665,000. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$58,335,000 was used to provide support for outstanding standby letters of credit

TERM DEBT

Essentially all of our $3,957,208,000 (face value) of term debt is unsecured. $2,846,188,000 of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. As of September 30, 2021, we were in compliance with all term debt covenants.

In August 2021, we assumed $434,463,000 (fair value) of senior notes due 2029 in connection with the acquisition of U.S. Concrete and subsequently retired these notes in September 2021.

In May 2020, we issued $750,000,000 of 3.50% senior notes due 2030. Total proceeds were $741,417,000 (net of discounts and transaction costs). $250,000,000 of the proceeds were used to retire the $250,000,000 floating rate notes due June 2020. The remainder of the proceeds, together with cash on hand, was used to retire the $500,000,000 floating rate notes due March 2021.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. Except for $24,850,000 of risk management letters of credit that expire in July 2022, our standby letters of credit are issued by banks that participate in our $1,000,000,000 line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2021 are summarized by purpose in the table below:

in thousands
Standby Letters of Credit
Risk management insurance	$ 74,794
Reclamation/restoration requirements	8,391
Total	$ 83,185

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As stated in Note 2, our lease liabilities totaled $772,569,000 as of September 30, 2021.

As summarized by purpose in Note 7, our standby letters of credit totaled $83,185,000 as of September 30, 2021.

As described in Note 9, our asset retirement obligations totaled $298,332,000 as of September 30, 2021.

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

	September 30	December 31	September 30
in thousands	2021	2020	2020
Accrued Environmental Remediation Costs
Continuing operations	$ 25,414	$ 25,544	$ 26,094
Retained from former Chemicals business	10,696	10,971	10,900
Total	$ 36,110	$ 36,515	$ 36,994

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

A joint bench trial (judge only) began in September 2017 and ended in October 2017 in the pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a second trial phase addressed to contract and damages to be held at a later date. In December 2017, the judge issued a ruling on the allocation of fault among the three defendants as follows: Occidental 50%, Texas Brine 35% (and its wholly-owned subsidiary) and Vulcan 15%. This ruling was appealed by the parties in each of the pipeline cases. In December 2020, the Louisiana Court of Appeal, First Circuit issued its Notice of Judgment and Disposition in one of the pipeline cases reversing in part and amending the trial court judgment to reallocate 20% of the fault from Occidental to Texas Brine, with the result that 30% of the fault is now allocated to Occidental and 55% of the fault is now allocated to Texas Brine (and its wholly-owned subsidiary). The Court of Appeal affirmed the 15% fault allocation to Vulcan. The Court of Appeal made various other findings, including findings related to the arbitrability of certain claims between Occidental and Texas Brine.

In March 2021, Texas Brine and Vulcan each filed a writ application with the Louisiana Supreme Court seeking review of various portions of the lower court decision, including fault allocations. In May 2021, the Court of Appeal issued a ruling in one of the other two pipeline cases, assigning the same allocation of fault between the parties. The Louisiana Supreme Court denied the parties’ March 2021 writ applications in one of the three pipeline cases; however, related appeal and writ proceedings remain pending.

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

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
ARO Operating Costs
Accretion	$ 3,341	$ 3,115	$ 9,796	$ 9,270
Depreciation	2,916	2,123	8,241	6,022
Total	$ 6,257	$ 5,238	$ 18,037	$ 15,292

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Asset Retirement Obligations
Balance at beginning of period	$ 286,435	$ 263,748	$ 283,163	$ 210,323
Liabilities incurred	10,712	353	11,650	353
Liabilities settled	(5,321)	(2,459)	(10,274)	(11,047)
Accretion expense	3,341	3,115	9,796	9,270
Revisions, net	3,165	(5,809)	3,997	50,049
Balance at end of period	$ 298,332	$ 258,948	$ 298,332	$ 258,948

ARO liabilities incurred during 2021 primarily relate to those assumed in the acquisition of U.S. Concrete (see Note 16). ARO revisions during the first nine months of 2020 primarily include increases in estimated costs at two aggregates locations, including reclamation activities required under a development agreement at an aggregates site on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of previously mined property to conditions suitable for retail and commercial development.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$ 1,193	$ 1,331	$ 3,580	$ 3,993
Interest cost	4,879	7,531	14,638	22,593
Expected return on plan assets	(11,375)	(12,485)	(34,125)	(37,454)
Amortization of prior service cost	337	335	1,010	1,005
Amortization of actuarial loss	2,178	3,140	6,535	9,419
Net periodic pension benefit credit	$ (2,788)	$ (148)	$ (8,362)	$ (444)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 2,515	$ 3,475	$ 7,545	$ 10,424

The contributions to pension plans for the nine months ended September 30, 2021 and 2020, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

Subsequent to September 30, 2021, we purchased (using pension plan assets) an irrevocable group annuity contract from an insurance company to transfer $87,660,000 of our outstanding defined pension benefit obligations (PBO), representing approximately 10% of the total PBO as of the purchase date. As a result of this transaction, we were relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to 2,764 U.S. retirees and beneficiaries (representing approximately 50% of retirees currently in payment status), with no change to the amount, timing or form of monthly retirement benefit payments.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$ 265	$ 380	$ 795	$ 1,140
Interest cost	107	242	319	727
Amortization of prior service credit	(476)	(980)	(1,429)	(2,939)
Amortization of actuarial gain	(367)	(201)	(1,101)	(604)
Net periodic postretirement benefit credit	$ (471)	$ (559)	$ (1,416)	$ (1,676)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (843)	$ (1,181)	$ (2,530)	$ (3,543)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor five defined contribution plans including three plans related to the U.S. Concrete acquisition. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $14,877,000 and $13,707,000 for the three months ended September 30, 2021 and 2020, respectively, and totaled $49,899,000 and $37,574,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in thousands	2021	2020	2020
AOCI
Interest rate hedges	$ (22,863)	$ (23,943)	$ (24,294)
Pension and postretirement plans	(153,657)	(157,362)	(181,701)
Total	$ (176,520)	$ (181,305)	$ (205,995)

Changes in AOCI, net of tax, for the nine months ended September 30, 2021 are as follows:

		Pension and
	Interest Rate	Postretirement
in thousands	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2020	$ (23,943)	$ (157,362)	$ (181,305)
Amounts reclassified from AOCI	1,080	3,705	4,785
Net current period OCI changes	1,080	3,705	4,785
Balances as of September 30, 2021	$ (22,863)	$ (153,657)	$ (176,520)

Amounts reclassified from AOCI to earnings, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Amortization of Interest Rate Hedge Losses
Interest expense	$ 493	$ 473	$ 1,461	$ 1,810
Benefit from income taxes	(129)	(123)	(381)	(472)
Total	$ 364	$ 350	$ 1,080	$ 1,338
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1,671	$ 2,294	$ 5,014	$ 6,881
Benefit from income taxes	(436)	(599)	(1,309)	(1,796)
Total	$ 1,235	$ 1,695	$ 3,705	$ 5,085
Total reclassifications from AOCI to earnings	$ 1,599	$ 2,045	$ 4,785	$ 6,423

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

There were no shares held in treasury as of September 30, 2021, December 31, 2020 and September 30, 2020.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands, except average cost	2021	2020	2020
Shares Purchased and Retired
Number	0	214	214
Total purchase price	$ 0	$ 26,132	$ 26,132
Average cost per share	$ 0.00	$ 121.92	$ 121.92

As of September 30, 2021, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total shareholders’ equity are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands, except per share data	2021	2020	2021	2020
Total Shareholders' Equity
Balance at beginning of period	$ 6,293,113	$ 5,764,151	$ 6,027,330	$ 5,621,857
Net earnings attributable to Vulcan	176,906	199,788	532,865	469,962
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(3,938)	(617)	(16,815)	(17,157)
Purchase and retirement of common stock	0	0	0	(26,132)
Share-based compensation expense	7,512	8,019	25,200	23,239
Cash dividends on common stock
($0.37/$0.34/$1.11/$1.02 per share, respectively)	(49,094)	(45,034)	(147,267)	(135,161)
Other comprehensive income (expense)	1,599	2,045	4,785	(8,256)
Balance at end of period	$ 6,426,098	$ 5,928,352	$ 6,426,098	$ 5,928,352

Total equity as presented in the Condensed Consolidated Balance Sheet for the period ending September 30, 2021 includes a noncontrolling interest of $23,041,000 representing the unowned portion of subsidiaries. In August 2021, we obtained (via the U.S. Concrete acquisition, see Note 16) the controlling interest in a subsidiary. Through our ownership of Polaris Materials Corp. (Polaris), we hold an 88% interest in the Orca Sand and Gravel Limited Partnership (Orca). Orca was formed to develop the Orca quarry in British Columbia, Canada, with the remaining 12% noncontrolling interest held by the Namgis First Nation (Namgis). Noncontrolling interest consists of the Namgis’s share of the fair value equity in the partnership offset by capital contributions loaned to the Namgis by Polaris. Our condensed consolidated financial statements recognize the full fair value of all of the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Total Revenues
Aggregates [1]	$ 1,172,409	$ 1,048,962	$ 3,192,685	$ 2,987,784
Asphalt [2]	220,652	235,201	580,396	597,940
Concrete	219,225	102,807	396,785	298,255
Calcium	1,474	1,354	5,494	5,269
Segment sales	$ 1,613,760	$ 1,388,324	$ 4,175,360	$ 3,889,248
Aggregates intersegment sales	(97,254)	(78,434)	(229,463)	(207,541)
Total revenues	$ 1,516,506	$ 1,309,890	$ 3,945,897	$ 3,681,707
Gross Profit
Aggregates	$ 372,346	$ 337,891	$ 969,817	$ 883,184
Asphalt	7,075	30,217	17,616	58,246
Concrete	14,301	12,157	32,362	35,597
Calcium	339	233	1,896	1,713
Total	$ 394,061	$ 380,498	$ 1,021,691	$ 978,740
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 93,344	$ 82,487	$ 258,480	$ 240,370
Asphalt	8,956	8,644	27,111	26,046
Concrete	8,655	3,987	16,633	12,070
Calcium	38	49	116	146
Other	6,524	5,795	18,652	17,280
Total	$ 117,517	$ 100,962	$ 320,992	$ 295,912
Identifiable Assets [3]
Aggregates			$ 10,940,545	$ 9,497,041
Asphalt			617,794	559,416
Concrete			1,720,748	315,349
Calcium			3,896	3,611
Total identifiable assets			$ 13,282,983	$ 10,375,417
General corporate assets			268,589	130,386
Cash and cash equivalents and restricted cash			136,430	1,084,730
Total assets			$ 13,688,002	$ 11,590,533

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2021	2020
Cash Payments
Interest (exclusive of amount capitalized)	$ 81,474	$ 75,058
Income taxes	122,069	72,544
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 27,486	$ 16,765
Recognition of new and revised asset retirement obligations (AROs)	15,647	50,402
Recognition of new and revised right-of-use (ROU) assets for [1]
Operating lease liabilities	272,566	46,979
Finance lease liabilities	117,841	5,817
Amounts referable to business acquisitions (excluding AROs and ROU assets)
Liabilities assumed (excluding lease liabilities)	687,561	5,637
Consideration payable to seller	0	8,980
Fair value of noncash assets and liabilities exchanged	0	21,214
Debt issued for purchases of property, plant & equipment	0	2,571

[1]	The 2021 amounts include leases assumed in the acquisition of U.S. Concrete (see Note 16).

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the nine month periods ended September 30, 2021 and 2020. Accumulated goodwill impairment losses amount to $252,664,000 (year 2008) in the Calcium segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2020 to September 30, 2021 are shown below:

in thousands	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2020	$ 3,080,479	$ 91,633	$ 0	$ 0	$ 3,172,112
Goodwill of acquired businesses [1]	185,981		316,670		502,651
Totals at September 30, 2021	$ 3,266,460	$ 91,633	$ 316,670	$ 0	$ 3,674,763

[1]	See Note 16 for a summary of the current year acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2021 BUSINESS ACQUISITIONS — On August 26, 2021, we purchased the following operations in connection with the acquisition of U.S. Concrete, Inc. (NASDAQ: USCR) for total consideration of $1,634,492,000, net of cash acquired:

▪British Columbia, Canada — aggregates and aggregates blue-water transportation operations

▪California — aggregates distribution terminals and concrete operations

▪New Jersey — aggregates and concrete operations

▪New York — aggregates and concrete operations

▪Oklahoma — aggregates and concrete operations

▪Pennsylvania — concrete operations

▪Texas — aggregates and concrete operations

▪U.S. Virgin Islands — aggregates and concrete operations

▪Washington, D.C. — concrete operations

The amounts of total revenues and net earnings attributable to Vulcan from the U.S. Concrete acquisition are included in our Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2021, as follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30
in thousands	2021	2021
Actual Results
Total revenues	$ 141,067	$ 141,067
Net loss attributable to Vulcan	$ (8,808)	$ (8,808)

The unaudited pro forma financial information in the table below summarizes the results of operations for Vulcan and U.S. Concrete as if they were combined as of January 1, 2020. The pro forma financial information does not reflect any cost savings, operating efficiencies or synergies as a result of this combination. Consistent with the assumed acquisition date of January 1, 2020, the pro forma information excludes transactions between Vulcan and U.S. Concrete. The following pro forma information also includes 1) charges directly attributable to the acquisition, including acquisition related expenses of $21,092,000, 2) cost of sales related to the sale of acquired inventory marked up to fair value, 3) depreciation, depletion, amortization & accretion expense related to the mark up to fair value of acquired assets and 4) interest expense and debt retirement costs reflecting the new debt structure:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in thousands	2021	2020	2021	2020
Supplemental Pro Forma Results
Total revenues	$ 1,731,856	$ 1,673,603	$ 4,755,124	$ 4,683,544
Net earnings attributable to Vulcan	$ 225,458	$ 215,061	$ 543,676	$ 448,286

The unaudited pro forma results above may not be indicative of the results that would have been obtained had this acquisition occurred at the beginning of 2020, nor does it intend to be a projection of future results.

The fair value of consideration transferred for the U.S. Concrete acquisition and the preliminary amounts (pending appraisals of intangible assets and property, plant & equipment and related deferred taxes) of assets acquired and liabilities assumed as of the acquisition date are summarized below:

August 26
in thousands	2021
Fair Value of Purchase Consideration
Cash [1]	$ 1,634,492
Total fair value of purchase consideration	$ 1,634,492
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 241,368
Inventories	80,083
Other current assets	11,087
Property, plant & equipment	1,136,617
Intangible assets	729,415
Other noncurrent assets	199,807
Deferred income taxes, net	(274,226)
Liabilities assumed	(970,049)
Noncontrolling interest	(22,261)
Net identifiable assets acquired	$ 1,131,841
Goodwill	$ 502,651

[1]

Includes $1,268,507,000 paid to acquire all issued and outstanding shares of U.S. Concrete common stock and $384,402,000 of U.S. Concrete obligations paid on the acquisition date, less $18,417,000 of cash acquired.

As a result of this acquisition, we recognized $729,415,000 of amortizable intangible assets and $502,651,000 of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average period in excess of 15 years. The $502,651,000 of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired and synergies expected to be realized from acquiring an established business with assets that have been assembled over a long period of time — the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $116,615,000 will be deductible for income tax purposes.

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

▪Fourth quarter — a Virginia ready-mix concrete business, resulting in an immaterial loss. We retained all real property which is being leased to the buyer and obtained a 20-year aggregates supply agreement

▪Second quarter — our New Mexico ready-mix concrete business, resulting in an immaterial gain. We retained the concrete plants and mobile fleet and are leasing these assets to the buyer. Additionally, we obtained a 20-year aggregates supply agreement

No material assets met the criteria for held for sale at September 30, 2021, December 31, 2020 or September 30, 2020.

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

Aggregates have a very high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation — shipping by barge and rail — and from our quarry on Mexico's Yucatan Peninsula with our fleet of Panamax-class, self-unloading ships. Additionally, as a result of our 2021 acquisition of U.S. Concrete, we serve markets in California and Hawaii from our quarry in British Columbia, Canada by means of a long-term marine shipping agreement with CSL Americas.

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

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate attractive financial returns and enhance financial returns in our core Aggregates segment. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our Alabama, Arizona, California, Maryland, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Tennessee, Texas, the U.S. Virgin Islands, Virginia and Washington D.C. markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our operations.

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

EXECUTIVE SUMMARY

Financial highlights for THIRD Quarter 2021

Compared to third quarter of 2020:

▪Total revenues increased $206.6 million, or 16%, to $1,516.5 million

▪Gross profit increased $13.6 million, or 4%, to $394.1 million

▪Aggregates segment sales increased $123.4 million, or 12%, to $1,172.4 million

▪Aggregates segment freight-adjusted revenues increased $90.4 million, or 11%, to $898.0 million

▪Shipments increased 8%, or 4.2 million tons, to 60.2 million tons

▪Same-store shipments increased 5%, or 3.0 million tons, to 58.9 million tons

▪Freight-adjusted sales price increased 3.4%, or $0.49 per ton to $14.93

▪Same-store freight-adjusted sales price increased 3.1%, or $0.45 per ton to $14.89

▪Aggregates segment gross profit increased $34.5 million, or 10%, to $372.3 million

▪Unit profitability (as measured by gross profit per ton) increased 2.5% to $6.19 per ton

▪Same-store unit profitability (as measured by gross profit per ton) increased 5.1% to $6.35 per ton.

▪Asphalt, Concrete and Calcium segment gross profit decreased $20.9 million, or 49%, to $21.7 million, collectively

▪Selling, administrative and general (SAG) expenses increased $20.3 million and increased 0.4 percentage points (40 basis points) as a percentage of total revenues

▪Operating earnings decreased $25.7 million, or 9%, to $262.4 million

▪Earnings attributable to Vulcan from continuing operations were $1.33 per diluted share compared to $1.51 per diluted share

▪Adjusted earnings attributable to Vulcan from continuing operations were $1.54 per diluted share, compared to $1.56 per diluted share

▪Net earnings attributable to Vulcan were $176.9 million, a decrease of $22.9 million, or 11%

▪Adjusted EBITDA was $417.7 million, an increase of $14.2 million, or 4%

▪Returned capital to shareholders via dividends ($49.1 million @ $0.37 per share versus $45.0 million @ $0.34 per share)

Our aggregates-focused business is built for times like these. We expanded our industry-leading trailing-twelve month unit profitability for the thirteenth consecutive quarter despite a challenging operating environment caused by inflationary pressures and labor constraints. This consistent growth in the underlying business is driven by our execution on Vulcan’s four strategic disciplines and is further enhanced by strategic growth through acquisitions and greenfield investments. Since completing the U.S. Concrete acquisition in late August, our teams are making progress integrating the businesses across the expanded footprint and are identifying additional opportunities to accelerate our growth and create value for shareholders.

Throughout a difficult eighteen months of pandemic disruptions and economic challenges, our people strengthened their operating disciplines and moved pricing higher. Now that trailing-twelve month aggregates volumes are back to pre-pandemic levels, these solid fundamentals, coupled with our leading positions in attractive geographies, position us well to capitalize on positive demand trends going forward and will allow us to deliver both revenue and earnings growth.

Capital expenditures in the third quarter were $126.9 million ($292.1 million year-to-date September), including $69.2 million for growth projects. For the full year 2021, we expect to spend between $450 million and $475 million on capital expenditures, including growth projects. We will continue to review our plans and will adjust as needed, while being thoughtful about preserving liquidity.

As of September 30, 2021, total debt to trailing-twelve month Adjusted EBITDA was 2.8 times (2.7 times on a net debt basis) reflecting financing actions taken to complete the U.S. Concrete acquisition during the quarter. We remain committed to our stated target leverage range of 2.0 to 2.5 times.

Interest expense, net of interest income, was $36.8 million in the third quarter compared with $35.8 million in the prior year. Year-to-date, net interest expense was $111.6 million compared to $100.5 million in the prior year. This increase includes $9.4 million of cost in the second quarter associated with financing the pending acquisition of U.S. Concrete. We expect full year interest expense to be approximately $145 million.

On a trailing-twelve month basis, return on invested capital was 14.2%, reflecting the investment in the U.S. Concrete acquisition and its earnings contribution since August 26, 2021. We remain committed to driving further improvement through solid operating earnings growth coupled with disciplined capital management and a balanced approach to growth.

OUTLOOK

We are increasing our full-year Adjusted EBITDA range to reflect the earnings contribution of U.S. Concrete as well as the recent trends in demand, price and cost inflation. As a result, we expect full-year Adjusted EBITDA to be between $1.430 to $1.460 billion in 2021 (excluding the $114.7 million gain from a land sale completed in the first quarter and including the U.S. Concrete acquisition).

As we look ahead, we believe our aggregates-focused business is uniquely positioned for broad participation in improving demand and is capable of navigating any changes in the macro environment. The U.S. Concrete acquisition extends our growth platform, and we are excited about the opportunities in front of us. The prospects continue to be positive for the most significant federal investment in infrastructure since the creation of the Interstate Highway System in 1956, and we are well situated with leading positions in attractive growth areas where the need is greatest. Finally, we expect favorable pricing dynamics to continue, leading to attractive price growth.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except unit and per unit data	2021	2020	2021	2020
Total revenues	$ 1,516.5	$ 1,309.9	$ 3,945.9	$ 3,681.7
Cost of revenues	1,122.4	929.4	2,924.2	2,703.0
Gross profit	$ 394.1	$ 380.5	$ 1,021.7	$ 978.7
Gross profit margin	26.0%	29.0%	25.9%	26.6%
Selling, administrative and general (SAG)	$ 103.8	$ 83.5	$ 293.1	$ 261.1
SAG as a percentage of total revenues	6.8%	6.4%	7.4%	7.1%
Gain on sale of property, plant &
equipment and businesses	$ 2.9	$ 1.6	$ 120.3	$ 2.3
Operating earnings	$ 262.4	$ 288.1	$ 799.4	$ 699.3
Interest expense, net	$ 36.8	$ 35.8	$ 111.6	$ 100.5
Earnings from continuing operations
before income taxes	$ 228.7	$ 258.1	$ 705.1	$ 602.6
Income tax expense	$ 51.8	$ 57.0	$ 169.7	$ 130.5
Effective tax rate from continuing operations	22.6%	22.1%	24.1%	21.7%
Earnings from continuing operations	$ 177.0	$ 201.1	$ 535.4	$ 472.1
Loss on discontinued operations,
net of income taxes	(0.2)	(1.3)	(2.6)	(2.1)
Loss attributable to noncontrolling interest	0.1	0.0	0.1	0.0
Net earnings attributable to Vulcan	$ 176.9	$ 199.8	$ 532.9	$ 470.0
Diluted earnings (loss) per share attributable
to Vulcan
Continuing operations	$ 1.33	$ 1.51	$ 4.01	$ 3.54
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Diluted net earnings per share attributable to Vulcan	$ 1.32	$ 1.50	$ 3.99	$ 3.53
EBITDA [1]	$ 383.2	$ 394.9	$ 1,137.8	$ 999.0
Adjusted EBITDA [1]	$ 417.7	$ 403.5	$ 1,068.0	$ 1,012.3
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	60,163	55,920	165,128	157,163
Freight-adjusted sales price	$ 14.93	$ 14.44	$ 14.86	$ 14.45
Asphalt Mix
Tons (thousands)	3,202	3,493	8,553	8,953
Average sales price	$ 59.43	$ 58.36	$ 58.27	$ 58.05
Ready-mixed concrete
Cubic yards (thousands)	1,596	775	2,940	2,295
Average sales price	$ 136.29	$ 131.51	$ 133.88	$ 128.93
Calcium
Tons (thousands)	52	49	197	193
Average sales price	$ 28.29	$ 27.51	$ 27.81	$ 27.18

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

third quarter 2021 Compared to THIRD Quarter 2020

Third quarter 2021 total revenues were $1,516.5 million, up 16% from the third quarter of 2020. Shipments increased in aggregates (+8%) and ready-mixed concrete (+106%) while decreasing in asphalt mix (-8%). Likewise, gross profit increased in the Aggregates (+$34.5 million or 10%) and Concrete (+$2.1 million or 18%) segments while decreasing in the Asphalt (-$23.1 million or 77%) segment. A 59% increase in the unit cost of diesel fuel increased same-store costs by $13.8 million from the prior year’s third quarter with most ($12.8 million) of this cost increase reflected in the Aggregates segment.

Net earnings attributable to Vulcan for the third quarter of 2021 were $176.9 million, or $1.32 per diluted share, compared to $199.8 million, or $1.50 per diluted share, in the third quarter of 2020. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the third quarter of 2021 include:

▪pretax charges of $0.4 million associated with divested operations

▪pretax charges of $24.7 million associated with non-routine business development

▪pretax charges of $5.9 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $3.5 million for managerial restructuring (related to U.S. Concrete)

Net earnings attributable to Vulcan for the third quarter of 2020 include:

▪pretax charges of $5.9 million associated with divested operations

▪pretax charges of $0.3 million associated with non-routine business development

▪pretax charges of $2.4 million for COVID-19 pandemic direct incremental costs

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $1.54 per diluted share for the third quarter of 2021 compared to $1.56 per diluted share in the third quarter of 2020.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2021 versus the third quarter of 2020 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2020	$ 258.1
Higher aggregates gross profit	34.5
Lower asphalt gross profit	(23.1)
Higher concrete gross profit	2.1
Higher calcium gross profit	0.1
Higher selling, administrative and general expenses	(20.3)
Higher gain on sale of property, plant & equipment and businesses	1.4
Higher interest expense, net	(1.0)
U.S. Concrete acquisition related expenses	(21.1)
All other	(2.0)
Third quarter 2021	$ 228.7

Third quarter Aggregates segment sales increased 12%, while gross profit increased 10% to $372.3 million. The year-over-year earnings improvement was widespread across our footprint and resulted from both volume and price growth, as well as effective cost control. Gross profit margin decreased 0.4 percentage points (40 basis points) due to the unfavorable impacts of selling acquired inventory after its markup to fair value as part of acquisition accounting and a significantly higher unit cost of diesel fuel, $3.0 million and $12.8 million respectively.

Total aggregates shipments were 60.2 million tons versus 55.9 million in last year’s third quarter, an increase of 8%. Same-store aggregates shipments increased 5%, reflecting improving demand across all end-market segments and despite severe wet weather in certain key markets. The pricing environment continues to be positive across our footprint as demand visibility improves. The rate of pricing growth has improved sequentially each quarter this year. In the third quarter, same-store freight-adjusted pricing increased 3.1% year-over-year (mix-adjusted pricing increased 3.5%) with the growth widespread across geographies.

In the third quarter, solid execution helped to offset a 59% increase in the average unit cost of diesel fuel, inflation for certain parts and supplies, and operational disruptions caused by wet weather in the Southeast and along the Gulf Coast due in part to Hurricane Ida. Same-store freight-adjusted unit cost of sales increased 1.7% over the prior year’s third quarter but decreased almost 1% excluding the impact of higher diesel prices. Total aggregates gross profit per ton improved 2% to $6.19 while cash gross profit per ton improved 3% to $7.74. Positive pricing opportunities and improved operating efficiencies are expected to continue to help offset some of the cost inflation going forward.

Overall, non-aggregates segments gross profit of $21.7 million was $20.9 million lower than the prior year’s third quarter.

Asphalt segment gross profit was $7.1 million for the third quarter compared to $30.2 million in the prior year period. The decrease in earnings was driven primarily by the impact of sharply higher energy costs and weather-related impacts on volumes. The average cost of liquid asphalt during the third quarter was over $100 per ton higher than in the same period last year ($16.2 million impact). A rise in the cost of natural gas, used in plant production, also negatively affected quarterly gross profit. Average selling prices for asphalt mix increased 2%, or $1.07 per ton, versus the prior year’s third quarter as pricing actions began to gain traction. Efforts to mitigate the earnings impact of energy inflation will continue with positive results expected in the first half of next year. Asphalt volumes declined 8% as volume growth in California was more than offset by lower volumes in Arizona. A record-setting number of rainy days disrupted asphalt shipments in Arizona, our second largest asphalt market. Additionally, construction activity in Tennessee was also negatively impacted by hurricane-related wet weather.

Concrete segment gross profit was $14.3 million for the third quarter compared to $12.2 million in the prior year. The current year’s third quarter includes results from U.S. Concrete operations. Same-store shipments decreased 7% versus the prior year due to fewer large projects in the current year’s quarter, while same-store average selling prices increased 2% compared to the prior year. Segment results were negatively impacted by higher diesel prices and by the availability of drivers in certain markets.

Calcium segment gross profit of $0.3 million was $0.1 million higher than the prior year’s third quarter.

SAG expenses were $103.8 million in the quarter, or 6.8% of total revenues. The current year’s third quarter includes overhead expenses associated with the U.S. Concrete business that were not in the prior year’s quarter. Additionally, increased routine business development activities and more normalized travel expenses, due in part to integration activities, contributed to the year-over-year increase.

Other operating expense, which has an approximate run-rate of $12.0 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$30.8 million in third quarter 2021 — includes discrete items as follows:

▪$21.7 million of non-routine business development charges

▪$5.9 million for COVID-19 pandemic direct incremental costs

▪$3.5 million for managerial restructuring (related to U. S. Concrete)

▪$10.5 million in third quarter 2020 — includes discrete items as follows:

▪$5.9 million of charges associated with divested operations

▪$2.4 million for COVID-19 pandemic direct incremental costs

Other nonoperating income, net was a net income of $3.2 million for the third quarter of 2021 and was unfavorable by $2.6 million from the third quarter of 2020. This unfavorable variance resulted primarily from a $1.2 million foreign currency translation loss in the current period versus a $0.7 million gain in the prior year’s third quarter.

Net interest expense was $36.8 million in the third quarter of 2021 compared to $35.8 million in the third quarter of 2020.

Income tax expense from continuing operations was $51.8 million in the third quarter of 2021 compared to $57.0 million in the third quarter of 2020. The decrease in tax expense was primarily related to a decrease in pretax earnings.

Earnings attributable to Vulcan from continuing operations were $1.33 per diluted share in the third quarter of 2021 compared to $1.51 per diluted share in the third quarter of 2020.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $0.3 million in 2021 compared with a pretax loss of $1.8 million in 2020. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

year-to-date September 30, 2021 Compared to year-to-date September 30, 2020

Total revenues for the first nine months of 2021 were $3,945.9 million, up 7% from the first nine months of 2020. Shipments increased in aggregates (+5%) and ready-mixed concrete (+28%) while decreasing in asphalt mix (-4%). Gross profit increased in the Aggregates (+$86.6 million or 10%) segment while decreasing in the Asphalt (-$40.6 million or 70%) and Concrete (-$3.2 million or 9%) segments. A 43% increase in the unit cost of diesel fuel increased same-store costs by $28.7 million from the first nine months of 2020 with most ($26.4 million) of this cost increase reflected in the Aggregates segment.

Net earnings attributable to Vulcan for the first nine months of 2021 were $532.9 million, or $3.99 per diluted share, compared to $470.0 million, or $3.53 per diluted share, in the first nine months of 2020. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the first nine months of 2021 include:

▪$13.7 million of tax charges related to an increase in the Alabama NOL carryforward valuation allowance

▪pretax net gain of $114.7 million related to the sale of a reclaimed quarry in Southern California

▪pretax charges of $1.1 million associated with divested operations

▪pretax charges of $30.6 million associated with non-routine business development

▪pretax charges of $9.7 million for COVID-19 pandemic direct incremental costs

▪pretax changes of $3.5 million for managerial restructuring (related to U.S. Concrete)

▪pretax interest charges of $9.4 million related to financing the U.S. Concrete acquisition

Net earnings attributable to Vulcan for the first nine months of 2020 include:

▪pretax charges of $6.7 million associated with divested operations

▪pretax gains of $2.1 million associated with non-routine business development

▪pretax charges of $7.4 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $1.3 million for restructuring

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $3.80 per diluted share for the first nine months of 2021 compared to $3.62 per diluted share in the first nine months of 2020.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2021 versus year-to-date September 30, 2020 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2020	$ 602.6
Higher aggregates gross profit	86.6
Lower asphalt gross profit	(40.6)
Lower concrete gross profit	(3.2)
Higher calcium gross profit	0.2
Higher selling, administrative and general expenses	(31.9)
Higher gain on sale of property, plant & equipment and businesses	118.0
Higher interest expense, net	(11.1)
U.S. Concrete acquisition related expenses	(21.1)
All other	5.6
Year-to-date September 30, 2021	$ 705.1

Aggregates segment sales for the first nine months of 2021 were $3,192.7 million (up 7%) while aggregates shipments increased 5%, or 8.0 million tons (same-store up 4%, or 6.7 million tons), compared to the prior year. Freight-adjusted average sales price for aggregates increased 2.8%, or $0.41 per ton, versus the first nine months of 2020. Same-store freight-adjusted pricing increased 2.7%, or $0.39 per ton (mix-adjusted pricing increased 2.8%).

Aggregates segment gross profit was $969.8 million ($5.87 per ton) versus $883.2 million ($5.62 per ton) in the first nine months of 2020. Cash gross profit per ton increased 4% from the prior year’s first nine months to $7.44 per ton. First nine months 2021 freight-adjusted unit cost increased 2%, or $0.16 per ton, versus the prior year reflecting the aforementioned higher cost of diesel fuel.

Overall, non-aggregates segments gross profit of $51.9 million was $43.7 million lower than the first nine months of 2020.

Asphalt segment gross profit of $17.6 million was down $40.6 million from the first nine months of 2020. The decrease in earnings was primarily driven by the impact of sharply higher liquid asphalt costs and the aforementioned impacts of weather and energy costs in the third quarter. The average price paid for liquid asphalt was over $60 per ton higher than the prior year ($24.2 million impact). Pricing increased 0.4%, or $0.22 per ton, versus the first nine months of 2020.

Concrete segment gross profit was $32.4 million for the first nine months of 2021, a decrease of $3.2 million from the prior year period. Same-store shipments decreased 10% versus the prior year due to the timing of large projects in the current year and unfavorable weather during the third quarter, while same-store average selling prices increased 2.4% compared to the prior year. Segment results were negatively impacted by higher diesel prices and by the availability of truck drivers in certain markets.

Our Calcium segment’s gross profit of $1.9 million was up $0.2 million compared to the first nine months of 2020.

SAG expenses were $293.1 million versus $261.1 million in the prior year’s first nine months reflecting a 0.3 percentage point (30 basis point) increase as a percentage of total revenues.

Gain on sale of property, plant & equipment and businesses was $120.3 million in the first nine months of 2021 versus $2.3 million in the first nine months of 2020. The 2021 amount includes the aforementioned net pretax gain of $114.7 million from the sale of a reclaimed quarry in Southern California.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$49.5 million in first nine months of 2021 — includes discrete items as follows:

▪$27.6 million of non-routine business development charges

▪$9.7 million for COVID-19 pandemic direct incremental costs

▪$3.5 million for managerial restructuring (related to U. S. Concrete)

▪$20.6 million in first nine months of 2020 — includes discrete items as follows:

▪$6.7 million of charges associated with divested operations

▪$2.1 million of net gain associated with non-routine business development

▪$7.4 million for COVID-19 pandemic direct incremental costs

Other nonoperating income, net was a net income of $17.3 million for the first nine months of 2021, favorable by $13.5 million from the first nine months of 2020. This favorable variance resulted primarily from two items: 1) a $4.2 million reduction in foreign currency translation losses and 2) a $7.5 million reduction in pension related costs (see Note 10 to the condensed consolidated financial statements).

Net interest expense was $111.6 million in the first nine months of 2021 compared to $100.5 million in the first nine months of 2020. This increase resulted primarily from an additional $9.4 million of interest expense related to financing the acquisition of U.S. Concrete (see Note 7 to the condensed consolidated financial statements).

Income tax expense from continuing operations was $169.7 million in the first nine months of 2021 compared to $130.5 million in the first nine months of 2020. The increase in tax expense was primarily related to an increase in pretax earnings and a $13.7 million increase in our Alabama NOL valuation allowance as discussed in Note 3 to the condensed consolidated financial statements.

Earnings from continuing operations attributable to Vulcan were $4.01 per diluted share in the first nine months of 2021 compared to $3.54 per diluted share in the first nine months of 2020.

Discontinued Operations — First nine months pretax loss from discontinued operations was $3.7 million in 2021 compared with a pretax loss of $2.9 million in 2020. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2021	2020	2021	2020
Aggregates segment
Segment sales	$ 1,172.4	$ 1,049.0	$ 3,192.7	$ 2,987.8
Less
Freight & delivery revenues [1]	253.1	225.4	685.2	672.0
Other revenues	21.3	16.0	54.4	45.5
Freight-adjusted revenues	$ 898.0	$ 807.6	$ 2,453.1	$ 2,270.3
Unit shipments - tons	60.2	55.9	165.1	157.2
Freight-adjusted sales price	$ 14.93	$ 14.44	$ 14.86	$ 14.45

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	September 30		September 30
dollars in millions	2021	2020	2021	2020
Aggregates segment
Gross profit	$ 372.3	$ 337.9	$ 1,245.8	$ 1,157.7
Segment sales	$ 1,172.4	$ 1,049.0	$ 4,149.2	$ 3,947.9
Gross profit margin	31.8%	32.2%	30.0%	29.3%
Incremental gross profit margin	27.9%		43.8%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	September 30		September 30
dollars in millions	2021	2020	2021	2020
Aggregates segment
Gross profit	$ 372.3	$ 337.9	$ 1,245.8	$ 1,157.7
Less: Contribution from acquisitions (same-store)	(1.9)	0.0	(1.8)	0.0
Same-store gross profit	$ 374.2	$ 337.9	$ 1,247.6	$ 1,157.7
Segment sales	$ 1,172.4	$ 1,049.0	$ 4,149.2	$ 3,947.9
Less: Freight & delivery revenues [1]	253.1	225.4	890.2	897.1
Segment sales excluding freight & delivery	$ 919.3	$ 823.6	$ 3,259.0	$ 3,050.8
Less: Contribution from acquisitions (same-store)	25.0	0.0	25.2	0.0
Same-store segment sales excluding freight & delivery	$ 894.3	$ 823.6	$ 3,233.8	$ 3,050.8
Gross profit margin excluding freight & delivery	40.5%	41.0%	38.2%	37.9%
Same-store gross profit margin excluding
freight & delivery	41.8%	41.0%	38.6%	37.9%
Incremental gross profit flow-through rate	36.0%		42.3%
Same-store incremental gross profit flow-through rate	51.4%		49.1%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2021	2020	2021	2020
Aggregates segment
Gross profit	$ 372.3	$ 337.9	$ 969.8	$ 883.2
Depreciation, depletion, accretion and amortization	93.3	82.5	258.5	240.4
Aggregates segment cash gross profit	$ 465.6	$ 420.4	$ 1,228.3	$ 1,123.6
Unit shipments - tons	60.2	55.9	165.1	157.2
Aggregates segment gross profit per ton	$ 6.19	$ 6.04	$ 5.87	$ 5.62
Aggregates segment cash gross profit per ton	$ 7.74	$ 7.52	$ 7.44	$ 7.15
Asphalt segment
Gross profit	$ 7.1	$ 30.2	$ 17.6	$ 58.2
Depreciation, depletion, accretion and amortization	9.0	8.6	27.1	26.0
Asphalt segment cash gross profit	$ 16.1	$ 38.8	$ 44.7	$ 84.2
Concrete segment
Gross profit	$ 14.3	$ 12.2	$ 32.4	$ 35.6
Depreciation, depletion, accretion and amortization	8.7	4.0	16.6	12.1
Concrete segment cash gross profit	$ 23.0	$ 16.2	$ 49.0	$ 47.7
Calcium segment
Gross profit	$ 0.3	$ 0.2	$ 1.9	$ 1.7
Depreciation, depletion, accretion and amortization	0.0	0.0	0.1	0.1
Calcium segment cash gross profit	$ 0.3	$ 0.2	$ 2.0	$ 1.8

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	September 30
in millions	2021	2020
Debt
Current maturities of long-term debt	$ 12.2	$ 509.4
Short-term debt	0.0	0.0
Long-term debt	3,874.1	2,777.1
Total debt	$ 3,886.3	$ 3,286.5
Less: Cash and cash equivalents and restricted cash	136.4	1,084.7
Net debt	$ 3,749.9	$ 2,201.8
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,379.2	$ 1,310.8
Total debt to TTM Adjusted EBITDA	2.8x	2.5x
Net debt to TTM Adjusted EBITDA	2.7x	1.7x

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

	Three Months Ended		Nine Months Ended		Trailing-Twelve Months
	September 30		September 30		September 30
in millions	2021	2020	2021	2020	2021	2020
Net earnings attributable to Vulcan	$ 176.9	$ 199.8	$ 532.9	$ 470.0	$ 647.4	$ 611.1
Income tax expense	51.8	57.0	169.7	130.5	195.0	154.0
Interest expense, net of interest income	36.8	35.8	111.6	100.5	145.5	131.3
Loss on discontinued operations, net of tax	0.2	1.3	2.7	2.1	4.1	3.6
EBIT	265.7	293.9	816.8	703.1	991.9	900.0
Depreciation, depletion, accretion and amortization	117.5	101.0	321.0	295.9	421.9	391.6
EBITDA	$ 383.2	$ 394.9	$ 1,137.8	$ 999.0	$ 1,413.8	$ 1,291.6
Gain on sale of real estate and businesses, net	$ 0.0	$ 0.0	$ (114.7)	$ 0.0	$ (114.7)	$ (9.3)
Property donation	0.0	0.0	0.0	0.0	0.0	10.8
Charges associated with divested operations	0.4	5.9	1.1	6.7	1.4	9.7
Business development [1]	24.7	0.3	30.6	(2.1)	40.0	(0.8)
COVID-19 direct incremental costs [2]	5.9	2.4	9.7	7.4	12.5	7.4
Pension settlement charge	0.0	0.0	0.0	0.0	22.7	0.0
Restructuring charges	3.5	0.0	3.5	1.3	3.5	1.3
Adjusted EBITDA	$ 417.7	$ 403.5	$ 1,068.0	$ 1,012.3	$ 1,379.2	$ 1,310.8
Depreciation, depletion, accretion and amortization	(117.5)	(101.0)	(321.0)	(295.9)	(421.9)	(391.6)
Adjusted EBIT	$ 300.2	$ 302.5	$ 747.0	$ 716.4	$ 957.3	$ 919.2

[1]

Represents non-routine charges or gains associated with acquisitions and dispositions. Costs in the third quarter of 2021 include U.S. Concrete acquisition related expenses of $21,092,000 and the cost impact of purchase accounting inventory valuations of $3,000,000.

[2]	These costs include $3,049,000 related to our COVID-19 vaccination incentive program initiated in the third quarter of 2021.

Adjusted Diluted EPS attributable to vulcan from continuing Operations

Similar to our presentation of Adjusted EBITDA, we present Adjusted diluted earnings per share (EPS) attributable to Vulcan from continuing operations to provide a more consistent comparison of earnings performance from period to period. This metric is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$ 1.32	$ 1.50	$ 3.99	$ 3.53
Less: Discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Diluted EPS attributable to Vulcan from continuing
operations	$ 1.33	$ 1.51	$ 4.01	$ 3.54
Items included in Adjusted EBITDA above	$ 0.21	$ 0.05	$ (0.36)	$ 0.08
AL NOL carryforward valuation allowance	0.00	0.00	0.10	0.00
Acquisition financing interest costs	0.00	0.00	0.05	0.00
Adjusted diluted EPS attributable to Vulcan from
continuing operations	$ 1.54	$ 1.56	$ 3.80	$ 3.62

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

2021 Projected
in millions	Mid-point
Net earnings attributable to Vulcan	$ 640
Income tax expense	195
Interest expense, net of interest income	145
Depreciation, depletion, accretion and amortization	465
Projected EBITDA	$ 1,445

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

	Trailing-Twelve Months
	September 30
dollars in millions	2021	2020
Adjusted EDITDA	$ 1,379.2	$ 1,310.8
Average invested capital [1]
Property, plant & equipment, net	$ 4,609.1	$ 4,346.2
Goodwill	3,272.6	3,169.1
Other intangible assets	1,253.6	1,093.6
Fixed and intangible assets	$ 9,135.3	$ 8,608.9
Current assets	$ 2,090.9	$ 1,655.2
Less: Cash and cash equivalents	855.7	477.6
Less: Current tax	29.6	16.0
Adjusted current assets	1,205.6	1,161.6
Current liabilities	831.9	731.0
Less: Current maturities of long-term debt	213.6	201.9
Less: Short-term debt	0.0	0.0
Adjusted current liabilities	618.3	529.1
Adjusted net working capital	$ 587.3	$ 632.5
Average invested capital	$ 9,722.6	$ 9,241.4
Return on invested capital	14.2%	14.2%

[1]	Average invested capital is based on trailing 5-quarters.

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

Cash

Included in our September 30, 2021 cash and cash equivalents and restricted cash balances of $136.4 million is $0.7 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2021	2020
Net earnings	$ 532.7	$ 470.0
Depreciation, depletion, accretion and amortization (DDA&A)	321.0	295.9
Noncash operating lease expense	32.7	27.8
Net gain on sale of property, plant & equipment and businesses	(120.3)	(2.3)
Contributions to pension plans	(6.0)	(6.5)
Deferred tax expense	71.4	50.3
Other operating cash flows, net [1]	(106.7)	(57.3)
Net cash provided by operating activities	$ 724.8	$ 777.9

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $724.8 million during the nine months ended September 30, 2021, a $53.1 million decrease compared to the same period of 2020. This decrease primarily resulted from unfavorable changes in working capital balances.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 45.9 days at September 30, 2021 compared to 43.5 days at September 30, 2020. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of the COVID-19 pandemic on our customers’ ability to pay their amounts owed to us.

cash from investing activities

Net cash used for investing activities was $1,760.6 million during the first nine months of 2021, a $1,506.8 million increase compared to cash used of $253.7 million in the same period of 2020. During the first nine months of 2021, we invested $318.6 million in our existing operations compared to $269.0 million in the prior year period. Of this $318.6 million, $134.1 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities. Reducing cash used, proceeds from the sale of property, plant & equipment were up $182.9 million from the first nine months of 2020 primarily reflecting the sale of a reclaimed quarry in Southern California (see Note 16 to the condensed consolidated financial statements). In August 2021, we completed the acquisition of U.S. Concrete for $1,634.5 million of cash consideration (see Note 16 to the condensed consolidated financial statements) compared with only $5.7 million of acquisitions in the first nine months of 2020.

cash from financing activities

Net cash used for financing activities in the first nine months of 2021 was $25.8 million, compared to cash provided of $286.0 million in the same period of 2020. The current year includes: a) cash paid to retire the $500.0 million floating rate notes due March 2021, b) $13.3 million of financing costs for a bridge facility commitment and delayed draw term loan facility (see Note 7 to the condensed consolidated financial statements), c) initial proceeds of $1,600.0 million from the August draw on the delayed draw term loan facility, d) the subsequent pay down of $500.0 million on the delayed draw term loan facility, and e) $434.5 million of cash paid in September to retire U.S. Concrete’s outstanding notes assumed in the acquisition. The prior year includes: a) net cash proceeds of $734.6 million from the issuance of debt, b) cash paid to retire the $250.0 million floating rate notes due June 2020, and c) $19.9 million of cash paid to settle interest rate derivatives.

Additionally, capital returned to our shareholders decreased by $14.0 million as higher dividends of $12.1 million ($1.11 per share compared to $1.02 per share) were offset by lower share repurchases of $26.1 million (no shares repurchased compared to 214,338 shares repurchased @ $121.92 average price per share).

debt

Certain debt measures are presented below:

	September 30	December 31	September 30
dollars in millions	2021	2020	2020
Debt
Current maturities of long-term debt	$ 12.2	$ 515.4	$ 509.4
Short-term debt	0.0	0.0	0.0
Long-term debt	3,874.1	2,772.3	2,777.1
Total debt	$ 3,886.3	$ 3,287.7	$ 3,286.5
Capital
Total debt	$ 3,886.3	$ 3,287.7	$ 3,286.5
Total equity	6,449.1	6,027.3	5,928.4
Total capital	$ 10,335.4	$ 9,315.0	$ 9,214.9
Total Debt as a Percentage of Total Capital	37.6%	35.3%	35.7%
Weighted-average Effective Interest Rates
Delayed draw term loan [1]	1.00%	n/a	n/a
Line of credit [1]	1.13%	1.25%	1.38%
Term debt	4.64%	4.10%	4.10%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	72.2%	85.1%	85.1%
Floating-rate debt	27.8%	14.9%	14.9%

[1]	Reflects the margin above LIBOR for LIBOR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

bridge facility, delayed draw term loan and line of credit

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600.0 million delayed draw term loan facility with a subset of the banks that provide our line of credit. The bridge facility commitment was terminated as a condition to the execution of the delayed draw term loan facility. The delayed draw term loan was drawn in August 2021 for $1,600.0 million in connection with the acquisition of U.S. Concrete and was subsequently paid down to $1,100.0 million prior to September 30, 2021. Any amounts repaid are no longer available for borrowing and any outstanding borrowings are due August 2024. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of September 30, 2021, we were in compliance with the delayed draw term loan covenants. Borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. Financing costs for the bridge facility commitment and the delayed draw term loan facility totaled $13.3 million, $9.4 million of which was recognized as interest expense in the second quarter of 2021.

In September 2020, we executed a new five-year unsecured line of credit of $1,000.0 million, incurring $4.6 million of deferred transaction costs. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2021, we were in compliance with the line of credit covenants, the credit margin for LIBOR borrowings was 1.125%, the credit margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

As of September 30, 2021, our available borrowing capacity under the line of credit was $941.7 million. Utilization of the borrowing capacity was as follows:

▪none was borrowed

▪$58.3 million was used to provide support for outstanding standby letters of credit

TERM DEBT

Essentially all of our $3,957.2 million (face value) of term debt is unsecured. $2,846.2 million of such debt is governed by three essentially identical indentures that contain customary investment-grade type covenants. As of September 30, 2021, we were in compliance with all term debt covenants.

In August 2021, we assumed $434.5 million (fair value) of senior notes due 2029 in connection with the acquisition of U.S. Concrete and subsequently retired these notes in September 2021.

In May 2020, we issued $750.0 million of 3.50% senior notes due 2030. Total proceeds were $741.4 million (net of discounts and transaction costs). $250.0 million of the proceeds were used to retire the $250.0 million floating rate notes due June 2020, and the remainder of the proceeds, together with cash on hand, was used to retire the $500.0 million floating rate notes due March 2021.

CURRENT MATURITIES of long-term debt

The $12.2 million of current maturities of long-term debt as of September 30, 2021 is due as follows:

Current
in millions	Maturities
Fourth quarter 2021	$7.6
First quarter 2022	2.3
Second quarter 2022	1.1
Third quarter 2022	1.2

debt ratings

Our debt ratings and outlooks as of September 30, 2021 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB/stable	2/22/2021	rating revised
Moody's	Baa2/stable	11/9/2020	rating revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

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

As of September 30, 2021, we had two material debt instruments with LIBOR as a reference rate: 1) our $1,000.0 million line of credit (none outstanding at September 30, 2021) and 2) our $1,600.0 million delayed draw term loan facility ($1,100.0 million outstanding at September 30, 2021). At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate; however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, our interest expense would increase.

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands	2021	2020	2020
Common stock shares at January 1,
issued and outstanding	132,516	132,371	132,371
Common Stock Issuances
Share-based compensation plans	188	359	297
Common Stock Purchases
Purchased and retired	0	(214)	(214)
Common stock shares at end of period,
issued and outstanding	132,704	132,516	132,454

As of September 30, 2021, there were 8,064,851 shares remaining under the February 2017 Board of Directors’ share purchase authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in thousands, except average cost	2021	2020	2020
Shares Purchased and Retired
Number	0	214	214
Total purchase price	$ 0	$ 26,132	$ 26,132
Average cost per share	$ 0.00	$ 121.92	$ 121.92

There were no shares held in treasury as of September 30, 2021, December 31, 2020 and September 30, 2020.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended September 30, 2021.

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

At September 30, 2021, the estimated fair value of our long-term debt including current maturities was $4,454.3 million compared to a book value of $3,886.3 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $385.5 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Excluding the U.S. Concrete acquisition noted below, no material changes were made during the third quarter of 2021 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

On August 26, 2021, we completed our acquisition of U.S. Concrete, which operated under its own set of systems and internal controls. Subsequent to the acquisition, we began the process of integrating certain of U.S. Concrete’s processes to our internal control over financial reporting environment. This integration will continue during the first year of the business combination.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended September 30, 2021 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2021
July 1 - July 31	0	$ 0.00	0	8,064,851
Aug 1 - Aug 31	0	$ 0.00	0	8,064,851
Sept 1 - Sept 30	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2021, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the third quarter of 2021.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10.1	First Amendment to Credit Agreement, dated August 16, 2021, by and between Vulcan Materials Company and Truist Bank, as Administrative Agent
Exhibit 10.2	Second Amendment to Credit Agreement, dated August 16, 2021, by and between Vulcan Materials Company and Truist Bank, as Administrative Agent
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date November 5, 2021	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date November 5, 2021	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)