Form 10-Q
period 2022-03-31
Vulcan Materials CO
filed 2022-05-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

                    Class

Shares outstanding       at April 25, 2022

Common Stock, $1 Par Value

132,895,988

9

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2022 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
	Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	49
	Item 1A.	Risk Factors	49
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
	Item 4.	Mine Safety Disclosures	50
	Item 6.	Exhibits	50
		Signatures	51

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	March 31	December 31	March 31
in millions	2022	2021	2021
Assets
Cash and cash equivalents	$ 123.1	$ 235.0	$ 722.3
Restricted cash	9.9	6.5	168.6
Accounts and notes receivable
Accounts and notes receivable, gross	928.6	849.0	596.0
Allowance for credit losses	(10.7)	(10.3)	(2.9)
Accounts and notes receivable, net	917.9	838.7	593.1
Inventories
Finished products	412.2	418.0	368.8
Raw materials	63.2	59.9	36.1
Products in process	4.4	4.2	4.6
Operating supplies and other	44.7	39.2	31.9
Inventories	524.5	521.3	441.4
Other current assets	87.2	95.1	67.6
Total current assets	1,662.6	1,696.6	1,993.0
Investments and long-term receivables	36.5	34.1	34.3
Property, plant & equipment
Property, plant & equipment, cost	10,724.1	10,444.4	9,110.3
Allowances for depreciation, depletion & amortization	(4,998.5)	(4,897.6)	(4,747.0)
Property, plant & equipment, net	5,725.6	5,546.8	4,363.3
Operating lease right-of-use assets, net	679.7	691.4	421.6
Goodwill	3,709.2	3,696.7	3,172.1
Other intangible assets, net	1,751.9	1,749.0	1,114.6
Other noncurrent assets	295.3	268.0	233.9
Total assets	$ 13,860.8	$ 13,682.6	$ 11,332.8
Liabilities
Current maturities of long-term debt	3.9	5.2	15.4
Short-term debt	100.0	0.0	0.0
Trade payables and accruals	390.1	365.5	255.6
Other current liabilities	398.7	398.6	294.9
Total current liabilities	892.7	769.3	565.9
Long-term debt	3,874.5	3,874.8	2,772.9
Deferred income taxes, net	1,007.7	1,005.9	733.6
Deferred revenue	166.8	167.1	172.4
Noncurrent operating lease liabilities	631.7	642.5	397.3
Other noncurrent liabilities	689.1	655.3	554.4
Total liabilities	$ 7,262.5	$ 7,114.9	$ 5,196.5
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares,
Outstanding 132.9, 132.7 and 132.7 shares, respectively	132.9	132.7	132.7
Capital in excess of par value	2,806.8	2,816.5	2,797.7
Retained earnings	3,787.2	3,748.5	3,385.6
Accumulated other comprehensive loss	(151.6)	(152.7)	(179.7)
Total shareholders' equity	6,575.3	6,545.0	6,136.3
Noncontrolling interest	23.0	22.7	0.0
Total equity	$ 6,598.3	$ 6,567.7	$ 6,136.3
Total liabilities and equity	$ 13,860.8	$ 13,682.6	$ 11,332.8
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited	March 31
in millions, except per share data	2022	2021
Total revenues	$ 1,540.7	$ 1,068.3
Cost of revenues	1,271.9	839.0
Gross profit	268.8	229.3
Selling, administrative and general expenses	119.0	88.6
Gain on sale of property, plant & equipment
and businesses	2.6	117.2
Other operating expense, net	(5.4)	(8.4)
Operating earnings	147.0	249.5
Other nonoperating income, net	1.5	5.9
Interest expense, net	35.9	33.1
Earnings from continuing operations
before income taxes	112.6	222.3
Income tax expense	18.7	60.6
Earnings from continuing operations	93.9	161.7
Loss on discontinued operations, net of tax	(1.8)	(1.1)
Net earnings	92.1	160.6
(Earnings) loss attributable to noncontrolling interest	(0.3)	0.0
Net earnings attributable to Vulcan	$ 91.8	$ 160.6
Other comprehensive income (loss), net of tax
Deferred loss on interest rate derivative	0.0	0.0
Amortization of prior interest rate derivative loss	0.4	0.4
Amortization of actuarial loss and prior service
cost for benefit plans	0.7	1.2
Other comprehensive income (loss)	1.1	1.6
Comprehensive income	93.2	162.2
Comprehensive (earnings) loss attributable to
noncontrolling interest	(0.3)	0.0
Comprehensive income attributable to Vulcan	$ 92.9	$ 162.2
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$ 0.70	$ 1.22
Discontinued operations	(0.01)	(0.01)
Net earnings	$ 0.69	$ 1.21
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 0.70	$ 1.21
Discontinued operations	(0.01)	(0.01)
Net earnings	$ 0.69	$ 1.20
Weighted-average common shares outstanding
Basic	133.0	132.7
Assuming dilution	133.6	133.4
Effective tax rate from continuing operations	16.6%	27.3%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited	March 31
in millions	2022	2021
Operating Activities
Net earnings	$ 92.1	$ 160.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	141.0	100.4
Noncash operating lease expense	16.4	10.5
Net gain on sale of property, plant & equipment and businesses	(2.6)	(117.2)
Contributions to pension plans	(2.0)	(2.1)
Share-based compensation expense	7.5	7.9
Deferred tax expense	1.1	26.9
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(77.8)	(17.0)
Other, net	(0.1)	(0.7)
Net cash provided by operating activities	$ 175.6	$ 169.3
Investing Activities
Purchases of property, plant & equipment	(160.4)	(100.7)
Proceeds from sale of property, plant & equipment	6.2	186.5
Payment for businesses acquired, net of acquired cash	(148.2)	0.0
Other, net	(0.1)	0.0
Net cash provided by (used for) investing activities	$ (302.5)	$ 85.8
Financing Activities
Proceeds from short-term debt	189.0	0.0
Payment of short-term debt	(89.0)	0.0
Payment of current maturities and long-term debt	(2.3)	(500.0)
Debt issuance and exchange costs	(0.7)	0.0
Payment of finance leases	(8.5)	(0.6)
Dividends paid	(53.2)	(49.1)
Share-based compensation, shares withheld for taxes	(17.1)	(12.1)
Other, net	0.2	(0.4)
Net cash provided by (used for) financing activities	$ 18.4	$ (562.2)
Net decrease in cash and cash equivalents and restricted cash	(108.5)	(307.1)
Cash and cash equivalents and restricted cash at beginning of year	241.5	1,198.0
Cash and cash equivalents and restricted cash at end of period	$ 133.0	$ 890.9
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the statements.

notes to condensed consolidated financial statements

Note 1: summary of significant accounting policies

NATURE OF OPERATIONS

Vulcan Materials Company (the “Company,” “Vulcan,” “we,” “our”), a New Jersey corporation, is the nation’s largest supplier of construction aggregates (primarily crushed stone, sand and gravel), a major producer of asphalt mix and ready-mixed concrete, and a supplier of construction paving services.

We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve markets in twenty-two states, the U.S. Virgin Islands, Washington D.C., the Bahamas and the local markets surrounding our operations in British Columbia, Canada and Quintana Roo, Mexico. Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our Alabama, Arizona, California, Maryland, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, the U.S. Virgin Islands, Washington D.C. and the Bahamas markets.

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards, if any, as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, particularly in light of the uncertainty over the economic and operational impacts of the ongoing COVID-19 pandemic as construction activity continues to be impacted by capacity constraints (including supply chain bottlenecks, labor shortages and transportation availability) and cost inflation. Additionally, period-over-period comparisons are significantly impacted by our August 2021 acquisition of U.S. Concrete (see Note 16).

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after March 31, 2022, will be reflected in management’s estimates for future periods.

NONCONTROLLING INTEREST

In connection with our August 2021 U.S. Concrete acquisition, we obtained an 88% controlling interest in the Orca Sand and Gravel Limited Partnership (Orca). Orca was formed to develop the Orca quarry in British Columbia, Canada. The remaining 12% noncontrolling interest is held by the Namgis First Nation (Namgis). Noncontrolling interest consists of the Namgis’ share of the fair value equity in the partnership offset by capital contributions loaned to the Namgis by us. Our consolidated financial statements recognize the full fair value of all of the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended
	March 31
in millions	2022	2021
Discontinued Operations
Pretax loss	$ (2.4)	$ (1.4)
Income tax benefit	0.6	0.3
Loss on discontinued operations,
net of tax	$ (1.8)	$ (1.1)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in millions	2022	2021
Weighted-average common shares
outstanding	133.0	132.7
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.3	0.3
Other stock compensation awards	0.3	0.4
Weighted-average common shares
outstanding, assuming dilution	133.6	133.4

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

	Three Months Ended
	March 31
in millions	2022	2021
Antidilutive common stock equivalents	0.1	0.1

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

		March 31	December 31	March 31
dollars in millions	Classification on the Balance Sheet	2022	2021	2021
Assets
Operating lease ROU assets		$ 768.1	$ 771.1	$ 488.6
Accumulated amortization		(88.4)	(79.7)	(67.0)
Operating leases, net	Operating lease right-of-use assets, net	679.7	691.4	421.6
Finance lease assets		128.6	129.2	10.6
Accumulated amortization		(12.8)	(8.8)	(2.2)
Finance leases, net	Property, plant & equipment, net	115.8	120.4	8.4
Total lease assets		$ 795.5	$ 811.8	$ 430.0
Liabilities
Current
Operating	Other current liabilities	$ 50.2	$ 49.2	$ 38.1
Finance	Other current liabilities	33.4	35.4	2.7
Noncurrent
Operating	Noncurrent operating lease liabilities	631.7	642.5	397.3
Finance	Other noncurrent liabilities	55.2	60.5	5.7
Total lease liabilities		$ 770.5	$ 787.6	$ 443.8
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		20.7	21.0	9.2
Finance leases		3.2	3.3	4.0
Weighted-average discount rate
Operating leases		3.8%	3.8%	3.3%
Finance leases		1.4%	1.3%	1.3%

The increases from March 31, 2021 in ROU assets and liabilities presented above primarily relate to the acquisition of U.S. Concrete (see Note 16 for additional information). Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material. We have not sought or been granted any material lease concessions as a result of the COVID-19 pandemic.

The components of lease expense are as follows:

	Three Months Ended
	March 31
in millions	2022	2021
Lease Cost
Finance lease cost
Amortization of right-of-use assets	$ 4.4	$ 0.6
Interest on lease liabilities	0.3	0.0
Operating lease cost	23.0	15.3
Short-term lease cost [1]	10.3	5.1
Variable lease cost	1.8	2.7
Sublease income	(0.8)	(0.8)
Total lease cost	$ 39.0	$ 22.9

[1]	Our short-term lease cost includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $20.9 million and $14.5 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for finance leases was $8.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

In the first quarter of 2022, we recorded income tax expense from continuing operations of $18.7 million compared to $60.6 million in the first quarter of 2021. The decrease in tax expense was primarily related to a decrease in pretax earnings in 2022 and an increase in the Alabama net operating loss (NOL) valuation allowance in 2021.

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

We recognize deferred tax assets and liabilities (which reflect our best assessment of the future taxes we will pay) based on the differences between the book basis and tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns while deferred tax liabilities represent items that will result in additional tax in future tax returns. A summary of our deferred tax assets and liabilities is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Each quarter, we analyze the likelihood that our deferred tax assets will be realized. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. We project Alabama NOL carryforward deferred tax assets at December 31, 2022 of $61.4 million against which we have a valuation allowance of $42.9 million (after considering the ABC Act). Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

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

Our segment total revenues by geographic market (excluding the U.S. Concrete acquisition which is only presented by segment) for the three month periods ended March 31, 2022 and 2021 are disaggregated as follows:

	Three Months Ended March 31, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 255.5	$ 21.3	$ 58.1	$ 0.0	$ 334.9
Gulf Coast	629.4	36.5	18.6	1.9	686.4
West	152.1	109.3	14.3	0.0	275.7
U.S. Concrete	84.2	0.0	269.5	0.0	353.7
Segment sales	$ 1,121.2	$ 167.1	$ 360.5	$ 1.9	$ 1,650.7
Intersegment sales	(110.0)	0.0	0.0	0.0	(110.0)
Total revenues	$ 1,011.2	$ 167.1	$ 360.5	$ 1.9	$ 1,540.7

	Three Months Ended March 31, 2021
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 243.3	$ 17.4	$ 55.1	$ 0.0	$ 315.8
Gulf Coast	518.9	41.4	17.4	2.1	579.8
West	132.7	88.4	8.8	0.0	229.9
Segment sales	$ 894.9	$ 147.2	$ 81.3	$ 2.1	$ 1,125.5
Intersegment sales	(57.2)	0.0	0.0	0.0	(57.2)
Total revenues	$ 837.7	$ 147.2	$ 81.3	$ 2.1	$ 1,068.3

[1]	The geographic markets are defined by states/countries as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Quintana Roo (Mexico), South Carolina and Texas

West market — Arizona, California and New Mexico

U.S. Concrete — British Columbia (Canada), California, Hawaii, New Jersey, New York, Oklahoma, Pennsylvania, Texas, the U.S. Virgin Islands and Washington D.C.

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $39.0 million (2.5% of total revenues) and $41.2 million (3.9% of total revenues) for the three months ended March 31, 2022 and 2021, respectively.

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

Freight & delivery generally represents pass-through transportation costs we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers and are accounted for as a fulfillment activity. Likewise, the costs related to freight & delivery are included in cost of revenues.

Freight & delivery revenues are as follows:

	Three Months Ended
	March 31
in millions	2022	2021
Freight & Delivery Revenues
Total revenues	$ 1,540.7	$ 1,068.3
Freight & delivery revenues [1]	(209.1)	(163.4)
Total revenues excluding freight & delivery	$ 1,331.6	$ 904.9

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended
	March 31
in millions	2022	2021
Deferred Revenue
Balance at beginning of year	$ 170.1	$ 178.0
Revenue recognized from deferred revenue	(2.0)	(1.7)
Balance at end of period	$ 168.1	$ 176.3

Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the 12-month period ending March 31, 2023 (reflected in other current liabilities in our March 31, 2022 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	March 31	December 31	March 31
in millions	2022	2021	2021
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 30.8	$ 34.7	$ 28.6
Total	$ 30.8	$ 34.7	$ 28.6

Level 2 Fair Value
	March 31	December 31	March 31
in millions	2022	2021	2021
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1.1	$ 0.6	$ 0.3
Total	$ 1.1	$ 0.6	$ 0.3

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

Net gains (losses) of the Rabbi Trusts’ investments were $(1.1) million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at March 31, 2022 and 2021 were $(1.3) million and $1.6 million, respectively.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended
	Location on	March 31
in millions	Statement	2022	2021
Cash Flow Hedges
	Interest
Loss reclassified from AOCI	expense	$ (0.5)	$ (0.5)

For the 12-month period ending March 31, 2023, we estimate that $2.1 million of the $22.1 million net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	March 31	December 31	March 31
in millions	Interest Rates	2022	2021	2021
Short-term Debt
Bank line of credit expires 2026 [1]	1.125%	$ 100.0	$ 0.0	$ 0.0
Total short-term debt		$ 100.0	$ 0.0	$ 0.0
Long-term Debt
Bank line of credit expires 2026 [1]		$ 0.0	$ 0.0	$ 0.0
Delayed draw term loan expires 2026	1.38%	1,100.0	1,100.0	0.0
8.85% notes due 2021		0.0	0.0	6.0
4.50% notes due 2025	4.65%	400.0	400.0	400.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	2.33%	7.1	9.5	11.3
Total long-term debt - face value		$ 3,947.2	$ 3,949.6	$ 2,857.4
Unamortized discounts and debt issuance costs		(68.8)	(69.6)	(69.1)
Total long-term debt - book value		$ 3,878.4	$ 3,880.0	$ 2,788.3
Less current maturities		3.9	5.2	15.4
Total long-term debt - reported value		$ 3,874.5	$ 3,874.8	$ 2,772.9
Estimated fair value of long-term debt		$ 4,090.3	$ 4,418.5	$ 3,219.8

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1.3 million and $1.1 million of net interest expense for these items for the three months ended March 31, 2022 and 2021, respectively.

BRIDGE FACILITY, DELAYED DRAW TERM LOAN AND LINE OF CREDIT

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan with a subset of the banks that provide our line of credit and terminated the bridge facility commitment. The delayed draw term loan was drawn in August 2021 for $1,600.0 million upon the acquisition of U.S. Concrete and was paid down to $1,100.0 million in September 2021 (amounts repaid are no longer available for borrowing). In March 2022, the delayed draw term loan was amended to extend the maturity date from August 2024 to August 2026. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of March 31, 2022, we were in compliance with the delayed draw term loan covenants.

Financing costs for the bridge facility commitment and the delayed draw term loan totaled $13.3 million, $9.4 million of which was recognized as interest expense in the second quarter of 2021. Borrowings on the delayed draw term loan bear interest, at our option, at either the Secured Overnight Financing Rate (SOFR) plus a margin ranging from 0.850% to 1.350%, or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.250%. The margins are determined by our credit ratings. As of March 31, 2022, the margin for SOFR borrowings was 0.975% and the margin for base rate borrowings was 0.000%.

Our unsecured $1,000.0 million line of credit was amended in March 2022 to extend the maturity date from September 2025 to September 2026. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of March 31, 2022, we were in compliance with the line of credit covenants.

Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin ranging from 1.100% to 1.725%, or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.625%. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of March 31, 2022, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

As of March 31, 2022, our available borrowing capacity under the line of credit was $830.4 million. Utilization of the borrowing capacity was as follows:

▪$100.0 million was borrowed

▪$69.6 million was used to provide support for outstanding standby letters of credit

TERM DEBT

Essentially all of our $3,947.2 million (face value) of term debt (which includes the $1,100.0 million delayed draw term loan) is unsecured. $2,840.2 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. As of March 31, 2022, we were in compliance with all term debt covenants.

In August 2021, we assumed $434.5 million (fair value) of senior notes due 2029 in connection with the acquisition of U.S. Concrete and retired these notes in September 2021.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. Except for $24.9 million of risk management letters of credit that expire in July 2022, our standby letters of credit are issued by banks that participate in our $1,000.0 million line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2022 are summarized by purpose in the table below:

in millions
Standby Letters of Credit
Risk management insurance	$ 86.0
Reclamation/restoration requirements	8.5
Total	$ 94.5

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As stated in Note 2, our lease liabilities totaled $770.5 million as of March 31, 2022.

As summarized by purpose in Note 7, our standby letters of credit totaled $94.5 million as of March 31, 2022.

As described in Note 9, our asset retirement obligations totaled $319.7 million as of March 31, 2022.

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

	March 31	December 31	March 31
in millions	2022	2021	2021
Accrued Environmental Remediation Costs
Continuing operations	$ 23.1	$ 23.2	$ 25.5
Retained from former Chemicals business	10.7	10.7	11.0
Total	$ 33.8	$ 33.9	$ 36.5

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

In August 2017, the EPA informed certain members of the CPG, including Vulcan and others, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy identified in the ROD. This voluntary allocation process established an impartial third-party expert recommendation for use by the government and the participants as the basis of possible settlements, including settlements related to future remediation actions. The final allocation recommendations, which are subject to confidentiality provisions, were submitted to the EPA for its review and consideration in late December 2020. Certain PRPs, including Vulcan, thereafter received a joint confidential settlement demand from the EPA/Department of Justice (DOJ). In early February 2022, Vulcan and certain of the other PRPs that received the joint confidential settlement demand (the Settling Defendants) reached an agreement in principle with the EPA/DOJ. The Settling Defendants and the governmental agencies intend to negotiate a consent decree. If the consent decree is approved by the court, Vulcan’s portion of the settlement would be within the immaterial loss recorded for this matter in 2015.

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

A hearing on the merits took place in July 2021, and we expect that the NAFTA arbitration tribunal will issue a decision in the second half of 2022. While we await the final resolution from the tribunal, we have continued to engage with government officials to pursue an amicable resolution of the dispute. The Mexican government’s taking of any measures that force us to cease or that otherwise impede our operations in Mexico would have an adverse effect on our ability to supply customers.

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

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended
	March 31
in millions	2022	2021
ARO Operating Costs
Accretion	$ 3.5	$ 3.2
Depreciation	2.4	2.7
Total	$ 5.9	$ 5.9

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in millions	2022	2021
Asset Retirement Obligations
Balance at beginning of year	$ 315.2	$ 283.2
Liabilities incurred	2.3	0.9
Liabilities settled	(1.3)	(2.7)
Accretion expense	3.5	3.2
Revisions, net	0.0	0.8
Balance at end of period	$ 319.7	$ 285.4

The increase in ARO liabilities from March 31, 2021 to March 31, 2022 primarily relate to those assumed in the acquisition of U.S. Concrete (see Note 16).

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

During October 2021, we purchased (using pension plan assets) an irrevocable group annuity contract (pension lift-out) from an insurance company to transfer approximately 10% of the total projected benefit obligation as of the purchase date. As a result of this transaction: 1) we incurred a settlement charge of $12.1 million, 2) we were relieved of all responsibility for these pension obligations, and 3) the insurance company is now required to pay and administer the retirement benefits owed to 2,764 U.S. retirees and beneficiaries (representing approximately 50% of retirees currently in payment status), with no change to the amount, timing or form of retirement benefit payments.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in millions	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$ 1.0	$ 1.2
Interest cost	5.3	4.9
Expected return on plan assets	(7.5)	(11.4)
Amortization of prior service cost	0.4	0.3
Amortization of actuarial loss	1.1	2.2
Net periodic pension benefit cost (credit)	$ 0.3	$ (2.8)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1.5	$ 2.5

The contributions to pension plans for the three months ended March 31, 2022 and 2021, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

POSTRETIREMENT PLANS

In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. In 2021, we amended our postretirement healthcare plan to increase our employer contribution rate from the previously capped level (established in 2015) to a higher level effective 2022. This will serve as a cost reduction for retirees in 2022 that will carry forward as we use this new benchmark for future employer contributions. Substantially all our salaried employees and, where applicable, certain of our hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, Company-provided healthcare benefits end when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65, whichever occurs first.

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in millions	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$ 0.6	$ 0.3
Interest cost	0.2	0.1
Amortization of prior service credit	(0.1)	(0.5)
Amortization of actuarial gain	(0.3)	(0.4)
Net periodic postretirement benefit cost (credit)	$ 0.4	$ (0.5)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (0.4)	$ (0.9)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor five defined contribution plans including three plans related to the U.S. Concrete acquisition. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $15.8 million and $22.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in millions	2022	2021	2021
AOCI
Interest rate hedges	$ (22.1)	$ (22.5)	$ (23.6)
Pension and postretirement plans	(129.5)	(130.2)	(156.1)
Total	$ (151.6)	$ (152.7)	$ (179.7)

Changes in AOCI, net of tax, for the three months ended March 31, 2022 are as follows:

		Pension and
	Interest Rate	Postretirement
in millions	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2021	$ (22.5)	$ (130.2)	$ (152.7)
Amounts reclassified from AOCI	0.4	0.7	1.1
Net current period OCI changes	0.4	0.7	1.1
Balances as of March 31, 2022	$ (22.1)	$ (129.5)	$ (151.6)

Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended
	March 31
in millions	2022	2021
Amortization of Interest Rate Hedge Losses
Interest expense	$ 0.5	$ 0.5
Benefit from income taxes	(0.1)	(0.1)
Total	$ 0.4	$ 0.4
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1.0	$ 1.7
Benefit from income taxes	(0.3)	(0.5)
Total	$ 0.7	$ 1.2
Total reclassifications from AOCI to earnings	$ 1.1	$ 1.6

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

There were no shares held in treasury as of March 31, 2022, December 31, 2021 and March 31, 2021.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in millions, except average cost	2022	2021	2021
Shares Purchased and Retired
Number	0.0	0.0	0.0
Total purchase price	$ 0.0	$ 0.0	$ 0.0
Average cost per share	$ 0.00	$ 0.00	$ 0.00

As of March 31, 2022, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended
	March 31
in millions, except per share data	2022	2021
Total Shareholders' Equity
Balance at beginning of year	$ 6,545.0	$ 6,027.3
Net earnings attributable to Vulcan	91.8	160.6
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(16.9)	(12.0)
Share-based compensation expense	7.5	7.9
Cash dividends on common stock
($0.40/$0.37 per share, respectively)	(53.2)	(49.1)
Other comprehensive income	1.1	1.6
Balance at end of period	$ 6,575.3	$ 6,136.3
Noncontrolling Interest
Balance at beginning of year	$ 22.7	$ 0.0
Earnings (loss) attributable to noncontrolling interest	0.3	0.0
Balance at end of period	$ 23.0	$ 0.0
Total Equity
Balance at end of period	$ 6,598.3	$ 6,136.3

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

segment financial disclosure

	Three Months Ended
	March 31
in millions	2022	2021
Total Revenues
Aggregates [1]	$ 1,121.2	$ 894.9
Asphalt [2]	167.1	147.2
Concrete	360.5	81.3
Calcium	1.9	2.1
Segment sales	$ 1,650.7	$ 1,125.5
Aggregates intersegment sales	(110.0)	(57.2)
Total revenues	$ 1,540.7	$ 1,068.3
Gross Profit
Aggregates	$ 242.8	$ 223.6
Asphalt	(2.9)	(3.0)
Concrete	28.2	7.8
Calcium	0.7	0.9
Total	$ 268.8	$ 229.3
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 103.6	$ 80.8
Asphalt	8.6	9.1
Concrete	21.1	4.0
Calcium	0.0	0.0
Other	7.7	6.5
Total	$ 141.0	$ 100.4
Identifiable Assets [3,4]
Aggregates	$ 11,271.1	$ 9,438.4
Asphalt	588.7	564.0
Concrete	1,622.0	307.7
Calcium	3.8	3.4
Total identifiable assets	$ 13,485.6	$ 10,313.5
General corporate assets	242.2	128.4
Cash and cash equivalents and restricted cash	133.0	890.9
Total assets	$ 13,860.8	$ 11,332.8

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

[4]	The increases in Aggregates, Concrete and General corporate Identifiable Assets are largely attributable to the August 2021 U.S. Concrete acquisition (see Note 16).

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2022	2021
Cash Payments (Refunds)
Interest (exclusive of amount capitalized)	$ 15.0	$ 13.2
Income taxes	(6.3)	0.2
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 41.0	$ 24.8
Recognition of new and revised asset retirement obligations [1]	2.3	1.7
Recognition of new and revised lease obligations for [1]
Operating leases	3.3	10.1
Finance leases	1.2	2.8
Amounts referable to business acquisitions
Other liabilities assumed	2.5	0.0
Consideration payable to seller	45.3	0.0

[1]	Excludes amounts acquired in business acquisitions.

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the three month periods ended March 31, 2022 and 2021. Accumulated goodwill impairment losses amount to $252.7 million (year 2008) in our former Cement segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2021 to March 31, 2022 are shown below:

in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2021	$ 3,316.6	$ 91.6	$ 288.5	$ 0.0	$ 3,696.7
Goodwill of acquired businesses [1]	0.0	0.0	12.5	0.0	12.5
Totals at March 31, 2022	$ 3,316.6	$ 91.6	$ 301.0	$ 0.0	$ 3,709.2

[1]	See Note 16 for acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2022 BUSINESS ACQUISITIONS — During the first quarter of 2022, we purchased the following operations for total consideration of $193.5 million:

▪Texas — five aggregates facilities (includes three production stage properties, one development stage property and one sales yard)

The 2022 acquisitions listed above are reported in our consolidated financial statements as of their respective acquisition dates. None of these acquisitions were material to our results of operations or financial position either individually or collectively. The fair value of consideration transferred for these 2022 acquisitions and the preliminary amounts (pending final appraisals of intangible assets and property, plant & equipment and related deferred taxes) of assets acquired and liabilities assumed are summarized below:

March 31
in millions	2022
Fair Value of Purchase Consideration
Cash	$ 148.2
Payable to seller	45.3
Total fair value of purchase consideration	$ 193.5
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 4.5
Inventories	4.5
Property, plant & equipment	178.5
Intangible assets
Contractual rights in place	9.0
Liabilities assumed	(3.0)
Net identifiable assets acquired	$ 193.5
Goodwill	$ 0.0

As a result of the 2022 acquisitions, we recognized $9.0 million of amortizable intangible assets and no goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average 7.1 years and $9.0 million will be deductible for income tax purposes over 15 years.

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

▪Oklahoma — aggregates and concrete operations

▪Pennsylvania — concrete operations

▪Texas — aggregates and concrete operations

▪U.S. Virgin Islands — aggregates and concrete operations

▪Washington, D.C. — concrete operations

The unaudited pro forma financial information in the table below summarizes the results of operations for Vulcan and U.S. Concrete as if they were combined as of January 1, 2020. The pro forma financial information does not reflect any cost savings, operating efficiencies or synergies as a result of this combination. Consistent with the assumed acquisition date of January 1, 2020, the pro forma information excludes transactions between Vulcan and U.S. Concrete. The following pro forma information also includes 1) charges directly attributable to the acquisition, 2) cost of sales related to the sale of acquired inventory marked up to fair value, 3) depreciation, depletion, amortization & accretion expense related to the mark up to fair value of acquired assets and 4) interest expense and debt retirement costs reflecting the new debt structure:

Three Months Ended
March 31
in millions	2021
Supplemental Pro Forma Results
Total revenues	$ 1,345.5
Net earnings attributable to Vulcan	$ 149.4

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

The fair value of consideration transferred for the U.S. Concrete acquisition and the preliminary amounts (pending final appraisals of intangible assets and property, plant & equipment and related deferred taxes) of assets acquired and liabilities assumed are summarized below:

March 31
in millions	2022
Fair Value of Purchase Consideration
Cash [1]	$ 1,634.5
Total fair value of purchase consideration	$ 1,634.5
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 237.8
Inventories	80.6
Other current assets	8.6
Property, plant & equipment	1,086.2
Operating lease right-of-use assets	216.4
Intangible assets
Contractual rights in place	622.6
Other intangibles	60.3
Other noncurrent assets	5.3
Deferred income taxes, net	(223.1)
Debt assumed	(443.7)
Other liabilities assumed	(531.3)
Noncontrolling interest	(22.3)
Net identifiable assets acquired	$ 1,097.4
Goodwill	$ 537.1

[1]

Includes $1,268.5 million paid to acquire all issued and outstanding shares of U.S. Concrete common stock and $384.4 million of U.S. Concrete obligations paid on the acquisition date, less $18.4 million of cash acquired.

Additionally, during 2021, we purchased concrete operations in California for total consideration of $4.9 million.

As a collective result of the 2021 acquisitions, we recognized $685.5 million of amortizable intangible assets and $537.1 million of goodwill (including an increase of $12.5 million from December 31, 2021). The amortizable intangible assets will be amortized against earnings over a weighted-average period in excess of 15 years. The $537.1 million of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired and synergies expected to be realized from acquiring an established business with assets that have been assembled over a long period of time — the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $115.6 million will be deductible for income tax purposes.

DIVESTITURES AND PENDING DIVESTITURES

We had no significant divestitures through the three months ended March 31, 2022.

In 2021, we sold:

▪First quarter — a reclaimed quarry in Southern California resulting in a pretax gain of $114.7 million (net of a $12.9 million contingency and other directly related obligations)

No material assets met the criteria for held for sale at March 31, 2022, December 31, 2021 or March 31, 2021.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

None

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

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate attractive financial returns and enhance financial returns in our core Aggregates segment. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our Alabama, Arizona, California, Maryland, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, the U.S. Virgin Islands, Washington D.C. and the Bahamas markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our operations.

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

EXECUTIVE SUMMARY

Financial highlights for FIRST Quarter 2022

Compared to first quarter of 2021:

▪Total revenues increased $472.4 million, or 44%, to $1,540.7 million

▪Gross profit increased $39.5 million, or 17.2%, to $268.8 million

▪Aggregates segment sales increased $226.3 million, or 25%, to $1,121.2 million

▪Aggregates segment freight-adjusted revenues increased $141.5 million, or 21%, to $822.7 million

▪Shipments increased 14%, or 6.6 million tons, to 53.0 million tons

▪Same-store shipments increased 7%, or 3.4 million tons, to 49.9 million tons

▪Freight-adjusted sales price increased 5.8%, or $0.85 per ton to $15.52

▪Same-store freight-adjusted sales price increased 6.3%, or $0.93 per ton to $15.60

▪Aggregates segment gross profit increased $19.2 million, or 9%, to $242.8 million

▪Unit profitability (as measured by gross profit per ton) decreased 5.0% to $4.58 per ton

▪Same-store unit profitability (as measured by gross profit per ton) increased 3.5% to $4.99 per ton.

▪Asphalt, Concrete and Calcium segment gross profit increased $20.3 million, or 356%, to $26.0 million, collectively

▪Selling, administrative and general (SAG) expenses increased $30.4 million but decreased 0.6 percentage points (60 basis points) as a percentage of total revenues

▪Operating earnings decreased $102.5 million, or 41%, to $147.0 million

▪Gain on sale of property, plant & equipment and businesses was down $114.6 million to $2.6 million

▪Earnings attributable to Vulcan from continuing operations were $0.70 per diluted share compared to $1.21 per diluted share

▪Adjusted earnings attributable to Vulcan from continuing operations were $0.73 per diluted share, compared to $0.69 per diluted share

▪Net earnings attributable to Vulcan were $91.8 million, a decrease of $68.8 million, or 43%

▪Adjusted EBITDA was $293.9 million, an increase of $49.6 million, or 20%

▪Returned capital to shareholders via dividends ($53.2 million @ $0.40 per share versus $49.1 million @ $0.37 per share)

Consistent with our expectations, we delivered strong year-over-year earnings growth in the first quarter. Our teams executed well, despite macro environment challenges that included accelerating inflation, volatility in the energy markets, and ongoing disruptions in supply chains. We remain focused on executing our four strategic disciplines (operational excellence, commercial excellence, logistics innovation and strategic sourcing) to control what we can control and to dampen the headwinds of things outside of our control.

We remain confident in our full-year outlook and our ability to deliver strong earnings growth in 2022. Through robust growth in aggregates pricing and a relentless focus on operational excellence, we can continue to expand unit profitability, despite the macro challenges. In our asphalt business, pricing efforts mitigated higher liquid asphalt costs in the first quarter and we remain focused on expanding our gross profit margins. In concrete, improvement in private nonresidential construction activity and a favorable pricing environment support earnings growth in 2022. We remain confident in our prospects for the year, particularly with respect to demand visibility, pricing opportunities, and cost reduction initiatives.

Capital expenditures in the first quarter were $122.7 million, including $34.4 million for growth projects. In 2022, we expect to spend $600 million to $650 million on capital expenditures. Full year capital expenditures include spending for U.S. Concrete operations (acquired in August 2021) as well as spending for projects put on hold in 2020 due to the pandemic. We will continue to review our plans and will adjust as needed, while being thoughtful about preserving liquidity. During the quarter, we completed acquisitions of aggregates businesses in Texas.

As of March 31, 2022, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 2.7 times (2.6 times on a net debt basis). We remain committed to our stated long-term target leverage range of 2.0 to 2.5 times total debt to trailing-twelve months Adjusted EBITDA.

Interest expense, net of interest income, was $35.9 million in the first quarter compared with $33.1 million in the prior year.

On a trailing-twelve months basis, return on invested capital was 14.0%. We are focused on driving further improvement through solid operating earnings growth coupled with disciplined capital management.

OUTLOOK

We reiterate our full-year Adjusted EBITDA range of $1.72 to $1.82 billion. In the first quarter, we capitalized on the considerable momentum in our business, growing Adjusted EBITDA by 20%, and we are on our way to delivering double-digit earnings growth again in 2022. Our markets are positioned to continue to outperform other parts of the country, and our industry-leading aggregates focus will continue to drive substantial value. Growing our aggregates unit profitability consistently during the last two years of pandemic-related disruptions demonstrates the resiliency of our business and our ability to capitalize on any changes in the macro environment. We expect the favorable pricing dynamics and strong execution to lead to attractive growth in aggregates unit profitability in 2022 and beyond.

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

	Three Months Ended
	March 31
in millions, except unit and per unit data	2022	2021
Total revenues	$ 1,540.7	$ 1,068.3
Cost of revenues	1,271.9	839.0
Gross profit	$ 268.8	$ 229.3
Gross profit margin	17.4%	21.5%
Selling, administrative and general (SAG)	$ 119.0	$ 88.6
SAG as a percentage of total revenues	7.7%	8.3%
Gain on sale of property, plant &
equipment and businesses	$ 2.6	$ 117.2
Operating earnings	$ 147.0	$ 249.5
Interest expense, net	$ 35.9	$ 33.1
Earnings from continuing operations
before income taxes	$ 112.6	$ 222.3
Income tax expense	$ 18.7	$ 60.6
Effective tax rate from continuing operations	16.6%	27.3%
Earnings from continuing operations	$ 93.9	$ 161.7
Loss on discontinued operations,
net of income taxes	(1.8)	(1.1)
(Earnings) loss attributable to noncontrolling interest	(0.3)	0.0
Net earnings attributable to Vulcan	$ 91.8	$ 160.6
Diluted earnings (loss) per share attributable
to Vulcan
Continuing operations	$ 0.70	$ 1.21
Discontinued operations	(0.01)	(0.01)
Diluted net earnings per share attributable to Vulcan	$ 0.69	$ 1.20
EBITDA [1]	$ 289.3	$ 355.8
Adjusted EBITDA [1]	$ 293.9	$ 244.3
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	53,020	46,437
Freight-adjusted sales price	$ 15.52	$ 14.67
Asphalt Mix
Tons (thousands)	2,322	2,217
Average sales price	$ 64.06	$ 56.78
Ready-mixed concrete
Cubic yards (thousands)	2,500	613
Average sales price	$ 143.81	$ 131.52
Calcium
Tons (thousands)	54	75
Average sales price	$ 34.67	$ 27.64

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

FIRST quarter 2022 Compared to FIRST Quarter 2021

First quarter 2022 total revenues were $1,540.7 million, up 44% from the first quarter of 2021. Shipments increased in aggregates (+14%), asphalt mix (+5%) and ready-mixed concrete (+308%). Likewise, gross profit increased in the Aggregates (+$19.2 million or 9%) and Concrete (+$20.4 million or +264%) segments but remained essentially flat in the Asphalt segment. A 62% increase in the unit cost of diesel fuel increased costs by $20.8 million from the prior year’s first quarter with most ($16.7 million) of this cost increase reflected in the Aggregates segment.

Net earnings attributable to Vulcan for the first quarter of 2022 were $91.8 million, or $0.69 per diluted share, compared to $160.6 million, or $1.20 per diluted share, in the first quarter of 2021. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the first quarter of 2022 include:

▪pretax charges of $0.3 million associated with divested operations

▪pretax charges of $2.5 million associated with non-routine business development

▪pretax charges of $1.8 million for managerial restructuring (related to U.S. Concrete)

Net earnings attributable to Vulcan for the first quarter of 2021 include:

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

▪pretax net gain of $114.7 million related to the sale of a reclaimed quarry in Southern California

▪pretax charges of $0.3 million associated with divested operations

▪pretax charges of $0.4 million associated with non-routine business development

▪pretax charges of $2.5 million for COVID-19 pandemic direct incremental costs

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $0.73 per diluted share for the first quarter of 2022 compared to $0.69 per diluted share in the first quarter of 2021.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2022 versus the first quarter of 2021 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2021	$ 222.3
Higher aggregates gross profit	19.2
Higher asphalt gross profit	0.1
Higher concrete gross profit	20.4
Lower calcium gross profit	(0.2)
Higher selling, administrative and general expenses	(30.4)
Lower gain on sale of property, plant & equipment and businesses	(114.6)
Higher interest expense, net	(2.8)
All other	(1.4)
First quarter 2022	$ 112.6

First quarter Aggregates segment sales increased 25%, while gross profit increased $19.2 million, or 9%, to $242.8 million ($4.58 per ton). These first quarter results included a $2.4 million unfavorable impact from selling acquired inventory after its markup to fair value and a $16.7 million unfavorable impact from significantly higher (62%) diesel fuel costs. Cash gross profit per ton was $6.53 in the quarter. Excluding the impact of higher diesel fuel costs and the impact of selling acquired inventory after its markup to fair value, cash gross profit per ton increased 5% to $6.90 per ton.

Total aggregates shipments were 53.0 million tons versus 46.4 million in last year’s first quarter, an increase of 14%. Same-store aggregates shipments increased 7%. The increased volume reflected construction activity consistent with our expectations as well as the benefit of more typical weather in certain markets. Shipments in the prior year’s first quarter were impacted by severe winter weather conditions in February. As a result, daily shipping rates in February of the current year were sharply higher while daily shipping rates in March (the start of construction activity in many of our markets) were consistent with the full-year expectations.

Growth in average selling prices continues to accelerate as a result of improvement in demand visibility and increasing inflationary pressures. In the first quarter, freight-adjusted pricing increased 5.8% over the prior year, or $0.85 per ton (mix adjusted pricing increased 6.9%). The growth was widespread across geographies.

Solid operational execution helped mitigate higher year-over-year costs for diesel fuel and for certain parts and supplies. Freight-adjusted unit cash cost of sales increased 11%, or $0.88 per ton, as compared to the prior year’s first quarter. Excluding the impact of higher diesel fuel costs and the impact of selling acquired inventory after its markup to fair value, cash costs of sales increased 6%, or $0.51 per ton. On a trailing-twelve months basis, freight-adjusted cash costs per ton were 5% higher versus the comparable twelve months period.

Overall, non-aggregates segments gross profit of $26.0 million was $20.3 million higher than the prior year’s first quarter.

Asphalt segment gross profit was a loss of $2.9 million. Despite higher costs for liquid asphalt and natural gas in the first quarter of 2022, results were in line with the prior year. The average cost of liquid asphalt was 33% higher ($14.2 million) than the prior year’s first quarter when liquid prices were favorable to segment gross profit. Average selling prices for asphalt mix increased 12.8%, or $7.28 per ton, versus the prior year’s first quarter as pricing actions initiated in the second half of last year continued to gain traction. Strong price growth helped maintain material margins (selling price less cost of raw materials) despite the significant year-over-year increase in liquid asphalt. Asphalt volumes increased 5% overall driven by growth in Arizona, California and Tennessee.

Concrete segment gross profit was $28.2 million for the first quarter compared to $7.8 million in the prior year. Segment results benefited mostly from the contribution of the U.S. Concrete operations but also from growth in shipments and price in our legacy operations. Material margins improved as higher selling prices helped offset higher raw materials costs, including aggregates supplied by us. Segment results were negatively impacted by higher diesel prices and the availability of truck drivers in certain markets.

Calcium segment gross profit of $0.7 million was $0.2 million lower than the prior year quarter.

SAG expenses were $119.0 million in the quarter, or 7.7% of total revenues, and included overhead expenses associated with U.S. Concrete that were not in the prior year’s quarter. Additionally, increased routine business development activities and more normalized travel expenses, due in part to integration activities, contributed to the year-over-year increase. Trailing-twelve months SAG expenses were 7.4% of total revenues, in line with the prior year.

The prior year’s first quarter included the sale of a reclaimed quarry in Southern California. The transaction resulted in a pretax gain on sale of property, plant & equipment and businesses of $114.7 million, or $0.64 per diluted share. We remain focused on efforts to maximize the value of our portfolio of quarry operations as it moves through the land management life cycle.

Other operating expense, which has an approximate run-rate of $12.0 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$5.4 million in first quarter 2022 — includes discrete items as follows:

▪$0.3 million of charges associated with divested operations

▪$0.1 million of non-routine business development charges (excludes items included in cost of goods sold)

▪$1.8 million for managerial restructuring (related to U. S. Concrete)

▪$8.4 million in first quarter 2021 — includes discrete items as follows:

▪$0.3 million of charges associated with divested operations

▪$0.4 million of non-routine business development charges

▪$2.5 million for COVID-19 pandemic direct incremental costs

Other nonoperating income, net was a net income of $1.5 million for the first quarter of 2022 and was unfavorable by $4.4 million from the first quarter of 2021.

Net interest expense was $35.9 million in the first quarter of 2022 compared to $33.1 million in the first quarter of 2021.

Income tax expense from continuing operations was $18.7 million in the first quarter of 2022 compared to $60.6 million in the first quarter of 2021. The decrease in tax expense was primarily related to a decrease in pretax earnings in 2022 and an increase in the valuation allowance against the Alabama net operating loss in 2021.

Earnings attributable to Vulcan from continuing operations were $0.70 per diluted share in the first quarter of 2022 compared to $1.21 per diluted share in the first quarter of 2021.

Discontinued Operations — First quarter pretax loss from discontinued operations was $2.4 million in 2022 compared with a pretax loss of $1.4 million in 2021. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended
	March 31
in millions, except per ton data	2022	2021
Aggregates segment
Segment sales	$ 1,121.2	$ 894.9
Less
Freight & delivery revenues [1]	272.4	197.2
Other revenues	26.1	16.5
Freight-adjusted revenues	$ 822.7	$ 681.2
Unit shipments - tons	53.0	46.4
Freight-adjusted sales price	$ 15.52	$ 14.67

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Aggregates segment incremental gross profit

Aggregates segment incremental gross profit flow-through rate is not a GAAP measure and represents the year-over-year change in gross profit divided by the year-over-year change in segment sales excluding freight & delivery (revenues and costs). This metric should not be considered as an alternative to metrics defined by GAAP. We evaluate this metric on a trailing-twelve months basis as quarterly gross profit flow-through rates can vary widely from quarter to quarter. We present this metric as it is consistent with the basis by which we review our operating results. We believe that this presentation is consistent with our competitors and meaningful to our investors as it excludes revenues associated with freight & delivery, which are pass-through activities. Reconciliation of this metric to its nearest GAAP measure is presented below:

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
dollars in millions	2022	2021	2022	2021
Aggregates segment
Gross profit	$ 242.8	$ 223.6	$ 1,314.8	$ 1,188.7
Segment sales	$ 1,121.2	$ 894.9	$ 4,571.3	$ 3,971.0
Gross profit margin	21.7%	25.0%	28.8%	29.9%
Incremental gross profit margin	8.5%		21.0%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
dollars in millions	2022	2021	2022	2021
Aggregates segment
Gross profit	$ 242.8	$ 223.6	$ 1,314.8	$ 1,188.7
Less: Contribution from acquisitions (same-store)	(6.0)	0.0	(13.0)	0.0
Same-store gross profit	$ 248.8	$ 223.6	$ 1,327.8	$ 1,188.7
Segment sales	$ 1,121.2	$ 894.9	$ 4,571.3	$ 3,971.0
Less: Freight & delivery revenues [1]	272.4	197.2	1,027.2	868.6
Segment sales excluding freight & delivery	$ 848.8	$ 697.7	$ 3,544.1	$ 3,102.4
Less: Contribution from acquisitions (same-store)	55.1	0.0	133.2	0.0
Same-store segment sales excluding freight & delivery	$ 793.7	$ 697.7	$ 3,410.9	$ 3,102.4
Gross profit margin excluding freight & delivery	28.6%	32.1%	37.1%	38.3%
Same-store gross profit margin excluding
freight & delivery	31.3%	32.1%	38.9%	38.3%
Incremental gross profit flow-through rate	12.7%		28.6%
Same-store incremental gross profit flow-through rate	26.2%		45.1%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended
	March 31
in millions, except per ton data	2022	2021
Aggregates segment
Gross profit	$ 242.8	$ 223.6
Depreciation, depletion, accretion and amortization	103.6	80.8
Aggregates segment cash gross profit	$ 346.4	$ 304.4
Unit shipments - tons	53.0	46.4
Aggregates segment gross profit per ton	$ 4.58	$ 4.82
Aggregates segment cash gross profit per ton	$ 6.53	$ 6.56
Aggregates segment (same-store)
Gross profit	$ 248.8
Depreciation, depletion, accretion and amortization	84.3
Aggregates segment (same-store) cash gross profit	$ 333.1
Unit shipments (same-store) - tons	49.9
Aggregates segment (same-store) gross profit per ton	$ 4.99
Aggregates segment (same-store) cash gross profit per ton	$ 6.68
Asphalt segment
Gross profit	$ (2.9)	$ (3.0)
Depreciation, depletion, accretion and amortization	8.6	9.1
Asphalt segment cash gross profit	$ 5.7	$ 6.1
Concrete segment
Gross profit	$ 28.2	$ 7.8
Depreciation, depletion, accretion and amortization	21.1	4.0
Concrete segment cash gross profit	$ 49.3	$ 11.8
Calcium segment
Gross profit	$ 0.7	$ 0.9
Depreciation, depletion, accretion and amortization	0.0	0.0
Calcium segment cash gross profit	$ 0.7	$ 0.9

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

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
in millions	2022	2021	2022	2021
Net earnings attributable to Vulcan	$ 91.8	$ 160.6	$ 602.0	$ 684.8
Income tax expense	18.7	60.6	158.2	204.3
Interest expense, net of interest income	35.9	33.1	150.5	136.7
Loss on discontinued operations, net of tax	1.8	1.1	4.0	4.8
Depreciation, depletion, accretion and amortization	141.0	100.4	503.6	401.7
EBITDA	$ 289.3	$ 355.8	$ 1,418.5	$ 1,432.3
Gain on sale of real estate and businesses, net	$ 0.0	$ (114.7)	$ 0.0	$ (114.7)
Charges associated with divested operations	0.3	0.3	1.5	7.3
Business development [1]	2.5	0.4	41.1	6.7
COVID-19 direct incremental costs	0.0	2.5	10.9	12.0
Pension settlement charge	0.0	0.0	12.1	22.7
Restructuring charges	1.8	0.0	16.8	0.5
Adjusted EBITDA	$ 293.9	$ 244.3	$ 1,501.0	$ 1,366.8

[1]	Represents non-routine charges or gains associated with acquisitions and dispositions.

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	March 31
in millions	2022	2021
Debt
Current maturities of long-term debt	$ 3.9	$ 15.4
Short-term debt	100.0	0.0
Long-term debt	3,874.5	2,772.9
Total debt	$ 3,978.4	$ 2,788.3
Less: Cash and cash equivalents and restricted cash	133.0	890.9
Net debt	$ 3,845.4	$ 1,897.4
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,501.0	$ 1,366.8
Total debt to TTM Adjusted EBITDA	2.7x	2.0x
Net debt to TTM Adjusted EBITDA	2.6x	1.4x

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

	Three Months Ended
	March 31
	2022	2021
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$ 0.69	$ 1.20
Less: Discontinued operations	(0.01)	(0.01)
Diluted EPS attributable to Vulcan from continuing
operations	$ 0.70	$ 1.21
Items included in Adjusted EBITDA above	$ 0.03	$ (0.62)
AL NOL carryforward valuation allowance	0.00	0.10
Adjusted diluted EPS attributable to Vulcan from
continuing operations	$ 0.73	$ 0.69

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

	Trailing-Twelve Months
	March 31
dollars in millions	2022	2021
Adjusted EBITDA	$ 1,501.0	$ 1,366.8
Average invested capital
Property, plant & equipment, net	$ 5,109.6	$ 4,383.4
Goodwill	3,485.0	3,171.1
Other intangible assets	1,507.7	1,108.7
Fixed and intangible assets	$ 10,102.3	$ 8,663.2
Current assets	$ 1,854.2	$ 1,968.5
Less: Cash and cash equivalents	474.0	822.2
Less: Current tax	32.3	17.1
Adjusted current assets	1,347.9	1,129.1
Current liabilities	740.8	839.6
Less: Current maturities of long-term debt	10.5	308.1
Less: Short-term debt	20.0	0.0
Adjusted current liabilities	710.3	531.5
Adjusted net working capital	$ 637.6	$ 597.6
Average invested capital	$ 10,739.9	$ 9,260.8
Return on invested capital	14.0%	14.8%

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

0

2022 Projected
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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our March 31, 2022 cash and cash equivalents and restricted cash balances of $133.0 million is $9.9 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Three Months Ended
	March 31
in millions	2022	2021
Net earnings	$ 92.1	$ 160.6
Depreciation, depletion, accretion and amortization (DDA&A)	141.0	100.4
Noncash operating lease expense	16.4	10.5
Net gain on sale of property, plant & equipment and businesses	(2.6)	(117.2)
Contributions to pension plans	(2.0)	(2.1)
Deferred tax expense	1.1	26.9
Other operating cash flows, net [1]	(70.4)	(9.8)
Net cash provided by operating activities	$ 175.6	$ 169.3

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $175.6 million during the three months ended March 31, 2022, a $6.3 million increase compared to the same period of 2021.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 44.8 days at March 31, 2022 compared to 40.1 days at March 31, 2021. Additionally, our over 90 day balance of $43.4 million at March 31, 2022 was up significantly from the $13.9 million at March 31, 2021. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

cash from investing activities

Net cash used for investing activities was $302.5 million during the first three months of 2022, a $388.3 million increase in cash used compared to cash provided of $85.8 million in the same period of 2021. During the first three months of 2022, we invested $160.4 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $100.7 million in the prior year period. Of this $160.4 million, $34.4 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities. In the first three months of 2022, proceeds from the sale of property, plant & equipment were down $180.3 million from the first three months of 2021. In 2021, we sold reclaimed real estate in Southern California for net cash proceeds of $182.3 million (see Note 16 to the condensed consolidated financial statements).

cash from financing activities

Net cash provided by financing activities in the first three months of 2022 was $18.4 million, compared to cash used of $562.2 million in the same period of 2021. The current year includes a $100.0 million net draw on our line of credit. The prior year includes cash paid to retire the $500.0 million floating rate notes due March 2021.

Additionally, capital returned to our shareholders increased by $4.1 million as a result of higher dividends ($0.40 per share compared to $0.37 per share).

debt

Certain debt measures are presented below:

	March 31	December 31	March 31
dollars in millions	2022	2021	2021
Debt
Current maturities of long-term debt	$ 3.9	$ 5.2	$ 15.4
Short-term debt	100.0	0.0	0.0
Long-term debt	3,874.5	3,874.8	2,772.9
Total debt	$ 3,978.4	$ 3,880.0	$ 2,788.3
Capital
Total debt	$ 3,978.4	$ 3,880.0	$ 2,788.3
Total equity	6,598.3	6,567.7	6,136.3
Total capital	$ 10,576.7	$ 10,447.7	$ 8,924.6
Total Debt as a Percentage of Total Capital	37.6%	37.1%	31.2%
Weighted-average Effective Interest Rates
Line of credit [1]	1.125%	1.125%	1.25%
Term debt	3.72%	3.68%	4.63%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	70.4%	72.1%	100.0%
Floating-rate debt	29.6%	27.9%	0.0%

[1]	Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

At March 31, 2022, total debt to trailing-twelve months Adjusted EBITDA was 2.7 times or 2.6 times on a net debt basis reflecting $133.0 million of cash on hand. Our weighted-average debt maturity was 11.6 years.

bridge facility, delayed draw term loan and line of credit

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan with a subset of the banks that provide our line of credit and terminated the bridge facility commitment. The delayed draw term loan was drawn in August 2021 for $1,600.0 million upon the acquisition of U.S. Concrete and was paid down to $1,100.0 million in September 2021 (amounts repaid are no longer available for borrowing). In March 2022, the delayed draw term loan was amended to extend the maturity date from August 2024 to August 2026. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of March 31, 2022, we were in compliance with the delayed draw term loan covenants. Borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. Financing costs for the bridge facility commitment and the delayed draw term loan facility totaled $13.3 million, $9.4 million of which was recognized as interest expense in the second quarter of 2021.

Our unsecured $1,000.0 million line of credit was amended in March 2022 to extend the maturity date from September 2025 to September 2026. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2022, we were in compliance with the line of credit covenants, the margin for the Secured Overnight Financing Rate (SOFR) borrowings was 1.125%, the margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

As of March 31, 2022, our available borrowing capacity under the line of credit was $830.4 million. Utilization of the borrowing capacity was as follows:

▪$100.0 million was borrowed

▪$69.6 million was used to provide support for outstanding standby letters of credit

TERM DEBT

Essentially all of our $3,947.2 million (face value) of term debt (which includes the $1,100.0 million delayed draw term loan) is unsecured. $2,840.2 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. As of March 31, 2022, we were in compliance with all term debt covenants.

In August 2021, we assumed $434.5 million (fair value) of senior notes due 2029 in connection with the acquisition of U.S. Concrete and retired these notes in September 2021.

CURRENT MATURITIES of long-term debt

The $3.9 million of current maturities of long-term debt as of March 31, 2022 is due as follows:

Current
in millions	Maturities
Second quarter 2022	$1.2
Third quarter 2022	1.2
Fourth quarter 2022	0.6
First quarter 2023	0.9

debt ratings

Our debt ratings and outlooks as of March 31, 2022 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB/stable	2/22/2021	rating revised
Moody's	Baa2/stable	11/9/2020	rating revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in millions	2022	2021	2021
Common stock shares at January 1,
issued and outstanding	132.7	132.5	132.5
Common Stock Issuances
Share-based compensation plans	0.2	0.2	0.2
Common Stock Purchases
Purchased and retired	0.0	0.0	0.0
Common stock shares at end of period,
issued and outstanding	132.9	132.7	132.7

As of March 31, 2022, there were 8,064,851 shares remaining under the February 2017 Board of Directors’ share purchase authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in millions, except average cost	2022	2021	2021
Shares Purchased and Retired
Number	0.0	0.0	0.0
Total purchase price	$ 0.0	$ 0.0	$ 0.0
Average cost per share	$ 0.00	$ 0.00	$ 0.00

There were no shares held in treasury as of March 31, 2022, December 31, 2021 and March 31, 2021.

off-balance sheet arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

Standby Letters of Credit

For a discussion of our standby letters of credit, see Note 7 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2022.

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

▪international business operations and relationships, including recent actions taken by the Mexican government with respect to our property and operations in that country

▪the highly competitive nature of the construction industry

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

At March 31, 2022, the estimated fair value of our long-term debt including current maturities was $4,094.2 million compared to a face value of $3,947.2 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.3 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Excluding the U.S. Concrete acquisition noted below, no material changes were made during the first quarter of 2022 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

On August 26, 2021, we completed our acquisition of U.S. Concrete, which operated under its own set of systems and internal controls. Subsequent to the acquisition, we began the process of integrating certain of U.S. Concrete’s processes to our internal control over financial reporting environment. This integration will continue during the first year of the business combination.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

Other than the risk factor set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

We are subject to various risks arising from our international business operations and relationships, which could adversely affect our business — We have international operations and are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the FCPA). We face political and other risks, including legal risks for failure to comply with the FCPA, associated with our international operations, including our largest aggregates production facility located in Playa del Carmen, Mexico and our newly acquired aggregates production facility in British Columbia, Canada. These risks have included and may in the future include changes in international trade policies, such as the United States - Mexico - Canada Agreement (USMCA), imposition of duties, taxes or government royalties, arbitrary changes to permits, zoning classifications or operating agreements, or overt acts by foreign governments, including expropriations and other forms of takings of property. Recently, the Mexican government has taken actions that adversely affect our operations in that country, including a delay in issuing a historically routine three-year customs permit for our deep-water port. Although the Mexican government issued the customary three-year customs permit in March 2022, the Mexican government’s taking of any measures that force us to cease or that otherwise impede our operations in Mexico would have an adverse effect on our ability to supply customers.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended March 31, 2022 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2022
Jan 1 - Jan 31	0	$ 0.00	0	8,064,851
Feb 1 - Feb 28	0	$ 0.00	0	8,064,851
Mar 1 - Mar 31	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2022, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the first quarter of 2022.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10.1	Second Amendment to Credit Agreement, dated March 18, 2022, by and between Vulcan Materials Company and Truist Bank, as Administrative Agent
Exhibit 10.2	Third Amendment to Credit Agreement, dated March 18, 2022, by and between Vulcan Materials Company and Truist Bank, as Administrative Agent
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date May 5, 2022	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date May 5, 2022	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)