Form 10-Q
period 2022-06-30
Vulcan Materials CO
filed 2022-08-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

                    Class

Shares outstanding       at July 25, 2022

Common Stock, $1 Par Value

132,900,968

9

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2022 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
	Item 4.	Controls and Procedures	50

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	51
	Item 1A.	Risk Factors	51
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
	Item 4.	Mine Safety Disclosures	52
	Item 6.	Exhibits	52
		Signatures	53

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	June 30	December 31	June 30
in millions	2022	2021	2021
Assets
Cash and cash equivalents	$ 120.7	$ 235.0	$ 857.6
Restricted cash	3.0	6.5	110.8
Accounts and notes receivable
Accounts and notes receivable, gross	1,121.6	849.0	689.6
Allowance for credit losses	(10.0)	(10.3)	(2.7)
Accounts and notes receivable, net	1,111.6	838.7	686.9
Inventories
Finished products	405.2	418.0	373.7
Raw materials	63.5	59.9	37.9
Products in process	4.8	4.2	5.1
Operating supplies and other	50.7	39.2	33.9
Inventories	524.2	521.3	450.6
Other current assets	140.0	95.1	94.5
Total current assets	1,899.5	1,696.6	2,200.4
Investments and long-term receivables	33.1	34.1	34.3
Property, plant & equipment
Property, plant & equipment, cost	10,831.1	10,444.4	9,094.7
Allowances for depreciation, depletion & amortization	(5,087.9)	(4,897.6)	(4,729.5)
Property, plant & equipment, net	5,743.2	5,546.8	4,365.2
Operating lease right-of-use assets, net	692.6	691.4	464.8
Goodwill	3,742.4	3,696.7	3,172.1
Other intangible assets, net	1,776.0	1,749.0	1,103.1
Other noncurrent assets	294.7	268.0	231.1
Total assets	$ 14,181.5	$ 13,682.6	$ 11,571.0
Liabilities
Current maturities of long-term debt	0.5	5.2	15.4
Short-term debt	176.0	0.0	0.0
Trade payables and accruals	441.0	365.5	300.1
Other current liabilities	411.8	398.6	283.7
Total current liabilities	1,029.3	769.3	599.2
Long-term debt	3,873.7	3,874.8	2,769.9
Deferred income taxes, net	1,036.1	1,005.9	748.3
Deferred revenue	163.9	167.1	170.2
Noncurrent operating lease liabilities	645.1	642.5	443.1
Other noncurrent liabilities	689.2	655.3	547.2
Total liabilities	$ 7,437.3	$ 7,114.9	$ 5,277.9
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares,
Outstanding 132.9, 132.7 and 132.7 shares, respectively	132.9	132.7	132.7
Capital in excess of par value	2,817.3	2,816.5	2,806.7
Retained earnings	3,921.4	3,748.5	3,531.8
Accumulated other comprehensive loss	(150.5)	(152.7)	(178.1)
Total shareholders' equity	6,721.1	6,545.0	6,293.1
Noncontrolling interest	23.1	22.7	0.0
Total equity	$ 6,744.2	$ 6,567.7	$ 6,293.1
Total liabilities and equity	$ 14,181.5	$ 13,682.6	$ 11,571.0
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited	June 30		June 30
in millions, except per share data	2022	2021	2022	2021
Total revenues	$ 1,954.3	$ 1,361.0	$ 3,495.0	$ 2,429.4
Cost of revenues	1,508.1	962.6	2,780.1	1,801.8
Gross profit	446.2	398.4	714.9	627.6
Selling, administrative and general expenses	134.4	100.7	253.4	189.3
Gain on sale of property, plant & equipment
and businesses	2.0	0.2	4.6	117.4
Other operating expense, net	(6.2)	(10.4)	(11.6)	(18.7)
Operating earnings	307.6	287.5	454.5	537.0
Other nonoperating income (expense), net	(4.7)	8.3	(3.0)	14.2
Interest expense, net	38.7	41.7	74.7	74.8
Earnings from continuing operations
before income taxes	264.2	254.1	376.8	476.4
Income tax expense	63.7	57.3	82.4	118.0
Earnings from continuing operations	200.5	196.8	294.4	358.4
Loss on discontinued operations, net of tax	(13.1)	(1.5)	(14.9)	(2.4)
Net earnings	187.4	195.3	279.5	356.0
(Earnings) loss attributable to noncontrolling interest	(0.1)	0.0	(0.4)	0.0
Net earnings attributable to Vulcan	$ 187.3	$ 195.3	$ 279.1	$ 356.0
Other comprehensive income (loss), net of tax
Amortization of prior cash flow hedge loss	0.4	0.4	0.7	0.7
Amortization of actuarial loss and prior service
cost for benefit plans	0.7	1.2	1.5	2.5
Other comprehensive income	1.1	1.6	2.2	3.2
Comprehensive income	188.5	196.9	281.7	359.2
Comprehensive (earnings) loss attributable to
noncontrolling interest	(0.1)	0.0	(0.4)	0.0
Comprehensive income attributable to Vulcan	$ 188.4	$ 196.9	$ 281.3	$ 359.2
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$ 1.51	$ 1.48	$ 2.21	$ 2.70
Discontinued operations	(0.10)	(0.01)	(0.11)	(0.02)
Net earnings	$ 1.41	$ 1.47	$ 2.10	$ 2.68
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 1.50	$ 1.47	$ 2.20	$ 2.69
Discontinued operations	(0.10)	(0.01)	(0.11)	(0.02)
Net earnings	$ 1.40	$ 1.46	$ 2.09	$ 2.67
Weighted-average common shares outstanding
Basic	133.0	132.8	133.0	132.8
Assuming dilution	133.5	133.5	133.6	133.5
Effective tax rate from continuing operations	24.1%	22.5%	21.9%	24.8%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited	June 30
in millions	2022	2021
Operating Activities
Net earnings	$ 279.5	$ 356.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	284.0	203.5
Noncash operating lease expense	31.3	20.9
Net gain on sale of property, plant & equipment and businesses	(4.6)	(117.4)
Contributions to pension plans	(3.9)	(4.1)
Share-based compensation expense	18.2	17.7
Deferred tax expense	6.6	41.1
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(289.2)	(135.0)
Other, net	3.6	15.2
Net cash provided by operating activities	$ 325.5	$ 397.9
Investing Activities
Purchases of property, plant & equipment	(290.6)	(192.2)
Proceeds from sale of property, plant & equipment	10.2	190.7
Payment for businesses acquired, net of acquired cash	(188.1)	0.0
Other, net	(0.2)	0.0
Net cash used for investing activities	$ (468.7)	$ (1.5)
Financing Activities
Proceeds from short-term debt	559.8	0.0
Payment of short-term debt	(383.8)	0.0
Payment of current maturities and long-term debt	(7.6)	(500.0)
Debt issuance and exchange costs	(0.7)	(13.3)
Payment of finance leases	(18.8)	(1.3)
Dividends paid	(106.3)	(98.2)
Share-based compensation, shares withheld for taxes	(17.2)	(12.8)
Other, net	0.0	(0.4)
Net cash provided by (used for) financing activities	$ 25.4	$ (626.0)
Net decrease in cash and cash equivalents and restricted cash	(117.8)	(229.6)
Cash and cash equivalents and restricted cash at beginning of year	241.5	1,198.0
Cash and cash equivalents and restricted cash at end of period	$ 123.7	$ 968.4
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

We operate primarily in the United States and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve markets in twenty-two states, the U.S. Virgin Islands, Washington D.C., the Bahamas and the local markets surrounding our operations in British Columbia, Canada and Quintana Roo, Mexico (see Note 8, NAFTA Arbitration). Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our Alabama, Arizona, California, Maryland, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, the U.S. Virgin Islands, Washington D.C. and the Bahamas markets.

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

Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, particularly in light of the uncertainty over the economic and operational impacts of the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine. Construction activity continues to be impacted by capacity constraints (including supply chain bottlenecks, labor shortages and transportation availability) and cost inflation. Additionally, period-over-period comparisons are significantly impacted by our August 2021 acquisition of U.S. Concrete (see Note 16).

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after June 30, 2022, will be reflected in management’s estimates for future periods.

NONCONTROLLING INTEREST

In connection with our August 2021 U.S. Concrete acquisition, we obtained an 88% controlling interest in the Orca Sand and Gravel Limited Partnership (Orca). Orca was formed to develop the Orca quarry in British Columbia, Canada. The remaining 12% noncontrolling interest is held by the Namgis First Nation (Namgis). This noncontrolling interest consists of the Namgis’ share of the fair value equity in the partnership offset by capital contributions loaned to the Namgis by us. Our consolidated financial statements recognize the full fair value of all of the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Discontinued Operations
Pretax loss	$ (17.6)	$ (1.9)	$ (20.0)	$ (3.4)
Income tax benefit	4.5	0.4	5.1	1.0
Loss on discontinued operations,
net of tax	$ (13.1)	$ (1.5)	$ (14.9)	$ (2.4)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Weighted-average common shares
outstanding	133.0	132.8	133.0	132.8
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.2	0.3	0.2	0.3
Other stock compensation awards	0.3	0.4	0.4	0.4
Weighted-average common shares
outstanding, assuming dilution	133.5	133.5	133.6	133.5

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Antidilutive common stock equivalents	0.1	0.1	0.1	0.1

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

		June 30	December 31	June 30
dollars in millions	Classification on the Balance Sheet	2022	2021	2021
Assets
Operating lease ROU assets		$ 780.0	$ 771.1	$ 530.8
Accumulated amortization		(87.4)	(79.7)	(66.0)
Operating leases, net	Operating lease right-of-use assets, net	692.6	691.4	464.8
Finance lease assets		117.0	129.2	11.1
Accumulated depreciation		(9.9)	(8.8)	(3.0)
Finance leases, net	Property, plant & equipment, net	107.1	120.4	8.1
Total lease assets		$ 799.7	$ 811.8	$ 472.9
Liabilities
Current
Operating	Other current liabilities	$ 50.8	$ 49.2	$ 36.7
Finance	Other current liabilities	30.1	35.4	2.8
Noncurrent
Operating	Noncurrent operating lease liabilities	645.1	642.5	443.1
Finance	Other noncurrent liabilities	48.9	60.5	5.3
Total lease liabilities		$ 774.9	$ 787.6	$ 487.9
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		20.3	21.0	9.1
Finance leases		3.2	3.3	3.8
Weighted-average discount rate
Operating leases		3.7%	3.8%	3.3%
Finance leases		1.4%	1.3%	1.3%

The increases from June 30, 2021 in ROU assets and liabilities presented above primarily relate to the acquisition of U.S. Concrete (see Note 16 for additional information). Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material. We have not sought or been granted any material lease concessions as a result of the COVID-19 pandemic.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Lease Cost
Finance lease cost
Depreciation of right-of-use assets	$ 4.3	$ 0.7	$ 8.7	$ 1.3
Interest on lease liabilities	0.4	0.0	0.7	0.1
Operating lease cost	20.9	15.5	43.9	30.8
Short-term lease cost [1]	10.2	5.3	20.5	10.4
Variable lease cost	2.4	2.8	4.2	5.5
Sublease income	(0.8)	(0.8)	(1.6)	(1.6)
Total lease cost	$ 37.4	$ 23.5	$ 76.4	$ 46.5

[1]	Our short-term lease cost includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $40.8 million and $28.7 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for finance leases was $19.4 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

In the second quarter of 2022, we recorded income tax expense from continuing operations of $63.7 million compared to $57.3 million in the second quarter of 2021. The increase in tax expense was primarily related to an increase in pretax earnings and an increase in our reserve for uncertain tax positions.

For the first six months of 2022, we recorded income tax expense from continuing operations of $82.4 million compared to $118.0 million for the first six months of 2021. The decrease in tax expense was primarily related to a decrease in pretax earnings in 2022 and the 2021 increase in the valuation allowance against the Alabama net operating loss (NOL).

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

Each quarter, we analyze the likelihood that our deferred tax assets will be realized. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. We project Alabama NOL carryforward deferred tax assets at December 31, 2022 of $61.6 million against which we have a valuation allowance of $42.9 million (after considering the ABC Act). Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

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

Our segment total revenues by geographic market (excluding the U.S. Concrete acquisition which is only presented by segment) for the three and six month periods ended June 30, 2022 and 2021 are disaggregated as follows:

	Three Months Ended June 30, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 370.0	$ 49.3	$ 74.5	$ 0.0	$ 493.8
Gulf Coast	740.5	66.2	18.9	1.4	827.0
West	184.6	159.3	15.4	0.0	359.3
U.S. Concrete	106.7	0.0	313.5	0.0	420.2
Segment sales	$ 1,401.8	$ 274.8	$ 422.3	$ 1.4	$ 2,100.3
Intersegment sales	(146.0)	0.0	0.0	0.0	(146.0)
Total revenues	$ 1,255.8	$ 274.8	$ 422.3	$ 1.4	$ 1,954.3

	Three Months Ended June 30, 2021
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 354.4	$ 42.8	$ 66.3	$ 0.0	$ 463.5
Gulf Coast	607.5	46.1	18.6	1.9	674.1
West	163.5	123.7	11.3	0.0	298.5
Segment sales	$ 1,125.4	$ 212.6	$ 96.2	$ 1.9	$ 1,436.1
Intersegment sales	(75.1)	0.0	0.0	0.0	(75.1)
Total revenues	$ 1,050.3	$ 212.6	$ 96.2	$ 1.9	$ 1,361.0

	Six Months Ended June 30, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 625.5	$ 70.6	$ 132.6	$ 0.0	$ 828.7
Gulf Coast	1,369.9	102.7	37.5	3.3	1,513.4
West	336.7	268.7	29.6	0.0	635.0
U.S. Concrete	190.9	0.0	583.1	0.0	774.0
Segment sales	$ 2,523.0	$ 442.0	$ 782.8	$ 3.3	$ 3,751.1
Intersegment sales	(256.1)	0.0	0.0	0.0	(256.1)
Total revenues	$ 2,266.9	$ 442.0	$ 782.8	$ 3.3	$ 3,495.0

	Six Months Ended June 30, 2021
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 597.8	$ 60.2	$ 121.4	$ 0.0	$ 779.4
Gulf Coast	1,126.4	87.5	36.0	4.0	1,253.9
West	296.1	212.0	20.2	0.0	528.3
Segment sales	$ 2,020.3	$ 359.7	$ 177.6	$ 4.0	$ 2,561.6
Intersegment sales	(132.2)	0.0	0.0	0.0	(132.2)
Total revenues	$ 1,888.1	$ 359.7	$ 177.6	$ 4.0	$ 2,429.4

[1]	The geographic markets are defined by states/countries as follows:

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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $67.9 million (3.5% of total revenues) and $60.8 million (4.5% of total revenues) for the three months ended June 30, 2022 and 2021, respectively, and $106.9 million (3.1% of total revenues) and $102.0 million (4.2% of total revenues) for the six months ended June 30, 2022 and 2021, respectively.

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

Freight & delivery revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Freight & Delivery Revenues
Total revenues	$ 1,954.3	$ 1,361.0	$ 3,495.0	$ 2,429.4
Freight & delivery revenues [1]	(256.5)	(195.0)	(465.6)	(358.5)
Total revenues excluding freight & delivery	$ 1,697.8	$ 1,166.0	$ 3,029.4	$ 2,070.9

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Deferred Revenue
Balance at beginning of period	$ 168.1	$ 176.3	$ 170.1	$ 178.0
Revenue recognized from deferred revenue	(2.2)	(2.2)	(4.2)	(3.9)
Balance at end of period	$ 165.9	$ 174.1	$ 165.9	$ 174.1

Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the 12-month period ending June 30, 2023 (reflected in other current liabilities in our June 30, 2022 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	June 30	December 31	June 30
in millions	2022	2021	2021
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 26.0	$ 34.7	$ 31.2
Total	$ 26.0	$ 34.7	$ 31.2

Level 2 Fair Value
	June 30	December 31	June 30
in millions	2022	2021	2021
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1.1	$ 0.6	$ 1.2
Total	$ 1.1	$ 0.6	$ 1.2

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

Net gains (losses) of the Rabbi Trusts’ investments were $(6.1) million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at June 30, 2022 and 2021 were $(6.3) million and $3.0 million, respectively.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Six Months Ended
	Location on	June 30		June 30
in millions	Statement	2022	2021	2022	2021
Cash Flow Hedges
Interest
Loss reclassified from AOCI	expense	$ (0.5)	$ (0.5)	$ (1.0)	$ (1.0)

For the 12-month period ending June 30, 2023, we estimate that $2.1 million of the $21.8 million net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	June 30	December 31	June 30
in millions	Interest Rates	2022	2021	2021
Short-term Debt
Bank line of credit expires 2026 [1]		$ 176.0	$ 0.0	$ 0.0
Total short-term debt		$ 176.0	$ 0.0	$ 0.0
Long-term Debt
Bank line of credit expires 2026 [1]		$ 0.0	$ 0.0	$ 0.0
Delayed draw term loan expires 2026		1,100.0	1,100.0	0.0
8.85% notes due 2021		0.0	0.0	6.0
4.50% notes due 2025	4.65%	400.0	400.0	400.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	0.42%	1.8	9.5	11.3
Total long-term debt - face value		$ 3,941.9	$ 3,949.6	$ 2,857.4
Unamortized discounts and debt issuance costs		(67.7)	(69.6)	(72.1)
Total long-term debt - book value		$ 3,874.2	$ 3,880.0	$ 2,785.3
Less current maturities		0.5	5.2	15.4
Total long-term debt - reported value		$ 3,873.7	$ 3,874.8	$ 2,769.9
Estimated fair value of long-term debt		$ 3,792.5	$ 4,418.5	$ 3,345.4

[1]	Borrowings on the bank line of credit are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $2.4 million and $11.4 million of net interest expense for these items for the six months ended June 30, 2022 and 2021, respectively.

BRIDGE FACILITY, DELAYED DRAW TERM LOAN AND LINE OF CREDIT

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan with a subset of the banks that provide our line of credit and terminated the bridge facility commitment. The delayed draw term loan was drawn in August 2021 for $1,600.0 million upon the acquisition of U.S. Concrete and was paid down to $1,100.0 million in September 2021 (amounts repaid are no longer available for borrowing). In March 2022, the delayed draw term loan was amended to extend the maturity date from August

2024 to August 2026. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of June 30, 2022, we were in compliance with the delayed draw term loan covenants.

Financing costs for the bridge facility commitment and the delayed draw term loan totaled $13.3 million, $9.4 million of which was recognized as interest expense in the second quarter of 2021. Borrowings on the delayed draw term loan bear interest, at our option, at either the Secured Overnight Financing Rate (SOFR) plus a margin ranging from 0.750% to 1.250%, or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.250%. The margins are determined by our credit ratings. As of June 30, 2022, the margin for SOFR borrowings was 0.875% and the margin for base rate borrowings was 0.000%.

Our unsecured $1,000.0 million line of credit was amended in March 2022 to extend the maturity date from September 2025 to September 2026. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of June 30, 2022, we were in compliance with the line of credit covenants.

Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin ranging from 1.000% to 1.625%, or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.625%. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of June 30, 2022, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

As of June 30, 2022, our available borrowing capacity under the line of credit was $745.9 million. Utilization of the borrowing capacity was as follows:

▪$176.0 million was borrowed

▪$78.1 million was used to support standby letters of credit

TERM DEBT

Essentially all of our $3,941.9 million (face value) of term debt (which includes the $1,100.0 million delayed draw term loan) is unsecured. $2,840.2 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. As of June 30, 2022, we were in compliance with all term debt covenants.

In August 2021, we assumed $434.5 million (fair value) of senior notes due 2029 in connection with the acquisition of U.S. Concrete and retired these notes in September 2021.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. Except for $24.8 million of risk management letters of credit that expire in July 2022, our standby letters of credit are issued by banks that participate in our $1,000.0 million line of credit, and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2022 are summarized by purpose in the table below:

in millions
Standby Letters of Credit
Risk management insurance	$ 95.4
Reclamation/restoration requirements	7.5
Total	$ 102.9

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As stated in Note 2, our lease liabilities totaled $774.9 million as of June 30, 2022.

As summarized by purpose in Note 7, our standby letters of credit totaled $102.9 million as of June 30, 2022.

As described in Note 9, our asset retirement obligations totaled $321.1 million as of June 30, 2022.

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

	June 30	December 31	June 30
in millions	2022	2021	2021
Accrued Environmental Remediation Costs
Continuing operations	$ 24.1	$ 23.2	$ 25.5
Retained from former Chemicals business	10.6	10.7	10.9
Total	$ 34.7	$ 33.9	$ 36.4

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

A joint bench trial (judge only) began in September 2017 and ended in October 2017 in the pipeline cases. The trial was limited in scope to the allocation of comparative fault or liability for causing the sinkhole, with a second trial phase addressed to contract and damages set to be held during the third quarter of 2022. In December 2017, the judge issued a ruling on the allocation of fault among the three defendants as follows: Occidental 50%, Texas Brine 35% (and its wholly-owned subsidiary) and Vulcan 15%. This ruling was appealed by the parties in each of the pipeline cases. In December 2020, the Louisiana Court of Appeal, First Circuit issued its Notice of Judgment and Disposition in one of the pipeline cases reversing in part and amending the trial court judgment to reallocate 20% of the fault from Occidental to Texas Brine, with the result that 30% of the fault is now allocated to Occidental and 55% of the fault is now allocated to Texas Brine (and its wholly-owned subsidiary). The Court of Appeal affirmed the 15% fault allocation to Vulcan. The Court of

Appeal made various other findings, including findings related to the arbitrability of certain claims between Occidental and Texas Brine. In May 2021 and April 2022, the Court of Appeal issued judgments in the other two pipeline cases, assigning the same allocation of fault between the parties. Writs were sought from the Louisiana Supreme Court for review of all three appellate decisions. Those applications were denied, resulting in final judgments regarding fault allocations in two of the three pipeline cases. Texas Brine’s writ in the third pipeline case remains pending.

We have settled claims by all plaintiffs except in two outstanding cases, and our insurers to date have funded these settlements in excess of our self-insured retention amount. The remaining cases involve Texas Brine and the State of Louisiana. This quarter we recorded an immaterial loss related to the claims brought by Texas Brine. At this time we cannot reasonably estimate a range of liability pertaining to the claims brought by the State of Louisiana. The State’s lawsuit has been dormant awaiting final disposition of the Phase 1 (liability) proceedings, which remain pending before the Louisiana Supreme Court in one of the three pipeline cases.

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

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) well field located within the NHOU. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for collection of data in support of our evaluation of the need for an offsite remedy. In addition, this evaluation was expanded as part of the PDI to include the evaluation of a remedy in light of LADWP’s Rinaldi-Toluca (RT) wellfield project. PDI investigative activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a Draft PDI Evaluation Report to the EPA. The PDI Evaluation Report summarizes data collection activities conducted pursuant to the Draft PDI Work Plan and provides model updates and evaluation of remediation alternatives for offsite areas. The EPA provided an initial set of comments on the Draft PDI Evaluation Report in May 2019 and a final set of comments in October 2020. The final set of comments included a request for Vulcan to revise and develop a final PDI Evaluation Report. The final comments further provided, if Vulcan agrees, a proposal for an alternative approach for offsite remediation (as opposed to installation of offsite extraction wells) and development of a Supplemental PDI Evaluation Report that would require the EPA to modify the remedy in the 2009 ROD as it relates to the Hewitt Landfill. In December 2020, Vulcan submitted the Final PDI Evaluation Report, which included edits to the Draft PDI Evaluation Report and responses to the EPA’s comments. Until the EPA’s review and approval of the Final PDI Evaluation Report and any Supplemental PDI Evaluation Report on remedial alternative(s) is complete and an effective remedy has been selected by the EPA or agreed upon, we cannot identify any further remedial action that may be required. Given the various stakeholders involved and the uncertainties relating to remediation alternatives, we cannot reasonably estimate a loss pertaining to Vulcan’s responsibility for future remedial action required by the EPA.

In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the system it will build originated from the Hewitt Landfill, and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing the second interim remedy. During the fourth quarter of 2021, Vulcan completed a partial settlement with Honeywell related to certain of the costs that Honeywell has incurred for an immaterial amount. Discussions are ongoing with Honeywell regarding other costs Honeywell has incurred or will incur. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area. At this time, we cannot reasonably estimate a range of an additional loss to Vulcan pertaining to this contribution claim.

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

A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends or Uncertainties). On July 11, 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. Legacy Vulcan’s ancillary claim will be addressed as part of the pending arbitration, and we expect that the NAFTA arbitration tribunal will issue a decision no earlier than 2023.

At this time, there can be no assurance whether we will be successful in our NAFTA claim, and we cannot quantify the amount we may recover, if any, under this arbitration proceeding if we are successful.

It is not possible to predict the ultimate outcome of these and other legal proceedings in which we are involved, and a number of factors, including developments in ongoing discovery or adverse rulings, or the verdict of a particular jury, could cause actual losses to differ materially from accrued costs. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. Legal costs incurred in defense of lawsuits are expensed as incurred. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in our most recent Annual Report on Form 10-K.

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

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
ARO Operating Costs
Accretion	$ 3.6	$ 3.2	$ 7.1	$ 6.5
Depreciation	2.4	2.7	4.8	5.3
Total	$ 6.0	$ 5.9	$ 11.9	$ 11.8

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Asset Retirement Obligations
Balance at beginning of period	$ 319.7	$ 285.4	$ 315.2	$ 283.2
Liabilities incurred	0.0	0.0	2.3	0.9
Liabilities settled	(2.0)	(2.2)	(3.3)	(5.0)
Accretion expense	3.6	3.2	7.1	6.5
Revisions, net	(0.2)	0.0	(0.2)	0.8
Balance at end of period	$ 321.1	$ 286.4	$ 321.1	$ 286.4

The increase in ARO liabilities from June 30, 2021 to June 30, 2022 primarily relate to those assumed in the acquisition of U.S. Concrete (see Note 16).

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

During October 2021, we purchased (using pension plan assets) an irrevocable group annuity contract (pension lift-out) from an insurance company to transfer approximately 10% of the total projected benefit obligation as of the purchase date. As a result of this transaction: 1) we incurred a settlement charge of $12.1 million, 2) we were relieved of all responsibility for these pension obligations, and 3) the insurance company is now required to pay and administer the retirement benefits owed to 2,764 U.S. retirees and beneficiaries (representing approximately 50% of retirees in payment status at that time), with no change to the amount, timing or form of retirement benefit payments.

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$ 1.0	$ 1.2	$ 2.0	$ 2.4
Interest cost	5.2	4.9	10.5	9.8
Expected return on plan assets	(7.6)	(11.4)	(15.1)	(22.8)
Amortization of prior service cost	0.3	0.3	0.7	0.7
Amortization of actuarial loss	1.0	2.2	2.1	4.3
Net periodic pension benefit cost (credit)	$ (0.1)	$ (2.8)	$ 0.2	$ (5.6)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1.3	$ 2.5	$ 2.8	$ 5.0

The contributions to pension plans for the six months ended June 30, 2022 and 2021, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$ 0.5	$ 0.2	$ 1.1	$ 0.6
Interest cost	0.2	0.1	0.4	0.2
Amortization of prior service credit	(0.1)	(0.5)	(0.2)	(1.0)
Amortization of actuarial gain	(0.4)	(0.3)	(0.7)	(0.7)
Net periodic postretirement benefit cost (credit)	$ 0.2	$ (0.5)	$ 0.6	$ (0.9)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (0.5)	$ (0.8)	$ (0.9)	$ (1.7)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor five defined contribution plans including three plans related to the U.S. Concrete acquisition. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $29.6 million and $35.0 million for the six months ended June 30, 2022 and 2021, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in millions	2022	2021	2021
AOCI
Cash flow hedges	$ (21.8)	$ (22.5)	$ (23.2)
Pension and postretirement plans	(128.7)	(130.2)	(154.9)
Total	$ (150.5)	$ (152.7)	$ (178.1)

Changes in AOCI, net of tax, for the six months ended June 30, 2022 are as follows:

		Pension and
	Cash Flow	Postretirement
in millions	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2021	$ (22.5)	$ (130.2)	$ (152.7)
Amounts reclassified from AOCI	0.7	1.5	2.2
Net current period OCI changes	0.7	1.5	2.2
Balances as of June 30, 2022	$ (21.8)	$ (128.7)	$ (150.5)

Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Amortization of Cash Flow Hedge Losses
Interest expense	$ 0.5	$ 0.5	$ 1.0	$ 1.0
Benefit from income taxes	(0.1)	(0.1)	(0.3)	(0.3)
Total	$ 0.4	$ 0.4	$ 0.7	$ 0.7
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1.0	$ 1.7	$ 2.0	$ 3.3
Benefit from income taxes	(0.3)	(0.5)	(0.5)	(0.8)
Total	$ 0.7	$ 1.2	$ 1.5	$ 2.5
Total reclassifications from AOCI to earnings	$ 1.1	$ 1.6	$ 2.2	$ 3.2

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

There were no shares held in treasury as of June 30, 2022, December 31, 2021 and June 30, 2021.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in millions, except average cost	2022	2021	2021
Shares Purchased and Retired
Number	0.0	0.0	0.0
Total purchase price	$ 0.0	$ 0.0	$ 0.0
Average cost per share	$ 0.00	$ 0.00	$ 0.00

As of June 30, 2022, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share data	2022	2021	2022	2021
Total Shareholders' Equity
Balance at beginning of period	$ 6,575.3	$ 6,136.2	$ 6,545.0	$ 6,027.3
Net earnings attributable to Vulcan	187.3	195.3	279.1	356.0
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(0.1)	(0.7)	(17.1)	(12.9)
Share-based compensation expense	10.7	9.8	18.2	17.7
Cash dividends on common stock
($0.40/$0.37/$0.80/$0.74 per share, respectively)	(53.2)	(49.1)	(106.3)	(98.2)
Other comprehensive income	1.1	1.6	2.2	3.2
Balance at end of period	$ 6,721.1	$ 6,293.1	$ 6,721.1	$ 6,293.1
Noncontrolling Interest
Balance at beginning of period	$ 23.0	$ 0.0	$ 22.7	$ 0.0
Earnings (loss) attributable to noncontrolling interest	0.1	0.0	0.4	0.0
Balance at end of period	$ 23.1	$ 0.0	$ 23.1	$ 0.0
Total Equity
Balance at end of period	$ 6,744.2	$ 6,293.1	$ 6,744.2	$ 6,293.1

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

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2022	2021	2022	2021
Total Revenues
Aggregates [1]	$ 1,401.8	$ 1,125.4	$ 2,523.0	$ 2,020.3
Asphalt [2]	274.8	212.6	442.0	359.7
Concrete	422.3	96.2	782.8	177.6
Calcium	1.4	1.9	3.3	4.0
Segment sales	$ 2,100.3	$ 1,436.1	$ 3,751.1	$ 2,561.6
Aggregates intersegment sales	(146.0)	(75.1)	(256.1)	(132.2)
Total revenues	$ 1,954.3	$ 1,361.0	$ 3,495.0	$ 2,429.4
Gross Profit
Aggregates	$ 402.4	$ 373.8	$ 645.2	$ 597.5
Asphalt	13.6	13.5	10.7	10.5
Concrete	30.0	10.3	58.2	18.1
Calcium	0.2	0.8	0.8	1.5
Total	$ 446.2	$ 398.4	$ 714.9	$ 627.6
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 107.3	$ 84.3	$ 210.9	$ 165.1
Asphalt	8.5	9.1	17.1	18.2
Concrete	20.7	4.0	41.8	8.0
Calcium	0.1	0.0	0.1	0.1
Other	6.4	5.7	14.1	12.1
Total	$ 143.0	$ 103.1	$ 284.0	$ 203.5
Identifiable Assets [3,4]
Aggregates			$ 11,345.3	$ 9,492.9
Asphalt			631.6	579.2
Concrete			1,762.7	314.2
Calcium			4.1	3.5
Total identifiable assets			$ 13,743.7	$ 10,389.8
General corporate assets			314.1	212.8
Cash and cash equivalents and restricted cash			123.7	968.4
Total assets			$ 14,181.5	$ 11,571.0

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2022	2021
Cash Payments
Interest (exclusive of amount capitalized)	$ 72.6	$ 65.2
Income taxes	112.2	87.4
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 38.4	$ 27.0
Recognition of new and revised asset retirement obligations [1]	2.1	1.7
Recognition of new and revised lease obligations for [1]
Operating leases	23.4	67.6
Finance leases	2.8	3.3
Amounts referable to business acquisitions
Other liabilities assumed	15.1	0.0
Consideration payable to seller	45.4	0.0

[1]	Excludes amounts acquired in business acquisitions.

Note 15: Goodwill

Goodwill is recognized when the consideration paid for a business exceeds the fair value of the tangible and identifiable intangible assets acquired. Goodwill is allocated to reporting units for purposes of testing goodwill for impairment. There were no charges for goodwill impairment in the six month periods ended June 30, 2022 and 2021. Accumulated goodwill impairment losses amount to $252.7 million (year 2008) in our former Cement segment.

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2021 to June 30, 2022 are shown below:

in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2021	$ 3,316.6	$ 91.6	$ 288.5	$ 0.0	$ 3,696.7
Goodwill of acquired businesses [1]	1.3	0.0	44.4	0.0	45.7
Totals at June 30, 2022	$ 3,317.9	$ 91.6	$ 332.9	$ 0.0	$ 3,742.4

[1]	See Note 16 for acquisitions.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2022 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2022, we purchased the following operations for total consideration of $233.5 million:

▪Texas — five aggregates facilities (includes three production stage properties, one development stage property and one sales yard)

▪Virginia — four ready-mixed concrete facilities and two idle ready-mixed concrete sites

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

June 30
in millions	2022
Fair Value of Purchase Consideration
Cash	$ 188.1
Payable to seller	45.4
Total fair value of purchase consideration	$ 233.5
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 4.5
Inventories	4.8
Property, plant & equipment	187.0
Intangible assets
Contractual rights in place	41.3
Liabilities assumed	(4.1)
Net identifiable assets acquired	$ 233.5
Goodwill	$ 0.0

As a result of the 2022 acquisitions, we recognized $41.3 million of amortizable intangible assets and no goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average 16 years and $41.3 million will be deductible for income tax purposes over 15 years.

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

	Three Months Ended	Six Months Ended
	June 30	June 30
in millions	2021	2021
Supplemental Pro Forma Results
Total revenues	$ 1,677.8	$ 3,023.3
Net earnings attributable to Vulcan	$ 168.6	$ 317.9

The unaudited pro forma results above may not be indicative of the results that would have been obtained had this acquisition occurred at the beginning of 2020, nor does it intend to be a projection of future results.

The fair value of consideration transferred for the U.S. Concrete acquisition and the preliminary amounts (pending final inspection of property, plant & equipment and related deferred taxes) of assets acquired and liabilities assumed are summarized below:

June 30
in millions	2022
Fair Value of Purchase Consideration
Cash [1]	$ 1,634.5
Total fair value of purchase consideration	$ 1,634.5
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 237.3
Inventories	80.6
Other current assets	8.8
Property, plant & equipment	1,086.2
Operating lease right-of-use assets	217.6
Intangible assets
Contractual rights in place	622.6
Other intangibles	60.3
Other noncurrent assets	5.3
Deferred income taxes, net	(245.4)
Debt assumed	(443.7)
Other liabilities assumed	(543.1)
Noncontrolling interest	(22.3)
Net identifiable assets acquired	$ 1,064.2
Goodwill	$ 570.3

[1]

Includes $1,268.5 million paid to acquire all issued and outstanding shares of U.S. Concrete common stock and $384.4 million of U.S. Concrete obligations paid on the acquisition date, less $18.4 million of cash acquired.

Additionally, during 2021, we purchased concrete operations in California for total consideration of $4.9 million.

As a collective result of the 2021 acquisitions, we recognized $685.5 million of amortizable intangible assets and $570.3 million of goodwill (including an increase of $45.7 million from December 31, 2021). The amortizable intangible assets will be amortized against earnings over a weighted-average period in excess of 15 years. The $570.3 million of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired and synergies expected to be realized from acquiring an established business with assets that have been assembled over a long period of time — the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $108.5 million will be deductible for income tax purposes.

DIVESTITURES AND PENDING DIVESTITURES

We had no significant divestitures through the six months ended June 30, 2022.

In 2021, we sold:

▪First quarter — a reclaimed quarry in Southern California resulting in a pretax gain of $114.7 million (net of a $12.9 million contingency and other directly related obligations)

No material assets met the criteria for held for sale at June 30, 2022, December 31, 2021 or June 30, 2021.

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

Aggregates have a very high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation — shipping by barge and rail — and from our quarry on Mexico's Yucatan Peninsula (see Known Trends or Uncertainties within this Item 2.) with our fleet of Panamax-class, self-unloading ships. Additionally, as a result of our 2021 acquisition of U.S. Concrete, we serve markets in California and Hawaii from our quarry in British Columbia, Canada by means of a long-term marine shipping agreement with CSL Americas.

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

EXECUTIVE SUMMARY

Financial highlights for Second Quarter 2022

Compared to second quarter of 2021:

▪Total revenues increased $593.3 million, or 44%, to $1,954.3 million

▪Gross profit increased $47.8 million, or 12%, to $446.2 million

▪Aggregates segment sales increased $276.4 million, or 25%, to $1,401.8 million

▪Aggregates segment freight-adjusted revenues increased $162.6 million, or 19%, to $1,036.6 million

▪Shipments increased 9%, or 5.3 million tons, to 63.8 million tons

▪Same-store shipments increased 2%, or 1.3 million tons, to 59.8 million tons

▪Freight-adjusted sales price increased 8.8%, or $1.32 per ton to $16.25

▪Same-store freight-adjusted sales price increased 9.0%, or $1.35 per ton to $16.28

▪Aggregates segment gross profit increased $28.6 million, or 8%, to $402.4 million

▪Unit profitability (as measured by gross profit per ton) decreased 1% to $6.31 per ton

▪Asphalt, Concrete and Calcium segment gross profit increased $19.2 million, or 78%, to $43.8 million, collectively

▪Selling, administrative and general (SAG) expenses increased $33.7 million but decreased 0.5 percentage points (50 basis points) as a percentage of total revenues

▪Operating earnings increased $20.1 million, or 7%, to $307.6 million

▪Earnings attributable to Vulcan from continuing operations were $1.50 per diluted share compared to $1.47 per diluted share

▪Adjusted earnings attributable to Vulcan from continuing operations were $1.53 per diluted share, compared to $1.57 per diluted share

▪Net earnings attributable to Vulcan were $187.3 million, a decrease of $8.0 million, or 4%

▪Adjusted EBITDA was $450.2 million, an increase of $44.2 million, or 11%

▪Includes an approximate $20 million negative impact related to our aggregates operations in Mexico that were unexpectedly and arbitrarily shut down in May

▪Returned capital to shareholders via dividends ($53.2 million @ $0.40 per share versus $49.1 million @ $0.37 per share)

Total revenues increased sharply from the prior year driven by double-digit growth in our legacy operations as well as the addition of U.S. Concrete operations. Our teams continued to execute well and delivered another quarter of solid earnings growth amidst a challenging backdrop. We are well on our way to delivering another year of double-digit earnings growth.

During the trailing-twelve months, we increased our Aggregates segment gross profit by 11% despite ongoing inflation and other external headwinds. Robust growth in aggregates pricing and a relentless focus on operating disciplines will help us carry this momentum forward. Our asphalt pricing actions, which began late last year, are increasingly offsetting sharply higher liquid asphalt costs, and we remain focused on growing our gross profit in our Asphalt segment. In our Concrete segment, leading indicators for private nonresidential construction activity and a favorable pricing environment will support earnings growth in 2022.

Capital expenditures in the second quarter were $117.4 million, including $56.3 million for growth projects (year-to-date $240.1 million and $90.7 million, respectively). For the full year, we expect to spend $600 million to $650 million on capital expenditures. Full-year capital expenditures include spending for U.S. Concrete operations (acquired in August 2021) as well as spending for projects put on hold in 2020 due to the pandemic. We will continue to review our plans and will adjust as needed, while being thoughtful about preserving liquidity. During the quarter, we completed acquisitions of Virginia ready-mixed concrete facilities (see Note 16 to the condensed consolidated financial statements).

As of June 30, 2022, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 2.6 times (2.5 times on a net debt basis). We remain committed to our stated long-term target leverage range of 2.0 to 2.5 times total debt to trailing-twelve months Adjusted EBITDA.

Interest expense, net of interest income, was $38.7 million in the second quarter compared with $41.7 million in the prior year.

On a trailing-twelve months basis, return on invested capital was 13.6%, 1.2 percentage points (120 basis points) lower than the comparable prior year period. We are focused on driving further improvement through solid operating earnings growth coupled with disciplined capital management.

OUTLOOK

We are revising our full-year Adjusted EBITDA guidance range to reflect the considerable pricing momentum in our aggregates business as well as higher than expected energy-related cost inflation that is currently impacting each of our segments. Additionally, our outlook now reflects the previously disclosed impact ($80 million to $100 million) of the closure of our Mexico operations for the balance of 2022.

Updates to our expectations for 2022 include:

▪Net earnings attributable to Vulcan of between $680 million to $760 million

▪Adjusted EBITDA of between $1.60 billion to $1.70 billion

▪Aggregates freight-adjusted price increase of 9% to 11% ($14.87 per ton in 2021)

▪Mid-single digit growth in Aggregates segment cash gross profit per ton despite severe inflationary pressures from diesel fuel and other commodities and supply chain challenges

▪Cash gross profit of $280 to $300 million in Asphalt, Concrete and Calcium segments, collectively, with the Concrete segment expected to account for approximately 80% of the total

▪SAG expense of between $495 million to $505 million

▪Interest expense of approximately $165 million

▪Depreciation, depletion, accretion and amortization expense of approximately $565 million

Our ability to grow our aggregates unit profitability consistently during the last two years of pandemic-related disruptions differentiates us from the rest of our industry. These results demonstrate the resiliency of our business and our ability to capitalize on changes in the macro environment. We are positioned in markets that will continue to outperform other parts of the country, from a demand perspective, both in the near-term and longer term, and we expect both the favorable pricing dynamics and our strong execution to lead to attractive growth in aggregates unit profitability in 2022 and beyond.

Mexico Update

After the unexpected and arbitrary shut down of our Mexico operations on May 5, 2022, and upon suspension of its three-year customs permit (granted in March 2022) on May 13, 2022, we disclosed a potential EBITDA impact of $80 million to $100 million should we be unable to fully operate in Mexico for the balance of 2022. Operations remain shut down, and the aforementioned potential impact has now been incorporated into our full year 2022 outlook as noted above.

On May 8, 2022, we filed an application in our NAFTA arbitration seeking permission to file an ancillary claim in connection with this latest shutdown of our remaining Mexico operations. On July 11, 2022, the NAFTA arbitration tribunal granted our application. The ancillary claim will be addressed as part of the pending arbitration, and it is expected that the NAFTA arbitration tribunal will issue a decision no earlier than 2023.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except unit and per unit data	2022	2021	2022	2021
Total revenues	$ 1,954.3	$ 1,361.0	$ 3,495.0	$ 2,429.4
Cost of revenues	1,508.1	962.6	2,780.1	1,801.8
Gross profit	$ 446.2	$ 398.4	$ 714.9	$ 627.6
Gross profit margin	22.8%	29.3%	20.5%	25.8%
Selling, administrative and general (SAG)	$ 134.4	$ 100.7	$ 253.4	$ 189.3
SAG as a percentage of total revenues	6.9%	7.4%	7.3%	7.8%
Gain on sale of property, plant &
equipment and businesses	$ 2.0	$ 0.2	$ 4.6	$ 117.4
Operating earnings	$ 307.6	$ 287.5	$ 454.5	$ 537.0
Interest expense, net	$ 38.7	$ 41.7	$ 74.7	$ 74.8
Earnings from continuing operations
before income taxes	$ 264.2	$ 254.1	$ 376.8	$ 476.4
Income tax expense	$ 63.7	$ 57.3	$ 82.4	$ 118.0
Effective tax rate from continuing operations	24.1%	22.5%	21.9%	24.8%
Earnings from continuing operations	$ 200.5	$ 196.8	$ 294.4	$ 358.4
Loss on discontinued operations,
net of income taxes	(13.1)	(1.5)	(14.9)	(2.4)
(Earnings) loss attributable to noncontrolling interest	(0.1)	0.0	(0.4)	0.0
Net earnings attributable to Vulcan	$ 187.3	$ 195.3	$ 279.1	$ 356.0
Diluted earnings (loss) per share attributable
to Vulcan
Continuing operations	$ 1.50	$ 1.47	$ 2.20	$ 2.69
Discontinued operations	(0.10)	(0.01)	(0.11)	(0.02)
Diluted net earnings per share attributable to Vulcan	$ 1.40	$ 1.46	$ 2.09	$ 2.67
EBITDA [1]	$ 445.8	$ 398.9	$ 735.1	$ 754.7
Adjusted EBITDA [1]	$ 450.2	$ 406.0	$ 744.1	$ 650.3
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	63,809	58,528	116,830	104,965
Freight-adjusted sales price	$ 16.25	$ 14.93	$ 15.91	$ 14.82
Asphalt Mix
Tons (thousands)	3,422	3,134	5,743	5,351
Average sales price	$ 69.42	$ 58.14	$ 67.25	$ 57.58
Ready-mixed concrete
Cubic yards (thousands)	2,831	731	5,331	1,344
Average sales price	$ 148.75	$ 130.61	$ 146.43	$ 131.03
Calcium
Tons (thousands)	49	71	103	145
Average sales price	$ 28.75	$ 27.64	$ 31.85	$ 27.64

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

second quarter 2022 Compared to second Quarter 2021

Second quarter 2022 total revenues were $1,954.3 million, up 44% from the second quarter of 2021. Shipments increased in aggregates (+9%), asphalt mix (+9%) and ready-mixed concrete (+287%). Likewise, gross profit increased in the Aggregates (+$28.6 million or 8%), Concrete (+$19.7 million or +191%) and Asphalt (+$0.1 million or less than 1%) segments. A 102% increase in the unit cost of diesel fuel increased costs by $40.3 million from the prior year’s second quarter with most ($32.2 million) of this cost increase reflected in the Aggregates segment.

Net earnings attributable to Vulcan for the second quarter of 2022 were $187.3 million, or $1.40 per diluted share, compared to $195.3 million, or $1.46 per diluted share, in the second quarter of 2021. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the second quarter of 2022 include:

▪pretax charges of $0.4 million associated with divested operations

▪pretax charges of $3.1 million associated with non-routine business development

▪pretax charges of $0.9 million for managerial restructuring (related to U.S. Concrete)

▪pretax charges of $15.3 million for a litigation matter included in discontinued operations

Net earnings attributable to Vulcan for the second quarter of 2021 include:

▪pretax charges of $0.4 million associated with divested operations

▪pretax charges of $5.5 million associated with non-routine business development

▪pretax charges of $1.3 million for COVID-19 pandemic direct incremental costs

▪pretax interest charges of $9.4 million related to financing the acquisition of U.S. Concrete

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $1.53 per diluted share for the second quarter of 2022 compared to $1.57 per diluted share in the second quarter of 2021.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2022 versus the second quarter of 2021 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2021	$ 254.1
Higher aggregates gross profit	28.6
Higher asphalt gross profit	0.1
Higher concrete gross profit	19.7
Lower calcium gross profit	(0.6)
Higher selling, administrative and general expenses	(33.7)
Higher gain on sale of property, plant & equipment and businesses	1.8
Lower interest expense, net	3.0
All other	(8.8)
Second quarter 2022	$ 264.2

Second quarter Aggregates segment sales increased 25%, while gross profit increased $28.6 million, or 8%, to $402.4 million ($6.31 per ton). Strong price growth and solid operational execution helped offset a $2.9 million unfavorable impact from selling acquired inventory after its markup to fair value, a $32.2 million unfavorable impact from significantly higher (102%) diesel fuel costs and inflationary pressures for many other parts and supplies. Cash gross profit per ton was $7.99 in the quarter compared to $7.83 in the prior year quarter. Excluding the impact of higher diesel fuel costs, cash gross profit per ton increased 9% to $8.50 per ton. Results in the second quarter were also negatively impacted by the unexpected and arbitrary shut down by the Mexican government of our Mexico operations in early May.

Total aggregates shipments were 63.8 million tons versus 58.5 million in last year’s second quarter, an increase of 9%. This increase reflects shipment contribution from acquisitions and construction activity consistent with our expectations. Same-store aggregates shipments increased 2%. Shipment activity was particularly good in many southeastern markets and Texas.

Price growth in the second quarter was widespread across our markets. Freight-adjusted pricing was $16.25 per ton, an increase of 8.8% ($1.32 per ton) over the prior year. Same-store freight-adjusted average sales price increased 9.0%, or

$1.35 per ton — excluding mix impact, aggregates price increased 9.6%. We expect this pricing momentum to continue throughout the remainder of the year as the second round of price increases gains traction across our markets.

Freight-adjusted unit cash cost of sales increased 16%, or $1.16 per ton, as compared to the prior year’s second quarter. Excluding the impact of higher diesel fuel costs and the impact of selling acquired inventory, cash cost of sales increased 8%, or $0.60 per ton.

Overall, non-aggregates segments gross profit of $43.8 million was $19.2 million higher than the prior year’s second quarter.

Asphalt segment gross profit of $13.6 million was up $0.1 million from the prior year’s second quarter. Asphalt pricing increased 19.4%, or $11.28 per ton, helping offset a 42% ($29.5 million) increase in the average price paid for liquid asphalt as well as a $3.8 million year-over-year increase in natural gas cost. Asphalt volumes increased 9% overall driven by growth in Arizona, California, and Texas, three of our largest asphalt markets. Strong price growth through the first half of the year (up 16.8%, or $9.67 per ton, year-over-year) helped preserve unit material margins (selling price per ton less cost of raw materials per ton) despite sharp increases in liquid asphalt as well as higher prices for aggregates supplied by our Aggregates segment.

Concrete segment gross profit was $30.0 million for the second quarter compared to $10.3 million in the prior year. Concrete results benefited from the contribution of U.S. Concrete operations as well as strong price growth in our legacy operations. Material unit margins improved as higher selling prices helped offset higher raw materials costs, including aggregates supplied by our Aggregates segment. Segment results were negatively impacted by higher diesel prices and the availability of truck drivers and cement in certain markets.

Calcium segment gross profit of $0.2 million was $0.6 million lower than the prior year quarter.

SAG expenses were $134.4 million in the quarter, or 6.9% of total revenues, and included overhead expenses associated with U.S. Concrete that were not in the prior year’s quarter. Additionally, increased routine business development activities and more normalized travel expenses, due in part to integration activities, contributed to the year-over-year increase. Trailing-twelve months SAG expenses were 7.3% of total revenues, down 0.3 percentage points (30 basis points) from the comparable prior year amount.

Other operating expense, which has an approximate run-rate of $12.0 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$6.2 million in second quarter 2022 — includes discrete items as follows:

▪$0.4 million of charges associated with divested operations

▪$0.2 million of non-routine business development charges (excludes items included in cost of goods sold)

▪$0.9 million for managerial restructuring (related to U.S. Concrete)

▪$10.4 million in second quarter 2021 — includes discrete items as follows:

▪$0.4 million of charges associated with divested operations

▪$5.5 million of non-routine business development charges

▪$1.3 million for COVID-19 pandemic direct incremental costs

Other nonoperating income (expense) was a net expense of $4.7 million for the second quarter of 2022 and was unfavorable by $13.0 million from the second quarter of 2021. This unfavorable variance resulted primarily from unfavorable Rabbi Trust gains/losses and benefit plan costs of $6.3 million and $3.4 million, respectively.

Net interest expense was $38.7 million in the second quarter of 2022 compared to $41.7 million in the second quarter of 2021. The prior year quarter included $9.4 million of interest expense related to financing the acquisition of U.S. Concrete (see Note 7 to the condensed consolidated financial statements).

Income tax expense from continuing operations was $63.7 million in the second quarter of 2022 compared to $57.3 million in the second quarter of 2021. The increase in tax expense was primarily related to an increase in pretax earnings in 2022 and an increase in our reserve for uncertain tax positions.

Earnings attributable to Vulcan from continuing operations were $1.50 per diluted share in the second quarter of 2022 compared to $1.47 per diluted share in the second quarter of 2021.

Discontinued Operations — Second quarter pretax loss from discontinued operations was $17.6 million in 2022 compared with a pretax loss of $1.9 million in 2021. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business while the second quarter of 2022 includes an additional charge for a litigation matter. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

year-to-date june 30, 2022 Compared to year-to-date june 30, 2021

Total revenues for the first six months of 2022 were $3,495.0 million, up 44% from the first six months of 2021. Shipments increased in aggregates (+11%), asphalt mix (+7%) and ready-mixed concrete (+297%). Gross profit increased in the Aggregates (+$47.7 million or 8%), Asphalt (+$0.2 million or 1%) and Concrete (+$40.1 million or 222%) segments. An 83% increase in the unit cost of diesel fuel increased costs by $60.9 million from the first half of 2021 with most ($48.5 million) of this cost increase reflected in the Aggregates segment.

Net earnings attributable to Vulcan for the first six months of 2022 were $279.1 million, or $2.09 per diluted share, compared to $356.0 million, or $2.67 per diluted share, in the first six months of 2021. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the first six months of 2022 include:

▪pretax charges of $0.7 million associated with divested operations

▪pretax charges of $5.6 million associated with non-routine business development

▪pretax charges of $2.7 million for managerial restructuring (related to U.S. Concrete)

▪pretax charges of $15.3 million for a litigation matter included in discontinued operations

Net earnings attributable to Vulcan for the first six months of 2021 include:

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

▪pretax charges of $0.7 million associated with divested operations

▪pretax charges of $5.9 million associated with non-routine business development

▪pretax charges of $3.8 million for COVID-19 pandemic direct incremental costs

▪pretax interest charges of $9.4 million related to financing the acquisition of U.S. Concrete

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $2.25 per diluted share for the first half of 2022 compared to $2.26 per diluted share in the first half of 2021.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2022 versus year-to-date June 30, 2021 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2021	$ 476.4
Higher aggregates gross profit	47.7
Higher asphalt gross profit	0.2
Higher concrete gross profit	40.1
Lower calcium gross profit	(0.7)
Higher selling, administrative and general expenses	(64.1)
Lower gain on sale of property, plant & equipment and businesses	(112.8)
Lower interest expense, net	0.1
All other	(10.1)
Year-to-date June 30, 2022	$ 376.8

First half 2022 Aggregates segment sales of $2,523.0 million were up 25% while aggregates shipments increased 11%, or 11.9 million tons, compared to the prior year. Same-store aggregates shipments increased 4.5%, or 4.7 million tons. Freight-adjusted average sales price for aggregates increased 7.4%, or $1.09 per ton, versus the first half of 2021. Same-store freight-adjusted average sales price increased 7.8%, or $1.15 per ton — excluding mix impact, aggregates price increased 8.3%.

Aggregates segment gross profit was $645.2 million ($5.52 per ton) versus $597.5 million ($5.69 per ton) in the first half of 2021. Cash gross profit per ton increased 1% from the prior year’s first half to $7.33 per ton. First half 2022 freight-adjusted unit cost of sales increased 14%, or $1.26 per ton, versus the prior year. The average unit cost of diesel fuel increased 83% versus the first half of 2021, decreasing Aggregates segment gross profit by $48.5 million or $0.41 per ton. Additionally, first half results were negatively impacted by the aforementioned shut down by the Mexican government of our Mexico operations in early May.

On a trailing-twelve months basis, Aggregates segment gross profit margin as a percentage of segment sales excluding freight & delivery decreased 2.2 percentage points (220 basis points) to 36.1%.

Asphalt segment gross profit of $10.7 million was up $0.2 million from the first six months of 2021. Asphalt mix shipments increased 7% while average unit selling prices increased 16.8%, or $9.67 per ton. Compared to the prior year’s first half, asphalt mix unit material margins only decreased 1% despite a 39% increase in the average unit cost for liquid asphalt.

Concrete segment gross profit was $58.2 million for the first six months of 2022, an increase of $40.1 million from the prior year period. Ready-mixed concrete shipments increased 297% (flat same-store) while the average sales price increased 11.8% and the unit material margins increased 18%.

Calcium segment’s gross profit of $0.8 million was down $0.7 million compared to the first half of 2021.

SAG expenses were $253.4 million versus $189.3 million in the prior year’s first half reflecting a 0.5 percentage point (50 basis point) decrease as a percentage of total revenues. The current year included overhead expenses associated with U.S. Concrete that were not in the prior year’s first half.

Gain on sale of property, plant & equipment and businesses was $4.6 million in the first half of 2022 versus $117.4 million in the first half of 2021. The 2021 amount includes the aforementioned net pretax gain of $114.7 million from the sale of a reclaimed quarry in Southern California.

Other operating expense, which has an approximate run-rate of $12 million a year (exclusive of discrete items), is composed primarily of idle facilities expense, environmental remediation costs, property abandonments and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$11.6 million in first half of 2022 — includes discrete items as follows:

▪$0.7 million of charges associated with divested operations

▪$0.2 million of non-routine business development charges (excludes items included in cost of goods sold)

▪$2.7 million for managerial restructuring (related to U.S. Concrete)

▪$18.7 million in first half of 2021 — includes discrete items as follows:

▪$0.7 million of charges associated with divested operations

▪$5.9 million of non-routine business development charges

▪$3.8 million for COVID-19 pandemic direct incremental costs

Other nonoperating income (expense) was a net expense of $3.0 million for the first half of 2022, unfavorable by $17.2 million from the first half of 2021. This unfavorable variance resulted primarily from unfavorable Rabbi Trust gains/losses and benefit plan costs of $9.5 million and $7.3 million, respectively.

Net interest expense was $74.7 million in the first half of 2022 compared to $74.8 million in the first half of 2021. The 2022 expense factored in a higher debt level resulting from financing the acquisition of U.S Concrete while 2021 included $9.4 million of interest expense related to financing the acquisition of U.S. Concrete (see Note 7 to the condensed consolidated financial statements).

Income tax expense from continuing operations was $82.4 million in the first half of 2022 compared to $118.0 million in the first half of 2021. The decrease in tax expense was primarily related to a decrease in pretax earnings in 2022 and the 2021 increase in the valuation allowance against the Alabama net operating loss (NOL).

Earnings attributable to Vulcan from continuing operations were $2.20 per diluted share in the first half of 2022 compared to $2.69 per diluted share in the first half of 2021.

Discontinued Operations — First half pretax loss from discontinued operations was $20.0 million in 2022 compared with a loss of $3.4 million in 2021. Both periods include charges/credits related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business while 2022 includes an additional charge for a litigation matter. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

KNOWN TRENDS OR UNCERTAINTIES

Inflationary pressures and labor constraints are trends continuing to impact our operations in 2022. Although inflationary pressures can create short- to medium-term headwinds, the combination of inflation and improving visibility of demand has created and may continue to create a favorable environment for price increases. Additionally, labor constraints (especially truck drivers) have caused delays and inefficiencies in our operations as well as those of our customers. If labor constraints continue and demand remains strong, our operations may proceed at a slower pace, which may effectively extend the recovery while allowing us the opportunity to compound price, control costs and grow earnings.

Further, recently, the Mexican government has taken actions adverse to our operations in that country. On May 5, 2022, Mexican government officials presented employees at our SAC TUN subsidiary in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to our SAC TUN subsidiary and began a proceeding that could result in the revocation of that permit. We strongly believe that the actions taken by Mexico are arbitrary and illegal. We have sought injunctive relief in Mexico that, if granted and complied with, would enable us to resume normal operations including the extraction, processing and export of materials. We intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law, and resume normal operations as soon as permitted. Our second quarter results included an approximate $20 million impact from this shutdown while our full year 2022 Outlook includes a potential EBITDA impact of $80 million to $100 million should we be unable to fully operate in Mexico for the balance of 2022.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2022	2021	2022	2021
Aggregates segment
Segment sales	$ 1,401.8	$ 1,125.4	$ 2,523.0	$ 2,020.3
Less
Freight & delivery revenues [1]	336.0	234.9	608.3	432.1
Other revenues	29.2	16.5	55.4	33.1
Freight-adjusted revenues	$ 1,036.6	$ 874.0	$ 1,859.3	$ 1,555.1
Unit shipments - tons	63.8	58.5	116.8	105.0
Freight-adjusted sales price	$ 16.25	$ 14.93	$ 15.91	$ 14.82

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	June 30		June 30
dollars in millions	2022	2021	2022	2021
Aggregates segment
Gross profit	$ 402.4	$ 373.8	$ 1,343.4	$ 1,211.4
Segment sales	$ 1,401.8	$ 1,125.4	$ 4,847.7	$ 4,025.7
Gross profit margin	28.7%	33.2%	27.7%	30.1%
Incremental gross profit margin	10.3%		16.1%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	June 30		June 30
dollars in millions	2022	2021	2022	2021
Aggregates segment
Gross profit	$ 402.4	$ 373.8	$ 1,343.4	$ 1,211.4
Segment sales	$ 1,401.8	$ 1,125.4	$ 4,847.7	$ 4,025.7
Less: Freight & delivery revenues [1]	336.0	234.9	1,128.2	862.4
Segment sales excluding freight & delivery	$ 1,065.8	$ 890.5	$ 3,719.5	$ 3,163.3
Gross profit margin excluding freight & delivery	37.8%	42.0%	36.1%	38.3%
Incremental gross profit flow-through rate	16.3%		23.7%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

cash gross profit

GAAP does not define “cash gross profit,” and it should not be considered as an alternative to earnings measures defined by GAAP. We and the investment community use this metric to assess the operating performance of our business. Additionally, we present this metric as we believe that it closely correlates to long-term shareholder value. We do not use this metric as a measure to allocate resources. Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization to gross profit. Aggregates segment cash gross profit per ton is computed by dividing Aggregates segment cash gross profit by tons shipped. Aggregates segment cash cost of sales per ton is computed by subtracting Aggregates segment cash gross profit per ton from Aggregates segment freight-adjusted sales price. Reconciliation of these metrics to their nearest GAAP measures are presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2022	2021	2022	2021
Aggregates segment
Gross profit	$ 402.4	$ 373.8	$ 645.2	$ 597.5
Depreciation, depletion, accretion and amortization	107.3	84.3	210.9	165.1
Aggregates segment cash gross profit	$ 509.7	$ 458.1	$ 856.1	$ 762.6
Unit shipments - tons	63.8	58.5	116.8	105.0
Aggregates segment gross profit per ton	$ 6.31	$ 6.39	$ 5.52	$ 5.69
Aggregates segment cash gross profit per ton	$ 7.99	$ 7.83	$ 7.33	$ 7.27
Aggregates segment freight-adjusted sales price	$ 16.25	$ 14.93	$ 15.91	$ 14.82
Aggregates segment cash cost of sales per ton	$ 8.26	$ 7.10	$ 8.58	$ 7.55
Asphalt segment
Gross profit	$ 13.6	$ 13.5	$ 10.7	$ 10.5
Depreciation, depletion, accretion and amortization	8.5	9.1	17.1	18.2
Asphalt segment cash gross profit	$ 22.1	$ 22.6	$ 27.8	$ 28.7
Concrete segment
Gross profit	$ 30.0	$ 10.3	$ 58.2	$ 18.1
Depreciation, depletion, accretion and amortization	20.7	4.0	41.8	8.0
Concrete segment cash gross profit	$ 50.7	$ 14.3	$ 100.0	$ 26.1
Calcium segment
Gross profit	$ 0.2	$ 0.8	$ 0.8	$ 1.5
Depreciation, depletion, accretion and amortization	0.1	0.0	0.1	0.1
Calcium segment cash gross profit	$ 0.3	$ 0.8	$ 0.9	$ 1.6

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

	Three Months Ended		Six Months Ended		Trailing-Twelve Months
	June 30		June 30		June 30
in millions	2022	2021	2022	2021	2022	2021
Net earnings attributable to Vulcan	$ 187.3	$ 195.3	$ 279.1	$ 356.0	$ 594.0	$ 670.3
Income tax expense	63.7	57.3	82.4	118.0	164.6	200.2
Interest expense, net of interest income	38.7	41.7	74.7	74.8	147.6	144.5
Loss on discontinued operations, net of tax	13.1	1.5	14.9	2.4	15.7	5.2
Depreciation, depletion, accretion and amortization	143.0	103.1	284.0	203.5	543.5	405.3
EBITDA	$ 445.8	$ 398.9	$ 735.1	$ 754.7	$ 1,465.3	$ 1,425.5
Gain on sale of real estate and businesses, net	$ 0.0	$ 0.0	$ 0.0	$ (114.7)	$ 0.0	$ (114.7)
Charges associated with divested operations	0.4	0.4	0.7	0.7	1.5	6.8
Business development [1]	3.1	5.5	5.6	5.9	38.7	15.7
COVID-19 direct incremental costs	0.0	1.3	0.0	3.8	9.6	8.9
Pension settlement charge	0.0	0.0	0.0	0.0	12.1	22.7
Restructuring charges	0.9	0.0	2.7	0.0	17.7	0.0
Adjusted EBITDA	$ 450.2	$ 406.0	$ 744.1	$ 650.3	$ 1,545.1	$ 1,365.0

[1]	Represents non-routine charges or gains associated with acquisitions and dispositions.

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	June 30
in millions	2022	2021
Debt
Current maturities of long-term debt	$ 0.5	$ 15.4
Short-term debt	176.0	0.0
Long-term debt	3,873.7	2,769.9
Total debt	$ 4,050.2	$ 2,785.3
Less: Cash and cash equivalents and restricted cash	123.7	968.4
Net debt	$ 3,926.5	$ 1,816.9
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,545.1	$ 1,365.0
Total debt to TTM Adjusted EBITDA	2.6x	2.0x
Net debt to TTM Adjusted EBITDA	2.5x	1.3x

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$ 1.40	$ 1.46	$ 2.09	$ 2.67
Less: Discontinued operations	(0.10)	(0.01)	(0.11)	(0.02)
Diluted EPS attributable to Vulcan from continuing
operations	$ 1.50	$ 1.47	$ 2.20	$ 2.69
Items included in Adjusted EBITDA above	$ 0.03	$ 0.05	$ 0.05	$ (0.58)
AL NOL carryforward valuation allowance	0.00	0.00	0.00	0.10
Acquisition financing interest costs	0.00	0.05	0.00	0.05
Adjusted diluted EPS attributable to Vulcan from
continuing operations	$ 1.53	$ 1.57	$ 2.25	$ 2.26

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

	Trailing-Twelve Months
	June 30
dollars in millions	2022	2021
Adjusted EBITDA	$ 1,545.1	$ 1,365.0
Average invested capital
Property, plant & equipment, net	$ 5,385.6	$ 4,376.3
Goodwill	3,599.0	3,172.1
Other intangible assets	1,640.0	1,112.6
Fixed and intangible assets	$ 10,624.6	$ 8,661.0
Current assets	$ 1,835.5	$ 2,153.2
Less: Cash and cash equivalents	320.6	991.9
Less: Current tax	46.2	19.2
Adjusted current assets	1,468.7	1,142.2
Current liabilities	833.5	864.3
Less: Current maturities of long-term debt	7.5	311.2
Less: Short-term debt	55.2	0.0
Adjusted current liabilities	770.8	553.2
Adjusted net working capital	$ 697.9	$ 589.0
Average invested capital	$ 11,322.5	$ 9,250.0
Return on invested capital	13.6%	14.8%

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

0

2022 Projected
in millions	Mid-point
Net earnings attributable to Vulcan	$ 720
Income tax expense	200
Interest expense, net of interest income	165
Depreciation, depletion, accretion and amortization	565
Projected EBITDA	$ 1,650

Because GAAP financial measures on a forward-looking basis are not accessible, and reconciling information is not available without unreasonable effort, we have not provided reconciliations for forward-looking non-GAAP measures, other than the reconciliation of Projected EBITDA as noted above. For the same reasons, we are unable to address the probable significance of the unavailable information, which could be material to future results.

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our June 30, 2022 cash and cash equivalents and restricted cash balances of $123.7 million is $3.0 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Six Months Ended
	June 30
in millions	2022	2021
Net earnings	$ 279.5	$ 356.0
Depreciation, depletion, accretion and amortization (DDA&A)	284.0	203.5
Noncash operating lease expense	31.3	20.9
Net gain on sale of property, plant & equipment and businesses	(4.6)	(117.4)
Contributions to pension plans	(3.9)	(4.1)
Deferred tax expense	6.6	41.1
Other operating cash flows, net [1]	(267.4)	(102.1)
Net cash provided by operating activities	$ 325.5	$ 397.9

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $325.5 million during the six months ended June 30, 2022, a $72.4 million decrease compared to the same period of 2021.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 46.5 days at June 30, 2022 compared to 41.7 days at June 30, 2021. Additionally, our over 90 day balance of $39.1 million at June 30, 2022 was up from the $10.0 million at June 30, 2021. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

cash from investing activities

Net cash used for investing activities was $468.7 million during the first six months of 2022, a $467.2 million increase in cash used compared to cash used of $1.5 million in the same period of 2021. During the first six months of 2022, we invested $290.6 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $192.2 million in the prior year period. Of this $290.6 million, $90.7 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities. In the first six months of 2022, proceeds from the sale of property, plant & equipment were down $180.5 million from the first six months of 2021. In 2021, we sold reclaimed real estate in Southern California for net cash proceeds of $182.3 million. Additionally, during the first half of 2022 we acquired businesses for $188.1 million of cash consideration as compared to no business acquisitions in the same period of 2021 (see Note 16 to the condensed consolidated financial statements).

cash from financing activities

Net cash provided by financing activities in the first six months of 2022 was $25.4 million, compared to cash used of $626.0 million in the same period of 2021. The current year includes a $176.0 million net draw on our line of credit (see Note 7 to the condensed consolidated financial statements). The prior year period includes cash paid to retire the $500.0 million floating rate notes due March 2021 and $13.3 million of financing costs for a bridge facility commitment and delayed draw term loan.

Additionally, capital returned to our shareholders increased by $8.1 million as a result of higher dividends ($0.80 per share compared to $0.74 per share).

debt

Certain debt measures are presented below:

	June 30	December 31	June 30
dollars in millions	2022	2021	2021
Debt
Current maturities of long-term debt	$ 0.5	$ 5.2	$ 15.4
Short-term debt	176.0	0.0	0.0
Long-term debt	3,873.7	3,874.8	2,769.9
Total debt	$ 4,050.2	$ 3,880.0	$ 2,785.3
Capital
Total debt	$ 4,050.2	$ 3,880.0	$ 2,785.3
Total equity	6,744.2	6,567.7	6,293.1
Total capital	$ 10,794.4	$ 10,447.7	$ 9,078.4
Total Debt as a Percentage of Total Capital	37.5%	37.1%	30.7%
Weighted-average Effective Interest Rates
Line of credit [1]	1.125%	1.125%	1.125%
Term debt	4.05%	3.68%	4.63%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	69.0%	72.1%	100.0%
Floating-rate debt	31.0%	27.9%	0.0%

[1]	Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

At June 30, 2022, total debt to trailing-twelve months Adjusted EBITDA was 2.6 times (2.5 times on a net debt basis reflecting $123.7 million of cash on hand). Our weighted-average debt maturity was 11.4 years.

bridge facility, delayed draw term loan and line of credit

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan with a subset of the banks that provide our line of credit and terminated the bridge facility commitment. The delayed draw term loan was drawn in August 2021 for $1,600.0 million upon the acquisition of U.S. Concrete and was paid down to $1,100.0 million in September 2021 (amounts repaid are no longer available for borrowing). In March 2022, the delayed draw term loan was amended to extend the maturity date from August 2024 to August 2026. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of June 30, 2022, we were in compliance with the delayed draw term loan covenants. Borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. Financing costs for the bridge facility commitment and the delayed draw term loan facility totaled $13.3 million, $9.4 million of which was recognized as interest expense in the second quarter of 2021.

Our unsecured $1,000.0 million line of credit was amended in March 2022 to extend the maturity date from September 2025 to September 2026. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2022, we were in compliance with the line of credit covenants, the margin for the Secured Overnight Financing Rate (SOFR) borrowings was 1.125%, the margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

As of June 30, 2022, our available borrowing capacity under the line of credit was $745.9 million. Utilization of the borrowing capacity was as follows:

▪$176.0 million was borrowed

▪$78.1 million was used to support standby letters of credit

TERM DEBT

Essentially all of our $3,941.9 million (face value) of term debt (which includes the $1,100.0 million delayed draw term loan) is unsecured. $2,840.2 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. As of June 30, 2022, we were in compliance with all term debt covenants.

In August 2021, we assumed $434.5 million (fair value) of senior notes due 2029 in connection with the acquisition of U.S. Concrete and retired these notes in September 2021.

CURRENT MATURITIES of long-term debt

The $0.5 million of current maturities of long-term debt as of June 30, 2022 is due as follows:

Current
in millions	Maturities
Third quarter 2022	$0.0
Fourth quarter 2022	0.0
First quarter 2023	0.5
Second quarter 2023	0.0

debt ratings

Our debt ratings and outlooks as of June 30, 2022 are as follows:

	Rating/Outlook	Date	Description
Senior Unsecured Term Debt
Fitch	BBB/stable	2/22/2021	rating revised
Moody's	Baa2/stable	11/9/2020	rating revised
Standard & Poor's	BBB+/stable	2/28/2020	rating revised

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in millions	2022	2021	2021
Common stock shares at January 1,
issued and outstanding	132.7	132.5	132.5
Common Stock Issuances
Share-based compensation plans	0.2	0.2	0.2
Common Stock Purchases
Purchased and retired	0.0	0.0	0.0
Common stock shares at end of period,
issued and outstanding	132.9	132.7	132.7

As of June 30, 2022, there were 8,064,851 shares remaining under the February 2017 Board of Directors’ share purchase authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in millions, except average cost	2022	2021	2021
Shares Purchased and Retired
Number	0.0	0.0	0.0
Total purchase price	$ 0.0	$ 0.0	$ 0.0
Average cost per share	$ 0.00	$ 0.00	$ 0.00

There were no shares held in treasury as of June 30, 2022, December 31, 2021 and June 30, 2021.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2022.

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

At June 30, 2022, the estimated fair value of our long-term debt including current maturities was $3,792.9 million compared to a face value of $3,941.9 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.3 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Excluding the U.S. Concrete acquisition noted below, no material changes were made during the second quarter of 2022 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

On August 26, 2021, we completed our acquisition of U.S. Concrete, which operated under its own set of systems and internal controls. Subsequent to the acquisition, we began the process of integrating certain of U.S. Concrete’s processes to our internal control over financial reporting environment. This integration will continue during the first year of the business combination.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 8 to the condensed consolidated financial statements and Part II. Item 1 of our quarterly Report on Form 10-Q for the quarter ended March 31, 2022. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

Other than the risk factor set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

We are subject to various risks arising from our international business operations and relationships, which could adversely affect our business — We have international operations and are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the FCPA). We face political and other risks, including legal risks for failure to comply with the FCPA, associated with our international operations, including our largest aggregates production facility located in Playa del Carmen, Mexico and our newly acquired aggregates production facility in British Columbia, Canada. These risks have included and may in the future include changes in international trade policies, such as the United States - Mexico - Canada Agreement (USMCA), imposition of duties, taxes or government royalties, arbitrary changes to permits, zoning classifications or operating agreements, or overt acts by foreign governments, including expropriations and other forms of takings of property. Recently, the Mexican government has taken actions that adversely affect our operations in that country (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Trends or Uncertainties). We strongly believe that the actions taken by Mexico are arbitrary and illegal. We intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law, and resume normal operations as soon as permitted.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended June 30, 2022 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2022
Apr 1 - Apr 30	0	$ 0.00	0	8,064,851
May 1 - May 31	0	$ 0.00	0	8,064,851
June 1 - June 30	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of June 30, 2022, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the second quarter of 2022.

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
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date August 5, 2022	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date August 5, 2022	/s/ Suzanne H. Wood Suzanne H. Wood Senior Vice President and Chief Financial Officer (Principal Financial Officer)