Form 10-Q
period 2022-09-30
Vulcan Materials CO
filed 2022-11-03
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

                    Class

Shares outstanding       at October 24, 2022

Common Stock, $1 Par Value

132,906,866

9

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2022 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
	Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	53
	Item 1A.	Risk Factors	53
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
	Item 4.	Mine Safety Disclosures	54
	Item 6.	Exhibits	54
		Signatures	55

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	September 30	December 31	September 30
in millions	2022	2021	2021
Assets
Cash and cash equivalents	$ 122.4	$ 235.0	$ 135.7
Restricted cash	24.5	6.5	0.7
Accounts and notes receivable
Accounts and notes receivable, gross	1,223.6	849.0	948.3
Allowance for credit losses	(11.0)	(10.3)	(10.1)
Accounts and notes receivable, net	1,212.6	838.7	938.2
Inventories
Finished products	403.3	418.0	411.9
Raw materials	64.9	59.9	58.2
Products in process	5.6	4.2	3.8
Operating supplies and other	68.2	39.2	38.3
Inventories	542.0	521.3	512.2
Other current assets	140.8	95.1	131.6
Assets held for sale	291.1	0.0	0.0
Total current assets	2,333.4	1,696.6	1,718.4
Investments and long-term receivables	33.1	34.1	34.1
Property, plant & equipment
Property, plant & equipment, cost	11,133.6	10,444.4	10,362.8
Allowances for depreciation, depletion & amortization	(5,148.3)	(4,897.6)	(4,815.9)
Property, plant & equipment, net	5,985.3	5,546.8	5,546.9
Operating lease right-of-use assets, net	574.2	691.4	656.9
Goodwill	3,704.5	3,696.7	3,674.8
Other intangible assets, net	1,708.3	1,749.0	1,819.8
Other noncurrent assets	277.0	268.0	237.1
Total assets	$ 14,615.8	$ 13,682.6	$ 13,688.0
Liabilities
Current maturities of long-term debt	0.5	5.2	12.2
Short-term debt	312.0	0.0	0.0
Trade payables and accruals	484.2	365.5	410.3
Other current liabilities	454.7	398.6	454.2
Liabilities held for sale	111.1	0.0	0.0
Total current liabilities	1,362.5	769.3	876.7
Long-term debt	3,874.2	3,874.8	3,874.1
Deferred income taxes, net	1,073.0	1,005.9	1,053.4
Deferred revenue	161.7	167.1	168.1
Noncurrent operating lease liabilities	549.8	642.5	622.3
Other noncurrent liabilities	715.7	655.3	644.3
Total liabilities	$ 7,736.9	$ 7,114.9	$ 7,238.9
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares,
Outstanding 132.9, 132.7 and 132.7 shares, respectively	132.9	132.7	132.7
Capital in excess of par value	2,826.9	2,816.5	2,810.3
Retained earnings	4,045.3	3,748.5	3,659.6
Accumulated other comprehensive loss	(149.4)	(152.7)	(176.5)
Total shareholders' equity	6,855.7	6,545.0	6,426.1
Noncontrolling interest	23.2	22.7	23.0
Total equity	$ 6,878.9	$ 6,567.7	$ 6,449.1
Total liabilities and equity	$ 14,615.8	$ 13,682.6	$ 13,688.0
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited	September 30		September 30
in millions, except per share data	2022	2021	2022	2021
Total revenues	$ 2,088.3	$ 1,516.5	$ 5,583.3	$ 3,945.9
Cost of revenues	1,595.4	1,122.4	4,375.5	2,924.2
Gross profit	492.9	394.1	1,207.8	1,021.7
Selling, administrative and general expenses	135.3	103.8	388.7	293.1
Gain on sale of property, plant & equipment
and businesses	23.8	2.9	28.4	120.3
Loss on impairments	(67.8)	0.0	(67.8)	(4.6)
Other operating expense, net	(8.2)	(30.8)	(19.8)	(44.9)
Operating earnings	305.4	262.4	759.9	799.4
Other nonoperating income (expense), net	1.3	3.1	(1.7)	17.3
Interest expense, net	46.1	36.8	120.8	111.6
Earnings from continuing operations
before income taxes	260.6	228.7	637.4	705.1
Income tax expense	82.3	51.7	164.6	169.7
Earnings from continuing operations	178.3	177.0	472.8	535.4
Loss on discontinued operations, net of tax	(1.2)	(0.2)	(16.1)	(2.7)
Net earnings	177.1	176.8	456.7	532.7
(Earnings) loss attributable to noncontrolling interest	0.0	0.1	(0.5)	0.2
Net earnings attributable to Vulcan	$ 177.1	$ 176.9	$ 456.2	$ 532.9
Other comprehensive income (loss), net of tax
Amortization of prior cash flow hedge loss	0.4	0.4	1.1	1.1
Amortization of actuarial loss and prior service
cost for benefit plans	0.7	1.2	2.2	3.7
Other comprehensive income	1.1	1.6	3.3	4.8
Comprehensive income	178.2	178.4	460.0	537.5
Comprehensive (earnings) loss attributable to
noncontrolling interest	0.0	0.1	(0.5)	0.2
Comprehensive income attributable to Vulcan	$ 178.2	$ 178.5	$ 459.5	$ 537.7
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$ 1.34	$ 1.33	$ 3.55	$ 4.03
Discontinued operations	(0.01)	0.00	(0.12)	(0.02)
Net earnings	$ 1.33	$ 1.33	$ 3.43	$ 4.01
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 1.33	$ 1.33	$ 3.54	$ 4.01
Discontinued operations	0.00	(0.01)	(0.12)	(0.02)
Net earnings	$ 1.33	$ 1.32	$ 3.42	$ 3.99
Weighted-average common shares outstanding
Basic	133.0	132.8	133.0	132.8
Assuming dilution	133.6	133.5	133.6	133.5
Effective tax rate from continuing operations	31.6%	22.6%	25.8%	24.1%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited	September 30
in millions	2022	2021
Operating Activities
Net earnings	$ 456.7	$ 532.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	435.0	321.0
Loss on impairments	67.8	4.6
Noncash operating lease expense	46.6	32.7
Net gain on sale of property, plant & equipment and businesses	(28.4)	(120.3)
Contributions to pension plans	(5.8)	(6.0)
Share-based compensation expense	27.9	25.2
Deferred tax expense	35.4	71.4
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(295.5)	(144.6)
Other, net	8.6	8.1
Net cash provided by operating activities	$ 748.3	$ 724.8
Investing Activities
Purchases of property, plant & equipment	(450.4)	(318.6)
Proceeds from sale of property, plant & equipment	37.8	192.4
Payment for businesses acquired, net of acquired cash	(528.0)	(1,634.5)
Other, net	(0.1)	0.1
Net cash used for investing activities	$ (940.7)	$ (1,760.6)
Financing Activities
Proceeds from short-term debt	1,288.2	0.0
Payment of short-term debt	(976.2)	0.0
Payment of current maturities and long-term debt	(557.6)	(1,444.0)
Proceeds from issuance of long-term debt	550.0	1,600.0
Debt issuance and exchange costs	(2.9)	(13.3)
Payment of finance leases	(27.0)	(4.8)
Dividends paid	(159.5)	(147.3)
Share-based compensation, shares withheld for taxes	(17.4)	(15.8)
Other, net	0.2	(0.6)
Net cash provided by (used for) financing activities	$ 97.8	$ (25.8)
Net decrease in cash and cash equivalents and restricted cash	(94.6)	(1,061.6)
Cash and cash equivalents and restricted cash at beginning of year	241.5	1,198.0
Cash and cash equivalents and restricted cash at end of period	$ 146.9	$ 136.4
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the statements.

notes to condensed consolidated financial statements

Note 1: summary of significant accounting policies

NATURE OF OPERATIONS

Vulcan Materials Company (the “Company” or “Vulcan”), a New Jersey corporation, is the nation’s largest supplier of construction aggregates (primarily crushed stone, sand and gravel), a major producer of asphalt mix and ready-mixed concrete, and a supplier of construction paving services.

We operate primarily in the United States, and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve aggregates markets in twenty-two states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; Puerto Cortés, Honduras; and Quintana Roo, Mexico (see Note 8, NAFTA Arbitration). Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our Alabama, Arizona, California, Maryland, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, U.S. Virgin Islands, Washington D.C. and Bahamas markets.

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

Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, particularly in light of the uncertainty over the economic and operational impacts of the current conflict between Russia and Ukraine. Construction activity continues to be impacted by capacity constraints (including supply chain bottlenecks, labor shortages and transportation availability) and cost inflation. Additionally, period-over-period comparisons are significantly impacted by our August 2021 acquisition of U.S. Concrete (see Note 16).

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after September 30, 2022 will be reflected in management’s estimates for future periods.

NONCONTROLLING INTEREST

In connection with our August 2021 U.S. Concrete acquisition, we obtained an 88% controlling interest in the Orca Sand and Gravel Limited Partnership (Orca). Orca was formed to develop the Orca quarry in British Columbia, Canada. The remaining 12% noncontrolling interest is held by the Namgis First Nation (Namgis). This noncontrolling interest consists of the Namgis’ share of the fair value equity in the partnership. Our condensed consolidated financial statements recognize the full fair value of all of the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Discontinued Operations
Pretax loss	$ (1.6)	$ (0.3)	$ (21.7)	$ (3.6)
Income tax benefit	0.4	0.1	5.6	0.9
Loss on discontinued operations,
net of tax	$ (1.2)	$ (0.2)	$ (16.1)	$ (2.7)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Weighted-average common shares
outstanding	133.0	132.8	133.0	132.8
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.2	0.3	0.2	0.3
Other stock compensation awards	0.4	0.4	0.4	0.4
Weighted-average common shares
outstanding, assuming dilution	133.6	133.5	133.6	133.5

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

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2022 presentation.

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

		September 30	December 31	September 30
dollars in millions	Classification on the Balance Sheet	2022	2021	2021
Assets [1]
Operating lease ROU assets		$ 778.8	$ 771.1	$ 728.8
Accumulated amortization		(89.6)	(79.7)	(71.9)
Operating leases, net	Operating lease right-of-use assets, net	689.2	691.4	656.9
Finance lease assets		111.2	129.2	125.6
Accumulated depreciation		(12.6)	(8.8)	(5.0)
Finance leases, net	Property, plant & equipment, net	98.6	120.4	120.6
Total lease assets		$ 787.8	$ 811.8	$ 777.5
Liabilities [1]
Current
Operating	Other current liabilities	$ 51.9	$ 49.2	$ 48.7
Finance	Other current liabilities	27.7	35.4	38.4
Noncurrent
Operating	Noncurrent operating lease liabilities	643.3	642.5	622.3
Finance	Other noncurrent liabilities	45.9	60.5	63.2
Total lease liabilities		$ 768.8	$ 787.6	$ 772.6
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		20.1	21.0	21.0
Finance leases		3.1	3.3	3.4
Weighted-average discount rate
Operating leases		3.7%	3.8%	3.9%
Finance leases		1.6%	1.3%	1.2%

[1]	Includes lease assets and liabilities that are classified as held for sale as detailed in Note 16.

Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material. We have not sought or been granted any material lease concessions as a result of the COVID-19 pandemic.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Lease Cost
Finance lease cost
Depreciation of right-of-use assets	$ 4.2	$ 0.8	$ 12.9	$ 2.2
Interest on lease liabilities	0.2	0.2	0.9	0.2
Operating lease cost	21.7	18.4	65.6	49.2
Short-term lease cost [1]	12.3	7.7	32.8	17.9
Variable lease cost	4.7	2.2	8.9	7.7
Sublease income	(0.6)	(0.6)	(2.2)	(2.4)
Total lease cost	$ 42.5	$ 28.7	$ 118.9	$ 74.8

[1]	Our short-term lease cost includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $60.0 million and $44.6 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for finance leases (principal and interest) was $28.0 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 3: Income Taxes

Our estimated annual effective tax rate (EAETR) is based on full-year expectations of pretax earnings, statutory tax rates and permanent differences between book and tax accounting such as percentage depletion. For interim financial reporting, we calculate our quarterly income tax provision in accordance with the EAETR. Each quarter, we update our EAETR based on our revised full-year expectation of pretax earnings and calculate the income tax provision so that the year-to-date income tax provision reflects the EAETR. Significant judgment is required in determining our EAETR.

In the third quarter of 2022, we recorded income tax expense from continuing operations of $82.3 million compared to $51.7 million in the third quarter of 2021. The increase in tax expense was primarily related to an increase in pretax earnings, the recording of a valuation allowance during the quarter against the net operating losses of one of our Mexican subsidiaries (discussed further below) and the impairment of non-tax deductible goodwill (see Note 15).

For the first nine months of 2022, we recorded income tax expense from continuing operations of $164.6 million compared to $169.7 million for the first nine months of 2021. The decrease in tax expense was primarily related to lower pretax earnings partially offset by the impairment of non-tax deductible goodwill.

In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA introduces a corporate alternative minimum tax (CAMT) of 15% applicable to corporations with adjusted financial statement income in excess of $1 billion, as well as certain climate-related tax provisions. The CAMT provision is effective for tax years beginning on or after January 1, 2023. We do not anticipate that the provisions of the IRA will be material to our income taxes.

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

As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. The impact of the shutdown, combined with recent increased costs (primarily due to underwater mining) has resulted in substantial losses. We project that Calica will generate a net operating loss (NOL) deferred tax asset of $13.6 million for 2022. Based on the weight of all available positive and negative evidence, we have concluded that it is more likely than not that Calica will be unable to realize the NOL deferred tax asset during the carryforward period. Therefore, in the third quarter of 2022, we recorded a valuation allowance against the current year NOL deferred tax asset as a component of the EAETR. Should the Mexican government lift the shutdown and/or we are successful in our NAFTA claim, we will reevaluate the need for a valuation allowance against the NOL deferred tax asset.

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

Our segment total revenues by geographic market (excluding the U.S. Concrete acquisition which is only presented by segment) for the three and nine month periods ended September 30, 2022 and 2021 are disaggregated as follows:

	Three Months Ended September 30, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 420.2	$ 61.4	$ 90.7	$ 0.0	$ 572.3
Gulf Coast	759.4	64.1	17.6	2.1	843.2
West	204.4	184.7	22.3	0.0	411.4
U.S. Concrete	106.5	0.0	319.9	0.0	426.4
Segment sales	$ 1,490.5	$ 310.2	$ 450.5	$ 2.1	$ 2,253.3
Intersegment sales	(165.0)	0.0	0.0	0.0	(165.0)
Total revenues	$ 1,325.5	$ 310.2	$ 450.5	$ 2.1	$ 2,088.3

	Three Months Ended September 30, 2021
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 362.9	$ 44.0	$ 63.1	$ 0.0	$ 470.0
Gulf Coast	616.9	52.6	19.7	1.5	690.7
West	159.3	124.1	14.7	0.0	298.1
U.S. Concrete	33.3	0.0	121.7	0.0	155.0
Segment sales	$ 1,172.4	$ 220.7	$ 219.2	$ 1.5	$ 1,613.8
Intersegment sales	(97.3)	0.0	0.0	0.0	(97.3)
Total revenues	$ 1,075.1	$ 220.7	$ 219.2	$ 1.5	$ 1,516.5

	Nine Months Ended September 30, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,045.7	$ 132.0	$ 223.4	$ 0.0	$ 1,401.1
Gulf Coast	2,129.3	166.7	55.1	5.4	2,356.5
West	541.1	453.4	51.9	0.0	1,046.4
U.S. Concrete	297.4	0.0	903.0	0.0	1,200.4
Segment sales	$ 4,013.5	$ 752.1	$ 1,233.4	$ 5.4	$ 6,004.4
Intersegment sales	(421.1)	0.0	0.0	0.0	(421.1)
Total revenues	$ 3,592.4	$ 752.1	$ 1,233.4	$ 5.4	$ 5,583.3

	Nine Months Ended September 30, 2021
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 960.7	$ 104.2	$ 184.5	$ 0.0	$ 1,249.4
Gulf Coast	1,743.2	140.1	55.7	5.5	1,944.5
West	455.5	336.1	34.9	0.0	826.5
U.S. Concrete	33.3	0.0	121.7	0.0	155.0
Segment sales	$ 3,192.7	$ 580.4	$ 396.8	$ 5.5	$ 4,175.4
Intersegment sales	(229.5)	0.0	0.0	0.0	(229.5)
Total revenues	$ 2,963.2	$ 580.4	$ 396.8	$ 5.5	$ 3,945.9

[1]	The geographic markets are defined by states/countries as follows:

East market - Arkansas, Delaware, Illinois, Kentucky, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia and Washington D.C.

Gulf Coast market - Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)

West market - Arizona, California and New Mexico

U.S. Concrete - California, Hawaii, New Jersey, New York, Oklahoma, Pennsylvania, Texas, U.S. Virgin Islands, Washington D.C., and British Columbia (Canada)

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $71.1 million (3.4% of total revenues) and $66.2 million (4.4% of total revenues) for the three months ended September 30, 2022 and 2021, respectively, and $178.0 million (3.2% of total revenues) and $168.2 million (4.3% of total revenues) for the nine months ended September 30, 2022 and 2021, respectively.

Our products typically are sold to private industry and not directly to governmental entities. Although approximately 45% to 55% of our aggregates shipments have historically been used in publicly-funded construction (such as highways, airports and government buildings), relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly-funded construction, the vast majority of our aggregates business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

PRODUCT REVENUES

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs at a point in time when our aggregates, asphalt mix and ready-mixed concrete are shipped/delivered and control passes to the customer. Revenue for our products is recorded at the fixed invoice amount, and payment is due by the 15th day of the following month — we do not offer discounts for early payment.

Freight & delivery generally represents pass-through transportation costs we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers and are accounted for as a fulfillment activity. Likewise, the costs related to freight & delivery are included in cost of revenues.

Freight & delivery revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Freight & Delivery Revenues
Total revenues	$ 2,088.3	$ 1,516.5	$ 5,583.3	$ 3,945.9
Freight & delivery revenues [1]	(261.8)	(206.1)	(727.4)	(564.6)
Total revenues excluding freight & delivery	$ 1,826.5	$ 1,310.4	$ 4,855.9	$ 3,381.3

[1]	Includes freight & delivery to remote distribution sites.

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

Reconciliation of the VPP deferred revenue balances (current and noncurrent) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Deferred Revenue
Balance at beginning of period	$ 165.9	$ 174.1	$ 170.1	$ 178.0
Revenue recognized from deferred revenue	(2.2)	(2.0)	(6.4)	(5.9)
Balance at end of period	$ 163.7	$ 172.1	$ 163.7	$ 172.1

Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending September 30, 2023 (reflected in other current liabilities in our September 30, 2022 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	September 30	December 31	September 30
in millions	2022	2021	2021
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 24.9	$ 34.7	$ 30.5
Total	$ 24.9	$ 34.7	$ 30.5

Level 2 Fair Value
	September 30	December 31	September 30
in millions	2022	2021	2021
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1.6	$ 0.6	$ 1.3
Total	$ 1.6	$ 0.6	$ 1.3

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

Net gains (losses) of the Rabbi Trusts’ investments were $(8.1) million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at September 30, 2022 and 2021 were $(8.3) million and $2.0 million, respectively.

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

During the third quarter of 2022, net assets held for sale with a carrying value of $196.9 million were written down to their estimated fair value less cost to sell of $180.0 million, resulting in an impairment loss of $16.9 million. The estimated fair value was determined based on the expected proceeds from the probable sale of the disposal group. Refer to Note 16 for the major categories of assets and liabilities classified as held for sale and Note 15 for a related goodwill impairment charge.

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

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Location on	September 30		September 30
in millions	Statement	2022	2021	2022	2021
Cash Flow Hedges
Interest
Loss reclassified from AOCI	expense	$ (0.5)	$ (0.5)	$ (1.5)	$ (1.5)

For the twelve-month period ending September 30, 2023, we estimate that $2.1 million of the $21.4 million net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in millions	Interest Rates	2022	2021	2021
Short-term Debt
Bank line of credit expires 2027 [1]		$ 312.0	$ 0.0	$ 0.0
Commercial paper expires 2027 [1]		$ 0.0	0.0	0.0
Total short-term debt		$ 312.0	$ 0.0	$ 0.0
Long-term Debt
Bank line of credit expires 2027 [1]		$ 0.0	$ 0.0	$ 0.0
Commercial paper expires 2027 [1]		550.0	0.0	0.0
Delayed draw term loan expires 2026		550.0	1,100.0	1,100.0
8.85% notes due 2021		0.0	0.0	6.0
4.50% notes due 2025	4.65%	400.0	400.0	400.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	0.40%	1.8	9.5	11.1
Total long-term debt - face value		$ 3,941.9	$ 3,949.6	$ 3,957.2
Unamortized discounts and debt issuance costs		(67.2)	(69.6)	(70.9)
Total long-term debt - book value		$ 3,874.7	$ 3,880.0	$ 3,886.3
Less current maturities		0.5	5.2	12.2
Total long-term debt - reported value		$ 3,874.2	$ 3,874.8	$ 3,874.1
Estimated fair value of long-term debt		$ 3,620.1	$ 4,418.5	$ 4,442.1

[1]

Borrowings on the bank line of credit and commercial paper are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $5.0 million and $12.6 million of net interest expense for these items for the nine months ended September 30, 2022 and 2021, respectively.

DELAYED DRAW TERM LOAN, LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later in June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan with a subset of the banks that provide our line of credit and terminated the bridge facility commitment. The delayed draw term loan was drawn in August 2021 for $1,600.0 million upon the acquisition of U.S. Concrete, was paid down to $1,100.0 million in September 2021 and was further paid down to $550.0 million in August 2022 (amounts repaid are no longer available for borrowing). In March 2022, the delayed draw term loan was amended to extend the maturity date from August 2024 to August 2026. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of September 30, 2022, we were in compliance with the delayed draw term loan covenants.

Financing costs for the bridge facility commitment and the delayed draw term loan totaled $13.3 million, $9.4 million of which was recognized as interest expense in the second quarter of 2021. Borrowings on the delayed draw term loan bear interest, at our option, at either the Secured Overnight Financing Rate (SOFR) plus a margin ranging from 0.750% to 1.250% or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.250%. The margins are determined by our credit ratings. As of September 30, 2022, the margin for SOFR borrowings was 0.875%, and the margin for base rate borrowings was 0.000%.

Our unsecured line of credit was amended in August 2022 to increase the amount from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of September 30, 2022, we were in compliance with the covenants.

Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin ranging from 1.000% to 1.625% or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.625%. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of September 30, 2022, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program and borrowed $550.0 million under the program. Commercial paper borrowings bear interest at rates determined at the time of issuance and as agreed between us and the commercial paper investors.

As of September 30, 2022, our available borrowing capacity under the line of credit was $1,210.0 million. Utilization of the borrowing capacity was as follows:

▪$312.0 million was borrowed

▪$78.0 million was used to support standby letters of credit

TERM DEBT

Essentially all of our $3,941.9 million (face value) of term debt (which includes the $550.0 million delayed draw term loan and the $550.0 million commercial paper) is unsecured. $2,840.2 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. As of September 30, 2022, we were in compliance with all term debt covenants.

In August 2021, we assumed $434.5 million (fair value) of senior notes due 2029 in connection with the acquisition of U.S. Concrete and retired these notes in September 2021.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. Except for $26.1 million of risk management letters of credit that expire in 2023, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2022 are summarized by purpose in the table below:

in millions
Standby Letters of Credit
Risk management insurance	$ 96.6
Reclamation/restoration requirements	7.5
Total	$ 104.1

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As stated in Note 2, our lease liabilities totaled $768.8 million as of September 30, 2022 (including liabilities classified as held for sale – see Note 16).

As summarized by purpose in Note 7, our standby letters of credit totaled $104.1 million as of September 30, 2022.

As described in Note 9, our asset retirement obligations totaled $340.0 million as of September 30, 2022.

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

We have reviewed the nature and extent of our involvement at each Superfund site, as well as potential obligations arising under other federal, state and local environmental laws. While ultimate resolution and financial liability is uncertain at a number of the sites, in our opinion, based on information currently available, the ultimate resolution of claims and assessments related to these sites will not have a material effect on our consolidated results of operations, financial position or cash flows, although amounts recorded in a given period could be material to our results of operations or cash flows for that period. Amounts accrued for environmental matters (measured on an undiscounted basis) are presented below:

	September 30	December 31	September 30
in millions	2022	2021	2021
Accrued Environmental Remediation Costs
Continuing operations	$ 27.3	$ 23.2	$ 25.4
Retained from former Chemicals business	8.2	10.7	10.7
Total	$ 35.5	$ 33.9	$ 36.1

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

■ TEXAS BRINE MATTER (DISCONTINUED OPERATIONS) — During operation of its former Chemicals Division, Vulcan secured the right to mine salt out of an underground salt dome formation in Assumption Parish, Louisiana from 1976 - 2005. Throughout that period, Texas Brine Company, L.L.C. (Texas Brine) was the operator contracted by Vulcan to mine and deliver the brine. We sold our Chemicals Division in 2005 and transferred our rights and interest related to the salt and mining operations to the purchaser, a subsidiary of Occidental Chemical Company (Occidental), and we have had no association with the leased premises or Texas Brine since that time. After the sale, Texas Brine continued to mine and deliver brine to Occidental. In August 2012, a sinkhole developed in the vicinity of the Texas Brine mining operations, and numerous lawsuits were filed in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were filed in federal court before the Eastern District of Louisiana in New Orleans.

There have been numerous defendants, including Texas Brine and Occidental, to the litigation in state and federal court. Vulcan was first brought into the litigation as a third-party defendant in August 2013 by Texas Brine. We were then added as a direct and third-party defendant by other parties, including a direct claim by the State of Louisiana. Damage categories encompassed within the litigation include, but are not limited to, individual plaintiffs’ claims for property damage; a claim by the State of Louisiana for response costs and civil penalties; claims by Texas Brine for past and future response costs, loss of profits and investment opportunities, indemnity and contribution, attorneys’ fees, other litigation costs, and judicial interest; claims for physical damages to nearby oil and gas pipelines and storage facilities (pipelines); and business interruption claims.

The claims implicating Vulcan sound in tort and contract. With regard to the tort claims, it has been alleged that the sinkhole was caused, in whole or in part, by our negligent or fraudulent actions or failure to act. With regard to the contract claims, it has also been alleged that we breached the salt lease with Occidental, as well as an operating agreement and related contracts with Texas Brine; that we are strictly liable for certain damages in our capacity as a former lessee of the salt lease; and that we violated certain covenants and conditions in the agreement under which we sold our Chemicals Division to Occidental. We likewise made claims for contractual indemnity and on the basis of comparative fault against Texas Brine and Occidental. Vulcan and Occidental have since dismissed their claims against one another. The State of Louisiana has claims that remain pending against Texas Brine, Vulcan, and Occidental. Texas Brine and Occidental also have claims pending against each other in arbitration.

A joint bench trial (judge only) began in September 2017 and ended in October 2017 in the three pipeline cases. The trial addressed comparative fault and liability for causing the sinkhole. In December 2017, the judge issued a ruling allocating fault among the three defendants as follows: Occidental (and affiliates) 50%, Texas Brine (and its wholly-owned subsidiary) 35% and Vulcan 15%. This ruling was appealed by the parties in each of the pipeline cases. In December 2020, the Louisiana Court of Appeal, First Circuit, issued a Notice of Judgment and Disposition in one of the pipeline cases reversing in part and amending the trial court judgment to reallocate 20% of the fault from Occidental to Texas Brine, with the result that 30% of the fault is now allocated to Occidental and 55% of the fault is now allocated to Texas Brine (and its wholly-owned subsidiary). The Court of Appeal affirmed the 15% fault allocation to Vulcan. The Court of Appeal made various other findings, including findings related to the arbitrability of claims between Occidental and Texas Brine. In May 2021 and April 2022, the Court of Appeal issued judgments in the other two pipeline cases, assigning the same fault allocation. Writs were sought from the Louisiana Supreme Court for review of all three appellate decisions. Those applications were denied, resulting in final judgments regarding fault allocations in the three pipeline cases.

We have settled claims by all plaintiffs except claims by the State of Louisiana and Texas Brine, including a recent overlapping lawsuit by Texas Brine asserting claims and demands against Vulcan concerning potential exposure by Texas Brine to Occidental and the State of Louisiana and ongoing and future sinkhole-related Louisiana regulatory matters. The new Texas Brine lawsuit also adds a former Vulcan employee as a defendant. In August 2022, Vulcan removed this lawsuit to federal court and filed initial responsive pleadings.

During the second quarter of 2022, we recorded an immaterial loss related to claims by Texas Brine. During August 2022, Vulcan and Texas Brine commenced a bench trial related to Texas Brine’s claims that remained pending in the three pipeline cases. After three days of trial, the parties stipulated to the amount of Texas Brine’s tort damages at issue in the trial. After applying Vulcan’s 15% fault allocation, Vulcan’s stipulated financial responsibility for the damages at issue in the trial is within the immaterial loss recorded during the second quarter of 2022. The court will now decide the amount of interest and costs, if any, to apply to the stipulated award. We anticipate that the court’s judgment will be consistent with the immaterial loss recorded during the second quarter of 2022. The stipulation did not resolve the numerous pre-trial judgments that are on appeal, which dismissed or barred what were potentially much more significant damage claims between Texas Brine and Vulcan. We cannot at this time reasonably estimate the range of liability, if any, that could result if an appellate court reverses any of the trial court’s pre-trial judgments.

At this time we cannot reasonably estimate a range of liability pertaining to the claims brought by the State of Louisiana. The State’s lawsuit has been dormant awaiting final disposition of the Phase 1 (liability) proceedings in the three pipeline cases. We are also unable to assess the range of liability, if any, that could result from Texas Brine’s new lawsuit.

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

In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the system it will build originated from the Hewitt Landfill and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing the second interim remedy. During the fourth quarter of 2021, Vulcan completed a partial settlement with Honeywell related to certain of the costs that Honeywell has incurred for an immaterial amount. Discussions are ongoing with Honeywell regarding other costs Honeywell has incurred or will incur. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area to be treated by Honeywell’s system, and we expect this work to be completed during the fourth quarter of 2022. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area. At this time, we cannot reasonably estimate a range of an additional loss to Vulcan pertaining to this contribution claim.

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

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
ARO Operating Costs
Accretion	$ 3.6	$ 3.3	$ 10.7	$ 9.8
Depreciation	2.4	3.0	7.2	8.2
Total	$ 6.0	$ 6.3	$ 17.9	$ 18.0

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Asset Retirement Obligations
Balance at beginning of period	$ 321.1	$ 286.4	$ 315.2	$ 283.2
Liabilities incurred	19.2	10.7	21.5	11.7
Liabilities settled	(2.3)	(5.3)	(5.6)	(10.4)
Accretion expense	3.6	3.3	10.7	9.8
Revisions, net	(1.6)	3.2	(1.8)	4.0
Balance at end of period	$ 340.0	$ 298.3	$ 340.0	$ 298.3

The increase in ARO liabilities from September 30, 2021 to September 30, 2022 primarily relates to acquisitions completed in 2022 (see Note 16).

Note 10: Benefit Plans

PENSION PLANS

We sponsor two qualified, noncontributory defined benefit pension plans, the Vulcan Materials Company Pension Plan (VMC Pension Plan) and the CMG Hourly Pension Plan (CMG Pension Plan). The VMC Pension Plan has been closed to new entrants since 2007, and benefit accruals ceased in 2005 for hourly participants and 2013 for salaried participants. The CMG Pension Plan is closed to new entrants other than through one small union, and benefits continue to accrue equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans.

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$ 1.0	$ 1.2	$ 3.0	$ 3.6
Interest cost	5.3	4.9	15.8	14.6
Expected return on plan assets	(7.5)	(11.4)	(22.6)	(34.1)
Amortization of prior service cost	0.4	0.3	1.1	1.0
Amortization of actuarial loss	1.1	2.2	3.2	6.5
Net periodic pension benefit cost (credit)	$ 0.3	$ (2.8)	$ 0.5	$ (8.4)
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1.5	$ 2.5	$ 4.3	$ 7.5

The contributions to pension plans for the nine months ended September 30, 2022 and 2021, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$ 0.6	$ 0.3	$ 1.7	$ 0.8
Interest cost	0.3	0.1	0.7	0.3
Amortization of prior service credit	0.0	(0.5)	(0.2)	(1.4)
Amortization of actuarial gain	(0.3)	(0.4)	(1.0)	(1.1)
Net periodic postretirement benefit cost (credit)	$ 0.6	$ (0.5)	$ 1.2	$ (1.4)
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ (0.3)	$ (0.9)	$ (1.2)	$ (2.5)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor five defined contribution plans including three plans related to the U.S. Concrete acquisition. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $49.1 million and $49.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in millions	2022	2021	2021
AOCI
Cash flow hedges	$ (21.4)	$ (22.5)	$ (22.9)
Pension and postretirement plans	(128.0)	(130.2)	(153.6)
Total	$ (149.4)	$ (152.7)	$ (176.5)

Changes in AOCI, net of tax, for the nine months ended September 30, 2022 are as follows:

		Pension and
	Cash Flow	Postretirement
in millions	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2021	$ (22.5)	$ (130.2)	$ (152.7)
Amounts reclassified from AOCI	1.1	2.2	3.3
Net current period OCI changes	1.1	2.2	3.3
Balances as of September 30, 2022	$ (21.4)	$ (128.0)	$ (149.4)

Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Amortization of Cash Flow Hedge Losses
Interest expense	$ 0.5	$ 0.5	$ 1.5	$ 1.5
Benefit from income taxes	(0.1)	(0.1)	(0.4)	(0.4)
Total	$ 0.4	$ 0.4	$ 1.1	$ 1.1
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1.0	$ 1.7	$ 3.0	$ 5.0
Benefit from income taxes	(0.3)	(0.5)	(0.8)	(1.3)
Total	$ 0.7	$ 1.2	$ 2.2	$ 3.7
Total reclassifications from AOCI to earnings	$ 1.1	$ 1.6	$ 3.3	$ 4.8

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

There were no shares held in treasury as of September 30, 2022, December 31, 2021 and September 30, 2021.

There were no common stock purchases for the periods ended September 30, 2022, December 31, 2021 and September 30, 2021.

As of September 30, 2022, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share data	2022	2021	2022	2021
Total Shareholders' Equity
Balance at beginning of period	$ 6,721.1	$ 6,293.1	$ 6,545.0	$ 6,027.3
Net earnings attributable to Vulcan	177.1	176.9	456.2	532.9
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(0.1)	(3.9)	(17.2)	(16.8)
Share-based compensation expense	9.7	7.5	27.9	25.2
Cash dividends on common stock
($0.40/$0.37/$1.20/$1.11 per share, respectively)	(53.2)	(49.1)	(159.5)	(147.3)
Other comprehensive income	1.1	1.6	3.3	4.8
Balance at end of period	$ 6,855.7	$ 6,426.1	$ 6,855.7	$ 6,426.1
Noncontrolling Interest
Balance at beginning of period	$ 23.1	$ 0.0	$ 22.7	$ 0.0
Acquisition of noncontrolling interest	0.0	23.1	0.0	23.1
Earnings (loss) attributable to noncontrolling interest	0.1	(0.1)	0.5	(0.1)
Balance at end of period	$ 23.2	$ 23.0	$ 23.2	$ 23.0
Total Equity
Balance at end of period	$ 6,878.9	$ 6,449.1	$ 6,878.9	$ 6,449.1

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2022	2021	2022	2021
Total Revenues
Aggregates [1]	$ 1,490.5	$ 1,172.4	$ 4,013.5	$ 3,192.7
Asphalt [2]	310.2	220.7	752.1	580.4
Concrete	450.5	219.2	1,233.4	396.8
Calcium	2.1	1.5	5.4	5.5
Segment sales	$ 2,253.3	$ 1,613.8	$ 6,004.4	$ 4,175.4
Aggregates intersegment sales	(165.0)	(97.3)	(421.1)	(229.5)
Total revenues	$ 2,088.3	$ 1,516.5	$ 5,583.3	$ 3,945.9
Gross Profit
Aggregates	$ 436.1	$ 372.4	$ 1,081.3	$ 969.8
Asphalt	29.5	7.1	40.2	17.6
Concrete	26.5	14.3	84.7	32.4
Calcium	0.8	0.3	1.6	1.9
Total	$ 492.9	$ 394.1	$ 1,207.8	$ 1,021.7
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 113.5	$ 93.3	$ 324.4	$ 258.5
Asphalt	8.9	9.0	26.0	27.1
Concrete	21.7	8.7	63.5	16.6
Calcium	0.0	0.0	0.1	0.1
Other	6.9	6.5	21.0	18.7
Total	$ 151.0	$ 117.5	$ 435.0	$ 321.0
Identifiable Assets [3]
Aggregates			$ 11,713.5	$ 10,940.6
Asphalt			671.3	617.8
Concrete [4]			1,773.8	1,720.7
Calcium			4.2	3.9
Total identifiable assets			$ 14,162.8	$ 13,283.0
General corporate assets			306.1	268.6
Cash and cash equivalents and restricted cash			146.9	136.4
Total assets			$ 14,615.8	$ 13,688.0

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

[4]	Includes assets classified as held for sale (see Note 16).

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2022	2021
Cash Payments
Interest (exclusive of amount capitalized)	$ 96.6	$ 81.5
Income taxes	133.7	122.1
Noncash Investing and Financing Activities
Accrued liabilities for purchases of property, plant & equipment	$ 37.5	$ 27.5
Recognition of new and revised asset retirement obligations [1]	0.6	15.7
Recognition of new and revised lease obligations for [1]
Operating lease ROU assets	35.5	77.8
Finance lease ROU assets	3.5	9.8
Amounts referable to business acquisitions
Operating lease ROU assets	1.7	194.8
Finance lease ROU assets	0.0	108.0
Other liabilities assumed	43.5	687.6
Consideration payable to seller	65.4	0.0

[1]	Excludes amounts acquired in business acquisitions.

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

During the third quarter of 2022, we performed an interim goodwill impairment test due to a more-likely-than-not expectation of selling a reporting unit classified as held for sale (see Note 16). The carrying value of this reporting unit exceeded its estimated fair value (based on the expected proceeds from the probable sale) resulting in an impairment loss of $50.9 million. There were no charges for goodwill impairment in the nine month period ended September 30, 2021. Accumulated goodwill impairment losses amount to $303.6 million ($252.7 million in our former Cement segment and $50.9 in our Concrete segment).

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2021 to September 30, 2022 are shown below:

in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2021	$ 3,316.6	$ 91.6	$ 288.5	$ 0.0	$ 3,696.7
Goodwill of acquired businesses [1]	13.3	0.0	45.4	0.0	58.7
Goodwill impairment	0.0	0.0	(50.9)	0.0	(50.9)
Totals at September 30, 2022	$ 3,329.9	$ 91.6	$ 283.0	$ 0.0	$ 3,704.5

[1]	See Note 16 for acquisitions.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2022 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2022, we purchased the following operations for total consideration of $593.4 million:

▪California — eight aggregates, four asphalt mix and seven ready-mixed concrete operations

▪Texas — five aggregates operations

▪Virginia — four ready-mixed concrete operations and two idle ready-mixed concrete sites

▪Honduras — an aggregates operation serving limited markets along the Gulf Coast

The 2022 acquisitions listed above are reported in our consolidated financial statements as of their respective acquisition dates. None of these acquisitions were material to our results of operations either individually or collectively, and acquisition related expenses were immaterial. The fair value of consideration transferred for these 2022 acquisitions and the preliminary amounts (pending final appraisals of intangible assets and property, plant & equipment and related deferred taxes) of assets acquired and liabilities assumed are summarized below:

September 30
in millions	2022
Fair Value of Purchase Consideration
Cash	$ 528.0
Payable to seller	65.4
Total fair value of purchase consideration	$ 593.4
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 28.5
Inventories	15.3
Other current assets	0.3
Property, plant & equipment	517.0
Intangible assets
Contractual rights in place	61.2
Deferred income taxes, net	(12.1)
Other liabilities assumed	(28.9)
Net identifiable assets acquired	$ 581.3
Goodwill	$ 12.1

As a result of the 2022 acquisitions, we recognized $61.2 million of amortizable intangible assets and $12.1 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of 15 years and will be deductible for income tax purposes over 15 years. The $12.1 million of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired. None of the goodwill recognized will be deductible for income tax purposes.

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

	Three Months Ended	Nine Months Ended
	September 30	September 30
in millions	2021	2021
Supplemental Pro Forma Results
Total revenues	$1,731.9	$4,755.1
Net earnings attributable to Vulcan	$225.5	$543.7

The unaudited pro forma results above may not be indicative of the results that would have been obtained had this acquisition occurred at the beginning of 2020, nor does it intend to be a projection of future results.

The fair value of consideration transferred for the U.S. Concrete acquisition and the amounts of assets acquired and liabilities assumed are summarized below:

September 30
in millions	2022
Fair Value of Purchase Consideration
Cash [1]	$ 1,634.5
Total fair value of purchase consideration	$ 1,634.5
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 235.6
Inventories	80.6
Other current assets	8.7
Property, plant & equipment	1,086.2
Operating lease right-of-use assets	217.6
Intangible assets
Contractual rights in place	622.6
Other intangibles	60.3
Other noncurrent assets	5.3
Deferred income taxes, net	(241.4)
Debt assumed	(443.7)
Other liabilities assumed	(546.2)
Noncontrolling interest	(22.3)
Net identifiable assets acquired	$ 1,063.3
Goodwill	$ 571.2

[1]

Includes $1,268.5 million paid to acquire all issued and outstanding shares of U.S. Concrete common stock and $384.4 million of U.S. Concrete obligations paid on the acquisition date, less $18.4 million of cash acquired.

Additionally, during 2021, we purchased concrete operations in California for total consideration of $4.9 million.

As a collective result of the 2021 acquisitions, we recognized $685.5 million of amortizable intangible assets and $571.2 million of goodwill, representing an increase in goodwill of $46.6 million from December 31, 2021 (see Note 15 for subsequent impairment of a portion of this goodwill). The amortizable intangible assets will be amortized against earnings over a weighted-average period in excess of 15 years. The $571.2 million of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired and synergies expected to be realized from acquiring an established business with assets that have been assembled over a long period of time — the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $106.0 million will be deductible for income tax purposes.

DIVESTITURES AND PENDING DIVESTITURES

During the third quarter of 2022, we sold:

▪Excess real estate in Southern California resulting in a pretax gain of $23.5 million

In the first quarter of 2021, we sold:

▪A reclaimed quarry in Southern California resulting in a pretax gain of $114.7 million (net of a $12.9 million contingency and other directly related obligations)

The probable divestiture of concrete operations in New York, New Jersey and Pennsylvania (acquired in the 2021 U.S. Concrete acquisition) is presented as assets held for sale in the accompanying Condensed Consolidated Balance Sheet at September 30, 2022. We expect the sale to occur in the fourth quarter of 2022. The major classes of assets and liabilities classified as held for sale as of September 30 are as follows:

	September 30	December 31	September 30
in millions	2022	2021	2021
Held for Sale (Concrete Segment)
Inventory	$ 6.1	$ 0.0	$ 0.0
Land and land improvements, net	21.7	0.0	0.0
Buildings, machinery and equipment, net	81.3	0.0	0.0
Operating leases, net	115.0	0.0	0.0
Finance leases, net	17.2	0.0	0.0
Intangible contractual rights in place	66.7	0.0	0.0
Less: reserve for assets held for sale	(16.9)	0.0	0.0
Total assets held for sale	$ 291.1	$ 0.0	$ 0.0
Current operating lease liabilities	$ (5.6)	$ 0.0	$ 0.0
Current finance lease liabilities	(4.6)	0.0	0.0
Noncurrent operating lease liabilities	(93.4)	0.0	0.0
Noncurrent finance lease liabilities	(7.5)	0.0	0.0
Total liabilities held for sale	$ (111.1)	$ 0.0	$ 0.0

No material assets met the criteria for held for sale at December 31, 2021 or September 30, 2021.

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

Aggregates have a very high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation — shipping by barge and rail — and from our quarries in Quintana Roo, Mexico (see Note 8, NAFTA Arbitration) and Puerto Cortés, Honduras (acquired in the third quarter of 2022) with our fleet of Panamax-class, self-unloading ships. Additionally, as a result of our 2021 acquisition of U.S. Concrete, we serve markets in California and Hawaii from our quarry in British Columbia, Canada by means of a long-term marine shipping agreement with CSL Americas.

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

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate attractive financial returns and enhance financial returns in our core Aggregates segment. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our Alabama, Arizona, California, Maryland, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, U.S. Virgin Islands, Washington D.C. and Bahamas markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our operations.

Seasonality and cyclical nature of our business

Almost all of our products are produced and consumed outdoors. Seasonal changes and other weather-related conditions can affect the production and sales volume of our products. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the year. Normally, the highest sales and earnings are in the third quarter, and the lowest are in the first quarter. Furthermore, our sales and earnings are sensitive to national, regional and local economic conditions, demographic and population fluctuations, and particularly to cyclical swings in construction spending, primarily in the private sector.

EXECUTIVE SUMMARY

Financial highlights for THIRD Quarter 2022

Compared to third quarter of 2021:

▪Total revenues increased $571.8 million, or 38%, to $2,088.3 million

▪Gross profit increased $98.8 million, or 25%, to $492.9 million

▪Aggregates segment sales increased $318.1 million, or 27%, to $1,490.5 million

▪Aggregates segment freight-adjusted revenues increased $199.2 million, or 22%, to $1,097.2 million

▪Shipments increased 9%, or 5.2 million tons, to 65.4 million tons

▪Same-store shipments increased 3%, or 2.0 million tons, to 60.8 million tons

▪Freight-adjusted sales price increased 12.5%, or $1.86 per ton to $16.79

▪Same-store freight-adjusted sales price increased 13.2%, or $1.97 per ton to $16.86

▪Aggregates segment gross profit increased $63.7 million, or 17%, to $436.1 million

▪Unit profitability (as measured by gross profit per ton) increased 8% to $6.67 per ton

▪Asphalt, Concrete and Calcium segment gross profit increased $35.1 million, or 162%, to $56.8 million, collectively

▪Selling, administrative and general (SAG) expenses increased $31.5 million but decreased 0.3 percentage points (30 basis points) as a percentage of total revenues

▪Operating earnings increased $43.0 million, or 16%, to $305.4 million

▪Earnings attributable to Vulcan from continuing operations were unchanged at $1.33 per diluted share

▪Adjusted earnings attributable to Vulcan from continuing operations were $1.78 per diluted share, compared to $1.54 per diluted share

▪Net earnings attributable to Vulcan were essentially unchanged at $177.1 million, an increase of $0.2 million

▪Adjusted EBITDA was $507.0 million, an increase of $89.3 million, or 21%

▪Returned capital to shareholders via dividends ($53.2 million @ $0.40 per share versus $49.1 million @ $0.37 per share)

Consistent with our expectations for the second half of the year, strong pricing momentum and solid operational execution led to earnings growth in each of our segments. Aggregates cash gross profit per ton improved by 9%, a considerable acceleration from the first half of the year. This momentum, along with the ongoing favorable pricing environment and current visibility into private nonresidential and infrastructure demand, reinforces our confidence in our ability to deliver strong earnings growth in 2022.

Capital expenditures in the third quarter were $137.6 million, including $66.4 million for growth projects (year-to-date $377.6 million and $157.1 million, respectively). For the full year, we expect to spend $600 million to $650 million on capital expenditures. Full-year capital expenditures include spending for U.S. Concrete operations (acquired in August 2021) as well as spending for projects put on hold in 2020 due to the pandemic. We will continue to review our plans and will adjust as needed, while being thoughtful about preserving liquidity. During the quarter, we acquired strategic aggregates and downstream assets to complement our position in Northern California. Additionally, we acquired a quarry in Honduras from which we have been distributing materials to certain Gulf Coast markets since 2019 (see Note 16 to the condensed consolidated financial statements).

As of September 30, 2022, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 2.6 times (2.5 times on a net debt basis). We remain committed to our stated long-term target leverage range of 2.0 to 2.5 times total debt to trailing-twelve months Adjusted EBITDA.

Interest expense, net of interest income, was $46.1 million in the third quarter compared with $36.8 million in the prior year.

On a trailing-twelve months basis, return on invested capital was 13.6%, 0.6 percentage points (60 basis points) lower than the comparable prior year period. We are focused on driving further improvement through solid operating earnings growth coupled with disciplined capital management.

OUTLOOK

We have continued to execute well and now expect full-year 2022 Adjusted EBITDA of $1.640 to $1.680 billion. Through the first nine months, aggregates shipments have exceeded the upper end of our expectations, driven by acquisitions and healthy underlying demand on our markets.

As we look ahead to 2023, leading indicators suggest that growing public construction activity, particularly highways, and the recovery in private nonresidential contract awards should help to offset contracting single-family residential demand. The pricing environment remains positive, and we expect to carry the strong momentum into 2023.

Our industry-leading aggregates focus positions us well for continued growth and value creation. We have a durable business model with strong fundamentals and less execution risk through economic cycles. This durability is evidenced by the consistent growth in our aggregates unit profitability, despite ongoing volatility in the macro environment. We are positioned in geographic markets that will continue to outperform other parts of the country from a demand perspective, both in the near term and long term, and we expect both the favorable pricing dynamics and our strong execution to lead to continued earnings growth.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except unit and per unit data	2022	2021	2022	2021
Total revenues	$ 2,088.3	$ 1,516.5	$ 5,583.3	$ 3,945.9
Cost of revenues	1,595.4	1,122.4	4,375.5	2,924.2
Gross profit	$ 492.9	$ 394.1	$ 1,207.8	$ 1,021.7
Gross profit margin	23.6%	26.0%	21.6%	25.9%
Selling, administrative and general (SAG)	$ 135.3	$ 103.8	$ 388.7	$ 293.1
SAG as a percentage of total revenues	6.5%	6.8%	7.0%	7.4%
Gain on sale of property, plant &
equipment and businesses	$ 23.8	$ 2.9	$ 28.4	$ 120.3
Loss on impairments	$ (67.8)	$ 0.0	$ (67.8)	$ (4.6)
Operating earnings	$ 305.4	$ 262.4	$ 759.9	$ 799.4
Interest expense, net	$ 46.1	$ 36.8	$ 120.8	$ 111.6
Earnings from continuing operations
before income taxes	$ 260.6	$ 228.7	$ 637.4	$ 705.1
Income tax expense	$ 82.3	$ 51.7	$ 164.6	$ 169.7
Effective tax rate from continuing operations	31.6%	22.6%	25.8%	24.1%
Earnings from continuing operations	$ 178.3	$ 177.0	$ 472.8	$ 535.4
Loss on discontinued operations,
net of income taxes	(1.2)	(0.2)	(16.1)	(2.7)
(Earnings) loss attributable to noncontrolling interest	0.0	0.1	(0.5)	0.2
Net earnings attributable to Vulcan	$ 177.1	$ 176.9	$ 456.2	$ 532.9
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 1.33	$ 1.33	$ 3.54	$ 4.01
Discontinued operations	0.00	(0.01)	(0.12)	(0.02)
Diluted net earnings per share attributable to Vulcan	$ 1.33	$ 1.32	$ 3.42	$ 3.99
EBITDA [1]	$ 457.7	$ 383.2	$ 1,192.7	$ 1,137.8
Adjusted EBITDA [1]	$ 507.0	$ 417.7	$ 1,251.0	$ 1,068.0
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	65,351	60,163	182,180	165,128
Freight-adjusted sales price	$ 16.79	$ 14.93	$ 16.23	$ 14.86
Asphalt Mix
Tons (thousands)	3,631	3,202	9,374	8,553
Average sales price	$ 74.80	$ 59.43	$ 70.17	$ 58.27
Ready-mixed concrete
Cubic yards (thousands)	2,924	1,596	8,255	2,940
Average sales price	$ 153.54	$ 136.29	$ 148.95	$ 133.88
Calcium
Tons (thousands)	58	52	161	197
Average sales price	$ 36.27	$ 28.29	$ 33.45	$ 27.81

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

THIRd quarter 2022 Compared to THIRd Quarter 2021

Third quarter 2022 total revenues were $2,088.3 million, up 38% from the third quarter of 2021. Shipments increased in aggregates (+9%), asphalt mix (+13%) and ready-mixed concrete (+83%). Likewise, gross profit increased in the Aggregates (+$63.7 million or 17%), Asphalt (+$22.4 million or 318%) and Concrete (+$12.2 million or +85%) segments. An 82% increase in the unit cost of diesel fuel increased costs by $30.6 million from the prior year’s third quarter with most ($27.5 million) of this cost increase reflected in the Aggregates segment.

Net earnings attributable to Vulcan for the third quarter of 2022 were $177.1 million, or $1.33 per diluted share, compared to $176.9 million, or $1.32 per diluted share, in the third quarter of 2021. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the third quarter of 2022 include:

▪pretax net gain of $23.5 million related to the sale of excess real estate in Southern California

▪pretax charges of $67.8 million associated with goodwill and long-lived asset impairments

▪pretax charges of $0.4 million associated with divested operations

▪pretax charges of $2.5 million associated with non-routine business development

▪pretax charges of $2.1 million for managerial restructuring (related to acquisitions)

▪$9.6 million of tax charges related to a Calica NOL carryforward valuation allowance

Net earnings attributable to Vulcan for the third quarter of 2021 include:

▪pretax charges of $0.4 million associated with divested operations

▪pretax charges of $24.7 million associated with non-routine business development

▪pretax charges of $5.9 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $3.5 million for managerial restructuring (related to U.S. Concrete)

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $1.78 per diluted share for the third quarter of 2022 compared to $1.54 per diluted share in the third quarter of 2021.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2022 versus the third quarter of 2021 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2021	$ 228.7
Higher aggregates gross profit	63.7
Higher asphalt gross profit	22.4
Higher concrete gross profit	12.2
Higher calcium gross profit	0.5
Higher selling, administrative and general expenses	(31.5)
Higher gain on sale of property, plant & equipment and businesses	20.9
Higher impairment charges	(67.8)
Higher interest expense, net	(9.3)
U.S. Concrete acquisition related expenses in 2021	21.1
All other	(0.3)
Third quarter 2022	$ 260.6

Third quarter Aggregates segment sales increased 27%, while gross profit increased $63.7 million, or 17%, to $436.1 million ($6.67 per ton). Double-digit price growth and solid operational execution helped offset a $27.5 million unfavorable impact from significantly higher diesel fuel costs, $2.2 million unfavorable impact from selling acquired inventory after its markup to fair value, and continued inflationary pressures for many other parts and supplies. Cash gross profit per ton was $8.41 in the quarter compared to $7.74 in the prior year quarter. Higher diesel fuel costs negatively impacted the Aggregates segment by $0.42 per ton.

Total aggregates shipments were 65.4 million tons versus 60.2 million in last year’s third quarter, an increase of 9%. This increase reflects shipment contribution from acquisitions and healthy construction activity levels. Same-store aggregates shipments increased 3%. Shipment growth was geographically widespread and particularly strong in many southeastern markets and California.

Price growth in the third quarter was consistently strong across our markets. Freight-adjusted pricing was $16.79 per ton, an increase of 12.5% ($1.86 per ton) over the prior year. Same-store freight-adjusted average sales price increased 13.2%, or $1.97 per ton – excluding mix impact, aggregates price increased 12.4%.

Freight-adjusted unit cost of sales increased 16%, or $1.38 per ton, and cash cost of sales increased 17%, or $1.19 per ton, as compared to the prior year’s third quarter. Excluding the impact of higher diesel fuel costs, freight-adjusted cash cost of sales increased 11%, or $0.77 per ton.

Overall, non-aggregates segments gross profit of $56.8 million was $35.1 million higher than the prior year’s third quarter.

Asphalt segment gross profit of $29.5 million was up $22.4 million from the prior year’s third quarter. The year-over-year increase was driven by widespread volume improvement and continued pricing momentum. Asphalt volumes increased 13% driven by growth in Arizona and California, our two largest asphalt markets. Asphalt pricing increased 25.9%, or $15.37 per ton, more than offsetting a 42% ($33.1 million) increase in the average price paid for liquid asphalt as well as a $2.9 million year-over-year increase in natural gas cost.

Concrete segment gross profit was $26.5 million for the third quarter compared to $14.3 million in the prior year. Concrete results benefited from the contribution of acquired operations as well as strong volume and price growth in our legacy operations. Unit material margins improved as higher selling prices helped offset higher raw materials costs, including aggregates supplied by our Aggregates segment. Segment results were negatively impacted by higher diesel prices and the availability of truck drivers and cement in certain markets.

Calcium segment gross profit was $0.8 million compared to $0.3 million in the prior year quarter.

SAG expenses were $135.3 million in the quarter, or 6.5% of total revenues. Higher expenses versus the prior year were driven by elevated legal and professional fees, related mostly to Mexico and business development activities, and increased incentives driven by favorable current year performance. Additionally, more normalized travel expenses and travel related to U.S. Concrete integration activities contributed to the year-over-year increase. Trailing-twelve months SAG expense was 7.1% of total revenues, down 0.5 percentage points (50 basis points) from the prior year.

For the three months ended September 30, 2022, we sold excess real estate in Southern California resulting in a pretax gain of $23.5 million ($17.5 million after tax). There were no similar gains in the prior comparable period.

During the third quarter of 2022, we recognized a goodwill impairment charge of $50.9 million and a long-lived asset impairment charge of $16.9 million related to the probable divestiture of concrete operations in New York, New Jersey and Pennsylvania (expected to close in the fourth quarter of 2022, subject to obtaining regulatory approvals and the satisfaction of other customary closing conditions). There were no similar charges in the prior comparable period.

Other operating expense is composed primarily of idle facilities expense, environmental remediation costs and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$8.2 million in third quarter 2022 — includes discrete items as follows:

▪$0.4 million of charges associated with divested operations

▪$0.3 million of non-routine business development charges (excludes items included in cost of revenues)

▪$2.1 million for managerial restructuring (related to acquisitions)

▪$30.8 million in third quarter 2021 — includes discrete items as follows:

▪$21.7 million of non-routine business development charges (excludes items included in cost of revenues)

▪$5.9 million for COVID-19 pandemic direct incremental costs

▪$3.5 million for managerial restructuring (related to U.S. Concrete)

Other nonoperating income, net was a net income of $1.3 million for the third quarter of 2022 and was unfavorable by $1.8 million from the third quarter of 2021.

Net interest expense was $46.1 million in the third quarter of 2022 compared to $36.8 million in the third quarter of 2021.

Income tax expense from continuing operations was $82.3 million in the third quarter of 2022 compared to $51.7 million in the third quarter of 2021. The increase in tax expense was primarily related to an increase in pretax earnings, the recording of a valuation allowance against the net operating losses of one of our Mexican subsidiaries and the impairment of non-tax deductible goodwill in the current quarter.

Earnings attributable to Vulcan from continuing operations were $1.33 per diluted share in the third quarter of 2022, unchanged from the third quarter of 2021.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $1.6 million in 2022 compared with a pretax loss of $0.3 million in 2021. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

year-to-date SEPTEMBER 30, 2022 Compared to year-to-date SEPTEMBER 30, 2021

Total revenues for the first nine months of 2022 were $5,583.3 million, up 41% from the first nine months of 2021. Shipments increased in aggregates (+10%), asphalt mix (+10%) and ready-mixed concrete (+181%). Gross profit increased in the Aggregates (+$111.5 million or 11%), Asphalt (+$22.6 million or 128%) and Concrete (+$52.3 million or 162%) segments. A 98% increase in the unit cost of diesel fuel increased costs by $96.1 million from the first nine months of 2021 with most ($83.2 million) of this cost increase reflected in the Aggregates segment.

Net earnings attributable to Vulcan for the first nine months of 2022 were $456.2 million, or $3.42 per diluted share, compared to $532.9 million, or $3.99 per diluted share, in the first nine months of 2021. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the first nine months of 2022 include:

▪pretax gain of $23.5 million related to the sale of excess real estate in Southern California

▪pretax charges of $67.8 million associated with goodwill and long-lived asset impairments

▪pretax charges of $1.0 million associated with divested operations

▪pretax charges of $8.1 million associated with non-routine business development

▪pretax charges of $4.9 million for managerial restructuring (related to acquisitions)

▪pretax charges of $15.3 million for a litigation matter included in discontinued operations

▪$9.6 million of tax charges related to a Calica NOL carryforward valuation allowance

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

▪pretax charges of $9.7 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $3.5 million for managerial restructuring (related to U.S. Concrete)

▪pretax interest charges of $9.4 million related to financing the U.S. Concrete acquisition

▪$13.7 million of tax charges related to an increase in the Alabama NOL carryforward valuation allowance

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $4.03 per diluted share for the first nine months of 2022 compared to $3.80 per diluted share in the first nine months of 2021.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2022 versus year-to-date September 30, 2021 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2021	$ 705.1
Higher aggregates gross profit	111.5
Higher asphalt gross profit	22.6
Higher concrete gross profit	52.3
Lower calcium gross profit	(0.3)
Higher selling, administrative and general expenses	(95.6)
Lower gain on sale of property, plant & equipment and businesses	(91.9)
Higher impairment charges	(63.2)
Higher interest expense, net	(9.2)
U.S. Concrete acquisition related expenses in 2021	21.1
All other	(15.0)
Year-to-date September 30, 2022	$ 637.4

Aggregates segment sales for the first nine months of 2022 were $4,013.5 million (up 26%) while aggregates shipments increased 10%, or 17.1 million tons, compared to the prior year. Same-store aggregates shipments increased 4%, or 6.7 million tons. Freight-adjusted average sales price for aggregates increased 9.2%, or $1.37 per ton, versus the first nine months of 2021. Same-store freight-adjusted average sales price increased 9.8%, or $1.45 per ton — excluding mix impact, aggregates price increased 9.8%.

Aggregates segment gross profit was $1,081.3 million ($5.94 per ton) versus $969.8 million ($5.87 per ton) in the first nine months of 2021. Cash gross profit per ton increased 4% from the prior year’s first nine months to $7.72 per ton. First nine months 2022 freight-adjusted unit cost of sales increased 14%, or $1.30 per ton, versus the prior year. The average unit cost of diesel fuel increased 98% versus the first nine months of 2021, decreasing Aggregates segment gross profit by $83.2 million or $0.46 per ton.

On a trailing-twelve months basis, Aggregates segment gross profit margin as a percentage of segment sales excluding freight & delivery decreased 2.4 percentage points (240 basis points) to 35.8%.

Asphalt segment gross profit of $40.2 million was up $22.6 million from the first nine months of 2021. Asphalt mix shipments increased 10% while average unit selling prices increased 20%, or $11.90 per ton. Compared to the prior year’s first nine months, asphalt mix unit material margins increased 10% despite a 40% increase in the average unit cost for liquid asphalt.

Concrete segment gross profit was $84.7 million for the first nine months of 2022, an increase of $52.3 million from the prior year period. Ready-mixed concrete shipments increased 181% (flat same-store) while the average sales price increased 11% and the unit material margins increased 12%.

Calcium segment’s gross profit of $1.6 million was down $0.3 million compared to the first nine months of 2021.

SAG expenses were $388.7 million versus $293.1 million in the prior year’s first nine months reflecting a 0.4 percentage point (40 basis point) decrease as a percentage of total revenues. The current year included overhead expenses associated with U.S. Concrete that were only in September of the prior year’s first nine months.

Gain on sale of property, plant & equipment and businesses was $28.4 million in the first nine months of 2022 versus $120.3 million in the first nine months of 2021. The 2022 amount includes a net pretax gain of $23.5 million from the sale of excess real estate in Southern California while the 2021 amount includes a net pretax gain of $114.7 million from the sale of a reclaimed quarry in Southern California.

For the nine months ended September 30, 2022, we recognized a goodwill impairment charge of $50.9 million and a long-lived asset impairment charge of $16.9 million related to the probable divestiture of concrete operations in New York, New Jersey and Pennsylvania (expected to close in the fourth quarter of 2022). There were no similar charges in the prior comparable period.

Other operating expense is composed primarily of idle facilities expense, environmental remediation costs and gain (loss) on settlement of AROs. Total other operating expense and significant items included in the total were:

▪$19.8 million in first nine months of 2022 — includes discrete items as follows:

▪$1.0 million of charges associated with divested operations

▪$0.5 million of non-routine business development charges (excludes items included in cost of revenues)

▪$4.9 million for managerial restructuring (related to acquisitions)

▪$44.9 million in first nine months of 2021 — includes discrete items as follows:

▪$27.6 million of non-routine business development charges (excludes items included in cost of revenues)

▪$9.7 million for COVID-19 pandemic direct incremental costs

▪$3.5 million for managerial restructuring (related to U.S. Concrete)

Other nonoperating income (expense) was a net expense of $1.7 million for the first nine months of 2022, unfavorable by $19.0 million from the first nine months of 2021. This unfavorable variance included unfavorable Rabbi Trust gains/losses and benefit plan costs of $10.5 million and $11.2 million, respectively.

Net interest expense was $120.8 million in the first nine months of 2022 compared to $111.6 million in the first nine months of 2021. The 2022 expense factored in a higher debt level resulting from financing the acquisition of U.S Concrete while 2021 included $9.4 million of interest expense related to financing the acquisition of U.S. Concrete (see Note 7 to the condensed consolidated financial statements).

Income tax expense from continuing operations was $164.6 million in the first nine months of 2022 compared to $169.7 million in the first nine months of 2021. The decrease in tax expense was primarily related to lower pretax earnings partially offset by the impairment of non-tax deductible goodwill in the current year.

Earnings attributable to Vulcan from continuing operations were $3.54 per diluted share in the first nine months of 2022 compared to $4.01 per diluted share in the first nine months of 2021.

Discontinued Operations — First nine months pretax loss from discontinued operations was $21.7 million in 2022 compared with a pretax loss of $3.6 million in 2021. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business while 2022 includes a $15.3 million charge for a litigation matter. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

Further, recently, the Mexican government has taken actions adverse to our operations in that country. On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to Calica and began a proceeding that could result in the revocation of that permit. We strongly believe that the actions taken by Mexico are arbitrary and illegal, and we intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law. Our full year 2022 Outlook includes an EBITDA impact of $80 million to $100 million as a result of this shutdown.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2022	2021	2022	2021
Aggregates segment
Segment sales	$ 1,490.5	$ 1,172.4	$ 4,013.5	$ 3,192.7
Less
Freight & delivery revenues [1]	364.6	253.1	972.9	685.2
Other revenues	28.7	21.3	84.1	54.4
Freight-adjusted revenues	$ 1,097.2	$ 898.0	$ 2,956.5	$ 2,453.1
Unit shipments - tons	65.4	60.2	182.2	165.1
Freight-adjusted sales price	$ 16.79	$ 14.93	$ 16.23	$ 14.86

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

margin in accordance with gaap

	Three Months Ended		Trailing-Twelve Months
	September 30		September 30
dollars in millions	2022	2021	2022	2021
Aggregates segment
Gross profit	$ 436.1	$ 372.4	$ 1,407.2	$ 1,245.8
Segment sales	$ 1,490.5	$ 1,172.4	$ 5,165.8	$ 4,149.2
Gross profit margin	29.3%	31.8%	27.2%	30.0%
Incremental gross profit margin	20.1%		15.9%

FLOW-THROUGH RATE (non-gaap)

	Three Months Ended		Trailing-Twelve Months
	September 30		September 30
dollars in millions	2022	2021	2022	2021
Aggregates segment
Gross profit	$ 436.1	$ 372.4	$ 1,407.2	$ 1,245.8
Segment sales	$ 1,490.5	$ 1,172.4	$ 5,165.8	$ 4,149.2
Less: Freight & delivery revenues [1]	364.6	253.1	1,239.7	890.2
Segment sales excluding freight & delivery	$ 1,125.9	$ 919.3	$ 3,926.1	$ 3,259.0
Gross profit margin excluding freight & delivery	38.7%	40.5%	35.8%	38.2%
Incremental gross profit flow-through rate	30.9%		24.2%

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2022	2021	2022	2021
Aggregates segment
Gross profit	$ 436.1	$ 372.4	$ 1,081.3	$ 969.8
Depreciation, depletion, accretion and amortization	113.5	93.3	324.4	258.5
Aggregates segment cash gross profit	$ 549.6	$ 465.7	$ 1,405.7	$ 1,228.3
Unit shipments - tons	65.4	60.2	182.2	165.1
Aggregates segment gross profit per ton	$ 6.67	$ 6.19	$ 5.94	$ 5.87
Aggregates segment cash gross profit per ton	$ 8.41	$ 7.74	$ 7.72	$ 7.44
Aggregates segment freight-adjusted sales price	$ 16.79	$ 14.93	$ 16.23	$ 14.86
Aggregates segment cash cost of sales per ton	$ 8.38	$ 7.19	$ 8.51	$ 7.42
Asphalt segment
Gross profit	$ 29.5	$ 7.1	$ 40.2	$ 17.6
Depreciation, depletion, accretion and amortization	8.9	9.0	26.0	27.1
Asphalt segment cash gross profit	$ 38.4	$ 16.1	$ 66.2	$ 44.7
Concrete segment
Gross profit	$ 26.5	$ 14.3	$ 84.7	$ 32.4
Depreciation, depletion, accretion and amortization	21.7	8.7	63.5	16.6
Concrete segment cash gross profit	$ 48.2	$ 23.0	$ 148.2	$ 49.0
Calcium segment
Gross profit	$ 0.8	$ 0.3	$ 1.6	$ 1.9
Depreciation, depletion, accretion and amortization	0.0	0.0	0.1	0.1
Calcium segment cash gross profit	$ 0.8	$ 0.3	$ 1.7	$ 2.0

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

	Three Months Ended		Nine Months Ended		Trailing-Twelve Months
	September 30		September 30		September 30
in millions	2022	2021	2022	2021	2022	2021
Net earnings attributable to Vulcan	$ 177.1	$ 176.9	$ 456.2	$ 532.9	$ 594.2	$ 647.4
Income tax expense	82.3	51.7	164.6	169.7	195.0	195.0
Interest expense, net of interest income	46.1	36.8	120.8	111.6	156.9	145.5
Loss on discontinued operations, net of tax	1.2	0.2	16.1	2.7	16.7	4.1
Depreciation, depletion, accretion and amortization	151.0	117.5	435.0	321.0	577.0	421.9
EBITDA	$ 457.7	$ 383.2	$ 1,192.7	$ 1,137.8	$ 1,539.7	$ 1,413.8
Gain on sale of real estate and businesses, net	$ (23.5)	$ 0.0	$ (23.5)	$ (114.7)	$ (23.5)	$ (114.7)
Loss on impairments	67.8	0.0	67.8	0.0	67.8	0.0
Charges associated with divested operations	0.4	0.4	1.0	1.1	1.5	1.4
Business development [1]	2.5	24.7	8.1	30.6	16.5	40.0
COVID-19 direct incremental costs	0.0	5.9	0.0	9.7	3.7	12.5
Pension settlement charge	0.0	0.0	0.0	0.0	12.1	22.7
Restructuring charges	2.1	3.5	4.9	3.5	16.3	3.5
Adjusted EBITDA	$ 507.0	$ 417.7	$ 1,251.0	$ 1,068.0	$ 1,634.3	$ 1,379.2

[1]	Represents non-routine charges or gains associated with acquisitions and dispositions including the cost impact of purchase accounting inventory valuations.

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	September 30
in millions	2022	2021
Debt
Current maturities of long-term debt	$ 0.5	$ 12.2
Short-term debt	312.0	0.0
Long-term debt	3,874.2	3,874.1
Total debt	$ 4,186.7	$ 3,886.3
Less: Cash and cash equivalents and restricted cash	146.9	136.4
Net debt	$ 4,039.8	$ 3,749.9
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,634.3	$ 1,379.2
Total debt to TTM Adjusted EBITDA	2.6x	2.8x
Net debt to TTM Adjusted EBITDA	2.5x	2.7x

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$ 1.33	$ 1.32	$ 3.42	$ 3.99
Less: Discontinued operations	0.00	(0.01)	(0.12)	(0.02)
Diluted EPS attributable to Vulcan from continuing
operations	$ 1.33	$ 1.33	$ 3.54	$ 4.01
Items included in Adjusted EBITDA above, net of tax	$ 0.38	$ 0.21	$ 0.42	$ (0.36)
NOL carryforward valuation allowance	0.07	0.00	0.07	0.10
Acquisition financing interest costs	0.00	0.00	0.00	0.05
Adjusted diluted EPS attributable to Vulcan from
continuing operations	$ 1.78	$ 1.54	$ 4.03	$ 3.80

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

	Trailing-Twelve Months
	September 30
dollars in millions	2022	2021
Adjusted EBITDA	$ 1,634.3	$ 1,379.2
Average invested capital
Property, plant & equipment, net	$ 5,716.4	$ 4,609.1
Goodwill	3,705.5	3,272.6
Other intangible assets	1,761.0	1,253.6
Fixed and intangible assets	$ 11,182.9	$ 9,135.3
Current assets	$ 1,855.3	$ 2,090.9
Less: Cash and cash equivalents	156.3	855.7
Less: Current tax	49.3	29.6
Adjusted current assets	1,649.7	1,205.6
Current liabilities	945.7	831.9
Less: Current maturities of long-term debt	4.5	213.6
Less: Short-term debt	117.6	0.0
Adjusted current liabilities	823.6	618.3
Adjusted net working capital	$ 826.1	$ 587.3
Average invested capital	$ 12,009.0	$ 9,722.6
Return on invested capital	13.6%	14.2%

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

0

2022 Projected
in millions	Mid-point
Net earnings attributable to Vulcan	$ 690
Income tax expense	230
Interest expense, net of interest income	165
Depreciation, depletion, accretion and amortization	575
Projected EBITDA	$ 1,660

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

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate, and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2022, including:

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our September 30, 2022 cash and cash equivalents and restricted cash balances of $146.9 million is $24.5 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2022	2021
Net earnings	$ 456.7	$ 532.7
Depreciation, depletion, accretion and amortization (DDA&A)	435.0	321.0
Noncash operating lease expense	46.6	32.7
Net gain on sale of property, plant & equipment and businesses	(28.4)	(120.3)
Loss on impairments	67.8	4.6
Deferred tax expense	35.4	71.4
Other operating cash flows, net [1]	(264.8)	(117.3)
Net cash provided by operating activities	$ 748.3	$ 724.8

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $748.3 million during the nine months ended September 30, 2022, a $23.5 million increase compared to the same period of 2021.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 47.6 days at September 30, 2022 compared to 45.9 days at September 30, 2021. Additionally, our over 90 day balance of $46.4 million at September 30, 2022 was $33.1 million above the $13.3 million at September 30, 2021. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

cash from investing activities

Net cash used for investing activities was $940.7 million during the first nine months of 2022, an $819.9 million decrease compared to cash used of $1,760.6 million in the same period of 2021. This decrease was primarily attributable to less cash used for business acquisitions in the current period compared to the prior period. During the first nine months of 2022, we acquired businesses for $528.0 million of cash consideration as compared to $1,634.5 million of acquisitions in the first nine months of 2021 (see Note 16 to the condensed consolidated financial statements). Additionally, during the first nine months of 2022, we invested $450.4 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $318.6 million in the prior year period. Of this $450.4 million, $157.1 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities. Further, in the first nine months of 2022, proceeds from the sale of property, plant & equipment were $37.8 million, a decrease of $154.6 million from the first nine months of 2021. In 2021, we sold reclaimed real estate in Southern California for net cash proceeds of $182.3 million.

cash from financing activities

Net cash provided by financing activities in the first nine months of 2022 was $97.8 million, compared to cash used of $25.8 million in the same period of 2021. The current year includes a $312.0 million net draw on our line of credit. The prior year includes $156.0 million of net cash provided from debt issuances and debt payments (see Note 7 to the condensed consolidated financial statements). Additionally, capital returned to our shareholders increased by $12.2 million as a result of higher dividends ($1.20 per share compared to $1.11 per share).

debt

Certain debt measures are presented below:

	September 30	December 31	September 30
dollars in millions	2022	2021	2021
Debt
Current maturities of long-term debt	$ 0.5	$ 5.2	$ 12.2
Short-term debt	312.0	0.0	0.0
Long-term debt	3,874.2	3,874.8	3,874.1
Total debt	$ 4,186.7	$ 3,880.0	$ 3,886.3
Capital
Total debt	$ 4,186.7	$ 3,880.0	$ 3,886.3
Total equity	6,878.9	6,567.7	6,449.1
Total capital	$ 11,065.6	$ 10,447.7	$ 10,335.4
Total Debt as a Percentage of Total Capital	37.8%	37.1%	37.6%
Weighted-average Effective Interest Rates
Line of credit [1]	1.125%	1.125%	1.130%
Commercial paper	3.04%	N/A	N/A
Term debt	4.55%	3.68%	4.64%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	66.8%	72.1%	72.2%
Floating-rate debt	33.2%	27.9%	27.8%

[1]	Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

At September 30, 2022, total debt to trailing-twelve months Adjusted EBITDA was 2.6 times (2.5 times on a net debt basis reflecting $146.9 million of cash on hand). Our weighted-average debt maturity was 11.3 years.

delayed draw term loan, line of credit AND COMMERICAL PAPER PROGRAM

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 16 for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan with a subset of the banks that provide our line of credit and terminated the bridge facility commitment. The delayed draw term loan was drawn in August 2021 for $1,600.0 million upon the acquisition of U.S. Concrete, was paid down to $1,100.0 million in September 2021 and was further paid down to $550.0 million in August 2022 (amounts repaid are no longer available for borrowing). In March 2022, the delayed draw term loan was amended to extend the maturity date from August 2024 to August 2026. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of September 30, 2022, we were in compliance with the delayed draw term loan covenants. Borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. Financing costs for the bridge facility commitment and the delayed draw term loan facility totaled $13.3 million, $9.4 million of which was recognized as interest expense in the second quarter of 2021.

Our unsecured line of credit was amended in August 2022 to increase the amount from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2022, we were in compliance with the covenants, the margin for the Secured Overnight Financing Rate (SOFR) borrowings was 1.125%, the margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program and borrowed $550.0 million under the program. Commercial paper borrowings bear interest at rates determined at the time of issuance and as agreed between us and the commercial paper investors.

As of September 30, 2022, our available borrowing capacity under the line of credit was $1,210.0 million. Utilization of the borrowing capacity was as follows:

▪$312.0 million was borrowed

▪$78.0 million was used to support standby letters of credit

TERM DEBT

Essentially all of our $3,941.9 million (face value) of term debt (which includes the $550.0 million delayed draw term loan and the $550.0 million commercial paper) is unsecured. $2,840.2 million of such debt is governed by two essentially identical indentures that contain customary investment-grade type covenants. As of September 30, 2022, we were in compliance with all term debt covenants.

In August 2021, we assumed $434.5 million (fair value) of senior notes due 2029 in connection with the acquisition of U.S. Concrete and retired these notes in September 2021.

CURRENT MATURITIES of long-term debt

The $0.5 million of current maturities of long-term debt as of September 30, 2022 is due as follows:

Current
in millions	Maturities
Fourth quarter 2022	$0.0
First quarter 2023	0.5
Second quarter 2023	0.0
Third quarter 2023	0.0

debt ratings

Our debt ratings and outlooks as of September 30, 2022 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in millions	2022	2021	2021
Common stock shares at January 1,
issued and outstanding	132.7	132.5	132.5
Common Stock Issuances
Share-based compensation plans	0.2	0.2	0.2
Common Stock Purchases
Purchased and retired	0.0	0.0	0.0
Common stock shares at end of period,
issued and outstanding	132.9	132.7	132.7

As of September 30, 2022, there were 8,064,851 shares remaining under the February 2017 Board of Directors’ share purchase authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

There were no shares held in treasury as of September 30, 2022, December 31, 2021 and September 30, 2021.

There were no common stock purchases for the periods ended September 30, 2022, December 31, 2021 and September 30, 2021.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2022.

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

▪the impact of future regulatory or legislative actions, including those relating to climate change, biodiversity, land use, wetlands, greenhouse gas emissions, the definition of minerals, tax policy and domestic and international trade

▪the outcome of pending legal proceedings

▪pricing of our products

▪weather and other natural phenomena, including the impact of climate change and availability of water

▪availability and cost of trucks, railcars, barges and ships, as well as their licensed operators, for transport of our materials

▪energy costs

▪costs of hydrocarbon-based raw materials

▪healthcare costs

▪labor relations, shortages and constraints

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

At September 30, 2022, the estimated fair value of our long-term debt including current maturities was $3,620.6 million compared to a face value of $3,941.9 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.2 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

We are in the process of replacing our legacy quote to cash software system for our ready-mixed concrete operations. We expect the full implementation of this system to be completed in the fourth quarter of 2023.

On August 26, 2021, we completed our acquisition of U.S. Concrete, which operated under its own set of systems and internal controls. Subsequent to the acquisition, we began the process of integrating certain U.S. Concrete processes to our internal control over financial reporting environment. This integration is expected to be completed in the fourth quarter of 2022.

No other changes were made during the third quarter of 2022 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 8 to the condensed consolidated financial statements and Part II. Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

Other than the risk factor set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

We are subject to various risks arising from our international business operations and relationships, which could adversely affect our business — We have international operations and are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the FCPA). We face political and other risks, including legal risks for failure to comply with the FCPA, associated with our international operations, including our largest aggregates production facility located in Playa del Carmen, Mexico and our newly acquired aggregates production facilities in British Columbia, Canada and Puerto Cortés, Honduras. These risks have included and may in the future include changes in international trade policies, such as the United States - Mexico - Canada Agreement (USMCA), imposition of duties, taxes or government royalties, arbitrary changes to permits, zoning classifications or operating agreements, or overt acts by foreign governments, including expropriations and other forms of takings of property. Recently, the Mexican government has taken actions that adversely affect our operations in that country (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Trends or Uncertainties). We strongly believe that the actions taken by Mexico are arbitrary and illegal. We intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law, and resume normal operations as soon as permitted.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended September 30, 2022 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2022
July 1 - July 31	0	$ 0.00	0	8,064,851
Aug 1 - Aug 31	0	$ 0.00	0	8,064,851
Sep 1 - Sep 30	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2022, there were 8,064,851 shares remaining under the authorization. Depending upon market, business, legal and other conditions, we may make share purchases from time to time through open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the third quarter of 2022.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 10.1

Fourth Amendment to Credit Agreement, dated as of August 8, 2022, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2022) [1]

Exhibit 10.2	Independent Contractor Consulting Agreement, dated August 31, 2022, between the Company and Suzanne H. Wood
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in iXBRL (contained in Exhibit 101).

[1]	Incorporated by reference

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date November 3, 2022	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date November 3, 2022	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)