Form 10-K
period 2022-12-31
Vulcan Materials CO
filed 2023-02-24
CIK 1396009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2022 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission file number: 001-33841

VULCAN MATERIALS COMPANY

(Exact Name of Registrant as Specified in Its Charter)

New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑

Aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2022:	$18,855,378,169
Number of shares of common stock, $1.00 par value, outstanding as of February 14, 2023:	132,974,340
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 12, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

▪the risks of open pit and underground mining

▪expectations relating to environmental, social and governance considerations

▪claims that our products do not meet regulatory requirements or contractual specifications

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

ITEM 1

BUSINESS

Vulcan Materials Company operates primarily in the U.S. and is the nation’s largest supplier of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of aggregates-based construction materials, including asphalt mix and ready-mixed concrete. We provide the basic materials for the infrastructure needed to maintain and expand the U.S. economy. Delivered by trucks, ships, barges and trains, our products are the indispensable materials building homes, offices, places of worship, schools, hospitals and factories, as well as vital infrastructure including highways, bridges, roads, ports and harbors, water systems, campuses, dams, airports and rail networks. As of December 31, 2022, we had 404 active aggregates facilities as shown below.

Vulcan's 404 Active Aggregates Facilities as of December 31, 2022
Region of U.S. with little or no indigenous stone deposits
Vulcan's 22 Served States (plus D.C.)
Canada
Bahamas
Mexico
Honduras
U.S.V.I.

For additional information regarding our Calica operations in Mexico, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

While aggregates is our focus and primary business, as of December 31, 2022, we further served our customers through our 71 asphalt facilities and 142 concrete facilities located in Alabama, Arizona, California, Maryland, New Mexico, Oklahoma, Tennessee, Texas, Virginia, the U.S. Virgin Islands and Washington D.C.

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

Public Company Revenue Mix Among Largest U.S. Aggregates Producers
0%
10%
20%
30%
40%
50%
60%
70%
80%
90%
100%
VMC
MLM
HEI
SUM
CX
HOLN
CRH
EXP
Aggregates
Cement
Other

Source: 2021 reported financial information and Company estimates. VMC includes U.S. Concrete revenues subsequent to the August 2021 acquisition.

Given our focus on aggregates, we:

▪TAKE ADVANTAGE OF SIZE AND SCALE: While certain aspects of each aggregates operation are unique, such as its location within a local market and its particular geological characteristics, every operation uses a similar group of assets to produce saleable aggregates and provide customer service. Our 404 active aggregates facilities as of December 31, 2022 provide opportunities to share and scale best practices across our operations and to procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to share best practices across the organization and leverage our size for administrative support, customer service, accounting, procurement, technical support and engineering.

▪BUILD AND HOLD SUBSTANTIAL RESERVES: Our reserves are critical to our long-term success. We currently have 15.6 billion tons of proven and probable aggregates reserves. They are strategically located to economically serve high-growth areas in the United States that are expected to require large amounts of aggregates to meet future construction demand. Moreover, there are significant barriers to entry in many metropolitan markets due to stringent zoning and permitting regulations. These restrictions curtail expansion in certain areas, but they also increase the value of our reserves at existing locations.

Part I	4

2. Growth management AND CAPITAL ALLOCATION

growth management: Demand for our products is dependent on construction activity and correlates positively with changes in population growth, household formation and employment. As such, we have pursued a strategy to increase our presence in U.S. metropolitan areas that are expected to grow the most rapidly and to divest assets that are no longer considered part of our long-term growth strategy. During the next decade (2022 - 2032), Woods & Poole Economics projects that 75% of the U.S. population growth, 74% of household formation and 73% of new jobs will occur in Vulcan-served states. Our coast-to-coast footprint serves 20 of the top 25 highest-growth metropolitan statistical areas in 22 states plus Washington D.C. The close proximity of our aggregates reserves and our production facilities to this projected population growth creates many opportunities to invest capital in high-return projects.

Projected Demographic Growth, 2022 to 2032
(Millions)
Vulcan States
Non-Vulcan States
16.8
5.5
22.3
8.1
7.7
2.7
Population Growth
Employment Growth
Household Growth

Source: Woods & Poole Economics, Complete Economic and Demographic Data Source (CEDDS) 2022

Our top ten revenue producing states accounted for 84% of our 2022 revenues while our top five accounted for 62%.

VULCAN’S TOP TEN REVENUE PRODUCING STATES IN 2022
1.	Texas	6.	Florida
2.	California	7.	Alabama
3.	Georgia	8.	Arizona
4.	Tennessee	9.	South Carolina
5.	Virginia	10.	North Carolina

Part I	5

capital allocation: Our long-term capital allocation strategy is focused on the following priorities:

▪Operating Capital (maintain and grow the value of our franchise)

▪Growth Capital (including greenfields and acquisitions)

▪Dividend Growth (with a keen focus on sustainability)

▪Return Excess Cash to Shareholders (primarily via share repurchases)

During 2022, we reinvested $612.6 million into core operating & maintenance capital and internal growth capital, in addition to $451.3 million and $362.2 million reinvested in 2021 and 2020, respectively. These investments are fundamental actions that sustain and strengthen the business. They improve the longer-term efficiency, capacity and flexibility of our production, and they support our strong commitment to superior customer service.

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

While an aggregates-focused business, we selectively make investments in downstream products that drive local market profitability. Our downstream businesses (asphalt and concrete) use internally-produced aggregates almost exclusively when available in the market from a Vulcan aggregates operation. In 2017, we entered the asphalt market in Tennessee through the acquisition of several asphalt mix operations and a construction paving business. In 2018, we entered the asphalt mix and construction paving markets in Alabama and expanded our asphalt operations and service offerings in Texas through the acquisition of several asphalt mix operations and construction paving businesses. Through our 2021 acquisition of U.S. Concrete, we entered the New Jersey, New York, Oklahoma, Pennsylvania and U.S. Virgin Islands concrete markets and expanded our California, Texas and Washington D.C. concrete markets. We subsequently exited the New Jersey, New York and Pennsylvania concrete markets in 2022.

Additionally, throughout our history, we have completed many bolt-on aggregates and downstream acquisitions that have contributed significantly to our growth. From 2020 to 2022, we invested $2,307.4 million in acquisitions as outlined in Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

Our annual Return on Invested Capital (ROIC) decreased 0.7 percentage points (70 basis points) in 2022. While Adjusted EBITDA increased 12% in 2022 (net earnings attributable to Vulcan decreased 14% in 2022), invested capital increased by 18%, primarily as a result of acquisitions. We remain committed to driving improvement in our ROIC through solid operating earnings growth coupled with disciplined capital management. ROIC and Adjusted EBITDA are Non-GAAP financial measures. Non-GAAP financial measures are defined and reconciled within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Reconciliation of Non-GAAP Financial Measures.”

Part I	6

3. compounding improvement in profitability

Our focus on the Vulcan Way of Selling (Commercial Excellence & Logistics Innovation) and the Vulcan Way of Operating (Operational Excellence & Strategic Sourcing) has made us one of the most profitable public companies in the industry (as measured by aggregates gross profit per ton).

▪Commercial Excellence — We place great emphasis on the unique characteristics of each geographic market, and we interact with our customers accordingly. We leverage our coast-to-coast presence, sharing best practices and real-time, forward-looking metrics with our sales teams to drive high quality discussions, value selling and improved solutions for our customers. We have clearly defined roles and responsibilities which enable our sales teams to spend less time on non-selling activities and more time responding to our customers’ needs.

▪Logistics Innovation — Our industry-leading logistics team manages the shipments of nearly half of our products. We provide logistics systems that give us real-time information including on-site, mobile visibility to orders, deliveries and digital shipping records. Partnering with our customers (truck drivers and contractors), our bundled logistics solutions enable streamlined scheduling, speed and accuracy of delivery, as well as efficient back-office processes.

▪Operational Excellence — We strive for continuous and sustainable improvements in our operating disciplines and our industry-leading safety performance. Leveraging our size and diversity, we harness technology and innovation to equip our operators with the tools and information they need to improve our customer service, asset utilization and production efficiencies.

▪Strategic Sourcing — We focus on value preservation and creation in our sourcing, leveraging our scale to save money across the organization while making sure our employees have the supplies and equipment they need. Deploying best practices and innovation allows us to spend more time in our plants and with our suppliers to deliver the right parts and services at the right time and optimize the total cost of ownership.

We manage the Vulcan Way of Selling & Operating locally and align our talent and incentives accordingly. Our knowledgeable and experienced workforce and our flexible production capabilities allow us to manage operational and overhead costs aggressively. As a result, from 2020 to 2022, aggregates gross profit per ton has improved from $5.57 to $5.96 (an increase of 7%), and aggregates cash gross profit per ton has improved from $7.11 to $7.83 (an increase of 10%). Aggregates cash gross profit per ton is a Non-GAAP financial measure. Non-GAAP financial measures are defined and reconciled within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Reconciliation of Non-GAAP Financial Measures.”

4. LAND MANAGEMENT

With more than 240,000 acres in our land portfolio, a long-term holistic approach to preserving land and water is integral to sustaining our success. From pre-mining to mining to reclamation, we are actively managing the entire life cycle of our land to create maximum value for the business, our shareholders and our communities.

We are putting land to use before we mine by creating opportunities for agriculture and timber development. After mining, our land and water assets will be converted to other valuable uses including drinking water reservoirs, aquifer recharge basins, public parks, habitat mitigation banks, wetlands, productive farmland and residential and commercial developments. In 2022, we sold excess real estate in Southern California for net proceeds of $23.6 million resulting in a pretax gain of $23.5 million. In 2021, we sold previously mined land in Southern California that we had reclaimed for commercial and retail development for net proceeds of $182.3 million resulting in a pretax net gain of $114.7 million.

Because of the evolving needs of our communities, we listen to and collaborate with our neighbors to prepare the land for its highest and best use after mining is complete. For example, in 2021 we partnered with the city of Atlanta to convert our Bellwood Quarry into a reservoir. This reservoir will serve as an emergency water supply for Atlanta, holding more than 2 billion gallons of water from the Chattahoochee River. This amount is enough backup water supply to last between 30 and 90 days — a significant improvement from the city’s previous reserve of three to five days. We are proud to have worked with the city of Atlanta to provide an extremely valuable asset that protects and serves local communities. Our work with state, regional and local governments to develop solutions today will benefit future generations.

Part I	7

5. SAFETY, HEALTH AND THE ENVIRONMENT

A strategy for sustainable, long-term value creation must include doing right by your employees, your neighbors and the environment in which you operate.

Our leadership recognized decades ago the significance and importance of leadership in the Safety, Health and Environmental areas. The Safety, Health and Environmental Affairs Committee of our Board of Directors, along with the full Board, has oversight responsibility for our environmental, safety and health programs and results. Our Safety, Health & Environmental Management Committee, made up of the senior leadership team along with other key senior personnel from cross-functional operations and staff disciplines, has the ongoing management responsibility for all of our safety, health and environmental initiatives. We are a leader in our industry in safety performance by applying the shared experiences, expertise and resources at each of our locally led sites with an emphasis on taking care of one another. In 2022, we achieved an overall Mine Safety and Health Administration (MSHA) safety performance of 1.00 injuries per 200,000 employee hours worked, which is both industry-leading and considered world-class.

Our community relations programs serve our neighbors while ensuring that we grow and thrive in the communities where we operate. We leverage our charitable foundation and company funds to support food banks, healthcare services, childhood education remote learning programs and other initiatives designed to lessen the difficulties experienced in many of our communities. Our charitable foundation alone has provided nearly $66 million in support over the past 20 years to essential charitable, civic and educational organizations that strengthen and enrich our communities. The actions of our Grandin Sand Plant facility in Florida over the last two years are a prime example of our commitment to community relations. This aggregates operation provided support to federal, state and local government clients to help rebuild from Hurricane Irma and Hurricane Matthew along the Florida coast. We worked with the Army Corps of Engineers, the Federal Emergency Management Agency and county officials to support the reconstruction of beaches to improve public usability and protection from future storm events.

We focus on our environmental stewardship programs with the same intensity that we bring to our health and safety initiatives. Our environmental stewardship commitment is designed to protect plant and animal species and habitats, as well as the air we breathe, the water we use and the planet we all share. In all parts of our company, from local operations to our corporate and regional offices to our international business and ocean-going shipping, we are focused on ensuring that our operations are efficient in ways that are economically and environmentally sustainable. As an example of our commitment to environmental stewardship, we have been a proud national partner of the Wildlife Habitat Council (WHC) since 1990 when our Sanders quarry became the first site in the U.S. to obtain certification by WHC. Since then, we have received accreditation for 40 quarry sites containing wildlife enhancement programs. Our reforestation efforts at our Calica quarry in Mexico provide another example of our commitment to environmental stewardship. Since we began closely recording data about our reforestation efforts, we have planted an average of 2,885 trees per hectare, significantly more than the 500 recommended by the National Forestry Commission. Over a nearly 20-year time span, we have planted approximately 80,000 trees. We also maintain nearly 30% of our land as protected forest and as a natural forest conservation area, which contains three Mayan archaeological sites and four cenotes (underground natural pools historically used for sacred Mayan ceremonies).

In addition, the recycling of aggregates-containing construction materials including concrete and recycled asphalt pavement (RAP) is an important part of our business. The sources of these materials are highway and infrastructure projects and other demolition projects where concrete structures or asphalt paving is being removed. During 2022, we reused 1.7 million tons of RAP and recycled 2.1 million tons of concrete. The recycling of these aggregates-containing construction materials reduces carbon emissions that impact climate change while providing a valuable service to our customers and communities, extending the life of our aggregates reserves and helping us manage the cost of production.

For a discussion of our energy management and greenhouse gas emissions initiatives, see the Environmental Stewardship and Climate Change section later within this Item 1 under Other Business-Related Items.

Part I	8

PRODUCT LINES

Our products are used to build the roads, tunnels, bridges, railroads and airports that connect us, and to build the hospitals, schools, shopping centers, factories and places of worship that are essential to our lives, our communities and the economy. We have four operating (and reportable) segments (Aggregates, Asphalt, Concrete and Calcium) organized around our principal product lines. As of December 31, 2022, we had 404 active aggregates facilities, 71 asphalt facilities, 142 concrete facilities and 1 calcium facility.

Our 2022 total revenues and gross profit by segment are illustrated as follows (Calcium revenues and gross profit were less than one percent):

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

Our construction aggregates are used in a number of ways:

▪as a base material underneath highways, walkways, airport runways, parking lots and railroads

▪to aid in water filtration, purification and erosion control

▪as a raw material used in combination with other resources to construct many of the items we rely on to sustain our quality of life, including:

▪houses and apartments

▪roads, bridges and parking lots

▪schools and hospitals

▪commercial buildings and retail space

▪sewer systems

▪power plants

▪airports and runways

Part I	9

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

Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation — shipping by barge and rail — and from our quarries in Quintana Roo, Mexico (see Note 12, NAFTA Arbitration) and Puerto Cortés, Honduras (acquired in the third quarter of 2022) with our fleet of Panamax-class, self-unloading ships. Additionally, as a result of our 2021 acquisition of U.S. Concrete, we serve markets in California and Hawaii from our quarry in British Columbia, Canada by means of a long-term marine shipping agreement with CSL Americas. Approximately 16% of our total aggregates shipments are delivered by truck to the customer after reaching a sales yard by rail or water. The remaining 2% of aggregates shipments are delivered directly to the customer by rail or water.

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

▪Highly fragmented industry: The U.S. aggregates industry is composed of over 5,000 companies that managed over 10,000 operations during 2022. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.

Through strategic acquisitions and investments, we have developed an unmatched coast-to-coast footprint of strategically located permitted reserves concentrated in and serving the nation’s key growth centers. We have over 22,000 customers in 22 states, the U.S. Virgin Islands, Washington D.C., British Columbia (Canada), Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico).

▪Flexible production capabilities: The production of aggregates is a mechanical process in which stone is crushed and, through a series of screens, separated into various sizes depending on how it will be used. Direct production costs of aggregates primarily include: a) wages and fringe benefits; b) depreciation, depletion, accretion and amortization of capital (or long-term) assets; c) operating parts and supplies; d) repair and maintenance; e) third-party contracted services and f) energy (primarily electricity and diesel). Production capacity is flexible by adjusting operating hours to meet changing market demand. We are currently operating considerably below full capacity, making us extremely well positioned to further benefit from economies of scale when additional growth materializes.

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

Part I	10

AGGREGATES MARKETS

We focus on the U.S. markets with above-average long-term expected population growth and where construction is expected to expand. We produce and sell aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services in twenty-two states, the U.S. Virgin Islands, Washington D.C., Freeport (Bahamas), British Columbia (Canada), Puerto Cortés (Honduras) and Quintana Roo (Mexico) — see Note 12, NAFTA Arbitration. We also ship railroad ballast to eleven additional states and supply direct shipments to Hawaii. We serve both the public and the private sectors.

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

U.S. Aggregates Demand
(Billions of Tons)
Public Construction Tons
Private Construction Tons
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
1982
1986
1990
1994
1998
2002
2006
2010
2014
2018
2022

Source: Company estimates

Part I	11

PUBLIC SECTOR CONSTRUCTION MARKET

Public sector construction includes spending by federal, state and local governments for highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2022, publicly-funded construction accounted for approximately 40% of our total aggregates shipments, and approximately 22% of our aggregates sales by volume were used in highway construction projects.

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

▪STATE AND LOCAL TRANSPORTATION FUNDING: Since 2013, 33 states and the District of Columbia have increased or adjusted taxes on motor fuel to increase revenues available for transportation investment, including 14 Vulcan-served states and the District of Columbia. Several states in our footprint index their gas taxes to a measure of inflation, including Alabama, California, Florida, Georgia, Illinois, Maryland, North Carolina, Virginia and the District of Columbia.

In addition, we benefit from state and local transportation funding ballot measures. In the 2022 general elections, voters in 20 states approved 88% of over 400 measures, which will generate nearly $23 billion in one-time and recurring revenues for transportation investment. This approval rate was higher than the historical average. Voters have approved an average of 85% of nearly 3,000 transportation investment ballot measures since 2010. Major transportation funding measures in Vulcan-served areas approved in 2022 are estimated to result in $8.5 billion in revenues and bond proceeds primarily dedicated to roads, streets and bridges.

▪federal highway funding: In November 2021, President Biden signed a historic, bi-partisan infrastructure bill, the Infrastructure Investment and Jobs Act (IIJA), into law.

The IIJA provides the largest increase in federal highway, road and bridge funding in more than six decades with a five-year reauthorization of Federal-Aid Highway Program funding. The total Federal-Aid Highway Program obligation limitation under IIJA starts at $66.9 billion in Fiscal Funding Year (FFY) 2022 and increases to $72.1 billion in FFY 2026, for a total of nearly $350 billion.

These numbers include one-time additional funding for large road and bridge projects, such as $40 billion for bridge repair, replacement and rehabilitation. Of the bridge funds, approximately $16.2 billion is earmarked for projects in Vulcan-served states.

In December 2022, President Biden signed the FFY 2023 omnibus spending package, which fully funds the IIJA highway investment levels for FFY 2023. The FFY 2023 spending package also enables states and localities to use funds from the American Rescue Plan Act of 2021, a COVID-19 relief package for infrastructure projects, including highways, roads and bridges. In Vulcan-served states, counties and cities, this amounts to $70 billion additional Federal resources available.

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

Part I	12

▪ADDITIONAL FEDERAL PUBLIC INFRASTUCTURE INVESTMENTS UNDER THE IIJA: The IIJA allocates a total of approximately $1.2 trillion in federal funds for infrastructure investment, including almost $550 billion in new spending. A little more than half of the new money is dedicated to transportation sector projects. Beyond highway infrastructure, Vulcan could benefit from IIJA-funded, aggregates-intensive infrastructure projects, such as railroads, airports, seaports, and drinking and wastewater systems.

▪FEDERAL WATER Resources INFRASTRUCTURE: In December 2022, President Biden signed the Water Resources Development Act of 2022 (WRDA 2022) into law, enacting the fifth consecutive biennial authorization for the U.S. Army Corps of Engineers (Army Corps) since 2014. WRDA 2022 reauthorizes needed investment in America’s ports, channels, locks, dams, and other infrastructure that supports the maritime and waterways transportation system. WRDA 2022 provides the Army Corps with authorization and funding for flood and coastal storm risk management and ecosystem restoration in support of resilience and sustainability. It also authorizes the Army Corps and United States Environmental Protection Agency’s (EPA) programs, which support drinking water, wastewater and storm management projects. Notably, WRDA 2022 includes a policy provision that makes permanent the Inland Waterways Trust Fund (IWTF) cost share for lock and dam construction and major rehabilitation projects, enabling the IWTF to help finance more projects.

Private sector CONSTRUCTION MARKET

The private sector construction markets include both nonresidential building construction and residential construction and are considerably more cyclical than public construction. In 2022, privately-funded construction accounted for approximately 60% of our total aggregates shipments.

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

U.S. housing starts, as measured by Dodge Data & Analytics data, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 0.6 million units, well below prior historical lows of approximately 1 million units annually. In 2022, total annual housing starts in the U.S. reached 1.73 million units.

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

We sell a relatively small amount of construction aggregates outside of the United States, principally in the areas surrounding our aggregates production facility located in Quintana Roo, Mexico (see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”) and our recently acquired aggregates production facilities in British Columbia, Canada and Puerto Cortés, Honduras. Nondomestic sales and long-lived assets outside the United States are reported in Note 15 “Segment Reporting” in Item 8 “Financial Statements and Supplementary Data.”

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

States where Vulcan is integrated into additional product lines:
Asphalt
Concrete
Calcium
East Geographic Market
Gulf Coast Geographic Market
West Geographic Market

2. ASPHALT

We produce and sell asphalt mix in Alabama, Arizona, California, New Mexico, Tennessee and Texas and provide asphalt construction paving services in Alabama, Tennessee and Texas. In August 2022 and October 2020, we strengthened our asphalt positions in California and Texas, respectively, by acquiring additional asphalt operations. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

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

Part I	14

3. CONCRETE

We produce and sell ready-mixed concrete in California, Maryland, Oklahoma, Texas, Virginia, the U.S. Virgin Islands and Washington D.C. In April and August 2022, we strengthened our concrete positions in Virginia and California by acquiring additional concrete operations. In August 2021, through our acquisition of U.S. Concrete, we entered the New Jersey, New York, Oklahoma, Pennsylvania and U.S. Virgin Islands concrete markets and expanded our service of the California, Texas and Washington D.C. concrete markets. Subsequently, in November 2022, we exited the New Jersey, New York and Pennsylvania concrete markets. In April 2020, we exited the New Mexico ready-mixed concrete market (we retained the concrete plants and mobile fleet which are leased to the buyer and obtained a 20-year aggregates supply agreement). For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

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

Part I	15

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

COMPETITORS

We operate in a fragmented industry with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers accounted for 33% of the total U.S. aggregates production in 2022. Despite being the industry leader, Vulcan’s total U.S. market share is less than 10%. Other publicly traded companies among the ten largest U.S. aggregates producers include the following:

▪Arcosa, Inc.

▪Cemex S.A.B. de C.V.

▪CRH plc

▪HeidelbergCement AG

▪Holcim Ltd.

▪Martin Marietta Materials, Inc.

▪MDU Resources Group, Inc.

▪Summit Materials, Inc.

Because the U.S. aggregates industry is highly fragmented, with over 5,000 companies managing over 10,000 operations during 2022, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or extend their existing market positions.

CUSTOMERS

No material part of our business depends upon any single customer whose loss would have a significant adverse effect on our business. In 2022, our five largest customers accounted for 7% of our total revenues, and no single customer accounted for more than 2% of our total revenues. Although approximately 40% to 55% of our aggregates shipments have historically been used in publicly-funded construction, such as highways, airports and government buildings, a relatively small portion of our sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly-funded construction, the vast majority of our business is not directly subject to renegotiation of profits or termination of contracts with local, state or federal governments. In addition, our sales to government entities span several hundred entities coast-to-coast, ensuring that negative changes to various government budgets would have a muted impact across such a diversified set of government customers.

Part I	16

ENVIRONMENTAL STEWARDSHIP AND CLIMATE CHANGE

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

As an industry leader, Vulcan is, and has always been, committed to environmental stewardship. We are committed to doing our part to reduce our greenhouse gas (GHG) emissions and mitigate against the potential impacts of climate change.

Vulcan recognizes, and is taking steps to address, the physical and transition risks associated with climate change. Carbon dioxide and other GHG emissions from Vulcan’s operations are low: Vulcan is aggregates-focused and does not produce cement. Beginning in 2018, Vulcan chose to voluntarily report GHG emissions via the Carbon Disclosure Project. In 2022, we established interim goals and targets related to Scope 1 and 2 emissions. We also committed to calculating our Scope 3 emissions, which result from activities of assets not owned or controlled by Vulcan but that indirectly impact our value chain. We continue to enhance our GHG emissions tracking and reporting capability in order to report Scope 1 and 2 emissions on an enterprise-wide basis across all lines of business and are concluding the first phase of our Scope 3 GHG emissions inventory project, which focuses on building our Scope 3 upstream emissions inventory and estimating capabilities. The second phase will focus on downstream emissions.

MANAGING ENERGY AND OPERATIONAL EFFICIENCY

Environmental stewardship — including our efforts to manage energy, increase efficiencies and reduce our environmental impact — is embedded into our business strategy and culture. We manage energy use carefully. We routinely conduct energy audits of our operations to identify areas for operational efficiency improvements and energy savings. Some of the opportunities identified during these audits that are being implemented include: replacement of older motors with new ultra-high efficiency motors to power plant processing equipment; improvements in water handling systems to reduce water pumping needed; optimizing process equipment flow to maximize efficiency; use of LED lighting; and optimization of air conditioning and lighting control to reduce energy consumption.

We continue to increase the fuel efficiencies of our off-road fleet vehicles. Tier IV machines performed over 57% of the off-road fleet’s work in 2022, which positively impacts all air emissions in addition to having an impact on GHG emissions.

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

Scope 1 and Scope 2 GHG reductions will come by means of continuing heavy equipment replacement with higher efficiency models, seeking production efficiencies, and procuring energy from renewable sources. We are confident that there are many more opportunities to reduce the carbon footprint of our operations, distribution and transportation networks, and the projects in which our products are used. An example of an additional opportunity that we are exploring is the installation of battery storage for electricity at multiple locations so that energy can be stored during off peak periods to run the plant equipment, thereby minimizing peak load usage. This has significant implications for the ability of the utility company to meet peak demands and to reduce their use of older power plants that burn coal or oil and emit greater concentrations of GHG emissions.

Part I	17

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

HUMAN CAPITAL

As of January 1, 2023, we employed 11,397 people in the United States. Of these employees, 1,252 are represented by labor unions. Also, as of that date, we employed 368 people in Mexico, 80 people in Canada, 128 people in Honduras and 1 person in the Bahamas. Of these employees, 296 are represented by labor unions. We believe we enjoy a satisfactory relationship with our employees, including our unionized workforce, and we do not anticipate any significant issues with any unions in 2023.

Vulcan’s commitment to our people has played a key role in the ongoing success and growth of our company throughout our long history. We are dedicated to fostering a culture of mutual respect, integrity, teamwork and trust among our workforce. Our people share a competitive drive to be the best they can be and do the right thing, which benefits all our stakeholders.

Diversity, equity and inclusion are important values at Vulcan. Our continued investment in people and strong commitment to diversity, equity and inclusion will help us attract, grow and retain the best talent possible. In 2015, we escalated and formalized our efforts in this area with the launch of our Diversity, Equity and Inclusion Council to promote an open workplace where everyone, regardless of background, race, or other factors, is free to contribute and grow. In 2019, we signed the CEO Action for Diversity & InclusionTM pledge, and we forged a long-term partnership with Historically Black Colleges and Universities (HBCUs) to support our future leaders in our communities and on our team. In 2020, we established diversity, equity and inclusion (DE&I) councils in our divisions to support targeted DE&I opportunities in their local communities. In 2021, we launched Employee Resource Groups (ERGs) and included quarterly DE&I topics and updates in our Vulcan University Pop-Up Training Series.

Diversity, equity and inclusion is also part of employee training. All employees completed DE&I awareness training in 2016; all new hires complete DE&I awareness training within their first 90 days, and all employees receive additional training every three years. The Unconscious Bias training launched in 2021 was completed by all employees by the end of 2022.

Part I	18

As a result of our commitment to diversity, equity and inclusion we have:

▪Cultivated a diverse talent pipeline of next generation leaders through our operations/sales trainee program

▪Expanded the diversity of our workforce at middle management and higher levels

▪Increased the number of female hires and promotions in senior leadership roles

▪Developed a five-year strategy through our Diversity, Equity and Inclusion Council

▪Built partnerships with HBCUs to recruit talented minority students for internships and management training roles

Our Board of Directors is 42% diverse (four board members are women and two board members are Black).

We believe that learning is fundamental to every job, and we encourage our people to expand and explore their capabilities for continued growth throughout their careers with Vulcan. Our industry-leading training and development programs encourage collaboration and enable people to innovate and flourish on the job and in the community. These programs:

▪Provide our employees with a Tuition Reimbursement Program, which pays up to 100% of tuition costs based on academic performance

▪Encourage personal and professional growth through our mentoring program, which has graduated more than 1,900 employees

▪Prepare future senior-level leaders through our Leadership Development Program in partnership with the University of North Carolina, Chapel Hill

▪Offer mini MBA programs and other continuing education opportunities

▪Deliver ongoing Vulcan Way of Operating technical and skills-based training modules

▪Provide ongoing management and soft skill training through the Plant Manager Engagement Series

Part I	19

shareholder return performance

Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the S&P 500 Materials Index (S&P 500 Materials) from December 31, 2017 to December 31, 2022.

	2017	2018	2019	2020	2021	2022
Comparative Total Return [1]
Vulcan Materials Company	$ 100.00	$ 77.73	$ 114.32	$ 119.04	$ 167.99	$ 142.96
S&P 500	$ 100.00	$ 95.62	$ 125.72	$ 148.85	$ 191.57	$ 156.90
S&P 500 Materials	$ 100.00	$ 85.30	$ 106.28	$ 128.28	$ 163.31	$ 143.22

[1]	Assumes an initial investment at December 31, 2017 of $100 in each stock/index, with quarterly reinvestment of dividends.

Part I	20

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

The Charters of the Audit, Compensation and Governance Committees are available on our website under the “Investor Relations” tab (“Governance – Committee Composition” section), or you may request a copy of any of these documents by writing to Denson N. Franklin III, Senior Vice President, General Counsel and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

Information included on our website is not incorporated into, or otherwise made a part of, this report.

CERTIFICATIONS AND ASSERTIONS

The certifications of our Chief Executive Officer and Chief Financial Officer made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K. Additionally, on June 6, 2022 our Chief Executive Officer submitted to the NYSE the annual written affirmation required by the rules of the NYSE certifying that he was not aware of any violations of Vulcan Materials Company of NYSE corporate governance listing standards.

Part I	21

ITEM 1A

RISK FACTORS

The following risks could materially and adversely affect our business, financial condition and results of operations, and cause the trading price of our common stock to decline. This list does not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should also refer to the other information set forth in this Annual Report on Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

ECONOMIC/POLITICAL RISKS

Our business is dependent on the construction industry and is subject to economic cycles — Our products are principally sold to the U.S. construction industry. Construction spending is affected by general economic conditions, changes in interest rates, demographic shifts, industry cycles, employment levels, inflation and other business, economic and financial factors, any of which could contribute to a downturn in construction activities or spending in Vulcan-served markets. A downturn in Vulcan-served markets, particularly in our top revenue-generating markets, could have a material adverse effect on our business, financial condition, and results of operations.

Our business is exposed to the risks associated with a pandemic, epidemic or other public health emergency, such as the coronavirus (COVID-19) pandemic — The COVID-19 pandemic caused governments and businesses around the world to implement strict measures to help control the spread of the virus. The vast majority, if not all, of these measures are no longer in place in the United States. While our industry was deemed essential in every state in which we operate and we continued to operate across our footprint when such measures were in place, our operations, supply chain, customers, and transportation networks were negatively impacted by such measures (including our own) and the health of our employees. The progression of COVID-19 (which remains highly uncertain) or another pandemic may result in future measures taken by governments and/or businesses (including our own) that could negatively impact our business.

Our business is dependent on the timing and amount of federal, state and local funding for infrastructure — Our products are used in a variety of public infrastructure projects that are funded and financed by federal, state and local governments. In 2022, voters in local jurisdictions in California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia, among others, approved bond and revenue-raising measures to provide additional resources for transportation projects. In November 2021, the federal Infrastructure Investment and Jobs Act (IIJA), which included a five year road, bridge and public transportation program reauthorization at record levels, was signed into law. These state and federal highway programs, as well as funding for other aggregates-intensive public infrastructure, will support demand for our products for several years to come. However, given the time to set up new federal programs, varying state and local budgetary situations and the stages of projects, we cannot be entirely assured of the existence, amount and timing of appropriations for future public infrastructure projects.

We are subject to various risks arising from our international business operations and relationships — We are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the FCPA) associated with our aggregates production facilities including those located in British Columbia, Canada; Puerto Cortés, Honduras; and Quintana Roo, Mexico. These risks have included, and may in the future include, changes in international trade policies, such as the United States - Mexico - Canada Agreement (USMCA), imposition of duties, taxes or government royalties, arbitrary changes to permits, zoning classifications or operating agreements, or overt acts by foreign governments, including expropriations and other forms of takings of property. Recently, the Mexican government has taken actions that adversely affect our property and operations in that country, including arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. We continue to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law and intend to resume normal operations in Mexico as soon as permitted.

Part I	22

OPERATIONS, GROWTH AND COMPETITIVE RISKS

Within our local markets, we operate in a highly competitive industry — The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we also compete against large private and public companies, some of which are significantly vertically integrated. This significant competition could lead to lower prices and lower sales volumes.

Certain markets are experiencing the expanded use of aggregates substitutes — Recycled concrete and asphalt are increasingly being used in a number of our markets, particularly urban markets, as a substitute for aggregates. The expanded use of recycled concrete and asphalt could cause a significant reduction in the demand for aggregates.

Our long-term success depends upon securing and permitting aggregates reserves in strategically located areas — Construction aggregates have a high weight-to-price ratio, and transportation costs can quickly exceed the cost of the aggregates. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be localized around our quarry sites and are served by truck. New quarry sites often take years to develop, so our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to secure operating and environmental permits to operate at those sites.

Our future growth depends in part on acquiring and successfully integrating other businesses in our industry — Our ability to acquire and integrate businesses is dependent upon the availability of attractive businesses with owners that are willing to sell at fair market prices, conducting proper due diligence on such available businesses, and developing and executing integration plans for acquired businesses.

Our aggregates operations are subject to the risks of open pit and underground mining – Aggregates mining involves risks such as pit wall failures, pillar or ceiling collapse, flooding, and seismic events related to geologic conditions and our mining activities. Any ground control event could lead to serious injuries, loss of life, equipment damage, production delays or cessation, and increased operating costs.

FINANCIAL/ACCOUNTING RISKS

Our industry is capital intensive, resulting in significant fixed and semi-fixed costs — Due to the high levels of fixed capital required for extracting and producing construction aggregates, our earnings are highly sensitive to changes in product shipments. Therefore, it is important that our capital allocation decisions are properly informed and our capital deployment is well planned and executed.

A deterioration in our credit ratings and/or the state of the capital markets could negatively impact the cost and/or availability of financing — We currently have approximately $4.0 billion of debt with maturities between 2023 and 2048. We expect to finance acquisitions with a combination of cash flows from existing operations, additional debt and/or additional equity. The mix of financing sources for acquisitions will be situationally dependent.

A deterioration in our credit ratings, regardless of the cause, could limit our debt financing options and increase the cost of such debt financing. While we do not anticipate a credit ratings downgrade and plan to manage our capital structure consistent with investment-grade credit metrics, we cannot assure our current credit ratings.

A deterioration in the state of the capital markets, regardless of our credit ratings, could impact our access to and/or cost of new debt or equity capital.

Part I	23

We use estimates in accounting for a number of significant items — As discussed more fully in “Critical Accounting Policies” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we use estimates and assumptions that require significant judgment in accounting for the following items:

▪goodwill impairment

▪impairment of long-lived assets excluding goodwill

▪business combinations and purchase price allocation

▪pension and other postretirement benefits

▪environmental compliance costs

▪claims and litigation including self-insurance

▪income taxes

Additionally, the calculation of mineral resources and reserves are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis. These estimates are subject to uncertainty due to factors that include the inherent variability of the deposit and recoverability of saleable material in the mining process.

These estimates and assumptions could change significantly in the future and could adversely affect our financial position, results of operations or cash flows.

Our effective tax rate is subject to change — Factors that may increase our future effective tax rate include, but are not limited to: governmental authorities increasing statutory income tax rates or eliminating deductions or credits; the mix of jurisdictions in which our earnings are taxed; changes in the valuation of our deferred tax assets and liabilities; the effect our stock price has with regard to excess tax benefits from share-based compensation; adjustments to estimated taxes upon finalization of various income tax returns; the resolution of issues arising from income tax audits with various tax authorities; and the interpretation of income tax laws and/or administrative practices.

LEGAL/REGULATORY COMPLIANCE RISKS

Our operations are subject to changes in legal requirements and governmental policies — Our operations are affected by numerous federal, state and local laws and regulations, including those related to zoning, land use and environmental matters. In addition, our operations require numerous governmental approvals and permits, which often require us to make significant capital and operating expenditures to comply with the applicable requirements. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities, taxes or tariffs on us; reduce operating hours; require additional investment by us in pollution control equipment; create restrictions on our products; impede our access to reserves or hamper the opening of new, or the expansion of existing, plants or facilities.

We are involved in certain environmental matters and other legal proceedings — We are involved in environmental investigations and cleanups at sites that we own or owned, where we operate or have operated or where we sent materials for recycling or disposal, as well as related offsite investigations and cleanups. We are also involved in several other complex, non-environmental, legal proceedings. As required by GAAP, we establish reserves when a loss is determined to be probable and the amount can be reasonably estimated. Our assessment of probability and loss estimates are based on the facts and circumstances known to us at a particular point in time. Subsequent developments related to these matters may affect our assessment and estimates of loss contingency. For a description of our current significant legal proceedings and environmental matters, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

Climate change legislation or regulations may adversely impact our business — A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions, and adversely impact the availability and/or cost of purchased electricity.

Part I	24

Expectations relating to environmental, social and governance (ESG) considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business — Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on ESG considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, we make statements about our ESG goals and initiatives through our ESG report, our other non-financial reports, information provided on our website, press releases and other communications. Responding to these ESG considerations and implementing these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced ESG goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us.

We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications — Our operations involve providing products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail to provide products meeting these requirements and specifications, product liability claims may arise against us. We have resolved certain claims of this kind, but there are currently open claims, and we expect future claims, some of which may exceed our product liability insurance coverage.

PERSONNEL RISKS

Our future success depends upon attracting and retaining qualified personnel, particularly in sales and operations — Our success in attracting qualified personnel, particularly in the areas of sales and operations, is affected by changing demographics of the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.

Disputes with organized labor could disrupt our business operations — Labor unions represent approximately 13% of our workforce. Disputes with our trade unions, or the inability to renew our labor agreements, may lead to strikes or other actions that could disrupt our business operations.

GENERAL RISK FACTORS

We are dependent on information technology systems (our own and those of our service providers such as Amazon Web Services), and these systems contain confidential or sensitive data about our business, employees, suppliers, and customers — The protection of our information technology systems and the data contained therein is critical to us. We have a dedicated information security team that executes our information security program and routinely tests the security of our applications, networks, databases, etc. The loss of use of information technology systems (whether ours or our service providers), regardless of the cause, would disrupt our business operations. The failure to keep secure the confidential and sensitive data about our business, employees, suppliers and customers, regardless of the reason for such failure, could expose us, our employees, suppliers and/or our customers to the misuse of such data and could result in reputational harm and financial liability. The Audit Committee, which has oversight responsibility for our information security program, is briefed on such program at least twice annually, and our Chief Financial Officer is briefed on such program at least quarterly.

Weather can, and climate change may, materially affect our operations — Almost all of our products are consumed outdoors in the public or private construction industry, and our production and distribution facilities are located outdoors. Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand because their work also can be hampered by weather. Potential impacts of climate change include disruption in production and product distribution due to impacts from major storm events, shifts in regional weather patterns and intensities, availability of energy and/or water, and sea level changes. A number of our facilities are located in desert climates, and while we have not experienced any significant shortages of energy or water in the past, we cannot guarantee that we will not in the future. Furthermore, public expectations for addressing climate change could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment.

Part I	25

Our product distribution is multi-modal and often dependent upon third-party providers — Our products are distributed either by truck to local markets or by rail, barge or oceangoing vessel to remote markets. The distribution and cost of distribution could be negatively affected by factors such as rail service interruptions or rate increases, tariffs, rising fuel costs, truck/railcar/barge shortages, truck driver and rail crew shortages, capacity constraints and minimum tonnage requirements. Additionally, weather events, such as hurricanes and tornadoes, can negatively impact our distribution network.

The production of our products is dependent upon the supply chain for several key inputs — In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. Additionally, we operate significant amounts of fixed and mobile equipment that require regular maintenance and replacement of parts. The availability and pricing of these resources are subject to market forces.

ITEM 1B

UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Securities and Exchange Commission staff regarding our periodic or current reports under the Exchange Act of 1934 that remain unresolved.

Part I	26

ITEM 2

PROPERTIES

AGGREGATES

As the largest U.S. supplier of construction aggregates, we have mining properties across the U.S. and in the Bahamas, Canada, Honduras, Mexico and the U.S. Virgin Islands. We principally serve markets in twenty-two states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; Puerto Cortés, Honduras and Quintana Roo, Mexico. Our primary focus is serving states and metropolitan markets in the U.S. that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates.

Our mining properties are categorized as follows: (1) Production Stage – properties with reported proven or probable reserves where we are actively mining aggregates, (2) Development Stage – properties with reported proven or probable reserves where we are not actively mining aggregates, and (3) Exploration Stage – properties with no reported reserves. The following map illustrates the location of our 234 aggregates production stage properties and 78 development stage properties. Our 36 aggregates exploration stage properties are excluded from this map.

Canada
Aggregates Mining Properties
Production Stage
Development Stage
Bahamas
US V.I.
Mexico
Honduras

For additional information regarding our Calica operations in Mexico, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

Production stage properties generally include one or more scale houses, office buildings, maintenance shops and processing plants.

Part I	27

Our aggregates resources and reserves are our foundation and fundamental to our success. However, no individual mining property is individually material to our business. As of December 31, 2022, we directly operated substantially all of our aggregates production facilities.

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

Our estimates of proven and probable aggregates reserves are prepared by and are the responsibility of our employees. The methodology employed takes a systematic approach to collecting sufficient information to estimate the reserves and resources. Each of our reserve and resource bearing properties is evaluated with supporting information to identify its geological, mining and economic viability. The supporting information includes aerial photography, topography, geologic maps, aggregates rock quality information (including core drilling, hand samples, and bulk sample testing, and/or geophysical data), hydrology, archaeology, biology, property boundary information, zoning information, and relevant municipal and environmental permitting information. The information is collected by experienced mining engineers and geologists who determine the extent of a resource using a combination of methods including ordinary planimetric based measurements to computer aided design 3-dimensional models.

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

AGGREGATES RESOURCES

Mineral resources are defined as a concentration or occurrence of material of economic interest in or on the earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for its economic extraction. Mineral resources are classified into three categories, in decreasing level of confidence, as follows:

▪Measured — based on conclusive geological evidence and sampling, meaning that evidence is sufficient to test and confirm geological and grade or quality continuity. After applying modifying factors (as noted in the Aggregates Reserves section below), measured resources may be converted to either proven or probable reserves

▪Indicated — based on adequate geological evidence and sampling, meaning that evidence is sufficient to establish geological and grade or quality continuity with reasonable certainty. After applying modifying factors, indicated resources may be converted to probable reserves

▪Inferred — based on limited geological evidence and sampling, meaning that evidence is only sufficient to establish that geological and grade or quality continuity is more likely than not. Inferred resources may not be converted to reserves

Our reported aggregates resources do not include amounts that have been identified as mineral reserves. Our 2022 measured, indicated and inferred aggregates resources are based on an initial assessment using an average sales price assumption ranging from approximately $6.00 to $24.00 per ton depending on the location/market. The table below presents, by division, the tons of measured, indicated and inferred aggregates resources and the percentage of aggregates resources by commodity as of December 31, 2022.

	(millions of tons)				Percentage by Commodity
	Aggregates Resources					Sand &
Division [1]	Measured (M)	Indicated (I)	Total (M) + (I)	Inferred	Stone [2]	Gravel
Central	581.3	1,167.5	1,748.8	529.5	16.4%	0.1%
East	2,685.7	757.9	3,443.6	295.3	27.1%	0.0%
International	0.0	61.1	61.1	0.0	0.4%	0.0%
Mountain West	31.5	0.4	31.9	26.7	0.0%	0.4%
Northeast	947.4	16.0	963.4	19.2	6.7%	0.4%
South	581.0	578.7	1,159.7	382.8	10.1%	1.1%
Southern Gulf Coast	690.0	108.3	798.3	218.4	7.1%	0.3%
Southwest	568.1	97.3	665.4	500.0	7.4%	1.1%
Western	521.6	1,751.9	2,273.5	666.6	12.1%	9.3%
Total	6,606.6	4,539.1	11,145.7	2,638.5	87.3%	12.7%

[1]

The divisions are defined by states/countries as follows:

Central Division — Illinois, Kentucky and Tennessee

East Division — North Carolina, South Carolina and North/Central Georgia

International Division — Puerto Cortés (Honduras) and Quintana Roo (Mexico)

Mountain West Division — Arizona and New Mexico

Northeast Division — Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and Washington D.C.

South Division — Florida (excluding panhandle), South Georgia, Freeport (Bahamas) and the U.S. Virgin Islands

Southern Gulf Coast Division — Alabama, Arkansas, Florida Panhandle, Louisiana and Mississippi

Southwest Division — Oklahoma and Texas

Western Division — California and British Columbia (Canada)

[2]	Stone: amphibolite, argillite, gneiss, granite, limestone, marble, quartzite and sandstone

Part I	29

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

Our 2022 proven and probable aggregates reserves were estimated by internal experts (i.e. geologists or engineers). The economic viability of our reserves were determined using average aggregates prices ranging from approximately $6.00 to $24.00 per ton depending on the location/market.

Part I	30

The tables below present by reserve classification — proven, probable and total proven & probable — and by division, the tons of aggregates reserves as of December 31, 2022 and the percentages by commodity type. The third (proven & probable) table also notes the 2022 production.

	(millions of tons)	Percentage by Commodity Type
	Aggregates Reserves		Sand &
Division [1]	Proven	Stone [3]	Gravel
Central	1,965.8	16.8%	0.1%
East [4]	2,688.4	23.1%	0.0%
International [5]	476.8	4.1%	0.0%
Mountain West	257.6	0.7%	1.5%
Northeast	1,380.4	11.4%	0.5%
South	1,007.8	7.1%	1.5%
Southern Gulf Coast	1,705.3	14.7%	0.0%
Southwest	1,348.7	10.2%	1.4%
Western	795.4	4.0%	2.9%
Total Proven Reserves	11,626.2	92.1%	7.9%

	(millions of tons)	Percentage by Commodity Type
	Aggregates Reserves		Sand &
Division [1]	Probable	Stone [3]	Gravel
Central	1,067.5	26.7%	0.1%
East [4]	1,098.5	27.6%	0.0%
International	0.0	0.0%	0.0%
Mountain West	66.2	0.5%	1.1%
Northeast	439.1	10.1%	1.0%
South	427.8	10.0%	0.7%
Southern Gulf Coast	46.6	1.2%	0.0%
Southwest	105.0	2.6%	0.0%
Western	731.7	9.3%	9.1%
Total Probable Reserves	3,982.4	88.0%	12.0%

	(millions of tons)		Percentage by Commodity Type
	Aggregates Reserves	2022 [2]		Sand &
Division [1]	Total Proven & Probable	Production	Stone [3]	Gravel
Central	3,033.3	34.0	19.4%	0.1%
East [4]	3,786.9	47.5	24.3%	0.0%
International [5]	476.8	5.0	3.1%	0.0%
Mountain West	323.8	8.6	0.6%	1.5%
Northeast	1,819.5	26.3	11.0%	0.6%
South	1,435.6	27.3	7.8%	1.3%
Southern Gulf Coast	1,751.9	27.6	11.2%	0.0%
Southwest	1,453.7	32.4	8.3%	1.0%
Western	1,527.1	26.3	5.3%	4.5%
Total Proven & Probable Reserves	15,608.6	235.0	91.0%	9.0%

[1]	The divisions are defined geographically in the first table within this Item 2 - Properties.
[2]	Production totals for the two prior years were as follows: 2021 – 222.8 million tons and 2020 – 203.1 million tons.
[3]	Stone: amphibolite, argillite, gneiss, granite, limestone, marble, quartzite and sandstone.
[4]	Includes a maximum of 285.7 million tons of reserves encumbered by volumetric production payments as defined in Note 2 “Revenues” in Item 8 “Financial Statements and Supplementary Data.”
[5]

Includes 407.6 million tons of reserves at our Calica quarry subject to the NAFTA Arbitration disclosed in Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

Part I	31

Our current estimate of 15.6 billion tons of proven and probable aggregates reserves is unchanged from the prior year’s estimate. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating constraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.

Of the 15.6 billion tons of estimated proven and probable aggregates reserves reported at the end of 2022, 13.2 billion tons or 85% are located on production stage properties and 2.4 billion tons or 15% are located on development stage properties. We do not report aggregates reserves for exploration stage sites.

2

Of the 15.6 billion tons of aggregates reserves at December 31, 2022, 9.2 billion tons or 59% are located on owned land and 6.4 billion tons or 41% are located on leased land. Our land portfolio consists of more than 240,000 acres.

In addition to our aggregates mining properties we operate aggregates sales yards and recycled concrete plants. The table below presents, by division, the count of active aggregates facilities as of December 31, 2022 and the types of facilities operated.

	Count of Active Aggregates Operating Facilities
	Production Stage Mining Properties [1]			Sales	Recycled	Total
Division [2]	Stone	Sand & Gravel	Total	Yards	Plants
Central	48	3	51	4	10	65
East	51	0	51	8	7	66
International [3]	2	0	2	0	0	2
Mountain West	2	9	11	1	4	16
Northeast	17	6	23	26	13	62
South	12	8	20	19	1	40
Southern Gulf Coast	26	0	26	20	2	48
Southwest	17	14	31	23	1	55
Western	10	9	19	4	15	38
Total	185	49	234	105	53	392

[1]

The facility counts above only include mining properties with production in the current year (excludes for example, mining properties with sales from existing stockpiles with no current year production).

[2]	The divisions are defined geographically in the first table within this Item 2 - Properties.
[3]	For additional information regarding our Calica operations, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

Part I	32

ASPHALT, CONCRETE AND CALCIUM

As of December 31, 2022, we operated a number of facilities producing asphalt mix, ready-mixed concrete and calcium in several of our divisions as reflected in the table below:

	Asphalt [2]	Concrete	Calcium [3]
Division [1]	Facilities	Facilities	Facilities
Central	10	0	0
East	0	0	0
International	0	2	0
Mountain West	18	0	0
Northeast	0	38	0
South	0	0	1
Southern Gulf Coast	2	0	0
Southwest	15	74	0
Western	26	28	0
Total	71	142	1

[1]	The divisions are defined geographically in the first table within this Item 2 - Properties. Our International Division has no asphalt, concrete or calcium facilities.
[2]	Asphalt facilities for the Central, Southern Gulf Coast and Southwest Divisions are comprised of asphalt mix facilities and construction paving businesses.
[3]	Comprised of a ground calcium plant in Brooksville, Florida.

In addition to the concrete facilities above, we operate a fleet of volumetric mixer trucks (which are effectively mobile mini-plants) serving major markets in Texas. Our fleet is one of the largest volumetric operations in the U.S. ready-mixed concrete market. These trucks mix concrete to the customer's specification on the job site, better serving smaller jobs and specialized applications, and allow flexibility for servicing remote job locations. Because of their versatility, these trucks offer the contractor multiple options for a single job without the inconvenience or added costs typically associated with standard ready-mix trucks delivering special or short-loads to a job site. Furthermore, because of their unique on-demand production capabilities, these trucks minimize the amount of wasted concrete which improves margins and reduces environmental impact.

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

Our Calcium segment operates a quarry at Brooksville, Florida that provides feedstock for the ground calcium operation. The Brooksville quarry is not individually material to our business. Calcium resources and reserves are outlined in the table below:

	(millions of tons)
	Calcium Resources
Location	Measured (M)	Indicated (I)	Total (M) + (I)	Inferred
Brooksville	0.0	0.0	0.0	0.0

	(millions of tons)
	Calcium Reserves			2022 [1]
Location	Proven	Probable	Total	Production
Brooksville	4.0	7.1	11.1	0.2

[1]	Production totals for the two prior years were as follows: 2021 – 0.3 million tons and 2020 – 0.3 million tons.

Our production stage, leased Brooksville limestone quarry produces a supplement for end-use products, such as animal feed and plastics. High purity limestone is inert and relatively inexpensive compared to the other components used in these end-use products. The Brooksville limestone quarry has an average calcium carbonate (CaCO3) content of 97%.

Part I	33

HEADQUARTERS

Our headquarters are located in an office complex in Birmingham, Alabama. The office space consists of approximately 184,410 square feet and is leased through December 31, 2038. The annual rental cost for the current term of the lease is approximately $4.2 million.

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

We were not subject to any penalties in 2022 for failure to disclose transactions identified by the Internal Revenue Service as abusive under Internal Revenue Code Section 6707A.

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

Part I	34

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, positions and ages, as of February 20, 2023, of our executive officers are as follows:

__
Name	Position	Age
J. Thomas Hill	Chairman, President and Chief Executive Officer	63
Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer	42
Stanley G. Bass	Chief Strategy Officer	61
Thompson S. Baker II	Chief Operating Officer	64
Darren L. Hicks	Senior Vice President and Chief Human Resources Officer	53
David P. Clement	Senior Vice President, East Division, Operations Support and Procurement	62
Denson N. Franklin III	Senior Vice President, General Counsel and Secretary	59
Jerry F. Perkins Jr.	Senior Vice President, Southern Gulf Coast and Central Divisions, Commercial Excellence	53
Ronnie A. Pruitt	Senior Vice President, Southwest and Western Divisions	52
Jason P. Teter	Senior Vice President, Mountain West, Northeast and South Divisions	48
Randy L. Pigg	Vice President, Controller and Principal Accounting Officer	50

The principal occupations of the executive officers during the past five years are set forth below:

J. Thomas Hill was elected Chairman of the Board of Directors effective January 1, 2016 and President and Chief Executive Officer in July 2014. Previously, he served as Executive Vice President and Chief Operating Officer from January 2014 to July 2014, and Senior Vice President of the South Region from December 2011 to December 2013. Prior to that, he served in a number of positions with Vulcan including President, Florida Rock Division from September 2010 to December 2011.

Mary Andrews Carlisle was appointed Chief Financial Officer effective September 1, 2022. In her prior role as Vice President, Finance, she led a number of key financial, operational and corporate initiatives since March 2020. Ms. Carlisle joined the Company in 2006 and has held roles of increasing responsibility in multiple divisions as well as in corporate finance and business development.

Stanley G. Bass was elected Chief Strategy Officer in March 2021 after serving as Chief Growth Officer since February 2016. He served as Senior Vice President of the Western and Mountain West Divisions from January 2015 to February 2016, and Senior Vice President of the West Region from September 2013 to December 2014. Prior to that, he served as Senior Vice President of the Central and West Regions from February 2013 to September 2013 and Senior Vice President of the Central Region from December 2011 to February 2013. Prior to that, he served in a number of positions with Vulcan including President, Midsouth and Southwest Divisions from September 2010 to December 2011.

Thompson S. Baker II was appointed Chief Operating Officer effective May 2019. He previously served as Senior Vice President from March 2017 to April 2019. Prior to that, he served in a number of positions with Vulcan, including President of the Florida Rock Division, before serving as Chief Executive Officer of FRP Holdings, Inc. from October 2010 to March 2017 and President and Chief Executive Officer of Patriot Transportation Holding, Inc. from December 2014 to March 2017.

Darren L. Hicks was appointed Chief Human Resources Officer effective March 1, 2022. He previously served as Vice President, Human Resources, where he focused on talent management, leadership development and diversity, equity and inclusion initiatives. Mr. Hicks joined the Company in 1994 and has held various positions in human resources at both the corporate and division level.

David P. Clement is Senior Vice President of the East Division, Operations Support and Procurement. He previously served as Senior Vice President of the Central Division since August 2021 and, prior to that role, served as Senior Vice President of the Mountain West and Western Divisions since March 2020. He first joined the organization as an operations management trainee in 1983 and progressed to the position of area production manager in 1993. After spending a few years at Pioneer Mid-Atlantic and working as a consultant, he rejoined Vulcan in 2004 as Vice President and General Manager of the Midwest Division. He has held the positions of Vice President of Operations for the Midwest Division, Vice President and General Manager of the Central Region, Senior Vice President of the Central Region and President of the Central Division.

Part I	35

Denson N. Franklin III joined the Company in December 2019 as Senior Vice President, General Counsel and Secretary. Prior to that, he was a partner at Bradley Arant Boult Cummings LLP, a law firm based in Birmingham, Alabama. While at Bradley, he served as Vulcan’s primary outside counsel for more than 20 years and advised other companies in the construction materials, building and engineering industries.

Jerry F. Perkins Jr. is Senior Vice President of the Central and Southern Gulf Coast Divisions as well as Commercial Excellence. He previously served as Senior Vice President of the Southern Gulf Coast and Mountain West Divisions since August 2021 and, prior to that role, served as Senior Vice President of the Southern Gulf Coast and Southwest Divisions since March 2020. Prior to that role, he was President of the Southern and Gulf Coast Division. He also served as General Counsel and Corporate Secretary and held various legal leadership roles for Vulcan. Before joining Vulcan in 2002, he worked as a certified public accountant (CPA) at a global accounting firm and was an attorney with Burr & Forman LLP in Birmingham, Alabama.

Ronnie A. Pruitt is Senior Vice President of the Southwest and Western Divisions. He joined Vulcan as part of Vulcan’s August 2021 acquisition of U.S. Concrete, Inc. He held various leadership roles at U.S. Concrete, including President and Chief Executive Officer from April 2020 to August 2021, President and Chief Operating Officer from April 2019 to April 2020, and Senior Vice President and Chief Operating Officer from October 2015 to April 2019. Prior to joining U.S. Concrete in 2015, he served as the Vice President of Cement Sales of Martin Marietta Materials, Inc. and held various positions at Texas Industries, Inc.

Jason P. Teter is Senior Vice President of the Mountain West, Northeast and South Divisions. Prior to his current position, he was Senior Vice President of the Mideast and Southeast Divisions. He joined Vulcan in 2013 as Vice President of Business Development. He previously served as Vice President of Finance, President of the Southeast Division and President of the Southern Gulf Coast Division. Before joining Vulcan, he spent ten years in various finance, business development and general management positions with Lafarge North America.

Randy L. Pigg was elected Vice President, Controller and Principal Accounting Officer in April 2018. He served as Vice President, Accounting since June 2016, and prior to that served as Director, Financial Shared Services since April 2014. Prior to that, he served in a number of positions with Vulcan, including Manager Financial Research & Reporting and Finance Director of the Central Region.

Part I	36

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
 AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 14, 2023, the number of shareholders of record was 2,158.

ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of our equity securities during the quarter ended December 31, 2022 are summarized below:

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs [1]
2022
Oct 1 - Oct 31	0	$ 0.00	0	8,064,851
Nov 1 - Nov 30	0	$ 0.00	0	8,064,851
Dec 1 - Dec 31	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of December 31, 2022, there were 8,064,851 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the fourth quarter of 2022.

Part II	37

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of our management’s discussion and analysis is to help investors understand our operations and current business environment from the perspective of our management. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this Annual Report. The following generally includes a comparison of our results of operations and liquidity and capital resources for 2022 and 2021. For the discussion of changes from 2020 to 2021 and other financial information related to 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022.

EXECUTIVE SUMMARY

FINANCIAL SUMMARY FOR 2022 (compared to 2021)

▪Total revenues increased $1,763.0 million, or 32%, to $7,315.2 million

▪Gross profit increased $184.3 million, or 13%, to $1,557.7 million

▪Selling, administrative and general (SAG) expenses increased 23% to $515.1 million and decreased 0.5 percentage point (50 basis points) as a percentage of total revenues

▪Operating earnings decreased $59.4 million, or 6%, to $951.4 million

▪Earnings attributable to Vulcan from continuing operations were $4.45 per diluted share, compared to $5.05 per diluted share

▪Adjusted earnings attributable to Vulcan from continuing operations were $5.11 per diluted share, compared to $5.04 per diluted share

▪Net earnings attributable to Vulcan were $575.6 million, a decrease of $95.2 million, or 14%

▪Adjusted EBITDA was $1,625.6 million, an increase of $174.3 million, or 12%

▪Aggregates segment sales increased $927.8 million, or 21%, to $5,272.8 million

▪Aggregates segment freight-adjusted revenues increased $561.3 million, or 17%, to $3,875.2 million

▪Shipments increased 6%, or 13.5 million tons, to 236.3 million tons

▪Freight-adjusted sales price increased 10.3%, or $1.53 per ton to $16.40

▪Aggregates segment gross profit increased $112.8 million, or 9%, to $1,408.5 million

▪Unit profitability (as measured by gross profit per ton) increased 3% to $5.96 per ton

▪Asphalt, Concrete and Calcium segment sales increased $1,040.4 million, or 67%, to $2,591.9 million, collectively

▪Asphalt, Concrete and Calcium segment gross profit increased $71.5 million, or 92%, to $149.2 million, collectively

▪Returned capital to shareholders via dividends of $212.6 million @ $1.60 per share versus $196.4 million @ $1.48 per share

Our aggregates-led business delivered solid results in 2022 as our teams executed well in a challenging macro-environment. We continued to improve our aggregates unit profitability and demonstrate the resiliency of our business. While net earnings attributable to Vulcan were down 14%, our relentless focus on our operating disciplines coupled with nimble pricing actions to overcome inflationary pressures led to a 12% increase in our full year Adjusted EBITDA. We carry solid pricing momentum into 2023 and are focused on our operating disciplines to manage costs and improve efficiencies. By controlling what we can control, we expect to deliver another year of earnings growth.

At year-end 2022, total debt to Adjusted EBITDA was 2.4x (2.3x on a net debt basis). We remain committed to our stated long-term target leverage range of 2.0x to 2.5x total debt to Adjusted EBITDA.

Return on invested capital was 13.5% and we remain committed to driving further improvement through solid operating earnings growth coupled with disciplined capital management.

Adjusted EBITDA, Aggregates segment freight-adjusted revenues, net debt to Adjusted EBITDA and Return on invested capital are non-GAAP measures. See the definitions and reconciliations within this Item 7 under the caption “Reconciliation of Non-GAAP Financial Measures.”

Part II	38

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

1.Operating Capital (maintain and grow the value of our franchise)

2.Growth Capital (including greenfields and acquisitions)

3.Dividend Growth (with a keen focus on sustainability)

4.Return Excess Cash to Shareholders (primarily via share repurchases)

Our first priority is to maintain and protect our valuable franchise by keeping our operations in good working order to ensure the production of high quality materials and timely delivery of goods and services to our customers. This capital requirement expands and contracts as production and shipment levels change. During 2022, we invested $380.1 million to replace or improve existing property, plant & equipment.

Our second priority is to grow our franchise through internal growth projects and business acquisitions. Internal growth projects have generally been among our highest returning projects. During 2022, we invested $232.5 million in internal growth projects to secure new aggregates reserves, develop new production and/or distribution sites, enhance our distribution capabilities and support the targeted growth of our asphalt and concrete operations. For business acquisitions, we tend to look for bolt-on acquisitions which are easy to integrate and will pursue large business combinations that are the right fit and the right price. During August 2021, we closed on one such large business combination (U.S. Concrete) for $1,634.5 million. We use strategic and returns-based criteria to price potential acquisitions and are disciplined in our approach. We look at a lot of potential acquisitions and only make offers on a few. We closed four business acquisitions during 2022 for total consideration of $594.6 million.

Our third priority is growing the dividend with a keen focus on sustainability through the economic cycle. During 2022, we paid a dividend per share of $1.60 and paid total dividends of $212.6 million.

And finally, if there is excess cash after fulfilling the prior capital allocation priorities, we will consider returning cash to shareholders via share repurchases. During 2022, we made no share repurchases.

For a detailed discussion of our acquisitions and divestitures, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

Part II	39

MARKET DEVELOPMENTS AND OUTLOOK

Most leading indicators of demand remain healthy in the near term, and we carry strong pricing momentum into 2023. Overall shipments will be dependent upon the depth and duration of the decline in residential construction activity, the timing of highway starts converting to aggregates shipments and the impact of rising interest rates on private nonresidential construction activity as the year progresses. We are encouraged by the strength in leading indicators that support growth in public construction activity, particularly highways, and we are well positioned to benefit in geographic markets where the need is greatest. On the private side, slowing single-family construction activity has outweighed continued growth in multi-family, leading to overall declines in residential demand. Nonresidential demand remains at healthy levels and continues to benefit from manufacturing and other heavy industrial projects. As always, we are focused on the things we can control, and our execution on our operating and commercial disciplines will lead to further improvement in our aggregates unit profitability and earnings growth in 2023.

Our expectations for 2023 include:

▪Continued acceleration in Aggregates segment cash gross profit per ton improvement ($7.83 in 2022)

▪Total shipments down 2% to 6% (236.3 million tons in 2022)

▪Freight-adjusted price growth of 11% to 13% ($16.40 per ton in 2022)

▪High-single digit increase in freight-adjusted cash cost (freight-adjusted price less segment cash gross profit per ton; $8.57 in 2022)

▪Total Asphalt, Concrete and Calcium segment cash gross profit collectively in line with 2022 ($268 million in 2022)

▪Asphalt segment improvement driven by low-single digit growth in volume and price. The price and cost inflection achieved in the second half of 2022 should lead to continued margin improvement in 2023. We expect the Asphalt segment to contribute approximately 40% to 50% of non-aggregates cash gross profit

▪Concrete segment same-store volumes (we divested approximately 2 million cubic yards in 2022) expected to decline mid-single digit due to slowing residential construction activity. Price growth should offset the higher cost for raw materials. We expect the Concrete segment to contribute approximately 50% to 60% of non-aggregates cash gross profit

▪SAG expenses of $515 million to $530 million

▪Interest expense of approximately $195 million

▪Depreciation, depletion, accretion and amortization expense of approximately $610 million

▪An effective tax rate of approximately 22%

▪Net earnings attributable to Vulcan of between $715 million and $835 million

▪Adjusted EBITDA of between $1,725 million and $1,875 million

Additionally, we expect to spend $600 million to $650 million on capital expenditures, including growth projects. We will continue to review our plans and will adjust as needed, while being thoughtful about preserving liquidity.

Mexico Update

On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico, with arbitrary shut down orders to immediately cease underwater quarrying and extraction operations. On May 8, 2022, we filed an application in our North American Free Trade Agreement (NAFTA) arbitration seeking permission to file an ancillary claim in connection with this latest shutdown of our remaining Mexico operations. On July 11, 2022, the NAFTA arbitration tribunal granted our application. The ancillary claim will be addressed as part of the pending arbitration, and it is expected that the NAFTA arbitration tribunal will issue a decision no earlier than 2024.

Part II	40

POSITIONED FOR GROWTH AND VALUE CREATION

DURABLE BUSINESS MODEL TO EXTEND THE CYCLE AND SUSTAIN GROWTH

▪7% improvement in Aggregates gross profit per ton since 2020

▪10% improvement in Aggregates cash gross profit per ton since 2020

▪Industry-leading commercial, logistics, operational and sourcing capabilities

▪End market fundamentals support continued growth outlook

▪Poised to benefit from generational investment in infrastructure that could extend and sustain cyclical growth

We have continued to deliver strong financial performance over time and through business cycles. Through our aggregates-led strategy and focus on our four strategic disciplines — commercial excellence, logistics innovation, operational excellence and strategic sourcing (as outlined in Item 1 “Business” under the “Business Strategy” heading) — we have created one of the most profitable public companies in our industry as measured by aggregates gross profit per ton.

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

Part II	41

Transportation costs are passed along to our customers, and because aggregates have a very high weight-to-value ratio, those costs can add up quickly when transporting aggregates long distances. Having the most extensive distribution network of any aggregates producer sets us apart. Combining our trucking, rail, barge and ocean vessel shipping logistics capabilities allows us to provide better customer solutions and create a seamless customer experience at a competitive price. As an approximation, a truck has a capacity of 20-25 tons of aggregates; a railcar has a capacity of 4-5 truckloads; a barge has a capacity of 65 truckloads; and our ocean vessels have the capacity of 2,500 truckloads.

Rail Logistics
Barge Logistics
Ship Logistics
Production Facilities
Distribution Facilities

For additional information regarding our Calica operations in Mexico, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

Part II	42

INDUSTRY LEADER WITH CLEAR COMPETITIVE ADVANTAGES

▪Largest U.S. aggregates producer with best geographic diversity

▪#1 or #2 aggregates position in markets accounting for approximately 90% of revenues

▪Leading unit profitability margins driven by operational expertise and pricing performance

▪75% of the U.S. population growth over the next decade is projected to occur in Vulcan-served states

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

Demand for aggregates correlates positively with changes in population growth, household formation and employment. We have a coast-to-coast footprint that serves 20 of the top 25 highest-growth metropolitan statistical areas (MSAs) and states where 75% of U.S. population growth from 2022 to 2032 is projected to occur. As state and federal spending increases, Vulcan is poised to benefit greatly from growing private and public demand for aggregates, thereby delivering significant long-term value for our shareholders.

Seattle
Portland
Minneapolis
NYC
Chicago
Sacramento
San Francisco
Denver
Washington
Las Vegas
Los Angeles
Riverside-San Bernardino
Nashville
Raleigh
Charlotte
San Diego
Phoenix
Atlanta
Dallas Ft Worth
Austin
Houston
San Antonio
Tampa
Orlando
Miami
The 25 Highest-Growth MSAs
Other MSAs
Vulcan-Served MSAs
Vulcan's States

Source: Woods & Poole CEDDS 2022

Based on people added from 2022 to 2032

Part II	43

STRONG CASH FLOW GENERATION AND INVESTMENT-GRADE BALANCE SHEET

▪Financial capacity to sustain capital reinvestment in current asset base and to fund growth

▪Maintain an investment-grade credit position

▪Continue to leverage current capital base to grow earnings and maximize cash generation

▪Prudently pursue attractive bolt-on acquisitions and greenfields

▪Focus on continuing to return value to shareholders with dividends and repurchases

Our financial position is strong as evidenced by our long-term investment-grade credit ratings (Fitch BBB/Moody’s Baa2/Standard & Poor’s BBB+). At December 31, 2022, our available liquidity was $1,582.8 million, including $161.4 million of unrestricted cash on hand, significantly higher than our liquidity needs. Our leverage ratio, as measured by total debt to Adjusted EBITDA, has improved from 5.4x at December 31, 2013 to 2.4x at December 31, 2022 (our net debt to Adjusted EBITDA at December 31, 2022 was 2.3x), within our stated leverage target of 2.0 to 2.5x. Over that same period, we also improved the structure of our debt (average maturity from 7 years to 11 years) and reduced the cost of the debt (weighted average interest rate from 7.76% to 4.78%).

Part II	44

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

Source: Mine Safety and Health Administration (MSHA) records and Internal Vulcan Data.

*	The aggregates industry MSHA injury rate for 2022 was not available as of the filing of this report.

We focus on our environmental stewardship programs with the same intensity that we bring to our health and safety initiatives resulting in 98% citation-free inspections out of all 2022 federal and state environmental inspections. As an industry leader, our aim has always been to meet — and strive to exceed — all federal, state and local environmental regulations. However, environmental sustainability means looking beyond what is required of a company by governments and regulators. We continue to make progress on reducing our carbon footprint, increasing our energy efficiency, measuring and reducing our water use, and managing our land with biodiversity in mind. It’s the right thing to do for society, for our business and our stakeholders.

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

We lead community relations programs that serve our neighbors while ensuring that we grow and thrive in the communities where we operate. During 2022, we operated 40 certified wildlife habitat sites, the third largest number of sites in the nation, as certified by the Wildlife Habitat Council. In addition, we provided over 220 scholarships to students nationwide and emphasized diversity, equity and inclusion in our community outreach and contributions.

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

Part II	45

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

The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.

CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

For the years ended December 31	2022	2021	2020
in millions, except unit and per share data
Total revenues	$ 7,315.2	$ 5,552.2	$ 4,856.8
Cost of revenues	5,757.5	4,178.8	3,575.3
Gross profit	$ 1,557.7	$ 1,373.4	$ 1,281.5
Gross profit margin	21.3%	24.7%	26.4%
Selling, administrative and general expenses (SAG)	$ 515.1	$ 417.6	$ 359.8
SAG as a percentage of total revenues	7.0%	7.5%	7.4%
Gain on sale of property, plant & equipment and businesses	$ 10.7	$ 120.1	$ 4.0
Loss on impairments	$ (67.9)	$ (4.6)	$ 0.0
Operating earnings	$ 951.4	$ 1,010.8	$ 895.7
Interest expense	$ 169.2	$ 149.3	$ 136.0
Earnings from continuing operations before income taxes	$ 788.1	$ 873.8	$ 743.8
Income tax expense	$ 193.0	$ 200.1	$ 155.8
Effective tax rate from continuing operations	24.5%	22.9%	20.9%
Earnings from continuing operations	$ 595.1	$ 673.7	$ 588.0
Loss on discontinued operations, net of income taxes	(18.6)	(3.3)	(3.5)
Loss attributable to noncontrolling interest	(0.9)	0.4	0.0
Net earnings attributable to Vulcan	$ 575.6	$ 670.8	$ 584.5
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 4.45	$ 5.05	$ 4.41
Discontinued operations	(0.14)	(0.03)	(0.02)
Diluted net earnings per share attributable to Vulcan	$ 4.31	$ 5.02	$ 4.39
EBITDA [1]	$ 1,543.1	$ 1,484.9	$ 1,275.0
Adjusted EBITDA [1]	$ 1,625.6	$ 1,451.3	$ 1,323.5
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	236,345	222,863	208,295
Freight-adjusted sales price	$ 16.40	$ 14.87	$ 14.44
Asphalt Mix
Tons (thousands)	12,156	11,392	11,835
Average sales price	$ 71.29	$ 58.83	$ 57.97
Ready-mixed concrete
Cubic yards (thousands)	10,534	5,616	2,951
Average sales price	$ 150.82	$ 135.79	$ 128.93
Calcium
Tons (thousands)	228	246	282
Average sales price	$ 34.27	$ 28.16	$ 27.32

[1]	Non-GAAP measures are defined and reconciled within this Item 7 under the caption Reconciliation of Non-GAAP Financial Measures.

Part II	46

Net earnings attributable to Vulcan for 2022 were $575.6 million ($4.31 per diluted share) compared to $670.8 million ($5.02 per diluted share) in 2021. Each year's results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for 2022 include:

▪pretax net gain of $6.1 million related to the sale of excess real estate and businesses

▪pretax charges of $67.8 million for goodwill and long-lived asset impairments related to the sale of businesses above

▪pretax charges of $3.1 million for divested operations

▪pretax charges of $10.6 million associated with non-routine business development

▪pretax charges of $7.2 million for managerial restructuring

▪$14.5 million of tax charges related to a Calica net operating loss (NOL) carryforward valuation allowance

Net earnings attributable to Vulcan for 2021 include:

▪pretax net gain of $114.7 million related to the sale of a reclaimed quarry in Southern California

▪pretax charges of $1.5 million for divested operations

▪pretax charges of $4.6 million associated with long-lived asset impairments

▪pretax charges of $34.4 million associated with non-routine business development

▪pretax charges of $15.0 million for managerial restructuring (related to U.S. Concrete)

▪$13.7 million of tax charges related to an increase in the Alabama NOL carryforward valuation allowance

▪pretax charges of $13.4 million for COVID-19 pandemic direct incremental costs

▪pretax charges of $12.1 million for pension settlement (see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data”)

▪pretax interest charges of $9.4 million related to financing the U.S. Concrete acquisition

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $5.11 per diluted share for 2022 compared to $5.04 per diluted share for 2021.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions
	2020	$ 743.8	2021	$ 873.8
Higher aggregates gross profit		136.5		112.8
Higher (lower) asphalt gross profit		(54.0)		36.1
Higher concrete gross profit		10.1		35.0
Higher (lower) calcium gross profit		(0.7)		0.4
Higher selling, administrative and general expenses		(57.8)		(97.5)
Higher (lower) gain on sale of property, plant & equipment and businesses		116.1		(109.4)
Higher impairment charges		(4.6)		(63.3)
Higher interest expense		(13.3)		(19.9)
Pension settlement charge		(12.1)		0.0
U.S. Concrete acquisition related expenses		(22.0)		0.0
All other		31.8		20.1
	2021	$ 873.8	2022	$ 788.1

Part II	47

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

1. AGGREGATES

Our year-over-year aggregates shipments:

▪increased 6% in 2022

▪increased 7% in 2021

▪decreased 3% in 2020

Total aggregates shipments increased 6%, reflecting shipment contribution from acquisitions and healthy construction activity levels.

Our year-over-year freight-adjusted selling price1 for aggregates:

▪increased 10.3% in 2022

▪increased 3.0% in 2021

▪increased 3.2% in 2020

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

Part II	48

The rate of pricing growth improved sequentially each quarter this year as a result of improvement in demand visibility. Freight-adjusted pricing increased 10.3% with growth widespread across our footprint.

AGGREGATES SEGMENT SALES AND FREIGHT-ADJUSTED REVENUES	AGGREGATES GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

AGGREGATES UNIT SHIPMENTS	AGGREGATES GROSS PROFIT AND CASH GROSS PROFIT
in millions	per ton

Aggregates segment gross profit increased 9% to $1,408.5 million, or $5.96 per ton. Cash gross profit per ton improved 5% from the prior year to $7.83. The earnings improvement was widespread across our footprint and resulted from both volume and price growth, as well as effective cost management.

Double-digit price growth and solid operational execution helped offset a $104.4 million unfavorable impact from significantly higher diesel fuel costs and continued energy cost headwinds and inflationary pressures for many parts and supplies. Freight-adjusted unit cash cost of sales increased 15%, or $1.13 per ton. Excluding the impact of higher diesel fuel costs, freight-adjusted unit cash cost of sales increased 9%. Shipments were negatively impacted by the absence of tons available from our Mexico operations which were unexpectedly and arbitrarily shut down by the Mexican government in May of 2022 (for additional information, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”). Pricing momentum and a focus on our operating disciplines will help us manage costs and improve efficiencies in 2023.

Part II	49

2. ASPHALT

Our year-over-year asphalt mix shipments:

▪increased 7% in 2022

▪decreased 4% in 2021

▪decreased 7% in 2020

Asphalt segment gross profit was $57.3 million, an increase of $36.1 million driven by robust pricing gains partially offset by a 36% increase in unit costs for liquid asphalt. Asphalt segment cash gross profit was $92.4 million, a 62% increase from the prior year. Asphalt pricing increased 21%, or $12.46 per ton. Volume improved 7% for the year, benefiting from solid growth in Arizona and California, our two largest asphalt markets, as well as growth from acquisitions completed during 2022.

ASPHALT SEGMENT SALES	ASPHALT GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

Part II	50

3. CONCRETE

Our year-over-year ready-mixed concrete shipments:

▪increased 88% in 2022 1

▪increased 90% in 2021 1

▪decreased 5% in 2020

[1]	Same-store shipments decreased 7% in 2021 and were essentially flat in 2022.

Concrete segment gross profit increased $35.0 million to $89.3 million, benefiting mostly from the earnings contribution of acquisitions. Cash gross profit increased $76.6 million to $172.4 million. Average selling prices increased 11%, partially offsetting higher raw materials, diesel and labor costs.

CONCRETE SEGMENT SALES	CONCRETE GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

4. CALCIUM

Calcium segment gross profit increased $0.4 million from 2021 to $2.6 million.

CALCIUM SEGMENT SALES	CALCIUM GROSS PROFIT AND CASH GROSS PROFIT
in millions	in millions

In total, the 2022 gross profit contribution from our three non-aggregates (Asphalt, Concrete and Calcium) segments was $149.2 million, a $71.5 million or 92% increase from 2021.

Part II	51

SELLING, ADMINISTRATIVE AND GENERAL (SAG) EXPENSES

in millions

As a percentage of total revenues, SAG expense was:

▪7.0% in 2022 — decreased 0.5 percentage points (50 basis points)

▪7.5% in 2021 — increased 0.10 percentage points (10 basis points)

▪7.4% in 2020 — decreased 0.10 percentage points (10 basis points)

Our comparative total company employment levels at year-end:

▪increased 6% in 2022

▪increased 26% in 2021

▪decreased 2% in 2020

The 2021 increase in our employment level was primarily the result of our August 2021 acquisition of U.S. Concrete (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”). As noted above, 2022 SAG expenses were $515.1 million or 7.0% as a percentage of total revenues, down from 7.5% in 2021. The current year includes a full year of overhead expenses associated with U.S. Concrete whereas the prior year only includes four months. Additionally, increased routine business development activities, more normalized travel expenses and travel related to U.S. Concrete integration activities contributed to the $97.5 million increase in SAG expenses. We remain focused on further leveraging our overhead cost structure.

GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT AND BUSINESSES

in millions

The 2022 gain on sale of property, plant & equipment and businesses of $10.7 million includes a pretax gain of $23.5 million from the sale of excess real estate in Southern California partially offset by a pretax loss of $17.4 million related to the sale of our concrete operations in New Jersey, New York and Pennsylvania. The 2021 gain on sale of property, plant & equipment and businesses of $120.1 million includes a pretax net gain of $114.7 from the sale of Southern California real estate (previously mined land that we reclaimed for commercial and retail development). We remain focused on our efforts to maximize the value of our portfolio of quarry operations as they move through their life-cycle of land management. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

Part II	52

LOSS ON IMPAIRMENTS

Loss on impairments was $67.9 million in 2022 which includes a $50.9 million goodwill impairment charge and a $16.9 million long-lived asset impairment charge related to the New Jersey, New York and Pennsylvania concrete operations that were sold during the fourth quarter. Loss on impairments was $4.6 million in 2021.

See Note 18 “Goodwill and Intangible Assets” and Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for additional discussion.

OTHER OPERATING EXPENSE, NET

Other operating expense is composed primarily of idle facilities expense, environmental remediation costs and gain (loss) on settlement of AROs. Total other operating expense and significant discrete items included in the total were:

▪$34.0 million in 2022 — includes discrete items as follows:

▪$3.1 million of charges associated with divested operations

▪$10.6 million of non-routine business development charges (excludes items included in cost of revenues)

▪$7.2 million of managerial restructuring charges (related to acquisitions)

▪$60.5 million in 2021 — includes discrete items as follows:

▪$1.5 million of charges associated with divested operations

▪$23.7 million of non-routine business development charges (excludes items included in cost of revenues)

▪$13.4 million of charges related to COVID-19 pandemic direct incremental costs

▪$15.0 million of managerial restructuring charges (related to U.S. Concrete)

OTHER NONOPERATING INCOME (EXPENSE), NET

Other nonoperating income was $5.1 million in 2022 and $10.7 million in 2021, composed primarily of pension and postretirement benefit costs (excluding service costs), foreign currency transaction gains/losses, Rabbi Trust gains/losses and net earnings/losses of nonconsolidated equity method investments. During 2021, we incurred $12.1 million of non-cash pension settlement charges — this partial settlement will benefit future expense and funding requirements (see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data”).

INTEREST EXPENSE

in millions

Interest expense was $169.2 million in 2022 compared to $149.3 million in 2021. This increase was primarily due to a higher debt level resulting from financing the August 2021 acquisition of U.S. Concrete. See Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data” for additional discussion.

Part II	53

INCOME TAXES

Our income tax expense from continuing operations for the years ended December 31 is shown below:

dollars in millions	2022	2021	2020
Earnings from continuing operations
before income taxes	$ 788.1	$ 873.8	$ 743.8
Income tax expense	$ 193.0	$ 200.1	$ 155.8
Effective tax rate	24.5%	22.9%	20.9%

The $7.1 million decrease in our 2022 income tax expense was primarily related to a decrease in earnings from continuing operations partially offset by the tax impact from the impairment of non-tax deductible goodwill. The $44.3 million increase in our 2021 income tax expense was primarily due to an increase in earnings from continuing operations and the increase of our Alabama NOL valuation allowance.

In May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. The impact of the shutdown, combined with recent increased costs (primarily due to underwater mining) has resulted in substantial losses. In 2022, Calica generated a net operating loss (NOL) deferred tax asset of $14.5 million. Based on the weight of all available positive and negative evidence, we have concluded that it is more likely than not that Calica will be unable to realize the NOL deferred tax asset during the ten-year carryforward period. Therefore, we recorded a valuation allowance of $14.5 million for 2022. Should the Mexican government lift the shutdown and/or we are successful in our NAFTA claim, we will reevaluate the need for a valuation allowance against the NOL deferred tax asset.

In February 2021, the Alabama Business Competitiveness Act (ABC Act) was signed into law. The ABC Act contained a provision requiring most taxpayers to change from a three-factor, double-weighted sales method to a single-sales factor method to apportion income to Alabama. This provision had the effect of significantly reducing our apportionment of income to Alabama, thereby further inhibiting our ability to utilize our Alabama NOL carryforward. As a result, in 2021, we increased the valuation allowance by $13.7 million. No other material tax impacts resulted from the enactment of this Act.

See Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

DISCONTINUED OPERATIONS

Pretax loss from discontinued operations were:

▪$(25.2) million in 2022

▪$(4.5) million in 2021

▪$(4.7) million in 2020

Pretax loss from discontinued operations for 2022 and 2021 resulted primarily from general and product liability costs, including legal defense costs and environmental remediation costs associated with our former Chemicals business. In addition, 2022 includes a $15.3 million charge for a litigation matter (see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”). For additional information about discontinued operations, see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data.”

Part II	54

KNOWN TRENDS OR UNCERTAINTIES

As described in the Executive Summary, inflationary pressures and labor constraints were trends impacting our operations in 2022. Although inflationary pressures can create short- to medium-term headwinds, the combination of inflation and improving visibility of demand has created and may continue to create a favorable environment for price increases. Additionally, labor constraints (especially truck drivers) have caused delays and inefficiencies in our operations as well as those of our customers. If labor constraints continue and demand remains strong, our operations may proceed at a slower pace, which may effectively extend the recovery while allowing us the opportunity to compound price, control costs and grow earnings.

Further, the Mexican government has taken actions adverse to our property and operations in that country. On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to Calica and began a proceeding that could result in the revocation of that permit. We strongly believe that the actions taken by Mexico are arbitrary and illegal, and we intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law. For additional information regarding our Calica operations, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

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

in millions, except per ton data	2022	2021	2020
Aggregates segment
Segment sales	$ 5,272.8	$ 4,345.0	$ 3,944.3
Less
Freight & delivery revenues [1]	1,291.3	952.1	877.0
Other revenues	106.3	79.0	59.7
Freight-adjusted revenues	$ 3,875.2	$ 3,313.9	$ 3,007.6
Unit shipments - tons	236.3	222.9	208.3
Freight-adjusted sales price	$ 16.40	$ 14.87	$ 14.44

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Part II	55

CASH GROSS PROFIT

GAAP does not define “cash gross profit,” and it should not be considered as an alternative to earnings measures defined by GAAP. We and the investment community use this metric to assess the operating performance of our business. Additionally, we present this metric as we believe that it closely correlates to long-term shareholder value. We do not use this metric as a measure to allocate resources. Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization to gross profit. Segment cash gross profit per unit is computed by dividing segment cash gross profit by units shipped. Segment cash cost of sales per unit is computed by subtracting segment cash gross profit per unit from segment freight-adjusted sales price. Reconciliation of these metrics to their nearest GAAP measures are presented below:

in millions, except per ton data	2022	2021	2020
Aggregates segment
Gross profit	$ 1,408.5	$ 1,295.7	$ 1,159.2
Depreciation, depletion, accretion and amortization	441.1	360.4	321.1
Aggregates segment cash gross profit	$ 1,849.6	$ 1,656.1	$ 1,480.3
Unit shipments - tons	236.3	222.9	208.3
Aggregates segment gross profit per ton	$ 5.96	$ 5.81	$ 5.57
Aggregates segment cash gross profit per ton	$ 7.83	$ 7.43	$ 7.11
Aggregates segment freight-adjusted sales price	$ 16.40	$ 14.87	$ 14.44
Aggregates segment freight-adjusted cash cost of sales per ton	$ 8.57	$ 7.44	$ 7.33
Asphalt segment
Gross profit	$ 57.3	$ 21.2	$ 75.2
Depreciation, depletion, accretion and amortization	35.1	36.0	35.0
Asphalt segment cash gross profit	$ 92.4	$ 57.2	$ 110.2
Unit shipments - tons	12.2	11.4	11.8
Asphalt segment gross profit per ton	$ 4.71	$ 1.86	$ 6.36
Asphalt segment cash gross profit per ton	$ 7.60	$ 5.02	$ 9.31
Asphalt segment average sales price	$ 71.29	$ 58.83	$ 57.97
Asphalt segment cash cost of sales per ton	$ 63.69	$ 53.81	$ 48.66
Concrete segment
Gross profit	$ 89.3	$ 54.3	$ 44.2
Depreciation, depletion, accretion and amortization	83.1	41.5	16.0
Concrete segment cash gross profit	$ 172.4	$ 95.8	$ 60.2
Unit shipments - cubic yards	10.5	5.6	3.0
Concrete segment gross profit per cubic yard	$ 8.48	$ 9.67	$ 14.96
Concrete segment cash gross profit per cubic yard	$ 16.36	$ 17.05	$ 20.39
Concrete segment average sales price	$ 150.82	$ 135.79	$ 128.93
Concrete segment cash cost of sales per cubic yard	$ 134.46	$ 118.74	$ 108.54
Calcium segment
Gross profit	$ 2.6	$ 2.2	$ 2.9
Depreciation, depletion, accretion and amortization	0.2	0.2	0.2
Calcium segment cash gross profit	$ 2.8	$ 2.4	$ 3.1
Unit shipments - tons	0.2	0.2	0.3
Calcium segment gross profit per ton	$ 11.68	$ 9.04	$ 10.32
Calcium segment cash gross profit per ton	$ 12.37	$ 9.66	$ 10.99
Calcium segment average sales price	$ 34.27	$ 28.16	$ 27.32
Calcium segment cash cost of sales per ton	$ 21.90	$ 18.50	$ 16.33

Part II	56

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

in millions	2022	2021	2020
Net earnings attributable to Vulcan	$ 575.6	$ 670.8	$ 584.5
Income tax expense	193.0	200.1	155.8
Interest expense, net of interest income	168.4	147.7	134.4
Loss on discontinued operations, net of tax	18.6	3.3	3.5
Depreciation, depletion, accretion and amortization	587.5	463.0	396.8
EBITDA	$ 1,543.1	$ 1,484.9	$ 1,275.0
Gain on sale of real estate and businesses, net	$ (6.1)	$ (114.7)	$ 0.0
Loss on impairments	67.8	4.6	0.0
Charges associated with divested operations	3.1	1.5	6.9
Business development [1]	10.6	34.4	7.3
COVID-19 direct incremental costs [2]	0.0	13.4	10.2
Pension settlement charge	0.0	12.1	22.7
Restructuring charges	7.2	15.0	1.3
Adjusted EBITDA	$ 1,625.6	$ 1,451.3	$ 1,323.5

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

	2022	2021	2020
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$ 4.31	$ 5.02	$ 4.39
Less: Discontinued operations	(0.14)	(0.03)	(0.02)
Diluted EPS attributable to Vulcan from continuing operations	$ 4.45	$ 5.05	$ 4.41
Items included in Adjusted EBITDA above, net of tax	0.55	(0.16)	0.27
Acquisition financing interest costs	0.00	0.05	0.00
NOL carryforward valuation allowance	0.11	0.10	0.00
Adjusted diluted EPS attributable to Vulcan
from continuing operations	$ 5.11	$ 5.04	$ 4.68

Part II	57

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation to its nearest GAAP measure is presented below:

in millions	2022	2021
Debt
Current maturities of long-term debt	$ 0.5	$ 5.2
Short-term debt	100.0	0.0
Long-term debt	3,875.2	3,874.8
Total debt	$ 3,975.7	$ 3,880.0
Less: Cash and cash equivalents and restricted cash	161.5	241.5
Net debt	$ 3,814.2	$ 3,638.5
Adjusted EBITDA	$ 1,625.6	$ 1,451.3
Total debt to Adjusted EBITDA	2.4x	2.7x
Net debt to Adjusted EBITDA	2.3x	2.5x

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

dollars in millions	2022	2021	2020
Adjusted EBITDA	$ 1,625.6	$ 1,451.3	$ 1,323.5
Average invested capital
Property, plant & equipment, net	$ 5,810.4	$ 4,849.7	$ 4,374.0
Goodwill	3,708.5	3,377.6	3,170.1
Other intangible assets	1,737.5	1,382.0	1,104.0
Fixed and intangible assets	$ 11,256.4	$ 9,609.3	$ 8,648.1
Current assets	$ 1,898.8	$ 1,977.1	$ 1,845.7
Less: Cash and cash equivalents	161.3	687.1	698.9
Less: Current tax	47.2	32.9	18.5
Adjusted current assets	1,690.3	1,257.1	1,128.3
Current liabilities	1,002.1	771.8	833.6
Less: Current maturities of long-term debt	2.1	112.8	305.0
Less: Short-term debt	137.6	0.0	0.0
Adjusted current liabilities	862.4	659.0	528.6
Adjusted net working capital	$ 827.9	$ 598.1	$ 599.7
Average invested capital	$ 12,084.3	$ 10,207.4	$ 9,247.8
Return on invested capital	13.5%	14.2%	14.3%

Part II	58

2023 PROJECTED EBITDA

The following reconciliation to the mid-point of the range of 2023 Projected EBITDA excludes adjustments (as noted in Adjusted EBITDA above) as they are difficult to forecast (timing or amount). Due to the difficulty of forecasting such adjustments, we are unable to estimate their significance. This metric is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

2023 Projected [1]
in millions	Mid-point
Net earnings attributable to Vulcan	$ 775
Income tax expense	220
Interest expense, net of interest income	195
Depreciation, depletion, accretion and amortization	610
Projected EBITDA	$ 1,800

[1]	See the Market Developments and Outlook section (earlier within this Item 7) for the assumptions used to build this projection.

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

Part II	59

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2023, including:

▪contractual obligations

▪capital expenditures

▪debt service obligations

▪dividend payments

▪potential acquisitions

▪potential share repurchases

During 2023, we expect to spend between $600 million and $650 million on capital expenditures, including growth projects. Excluding future cash requirements for capital expenditures, our future contractual payments as of December 31, 2022 are summarized in the table below:

	Note	Payments Due by Year
in millions	Reference	2023	2024-2027	Thereafter	Total
Contractual Obligations
Bank line of credit
Principal payments	Note 6	$ 100.0	$ 0.0	$ 0.0	$ 100.0
Interest payments and fees [1]	Note 6	3.1	9.7	0.0	12.8
Commercial paper
Principal payments	Note 6	0.0	550.0	0.0	550.0
Interest payments	Note 6	29.2	83.6	0.0	112.8
Term debt
Principal payments	Note 6	0.5	1,351.4	2,040.1	3,392.0
Interest payments	Note 6	154.9	508.2	1,216.4	1,879.5
Operating leases [2]	Note 7	65.3	185.8	211.5	462.6
Finance leases [2]	Note 7	22.9	34.9	0.0	57.8
Mineral royalties	Note 12	25.9	62.7	150.1	238.7
Unconditional purchase obligations
Capital	Note 12	33.4	0.0	0.0	33.4
Noncapital [3]	Note 12	36.3	118.8	44.5	199.6
Benefit plans [4]	Note 10	7.9	37.5	58.4	103.8
Total contractual obligations [5]		$ 479.4	$ 2,942.6	$ 3,721.0	$ 7,143.0

[1]

Includes fees for unused borrowing capacity and fees for standby letters of credit. The figures for all years assume that the amount of unused borrowing capacity and the amount of standby letters of credit do not change from December 31, 2022, and borrowing costs reflect a rising SOFR.

[2]	Excludes lease renewal options which are included in the table labeled Maturity of Lease Liabilities in Note 7 “Leases” in Item 8 “Financial Statements and Supplementary Data.”
[3]	Noncapital unconditional purchase obligations relate primarily to transportation and electricity contracts.
[4]

Payments in “Thereafter” column for benefit plans are for the years 2028-2032. The future contributions are based on current economic conditions and may vary based on future interest rates, asset performance, participant longevity and other plan experience.

[5]

Excludes discounted asset retirement obligations in the amount of $311.3 million at December 31, 2022, the majority of which have an estimated settlement date beyond 2027 (see Note 17 “Asset Retirement Obligations” in Item 8 “Financial Statements and Supplementary Data”).

Part II	60

As of December 31, 2022, we were contingently liable for $786.5 million within 470 surety bonds underwritten by various surety companies. These bonds guarantee our performance and are required primarily by states and municipalities and their related agencies. The top five in amount totaled $206.0 million (26%) and were for certain construction contracts and reclamation obligations. We have agreed to indemnify the underwriting companies against any exposure under the surety bonds. No material claims have been made against our surety bonds.

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

We will continue to assess our liquidity sources and needs in order to take appropriate actions to meet our objectives.

CASH

Included in our December 31, 2022 cash and cash equivalents and restricted cash balances of $161.5 million is $0.1 million of restricted cash (see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption Restricted Cash).

CASH FROM OPERATING ACTIVITIES
in millions

Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization.

in millions	2022	2021	2020
Net earnings	$ 576.5	$ 670.4	$ 584.5
Depreciation, depletion, accretion
and amortization (DDA&A)	587.5	463.0	396.8
Loss on impairments	67.9	4.6	0.0
Noncash operating lease expense	60.3	49.0	38.3
Net gain on sale of PP&E and businesses	(10.7)	(120.1)	(4.0)
Contributions to pension plans	(7.8)	(8.0)	(8.8)
Deferred tax expense	57.7	66.8	62.0
Other operating cash flows, net [1]	(183.2)	(113.8)	1.6
Net cash provided by operating activities	$ 1,148.2	$ 1,011.9	$ 1,070.4

[1]	Primarily reflects changes to working capital balances.

Part II	61

2022 versus 2021 — Net cash provided by operating activities was $1,148.2 million during 2022, a $136.3 million increase compared to 2021 which primarily resulted from an increase in net earnings excluding non-cash charges for depreciation, depletion, accretion and amortization and impairment losses.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 50.9 days at December 31, 2022 compared to 47.6 days at December 31, 2021. Additionally, our over 90 day balance of $69.1 million at December 31, 2022 was up from $46.0 million at December 31, 2021. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

CASH FROM INVESTING ACTIVITIES
in millions

2022 versus 2021 — Net cash used for investing activities was $1,053.0 million during 2022, a $821.1 million decrease in cash used compared to 2021. During 2022, we acquired businesses for $529.2 million of cash consideration as compared to $1,639.4 million of cash consideration in 2021, accounting for most of the decrease. Additionally, during 2022, we invested $612.6 million in our existing operations (includes changes in accruals for property, plant & equipment), a $161.3 million increase compared to 2021. Of this $612.6 million, $232.5 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities and other growth opportunities. Further, proceeds from the sale of property, plant & equipment and businesses were down $127.8 million in 2022 from 2021, primarily reflecting the 2021 sale of reclaimed real estate in Southern California (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”).

CASH FROM FINANCING ACTIVITIES
in millions

2022 VERSUS 2021 — Net cash used for financing activities in 2022 was $175.2 million, compared to $94.3 million used in 2021. The 2022 activity includes a $100.0 million net draw on our line of credit. The 2021 activities include: a) cash paid to retire the $500.0 million floating rate notes due March 2021, b) $13.3 million of financing costs for a new bridge facility and delayed draw term loan facility (see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data”), c) proceeds of $1,600.0 million from the draw on the delayed draw term loan facility, d) the pay down of $500.0 million on the delayed draw term loan facility, and e) $434.5 million to retire U.S. Concrete’s outstanding notes assumed in the acquisition.

Additionally, capital returned to our shareholders increased by $16.2 million as a result of higher dividends ($1.60 per share compared to $1.48 per share).

Part II	62

DEBT

Certain debt measures as of December 31 are outlined below:

dollars in millions	2022	2021
Debt
Current maturities of long-term debt	$ 0.5	$ 5.2
Short-term debt	100.0	0.0
Long-term debt	3,875.2	3,874.8
Total debt	$ 3,975.7	$ 3,880.0
Capital
Total debt	$ 3,975.7	$ 3,880.0
Total equity	6,952.2	6,567.7
Total capital	$ 10,927.9	$ 10,447.7
Total Debt as a Percentage of Total Capital	36.4%	37.1%
Weighted-average Effective Interest Rates
Line of credit [1]	1.125%	1.125%
Commercial paper	4.79%	N/A
Term debt	4.75%	3.68%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	70.3%	72.1%
Floating-rate debt	29.7%	27.9%

[1]	Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

At December 31, 2022, total debt to Adjusted EBITDA was 2.4 times or 2.3 times on a net debt basis reflecting $161.5 million of cash on hand. Our weighted-average debt maturity was 11.0 years.

DELAYED DRAW TERM LOAN, LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later, in June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan with a subset of the banks that provide our line of credit and terminated the bridge facility commitment. The delayed draw term loan was drawn in August 2021 for $1,600.0 million upon the acquisition of U.S. Concrete, was paid down to $1,100.0 million in September 2021 and was further paid down to $550.0 million in August 2022 (amounts repaid are no longer available for borrowing). In March 2022, the delayed draw term loan was amended to extend the maturity date from August 2024 to August 2026. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of December 31, 2022, we were in compliance with the delayed draw term loan covenants. Borrowings, cost ranges and other details are described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” Financing costs for the bridge facility commitment and the delayed draw term loan facility totaled $13.3 million, $9.4 million of which was recognized as interest expense in 2021.

Our unsecured line of credit was amended in March 2022 to extend the maturity date from September 2025 to September 2026. It was further amended in August 2022 to increase the borrowing capacity from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” As of December 31, 2022, we were in compliance with the line of credit covenants, the margin for Secured Overnight Financing Rate (SOFR) borrowings was 1.125%, the margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.

Part II	63

As of December 31, 2022, our available borrowing capacity under the line of credit was $1,421.4 million. Utilization of the borrowing capacity was as follows:

▪$100.0 million was borrowed

▪$78.6 million was used to support standby letters of credit

TERM DEBT

Essentially all of our $3,941.9 million (face value) of term debt (which includes the $550.0 million delayed draw term loan and the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of December 31, 2022, we were in compliance with all term debt covenants.

In connection with the August 2021 acquisition of U.S. Concrete, we assumed $434.5 million (fair value) of senior notes due 2029 and retired these notes in September 2021.

For additional information regarding term debt, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

DEBT PAYMENTS AND MATURITIES

Scheduled debt payments during 2022 were $5.2 million spread throughout the year. Scheduled debt payments during 2021 included the aforementioned $500.0 million to retire the floating rate notes due in March, $9.4 million in July and $6.0 million in October.

As of December 31, 2022, maturities for the next four quarters and for the next five years are as follows (excluding any borrowings on the line of credit):

	2023		Debt
in millions	Debt Maturities	in millions	Maturities
First quarter	$ 0.5	2023	$ 0.5
Second quarter	0.0	2024	0.5
Third quarter	0.0	2025	400.5
Fourth quarter	0.0	2026	550.4
		2027	950.0

For additional information regarding debt payments and maturities, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

DEBT RATINGS

Our debt ratings and outlooks as of December 31, 2022 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

Part II	64

EQUITY

The number of our common stock issuances and purchases are as follows:

in millions	2022	2021	2020
Common stock shares at January 1,
issued and outstanding	132.7	132.5	132.4
Common Stock Issuances
Share-based compensation plans	0.2	0.2	0.3
Common Stock Purchases
Purchased and retired	0.0	0.0	(0.2)
Common stock shares at December 31,
issued and outstanding	132.9	132.7	132.5

As of December 31, 2022, there were 8,064,851 shares remaining under the February 2017 authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares, and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) are as follows:

in millions, except average cost	2022	2021	2020
Shares Purchased and Retired
Number	0.0	0.0	0.2
Total purchase price	$ 0.0	$ 0.0	$ 26.1
Average cost per share	$ 0.00	$ 0.00	$ 121.92

There were no shares held in treasury as of December 31, 2022, 2021 and 2020.

STANDBY LETTERS OF CREDIT

For a discussion of our standby letters of credit, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

Part II	65

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

3.Business combinations and purchase price allocation

4.Pension and other postretirement benefits

5.Environmental compliance costs

6.Claims and litigation including self-insurance

7.Income taxes

1. GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2022, goodwill represents 26% of total assets), and the evaluation involves the use of significant estimates, assumptions and judgment.

HOW WE TEST GOODWILL FOR IMPAIRMENT

Goodwill is tested for impairment at the reporting unit level, one level below our operating segments. We have identified 17 reporting units (of which 12 carry goodwill) based primarily on geographic location. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a quantitative test. We elected to perform the quantitative impairment test for all years presented.

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

Part II	66

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

RESULTS OF OUR IMPAIRMENT TESTS

The results of our annual impairment tests for 2020 through 2021 indicated that the fair values of all reporting units with goodwill substantially exceeded (in excess of 100%) their carrying values. The results of our annual impairment test for 2022 indicated that the fair values of all reporting units with goodwill exceeded their carrying values by approximately 10% to greater than 100%. The reporting units with the smallest excess of fair value versus carrying value include concrete operations acquired with U.S. Concrete in August 2021.

During the third quarter of 2022, we recognized an interim goodwill impairment loss of $50.9 million for a reporting unit that was subsequently sold during the fourth quarter. Refer to Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for further information.

For additional information about goodwill, see Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

2. IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2022, net property, plant & equipment represents 43% of total assets, while net other intangible assets represents 12% of total assets), and the evaluation involves the use of significant estimates, assumptions and judgment. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value.

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

During the third quarter of 2022, we recognized a long-lived asset impairment loss of $16.9 million for assets classified as held for sale (subsequently sold during the fourth quarter). Refer to Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for further information.

During 2021 and 2020, we recorded no significant losses on impairment of long-lived assets.

Part II	67

We maintain certain long-lived assets that are not currently being used in our operations. These assets totaled $516.1 million at December 31, 2022, essentially flat from December 31, 2021. Of the total $516.1 million, approximately 40% relates to real estate held for future development and expansion of our operations. In addition, approximately 20% is comprised of real estate (principally former mining sites) pending development as commercial or residential real estate, reservoirs or landfills. The remaining 40% is composed of aggregates, asphalt and concrete operating assets idled temporarily. We evaluate the useful lives and the recoverability of these assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

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

Part II	68

MEASUREMENT PERIOD ADJUSTMENTS

We may adjust the amounts recognized in an acquisition during a measurement period after the acquisition date. Any such adjustments are the result of subsequently obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement period adjustments are generally recorded as increases or decreases to goodwill, if any, recognized in the transaction. The cumulative impact of measurement period adjustments on depreciation, amortization and other income statement items are recognized in the period the adjustment is determined. The measurement period ends once we have obtained all necessary information that existed as of the acquisition date, but does not extend beyond one year from the date of acquisition. Any adjustments to assets acquired or liabilities assumed beyond the measurement period, unless as a result of an error, are recorded through earnings.

4. PENSION AND OTHER POSTRETIREMENT BENEFITS

Accounting for pension and other postretirement benefits requires that we use assumptions for the valuation of projected benefit obligations (PBO) and the performance of plan assets. Each year, we review our assumptions for discount rates (used for PBO, service cost, and interest cost calculations), expected return on plan assets and the cost of covered healthcase benefits. Due to plan changes made in 2013, annual pay increases do not materially impact plan obligations.

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

Changes to the assumptions listed above would have an impact on the PBO and the annual net benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in	Inc (Dec) in
in millions	Benefit Obligation	Annual Benefit Cost	Benefit Obligation	Annual Benefit Cost
Actuarial Assumptions
Discount rates
Pension	$ (32.9)	$ 0.0	$ 35.8	$ 0.8
Other postretirement benefits	(1.3)	(0.1)	1.4	0.1
Expected return on plan assets	not applicable	(3.1)	not applicable	3.1

As of the December 31, 2022 measurement date, the fair value of our pension plan assets decreased from $860.5 million for the prior year-end to $637.8 million due primarily to the rise in interest rates and their impact on the fixed income portfolio. Our postretirement plans are unfunded.

The discount rate is the weighted-average of the spot rates for each cash flow on the yield curve for high-quality bonds as of the measurement date. As of the December 31, 2022 measurement date, the PBO of our pension plans decreased from $915.4 million to $691.1 million. This decrease was primarily due to the increase in discount rates for the plans (approximately 2.2 to 2.6 percentage points). The PBO of our postretirement plans decreased from $46.0 million to $41.8 million. This decrease was primarily due to the increase in discount rates for the plans (approximately 2.3 to 2.9 percentage points).

Part II	69

During 2023, we expect to recognize net pension expense of $16.3 million and net postretirement expense of $4.3 million compared to expense of $0.6 million and expense of $1.5 million, respectively, in 2022. The expected increase in pension expense is primarily due to actual asset performance in 2022 that was lower than expected and the significant increase in discount rates, offset by an increase in the long-term return on assets assumption from 4.00% to 4.85%. The increase in postretirement expense is primarily due to unfavorable claims experience and an increase in healthcare trend rates, offset by the increase in discount rates.

We do not anticipate that contributions to the funded pension plans will be required during 2023, and we do not anticipate making a discretionary contribution. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.

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

HOW WE ACCOUNT FOR ENVIRONMENTAL COSTS

To account for environmental costs, we:

▪expense or capitalize environmental costs consistent with our capitalization policy

▪expense costs for an existing condition caused by past operations that do not contribute to future revenues

▪accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost

At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur, but generally liabilities are recognized no later than completion of the remedial feasibility study. When we can estimate a range of probable loss, we accrue the most likely amount. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2022, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $6.4 million — this amount does not represent our maximum exposure to loss for all environmental remediation obligations as it excludes those sites for which a range of loss cannot be reasonably estimated at this time. Our environmental remediation obligations are recorded on an undiscounted basis.

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

Part II	70

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

Part II	71

LIABILITY FOR UNRECOGNIZED TAX BENEFITS

We recognize a tax benefit associated with a tax position when we judge it is more likely than not that the position will be sustained based upon the technical merits of the position. For a tax position that meets the more likely than not recognition threshold, we measure the income tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized. A liability is established for the unrecognized portion of any tax position. Our liability for unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new legislation.

Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years before 2019. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.

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

Part II	72

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. To manage these market risks, we may use derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

As discussed in the Liquidity and Financial Resources section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we actively manage our capital structure and resources to balance the cost of capital and risk of financial stress. Such activity includes balancing the cost and risk of interest expense. In addition to floating-rate borrowings, we at times use interest rate swaps to manage the mix of fixed-rate and floating-rate debt and to mitigate the risk of higher interest rates.

At December 31, 2022, the estimated fair value of our long-term debt including current maturities was $3,672.3 million compared to a face value of $3,941.9 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $232.4 million.

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

Part II	73

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Vulcan Materials Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Part II	74

Goodwill Valuation — Concrete Reporting Units — Refer to Notes 1 and 18 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using both an income approach (which involves discounted estimated future cash flows) and a market approach (which involves the application of revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples for comparable companies). The goodwill balance was $3,689.6 million as of December 31, 2022, of which $267.7 million was allocated to concrete reporting units. The fair value exceeded the carrying value for each reporting unit as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for certain concrete reporting units as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value and the sensitivity of the fair value of each to selected revenue and EBITDA multiples and discount rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates: specifically, assumptions related to the selection of revenue and EBITDA multiples and the discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of revenue and EBITDA multiples and the discount rates for the concrete reporting units included the following, among others:

▪We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the concrete reporting units, such as controls related to management’s selection of revenue and EBITDA multiples and the discount rates.

▪With the assistance of our fair value specialists, we performed the following:

▪Evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

▪Evaluated the revenue and EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies and comparable sale transactions, to the extent applicable.

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

The groundwater treatment system for the Hewitt Landfill on-site remediation is fully operational and the incurred and anticipated costs have been fully accrued for based on facts and circumstances known to the Company at this time. The Company has disclosed facts and circumstances that led to the accrual and the inherent uncertainty that exists in the timing and recognition of potential incremental responsibility or share of costs for the Hewitt Landfill on-site remediation or the NHOU. Due to these uncertainties, future amounts recorded related to the ultimate resolution of claims and assessments could cause actual losses to differ materially from accrued costs.We identified the Hewitt Landfill and NHOU (collectively the “Hewitt Landfill Environmental Matter” or “the Matter”) as a critical audit matter because evaluating the estimate of the liability and the extent and sufficiency of related disclosures is subjective in nature and as such requires an increased extent of effort, involves especially subjective auditing judgments, and requires the involvement of our environmental specialists.

Part II	75

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

▪We read and compared the Company’s footnote disclosure to evidential matter obtained during the audit.

/s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama

February 24, 2023

We have served as the Company’s auditor since 1956.

Part II	76

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2022	2021	2020
For the years ended December 31
in millions, except per share data
Total revenues	$ 7,315.2	$ 5,552.2	$ 4,856.8
Cost of revenues	5,757.5	4,178.8	3,575.3
Gross profit	1,557.7	1,373.4	1,281.5
Selling, administrative and general expenses	515.1	417.6	359.8
Gain on sale of property, plant & equipment and businesses	10.7	120.1	4.0
Loss on impairments	(67.9)	(4.6)	0.0
Other operating expense, net	(34.0)	(60.5)	(30.0)
Operating earnings	951.4	1,010.8	895.7
Other nonoperating income (expense), net	5.1	10.7	(17.5)
Interest income	0.8	1.6	1.6
Interest expense	169.2	149.3	136.0
Earnings from continuing operations before income taxes	788.1	873.8	743.8
Income tax expense
Current	133.4	133.5	93.9
Deferred	59.6	66.6	61.9
Total income tax expense	193.0	200.1	155.8
Earnings from continuing operations	595.1	673.7	588.0
Loss on discontinued operations, net of tax	(18.6)	(3.3)	(3.5)
Net earnings	576.5	670.4	584.5
(Earnings) loss attributable to noncontrolling interest	(0.9)	0.4	0.0
Net earnings attributable to Vulcan	$ 575.6	$ 670.8	$ 584.5
Other comprehensive income (loss), net of tax
Deferred loss on cash flow hedge	0.0	0.0	(14.7)
Amortization of prior cash flow hedge loss	1.5	1.5	1.7
Adjustment for funded status of benefit plans	(6.5)	13.4	6.4
Amortization of actuarial loss and prior service cost for benefit plans	3.0	13.7	23.0
Other comprehensive income (loss)	(2.0)	28.6	16.4
Comprehensive income	574.5	699.0	600.9
Comprehensive (earnings) loss attributable to noncontrolling interest	(0.9)	0.4	0.0
Comprehensive income attributable to Vulcan	$ 573.6	$ 699.4	$ 600.9
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$ 4.47	$ 5.08	$ 4.44
Discontinued operations	(0.14)	(0.03)	(0.03)
Net earnings	$ 4.33	$ 5.05	$ 4.41
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 4.45	$ 5.05	$ 4.41
Discontinued operations	(0.14)	(0.03)	(0.02)
Net earnings	$ 4.31	$ 5.02	$ 4.39
Weighted-average common shares outstanding
Basic	133.0	132.8	132.6
Assuming dilution	133.6	133.5	133.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	77

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

	2022	2021
As of December 31
in millions
Assets
Cash and cash equivalents	$ 161.4	$ 235.0
Restricted cash	0.1	6.5
Accounts and notes receivable
Customers, less allowance for credit losses
2022 — $10.9; 2021 — $10.3	845.6	783.2
Other	199.7	55.5
Inventories	579.3	521.3
Other current assets	115.9	95.1
Total current assets	1,902.0	1,696.6
Investments and long-term receivables	31.8	34.1
Property, plant & equipment, net	6,051.3	5,546.8
Operating lease right-of-use assets, net	572.6	691.4
Goodwill	3,689.6	3,696.7
Other intangible assets, net	1,702.1	1,749.0
Other noncurrent assets	285.2	268.0
Total assets	$ 14,234.6	$ 13,682.6
Liabilities
Current maturities of long-term debt	0.5	5.2
Short-term debt	100.0	0.0
Trade payables and accruals	454.5	365.5
Accrued salaries, wages and management incentives	112.7	120.5
Accrued interest	20.0	19.6
Other current liabilities	268.9	258.5
Total current liabilities	956.6	769.3
Long-term debt	3,875.2	3,874.8
Deferred income taxes, net	1,072.8	1,005.9
Pension and other postretirement benefits	82.2	106.3
Asset retirement obligations	311.3	315.2
Deferred revenue	159.8	167.1
Noncurrent operating lease liabilities	548.4	642.5
Other noncurrent liabilities	276.1	233.8
Total liabilities	$ 7,282.4	$ 7,114.9
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value, Authorized 480.0 shares,
Outstanding 132.9 and 132.7 shares, respectively	132.9	132.7
Capital in excess of par value	2,839.0	2,816.5
Retained earnings	4,111.4	3,748.5
Accumulated other comprehensive loss	(154.7)	(152.7)
Total shareholders' equity	6,928.6	6,545.0
Noncontrolling interest	23.6	22.7
Total equity	6,952.2	6,567.7
Total liabilities and equity	$ 14,234.6	$ 13,682.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	78

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021	2020
For the years ended December 31
in millions
Operating Activities
Net earnings	$ 576.5	$ 670.4	$ 584.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	587.5	463.0	396.8
Loss on impairments	67.9	4.6	0.0
Noncash operating lease expense	60.3	49.0	38.3
Net gain on sale of property, plant & equipment and businesses	(10.7)	(120.1)	(4.0)
Contributions to pension plans	(7.8)	(8.0)	(8.8)
Share-based compensation expense	41.1	34.7	33.0
Deferred tax expense	57.7	66.8	62.0
(Increase) decrease in assets excluding the initial effects of business acquisitions and dispositions
Accounts and notes receivable	(53.3)	(42.0)	13.4
Inventories	(49.5)	8.3	9.8
Prepaid expenses	9.5	(14.2)	2.6
Other assets	(101.8)	(29.8)	(14.4)
Increase (decrease) in liabilities excluding the initial effects of business acquisitions and dispositions
Accrued interest and income taxes	0.4	(0.4)	0.8
Trade payables and other accruals	(17.4)	(23.3)	(6.9)
Other noncurrent liabilities	(36.4)	(78.9)	(44.9)
Other, net	24.2	31.8	8.2
Net cash provided by operating activities	$ 1,148.2	$ 1,011.9	$ 1,070.4
Investing Activities
Purchases of property, plant & equipment	(612.6)	(451.3)	(362.2)
Proceeds from sale of property, plant & equipment	38.7	216.5	11.5
Proceeds from sale of businesses	50.0	0.0	1.0
Payment for businesses acquired, net of acquired cash	(529.2)	(1,639.4)	(43.2)
Other, net	0.1	0.1	11.4
Net cash used for investing activities	$ (1,053.0)	$ (1,874.1)	$ (381.5)
Financing Activities
Proceeds from short-term debt	1,361.0	0.0	0.0
Payment of short-term debt	(1,261.0)	0.0	0.0
Payment of current maturities and long-term debt	(557.7)	(1,451.7)	(250.0)
Proceeds from issuance of long-term debt	550.0	1,600.0	750.0
Debt issuance and exchange costs	(2.8)	(13.3)	(15.4)
Payment of finance leases	(33.8)	(13.5)	(1.6)
Settlements of interest rate derivatives	0.0	0.0	(19.9)
Purchases of common stock	0.0	0.0	(26.1)
Dividends paid	(212.6)	(196.4)	(180.2)
Share-based compensation, shares withheld for taxes	(18.5)	(19.1)	(22.1)
Other, net	0.2	(0.3)	(0.1)
Net cash provided by (used for) financing activities	$ (175.2)	$ (94.3)	$ 234.6
Net increase (decrease) in cash and cash equivalents and restricted cash	(80.0)	(956.5)	923.5
Cash and cash equivalents and restricted cash at beginning of year	241.5	1,198.0	274.5
Cash and cash equivalents and restricted cash at end of year	$ 161.5	$ 241.5	$ 1,198.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	79

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital in		Other	Total	Non-
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	controlling
in millions	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balances at December 31, 2019	132.4	$ 132.4	$ 2,791.3	$ 2,895.9	$ (197.7)	$ 5,621.9	$ 0.0	$ 5,621.9
Net earnings	0.0	0.0	0.0	584.5	0.0	584.5	0.0	584.5
Share-based compensation plans,
net of shares withheld for taxes	0.3	0.3	(22.4)	0.0	0.0	(22.1)	0.0	(22.1)
Purchase and retirement of
common stock	(0.2)	(0.2)	0.0	(25.9)	0.0	(26.1)	0.0	(26.1)
Share-based compensation
expense	0.0	0.0	33.0	0.0	0.0	33.0	0.0	33.0
Cash dividends on common stock	0.0	0.0	0.0	(180.2)	0.0	(180.2)	0.0	(180.2)
Other comprehensive income	0.0	0.0	0.0	0.0	16.4	16.4	0.0	16.4
Other	0.0	0.0	0.1	(0.2)	0.0	(0.1)	0.0	(0.1)
Balances at December 31, 2020	132.5	$ 132.5	$ 2,802.0	$ 3,274.1	$ (181.3)	$ 6,027.3	$ 0.0	$ 6,027.3
Net earnings	0.0	0.0	0.0	670.8	0.0	670.8	(0.4)	670.4
Share-based compensation plans,
net of shares withheld for taxes	0.2	0.2	(20.3)	0.0	0.0	(20.1)	0.0	(20.1)
Share-based compensation
expense	0.0	0.0	34.7	0.0	0.0	34.7	0.0	34.7
Cash dividends on common stock	0.0	0.0	0.0	(196.4)	0.0	(196.4)	0.0	(196.4)
Other comprehensive income	0.0	0.0	0.0	0.0	28.6	28.6	0.0	28.6
Acquisition of noncontrolling
interest	0.0	0.0	0.0	0.0	0.0	0.0	23.1	23.1
Other	0.0	0.0	0.1	0.0	0.0	0.1	0.0	0.1
Balances at December 31, 2021	132.7	$ 132.7	$ 2,816.5	$ 3,748.5	$ (152.7)	$ 6,545.0	$ 22.7	$ 6,567.7
Net earnings	0.0	0.0	0.0	575.6	0.0	575.6	0.9	576.5
Share-based compensation plans,
net of shares withheld for taxes	0.2	0.2	(18.7)	0.0	0.0	(18.5)	0.0	(18.5)
Share-based compensation
expense	0.0	0.0	41.1	0.0	0.0	41.1	0.0	41.1
Cash dividends on common stock	0.0	0.0	0.0	(212.6)	0.0	(212.6)	0.0	(212.6)
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	(2.0)	(2.0)	0.0	(2.0)
Other	0.0	0.0	0.1	(0.1)	0.0	0.0	0.0	0.0
Balances at December 31, 2022	132.9	$ 132.9	$ 2,839.0	$ 4,111.4	$ (154.7)	$ 6,928.6	$ 23.6	$ 6,952.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	80

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

We operate primarily in the United States, and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve aggregates markets in twenty-two states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; Puerto Cortés, Honduras; and Quintana Roo, Mexico (see Note 12, NAFTA Arbitration). Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our Alabama, Arizona, California, Maryland, New Mexico, Oklahoma, Tennessee, Texas, Virginia, U.S. Virgin Islands and Washington D.C.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

in millions	2022	2021	2020
Discontinued Operations
Pretax loss	$ (25.2)	$ (4.5)	$ (4.7)
Income tax benefit	6.6	1.2	1.2
Loss on discontinued operations, net of tax	$ (18.6)	$ (3.3)	$ (3.5)

Our discontinued operations include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business (including certain matters as discussed in Note 12). In addition, 2022 includes a $15.3 million charge for a litigation matter. There were no revenues from discontinued operations for the years presented.

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

Part II	81

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of these financial statements in conformity with accounting principles generally accepted (GAAP) in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates. The most significant estimates included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after December 31, 2022 will be reflected in management’s estimates for future periods. This includes conditions resulting from the impacts of the current conflict between Russia and Ukraine, as construction activity continues to be impacted by cost inflation and capacity constraints (including supply chain bottlenecks, labor shortages and transportation availability).

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

Part II	82

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

Allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Bad debt expense (included in selling, administrative and general expense) for the years ended December 31 was as follows: 2022 — $0.7 million, 2021 — $1.3 million and 2020 — $1.1 million.

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

For additional information about inventories, see Note 3.

PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment are carried at cost less accumulated depreciation, depletion and amortization.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any related gain or loss is reflected in income.

For additional information about our property, plant & equipment, see Note 4.

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

Part II	83

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

For additional information about leases, see Note 7.

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

Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in millions	2022	2021	2020
Depreciation, Depletion, Accretion and Amortization
Depreciation	$ 409.1	$ 343.4	$ 315.2
Depletion	50.2	31.2	21.0
Accretion	14.1	13.1	12.4
Amortization of finance leases	16.5	7.1	1.6
Amortization of intangibles	97.6	68.2	46.6
Total	$ 587.5	$ 463.0	$ 396.8

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

Part II	84

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

For additional information about derivative instruments, see Note 5.

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

Our assets at December 31 subject to fair value measurement on a recurring basis are summarized below:

	Level 1 Fair Value
in millions	2022	2021
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 28.6	$ 34.7
Total	$ 28.6	$ 34.7

	Level 2 Fair Value
in millions	2022	2021
Fair Value Recurring
Rabbi Trust
Money market mutual fund	$ 1.5	$ 0.6
Total	$ 1.5	$ 0.6

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

Net gains (losses) of the Rabbi Trusts’ investments were $(4.8) million, $6.1 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at December 31, 2022, 2021 and 2020 were $(5.2) million, $5.3 million and $4.1 million, respectively.

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

Part II	85

During the third quarter of 2022, net assets held for sale (our concrete operations in New Jersey, New York and Pennsylvania) with a carrying value of $196.9 million were written down to their estimated fair value less cost to sell of $180.0 million, resulting in an impairment loss of $16.9 million (these net assets were subsequently sold during the fourth quarter resulting in an additional loss on sale of $17.4 million). The estimated fair value was determined based on the expected proceeds from the probable sale of the disposal group. See below for a related goodwill impairment charge and Note 19 for additional discussion of the disposal of the net assets.

GOODWILL IMPAIRMENT

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2022, goodwill totaled $3,689.6 million as compared to $3,696.7 million at December 31, 2021. Goodwill represents 26% of total assets at December 31, 2022 and 27% at December 31, 2021.

Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level, one level below our operating segments. We have four operating segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Within these four operating segments, we have identified 17 reporting units (of which 12 carry goodwill) based primarily on geographic location. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a quantitative test. We elected to perform the quantitative impairment test for all years presented.

The quantitative impairment test compares the fair value of a reporting unit to its carrying value, including goodwill. If the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. However, if the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to that excess.

During the third quarter of 2022, we recorded an interim goodwill impairment loss of $50.9 million resulting from the fourth quarter sale of a reporting unit comprised of concrete operations in New Jersey, New York and Pennsylvania (see Note 19 for additional information). There were no charges for goodwill impairment in the years ended December 31, 2021 or 2020.

The results of our annual impairment tests performed as of November 1, 2021 and 2020 indicated that the fair values of all reporting units with goodwill substantially exceeded (in excess of 100%) their carrying values. The results of our annual impairment test performed as of November 1, 2022 indicated that the fair values of all reporting units with goodwill exceeded their carrying values by approximately 10% to greater than 100%. The reporting units with the smallest excess of fair value versus carrying value include concrete operations acquired with U.S. Concrete in August 2021.

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

For additional information about goodwill, see Note 18.

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

Part II	86

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

As of December 31, 2022, net property, plant & equipment represents 43% of total assets, while net other intangible assets represents 12% of total assets. As previously noted, during the third quarter of 2022, we recorded a $16.9 million loss on impairment of long-lived assets resulting from the fourth quarter sale of concrete operations in New Jersey, New York and Pennsylvania (see Note 19 for divestiture information and Note 18 for a related goodwill impairment charge). During 2021 and 2020, we recorded no significant losses on impairment of long-lived assets.

For additional information about long-lived assets and intangible assets, see Notes 4 and 18, respectively.

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

For additional information regarding revenues and revenue recognition, see Note 2.

STRIPPING COSTS

In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.

Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $133.1 million in 2022, $90.7 million in 2021 and $90.4 million in 2020.

Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-sales method. Pre-production stripping costs included in other noncurrent assets were $100.2 million as of December 31, 2022 and $95.6 million as of December 31, 2021.

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

Part II	87

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

The carrying value of these obligations was $311.3 million as of December 31, 2022 and $315.2 million as of December 31, 2021. For additional information about reclamation obligations (referred to in our financial statements as asset retirement obligations), see Note 17.

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

When we can estimate a range of probable loss, we accrue the most likely amount. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2022, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $6.4 million — this amount does not represent our maximum exposure to loss for all environmental remediation obligations as it excludes those sites for which a range of loss cannot be reasonably estimated at this time. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates and key assumptions in response to new information, such as the kinds and quantities of hazardous substances, available technologies and changes to the parties participating in the remediation efforts. However, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.

For additional information about environmental compliance costs, see Note 8.

Part II	88

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

dollars in millions	2022	2021
Self-insurance Program
Self-insured liabilities (undiscounted)	$ 146.7	$ 137.7
Insured liabilities (undiscounted)	2.3	3.6
Discount rate	4.20%	1.10%
Amounts Recognized in Consolidated
Balance Sheets
Other accounts and notes receivable	$ 0.0	$ 0.0
Investments and long-term receivables	2.3	3.4
Other current liabilities	(51.4)	(50.7)
Other noncurrent liabilities	(81.7)	(83.2)
Net insurance liabilities (discounted)	$ (130.8)	$ (130.5)

Estimated payments (undiscounted and excluding the impact of related receivables) under our self-insurance program for the five years subsequent to December 31, 2022 are as follows:

in millions
Estimated Payments under Self-insurance Program
2023	$ 55.2
2024	30.6
2025	19.8
2026	11.5
2027	6.2

Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.

For additional information about claims and litigation, see Note 12 under the caption Litigation and Environmental Matters.

Part II	89

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

A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2022 related to share-based awards granted to employees under our long-term incentive plans is presented below:

	Unrecognized	Expected
	Compensation	Weighted-average
dollars in millions	Expense	Recognition (Years)
Share-based Compensation
SOSARs [1]	$ 1.4	1.4
Performance shares	12.5	1.7
Restricted shares	9.6	1.8
Total/weighted-average	$ 23.5	1.7

[1]	Stock-Only Stock Appreciation Rights (SOSARs)

Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in millions	2022	2021	2020
Employee Share-based Compensation Awards
Pretax compensation expense	$ 38.7	$ 32.5	$ 31.4
Income tax benefits	6.9	4.7	5.0

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

Accounting for pension and other postretirement benefits requires that we use assumptions for the valuation of projected benefit obligations (PBO) and the performance of plan assets. Each year, we review our assumptions for discount rates (used for PBO, service cost, and interest cost calculations), expected return on plan assets and the cost of covered healthcare benefits. Due to plan changes made in 2013, annual pay increases do not materially impact plan obligations.

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

Part II	90

We present the service cost component of net periodic benefit cost in cost of revenues and selling, administrative and general expense consistent with employee compensation costs. The other components of net periodic benefit cost are reported within other nonoperating income in our accompanying Consolidated Statements of Comprehensive Income.

For additional information about pension and other postretirement benefits, see Note 10.

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

Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years before 2019. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.

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

For additional information about comprehensive income, see Note 14.

Part II	91

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in millions	2022	2021	2020
Weighted-average common shares outstanding	133.0	132.8	132.6
Dilutive effect of
SOSARs	0.2	0.3	0.3
Other stock compensation awards	0.4	0.4	0.3
Weighted-average common shares outstanding,
assuming dilution	133.6	133.5	133.2

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

in millions	2022	2021	2020
Antidilutive common stock equivalents	0.1	0.0	0.1

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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were as follows: 2022 — $233.1 million (3.2% of total revenues), 2021 — $221.4 million (4.0% of total revenues) and 2020 — $214.3 million (4.4% of total revenues).

Part II	92

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

Our segment total revenues by geographic market for the years ended December 31, 2022, 2021 and 2020 are disaggregated as follows:

	For the Year Ended December 31, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,508.2	$ 177.3	$ 694.2	$ 0.0	$ 2,379.7
Gulf Coast	2,933.0	211.2	551.9	7.8	3,703.9
West	831.6	601.7	347.8	0.0	1,781.1
Segment sales	$ 5,272.8	$ 990.2	$ 1,593.9	$ 7.8	$ 7,864.7
Intersegment sales	(549.5)	0.0	0.0	0.0	(549.5)
Total revenues	$ 4,723.3	$ 990.2	$ 1,593.9	$ 7.8	$ 7,315.2

	For the Year Ended December 31, 2021
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,326.6	$ 142.4	$ 389.9	$ 0.0	$ 1,858.9
Gulf Coast	2,390.7	179.6	243.5	6.9	2,820.7
West	627.7	455.8	133.4	0.0	1,216.9
Segment sales	$ 4,345.0	$ 777.8	$ 766.8	$ 6.9	$ 5,896.5
Intersegment sales	(344.3)	0.0	0.0	0.0	(344.3)
Total revenues	$ 4,000.7	$ 777.8	$ 766.8	$ 6.9	$ 5,552.2

	For the Year Ended December 31, 2020
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,198.1	$ 142.2	$ 263.7	$ 0.0	$ 1,604.0
Gulf Coast	2,165.2	178.5	71.1	7.7	2,422.5
West	581.0	471.9	48.8	0.0	1,101.7
Segment sales	$ 3,944.3	$ 792.6	$ 383.6	$ 7.7	$ 5,128.2
Intersegment sales	(271.4)	0.0	0.0	0.0	(271.4)
Total revenues	$ 3,672.9	$ 792.6	$ 383.6	$ 7.7	$ 4,856.8

[1]	The geographic markets are defined by states as follows:

East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.

Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, U.S. Virgin Islands, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)

West market — Arizona, California, Hawaii, New Mexico and British Columbia (Canada)

Part II	93

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

Freight & delivery revenues are as follows:

in millions	2022	2021	2020
Freight & Delivery Revenues
Total revenues	$ 7,315.2	$ 5,552.2	$ 4,856.8
Freight & delivery revenues [1]	(960.3)	(768.3)	(738.5)
Total revenues excluding freight & delivery	$ 6,354.9	$ 4,783.9	$ 4,118.3

[1]	Includes freight & delivery to remote distribution sites.

CONSTRUCTION PAVING SERVICE REVENUES

Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at December 31, 2022, 2021 and 2020 were $112.3 million, $133.8 million and $125.7 million, respectively. The remaining period to complete the 2022 obligations ranged from 1 month to 56 months.

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

Part II	94

Changes in the VPP deferred revenue balances (current and noncurrent) are as follows:

in millions	2022	2021	2020
Deferred Revenue
Balance at beginning of year	$ 170.1	$ 178.0	$ 185.3
Revenue recognized from deferred revenue	(8.3)	(7.9)	(7.3)
Balance at end of year	$ 161.8	$ 170.1	$ 178.0

Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income in 2023 (reflected in other current liabilities in our December 31, 2022 Consolidated Balance Sheet).

NOTE 3: INVENTORIES

Inventories at December 31 are as follows:

in millions	2022	2021
Inventories
Finished products [1]	$ 439.3	$ 418.0
Raw materials	63.4	59.9
Products in process	6.0	4.2
Operating supplies and other	70.6	39.2
Total	$ 579.3	$ 521.3

[1]	Includes inventories encumbered by volumetric production payments (see Note 2), as follows: December 31, 2022 — $3.6 million; December 31, 2021 — $2.8 million.

In addition to the inventory balances presented above, as of December 31, 2022 and December 31, 2021, we had $8.8 million and $8.5 million, respectively, of inventory classified as long-term assets (other noncurrent assets) as we do not expect to sell the inventory within one year of their respective balance sheet dates.

We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. Inventories valued under the LIFO method total $295.1 million at December 31, 2022 and $290.2 million at December 31, 2021. During 2022, 2021 and 2020, inventory reductions resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on 2022 results was to decrease cost of revenues by $4.8 million and increase net earnings by $3.5 million. The effect of the LIFO liquidation on 2021 results was to decrease cost of revenues by $0.6 million and increase net earnings by $0.4 million. The effect of the LIFO liquidation on 2020 results was to decrease cost of revenues by $0.9 million and increase net earnings by $0.6 million.

Estimated current cost exceeded LIFO cost at December 31, 2022 and 2021 by $264.7 million and $199.7 million, respectively. In periods of increasing costs, LIFO generally results in higher cost of revenues than under FIFO. In periods of decreasing costs, the results are generally the opposite. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-affecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under first-in, first-out (FIFO) method, the approximate effect on net earnings would have been an increase of $48.1 million in 2022, an increase of $5.3 million in 2021 and an increase of $7.3 million in 2020.

Part II	95

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

in millions	2022	2021
Property, Plant & Equipment
Land and land improvements [1]	$ 3,991.1	$ 3,631.7
Buildings	223.3	182.9
Machinery and equipment	6,454.2	6,109.2
Finance leases (see Note 7)	93.2	36.3
Deferred asset retirement costs	165.9	182.5
Construction in progress	378.7	301.8
Total, gross	$ 11,306.4	$ 10,444.4
Less allowances for depreciation, depletion
and amortization	5,255.1	4,897.6
Total, net	$ 6,051.3	$ 5,546.8

[1]	Includes depletable land as follows: December 31, 2022 — $2,445.6 million and December 31, 2021 — $2,238.4 million.

Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in millions	2022	2021	2020
Capitalized interest cost	$ 3.6	$ 4.2	$ 3.5
Total interest cost incurred before recognition
of the capitalized amount	172.8	153.5	139.5

Capitalized software costs of $10.1 million and $14.7 million (including $13.2 million of capitalized software obtained via the U.S. Concrete acquisition) are reflected in net property, plant & equipment as of December 31, 2022 and 2021, respectively. We capitalized software costs for the years ended December 31 as follows: 2022 — $2.7 million, 2021 — $2.7 million and 2020 — $1.1 million.

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

This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 as follows:

in millions	Location on Statement	2022	2021	2020
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$ (2.0)	$ (2.0)	$ (2.3)

For the twelve-month period ending December 31, 2023, we estimate that $2.1 million of the $21.0 million net of tax loss in AOCI will be reclassified to interest expense.

Part II	96

NOTE 6: DEBT

Debt at December 31 is detailed as follows:

	Effective
in millions	Interest Rates	2022	2021
Short-term Debt
Bank line of credit expires 2027 [1]		$ 100.0	$ 0.0
Commercial paper expires 2027 [1]		0.0	0.0
Total short-term debt		$ 100.0	$ 0.0
Long-term Debt
Bank line of credit expires 2027 [1]		$ 0.0	$ 0.0
Commercial paper expires 2027 [1]		550.0	0.0
Delayed draw term loan due 2026		550.0	1,100.0
4.50% notes due 2025	4.65%	400.0	400.0
3.90% notes due 2027	4.00%	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9
Other notes	0.37%	1.8	9.5
Total long-term debt - face value		$ 3,941.9	$ 3,949.6
Unamortized discounts and debt issuance costs		(66.2)	(69.6)
Total long-term debt - book value		$ 3,875.7	$ 3,880.0
Less current maturities		0.5	5.2
Total long-term debt - reported value		$ 3,875.2	$ 3,874.8
Estimated fair value of long-term debt		$ 3,671.9	$ 4,418.5

[1]

Borrowings on the bank line of credit and commercial paper are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $6.1 million and $13.9 million of net interest expense for these items for 2022 and 2021, respectively.

DELAYED DRAW TERM LOAN, LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM

In June 2021, concurrent with the announcement of the pending acquisition of U.S. Concrete (see Note 19 for additional information), we obtained a $2,200.0 million bridge facility commitment from Truist Bank. Later in June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan with a subset of the banks that provide our line of credit and terminated the bridge facility commitment. The delayed draw term loan was drawn in August 2021 for $1,600.0 million upon the acquisition of U.S. Concrete, was paid down to $1,100.0 million in September 2021 and was further paid down to $550.0 million in August 2022 (amounts repaid are no longer available for borrowing). In March 2022, the delayed draw term loan was amended to extend the maturity date from August 2024 to August 2026. The delayed draw term loan contains covenants customary for an unsecured investment-grade facility and mirror those in our line of credit. As of December 31, 2022, we were in compliance with the delayed draw term loan covenants.

Financing costs for the bridge facility commitment and the delayed draw term loan totaled $13.3 million, $9.4 million of which was recognized as interest expense in 2021. Borrowings on the delayed draw term loan bear interest, at our option, at either the Secured Overnight Financing Rate (SOFR) plus a margin ranging from 0.075% to 1.250% or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.250%. The margins are determined by our credit ratings. As of December 31, 2022, the margin for SOFR borrowings was 0.875%, and the margin for base rate borrowings was 0.000%.

Part II	97

Our unsecured line of credit was amended in March 2022 to extend the maturity date from September 2025 to September 2026. It was further amended in August 2022 to increase the borrowing capacity from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of December 31, 2022, we were in compliance with the line of credit covenants.

Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin ranging from 1.000% to 1.625% or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.625%. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of December 31, 2022, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125%, and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.

As of December 31, 2022, our available borrowing capacity under the line of credit was $1,421.4 million. Utilization of the borrowing capacity was as follows:

▪$100.0 million was borrowed

▪$78.6 million was used to support standby letters of credit

TERM DEBT

Essentially all of our $3,941.9 million (face value) of term debt (which includes the $550.0 million delayed draw term loan and the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of December 31, 2022, we were in compliance with all term debt covenants.

In connection with the August 2021 acquisition of U.S. Concrete, we assumed $434.5 million (fair value) of senior notes due 2029 and retired these notes in September 2021.

The total scheduled (principal and interest) debt payments, excluding the line of credit, for the five years subsequent to December 31, 2022 are as follows:

in millions	Total	Principal	Interest
Scheduled Debt Payments (excluding the line of credit)
2023	$ 184.6	$ 0.5	$ 184.1
2024	182.1	0.5	181.6
2025	561.7	400.5	161.2
2026	689.8	550.4	139.4
2027	1,059.6	950.0	109.6

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, typically renew automatically, and can only be modified or canceled with the approval of the beneficiary. Our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of December 31, 2022 are summarized by purpose in the table below:

in millions
Standby Letters of Credit
Risk management insurance	$ 71.5
Reclamation/restoration requirements	7.1
Total	$ 78.6

Part II	98

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

Lease right-of-use (ROU) assets and liabilities reflected on our December 31 balance sheets and the weighted-average lease term and discount rate are as follows:

dollars in millions	Classification on the Balance Sheet	2022	2021
Assets
Operating lease ROU assets		$ 665.4	$ 771.1
Accumulated amortization		(92.8)	(79.7)
Operating leases, net	Operating lease right-of-use assets, net	572.6	691.4
Finance lease assets		93.2	129.2
Accumulated depreciation		(14.9)	(8.8)
Finance leases, net	Property, plant & equipment, net	78.3	120.4
Total lease assets		$ 650.9	$ 811.8
Liabilities
Current
Operating	Other current liabilities	$ 48.1	$ 49.2
Finance	Other current liabilities	22.3	35.4
Noncurrent
Operating	Noncurrent operating lease liabilities	548.4	642.5
Finance	Other noncurrent liabilities	34.8	60.5
Total lease liabilities		$ 653.6	$ 787.6
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.7	21.0
Finance leases		3.0	3.3
Weighted-average discount rate
Operating leases		3.9%	3.8%
Finance leases		1.8%	1.3%

The decreases in ROU assets and liabilities presented above primarily relate to the fourth quarter sale of concrete operations in New Jersey, New York and Pennsylvania (see Note 19 for additional information). Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material.

Our building leases have remaining noncancelable periods of 0 - 16 years and lease terms (including options to extend) of 0 - 24 years. Key factors in determining the certainty of lease renewals include the location of the building, the value of leasehold improvements and the cost to relocate. Rental payments for certain of our building leases are periodically adjusted for inflation, and this variable component is recognized as expense when incurred. Many of our building leases contain common area maintenance charges which we include in the calculation of our lease liability (the lease consideration is not allocated between the lease and non-lease components).

Our aggregates sales yard leases have remaining noncancelable periods of 0 - 26 years and lease terms of 0 - 76 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Certain aggregates sales yard lease agreements include rental payments based on a percentage of sales over contractual levels or the number of shipments received into the sales yard. Variable payments for these sales yards comprise a majority of the overall variable lease cost presented in the table below.

Our concrete and asphalt site leases have remaining noncancelable periods of 0 - 17 years and lease terms of 0 - 76 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Rental payments are generally fixed for our concrete and asphalt sites.

Part II	99

Our rail (car and track) leases have remaining noncancelable periods of 0 - 5 years and lease terms of 0 - 62 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed for our rail leases. The majority of our rail leases contain substitution rights that allow the supplier to replace damaged equipment. Because these rights are generally limited to either replacing railcars or moving our placement on rail track for purposes of repair or maintenance, we do not consider these substitution rights to be substantive and have recorded a lease liability and ROU asset for all leased rail.

Our barge leases have remaining noncancelable periods of 5 - 6 years and lease terms of 12 - 20 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed. Like our rail leases, our barge leases contain non-substantive substitution rights that are limited to replacing barges in need of repair or maintenance.

Office, plant and mobile equipment leases have remaining noncancelable periods of 0 - 5 years and lease terms of 0 - 6 years. The key factor in determining the certainty of lease renewals is the market rental rate for comparable assets. Rental payments are generally fixed for our equipment leases with terms greater than 1 year. The significant majority of our short-term lease cost presented in the table below is derived from office and plant equipment leases with terms of 1 year or less.

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 are as follows:

in millions	2022	2021	2020
Lease Cost
Finance lease cost
Depreciation of right-of-use assets	$ 16.5	$ 7.1	$ 1.6
Interest on lease liabilities	1.2	0.6	(0.1)
Operating lease cost	85.6	71.0	58.5
Short-term lease cost [1]	46.4	27.3	30.5
Variable lease cost	14.4	10.6	12.9
Sublease income	(2.9)	(3.1)	(2.7)
Total lease cost	$ 161.2	$ 113.5	$ 100.7

[1]	Our short-term lease cost includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $78.6 million for 2022 and $64.4 million for 2021. Cash paid for finance leases (principal and interest) was $35.0 million for 2022 and $14.0 million for 2021.

Maturity analysis on an undiscounted basis of our lease liabilities (see Note 12 for mineral lease payments) as of December 31, 2022 is as follows:

	Operating	Finance
in millions	Leases	Leases
Maturity of Lease Liabilities
2023	$ 70.0	$ 23.2
2024	65.3	17.3
2025	60.9	11.8
2026	54.7	5.9
2027	50.5	0.6
Thereafter	658.3	0.0
Total minimum lease payments	$ 959.7	$ 58.8
Less: Lease payments representing interest	363.2	1.7
Present value of future minimum lease payments	$ 596.5	$ 57.1
Less: Current obligations under leases	48.1	22.3
Long-term lease obligations	$ 548.4	$ 34.8

Part II	100

NOTE 8: ACCRUED ENVIRONMENTAL REMEDIATION COSTS

Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (measured on an undiscounted basis) as follows:

in millions	2022	2021
Accrued Environmental Remediation Costs
Continuing operations	$ 28.6	$ 23.2
Retained from former Chemicals business	8.3	10.7
Total	$ 36.9	$ 33.9

The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $14.9 million at December 31, 2022 and $15.9 million at December 31, 2021. The short-term portion of these accruals is included in other current liabilities in the accompanying Consolidated Balance Sheets.

The accrued environmental remediation costs in continuing operations relate primarily to the former U.S. Concrete, Florida Rock, Tarmac, and CalMat facilities acquired in 2021, 2007, 2000 and 1999, respectively. The balances noted above for the former Chemicals business relate to retained environmental remediation costs from the 2003 sale of the Performance Chemicals business and the 2005 sale of the Chloralkali business. Refer to Note 12 for additional discussion of contingent environmental matters.

NOTE 9: INCOME TAXES

The components of earnings from continuing operations before income taxes are as follows:

in millions	2022	2021	2020
Earnings from Continuing Operations
before Income Taxes
Domestic	$ 788.7	$ 871.6	$ 733.0
Foreign	(0.6)	2.2	10.8
Total	$ 788.1	$ 873.8	$ 743.8

Income tax expense (benefit) from continuing operations consists of the following:

in millions	2022	2021	2020
Income Tax Expense (Benefit) from
Continuing Operations
Current
Federal	$ 85.2	$ 103.9	$ 69.2
State and local	43.6	34.6	23.8
Foreign	4.6	(5.0)	0.9
Total	$ 133.4	$ 133.5	$ 93.9
Deferred
Federal	$ 43.4	$ 39.2	$ 50.9
State and local	3.3	26.5	10.8
Foreign	12.9	0.9	0.2
Total	$ 59.6	$ 66.6	$ 61.9
Total expense	$ 193.0	$ 200.1	$ 155.8

Part II	101

Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate to earnings from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

dollars in millions	2022		2021		2020
Income tax expense at the federal
statutory tax rate	$ 165.5	21.0%	$ 183.5	21.0%	$ 156.2	21.0%
Expense (Benefit) from
Income Tax Differences
Statutory depletion	(30.6)	-3.9%	(28.3)	-3.2%	(24.7)	-3.3%
State and local income taxes, net of federal
income tax benefit	37.5	4.8%	34.7	4.0%	27.4	3.7%
Share-based compensation	(4.9)	-0.6%	(6.1)	-0.7%	(6.9)	-0.9%
Uncertain tax positions	5.1	0.7%	2.5	0.3%	1.4	0.2%
Valuation allowance	14.5	1.8%	13.7	1.6%	0.0	0.0%
Research and development credit	(4.3)	-0.6%	(2.7)	-0.3%	(2.7)	-0.4%
Impairment	10.7	1.4%	0.0	0.0%	0.0	0.0%
Other, net	(0.5)	-0.1%	2.8	0.2%	5.1	0.6%
Total income tax expense/
Effective tax rate	$ 193.0	24.5%	$ 200.1	22.9%	$ 155.8	20.9%

Deferred taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in millions	2022	2021
Deferred Tax Assets Related to
Employee benefits	$ 14.2	$ 11.8
Incentive compensation	62.1	62.5
Asset retirement obligations & other reserves	82.5	77.9
State net operating losses	86.3	95.0
State bonus depreciation	41.4	30.1
Operating lease liabilities	149.7	176.7
Other	72.0	59.1
Total gross deferred tax assets	$ 508.2	$ 513.1
Valuation allowance	(76.8)	(65.7)
Total net deferred tax asset	$ 431.4	$ 447.4
Deferred Tax Liabilities Related to
Property, plant & equipment	$ 889.4	$ 824.4
Goodwill/other intangible assets	379.2	380.2
Operating lease right-of-use assets	143.6	176.7
Other	92.0	72.0
Total deferred tax liabilities	$ 1,504.2	$ 1,453.3
Net deferred tax liability	$ 1,072.8	$ 1,005.9

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

Part II	102

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

Each quarter, we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. At December 31, 2022, we have Alabama state NOL carryforward deferred tax assets of $77.8 million, against which we have a valuation allowance of $54.3 million (after considering the ABC Act above). Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

As discussed in Note 12, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. The impact of the shutdown, combined with recent increased costs (primarily due to underwater mining) has resulted in substantial losses. In 2022, Calica generated a NOL deferred tax asset of $14.5 million. Based on the weight of all available positive and negative evidence, we have concluded that it is more likely than not that Calica will be unable to realize the NOL deferred tax asset during the ten-year carryforward period. Therefore, we recorded a valuation allowance of $14.5 million for 2022. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the NOL deferred tax asset.

We consider the undistributed earnings, if any, related to the investment in our Canadian subsidiaries and Canadian investment in its U.S. subsidiary to be indefinitely reinvested; accordingly, no foreign withholding or other income taxes have been provided thereon. Due to complexities in the tax laws, it is not practicable to estimate the amount of deferred income taxes not recorded that are associated with these earnings. We have not, nor do we currently anticipate in the foreseeable future, the need to repatriate funds (other than for the repayment of intercompany loan obligations) to satisfy domestic liquidity needs arising in the ordinary course of business.

Changes in our liability for unrecognized tax benefits for the years ended December 31 are as follows:

in millions	2022	2021	2020
Unrecognized tax benefits as of January 1	$ 10.8	$ 6.8	$ 5.4
Increases for tax positions related to
Prior years	4.6	0.5	0.4
Current year	6.6	3.9	1.9
Decreases for tax positions related to
Prior years	(0.2)	0.0	0.0
Expiration of applicable statute of limitations	(3.1)	(0.4)	(0.9)
Unrecognized tax benefits as of December 31	$ 18.7	$ 10.8	$ 6.8

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties recognized as income tax expense were $0.8 million in 2022, $0.2 million in 2021 and $0.0 million in 2020. The balance of accrued interest and penalties included in our liability for unrecognized tax benefits as of December 31 was $1.8 million in 2022, $0.8 million in 2021 and $0.3 million in 2020. Our liability for unrecognized tax benefits at December 31 in the table above includes $17.6 million in 2022, $10.3 million in 2021 and $6.6 million in 2020 that would affect the effective tax rate if recognized. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in U.S. federal, various state and foreign jurisdictions. With the exception of certain states, we are no longer subject to U.S. federal, state or foreign exams by tax authorities for years prior to 2019.

As of December 31, 2022, income tax receivables of $1.3 million and $0.4 million are included in other accounts and notes receivable and other current assets, respectively, in the accompanying Consolidated Balance Sheet. There were similar receivables of $5.0 million and $0.6 million recorded in other accounts and notes receivable and other current assets, respectively, as of December 31, 2021.

Part II	103

NOTE 10: BENEFIT PLANS

PENSION PLANS

We sponsor two qualified, noncontributory defined benefit pension plans, the Vulcan Materials Company Pension Plan (VMC Pension Plan) and the CMG Hourly Pension Plan (CMG Pension Plan). The VMC Pension Plan has been closed to new entrants since 2007, and benefit accruals ceased in 2005 for hourly participants and 2013 for salaried participants. The CMG Pension Plan is closed to new entrants other than through one small union, and benefits continue to accrue equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. The projected benefit obligation (PBO) presented in the table below includes $44.4 million and $59.2 million related to these unfunded, nonqualified pension plans for 2022 and 2021, respectively.

During October 2021, we purchased (using pension plan assets) an irrevocable group annuity contract (pension lift-out) from an insurance company for $87.2 million, representing approximately 10% of the total PBO as of the purchase date. As a result of this transaction: 1) we incurred a settlement charge of $12.1 million, 2) we were relieved of all responsibility for these pension obligations, and 3) the insurance company is now required to pay and administer the retirement benefits owed to approximately 2,700 U.S. retirees and beneficiaries (representing approximately 50% of retirees in payment status at that time), with no change to the amount, timing or form of retirement benefit payments.

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

in millions	2022	2021
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 915.4	$ 1,059.5
Service cost	4.0	4.8
Interest cost	21.1	19.7
Actuarial gain	(200.7)	(25.0)
Benefits paid	(48.7)	(56.4)
Annuity purchase	0.0	(87.2)
Projected benefit obligation at end of year	$ 691.1	$ 915.4
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 860.5	$ 944.2
Actual return on plan assets	(181.8)	51.9
Employer contribution	7.8	8.0
Benefits paid	(48.7)	(56.4)
Annuity purchase	0.0	(87.2)
Fair value of assets at end of year	$ 637.8	$ 860.5
Funded status	(53.3)	(54.9)
Net amount recognized	$ (53.3)	$ (54.9)
Amounts Recognized in the Consolidated
Balance Sheets
Noncurrent assets	$ 0.0	$ 18.2
Current liabilities	(7.8)	(8.2)
Noncurrent liabilities	(45.5)	(64.9)
Net amount recognized	$ (53.3)	$ (54.9)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$ 183.4	$ 176.4
Prior service cost	2.4	3.8
Total amount recognized	$ 185.8	$ 180.2

The increase in actuarial gain as of December 31, 2022 was primarily attributable to the increase in discount rates for the plans (approximately 2.2 to 2.6 percentage points) compared with the prior year.

Part II	104

The following table sets forth the pension plans for which their accumulated benefit obligation (ABO) or projected benefit obligation (PBO) exceeds the fair value of their respective plan assets at December 31:

in millions	2022	2021
Pension plans with ABO in excess of plan assets
Accumulated benefit obligation	$ 690.9	$ 249.2
Fair value of assets	637.8	176.6
Pension plans with PBO in excess of plan assets
Projected benefit obligation	$ 691.1	$ 249.7
Fair value of assets	637.8	176.6

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

dollars in millions	2022	2021	2020
Components of Net Periodic Pension
Benefit Cost
Service cost	$ 4.0	$ 4.8	$ 4.9
Interest cost	21.1	19.7	29.3
Expected return on plan assets	(30.1)	(42.8)	(48.6)
Settlement charge	0.0	12.1	22.7
Amortization of prior service cost	1.4	1.3	1.4
Amortization of actuarial loss	4.2	8.0	11.9
Net periodic pension benefit cost	$ 0.6	$ 3.1	$ 21.6
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial loss (gain)	$ 11.2	$ (34.0)	$ (3.4)
Reclassification of prior service cost	(1.4)	(1.3)	(1.4)
Reclassification of actuarial loss	(4.2)	(20.1)	(34.6)
Amount recognized in other comprehensive
income	$ 5.6	$ (55.4)	$ (39.4)
Amount recognized in net periodic pension
benefit cost and other comprehensive
income	$ 6.2	$ (52.3)	$ (17.8)
Assumptions
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate — PBO	2.92%	2.63%	3.22%
Discount rate — service cost [1]	3.17%	2.94% / 3.21%	3.49% / 2.89%
Discount rate — interest cost	2.37%	1.90%	2.78%
Expected return on plan assets [2]	4.00%	5.25% / 3.75%	5.75% / 5.25%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	5.19%	2.91%	2.57%

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

Part II	105

Plan assets are invested according to an investment policy that allocates investments to return seeking assets and liability hedging assets based on the plans’ funded ratio (fair value of assets/PBO). At December 31, 2022, the total pension asset allocation was approximately 0% return seeking and 100% liability hedging compared to 20% return seeking and 80% liability hedging at December 31, 2021. Return seeking assets include index and actively managed mutual funds and collective investment trusts that hold public equity securities (less than 1% of the plans’ assets are in private equity and debt securities via private partnerships). Liability hedging assets include money market securities, inflation linked debt securities, public corporate debt securities and government debt securities that are actively managed to match the duration of the plans’ liabilities.

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

The fair values and net asset values of our pension plan assets at December 31, 2022 and 2021 are in the tables below. The assets in the common/collective trusts and in the private partnerships consist of both return seeking and liability hedging investments.

Fair Value Measurements at December 31, 2022

in millions	Level 1	Level 2	Level 3	Total
Asset Category
Debt funds	$ 0.0	$ 628.6	$ 0.0	$ 628.6
Equity funds	0.0	0.0	0.0	0.0
Investments in the fair value hierarchy	$ 0.0	$ 628.6	$ 0.0	$ 628.6
Interest in common/collective trusts (at NAV)				5.6
Private partnerships (at NAV)				3.6
Total pension plan assets				$ 637.8

Fair Value Measurements at December 31, 2021

in millions	Level 1	Level 2	Level 3	Total
Asset Category
Debt funds	$ 0.0	$ 662.9	$ 0.0	$ 662.9
Equity funds	0.1	59.0	0.0	59.1
Investments in the fair value hierarchy	$ 0.1	$ 721.9	$ 0.0	$ 722.0
Interest in common/collective trusts (at NAV)				134.3
Private partnerships (at NAV)				4.2
Total pension plan assets				$ 860.5

Part II	106

The following describes the types of investments included in each asset category listed in the tables above and the valuation techniques we used to determine the fair values or net asset values as of December 31, 2022 and 2021.

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

Common/collective trust fund investments consist of an index fund investing primarily in domestic equities and a short-term investment fund for highly liquid, short-term debt securities. Investments are valued at the NAV of units of a bank collective trust. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV.

The private partnerships category consists of various venture capital funds, mezzanine debt funds and leveraged buyout funds. The NAV of these investments has been estimated based on methods employed by the general partners, including reference to third-party transactions and valuations of comparable companies.

Total employer contributions to the pension plans are presented below:

in millions	Pension
Employer Contributions
2020	$ 8.8
2021	8.0
2022	7.8
2023 (estimated)	7.8

For our qualified pension plans, we made no contributions during 2022, 2021 and 2020. We do not anticipate making contributions to our qualified pension plans in 2023. For our nonqualified pension plans, we contributed $7.8 million, $8.0 million and $8.8 million during 2022, 2021 and 2020, respectively, and expect to contribute $7.8 million during 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in millions	Pension
Estimated Future Benefit Payments
2023	$ 49.1
2024	50.3
2025	48.2
2026	48.7
2027	49.6
2028-2032	247.9

Part II	107

We contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. The risks of participating in multiemployer plans differ from single employer plans as follows:

▪assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers

▪if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers

▪if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

None of the multiemployer pension plans that we participate in are individually significant. Our contributions to individual multiemployer pension plans did not exceed 5% of the plans’ total contributions in the three years ended December 31, 2022, 2021 and 2020. Total contributions to multiemployer pension plans were $48.6 million in 2022, $16.9 million in 2021 and $10.3 million in 2020. The 2022 increase was primarily attributable to the addition of U.S. Concrete multiemployer pension plans and subsequent settlement of the outstanding withdrawal liability for several of those plans.

As of December 31, 2022, a total of 12.9% of our domestic hourly labor force was covered by collective-bargaining agreements. Of such employees covered by collective-bargaining agreements, 27.9% were covered by agreements that expire in 2023. We also employed 296 union employees in Mexico who are covered by a collective-bargaining agreement that will expire in 2023. None of our union employees in Mexico participate in multiemployer pension plans.

In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2022 and 2021. The accrued costs for the supplemental retirement plan were $1.0 million at December 31, 2022 and $1.1 million at December 31, 2021.

Part II	108

POSTRETIREMENT PLANS

In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. In 2021, we amended our postretirement healthcare plan to increase our employer contribution rate from the previously capped level to a higher level effective 2022. This served as a cost reduction for retirees in 2022 and beyond as we use this new benchmark for future employer contributions. Previously (in 2012), we amended our postretirement healthcare plan to cap our employer portion of the medical coverage cost at the 2015 level.

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

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in millions	2022	2021
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$ 46.0	$ 33.9
Service cost	2.3	1.3
Interest cost	0.9	0.5
Plan amendments	0.0	14.9
Actuarial (gain) loss	(2.5)	0.9
Benefits paid	(4.9)	(5.5)
Projected benefit obligation at end of year	$ 41.8	$ 46.0
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$ 0.0	$ 0.0
Actual return on plan assets	0.0	0.0
Fair value of assets at end of year	$ 0.0	$ 0.0
Funded status	$ (41.8)	$ (46.0)
Net amount recognized	$ (41.8)	$ (46.0)
Amounts Recognized in the Consolidated
Balance Sheets
Current liabilities	$ (5.1)	$ (4.6)
Noncurrent liabilities	(36.7)	(41.4)
Net amount recognized	$ (41.8)	$ (46.0)
Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial gain	$ (17.9)	$ (16.7)
Prior service cost	13.1	12.8
Total amount recognized	$ (4.8)	$ (3.9)

The increase in actuarial gain as of December 31, 2022 was primarily attributable to the increase in discount rates for the plans (approximately 2.3 to 2.9 percentage points) compared with the prior year.

Part II	109

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in millions	2022	2021	2020
Components of Net Periodic Postretirement
Benefit Cost
Service cost	$ 2.2	$ 1.2	$ 1.5
Interest cost	0.9	0.5	1.0
Amortization of prior service credit	(0.3)	(1.5)	(3.9)
Amortization of actuarial gain	(1.3)	(1.4)	(0.8)
Net periodic postretirement benefit cost (credit)	$ 1.5	$ (1.2)	$ (2.2)
Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Net actuarial (gain) loss	$ (2.4)	$ 0.9	$ (5.1)
Prior service cost	0.0	14.9	0.0
Reclassification of prior service credit	0.3	1.5	3.9
Reclassification of actuarial gain	1.3	1.4	0.8
Amount recognized in other comprehensive
income	$ (0.8)	$ 18.7	$ (0.4)
Amount recognized in net periodic
postretirement benefit cost and other
comprehensive income	$ 0.7	$ 17.5	$ (2.6)
Assumptions
Assumed Healthcare Cost Trend Rates
at December 31
Healthcare cost trend rate assumed
for next year (Pre-65/Post-65)	7.04% / n/a	6.60% / 6.50%	n/a
Rate to which the cost trend rate gradually
declines	4.50%	4.50%	n/a
Year that the rate reaches the rate it is
assumed to maintain	2030	2028	n/a
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31
Discount rate — PBO	2.59%	2.19%	2.84%
Discount rate — service cost [1]	2.89%	2.45% / 2.84%	3.09%
Discount rate — interest cost	2.06%	1.60%	2.42%
Weighted-average assumptions used to
determine benefit obligation at
December 31
Discount rate	5.08%	2.59%	2.09%

[1]	As a result of remeasurements, the 2021 service cost discount rates were revised from 2.45% at 12/31/2020 to 2.84% at 9/30/2021.

Total employer contributions to the postretirement plans are presented below:

in millions	Postretirement
Employer Contributions
2020	$ 4.7
2021	5.5
2022	4.9
2023 (estimated)	5.1

Part II	110

The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in millions	Postretirement
Estimated Future Benefit Payments
2023	$ 5.1
2024	5.0
2025	5.0
2026	4.8
2027	4.8
2028–2032	20.6

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in millions	Postretirement
Participants Contributions
2020	$ 2.6
2021	2.3
2022	2.0

PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS

Each year, we review our assumptions for discount rates (used for PBO, service cost, and interest cost calculations), the per capita cost of healthcare benefits and the expected return on plan assets. Due to plan changes made in 2013, annual pay increases do not materially impact plan obligations.

We use a high-quality bond full yield curve approach (specific spot rates for each annual expected cash flow) to establish the discount rates at each measurement date. At December 31, 2022, the discount rates used were as follows:

▪PBO for various plans – ranged from 4.97% to 5.25% (December 31, 2021 ranged from 2.09% to 3.07%)

▪Service cost – weighted average of 3.17% and 2.89%, respectively, for our pension plans and our other postretirement plans (2021 figures were 2.99% and 2.55%, respectively)

▪Interest cost – weighted average of 2.37% and 2.06%, respectively, for our pension plans and our other postretirement plans (2021 figures were 1.90% and 1.60%, respectively)

In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecast of future healthcare cost trends. At December 31, 2022, our assumed rate of increase in the per capita cost of covered healthcare benefits was 7.04% for pre-65 coverage, with rates decreasing each year until reaching 4.50% in 2030 and remaining level thereafter.

Our expected return on plan assets is: (1) a long-term view based on our current asset allocation, and (2) a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary. As a result of remeasurements, the 2021 expected return on plan assets was revised from 5.25% at 12/31/2020 to 3.75% at 10/31/2021. For 2023 and 2022, the expected return on plan assets used to measure plan benefit costs was set at 4.85% and 4.00%, respectively.

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor five defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $68.2 million in 2022, $67.5 million in 2021 and $50.8 million in 2020.

Part II	111

NOTE 11: INCENTIVE PLANS

SHARE-BASED COMPENSATION PLANS

Our 2016 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of performance shares, restricted shares, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and nonemployee directors. The maximum number of shares that may be issued under the Plan is 8,000,000, of which 5,441,616 shares remain under this authorization as of December 31, 2022.

PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock, but carries no voting rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of the number of units awarded on the date of grant. Payment is based upon the outcome of performance and/or market conditions. Awards vest on December 31 of the third year after date of grant. Vesting is accelerated upon death, disability, or change of control and the awards become non-forfeitable upon reaching retirement age — all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to performance share awards amounted to $23.2 million in 2022, $18.2 million in 2021 and $17.8 million in 2020.

The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2022:

	Target	Weighted-average
	Number	Grant Date
	of Shares	Fair Value
Performance Shares
Nonvested at January 1, 2022	220,988	$ 148.93
Granted	116,825	185.31
Vested	(109,880)	133.95
Canceled/forfeited	(8,032)	163.95
Nonvested at December 31, 2022	219,901	$ 160.48

During 2021 and 2020, the weighted-average grant date fair value of performance shares granted was $164.38 and $133.95, respectively.

The aggregate values for distributed performance share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed performance shares for the years ended December 31 are as follows:

in millions	2022	2021	2020
Aggregate value of distributed
performance shares	$ 33.4	$ 19.6	$ 38.8

Part II	112

RESTRICTED SHARES — Each restricted share unit is equal to and paid in one share of our common stock, but carries no voting rights. Awards vest on the third anniversary of the grant date. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to restricted share awards amounted to $11.6 million in 2022, $10.4 million in 2021 and $9.8 million in 2020.

The fair value of restricted shares is estimated as of the date of grant based on the stock price adjusted for dividends foregone. The following table summarizes the activity for nonvested restricted share units during the year ended December 31, 2022:

		Weighted-average
	Number	Grant Date
	of Shares	Fair Value
Restricted Stock Units
Nonvested at January 1, 2022	205,280	$ 135.26
Granted	76,036	184.49
Vested	(86,326)	117.27
Canceled/forfeited	(9,502)	162.76
Nonvested at December 31, 2022	185,488	$ 162.40

During 2021 and 2020, the weighted-average grant date fair value of restricted shares granted was $164.38 and $133.95, respectively.

The aggregate values for distributed restricted share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed restricted shares for the years ended December 31 are as follows:

in millions	2022	2021	2020
Aggregate value of distributed
restricted shares	$ 15.7	$ 9.0	$ 12.2

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

	2022	2021	2020
SOSARs
Fair value	$ 60.57	$ 52.19	$ 40.91
Risk-free interest rate	2.02%	1.18%	1.50%
Dividend yield	0.77%	0.62%	0.71%
Volatility	26.68%	27.33%	25.74%
Expected term (years)	9.00	9.00	9.00

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

Part II	113

A summary of our SOSAR activity as of December 31, 2022 and changes during the year are presented below:

			Weighted-average
			Remaining	Aggregate
	Number	Weighted-average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Life (Years)	(in millions)
SOSARs
Outstanding at January 1, 2022	624,144	$ 105.43
Granted	69,015	185.29
Exercised	(18,790)	74.66
Forfeited or expired	0	0.00
Outstanding at December 31, 2022	674,369	$ 114.46	4.74	$ 41.0
Exercisable at December 31, 2022	536,100	$ 100.29	3.79	$ 39.6

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money SOSARs) that would have been received by the option holders had all SOSARs been exercised on December 31, 2022. These values change based on the fair market value of our common stock. The aggregate intrinsic values of SOSARs exercised for the years ended December 31 are as follows:

in millions	2022	2021	2020
Aggregate intrinsic value of SOSARs exercised	$ 1.9	$ 24.9	$ 22.3

The following table presents cash received and tax benefit realized from SOSAR exercises and compensation cost recorded referable to SOSARs for the years ended December 31:

in millions	2022	2021	2020
SOSARs
Cash received from exercises	$ 0.0	$ 0.0	$ 0.0
Tax benefit from exercises	0.4	6.3	5.7
Compensation cost	4.0	3.9	3.9

NONEMPLOYEE DIRECTOR AWARDS — In addition to the share-based compensation plans for employees discussed above, we issue a limited number of stock units to our nonemployee directors annually. Expense provisions referable to nonemployee director stock units amounted to $2.4 million in 2022, $2.2 million in 2021 and $1.6 million in 2020.

CASH-BASED COMPENSATION PLANS

We have incentive plans under which cash awards may be made annually. Expense provisions under these plans referable to awards to officers and certain employees amounted to $42.8 million in 2022, $42.2 million in 2021 and $42.1 million in 2020.

Part II	114

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have commitments in the form of unconditional purchase obligations as of December 31, 2022. These include commitments for the purchase of property, plant & equipment of $33.4 million and commitments for noncapital purchases of $199.6 million. These commitments are due as follows:

Unconditional
Purchase
in millions	Obligations
Property, Plant & Equipment
2023	$ 33.4
Thereafter	0.0
Total	$ 33.4
Noncapital (primarily transportation and electricity contracts)
2023	$ 36.3
2024–2025	66.3
2026–2027	52.5
Thereafter	44.5
Total	$ 199.6

Expenditures for noncapital purchases totaled $96.7 million in 2022, $53.4 million in 2021, $87.4 million in 2020.

We have commitments in the form of minimum royalties under mineral leases as of December 31, 2022 in the amount of $238.7 million, due as follows:

Mineral
in millions	Leases
Minimum Royalties
2023	$ 25.9
2024–2025	36.9
2026–2027	25.8
Thereafter	150.1
Total	$ 238.7

Expenditures for royalties under mineral leases totaled $109.1 million in 2022, $90.4 million in 2021 and $81.5 million in 2020.

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 2. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As described in Note 1 under the caption Claims and Litigation Including Self-Insurance, our net liabilities for our self-insurance program totaled $130.8 million as of December 31, 2022.

As summarized by purpose in Note 6, our standby letters of credit totaled $78.6 million as of December 31, 2022.

As outlined in Note 7, our present value of future minimum (nonmineral) lease payments totaled $653.6 million as of December 31, 2022.

As described in Note 9, our liability for unrecognized tax benefits is $18.7 million as of December 31, 2022.

As described in Note 17, our asset retirement obligations totaled $311.3 million as of December 31, 2022.

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

Part II	115

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

In August 2017, the EPA informed certain members of the CPG, including Vulcan and others, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy identified in the ROD. This voluntary allocation process established an impartial third-party expert recommendation for use by the government and the participants as the basis for possible settlements, including settlements related to future remediation actions. The final allocation recommendations, which are subject to confidentiality provisions, were submitted to the EPA for its review and consideration in late December 2020. Certain PRPs, including Vulcan, thereafter received a joint confidential settlement demand from the EPA/Department of Justice (DOJ). Vulcan and certain of the other PRPs that received the joint confidential settlement demand (the Settling Defendants) reached an agreement to settle with the EPA/DOJ and negotiated a Consent Decree. The Consent Decree has been lodged with the court. Vulcan’s portion of the settlement is within the immaterial loss recorded for this matter in 2015.

In July 2018, Vulcan, along with more than one hundred other defendants, was sued by Occidental in United States District Court for the District of New Jersey, Newark Vicinage. Occidental is seeking cost recovery and contribution under CERCLA. It is unknown at this time how the settlement with the EPA/DOJ would affect the Occidental lawsuit.

Part II	116

■ TEXAS BRINE MATTER (DISCONTINUED OPERATIONS) — During operation of its former Chemicals Division, Vulcan leased the right to mine salt out of an underground salt dome formation in Assumption Parish, Louisiana from 1976 - 2005. Throughout that period, Texas Brine Company (Texas Brine) was the operator contracted by Vulcan to mine and deliver the salt as brine. We sold our Chemicals Division in 2005 and transferred our rights and interests related to the salt and mining operations to the purchaser, a subsidiary of Occidental Chemical Company (Occidental), and we have had no association with the leased premises or Texas Brine since that time. In August 2012, a sinkhole developed in the vicinity of the Texas Brine mining operations. Numerous lawsuits were filed thereafter in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were filed in the United States District Court for the Eastern District of Louisiana in New Orleans.

In these lawsuits, the main plaintiffs sued numerous defendants, including Texas Brine, Occidental and Vulcan, alleging various damages including, but not limited to, property damages; a claim by the State of Louisiana for response costs and civil penalties; physical damages to oil and gas pipelines and storage facilities (pipelines); and business interruption losses. All such claims have been settled except for the claims by the State of Louisiana. Our insurers to date have funded these settlements in excess of our self-insured retention amount.

Additionally, Texas Brine, Occidental and Vulcan sued each other in various state and federal court forums. Vulcan and Occidental have since dismissed all of their claims against one another; Texas Brine’s and Occidental’s claims against each other are pending in arbitration; and Texas Brine’s and Vulcan’s claims against each other are pending in state and federal court. In general, Texas Brine alleges that the sinkhole was caused, in whole or in part, by our negligent or fraudulent actions or failure to act; that we breached the salt lease with Occidental, as well as an operating agreement and related contracts with Texas Brine; that we were strictly liable for certain property damages in our capacity as a former lessee of the salt lease; and that we violated the agreement under which we sold our Chemicals Division to Occidental. Texas Brine’s claims against Vulcan include claims for past and future response costs, lost profits and investment costs, indemnity payments, attorneys’ fees, other litigation costs, and judicial interests. Texas Brine also recently filed a lawsuit against Vulcan seeking indemnity for potential exposure Texas Brine may have to Occidental in the related arbitration, the State of Louisiana, and for ongoing and future Louisiana regulatory matters. In August 2022, we removed the lawsuit to federal court.

The state court held a joint bench trial (judge only) in 2017 in three cases brought by pipeline companies claiming damages to their facilities as a result of the sinkhole. This “Phase 1” trial was limited in scope to comparative fault and liability for causing the sinkhole. In December 2017, the trial court issued a ruling allocating fault as follows: Occidental 50%, Texas Brine (and its wholly-owned subsidiary) 35% and Vulcan 15%. In December 2020, the Louisiana Court of Appeal, First Circuit reversed the judgment in part in one of the three jointly tried cases, allocating 55% of the fault to Texas Brine (and its wholly-owned subsidiary); 30% to Occidental; and affirming the 15% fault allocation to Vulcan. In May 2021 and April 2022, the Court of Appeal issued judgments in the other two pipeline cases, adopting the same fault allocation. The Louisiana Supreme Court has declined to review the judgments in two of the pipeline cases, resulting in final judgments regarding fault allocations in those matters. Texas Brine’s and Vulcan’s writ applications in the third pipeline case remain pending.

In the second quarter of 2022, we recorded an immaterial loss related to the claims brought by Texas Brine. In August 2022, Vulcan and Texas Brine commenced a joint “Phase 2” bench trial in the same three pipeline cases where fault was allocated. Prior to trial, the trial court granted various motions by Vulcan seeking dismissal of Texas Brine’s contract-based claims and hundreds of millions of dollars in alleged damages. Thus, the Phase 2 trial addressed the claims that remained pending between Texas Brine and Vulcan after that motion practice. During the Phase 2 trial, Texas Brine and Vulcan stipulated to the amount of Texas Brine’s damages for its surviving tort claims at issue in the trial. After applying Vulcan’s 15% fault allocation, Vulcan’s stipulated financial responsibility for the damages at issue in the trial is within the immaterial loss recorded during the second quarter of 2022. In December 2022, the trial court entered a judgment in the pipelines cases reflecting this stipulation.

The December 2022 Phase 2 judgment did not address numerous of Texas Brine’s claims seeking hundreds of millions of dollars in damages that were dismissed prior to trial. Texas Brine has appealed and/or we anticipate Texas Brine will appeal each of those judgments. We cannot at this time reasonably estimate the range of liability, if any, that could result if an appellate court reverses any of the trial court’s decisions.

Part II	117

At this time, we also cannot reasonably estimate a range of liability pertaining to the claims brought by the State of Louisiana. The State of Louisiana’s lawsuit has been dormant awaiting final disposition of the Phase 1 proceedings which remain pending before the Louisiana Supreme Court in one of the three pipeline cases (along with a motion for leave to assert equivalent claims in state court).

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

Part II	118

In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the system it will build originated from the Hewitt Landfill and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing the second interim remedy. During the fourth quarter of 2021, Vulcan completed a partial settlement with Honeywell related to certain of the costs that Honeywell has incurred for an immaterial amount. Discussions are ongoing with Honeywell regarding other costs Honeywell has incurred or will incur. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. Based on this technical information, we have accrued an immaterial amount for our contribution of future costs to be incurred by Honeywell. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area.

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

■ NAFTA ARBITRATION — In September 2018, our subsidiary Legacy Vulcan, LLC (Legacy Vulcan), on its own behalf, and on behalf of our Mexican subsidiary Calizas Industriales del Carmen, S.A. de C.V. (Calica), served the United Mexican States (Mexico) a Notice of Intent to Submit a Claim to Arbitration under Chapter 11 of the North American Free Trade Agreement (NAFTA). This NAFTA claim relates to the treatment of a portion of our quarrying operations in Quintana Roo, Mexico, arising from, among other measures, Mexico’s failure to comply with a legally binding zoning agreement and relates to other unfair, arbitrary and capricious actions by Mexico’s environmental enforcement agency. We assert that these actions are in breach of Mexico’s international obligations under NAFTA and international law.

As required by Article 1118 of NAFTA, we sought to settle this dispute with Mexico through consultations. Notwithstanding our good faith efforts to resolve the dispute amicably, we were unable to do so and filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) in December 2018. In January 2019, ICSID registered our Request for Arbitration.

A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown (see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends or Uncertainties). On July 11, 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. Legacy Vulcan’s ancillary claim will be addressed as part of the pending arbitration, and we expect that the NAFTA arbitration tribunal will issue a decision no earlier than 2024.

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

Part II	119

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

There were no shares held in treasury as of December 31, 2022, 2021 and 2020.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the years ended December 31 are summarized below:

in millions, except average cost	2022	2021	2020
Shares Purchased and Retired
Number	0.0	0.0	0.2
Total purchase price	$ 0.0	$ 0.0	$ 26.1
Average cost per share	$ 0.00	$ 0.00	$ 121.92

As of December 31, 2022, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Dividends for the years ended December 31 were as follows:

in millions, except per share data	2022	2021	2020
Dividends
Cash dividends	$ 212.6	$ 196.4	$ 180.2
Cash dividends per share	$ 1.60	$ 1.48	$ 1.36

Total equity as presented in the consolidated financial statements for the year ended December 31, 2022 includes a noncontrolling interest of $23.6 million, representing the unowned portion of a subsidiary. See Note 1 under the heading “Noncontrolling Interest” for additional discussion.

Part II	120

NOTE 14: OTHER COMPREHENSIVE INCOME

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, at December 31, are as follows:

in millions	2022	2021	2020
AOCI
Cash flow hedges	$ (21.0)	$ (22.5)	$ (24.0)
Pension and postretirement plans	(133.7)	(130.2)	(157.3)
Total	$ (154.7)	$ (152.7)	$ (181.3)

Changes in AOCI, net of tax, for the three years ended December 31, 2022 are as follows:

		Pension and
	Cash Flow	Postretirement
in millions	Hedges	Benefit Plans	Total
AOCI
Balances at December 31, 2019	$ (11.0)	$ (186.7)	$ (197.7)
Other comprehensive income (loss)
before reclassifications	(14.7)	6.4	(8.3)
Amounts reclassified from AOCI	1.7	23.0	24.7
Net OCI changes	(13.0)	29.4	16.4
Balances at December 31, 2020	$ (24.0)	$ (157.3)	$ (181.3)
Other comprehensive income (loss)
before reclassifications	0.0	13.4	13.4
Amounts reclassified from AOCI	1.5	13.7	15.2
Net OCI changes	1.5	27.1	28.6
Balances at December 31, 2021	$ (22.5)	$ (130.2)	$ (152.7)
Other comprehensive income (loss)
before reclassifications	0.0	(6.5)	(6.5)
Amounts reclassified from AOCI	1.5	3.0	4.5
Net OCI changes	1.5	(3.5)	(2.0)
Balances at December 31, 2022	$ (21.0)	$ (133.7)	$ (154.7)

Amounts reclassified from AOCI to earnings are as follows:

in millions	2022	2021	2020
Amortization of Cash Flow Hedge Losses
Interest expense	$ 2.0	$ 2.0	$ 2.3
Benefit from income taxes	(0.5)	(0.5)	(0.6)
Total	$ 1.5	$ 1.5	$ 1.7
Amortization of Pension and Postretirement Plan
Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 4.0	$ 18.5	$ 31.2
Benefit from income taxes	(1.0)	(4.8)	(8.2)
Total	$ 3.0	$ 13.7	$ 23.0
Total reclassifications from AOCI to earnings	$ 4.5	$ 15.2	$ 24.7

Part II	121

NOTE 15: SEGMENT REPORTING

We have four operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Management reviews earnings from these reporting segments principally at the gross profit level.

The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services. During 2022, the Aggregates segment principally served markets in twenty-two states, the U.S. Virgin Islands, Washington D.C., Freeport (Bahamas), British Columbia (Canada), Puerto Cortés (Honduras) and Quintana Roo (Mexico) — see Note 12, NAFTA Arbitration — with a full line of aggregates, and twelve additional states with railroad ballast and direct shipments to Hawaii. The 2021 acquisition of U.S. Concrete expanded our full line aggregates markets by two states (New Jersey and New York), the U.S. Virgin Islands, British Columbia (Canada), and direct shipments to Hawaii. Customers use aggregates primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-value ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available.

The Asphalt segment produces and sells asphalt mix in six states: Alabama, Arizona, California, New Mexico, Tennessee and Texas, and includes asphalt construction paving in three states: Alabama, Tennessee and Texas.

The Concrete segment produces and sells ready-mixed concrete in five states (California, Maryland, Oklahoma, Texas and Virginia) in addition to the U.S. Virgin Islands and Washington D.C. In 2021, through our acquisition of U.S. Concrete, we entered the New Jersey, New York, Oklahoma, Pennsylvania and U.S. Virgin Islands concrete markets and expanded our existing markets in California, Texas and Washington D.C. In November 2022, we exited the New Jersey, New York and Pennsylvania concrete markets through a divestiture. In 2020, we exited the New Mexico ready-mixed concrete market through a divestiture. See Note 19 for additional information.

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

The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Total domestic revenues were $7,263.9 million in 2022, $5,532.0 million in 2021 and $4,845.9 million in 2020. Nondomestic Aggregates segment revenues were $51.3 million in 2022, $20.2 million in 2021, $11.0 million in 2020; there were no significant nondomestic revenues in our Asphalt, Concrete or Calcium segments. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $534.2 million in 2022, $459.5 million in 2021, $261.6 million in 2020. Equity method investments of $26.5 million in 2022, 2021 and 2020 are included below in the identifiable assets for the Aggregates segment and in investments and long-term receivables on the accompanying Consolidated Balance Sheets.

Part II	122

SEGMENT FINANCIAL DISCLOSURE

in millions	2022	2021	2020
Total Revenues
Aggregates [1]	$ 5,272.8	$ 4,345.0	$ 3,944.3
Asphalt [2]	990.2	777.8	792.6
Concrete	1,593.9	766.8	383.6
Calcium	7.8	6.9	7.7
Segment sales	$ 7,864.7	$ 5,896.5	$ 5,128.2
Aggregates intersegment sales	(549.5)	(344.3)	(271.4)
Total revenues	$ 7,315.2	$ 5,552.2	$ 4,856.8
Gross Profit
Aggregates	$ 1,408.5	$ 1,295.7	$ 1,159.2
Asphalt	57.3	21.2	75.2
Concrete	89.3	54.3	44.2
Calcium	2.6	2.2	2.9
Total	$ 1,557.7	$ 1,373.4	$ 1,281.5
Depreciation, Depletion, Accretion & Amortization (DDA&A)
Aggregates	$ 441.1	$ 360.4	$ 321.1
Asphalt	35.1	36.0	35.0
Concrete	83.1	41.5	16.0
Calcium	0.2	0.2	0.2
Other	28.0	24.9	24.5
Total	$ 587.5	$ 463.0	$ 396.8
Capital Expenditures [3]
Aggregates	$ 540.3	$ 423.1	$ 331.9
Asphalt	23.3	9.3	19.8
Concrete	50.4	18.1	11.7
Calcium	0.1	0.0	0.0
Corporate	30.0	0.0	0.0
Total	$ 644.1	$ 450.5	$ 363.4
Identifiable Assets [4,5]
Aggregates	$ 11,575.2	$ 10,917.8	$ 9,459.2
Asphalt	597.6	602.0	573.1
Concrete	1,436.2	1,680.2	305.5
Calcium	3.8	4.0	3.3
Total identifiable assets	$ 13,612.8	$ 13,204.0	$ 10,341.1
General corporate	460.3	237.1	147.8
Cash and cash equivalents and restricted cash	161.5	241.5	1,198.0
Total assets	$ 14,234.6	$ 13,682.6	$ 11,686.9

[1]	Includes product sales, as well as freight & delivery costs that we pass along to our customers, and service revenues (see Note 2) related to aggregates.
[2]	Includes product sales, as well as service revenues (see Note 2) from our asphalt construction paving business.
[3]	Capital expenditures include changes in accruals for purchases of property, plant & equipment. Capital expenditures exclude property, plant & equipment obtained by business acquisitions.
[4]

Certain temporarily idled assets are included within a segment's Identifiable Assets but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

[5]	The 2022 and 2021 increases in Aggregates and 2021 increase in Concrete Identifiable Assets are largely attributable to business acquisitions (see Note 19).

Part II	123

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in millions	2022	2021	2020
Cash Payments
Interest (exclusive of amount capitalized)	$ 164.3	$ 138.0	$ 129.2
Income taxes	143.5	127.9	95.9
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$ 108.7	$ 71.4	$ 55.9
Note received from sale of business	130.0	0.0	0.0
Debt issued for purchases of property, plant & equipment	0.0	0.0	2.6
Recognition of new and revised lease obligations for
Operating lease right-of-use assets	44.8	106.9	49.6
Finance lease right-of-use assets	3.8	13.3	6.6
Consideration payable to seller in business acquisitions	65.4	0.0	9.0
Fair value of noncash assets and liabilities exchanged	0.0	0.0	21.2

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

For the years ended December 31, ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

in millions	2022	2021	2020
ARO Operating Costs
Accretion	$ 14.1	$ 13.1	$ 12.4
Depreciation	9.4	10.6	8.6
Total	$ 23.5	$ 23.7	$ 21.0

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs for the years ended December 31 are as follows:

in millions	2022	2021
Asset Retirement Obligations
Balance at beginning of year	$ 315.2	$ 283.2
Liabilities incurred	8.2	19.2
Liabilities settled	(8.8)	(11.0)
Accretion expense	14.1	13.1
Revisions, net	(17.4)	10.7
Balance at end of year	$ 311.3	$ 315.2

Part II	124

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

During the third quarter of 2022, we recorded an interim goodwill impairment loss of $50.9 million related to the fourth quarter sale of a reporting unit comprised of concrete operations in New Jersey, New York and Pennsylvania. There were no charges for goodwill impairment in the years ended December 31, 2021 and 2020. Accumulated goodwill impairment losses amount to $303.6 million ($252.7 million in our former Cement segment and $50.9 in our Concrete segment).

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment for the three years ended December 31, 2022 are shown below:

in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2020	$ 3,080.5	$ 91.6	$ 0.0	$ 0.0	$ 3,172.1
Goodwill of acquired businesses [1]	236.1	0.0	288.5	0.0	524.6
Totals at December 31, 2021	$ 3,316.6	$ 91.6	$ 288.5	$ 0.0	$ 3,696.7
Goodwill of acquired businesses [1]	13.7	0.0	30.1	0.0	43.8
Goodwill impairment	0.0	0.0	(50.9)	0.0	(50.9)
Totals at December 31, 2022	$ 3,330.3	$ 91.6	$ 267.7	$ 0.0	$ 3,689.6

[1]	See Note 19 for a summary of recent acquisitions.

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

See Note 19 for the details of the intangible assets acquired in business acquisitions during 2022, 2021 and 2020. Amortization of finite-lived intangible assets is computed based on the estimated life of the intangible assets. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-sales method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no material charges for impairment of intangible assets in 2022, 2021 and 2020.

Part II	125

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 are summarized below:

in millions	2022	2021
Gross Carrying Amount
Contractual rights in place	$ 1,771.5	$ 1,765.0
Permitting, permitting compliance and zoning rights	191.1	156.5
Other [1]	116.5	115.0
Total gross carrying amount	$ 2,079.1	$ 2,036.5
Accumulated Amortization
Contractual rights in place	$ (302.9)	$ (230.9)
Permitting, permitting compliance and zoning rights	(49.0)	(39.1)
Other [1]	(25.1)	(17.5)
Total accumulated amortization	$ (377.0)	$ (287.5)
Total Intangible Assets Subject to Amortization, net	$ 1,702.1	$ 1,749.0
Intangible Assets with Indefinite Lives	0.0	0.0
Total Intangible Assets, net	1,702.1	1,749.0
Amortization Expense for the Year	$ 97.6	$ 68.2

[1]	Includes noncompetition agreements, patents, customer relationships, tradenames and trademarks.

Estimated amortization expense for the five years subsequent to December 31, 2022 is as follows:

in millions
Estimated Amortization Expense for Five Subsequent Years
2023	$ 86.9
2024	85.1
2025	83.3
2026	83.0
2027	82.5

Part II	126

NOTE 19: ACQUISITIONS AND DIVESTITURES

BUSINESS ACQUISITIONS

2022 business acquisitions — During 2022, we purchased the following operations for total consideration of $594.6 million ($529.2 million cash and $65.4 million noncash):

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

December 31
in millions	2022
Fair Value of Purchase Consideration
Cash	$ 529.2
Payable to seller	65.4
Total fair value of purchase consideration	$ 594.6
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 28.0
Inventories	15.4
Other current assets	2.1
Property, plant & equipment	498.6
Intangible assets
Contractual rights in place	72.3
Deferred income taxes, net	(12.5)
Other liabilities assumed	(21.8)
Net identifiable assets acquired	$ 582.1
Goodwill	$ 12.5

As a result of the 2022 acquisitions, we recognized $72.3 million of amortizable intangible assets and $12.5 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of 15 years and will be deductible for income tax purposes over 15 years. The $12.5 million of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired. None of the goodwill recognized will be deductible for income tax purposes.

Part II	127

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

Part II	128

The fair value of consideration transferred for the U.S. Concrete acquisition and the amounts of assets acquired and liabilities assumed are summarized below:

December 31
in millions	2022
Fair Value of Purchase Consideration
Cash [1]	$ 1,634.5
Total fair value of purchase consideration	$ 1,634.5
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 235.6
Inventories	80.6
Other current assets	8.7
Property, plant & equipment	1,086.2
Operating lease right-of-use assets	217.6
Intangible assets
Contractual rights in place	622.6
Other intangibles	60.3
Other noncurrent assets	5.3
Deferred income taxes, net	(226.1)
Debt assumed	(443.7)
Other liabilities assumed	(546.2)
Noncontrolling interest	(22.3)
Net identifiable assets acquired	$ 1,078.6
Goodwill	$ 555.9

[1]

Includes $1,268.5 million paid to acquire all issued and outstanding shares of U.S. Concrete common stock and $384.4 million of U.S. Concrete obligations paid on the acquisition date, less $18.4 million of cash acquired.

Additionally, during 2021 we purchased concrete operations in California for total consideration of $4.9 million.

As a collective result of the 2021 acquisitions, we recognized $685.5 million of amortizable intangible assets and $555.9 million of goodwill, representing an increase in goodwill of $31.3 million from December 31, 2021 (see Note 18 for subsequent impairment of a portion of this goodwill). The amortizable intangible assets will be amortized against earnings over a weighted-average period in excess of 15 years. The $555.9 million of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired and synergies expected to be realized from acquiring an established business with assets that have been assembled over a long period of time — the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $108.5 million will be deductible for income tax purposes.

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

Part II	129

DIVESTITURES AND PENDING DIVESTITURES

In 2022, we sold:

▪Fourth quarter — concrete operations in New Jersey, New York and Pennsylvania resulting in a third quarter impairment charge of $67.8 million and a fourth quarter loss on sale of $17.4 million (the assets were written down to fair value less cost to sell in the third quarter – see Note 1 “Summary of Significant Accounting Policies” under the caption Fair Value Measurements and Note 18 “Goodwill and Intangible Assets” )

▪Third quarter — excess real estate in Southern California resulting in a pretax gain of $23.5 million

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

No material assets met the criteria for held for sale at December 31, 2022, 2021 or 2020.

Part II	130

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

We are in the process of replacing our legacy quote to cash software system for our ready-mixed concrete operations. We expect the full implementation of this system to be completed in the fourth quarter of 2023.

On August 26, 2021, we completed our acquisition of U.S. Concrete, which operated under its own set of systems and internal controls. We completed the process of integrating U.S. Concrete processes to our internal control over financial reporting environment in the fourth quarter of 2022.

No other changes were made during the fourth quarter of 2022 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Securities Exchange Act Rule 13a-15(f).

Under management's supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. Deloitte & Touche LLP's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

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

Part II	131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

To the shareholders and Board of Directors of Vulcan Materials Company:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vulcan Materials Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Birmingham, Alabama
February 24, 2023

Part II	132

ITEM 9B

OTHER INFORMATION

None.

ITEM 9C

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part II	133

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On or about March 27, 2023, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2023 Proxy Statement”). The information under the headings “Proposal 1 - Election of Directors,” “Corporate Governance – Policies,” “Corporate Governance – Director Nomination Process,” “Corporate Governance – Committees of the Board of Directors” and “Delinquent Section 16(a) Reports” (to the extent reported therein) included in our 2023 Proxy Statement is incorporated herein by reference. See also the information about our executive officers and governance policies set forth above in Part I of this report.

ITEM 11

EXECUTIVE COMPENSATION

The information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” included in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information under the headings “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plans” included in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Corporate Governance – Director Independence,” and “Corporate Governance – Transactions with Related Persons” included in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Independent Registered Public Accounting Firm” included in our 2023 Proxy Statement is incorporated herein by reference.

1208

Part III	134

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial statements

The following financial statements are included herein on the pages shown below:

Page in Report
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	74 – 76
Consolidated Statements of Comprehensive Income	77
Consolidated Balance Sheets	78
Consolidated Statements of Cash Flows	79
Consolidated Statements of Equity	80
Notes to Consolidated Financial Statements	81 – 130

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

(a) (3) Exhibits

Exhibit 3(a)	Certificate of Incorporation (Restated 2007) of the Company (formerly known as Virginia Holdco, Inc.), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 16, 2007 [1]
Exhibit 3(b)	Amended and Restated By-Laws of the Company (as amended through December 9, 2022) filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022 [1]
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

Part IV	135

Exhibit 4(f)	Fifth Supplemental Indenture, dated March 30, 2015, between the Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 30, 2015 [1]
Exhibit 4(g)	Sixth Supplemental Indenture, dated March 14, 2017, between the Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017 [1]
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

Exhibit 4(n)	Indenture, dated as of February 23, 2018, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2018 [1]
Exhibit 4(o)	Description of Securities
Exhibit 10(a)

Credit Agreement, dated as of September 10, 2020, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020 [1]

Exhibit 10(b)

Credit Agreement, dated June 30, 2021, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021 [1]

Exhibit 10(c)

First Amendment to Credit Agreement, dated June 30, 2021, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021 [1]

Exhibit 10(d)

First Amendment to Credit Agreement, dated August 16, 2021, by and between Vulcan Materials Company and Truist Bank, as Administrative Agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2021 [1]

Exhibit 10(e)

Second Amendment to Credit Agreement, dated August 16, 2021, by and between Vulcan Materials Company and Truist Bank, as Administrative Agent, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2021 [1]

Exhibit 10(f)

Second Amendment to Credit Agreement, dated March 18, 2022, by and between Vulcan Materials Company and Truist Bank, as Administrative Agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022 [1]

Part IV	136

Exhibit 10(g)

Third Amendment to Credit Agreement, dated March 18, 2022, by and between Vulcan Materials Company and Truist Bank, as Administrative Agent, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022 [1]

Exhibit 10(h)

Fourth Amendment to Credit Agreement, dated as of August 8, 2022, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Lenders and other parties named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2022 [1]

Exhibit 10(i)	Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2008 [1],2
Exhibit 10(j)	Amendment No. 1 to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 7, 2014 [1],2
Exhibit 10(k)	Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 17, 2008 [1],2
Exhibit 10(l)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(m)	Form of Change of Control Employment Agreement dated January 1, 2016, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2016 [1,2]
Exhibit 10(n)

Vulcan Materials Company Change of Control Severance Plan for Senior Officers, effective January 1, 2016, filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K filed on February 25, 2016 [1,2]

Exhibit 10(o)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]
Exhibit 10(p)	Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-211349) filed on May 13, 2016 [1,2]
Exhibit 10(q)

Form of Non-Employee Director Deferred Stock Unit Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10(y) to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2016 [1,2]

Exhibit 10(r)

Form of Stock-Only Stock Appreciation Rights Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10(z) to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2016 [1,2]

Exhibit 10(s)

Form of Restricted Stock Unit Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10(aa) to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2016 [1,2]

Exhibit 10(t)

Form of Performance Share Unit Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10(bb) to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2016 [1,2]

Exhibit 10(u)	Offer Letter, dated as of June 19, 2018, by and between Suzanne H. Wood and Vulcan Materials Company, filed as Exhibit 10.2 to the Company’s Current report on Form 8-K filed on July 10, 2018 [1,2]
Exhibit 10(v)

Form of Performance Share Unit Award Agreement (2019) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2019 [1,2]

Exhibit 10(w)

Form of Performance Share Unit Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Part IV	137

Exhibit 10(x)

Form of Stock-Only Appreciation Rights Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Exhibit 10(y)

Form of Restricted Stock Unit Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Exhibit 10(z)

Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020 [1,2]

Exhibit 10(aa)

Independent Contractor Consulting Agreement, dated August 31, 2022, between the Company and Suzanne H. Wood, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022 [1,2]

Exhibit 21	List of the Company's material subsidiaries as of December 31, 2022
Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Exhibit 24	Powers of Attorney
Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 95	MSHA Citations and Litigation
Exhibit 101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in iXBRL (contained in Exhibit 101).

1 Incorporated by reference.

2 Management contract or compensatory plan.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

Part IV	138

ITEM 16

FORM 10-K SUMMARY

We have chosen not to include an optional summary of the information required by this Form 10-K.

Part IV	139

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2023.

VULCAN MATERIALS COMPANY
J. Thomas Hill Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
J. Thomas Hill	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Randy L. Pigg	Vice President, Controller (Principal Accounting Officer)	February 24, 2023

The following directors:

Melissa H. Anderson

Thomas A. Fanning

O. B. Grayson Hall, Jr.

Cynthia L. Hostetler

Lydia H. Kennard

Richard T. O'Brien

James T. Prokopanko

Kathleen L. Quirk

David P. Steiner

Lee J. Styslinger, III

George Willis

Director Director Director Director Director Director Director Director Director Director Director

Denson N. Franklin III Attorney-in-Fact		February 24, 2023

Part IV	140