Form 10-Q
period 2023-03-31
Vulcan Materials CO
filed 2023-05-05
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

                    Class

Shares outstanding       at April 24, 2023

Common Stock, $1 Par Value

133,059,406

9

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED MARCH 31, 2023 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
	Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	45
	Item 1A.	Risk Factors	45
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
	Item 4.	Mine Safety Disclosures	45
	Item 6.	Exhibits	46
		Signatures	47

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	March 31	December 31	March 31
in millions	2023	2022	2022
Assets
Cash and cash equivalents	$ 139.6	$ 161.4	$ 123.1
Restricted cash	0.4	0.1	9.9
Accounts and notes receivable
Accounts and notes receivable, gross	988.1	1,056.2	928.6
Allowance for credit losses	(13.1)	(10.9)	(10.7)
Accounts and notes receivable, net	975.0	1,045.3	917.9
Inventories
Finished products	437.8	439.3	412.2
Raw materials	70.6	63.4	63.2
Products in process	6.2	6.0	4.4
Operating supplies and other	71.0	70.6	44.7
Inventories	585.6	579.3	524.5
Other current assets	91.9	115.9	87.2
Total current assets	1,792.5	1,902.0	1,662.6
Investments and long-term receivables	31.3	31.8	36.5
Property, plant & equipment
Property, plant & equipment, cost	11,413.5	11,306.4	10,724.1
Allowances for depreciation, depletion & amortization	(5,368.6)	(5,255.1)	(4,998.5)
Property, plant & equipment, net	6,044.9	6,051.3	5,725.6
Operating lease right-of-use assets, net	569.5	572.6	679.7
Goodwill	3,689.6	3,689.6	3,709.2
Other intangible assets, net	1,679.2	1,702.1	1,751.9
Other noncurrent assets	269.9	285.2	295.3
Total assets	$ 14,076.9	$ 14,234.6	$ 13,860.8
Liabilities
Current maturities of long-term debt	0.5	0.5	3.9
Short-term debt	0.0	100.0	100.0
Trade payables and accruals	370.3	454.5	390.1
Other current liabilities	386.1	401.6	398.7
Total current liabilities	756.9	956.6	892.7
Long-term debt	3,876.9	3,875.2	3,874.5
Deferred income taxes, net	1,060.1	1,072.8	1,007.7
Deferred revenue	157.8	159.8	166.8
Noncurrent operating lease liabilities	545.9	548.4	631.7
Other noncurrent liabilities	668.6	669.6	689.1
Total liabilities	$ 7,066.2	$ 7,282.4	$ 7,262.5
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares,
Outstanding 133.1, 132.9 and 132.9 shares, respectively	133.1	132.9	132.9
Capital in excess of par value	2,832.9	2,839.0	2,806.8
Retained earnings	4,174.0	4,111.4	3,787.2
Accumulated other comprehensive loss	(153.1)	(154.7)	(151.6)
Total shareholders' equity	6,986.9	6,928.6	6,575.3
Noncontrolling interest	23.8	23.6	23.0
Total equity	$ 7,010.7	$ 6,952.2	$ 6,598.3
Total liabilities and equity	$ 14,076.9	$ 14,234.6	$ 13,860.8
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended
Unaudited	March 31
in millions, except per share data	2023	2022
Total revenues	$ 1,649.0	$ 1,540.7
Cost of revenues	(1,347.0)	(1,271.9)
Gross profit	302.0	268.8
Selling, administrative and general expenses	(117.3)	(119.0)
Gain on sale of property, plant & equipment
and businesses	1.7	2.6
Loss on impairments	0.0	(0.1)
Other operating income (expense), net	0.8	(5.3)
Operating earnings	187.2	147.0
Other nonoperating income, net	1.4	1.5
Interest expense, net	(49.0)	(35.9)
Earnings from continuing operations
before income taxes	139.6	112.6
Income tax expense	(16.6)	(18.7)
Earnings from continuing operations	123.0	93.9
Loss on discontinued operations, net of tax	(2.1)	(1.8)
Net earnings	120.9	92.1
Earnings attributable to noncontrolling interest	(0.2)	(0.3)
Net earnings attributable to Vulcan	$ 120.7	$ 91.8
Other comprehensive income, net of tax
Amortization of prior cash flow hedge loss	0.4	0.4
Amortization of actuarial loss and prior service
cost for benefit plans	1.3	0.7
Other comprehensive income	1.7	1.1
Comprehensive income	122.6	93.2
Comprehensive earnings attributable to
noncontrolling interest	(0.2)	(0.3)
Comprehensive income attributable to Vulcan	$ 122.4	$ 92.9
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$ 0.92	$ 0.70
Discontinued operations	(0.01)	(0.01)
Net earnings	$ 0.91	$ 0.69
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 0.92	$ 0.70
Discontinued operations	(0.02)	(0.01)
Net earnings	$ 0.90	$ 0.69
Weighted-average common shares outstanding
Basic	133.2	133.0
Assuming dilution	133.7	133.6
Effective tax rate from continuing operations	11.9%	16.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Unaudited	March 31
in millions	2023	2022
Operating Activities
Net earnings	$ 120.9	$ 92.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	148.4	141.0
Loss on impairments	0.0	0.1
Noncash operating lease expense	13.6	16.4
Net gain on sale of property, plant & equipment and businesses	(1.7)	(2.6)
Contributions to pension plans	(1.9)	(2.0)
Share-based compensation expense	8.2	7.5
Deferred tax provision (benefit)	(13.3)	1.1
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(55.2)	(77.8)
Other, net	2.3	(0.2)
Net cash provided by operating activities	$ 221.3	$ 175.6
Investing Activities
Purchases of property, plant & equipment	(193.6)	(160.4)
Proceeds from sale of property, plant & equipment	1.4	6.2
Proceeds from sale of businesses	130.0	0.0
Payment for businesses acquired, net of acquired cash	0.5	(148.2)
Other, net	0.0	(0.1)
Net cash used for investing activities	$ (61.7)	$ (302.5)
Financing Activities
Proceeds from short-term debt	28.0	189.0
Payment of short-term debt	(128.0)	(89.0)
Payment of current maturities and long-term debt	(550.4)	(2.3)
Proceeds from issuance of long-term debt	550.0	0.0
Debt issuance and exchange costs	(3.4)	(0.7)
Payment of finance leases	(5.8)	(8.5)
Dividends paid	(57.2)	(53.2)
Share-based compensation, shares withheld for taxes	(14.3)	(17.1)
Other, net	0.0	0.2
Net cash provided by (used for) financing activities	$ (181.1)	$ 18.4
Net decrease in cash and cash equivalents and restricted cash	(21.5)	(108.5)
Cash and cash equivalents and restricted cash at beginning of year	161.5	241.5
Cash and cash equivalents and restricted cash at end of period	$ 140.0	$ 133.0
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

BASIS OF PRESENTATION

Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards, if any, as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.

Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Construction activity continues to be impacted by cost inflation and capacity constraints (including supply chain bottlenecks, labor shortages and transportation availability).

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after March 31, 2023 will be reflected in management’s estimates for future periods.

NONCONTROLLING INTEREST

In connection with our acquisition of U.S. Concrete in 2021, we obtained an 88% controlling interest in the Orca Sand and Gravel Limited Partnership (Orca). Orca was formed to develop the Orca quarry in British Columbia, Canada. The remaining 12% noncontrolling interest is held by the Namgis First Nation (Namgis). This noncontrolling interest consists of the Namgis’ share of the fair value equity in the partnership. Our condensed consolidated financial statements recognize the full fair value of all of the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended
	March 31
in millions	2023	2022
Discontinued Operations
Pretax loss	$ (2.9)	$ (2.4)
Income tax benefit	0.8	0.6
Loss on discontinued operations,
net of tax	$ (2.1)	$ (1.8)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended
	March 31
in millions	2023	2022
Weighted-average common shares
outstanding	133.2	133.0
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.2	0.3
Other stock compensation awards	0.3	0.3
Weighted-average common shares
outstanding, assuming dilution	133.7	133.6

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended
	March 31
in millions	2023	2022
Antidilutive common stock equivalents	0.1	0.1

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2023 presentation. Such reclassifications had no impact on our prior results of operations, financial position or cash flows.

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

		March 31	December 31	March 31
dollars in millions	Classification on the Balance Sheet	2023	2022	2022
Assets
Operating lease ROU assets		$ 669.6	$ 665.4	$ 768.1
Accumulated amortization		(100.1)	(92.8)	(88.4)
Operating leases, net	Operating lease right-of-use assets, net	569.5	572.6	679.7
Finance lease assets		91.6	93.2	128.6
Accumulated depreciation		(16.6)	(14.9)	(12.8)
Finance leases, net	Property, plant & equipment, net	75.0	78.3	115.8
Total lease assets		$ 644.5	$ 650.9	$ 795.5
Liabilities
Current
Operating	Other current liabilities	$ 48.6	$ 48.1	$ 50.2
Finance	Other current liabilities	21.3	22.3	33.4
Noncurrent
Operating	Noncurrent operating lease liabilities	545.9	548.4	631.7
Finance	Other noncurrent liabilities	30.5	34.8	55.2
Total lease liabilities		$ 646.3	$ 653.6	$ 770.5
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.6	19.7	20.7
Finance leases		2.8	3.0	3.2
Weighted-average discount rate
Operating leases		4.0%	3.9%	3.8%
Finance leases		1.9%	1.8%	1.4%

The decreases from March 31, 2022 in ROU assets and liabilities presented above primarily relate to the 2022 sale of concrete operations in New Jersey, New York and Pennsylvania (see Note 16 for additional information). Our lease agreements do not contain residual value guarantees, restrictive covenants or early termination options that we deem material.

The components of lease expense are as follows:

	Three Months Ended
	March 31
in millions	2023	2022
Lease Cost
Finance lease cost
Depreciation of right-of-use assets	$ 3.4	$ 4.4
Interest on lease liabilities	0.2	0.3
Operating lease cost	19.4	23.0
Short-term lease cost [1]	11.7	10.3
Variable lease cost	5.1	1.8
Sublease income	(0.8)	(0.8)
Total lease cost	$ 39.0	$ 39.0

[1]	Our short-term lease cost includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $18.3 million and $20.9 million for the three months ended March 31, 2023 and 2022, respectively. Cash paid for finance leases (principal and interest) was $6.1 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively.

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

In the first quarter of 2023, we recorded income tax expense from continuing operations of $16.6 million compared to $18.7 million in the first quarter of 2022. The decrease in tax expense was due to a tax benefit from a prior year business disposition, offsetting the higher taxes on the increase in pretax earnings in 2023.

In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA introduces a corporate alternative minimum tax (CAMT) of 15% applicable to corporations with adjusted financial statement income in excess of $1 billion, as well as certain climate-related tax provisions. The CAMT provision is effective for tax years beginning on or after January 1, 2023. We do not anticipate being subject to CAMT in 2023.

We recognize deferred tax assets and liabilities (which reflect our best assessment of the future taxes we will pay) based on the differences between the book basis and tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns while deferred tax liabilities represent items that will result in additional tax in future tax returns. A summary of our deferred tax assets and liabilities is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. As a result, in 2022, Calica generated a net operating loss (NOL) deferred tax asset of $14.5 million. Based on the weight of all available positive and negative evidence, we concluded that it is more likely than not that Calica will be unable to realize the NOL deferred tax asset during the ten-year carryforward period resulting in a valuation allowance of $14.5 million in 2022 (none of which was recorded in the first quarter of 2022). We project that Calica will generate a NOL deferred tax asset of $9.8 million in 2023 against which we recorded a valuation allowance as a component of the EAETR in the first quarter of 2023. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the NOL deferred tax asset.

We project Alabama NOL carryforward deferred tax assets at December 31, 2023 of $74.8 million against which we have a valuation allowance of $54.3 million. Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

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

Note 4: revenueS

Revenues are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales taxes and other taxes we collect are recorded as liabilities until remitted and thus are excluded from revenues. Costs to obtain and fulfill contracts (primarily asphalt construction paving contracts) are immaterial and are expensed as incurred when the expected amortization period is one year or less.

Our segment total revenues by geographic market for the three-month periods ended March 31, 2023 and 2022 are disaggregated as follows (the decrease in East market concrete revenues is primarily attributable to the sale of concrete operations in New Jersey, New York and Pennsylvania in November 2022; see Note 16 for additional information):

	Three Months Ended March 31, 2023
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 343.2	$ 21.8	$ 87.8	$ 0.0	$ 452.8
Gulf Coast	786.8	46.2	136.2	2.3	971.5
West	164.3	101.8	61.1	0.0	327.2
Segment sales	$ 1,294.3	$ 169.8	$ 285.1	$ 2.3	$ 1,751.5
Intersegment sales	(102.5)	0.0	0.0	0.0	(102.5)
Total revenues	$ 1,191.8	$ 169.8	$ 285.1	$ 2.3	$ 1,649.0

	Three Months Ended March 31, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 280.4	$ 21.2	$ 153.7	$ 0.0	$ 455.3
Gulf Coast	662.5	36.5	130.0	1.9	830.9
West	178.3	109.4	76.8	0.0	364.5
Segment sales	$ 1,121.2	$ 167.1	$ 360.5	$ 1.9	$ 1,650.7
Intersegment sales	(110.0)	0.0	0.0	0.0	(110.0)
Total revenues	$ 1,011.2	$ 167.1	$ 360.5	$ 1.9	$ 1,540.7

[1]	The geographic markets are defined by states/countries as follows:

East market - Arkansas, Delaware, Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania,
 Tennessee, Virginia and Washington D.C.

Gulf Coast market - Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, U.S. Virgin
 Islands, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)

West market - Arizona, California, Hawaii, New Mexico and British Columbia (Canada)

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $35.0 million (2.1% of total revenues) and $39.0 million (2.5% of total revenues) for the three months ended March 31, 2023 and 2022, respectively.

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

Freight & delivery revenues are as follows:

	Three Months Ended
	March 31
in millions	2023	2022
Freight & Delivery Revenues
Total revenues	$ 1,649.0	$ 1,540.7
Freight & delivery revenues [1]	(226.0)	(209.1)
Total revenues excluding freight & delivery	$ 1,423.0	$ 1,331.6

[1]	Includes freight & delivery to remote distribution sites.

CONSTRUCTION PAVING SERVICE REVENUES

Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at March 31, 2023 and 2022 were $126.2 million and $167.2 million, respectively. The remaining period to complete the obligations at March 31, 2023 ranged from 1 month to 41 months.

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

Changes in the VPP deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended
	March 31
in millions	2023	2022
Deferred Revenue
Balance at beginning of year	$ 161.8	$ 170.1
Revenue recognized from deferred revenue	(2.0)	(2.0)
Balance at end of period	$ 159.8	$ 168.1

Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending March 31, 2024 (reflected in other current liabilities in our March 31, 2023 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	March 31	December 31	March 31
in millions	2023	2022	2022
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 28.3	$ 28.6	$ 30.8
Total	$ 28.3	$ 28.6	$ 30.8

	Level 2 Fair Value
	March 31	December 31	March 31
in millions	2023	2022	2022
Fair Value Recurring
Interest rate swaps	$ 3.0	$ 0.0	$ 0.0
Rabbi Trust
Money market mutual fund	0.4	1.5	1.1
Total	$ 3.4	$ 1.5	$ 1.1

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

Net gains (losses) of the Rabbi Trusts’ investments were $1.1 million and $(1.1) million for the three months ended March 31, 2023 and 2022, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at March 31, 2023 and 2022 were $1.3 million and $(1.3) million, respectively.

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

In March 2023, we issued $550.0 million of 5.80% fixed-rate debt maturing in March 2026. Concurrently, we entered into fixed-to-floating interest rate swap agreements designated as fair value hedges in the amount of $550.0 million. Under these swap agreements, we receive a fixed interest rate of 5.80% (matches the fixed rate we pay on the $550.0 million of debt) and pay daily compound Secured Overnight Financing Rate (SOFR) plus 0.241%.

The changes in the fair value of these swaps designated as fair value hedges are recorded in interest expense and are perfectly offset by changes in the fair value of the related debt also recorded in interest expense. These swaps are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets as follows:

		Fair Value [1]
		March 31	December 31	March 31
in thousands	Balance Sheet Location	2023	2022	2022
Fair Value Hedges
Interest rate swaps	Other current assets	$ 3.8	$ 0.0	$ 0.0
Interest rate swaps	Other noncurrent liabilities	0.8	0.0	0.0
Interest rate swaps net asset		$ 3.0	$ 0.0	$ 0.0

[1]	See Note 5 for further discussion of fair value determination.

In 2007, 2018 and 2020, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these cash flow hedges is deferred (recorded in accumulated other comprehensive income (AOCI)) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended
	Income Statement	March 31
in millions	Location	2023	2022
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$ (0.5)	$ (0.5)

For the twelve-month period ending March 31, 2024, we estimate that $2.2 million of the $20.6 million net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	March 31	December 31	March 31
in millions	Interest Rates	2023	2022	2022
Short-term Debt
Bank line of credit expires 2027 [1]		$ 0.0	$ 100.0	$ 100.0
Commercial paper expires 2027 [1]		0.0	0.0	0.0
Total short-term debt		$ 0.0	$ 100.0	$ 100.0
Long-term Debt
Bank line of credit expires 2027 [1]		$ 0.0	$ 0.0	$ 0.0
Commercial paper expires 2027 [1]		550.0	550.0	0.0
Delayed draw term loan due 2026		0.0	550.0	1,100.0
4.50% notes due 2025	4.65%	400.0	400.0	400.0
5.80% notes due 2026 [2]	6.02%	550.0	0.0	0.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	0.46%	1.5	1.8	7.1
Total long-term debt - face value		$ 3,941.6	$ 3,941.9	$ 3,947.2
Unamortized discounts and debt issuance costs		(67.2)	(66.2)	(68.8)
Fair value adjustments [3]		3.0	0.0	0.0
Total long-term debt - book value		$ 3,877.4	$ 3,875.7	$ 3,878.4
Less current maturities		0.5	0.5	3.9
Total long-term debt - reported value		$ 3,876.9	$ 3,875.2	$ 3,874.5
Estimated fair value of long-term debt		$ 3,770.2	$ 3,671.9	$ 4,090.3

[1]

Borrowings on the bank line of credit and commercial paper are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.

[2]	The effective interest rate excludes the impact of the interest rate swap described in Note 6.
[3]	See Note 6 for additional information on our fair value hedging strategy.

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $2.5 million and $1.3 million of net interest expense for these items for the three months ended March 31, 2023 and 2022, respectively.

DELAYED DRAW TERM LOAN, LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM

In June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan which was fully drawn in August 2021 upon the acquisition of U.S. Concrete. The delayed draw term loan was paid down to $1,100.0 million in September 2021 with cash on hand, paid down to $550.0 million in August 2022 using the proceeds from the issuance of commercial paper as described below and fully repaid in March 2023 using proceeds from the issuance of 5.80% senior notes as described below.

Our unsecured line of credit was amended in August 2022 to increase the borrowing capacity from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of March 31, 2023, we were in compliance with the covenants.

Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin ranging from 1.000% to 1.625% or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.625%. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of March 31, 2023, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.

As of March 31, 2023, our available borrowing capacity under the line of credit was $1,516.8 million. Utilization of the borrowing capacity was as follows:

▪None was borrowed

▪$83.2 million was used to support standby letters of credit

TERM DEBT

All of our $3,941.6 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of March 31, 2023, we were in compliance with all term debt covenants.

In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. Total proceeds of $546.6 million (net of discounts and transaction costs), together with cash on hand, were used to repay the $550.0 million delayed draw term loan.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2023 are summarized by purpose in the table below:

in millions
Standby Letters of Credit
Risk management insurance	$ 74.5
Reclamation/restoration requirements	8.7
Total	$ 83.2

Note 8: Commitments and Contingencies

Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.

As stated in Note 2, our lease liabilities totaled $646.3 million as of March 31, 2023.

As summarized by purpose in Note 7, our standby letters of credit totaled $83.2 million as of March 31, 2023.

As described in Note 9, our asset retirement obligations totaled $311.9 million as of March 31, 2023.

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

	March 31	December 31	March 31
in millions	2023	2022	2022
Accrued Environmental Remediation Costs
Continuing operations	$ 28.5	$ 28.6	$ 23.1
Retained from former Chemicals business	8.3	8.3	10.7
Total	$ 36.8	$ 36.9	$ 33.8

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

In July 2018, Vulcan, along with more than 100 other defendants, was sued by Occidental in United States District Court for the District of New Jersey, Newark Vicinage. Occidental is seeking cost recovery and contribution under CERCLA for costs related to the River. This lawsuit is currently stayed pending adjudication of the Consent Decree. In another related proceeding, Occidental filed a lawsuit in March 2023 against Vulcan and 39 other defendants in United States District Court for the District of New Jersey, Newark Vicinage seeking cost recovery and contribution under CERCLA for costs related to the upper 9 miles of the River. It is unknown at this time how the settlement and approval of the Consent Decree with the EPA/DOJ would affect the Occidental lawsuits.

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

The state court held a joint bench trial (judge only) in 2017 in three cases brought by pipeline companies claiming damages to their facilities as a result of the sinkhole. This “Phase 1” trial was limited in scope to comparative fault and liability for causing the sinkhole. In December 2017, the trial court issued a ruling allocating fault as follows: Occidental 50%, Texas Brine (and its wholly-owned subsidiary) 35% and Vulcan 15%. In December 2020, the Louisiana Court of Appeal, First Circuit reversed the judgment in part in one of the three jointly tried cases, allocating 55% of the fault to Texas Brine (and its wholly-owned subsidiary); 30% to Occidental; and affirming the 15% fault allocation to Vulcan. In May 2021 and April 2022, the Court of Appeal issued judgments in the other two pipeline cases, adopting the same fault allocation. The Louisiana Supreme Court has declined to review the judgments, resulting in final judgments regarding fault allocations in those matters.

In the second quarter of 2022, we recorded an immaterial loss related to the claims brought by Texas Brine. In August 2022, Vulcan and Texas Brine commenced a joint “Phase 2” bench trial in the same three pipeline cases where fault was allocated. Prior to trial, the trial court granted various motions by Vulcan seeking dismissal of Texas Brine’s contract-based claims and hundreds of millions of dollars in alleged damages. Thus, the Phase 2 trial addressed the claims that remained pending between Texas Brine and Vulcan after that motion practice. During the Phase 2 trial, Texas Brine and Vulcan reached a negotiated joint stipulation as to the amount of Texas Brine’s damages for its surviving tort claims at issue in the trial. After applying Vulcan’s 15% fault allocation, Vulcan’s stipulated financial responsibility for the damages at issue in the trial is within the immaterial loss recorded during the second quarter of 2022. In December 2022, the trial court entered a judgment in the pipeline cases reflecting this stipulation. Texas Brine has moved to assess trial costs against Vulcan.

The December 2022 Phase 2 judgment did not address numerous of Texas Brine’s claims seeking hundreds of millions of dollars in damages that were dismissed prior to trial. Texas Brine has appealed or is in the process of appealing each of those judgments. We cannot at this time reasonably estimate the range of liability, if any, that could result if an appellate court reverses any of the trial court’s decisions.

At this time, we also cannot reasonably estimate a range of liability pertaining to the claims brought by the State of Louisiana.

■ NEW YORK WATER DISTRICT CASES AND NEW JERSEY NATURAL RESOURCE DAMAGES CASE (DISCONTINUED OPERATIONS) — During the operation of our former Chemicals Division, which was divested to Occidental in 2005, Vulcan manufactured a chlorinated solvent known as 1,1,1-trichloroethane (TCA). We are a defendant in 29 cases allegedly involving TCA. We are a defendant in 28 cases brought by New York water providers, and in one case brought by the State of New Jersey, all involving TCA stabilized with 1,4-dioxane. The cases in New York are filed in the United States District Court for the Eastern District of New York. According to the various complaints, the plaintiff-water providers serve customers in a number of New York counties (Nassau, Suffolk, Orange, Putnam, Sullivan, Ulster, Washington and Westchester) and seek unspecified compensatory damages associated with the remediation of water wells allegedly contaminated with 1,4-dioxane. They are also seeking punitive damages. The New Jersey case, filed in state court in Mercer County (Trenton) in March 2023, seeks recovery for the entire State of New Jersey based on alleged damages to surface water, ground water and other natural resources. In the New Jersey case, the plaintiff seeks unspecified compensatory damages to restore the allegedly contaminated natural resources to a condition with zero 1,4-dioxane. The plaintiff also seeks disgorgement of profits from the sale of TCA in New Jersey, as well as penalties and attorneys’ fees under various New Jersey statutes. We will vigorously defend these cases on substantive and procedural grounds. At this time, we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, pertaining to the above-referenced cases.

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

In February 2023, the EPA requested that Vulcan provide a further report under the AOC, the Supplemental PDI Evaluation Report (Supplemental Report) and a Remedial Design Work Plan (RDWP). Vulcan submitted the Supplemental Report in March 2023 and agreed to submit the RDWP by May 31, 2023. Until the Supplemental Report and RDWP are finalized and the EPA has selected or agreed upon the remedy, we cannot reasonably estimate a loss pertaining to Vulcan’s responsibility for any such future remedial action.

In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the treatment system it will build originated from the Hewitt Landfill and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing the second interim remedy. During the fourth quarter of 2021, Vulcan completed a partial settlement with Honeywell related to certain of the costs that Honeywell has incurred for an immaterial amount. In March 2023, Honeywell filed a lawsuit against CalMat Co., a Vulcan subsidiary, and a third party alleging that Honeywell has incurred more than $11 million in costs to resolve its liability to the EPA and that it estimates that it will spend in excess of $100 million to construct and operate its water treatment system. Honeywell seeks an "equitable share of necessary response costs" from the defendants. CalMat has yet to be served with the complaint, and discussions are ongoing with Honeywell regarding the reasonable costs Honeywell has incurred. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. Based on this technical information, we have accrued an immaterial amount for our contribution of costs anticipated to be incurred by Honeywell. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area.

Further, LADWP has announced plans to install new treatment capabilities at two city wellfields located near the Hewitt Landfill — the NHW wellfield and the RT wellfield. LADWP has alleged that the Hewitt Landfill is one of the primary PRPs responsible for the contamination at the NHW wellfield and is one of many PRPs responsible for the contamination at the RT wellfield. We are gathering and analyzing records and data and developing technical information to assess the reasonableness of LADWP’s remediation efforts and the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area, consistent with the parallel request by the EPA. This work is intended to assess Vulcan’s anticipated equitable contribution to LADWP’s remediation efforts. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area of the NHW and RT wellfields. At this time, we cannot reasonably estimate a range of a loss to Vulcan pertaining to LADWP’s potential contribution claim.

■ NAFTA ARBITRATION — In September 2018, our subsidiary Legacy Vulcan, LLC (Legacy Vulcan), on its own behalf, and on behalf of our Mexican subsidiary Calizas Industriales del Carmen, S.A. de C.V. (Calica), served the United Mexican States (Mexico) a Notice of Intent to Submit a Claim to Arbitration under Chapter 11 of the North American Free Trade Agreement (NAFTA). This NAFTA claim relates to the treatment of a portion of our quarrying operations in Quintana Roo, Mexico arising from, among other measures, Mexico’s failure to comply with a legally binding zoning agreement and relates to other unfair, arbitrary and capricious actions by Mexico’s environmental enforcement agency. We assert that these actions are in breach of Mexico’s international obligations under NAFTA and international law.

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

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended
	March 31
in millions	2023	2022
ARO Operating Costs
Accretion	$ 3.4	$ 3.5
Depreciation	2.2	2.4
Total	$ 5.6	$ 5.9

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended
	March 31
in millions	2023	2022
Asset Retirement Obligations
Balance at beginning of year	$ 311.3	$ 315.2
Liabilities incurred	0.0	2.3
Liabilities settled	(2.9)	(1.3)
Accretion expense	3.4	3.5
Revisions, net	0.1	0.0
Balance at end of period	$ 311.9	$ 319.7

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended
	March 31
in millions	2023	2022
Components of Net Periodic Benefit Cost
Service cost	$ 0.6	$ 1.0
Interest cost	8.5	5.3
Expected return on plan assets	(6.9)	(7.5)
Amortization of prior service cost	0.4	0.4
Amortization of actuarial loss	1.4	1.1
Net periodic pension benefit cost	$ 4.0	$ 0.3
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1.8	$ 1.5

The contributions to pension plans for the three months ended March 31, 2023 and 2022, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended
	March 31
in millions	2023	2022
Components of Net Periodic Benefit Cost
Service cost	$ 0.5	$ 0.6
Interest cost	0.5	0.2
Amortization of prior service cost (credit)	0.4	(0.1)
Amortization of actuarial gain	(0.4)	(0.3)
Net periodic postretirement benefit cost	$ 1.0	$ 0.4
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ 0.0	$ (0.4)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor five defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $18.9 million and $15.8 million for the three months ended March 31, 2023 and 2022, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

	March 31	December 31	March 31
in millions	2023	2022	2022
AOCI
Cash flow hedges	$ (20.6)	$ (21.0)	$ (22.1)
Pension and postretirement plans	(132.5)	(133.7)	(129.5)
Total	$ (153.1)	$ (154.7)	$ (151.6)

Changes in AOCI, net of tax, for the three months ended March 31, 2023 are as follows:

		Pension and
	Cash Flow	Postretirement
in millions	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2022	$ (21.0)	$ (133.7)	$ (154.7)
Amounts reclassified from AOCI	0.4	1.2	1.6
Net current period OCI changes	0.4	1.2	1.6
Balances as of March 31, 2023	$ (20.6)	$ (132.5)	$ (153.1)

Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended
	March 31
in millions	2023	2022
Amortization of Cash Flow Hedge Losses
Interest expense	$ 0.5	$ 0.5
Benefit from income taxes	(0.1)	(0.1)
Total	$ 0.4	$ 0.4
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1.7	$ 1.0
Benefit from income taxes	(0.4)	(0.3)
Total	$ 1.3	$ 0.7
Total reclassifications from AOCI to earnings	$ 1.7	$ 1.1

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

There were no shares held in treasury as of March 31, 2023, December 31, 2022 and March 31, 2022.

There were no common stock purchases for the periods ended March 31, 2023, December 31, 2022 and March 31, 2022.

As of March 31, 2023, 8,064,851 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended
	March 31
in millions, except per share data	2023	2022
Total Shareholders' Equity
Balance at beginning of year	$ 6,928.6	$ 6,545.0
Net earnings attributable to Vulcan	120.7	91.8
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(15.1)	(16.9)
Share-based compensation expense	8.2	7.5
Cash dividends on common stock
($0.43/$0.40 per share, respectively)	(57.2)	(53.2)
Other comprehensive income	1.7	1.1
Balance at end of period	$ 6,986.9	$ 6,575.3
Noncontrolling Interest
Balance at beginning of year	$ 23.6	$ 22.7
Earnings attributable to noncontrolling interest	0.2	0.3
Balance at end of period	$ 23.8	$ 23.0
Total Equity
Balance at end of period	$ 7,010.7	$ 6,598.3

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

segment financial disclosure

	Three Months Ended
	March 31
in millions	2023	2022
Total Revenues
Aggregates [1]	$ 1,294.3	$ 1,121.2
Asphalt [2]	169.8	167.1
Concrete	285.1	360.5
Calcium	2.3	1.9
Segment sales	$ 1,751.5	$ 1,650.7
Aggregates intersegment sales	(102.5)	(110.0)
Total revenues	$ 1,649.0	$ 1,540.7
Gross Profit
Aggregates	$ 302.8	$ 242.8
Asphalt	0.8	(2.9)
Concrete	(2.4)	28.2
Calcium	0.8	0.7
Total	$ 302.0	$ 268.8
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 112.3	$ 103.6
Asphalt	9.0	8.6
Concrete	20.4	21.1
Calcium	0.0	0.0
Other	6.7	7.7
Total	$ 148.4	$ 141.0
Identifiable Assets [3,4]
Aggregates	$ 11,503.4	$ 11,271.1
Asphalt	608.4	588.7
Concrete	1,513.3	1,622.0
Calcium	3.6	3.8
Total identifiable assets	$ 13,628.7	$ 13,485.6
General corporate assets	308.2	242.2
Cash and cash equivalents and restricted cash	140.0	133.0
Total assets	$ 14,076.9	$ 13,860.8

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

[4]

The increase in Aggregates is primarily due to 2022 acquisitions, and the decrease in Concrete is primarily due to the divestiture of concrete operations in New Jersey, New York and Pennsylvania in November 2022 (see Note 16).

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended
	March 31
in thousands	2023	2022
Cash Payments
Interest (exclusive of amount capitalized)	$ 23.9	$ 15.0
Income taxes	(0.7)	(6.3)
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$ 28.0	$ 41.0
Recognition of new and revised lease obligations for
Operating lease right-of-use assets	11.5	3.3
Finance lease right-of-use assets	0.6	1.2
Consideration payable to seller in business acquisitions	0.0	45.3

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

During the third quarter of 2022, we recorded an interim goodwill impairment loss of $50.9 million related to the fourth quarter sale of a reporting unit comprised of concrete operations in New Jersey, New York and Pennsylvania (see Note 16). There were no charges for goodwill impairment in the three-month periods ended March 31, 2023 and 2022. Accumulated goodwill impairment losses amount to $303.6 million ($252.7 million in our former Cement segment and $50.9 in our Concrete segment).

We have four reportable segments organized around our principal product lines: Aggregates, Asphalt, Concrete and Calcium. Changes in the carrying amount of goodwill by reportable segment from December 31, 2022 to March 31, 2023 are shown below:

in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2022	$ 3,330.3	$ 91.6	$ 267.7	$ 0.0	$ 3,689.6
Totals at March 31, 2023	$ 3,330.3	$ 91.6	$ 267.7	$ 0.0	$ 3,689.6

[1]	See Note 16 for acquisitions.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2023 BUSINESS ACQUISITIONS — Through the three months ended March 31, 2023, we completed no business acquisitions.

2022 BUSINESS ACQUISITIONS — During the first quarter of 2022, we acquired operations in Texas for total consideration of $193.5 million ($148.2 million cash and $45.3 million noncash). For the full year 2022, we purchased the following operations for total consideration of $594.6 million ($529.2 million cash and $65.4 million noncash):

▪California — eight aggregates, four asphalt mix and seven ready-mixed concrete operations

▪Texas — five aggregates operations

▪Virginia — four ready-mixed concrete operations and two idle ready-mixed concrete sites

▪Honduras — an aggregates operation serving limited markets along the Gulf Coast

The fair value of consideration transferred for these 2022 acquisitions and the preliminary amounts (pending final working capital adjustments) of assets acquired and liabilities assumed as of March 31, 2023 are summarized below:

in millions
Fair Value of Purchase Consideration
Cash	$ 528.6
Payable to seller	65.4
Total fair value of purchase consideration	$ 594.0
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 28.0
Inventories	15.3
Other current assets	2.1
Property, plant & equipment	501.1
Intangible assets
Contractual rights in place	68.8
Deferred income taxes, net	(12.5)
Other liabilities assumed	(21.3)
Net identifiable assets acquired	$ 581.5
Goodwill	$ 12.5

As a result of the 2022 acquisitions, we recognized $68.8 million of amortizable intangible assets and $12.5 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of 15 years and will be deductible for income tax purposes over 15 years. The $12.5 million of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired. None of goodwill recognized will be deductible for income tax purposes.

DIVESTITURES AND PENDING DIVESTITURES

We had no significant divestitures through the three months ended March 31, 2023.

In 2022, we sold:

▪Fourth quarter – concrete operations in New Jersey, New York and Pennsylvania resulting in a third quarter impairment charge of $67.8 million and a fourth quarter loss on sale of $17.4 million (the assets were written down to fair value less cost to sell in the third quarter)

▪Third quarter – excess real estate in Southern California resulting in a pretax gain of $23.5 million

No material assets met the criteria for held for sale at March 31, 2023, December 31, 2022 or March 31, 2022.

Note 17: New Accounting Standards

ACCOUNTING STANDARDS RECENTLY ADOPTED

None

ACCOUNTING STANDARDS PENDING ADOPTION

NONE

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

Overview

We provide the basic materials for the infrastructure needed to maintain and expand the U.S. economy. We operate primarily in the U.S. and are the nation's largest supplier of construction aggregates (primarily crushed stone, sand and gravel), a major producer of asphalt mix and ready-mixed concrete, and a supplier of asphalt construction paving services. Our strategy and competitive advantage are based on our strength in aggregates which are used in most types of construction and in the production of asphalt mix and ready-mixed concrete.

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

Aggregates have a very high weight-to-value ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation — shipping by barge and rail — and from our quarries in Quintana Roo, Mexico (see Note 8, NAFTA Arbitration) and Puerto Cortés, Honduras (acquired in 2022) with our fleet of Panamax-class, self-unloading ships. Additionally, as a result of our 2021 acquisition of U.S. Concrete, we serve markets in California and Hawaii from our quarry in British Columbia, Canada by means of a long-term marine shipping agreement with CSL Americas.

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

While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate attractive financial returns and enhance financial returns in our core Aggregates segment. We produce and sell asphalt mix and/or ready-mixed concrete primarily in our Alabama, Arizona, California, Maryland, New Mexico, Oklahoma, Tennessee, Texas, Virginia, the U.S. Virgin Islands and Washington D.C. markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our operations.

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

EXECUTIVE SUMMARY

Financial highlights for FIRST Quarter 2023

Compared to first quarter of 2022:

▪Total revenues increased $108.3 million, or 7%, to $1,649.0 million

▪Gross profit increased $33.2 million, or 12%, to $302.0 million

▪Aggregates segment sales increased $173.1 million, or 15%, to $1,294.3 million

▪Aggregates segment freight-adjusted revenues increased $143.2 million, or 17%, to $965.9 million

▪Shipments decreased 2%, or 1.3 million tons, to 51.7 million tons

▪Freight-adjusted sales price increased 20.3%, or $3.15 per ton to $18.67

▪Aggregates segment gross profit increased $60.0 million, or 25%, to $302.8 million

▪Unit profitability (as measured by gross profit per ton) increased 28% to $5.85 per ton

▪Asphalt, Concrete and Calcium segment gross profit decreased $26.8 million, or 103%, to a loss of $0.8 million, collectively

▪Selling, administrative and general (SAG) expenses decreased $1.7 million (60 basis points as a percentage of total revenues)

▪Operating earnings increased $40.2 million, or 27%, to $187.2 million

▪Earnings attributable to Vulcan from continuing operations were $0.92 per diluted share compared to $0.70 per diluted share

▪Adjusted earnings attributable to Vulcan from continuing operations were $0.95 per diluted share, compared to $0.73 per diluted share

▪Net earnings attributable to Vulcan were $120.7 million, an increase of $28.9 million, or 31%

▪Adjusted EBITDA was $337.6 million, an increase of $43.7 million, or 15%

▪Returned capital to shareholders via dividends ($57.2 million @ $0.43 per share versus $53.2 million @ $0.40 per share)

The powerful combination of our aggregates-led business and our commitment to execute on our strategic disciplines resulted in strong earnings growth in the first quarter. Aggregates segment earnings increased sharply with gross profit per ton improving 28% and cash gross profit per ton improving 23% despite lower shipments and persistent inflationary cost pressures. As we look ahead, we are increasing our full-year earnings outlook to reflect the pricing momentum and solid execution realized in our first quarter results. We now expect full-year Adjusted EBITDA of $1,850 million to $1,950 million.

Capital expenditures in the first quarter were $112.8 million, including $33.5 million for growth projects. For the full year, we expect to spend $600 million to $650 million on capital expenditures, including growth projects. We will continue to review our plans and will adjust as needed.

As of March 31, 2023, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 2.3 times (2.2 times on a net debt basis). We remain committed to our stated long-term target leverage range of 2.0 to 2.5 times total debt to trailing-twelve months Adjusted EBITDA.

Interest expense, net of interest income, was $49.0 million in the first quarter compared with $35.9 million in the prior year.

On a trailing-twelve months basis, return on invested capital was 13.7%, a 20 basis points improvement from December 31, 2022. We are focused on driving improvement through solid operating earnings growth coupled with disciplined capital management.

OUTLOOK

We are increasing our full-year earnings expectations to incorporate the success of our pricing efforts during the first quarter. Leading indicators of demand remain mixed, and full-year shipments for 2023 will ultimately depend upon the depth of the decline in residential construction activity and the timing of highway starts converting to shipments. Despite a challenging macro-environment, our uniquely positioned aggregates business and our best-in-class execution position us to successfully navigate shifts in demand.

Management expectations for 2023 include the following updates:

▪Aggregates segment freight-adjusted price growth of approximately 15% ($16.40 in 2022)

▪Net earnings attributable to Vulcan of between $815 million and $895 million

▪Adjusted EBITDA of between $1,850 million and $1,950 million

▪All other aspects of our expectations for 2023 remain unchanged from those reported as part of our fourth quarter earnings release in February

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

	Three Months Ended
	March 31
in millions, except per share, unit and per unit data	2023	2022
Total revenues	$ 1,649.0	$ 1,540.7
Cost of revenues	(1,347.0)	(1,271.9)
Gross profit	302.0	268.8
Gross profit margin	18.3%	17.4%
Selling, administrative and general (SAG)	(117.3)	(119.0)
SAG as a percentage of total revenues	7.1%	7.7%
Operating earnings	187.2	147.0
Interest expense, net	(49.0)	(35.9)
Earnings from continuing operations
before income taxes	139.6	112.6
Income tax expense	(16.6)	(18.7)
Effective tax rate from continuing operations	11.9%	16.6%
Earnings from continuing operations	123.0	93.9
Loss on discontinued operations,
net of income taxes	(2.1)	(1.8)
Earnings attributable to noncontrolling interest	(0.2)	(0.3)
Net earnings attributable to Vulcan	$ 120.7	$ 91.8
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 0.92	$ 0.70
Discontinued operations	(0.02)	(0.01)
Diluted net earnings per share attributable to Vulcan	$ 0.90	$ 0.69
EBITDA [1]	$ 336.7	$ 289.3
Adjusted EBITDA [1]	$ 337.6	$ 293.9
Average Sales Price and Unit Shipments
Aggregates
Tons (thousands)	51,738	53,020
Freight-adjusted sales price	$ 18.67	$ 15.52
Asphalt Mix
Tons (thousands)	2,077	2,322
Average sales price	$ 73.44	$ 64.06
Ready-mixed concrete
Cubic yards (thousands)	1,762	2,500
Average sales price	$ 161.25	$ 143.81
Calcium
Tons (thousands)	59	54
Average sales price	$ 38.11	$ 34.67

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

FIRST quarter 2023 Compared to FIRST Quarter 2022

First quarter 2023 total revenues were $1,649.0 million, up 7% from the first quarter of 2022. Shipments decreased in aggregates (-2%), asphalt mix (-11%) and ready-mixed concrete (-30%). Conversely, gross profit increased in the Aggregates (+$60.0 million or 25%) and Asphalt (+$3.7 million or 130%) segments while it declined in the Concrete (-$30.6 million or 108%) segment.

Net earnings attributable to Vulcan for the first quarter of 2023 were $120.7 million, or $0.90 per diluted share, compared to $91.8 million, or $0.69 per diluted share in the first quarter of 2022. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the first quarter of 2023 include:

▪pretax charges of $0.6 million associated with non-routine business development

▪pretax charges of $0.3 million for managerial restructuring (related to acquisitions)

▪$3.6 million of tax charges related to a Calica NOL carryforward valuation allowance

Net earnings attributable to Vulcan for the first quarter of 2022 include:

▪pretax charges of $0.3 million associated with divested operations

▪pretax charges of $2.5 million associated with non-routine business development

▪pretax charges of $1.8 million for managerial restructuring (related to U.S. Concrete)

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $0.95 per diluted share for the first quarter of 2023 compared to $0.73 per diluted share in the first quarter of 2022.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the first quarter of 2023 versus the first quarter of 2022 are summarized below:

earnings from continuing operations before income taxes

in millions
First quarter 2022	$ 112.6
Higher aggregates gross profit	60.0
Higher asphalt gross profit	3.7
Lower concrete gross profit	(30.6)
Higher calcium gross profit	0.1
Lower selling, administrative and general expenses	1.7
Lower gain on sale of property, plant & equipment and businesses	(0.9)
Higher interest expense, net	(13.1)
All other	6.1
First quarter 2023	$ 139.6

First quarter Aggregates segment sales increased 15%, while gross profit increased $60.0 million, or 25%, to $302.8 million ($5.85 per ton). Cash gross profit per ton was $8.02 in the quarter compared to $6.53 in the prior year quarter. Gross profit margin expanded 170 basis points due to strong pricing growth and solid operational execution. This earnings improvement was widespread across our footprint.

Total aggregates shipments were 51.7 million tons versus 53.0 million in last year’s first quarter, a decrease of 2%. Shipments across the Southeast and East coast benefited from more favorable weather, while shipments in California and Texas were impacted by significant rainfall throughout most of the quarter. First quarter volume also benefited from some shipments delayed by unfavorable weather in the fourth quarter of 2022.

The pricing environment remains positive. Pricing actions effective at the start of the year resulted in another quarter of accelerating price growth. Freight-adjusted pricing was $18.67 per ton, an increase of 20.3% ($3.15 per ton) over the prior year, with all markets realizing year-over-year improvement. Adjusting for mix impacts, average selling prices increased 18.5% in the first quarter.

Consistent with expectations, freight-adjusted unit cost of sales increased 17%, or $1.88 per ton, and cash cost of sales increased 18%, or $1.66 per ton, as compared to the prior year’s first quarter. Solid operational execution helped mitigate continued year-over-year inflationary pressures, particularly for parts and services. The average price of diesel was 3% higher ($1.7 million) than the prior year. We remain focused on compounding improvements in unit margins throughout the cycle through fixed cost leverage, price growth and operating efficiencies.

Overall, non-aggregates segments gross profit was a loss of $0.8 million, $26.8 million lower than the prior year’s first quarter.

Asphalt segment gross profit of $0.8 million was up $3.7 million from the prior year’s first quarter. Cash gross profit was $9.8 million compared to $5.7 million in the prior year. Asphalt pricing increased 14.6%, or $9.38 per ton, and drove the year-over-year improvement in earnings. The average unit cost of liquid asphalt was 7% higher ($3.6 million) than the prior year. Asphalt volumes decreased 11% driven by lower shipments in California and Arizona, our largest asphalt markets, due to significant rainfall in the quarter.

Concrete segment gross profit was a loss of $2.4 million for the first quarter, down $30.6 million from the prior year. Cash gross profit was $18.0 million compared to $49.3 million in the prior year. Current year results were impacted by the divestiture of our concrete operations in New York, New Jersey and Pennsylvania. Additionally, unfavorable weather in California and Texas and a slowdown in residential construction activity affected segment earnings. Average selling prices increased 12.1%, partially offsetting higher raw materials, diesel and labor costs.

Calcium segment gross profit was $0.8 million compared to $0.7 million in the prior year quarter.

SAG expenses were $117.3 million in the quarter, or 7.1% of total revenues, a 60 basis points improvement from the prior year. Trailing-twelve months SAG expense was 6.9% of total revenues, a 50 basis points improvement from the prior year. We remain focused on further leveraging our overhead cost structure.

Other operating income (expense), which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $0.8 million of income for the first quarter of 2023 compared to $5.3 million of expense in the first quarter of 2022.

Other nonoperating income, net was $1.4 million for the first quarter of 2023, a slight decrease from $1.5 million in the first quarter of 2022.

Net interest expense was $49.0 million in the first quarter of 2023 compared to $35.9 million in the first quarter of 2022.

Income tax expense from continuing operations was $16.6 million in the first quarter of 2023 compared to $18.7 million in the first quarter of 2022. The decrease in tax expense was due to a tax benefit from a prior year business disposition, offsetting the higher taxes on the increase in pretax earnings in 2023.

Earnings attributable to Vulcan from continuing operations were $0.92 per diluted share in the first quarter of 2023 compared to $0.70 per diluted share in the first quarter of 2022.

Discontinued Operations — First quarter pretax loss from discontinued operations was $2.9 million in 2023 compared with a pretax loss of $2.4 million in 2022. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

KNOWN TRENDS OR UNCERTAINTIES

Inflationary pressures and labor constraints are trends continuing to impact our operations in 2023. Although inflationary pressures can create short- to medium-term headwinds, the combination of inflation and improving visibility of demand has created and may continue to create a favorable environment for price increases. Additionally, labor constraints (especially truck drivers) have caused delays and inefficiencies in our operations as well as those of our customers. If labor constraints continue and demand remains strong, our operations may proceed at a slower pace, which may effectively extend the recovery while allowing us the opportunity to compound price, control costs and grow earnings.

Further, the Mexican government has taken actions adverse to our property and operations in that country. On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to Calica and began a proceeding that could result in the revocation of that permit. We strongly believe that the actions taken by Mexico are arbitrary and illegal, and we intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law. For additional information regarding our Calica operations, see Note 8, NAFTA Arbitration.

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

	Three Months Ended
	March 31
in millions, except per ton data	2023	2022
Aggregates segment
Segment sales	$ 1,294.3	$ 1,121.2
Less
Freight & delivery revenues [1]	309.7	272.4
Other revenues	18.7	26.1
Freight-adjusted revenues	$ 965.9	$ 822.7
Unit shipments - tons	51.7	53.0
Freight-adjusted sales price	$ 18.67	$ 15.52

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

Three Months Ended
March 31
in millions, except per ton data	2023	2022
Aggregates segment
Gross profit	$ 302.8	$ 242.8
Depreciation, depletion, accretion and amortization	112.3	103.6
Aggregates segment cash gross profit	$ 415.1	$ 346.4
Unit shipments - tons	51.7	53.0
Aggregates segment gross profit per ton	$ 5.85	$ 4.58
Aggregates segment cash gross profit per ton	$ 8.02	$ 6.53
Aggregates segment freight-adjusted sales price	$ 18.67	$ 15.52
Aggregates segment freight-adjusted cash cost of sales per ton	$ 10.65	$ 8.99
Asphalt segment
Gross profit	$ 0.8	$ (2.9)
Depreciation, depletion, accretion and amortization	9.0	8.6
Asphalt segment cash gross profit	$ 9.8	$ 5.7
Unit shipments - tons	2.1	2.3
Asphalt segment gross profit per ton	$ 0.41	$ (1.23)
Asphalt segment cash gross profit per ton	$ 4.70	$ 2.48
Asphalt segment average sales price	$ 73.44	$ 64.06
Asphalt segment cash cost of sales per ton	$ 68.74	$ 61.58
Concrete segment
Gross profit	$ (2.4)	$ 28.2
Depreciation, depletion, accretion and amortization	20.4	21.1
Concrete segment cash gross profit	$ 18.0	$ 49.3
Unit shipments - cubic yards	1.8	2.5
Concrete segment gross profit per cubic yard	$ (1.36)	$ 11.29
Concrete segment cash gross profit per cubic yard	$ 10.24	$ 19.72
Concrete segment average sales price	$ 161.25	$ 143.81
Concrete segment cash cost of sales per cubic yard	$ 151.01	$ 124.09
Calcium segment
Gross profit	$ 0.8	$ 0.7
Depreciation, depletion, accretion and amortization	0.0	0.0
Calcium segment cash gross profit	$ 0.8	$ 0.7

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

	Three Months Ended		Trailing-Twelve Months
	March 31		March 31
in millions	2023	2022	2023	2022
Net earnings attributable to Vulcan	$ 120.7	$ 91.8	$ 604.4	$ 602.0
Income tax expense	16.6	18.7	190.9	158.2
Interest expense, net of interest income	49.0	35.9	181.4	150.5
Loss on discontinued operations, net of tax	2.1	1.8	19.0	4.0
Depreciation, depletion, accretion and amortization	148.4	141.0	594.9	503.6
EBITDA	$ 336.7	$ 289.3	$ 1,590.6	$ 1,418.5
Gain on sale of real estate and businesses, net	$ 0.0	$ 0.0	$ (6.1)	$ 0.0
Charges associated with divested operations	0.0	0.3	2.8	1.5
Business development [1]	0.6	2.5	8.6	36.5
COVID-19 direct incremental costs	0.0	0.0	0.0	10.9
Loss on impairments	0.0	0.0	67.8	4.6
Pension settlement charge	0.0	0.0	0.0	12.1
Restructuring charges	0.3	1.8	5.7	16.8
Adjusted EBITDA	$ 337.6	$ 293.9	$ 1,669.4	$ 1,501.0

[1]	Represents non-routine charges or gains associated with acquisitions and dispositions including the cost impact of purchase accounting inventory valuations.

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

	Three Months Ended
	March 31
	2023	2022
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$ 0.90	$ 0.69
Less: Discontinued operations	(0.02)	(0.01)
Diluted EPS attributable to Vulcan from continuing
operations	$ 0.92	$ 0.70
Items included in Adjusted EBITDA above, net of tax	$ 0.01	$ 0.03
NOL carryforward valuation allowance	0.02	0.00
Adjusted diluted EPS attributable to Vulcan from
continuing operations	$ 0.95	$ 0.73

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	March 31
in millions	2023	2022
Debt
Current maturities of long-term debt	$ 0.5	$ 3.9
Short-term debt	0.0	100.0
Long-term debt	3,876.9	3,874.5
Total debt	$ 3,877.4	$ 3,978.4
Less: Cash and cash equivalents and restricted cash	140.0	133.0
Net debt	$ 3,737.4	$ 3,845.4
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,669.4	$ 1,501.0
Total debt to TTM Adjusted EBITDA	2.3x	2.7x
Net debt to TTM Adjusted EBITDA	2.2x	2.6x

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

	Trailing-Twelve Months
	March 31	December 31	March 31
dollars in millions	2023	2022	2022
Adjusted EBITDA	$ 1,669.4	$ 1,625.6	$ 1,501.0
Average invested capital
Property, plant & equipment, net	$ 5,910.0	$ 5,810.4	$ 5,109.6
Goodwill	3,707.1	3,708.5	3,485.0
Other intangible assets	1,723.5	1,737.5	1,507.7
Fixed and intangible assets	$ 11,340.6	$ 11,256.4	$ 10,102.3
Current assets	$ 1,918.0	$ 1,898.8	$ 1,854.2
Less: Cash and cash equivalents	141.0	161.3	474.0
Less: Current tax	45.6	47.2	32.3
Adjusted current assets	1,731.4	1,690.3	1,347.9
Current liabilities	999.6	1,002.1	740.8
Less: Current maturities of long-term debt	1.2	2.1	10.5
Less: Short-term debt	137.6	137.6	20.0
Adjusted current liabilities	860.8	862.4	710.3
Adjusted net working capital	$ 870.6	$ 827.9	$ 637.6
Average invested capital	$ 12,211.2	$ 12,084.3	$ 10,739.9
Return on invested capital	13.7%	13.5%	14.0%

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

2023 Projected
in millions	Mid-point
Net earnings attributable to Vulcan	$ 855
Income tax expense	240
Interest expense, net of interest income	195
Depreciation, depletion, accretion and amortization	610
Projected EBITDA	$ 1,900

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

LIQUIDITY AND FINANCIAL RESOURCES

Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2023 including:

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our March 31, 2023 cash and cash equivalents and restricted cash balances of $140.0 million is $0.4 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Three Months Ended
	March 31
in millions	2023	2022
Net earnings	$ 120.9	$ 92.1
Depreciation, depletion, accretion and amortization (DDA&A)	148.4	141.0
Loss on impairments	0.0	0.1
Noncash operating lease expense	13.6	16.4
Net gain on sale of property, plant & equipment and businesses	(1.7)	(2.6)
Contributions to pension plans	(1.9)	(2.0)
Deferred tax provision (benefit)	(13.3)	1.1
Other operating cash flows, net [1]	(44.7)	(70.5)
Net cash provided by operating activities	$ 221.3	$ 175.6

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $221.3 million during the three months ended March 31, 2023, a $45.7 million increase compared to the same period of 2022. The increase was primarily attributable to a $28.8 million increase in net earnings and changes in working capital balances.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 44.1 days at March 31, 2023 compared to 44.8 days at March 31, 2022. Additionally, our over 90 day receivables balance of $49.2 million at March 31, 2023 was up from the $43.4 million at March 31, 2022. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

cash from investing activities

Net cash used for investing activities was $61.7 million during the first three months of 2023, a $240.8 million decrease compared to cash used of $302.5 million in the same period of 2022. This decrease was primarily attributable to a $148.7 million decrease in payments for businesses acquired in the current period compared to the prior period. During the first three months of 2022, we acquired businesses for $148.2 million (see Note 16 to the condensed consolidated financial statements). Additionally, during the first three months of 2023, we received $130.0 million in proceeds from the collection of a note receivable related to the sale of concrete operations in New Jersey, New York and Pennsylvania in November 2022. Furthermore, during the first three months of 2023, we invested $193.6 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $160.4 million in the prior year period. Of this $193.6 million, $33.5 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities.

cash from financing activities

Net cash used for financing activities in the first three months of 2023 was $181.1 million, compared to cash provided of $18.4 million in the same period of 2022. The current year includes a $100.0 million net payment on our line of credit, whereas the prior year includes a $100.0 million net draw on our line of credit. Additionally, capital returned to our shareholders increased by $4.0 million as a result of higher dividends ($0.43 per share compared to $0.40 per share).

debt

Certain debt measures are presented below:

	March 31	December 31	March 31
dollars in millions	2023	2022	2022
Debt
Current maturities of long-term debt	$ 0.5	$ 0.5	$ 3.9
Short-term debt	0.0	100.0	100.0
Long-term debt	3,876.9	3,875.2	3,874.5
Total debt	$ 3,877.4	$ 3,975.7	$ 3,978.4
Capital
Total debt	$ 3,877.4	$ 3,975.7	$ 3,978.4
Total equity	7,010.7	6,952.2	6,598.3
Total capital	$ 10,888.1	$ 10,927.9	$ 10,576.7
Total Debt as a Percentage of Total Capital	35.6%	36.4%	37.6%
Weighted-average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	5.23%	4.79%	N/A
Term debt	4.73%	4.75%	3.72%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	72.1%	70.3%	70.4%
Floating-rate debt	27.9%	29.7%	29.6%

[1]	Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

At March 31, 2023, total debt to trailing-twelve months Adjusted EBITDA was 2.3 times (2.2 times on a net debt basis reflecting $140.0 million of cash on hand). Our weighted-average debt maturity was 10.7 years.

delayed draw term loan, line of credit AND COMMERICAL PAPER PROGRAM

In June 2021, we entered into a $1,600.0 million unsecured delayed draw term loan which was fully drawn in August 2021 upon the acquisition of U.S. Concrete. The delayed draw term loan was paid down to $1,100.0 million in September 2021 with cash on hand, paid down to $550.0 million in August 2022 using the proceeds from the issuance of commercial paper as described below and fully repaid in March 2023 using proceeds from the issuance of 5.80% senior notes as described below.

Our unsecured line of credit was amended in August 2022 to increase the borrowing capacity from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2023, we were in compliance with the covenants, the margin for the Secured Overnight Financing Rate (SOFR) borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.

As of March 31, 2023, our available borrowing capacity under the line of credit was $1,516.8 million. Utilization of the borrowing capacity was as follows:

▪None was borrowed

▪$83.2 million was used to support standby letters of credit

TERM DEBT

All of our $3,941.6 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of March 31, 2023, we were in compliance with all term debt covenants.

In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. Total proceeds of $546.6 million (net of discounts and transaction costs), together with cash on hand, were used to repay the $550.0 million delayed draw term loan.

CURRENT MATURITIES of long-term debt

The $0.5 million of current maturities of long-term debt as of March 31, 2023 is due as follows:

Current
in millions	Maturities
Second quarter 2023	$0.0
Third quarter 2023	0.0
Fourth quarter 2023	0.0
First quarter 2024	0.5

debt ratings

Our debt ratings and outlooks as of March 31, 2023 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	March 31	December 31	March 31
in millions	2023	2022	2022
Common stock shares at January 1,
issued and outstanding	132.9	132.7	132.7
Common Stock Issuances
Share-based compensation plans	0.2	0.2	0.2
Common Stock Purchases
Purchased and retired	0.0	0.0	0.0
Common stock shares at end of period,
issued and outstanding	133.1	132.9	132.9

As of March 31, 2023, there were 8,064,851 shares remaining under the February 2017 authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.

There were no shares held in treasury as of March 31, 2023, December 31, 2022 and March 31, 2022.

There were no common stock purchases for the periods ended March 31, 2023, December 31, 2022 and March 31, 2022.

off-balance sheet arrangements

We have no off-balance sheet arrangements such as financing or unconsolidated variable interest entities.

Standby Letters of Credit

For a discussion of our standby letters of credit, see Note 7 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022 (Form 10-K).

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2023.

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

We have a:

▪Business Conduct Policy applicable to all employees and directors

▪Code of Ethics for the CEO and Senior Financial Officers

Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the “Investor Relations” tab (“Governance” section). If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.

Our Board of Directors has also adopted:

▪Corporate Governance Guidelines

▪Charters for its Audit, Compensation, Executive, Finance, Governance and Safety, Health & Environmental Affairs Committees

These documents meet all applicable SEC and New York Stock Exchange regulatory requirements.

The Charters of the Audit, Compensation and Governance Committees are available on our website under the “Investor Relations” tab (“Governance – Committee Composition” section) or you may request a copy of any of these documents by writing to Denson N. Franklin III, Senior Vice President, General Counsel and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.

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

In March 2023, we issued $550.0 million of 5.80% fixed-rate debt maturing in March 2026. Concurrently, we entered into fixed-to-floating interest rate swap agreements designated as fair value hedges in the amount of $550.0 million. Under these swap agreements, we receive a fixed interest rate of 5.80% (matches the fixed rate we pay on the $550.0 million of debt) and pay daily compound SOFR plus 0.241%. The changes in the fair value of these swaps designated as fair value hedges are recorded in interest expense consistent with the change in fair value of the hedged fixed-rate debt. At March 31, 2023, we recognized a net asset of $3.0 million equal to the fair value of this swap and a corresponding increase in the fair value of the hedged fixed-rate debt.

At March 31, 2023, the estimated fair value of our long-term debt including current maturities was $3,770.7 million compared to a face value of $3,941.6 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.3 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

We are in the process of replacing our legacy quote to cash software system for our ready-mixed concrete operations. We expect the full implementation of this system to be completed in the fourth quarter of 2023.

No other changes were made during the first quarter of 2023 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended March 31, 2023 are summarized below.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs [1]
2023
Jan 1 - Jan 31	0	$ 0.00	0	8,064,851
Feb 1 - Feb 28	0	$ 0.00	0	8,064,851
Mar 1 - Mar 31	0	$ 0.00	0	8,064,851
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2023, there were 8,064,851 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the first quarter of 2023.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 6

exhibits

Exhibit 4.1

Tenth Supplemental Indenture, dated as of March 3, 2023, between Vulcan Materials Company and Regions Bank, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2023) [1]

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
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in iXBRL (contained in Exhibit 101).

[1]	Incorporated by reference

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date May 5, 2023	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date May 5, 2023	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)