Form 10-Q
period 2023-06-30
Vulcan Materials CO
filed 2023-08-04
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

                    Class

Shares outstanding       at July 24, 2023

Common Stock, $1 Par Value

132,866,170

9

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED JUNE 30, 2023 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
	Item 4.	Controls and Procedures	47

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	48
	Item 1A.	Risk Factors	48
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
	Item 4.	Mine Safety Disclosures	48
	Item 5.	Other Information	49
	Item 6.	Exhibits	50
		Signatures	51

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	June 30	December 31	June 30
in millions	2023	2022	2022
Assets
Cash and cash equivalents	$ 166.0	$ 161.4	$ 120.7
Restricted cash	2.2	0.1	3.0
Accounts and notes receivable
Accounts and notes receivable, gross	1,174.6	1,056.2	1,121.6
Allowance for credit losses	(14.2)	(10.9)	(10.0)
Accounts and notes receivable, net	1,160.4	1,045.3	1,111.6
Inventories
Finished products	455.3	439.3	405.2
Raw materials	69.1	63.4	63.5
Products in process	7.2	6.0	4.8
Operating supplies and other	63.0	70.6	50.7
Inventories	594.6	579.3	524.2
Other current assets	120.5	115.9	140.0
Total current assets	2,043.7	1,902.0	1,899.5
Investments and long-term receivables	31.2	31.8	33.1
Property, plant & equipment
Property, plant & equipment, cost	11,561.5	11,306.4	10,831.1
Allowances for depreciation, depletion & amortization	(5,455.7)	(5,255.1)	(5,087.9)
Property, plant & equipment, net	6,105.8	6,051.3	5,743.2
Operating lease right-of-use assets, net	558.4	572.6	692.6
Goodwill	3,689.5	3,689.6	3,742.4
Other intangible assets, net	1,653.1	1,702.1	1,776.0
Other noncurrent assets	251.9	285.2	294.7
Total assets	$ 14,333.6	$ 14,234.6	$ 14,181.5
Liabilities
Current maturities of long-term debt	0.5	0.5	0.5
Short-term debt	0.0	100.0	176.0
Trade payables and accruals	402.1	454.5	441.0
Other current liabilities	390.7	401.6	411.8
Total current liabilities	793.3	956.6	1,029.3
Long-term debt	3,873.2	3,875.2	3,873.7
Deferred income taxes, net	1,069.8	1,072.8	1,036.1
Deferred revenue	149.9	159.8	163.9
Noncurrent operating lease liabilities	537.5	548.4	645.1
Other noncurrent liabilities	683.5	669.6	689.2
Total liabilities	$ 7,107.2	$ 7,282.4	$ 7,437.3
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares,
Outstanding 132.9, 132.9 and 132.9 shares, respectively	132.9	132.9	132.9
Capital in excess of par value	2,845.4	2,839.0	2,817.3
Retained earnings	4,375.7	4,111.4	3,921.4
Accumulated other comprehensive loss	(151.4)	(154.7)	(150.5)
Total shareholders' equity	7,202.6	6,928.6	6,721.1
Noncontrolling interest	23.8	23.6	23.1
Total equity	$ 7,226.4	$ 6,952.2	$ 6,744.2
Total liabilities and equity	$ 14,333.6	$ 14,234.6	$ 14,181.5
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
Unaudited	June 30		June 30
in millions, except per share data	2023	2022	2023	2022
Total revenues	$ 2,112.9	$ 1,954.3	$ 3,761.8	$ 3,495.0
Cost of revenues	(1,529.6)	(1,508.1)	(2,876.5)	(2,780.1)
Gross profit	583.3	446.2	885.3	714.9
Selling, administrative and general expenses	(139.1)	(134.4)	(256.5)	(253.4)
Gain on sale of property, plant & equipment
and businesses	16.7	2.0	18.5	4.6
Other operating expense, net	(9.8)	(6.2)	(9.0)	(11.6)
Operating earnings	451.1	307.6	638.3	454.5
Other nonoperating income (expense), net	(0.1)	(4.7)	1.3	(3.0)
Interest expense, net	(46.7)	(38.7)	(95.7)	(74.7)
Earnings from continuing operations
before income taxes	404.3	264.2	543.9	376.8
Income tax expense	(92.0)	(63.7)	(108.6)	(82.4)
Earnings from continuing operations	312.3	200.5	435.3	294.4
Loss on discontinued operations, net of tax	(3.7)	(13.1)	(5.8)	(14.9)
Net earnings	308.6	187.4	429.5	279.5
Earnings attributable to noncontrolling interest	0.0	(0.1)	(0.2)	(0.4)
Net earnings attributable to Vulcan	$ 308.6	$ 187.3	$ 429.3	$ 279.1
Other comprehensive income, net of tax
Amortization of prior cash flow hedge loss	0.4	0.4	0.8	0.7
Amortization of actuarial loss and prior service
cost for benefit plans	1.3	0.7	2.5	1.5
Other comprehensive income	1.7	1.1	3.3	2.2
Comprehensive income	310.3	188.5	432.8	281.7
Comprehensive earnings attributable to
noncontrolling interest	0.0	(0.1)	(0.2)	(0.4)
Comprehensive income attributable to Vulcan	$ 310.3	$ 188.4	$ 432.6	$ 281.3
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$ 2.34	$ 1.51	$ 3.27	$ 2.21
Discontinued operations	(0.02)	(0.10)	(0.05)	(0.11)
Net earnings	$ 2.32	$ 1.41	$ 3.22	$ 2.10
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 2.33	$ 1.50	$ 3.25	$ 2.20
Discontinued operations	(0.02)	(0.10)	(0.04)	(0.11)
Net earnings	$ 2.31	$ 1.40	$ 3.21	$ 2.09
Weighted-average common shares outstanding
Basic	133.2	133.0	133.2	133.0
Assuming dilution	133.8	133.5	133.7	133.6
Effective tax rate from continuing operations	22.8%	24.1%	20.0%	21.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Unaudited	June 30
in millions	2023	2022
Operating Activities
Net earnings	$ 429.5	$ 279.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	303.3	284.0
Noncash operating lease expense	27.3	31.3
Net gain on sale of property, plant & equipment and businesses	(18.5)	(4.6)
Contributions to pension plans	(3.8)	(3.9)
Share-based compensation expense	24.3	18.2
Deferred tax provision (benefit)	(4.7)	6.6
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(256.9)	(289.2)
Other, net	7.0	3.6
Net cash provided by operating activities	$ 507.5	$ 325.5
Investing Activities
Purchases of property, plant & equipment	(354.6)	(290.6)
Proceeds from sale of property, plant & equipment	20.5	10.2
Proceeds from sale of businesses	130.0	0.0
Payment for businesses acquired, net of acquired cash and adjustments	0.9	(188.1)
Other, net	0.0	(0.2)
Net cash used for investing activities	$ (203.2)	$ (468.7)
Financing Activities
Proceeds from short-term debt	75.0	559.8
Payment of short-term debt	(175.0)	(383.8)
Payment of current maturities and long-term debt	(550.4)	(7.6)
Proceeds from issuance of long-term debt	550.0	0.0
Debt issuance and exchange costs	(3.4)	(0.7)
Payment of finance leases	(11.6)	(18.8)
Purchases of common stock	(49.9)	0.0
Dividends paid	(114.4)	(106.3)
Share-based compensation, shares withheld for taxes	(17.8)	(17.2)
Other, net	(0.1)	0.0
Net cash provided by (used for) financing activities	$ (297.6)	$ 25.4
Net increase (decrease) in cash and cash equivalents and restricted cash	6.7	(117.8)
Cash and cash equivalents and restricted cash at beginning of year	161.5	241.5
Cash and cash equivalents and restricted cash at end of period	$ 168.2	$ 123.7
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

Operating results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Construction activity continues to be impacted by cost inflation and capacity constraints (including supply chain bottlenecks, labor shortages and transportation availability).

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after June 30, 2023 will be reflected in management’s estimates for future periods.

NONCONTROLLING INTEREST

In connection with our acquisition of U.S. Concrete in 2021, we obtained an 88% controlling interest in the Orca Sand and Gravel Limited Partnership (Orca) which was formed to develop the Orca quarry in British Columbia, Canada. The remaining 12% noncontrolling interest is held by the Namgis First Nation (Namgis). This noncontrolling interest consists of the Namgis’ share of the fair value equity in the partnership. Our condensed consolidated financial statements recognize the full fair value of all of the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Discontinued Operations
Pretax loss	$ (4.9)	$ (17.6)	$ (7.9)	$ (20.0)
Income tax benefit	1.2	4.5	2.1	5.1
Loss on discontinued operations,
net of tax	$ (3.7)	$ (13.1)	$ (5.8)	$ (14.9)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Weighted-average common shares
outstanding	133.2	133.0	133.2	133.0
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.2	0.2	0.2	0.2
Other stock compensation awards	0.4	0.3	0.3	0.4
Weighted-average common shares
outstanding, assuming dilution	133.8	133.5	133.7	133.6

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Antidilutive common stock equivalents	0.1	0.1	0.1	0.1

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment). Additionally, we entered into an agreement to lease a terminal in California. We expect the lease to commence in late 2023 or early 2024 once all required permits are obtained.

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

		June 30	December 31	June 30
dollars in millions	Classification on the Balance Sheet	2023	2022	2022
Assets
Operating lease ROU assets		$ 669.5	$ 665.4	$ 780.0
Accumulated amortization		(111.1)	(92.8)	(87.4)
Operating leases, net	Operating lease right-of-use assets, net	558.4	572.6	692.6
Finance lease ROU assets		91.6	93.2	117.0
Accumulated depreciation		(19.9)	(14.9)	(9.9)
Finance leases, net	Property, plant & equipment, net	71.7	78.3	107.1
Total lease assets		$ 630.1	$ 650.9	$ 799.7
Liabilities
Current
Operating	Other current liabilities	$ 47.3	$ 48.1	$ 50.8
Finance	Other current liabilities	20.0	22.3	30.1
Noncurrent
Operating	Noncurrent operating lease liabilities	537.5	548.4	645.1
Finance	Other noncurrent liabilities	26.3	34.8	48.9
Total lease liabilities		$ 631.1	$ 653.6	$ 774.9
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.5	19.7	20.3
Finance leases		2.6	3.0	3.2
Weighted-average discount rate
Operating leases		4.0%	3.9%	3.7%
Finance leases		1.9%	1.8%	1.4%

The decreases from June 30, 2022 in total lease assets and liabilities presented above primarily relate to the 2022 sale of concrete operations in New Jersey, New York and Pennsylvania (see Note 16 for additional information). Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Lease Cost
Finance lease cost
Depreciation of right-of-use assets	$ 3.4	$ 4.3	$ 6.8	$ 8.7
Interest on lease liabilities	0.2	0.4	0.5	0.7
Operating lease cost	19.8	20.9	39.1	43.9
Short-term lease cost [1]	12.0	10.2	23.7	20.5
Variable lease cost	5.0	2.4	10.1	4.2
Sublease income	(1.1)	(0.8)	(1.8)	(1.6)
Total lease cost	$ 39.3	$ 37.4	$ 78.4	$ 76.4

[1]	Our short-term lease cost includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $36.6 million and $40.8 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for finance leases (principal and interest) was $12.1 million and $19.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

In the second quarter of 2023, we recorded income tax expense from continuing operations of $92.0 million compared to $63.7 million in the second quarter of 2022. The increase in tax expense was due to higher pretax earnings.

For the first six months of 2023, we recorded income tax expense from continuing operations of $108.6 million compared to $82.4 million for the first six months of 2022. The increase in tax expense was due to higher pretax earnings partially offset by a tax benefit from a prior year business disposition recorded in the first quarter.

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

As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. As a result, in 2022, Calica generated a net operating loss (NOL) deferred tax asset of $14.5 million. Based on the weight of all available positive and negative evidence, we concluded that it is more likely than not that Calica will be unable to realize the NOL deferred tax asset during the ten-year carryforward period resulting in a valuation allowance of $14.5 million in 2022 (none of which was recorded as of June 30, 2022). In 2023, we project a $15.2 million increase in deferred tax assets against which a valuation allowance was recorded as a component of the EAETR in the first six months of 2023. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.

We project Alabama NOL carryforward deferred tax assets at December 31, 2023 of $74.7 million, against which we have a valuation allowance of $54.3 million as of June 30, 2023. Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

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

Our segment total revenues by geographic market for the three and six month periods ended June 30, 2023 and 2022 are disaggregated as follows (the decrease in East market concrete revenues is primarily attributable to the sale of concrete operations in New Jersey, New York and Pennsylvania in November 2022; see Note 16 for additional information):

	Three Months Ended June 30, 2023
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 451.7	$ 60.8	$ 95.4	$ 0.0	$ 607.9
Gulf Coast	876.7	64.5	152.7	2.4	1,096.3
West	250.0	212.1	95.4	0.0	557.5
Segment sales	$ 1,578.4	$ 337.4	$ 343.5	$ 2.4	$ 2,261.7
Intersegment sales	(148.8)	0.0	0.0	0.0	(148.8)
Total revenues	$ 1,429.6	$ 337.4	$ 343.5	$ 2.4	$ 2,112.9

	Three Months Ended June 30, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 402.1	$ 49.3	$ 183.8	$ 0.0	$ 635.2
Gulf Coast	782.9	66.2	151.0	1.4	1,001.5
West	216.8	159.3	87.5	0.0	463.6
Segment sales	$ 1,401.8	$ 274.8	$ 422.3	$ 1.4	$ 2,100.3
Intersegment sales	(146.0)	0.0	0.0	0.0	(146.0)
Total revenues	$ 1,255.8	$ 274.8	$ 422.3	$ 1.4	$ 1,954.3

	Six Months Ended June 30, 2023
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 795.0	$ 82.5	$ 183.3	$ 0.0	$ 1,060.8
Gulf Coast	1,663.5	110.7	288.9	4.6	2,067.7
West	414.3	313.9	156.5	0.0	884.7
Segment sales	$ 2,872.8	$ 507.1	$ 628.7	$ 4.6	$ 4,013.2
Intersegment sales	(251.4)	0.0	0.0	0.0	(251.4)
Total revenues	$ 2,621.4	$ 507.1	$ 628.7	$ 4.6	$ 3,761.8

	Six Months Ended June 30, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 682.5	$ 70.6	$ 337.5	$ 0.0	$ 1,090.6
Gulf Coast	1,445.5	102.7	280.9	3.3	1,832.4
West	395.0	268.7	164.4	0.0	828.1
Segment sales	$ 2,523.0	$ 442.0	$ 782.8	$ 3.3	$ 3,751.1
Intersegment sales	(256.1)	0.0	0.0	0.0	(256.1)
Total revenues	$ 2,266.9	$ 442.0	$ 782.8	$ 3.3	$ 3,495.0

[1]	The geographic markets are defined by states/countries as follows:

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
 Tennessee, Virginia and Washington D.C.

Gulf Coast market - Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, U.S. Virgin
 Islands, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)

West market - Arizona, California, Hawaii, New Mexico and British Columbia (Canada)

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $69.7 million (3.3% of total revenues) and $67.9 million (3.5% of total revenues) for the three months ended June 30, 2023 and 2022, respectively, and $104.8 million (2.8% of total revenues) and $106.9 million (3.1% of total revenues) for the six months ended June 30, 2023 and 2022, respectively.

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

Freight & delivery revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Freight & Delivery Revenues
Total revenues	$ 2,112.9	$ 1,954.3	$ 3,761.8	$ 3,495.0
Freight & delivery revenues [1]	(264.5)	(256.5)	(490.4)	(465.6)
Total revenues excluding freight & delivery	$ 1,848.4	$ 1,697.8	$ 3,271.4	$ 3,029.4

[1]	Includes freight & delivery to remote distribution sites.

CONSTRUCTION PAVING SERVICE REVENUES

Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at June 30, 2023 and 2022 were $130.2 million and $173.0 million, respectively. The remaining period to complete the obligations at June 30, 2023 ranged from 1 month to 38 months.

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

Changes in the VPP deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Deferred Revenue
Balance at beginning of period	$ 159.8	$ 168.1	$ 161.8	$ 170.1
Revenue recognized from deferred revenue	(2.4)	(2.2)	(4.4)	(4.2)
Balance at end of period	$ 157.4	$ 165.9	$ 157.4	$ 165.9

Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending June 30, 2024 (reflected in other current liabilities in our June 30, 2023 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	June 30	December 31	June 30
in millions	2023	2022	2022
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 29.7	$ 28.6	$ 26.0
Total	$ 29.7	$ 28.6	$ 26.0

	Level 2 Fair Value
	June 30	December 31	June 30
in millions	2023	2022	2022
Fair Value Recurring
Interest rate swaps	$ (2.0)	$ 0.0	$ 0.0
Rabbi Trust
Money market mutual fund	0.8	1.5	1.1
Total	$ (1.2)	$ 1.5	$ 1.1

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

Net gains (losses) of the Rabbi Trusts’ investments were $2.0 million and $(6.1) million for the six months ended June 30, 2023 and 2022, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at June 30, 2023 and 2022 were $2.1 million and $(6.3) million, respectively.

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

The changes in the fair value of these swaps designated as fair value hedges are recorded in interest expense and are perfectly offset by changes in the fair value of the related debt also recorded in interest expense. These swaps are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets as follows:

		Fair Value [1]
		June 30	December 31	June 30
in thousands	Balance Sheet Location	2023	2022	2022
Fair Value Hedges
Interest rate swaps	Other noncurrent assets	$ 5.1	$ 0.0	$ 0.0
Interest rate swaps	Other current liabilities	(7.1)	0.0	0.0
Interest rate swaps net liability		$ (2.0)	$ 0.0	$ 0.0

[1]	See Note 5 for further discussion of fair value determination.

In 2007, 2018 and 2020, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these cash flow hedges is deferred (recorded in accumulated other comprehensive income (AOCI)) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Six Months Ended
	Income Statement	June 30		June 30
in millions	Location	2023	2022	2023	2022
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$ (0.5)	$ (0.5)	$ (1.1)	$ (1.0)

For the twelve-month period ending June 30, 2024, we estimate that $2.2 million of the $20.2 million net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	June 30	December 31	June 30
in millions	Interest Rates	2023	2022	2022
Short-term Debt
Bank line of credit expires 2027 [1]		$ 0.0	$ 100.0	$ 176.0
Commercial paper expires 2027 [1]		0.0	0.0	0.0
Total short-term debt		$ 0.0	$ 100.0	$ 176.0
Long-term Debt
Bank line of credit expires 2027 [1]		$ 0.0	$ 0.0	$ 0.0
Commercial paper expires 2027 [1]		550.0	550.0	0.0
Delayed draw term loan due 2026		0.0	550.0	1,100.0
4.50% notes due 2025	4.65%	400.0	400.0	400.0
5.80% notes due 2026 [2]	6.02%	550.0	0.0	0.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	0.42%	1.5	1.8	1.8
Total long-term debt - face value		$ 3,941.6	$ 3,941.9	$ 3,941.9
Unamortized discounts and debt issuance costs		(65.9)	(66.2)	(67.7)
Fair value adjustments [3]		(2.0)	0.0	0.0
Total long-term debt - book value		$ 3,873.7	$ 3,875.7	$ 3,874.2
Less current maturities		(0.5)	(0.5)	(0.5)
Total long-term debt - reported value		$ 3,873.2	$ 3,875.2	$ 3,873.7
Estimated fair value of long-term debt		$ 3,715.0	$ 3,671.9	$ 3,792.5

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

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $3.7 million and $2.4 million of net interest expense for these items for the six months ended June 30, 2023 and 2022, respectively.

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

Our unsecured line of credit was amended in August 2022 to increase the borrowing capacity from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of June 30, 2023, we were in compliance with the covenants.

Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin ranging from 1.000% to 1.625% or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.625%. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of June 30, 2023, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.

As of June 30, 2023, our available borrowing capacity under the line of credit was $1,516.8 million. Utilization of the borrowing capacity was as follows:

▪None was borrowed

▪$83.2 million was used to support standby letters of credit

TERM DEBT

All of our $3,941.6 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of June 30, 2023, we were in compliance with all term debt covenants.

In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. Total proceeds of $546.6 million (net of discounts and transaction costs), together with cash on hand, were used to repay the $550.0 million delayed draw term loan.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2023 are summarized by purpose in the table below:

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

As stated in Note 2, our lease liabilities totaled $631.1 million as of June 30, 2023.

As summarized by purpose in Note 7, our standby letters of credit totaled $83.2 million as of June 30, 2023.

As described in Note 9, our asset retirement obligations totaled $311.6 million as of June 30, 2023.

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

	June 30	December 31	June 30
in millions	2023	2022	2022
Accrued Environmental Remediation Costs
Continuing operations	$ 32.8	$ 28.6	$ 24.1
Retained from former Chemicals business	8.3	8.3	10.6
Total	$ 41.1	$ 36.9	$ 34.7

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

The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) well field located within the NHOU. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for collection of data in support of our evaluation of the need for an offsite remedy. In addition, this evaluation was expanded as part of the PDI to include the evaluation of a remedy in light of LADWP’s Rinaldi-Toluca (RT) wellfield project. PDI investigative activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a Draft PDI Evaluation Report to the EPA. The PDI Evaluation Report summarizes data collection activities conducted pursuant to the Draft PDI Work Plan and provides model updates and evaluation of remediation alternatives for offsite areas. The EPA provided an initial set of comments on the Draft PDI Evaluation Report in May 2019 and a final set of comments in October 2020. The final set of comments included a request for Vulcan to revise and develop a final PDI Evaluation Report. The final comments further provided, if Vulcan agrees, a proposal for an alternative approach for offsite remediation (as opposed to installation of offsite extraction wells) and development of a Supplemental PDI Evaluation Report (Supplemental Report) that would require the EPA to modify the remedy in the 2009 ROD as it relates to the Hewitt Landfill. In December 2020, Vulcan submitted the Final PDI Evaluation Report, which included edits to the Draft PDI Evaluation Report and responses to the EPA’s comments.

In February 2023, the EPA requested that Vulcan provide the Supplemental Report and an Alternative Design Work Plan (ADWP). Vulcan submitted the Supplemental Report in March 2023 and submitted the ADWP in May 2023. Similar to the PDI Evaluation Report, the Supplemental Report and ADWP identified expansion of the onsite Hewitt remedy in conjunction with the offsite treatment being performed by LADWP as the preferred options for addressing contamination in offsite areas, instead of the two wells proposed by the EPA. The EPA is currently reviewing the reports and has requested meetings with stakeholders including LADWP to determine a path forward. During the second quarter of 2023, we accrued an immaterial amount based on an engineer’s estimate of the cost associated with the expansion of the onsite system.

In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the treatment system it will build originated from the Hewitt Landfill and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing and implementing the second interim remedy. During the fourth quarter of 2021, Vulcan completed a partial settlement with Honeywell related to certain of the costs that Honeywell has incurred for an immaterial amount. In March 2023, Honeywell filed a lawsuit against CalMat Co., a Vulcan subsidiary, and a third party alleging that Honeywell has incurred more than $11 million in costs to resolve its liability to the EPA and that it estimates that it will spend in excess of $100 million to construct and operate its water treatment system. Honeywell seeks an "equitable share of necessary response costs" from the defendants. Discussions are ongoing with Honeywell regarding the reasonable costs Honeywell has incurred. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. Based on this technical information, we have accrued an immaterial amount for our contribution of costs anticipated to be incurred by Honeywell. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area.

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

Note 9: Asset Retirement Obligations

Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets, including legal obligations for land reclamation. Recognition of a liability for an ARO is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the ARO is settled for a value other than the carrying amount of the liability, we recognize a gain or loss on settlement.

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
ARO Operating Costs
Accretion	$ 3.4	$ 3.6	$ 6.9	$ 7.1
Depreciation	2.2	2.4	4.3	4.8
Total	$ 5.6	$ 6.0	$ 11.2	$ 11.9

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Asset Retirement Obligations
Balance at beginning of period	$ 311.9	$ 319.7	$ 311.3	$ 315.2
Liabilities incurred	0.0	0.0	0.0	2.3
Liabilities settled	(3.7)	(2.0)	(6.6)	(3.3)
Accretion expense	3.4	3.6	6.9	7.1
Revisions, net	0.0	(0.2)	0.0	(0.2)
Balance at end of period	$ 311.6	$ 321.1	$ 311.6	$ 321.1

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Components of Net Periodic Benefit Cost
Service cost	$ 0.6	$ 1.0	$ 1.3	$ 2.0
Interest cost	8.5	5.2	17.0	10.5
Expected return on plan assets	(6.9)	(7.6)	(13.8)	(15.1)
Amortization of prior service cost	0.4	0.3	0.7	0.7
Amortization of actuarial loss	1.4	1.0	2.8	2.1
Net periodic pension benefit cost (credit)	$ 4.0	$ (0.1)	$ 7.9	$ 0.2
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1.8	$ 1.3	$ 3.5	$ 2.8

The contributions to pension plans for the six months ended June 30, 2023 and 2022, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Components of Net Periodic Benefit Cost
Service cost	$ 0.5	$ 0.5	$ 1.0	$ 1.1
Interest cost	0.5	0.2	1.0	0.4
Amortization of prior service cost (credit)	0.4	(0.1)	0.7	(0.2)
Amortization of actuarial gain	(0.4)	(0.4)	(0.8)	(0.7)
Net periodic postretirement benefit cost	$ 1.0	$ 0.2	$ 1.9	$ 0.6
Pretax reclassifications from AOCI included in
net periodic postretirement benefit credit	$ 0.0	$ (0.5)	$ (0.1)	$ (0.9)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor five defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $41.1 million and $29.6 million for the six months ended June 30, 2023 and 2022, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

	June 30	December 31	June 30
in millions	2023	2022	2022
AOCI
Cash flow hedges	$ (20.2)	$ (21.0)	$ (21.8)
Pension and postretirement plans	(131.2)	(133.7)	(128.7)
Total	$ (151.4)	$ (154.7)	$ (150.5)

Changes in AOCI, net of tax, for the six months ended June 30, 2023 are as follows:

		Pension and
	Cash Flow	Postretirement
in millions	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2022	$ (21.0)	$ (133.7)	$ (154.7)
Amounts reclassified from AOCI	0.8	2.5	3.3
Net current period OCI changes	0.8	2.5	3.3
Balances as of June 30, 2023	$ (20.2)	$ (131.2)	$ (151.4)

Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Amortization of Cash Flow Hedge Losses
Interest expense	$ 0.5	$ 0.5	$ 1.1	$ 1.0
Benefit from income taxes	(0.1)	(0.1)	(0.3)	(0.3)
Total	$ 0.4	$ 0.4	$ 0.8	$ 0.7
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1.8	$ 1.0	$ 3.4	$ 2.0
Benefit from income taxes	(0.5)	(0.3)	(0.9)	(0.5)
Total	$ 1.3	$ 0.7	$ 2.5	$ 1.5
Total reclassifications from AOCI to earnings	$ 1.7	$ 1.1	$ 3.3	$ 2.2

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

There were no shares held in treasury as of June 30, 2023, December 31, 2022 and June 30, 2022.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in millions, except average cost	2023	2022	2022
Shares Purchased and Retired
Number	0.2	0.0	0.0
Total purchase price	$ 49.9	$ 0.0	$ 0.0
Average cost per share	$ 206.82	$ 0.00	$ 0.00

As of June 30, 2023, 7,823,488 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share data	2023	2022	2023	2022
Total Shareholders' Equity
Balance at beginning of period	$ 6,986.9	$ 6,575.3	$ 6,928.6	$ 6,545.0
Net earnings attributable to Vulcan	308.6	187.3	429.3	279.1
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(3.5)	(0.1)	(18.6)	(17.1)
Purchase and retirement of common stock	(49.9)	0.0	(49.9)	0.0
Share-based compensation expense	16.0	10.7	24.3	18.2
Cash dividends on common stock
($0.43/$0.40/$0.86/$0.80 per share, respectively)	(57.2)	(53.2)	(114.4)	(106.3)
Other comprehensive income	1.7	1.1	3.3	2.2
Balance at end of period	$ 7,202.6	$ 6,721.1	$ 7,202.6	$ 6,721.1
Noncontrolling Interest
Balance at beginning of period	$ 23.8	$ 23.0	$ 23.6	$ 22.7
Earnings attributable to noncontrolling interest	0.0	0.1	0.2	0.4
Balance at end of period	$ 23.8	$ 23.1	$ 23.8	$ 23.1
Total Equity
Balance at end of period	$ 7,226.4	$ 6,744.2	$ 7,226.4	$ 6,744.2

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

segment financial disclosure

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions	2023	2022	2023	2022
Total Revenues
Aggregates [1]	$ 1,578.4	$ 1,401.8	$ 2,872.8	$ 2,523.0
Asphalt [2]	337.4	274.8	507.1	442.0
Concrete	343.5	422.3	628.7	782.8
Calcium	2.4	1.4	4.6	3.3
Segment sales	$ 2,261.7	$ 2,100.3	$ 4,013.2	$ 3,751.1
Aggregates intersegment sales	(148.8)	(146.0)	(251.4)	(256.1)
Total revenues	$ 2,112.9	$ 1,954.3	$ 3,761.8	$ 3,495.0
Gross Profit
Aggregates	$ 498.6	$ 402.4	$ 801.3	$ 645.2
Asphalt	56.6	13.6	57.4	10.7
Concrete	27.0	30.0	24.7	58.2
Calcium	1.1	0.2	1.9	0.8
Total	$ 583.3	$ 446.2	$ 885.3	$ 714.9
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 119.6	$ 107.3	$ 231.9	$ 210.9
Asphalt	8.9	8.5	17.8	17.1
Concrete	19.5	20.7	39.9	41.8
Calcium	0.0	0.1	0.1	0.1
Other	6.9	6.4	13.6	14.1
Total	$ 154.9	$ 143.0	$ 303.3	$ 284.0
Identifiable Assets [3,4]
Aggregates			$ 11,654.4	$ 11,345.3
Asphalt			647.1	631.6
Concrete			1,532.9	1,762.7
Calcium			3.8	4.1
Total identifiable assets			$ 13,838.2	$ 13,743.7
General corporate assets			327.2	314.1
Cash and cash equivalents and restricted cash			168.2	123.7
Total assets			$ 14,333.6	$ 14,181.5

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

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended
	June 30
in thousands	2023	2022
Cash Payments
Interest (exclusive of amount capitalized)	$ 82.5	$ 72.6
Income taxes	112.8	112.2
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$ 26.0	$ 38.4
Recognition of new and revised lease obligations for
Operating lease right-of-use assets	14.1	23.4
Finance lease right-of-use assets	0.9	2.8
Consideration payable to seller in business acquisitions	0.0	45.4

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

During the third quarter of 2022, we recorded an interim goodwill impairment loss of $50.9 million related to the fourth quarter sale of a reporting unit comprised of concrete operations in New Jersey, New York and Pennsylvania (see Note 16). There were no charges for goodwill impairment in the six month periods ended June 30, 2023 and 2022. Accumulated goodwill impairment losses amount to $303.6 million ($252.7 million in our former Cement segment and $50.9 in our Concrete segment).

Changes in the carrying amount of goodwill by reportable segment from December 31, 2022 to June 30, 2023 are shown below:

in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2022	$ 3,330.3	$ 91.6	$ 267.7	$ 0.0	$ 3,689.6
Goodwill of acquired businesses [1]	(0.1)	0.0	0.0	0.0	(0.1)
Totals at June 30, 2023	$ 3,330.2	$ 91.6	$ 267.7	$ 0.0	$ 3,689.5

[1]	See Note 16 for acquisitions. The current year includes a purchase price allocation adjustment from a prior year acquisition.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2023 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2023, we completed no business acquisitions.

2022 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2022, we acquired operations in Texas and Virginia for total consideration of $233.5 million ($188.1 million cash and $45.4 million noncash). For the full year 2022, including adjustments made in the current year, we purchased the following operations for total consideration of $593.7 million ($528.3 million cash and $65.4 million noncash):

▪California — eight aggregates, four asphalt mix and seven ready-mixed concrete operations

▪Texas — five aggregates operations

▪Virginia — four ready-mixed concrete operations and two idle ready-mixed concrete sites

▪Honduras — an aggregates operation serving limited markets along the Gulf Coast

The fair value of consideration transferred for these 2022 acquisitions and the preliminary amounts (pending final working capital adjustments) of assets acquired and liabilities assumed as of June 30, 2023 are summarized below:

in millions
Fair Value of Purchase Consideration
Cash	$ 528.3
Payable to seller	65.4
Total fair value of purchase consideration	$ 593.7
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$ 30.5
Inventories	15.3
Other current assets	2.1
Property, plant & equipment	504.5
Intangible assets
Contractual rights in place	61.4
Deferred income taxes, net	(12.4)
Other liabilities assumed	(20.1)
Net identifiable assets acquired	$ 581.3
Goodwill	$ 12.4

As a result of the 2022 acquisitions, we recognized $61.4 million of amortizable intangible assets and $12.4 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of 15 years and will be deductible for income tax purposes over 15 years. The $12.4 million of goodwill recognized represents deferred tax liabilities generated from carrying over the seller’s tax basis in the assets acquired. None of the goodwill recognized will be deductible for income tax purposes.

DIVESTITURES AND PENDING DIVESTITURES

In 2023, we sold:

▪Second quarter – real estate associated with a former recycled concrete facility in Illinois resulting in a pretax gain of $15.2 million

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

No material assets met the criteria for held for sale at June 30, 2023, December 31, 2022 or June 30, 2022.

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

EXECUTIVE SUMMARY

Financial highlights for SECOND Quarter 2023

Compared to second quarter of 2022:

▪Total revenues increased $158.6 million, or 8%, to $2,112.9 million

▪Gross profit increased $137.1 million, or 31%, to $583.3 million

▪Aggregates segment sales increased $176.6 million, or 13%, to $1,578.4 million

▪Aggregates segment freight-adjusted revenues increased $147.8 million, or 14%, to $1,184.4 million

▪Shipments decreased 1%, or 0.4 million tons, to 63.4 million tons

▪Freight-adjusted sales price increased 15.0%, or $2.44 per ton to $18.69

▪Aggregates segment gross profit increased $96.2 million, or 24%, to $498.6 million

▪Unit profitability (as measured by gross profit per ton) increased 25% to $7.87 per ton

▪Asphalt, Concrete and Calcium segment gross profit increased $40.9 million, or 93%, to $84.7 million, collectively

▪Selling, administrative and general (SAG) expenses increased $4.7 million but decreased 30 basis points as a percentage of total revenues

▪Operating earnings increased $143.5 million, or 47%, to $451.1 million

▪Earnings attributable to Vulcan from continuing operations were $2.33 per diluted share compared to $1.50 per diluted share

▪Adjusted earnings attributable to Vulcan from continuing operations were $2.29 per diluted share, compared to $1.53 per diluted share

▪Net earnings attributable to Vulcan increased $121.3 million, or 65%, to $308.6 million

▪Adjusted EBITDA increased $145.1 million, or 32%, to $595.3 million

▪Returned capital to shareholders via dividends of $57.2 million at $0.43 per share versus $53.2 million at $0.40 per share

▪Returned capital to shareholders via share repurchases of $49.9 million at $206.82 average price per share compared to none in the prior quarter

Our earnings growth through the first half of 2023 reflects the compounding benefits of the consistent execution of our strategic disciplines and the strength of our aggregates-led business. Aggregates gross profit margin has expanded 230 basis points, gross profit per ton has improved 26% to $6.96 and cash gross profit per ton has improved 23% to $8.98 per ton. Strong sales and operating momentum across our business is expected to carry through the rest of the year. Shipments have benefited from large industrial projects, and residential construction activity has been better than expected. As a result, we now expect to deliver full-year Adjusted EBITDA of $1,900 million to $2,000 million, an increase of $150 million compared to our initial expectations communicated in February.

Through the first half of the year, cash provided by operating activities was $507.5 million, a 56% increase from the comparable prior year period. Capital expenditures in the second quarter were $157.4 million, including $44.4 million for growth projects (year-to-date $270.2 million and $77.9 million, respectively). As planned, we expect to spend $600 million to $650 million for maintenance and growth projects in 2023. Additionally, we now expect to spend approximately $200 million on opportunistic land purchases for strategic reserves in California, North Carolina and Texas.

As of June 30, 2023, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 2.1 times (2.0 times on a net debt basis). We remain committed to our stated long-term target leverage range of 2.0 to 2.5 times total debt to trailing-twelve months Adjusted EBITDA.

Interest expense, net of interest income, was $46.7 million in the second quarter compared with $38.7 million in the prior year.

On a trailing-twelve months basis, return on invested capital was 14.7%, a 110 basis points improvement from the comparable prior year period. We are focused on continuing to drive improvement through solid operating earnings growth coupled with disciplined capital management.

OUTLOOK

We are increasing our full-year earnings expectations to reflect shipment trends and the earnings momentum in our Asphalt segment. Through the first half of the year, aggregates shipments have been in line with the upper end of our original expectations. Private non-residential construction activity has remained healthy and should partially offset declines in residential activity which have been more moderate than anticipated. As a result, we are updating our volume outlook to reflect shipment levels through the first half. As always, we remain focused on the things we can control, and we are well positioned to navigate shifts in demand and deliver attractive earnings growth in 2023.

Management expectations for 2023 include the following updates:

▪Aggregates shipments down 1% to 4% (236.3 million tons in 2022)

▪Total Asphalt, Concrete and Calcium segment cash gross profit of approximately $295 million

▪Asphalt expected to contribute 50% to 55% of non-aggregates cash gross profit with mid-single digit growth in both volume and price

▪Concrete expected to contribute 45% to 50% of non-aggregates cash gross profit reflecting the impact of the weather-challenged first quarter

▪Net earnings attributable to Vulcan of between $855 million and $935 million

▪Adjusted EBITDA of between $1,900 million and $2,000 million

▪All other aspects of our expectations for 2023 remain unchanged

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per share and per unit data	2023	2022	2023	2022
Total revenues	$ 2,112.9	$ 1,954.3	$ 3,761.8	$ 3,495.0
Cost of revenues	(1,529.6)	(1,508.1)	(2,876.5)	(2,780.1)
Gross profit	583.3	446.2	885.3	714.9
Gross profit margin	27.6%	22.8%	23.5%	20.5%
Selling, administrative and general (SAG)	(139.1)	(134.4)	(256.5)	(253.4)
SAG as a percentage of total revenues	6.6%	6.9%	6.8%	7.3%
Gain on sale of property, plant &
equipment and businesses	16.7	2.0	18.5	4.6
Operating earnings	451.1	307.6	638.3	454.5
Interest expense, net	(46.7)	(38.7)	(95.7)	(74.7)
Earnings from continuing operations
before income taxes	404.3	264.2	543.9	376.8
Income tax expense	(92.0)	(63.7)	(108.6)	(82.4)
Effective tax rate from continuing operations	22.8%	24.1%	20.0%	21.9%
Earnings from continuing operations	312.3	200.5	435.3	294.4
Loss on discontinued operations,
net of income taxes	(3.7)	(13.1)	(5.8)	(14.9)
Earnings attributable to noncontrolling interest	0.0	(0.1)	(0.2)	(0.4)
Net earnings attributable to Vulcan	$ 308.6	$ 187.3	$ 429.3	$ 279.1
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 2.33	$ 1.50	$ 3.25	$ 2.20
Discontinued operations	(0.02)	(0.10)	(0.04)	(0.11)
Diluted net earnings per share attributable to Vulcan	$ 2.31	$ 1.40	$ 3.21	$ 2.09
EBITDA [1]	$ 601.0	$ 428.2	$ 934.8	$ 715.0
Adjusted EBITDA [1]	$ 595.3	$ 450.2	$ 932.9	$ 744.1
Average Sales Price and Unit Shipments
Aggregates
Tons	63.4	63.8	115.1	116.8
Freight-adjusted sales price	$ 18.69	$ 16.25	$ 18.68	$ 15.91
Asphalt Mix
Tons	4.0	3.4	6.1	5.7
Average sales price	$ 75.52	$ 69.42	$ 74.80	$ 67.25
Ready-mixed concrete
Cubic yards	2.1	2.8	3.9	5.3
Average sales price	$ 163.82	$ 148.75	$ 162.64	$ 146.43

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

SECOND quarter 2023 Compared to SECOND Quarter 2022

Second quarter 2023 total revenues were $2,112.9 million, up 8% from the second quarter of 2022. Shipments decreased in aggregates (-1%) and ready-mixed concrete (-26%) and increased in asphalt mix (+16%). Gross profit increased in the Aggregates (+$96.2 million or 24%) and Asphalt (+$43.0 million or 318%) segments. Conversely, gross profit decreased in the Concrete segment (-$3.0 million or 10%) as a result of the divestiture of our operations in New Jersey, New York and Pennsylvania in November 2022 (see Note 16).

Net earnings attributable to Vulcan for the second quarter of 2023 were $308.6 million, or $2.31 per diluted share, compared to $187.3 million, or $1.40 per diluted share in the second quarter of 2022. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the second quarter of 2023 include:

▪pretax net gain of $15.2 million related to the sale of real estate in Illinois

▪pretax charges of $4.3 million associated with divested operations

▪pretax charges of $0.3 million associated with non-routine acquisitions

▪pretax loss on discontinued operations of $4.9 million

▪$2.6 million of tax charges related to a Calica NOL carryforward valuation allowance

Net earnings attributable to Vulcan for the second quarter of 2022 include:

▪pretax charges of $0.4 million associated with divested operations

▪pretax charges of $4.0 million associated with non-routine acquisitions

▪pretax loss on discontinued operations of $17.6 million

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $2.29 per diluted share for the second quarter of 2023 compared to $1.53 per diluted share for the second quarter of 2022.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the second quarter of 2023 versus the second quarter of 2022 are summarized below:

earnings from continuing operations before income taxes

in millions
Second quarter 2022	$ 264.2
Higher aggregates gross profit	96.2
Higher asphalt gross profit	43.0
Lower concrete gross profit	(3.0)
Higher calcium gross profit	0.9
Higher selling, administrative and general expenses	(4.7)
Higher gain on sale of property, plant & equipment and businesses	14.7
Higher interest expense, net	(8.0)
All other	1.0
Second quarter 2023	$ 404.3

Second quarter Aggregates segment sales increased 13%, while gross profit increased $96.2 million, or 24%, to $498.6 million ($7.87 per ton). Cash gross profit per ton was $9.76 in the quarter compared to $7.99 in the prior year quarter, an increase of 22%. Gross profit margin increased 290 basis points due to strong pricing growth and improving efficiencies from our operating disciplines. Earnings improvement was widespread across our footprint.

Total aggregates shipments were 63.4 million tons versus 63.8 million in last year’s second quarter, a decrease of 1% with variations across geographies. Shipment activity in California was particularly strong, following the weather impacted first quarter. Certain markets in the Southeast benefited from healthy shipment activity to industrial projects.

The pricing environment remains positive across our footprint. Freight-adjusted pricing was $18.69 per ton, an increase of 15.0% ($2.44 per ton), with all markets realizing year-over-year improvement.

Consistent with expectations, Aggregates freight-adjusted unit cost of sales increased 9%, or $0.88 per ton, and cash cost of sales increased 8%, or $0.67 per ton, as compared to the prior year’s second quarter. Persistent inflationary pressures for parts and supplies offset the benefit of lower diesel prices. We remain focused on compounding improvements in unit profitability throughout the cycle through fixed cost leverage, price growth and operating efficiencies.

Overall, non-aggregates segments gross profit of $84.7 million was $40.9 million higher than the prior year’s second quarter.

Asphalt segment gross profit of $56.6 million was up $43.0 million from the prior year’s second quarter, and gross profit margin continued to expand. Cash gross profit was $65.5 million compared to $22.1 million in the prior year. The year-over-year improvement in earnings was driven by a combination of strong shipment growth, continued pricing momentum and lower liquid asphalt costs. Asphalt shipments increased 16%, benefiting from solid growth in Arizona and California, our largest asphalt markets. Asphalt pricing increased 8.8%, or $6.10 per ton, with improvements across all markets.

Concrete segment gross profit was $27.0 million for the second quarter, down $3.0 million from the prior year. Cash gross profit was $46.5 million compared to $50.7 million in the prior year. Average selling prices increased 10.1%, and unit gross profit improved 22%, or $2.35 per cubic yard, despite lower shipments. Current year results were impacted by the divestiture of our concrete operations in New Jersey, New York and Pennsylvania in November 2022 and the slowdown in residential construction activity.

Calcium segment gross profit was $1.1 million compared to $0.2 million in the prior year’s second quarter.

SAG expenses were $139.1 million in the quarter, or 6.6% of total revenues, a 30 basis points improvement from the prior year. Trailing-twelve months SAG expense was 6.8% of total revenues, a 50 basis points improvement from the prior year. We remain focused on further leveraging our overhead cost structure.

For the three months ended June 30, 2023, we sold real estate associated with a former recycled concrete facility in Illinois resulting in a pretax net gain of $15.2 million. There were no similar gains in the prior comparable period.

Other operating income (expense), which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $9.8 million of expense for the second quarter of 2023 compared to $6.2 million of expense in the second quarter of 2022.

Other nonoperating income (expense), net was $0.1 million of expense for the second quarter of 2023 compared to $4.7 million of expense in the second quarter of 2022.

Net interest expense was $46.7 million in the second quarter of 2023 compared to $38.7 million in the second quarter of 2022.

Income tax expense from continuing operations was $92.0 million in the second quarter of 2023 compared to $63.7 million in the second quarter of 2022. The increase in tax expense was due to higher pretax earnings.

Earnings attributable to Vulcan from continuing operations were $2.33 per diluted share in the second quarter of 2023 compared to $1.50 per diluted share in the second quarter of 2022.

Discontinued Operations — Second quarter pretax loss from discontinued operations was $4.9 million in 2023 compared with a pretax loss of $17.6 million in 2022. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business while the second quarter of 2022 includes a $15.3 million charge for a litigation matter. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

YEAR-TO-DATE June 30, 2023 Compared to year-to-date june 30, 2022

Total revenues for the first six months of 2023 were $3,761.8 million, up 8% from the first six months of 2022. Shipments decreased in aggregates (-1%) and ready-mixed concrete (-28%) and increased in asphalt mix (+5%). Gross profit increased in the Aggregates (+$156.1 million or 24%) and Asphalt (+$46.7 million or 438%) segments. Conversely, gross profit decreased in the Concrete segment (-$33.5 million or 58%) as a result of the divestiture of our operations in New Jersey, New York and Pennsylvania in November 2022 (see Note 16).

Net earnings attributable to Vulcan for the first six months of 2023 were $429.3 million, or $3.21 per diluted share, compared to $279.1 million, or $2.09 per diluted share, in the first six months of 2022. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the first six months of 2023 include:

▪pretax net gain of $15.2 million related to the sale of real estate in Illinois

▪pretax charges of $4.7 million associated with divested operations

▪pretax charges of $0.8 million associated with non-routine acquisitions

▪pretax loss on discontinued operations of $7.9 million

▪$6.2 million of tax charges related to a Calica NOL carryforward valuation allowance

Net earnings attributable to Vulcan for the first six months of 2022 include:

▪pretax charges of $0.7 million associated with divested operations

▪pretax charges of $8.4 million associated with non-routine acquisitions

▪pretax loss on discontinued operations of $20.0 million

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $3.25 per diluted share for the first half of 2023 compared to $2.25 per diluted share for the first half of 2022.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2023 versus year-to-date June 30, 2022 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date June 30, 2022	$ 376.8
Higher aggregates gross profit	156.1
Higher asphalt gross profit	46.7
Lower concrete gross profit	(33.5)
Higher calcium gross profit	1.1
Higher selling, administrative and general expenses	(3.1)
Higher gain on sale of property, plant & equipment and businesses	13.9
Higher interest expense, net	(21.0)
All other	6.9
Year-to-date June 30, 2023	$ 543.9

Aggregates segment sales for the first six months of 2023 were $2,872.8 million (up 14%) while aggregates shipments decreased 1%, or 1.7 million tons, compared to the prior year. Freight-adjusted average sales price increased 17.4%, or $2.77 per ton, versus the first six months of 2022.

Aggregates segment gross profit was $801.3 million ($6.96 per ton) versus $645.2 million ($5.52 per ton) in the first half of 2022. Cash gross profit per ton increased 23% from the prior year’s first six months to $8.98 per ton. Freight-adjusted unit cost of sales for the first half of 2023 increased 13%, or $1.33 per ton, versus the prior year.

Asphalt segment gross profit of $57.4 million was up $46.7 million from the first six months of 2022. Asphalt mix shipments increased 5% while average unit selling prices increased 11.2%, or $7.55 per ton. Compared to the prior year’s first half, asphalt mix unit material margins increased 47% as a result of continued pricing momentum and lower liquid asphalt costs.

Concrete segment gross profit was $24.7 million for the first half of 2023, a decrease of $33.5 million from the prior year period. Ready-mixed concrete shipments decreased 28% while the average sales price increased 11.1% and unit material margins increased 7%. Current year results were impacted by the divestiture of our concrete operations in New Jersey, New York and Pennsylvania in November 2022.

Calcium segment gross profit of $1.9 million was up $1.1 million compared to the first half of 2022.

SAG expenses were $256.5 million versus $253.4 million in the prior year’s first half reflecting a 50 basis points improvement from the prior year. We remain focused on further leveraging our overhead cost structure.

Gain on sale of property, plant & equipment and businesses was $18.5 million in the first half of 2023 versus $4.6 million in the first half of 2022. The 2023 amount includes the aforementioned net pretax gain of $15.2 million from the sale of real estate associated with a former recycled concrete facility in Illinois.

Other operating income (expense), which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $9.0 million of expense for the first half of 2023 compared to $11.6 million of expense in the first half of 2022.

Other nonoperating income (expense), net was $1.3 million of income for the first half of 2023 compared to $3.0 million of expense in the first half of 2022.

Net interest expense was $95.7 million in the first half of 2023 compared to $74.7 million in the first half of 2022.

Income tax expense from continuing operations was $108.6 million in the first half of 2023 compared to $82.4 million in the first half of 2022. The increase in tax expense was due to higher pretax earnings partially offset by a tax benefit from a prior year business disposition recorded in the first quarter.

Earnings attributable to Vulcan from continuing operations were $3.25 per diluted share in the first half of 2023 compared to $2.20 per diluted share in the first half of 2022.

Discontinued Operations — First half pretax loss from discontinued operations was $7.9 million in 2023 compared with a pretax loss of $20.0 million in 2022. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business while 2022 includes a $15.3 million charge for a litigation matter. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

Further, the Mexican government has taken actions adverse to our property and operations in Mexico. On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to Calica and began a proceeding that could result in the revocation of that permit. We strongly believe that the actions taken by Mexico are arbitrary and illegal, and we intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law. For additional information regarding our Calica operations, see Note 8, NAFTA Arbitration.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2023	2022	2023	2022
Aggregates segment
Segment sales	$ 1,578.4	$ 1,401.8	$ 2,872.8	$ 2,523.0
Less
Freight & delivery revenues [1]	364.7	336.0	674.5	608.3
Other revenues	29.3	29.2	48.0	55.4
Freight-adjusted revenues	$ 1,184.4	$ 1,036.6	$ 2,150.3	$ 1,859.3
Unit shipments - tons	63.4	63.8	115.1	116.8
Freight-adjusted sales price	$ 18.69	$ 16.25	$ 18.68	$ 15.91

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

cash gross profit

GAAP does not define “cash gross profit,” and it should not be considered as an alternative to earnings measures defined by GAAP. We and the investment community use this metric to assess the operating performance of our business. Additionally, we present this metric as we believe that it closely correlates to long-term shareholder value. We do not use this metric as a measure to allocate resources. Cash gross profit adds back noncash charges for depreciation, depletion, accretion and amortization to gross profit. Segment cash gross profit per unit is computed by dividing segment cash gross profit by units shipped. Segment cash cost of sales per unit is computed by subtracting segment cash gross profit per unit from segment freight-adjusted sales price. Segment freight-adjusted sales price is calculated by dividing revenues generated from the shipment of product (excluding service revenues generated by the segments) by the total units of the product shipped. Reconciliation of these metrics to their nearest GAAP measures are presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30
in millions, except per ton data	2023	2022	2023	2022
Aggregates segment
Gross profit	$ 498.6	$ 402.4	$ 801.3	$ 645.2
Depreciation, depletion, accretion and amortization	119.6	107.3	231.9	210.9
Aggregates segment cash gross profit	$ 618.2	$ 509.7	$ 1,033.2	$ 856.1
Unit shipments - tons	63.4	63.8	115.1	116.8
Aggregates segment gross profit per ton	$ 7.87	$ 6.31	$ 6.96	$ 5.52
Aggregates segment cash gross profit per ton	$ 9.76	$ 7.99	$ 8.98	$ 7.33
Aggregates segment freight-adjusted sales price	$ 18.69	$ 16.25	$ 18.68	$ 15.91
Aggregates segment freight-adjusted cash cost of
sales per ton	$ 8.93	$ 8.26	$ 9.70	$ 8.58
Asphalt segment
Gross profit	$ 56.6	$ 13.6	$ 57.4	$ 10.7
Depreciation, depletion, accretion and amortization	8.9	8.5	17.8	17.1
Asphalt segment cash gross profit	$ 65.5	$ 22.1	$ 75.2	$ 27.8
Unit shipments - tons	4.0	3.4	6.1	5.7
Asphalt segment gross profit per ton	$ 14.24	$ 3.95	$ 9.49	$ 1.86
Asphalt segment cash gross profit per ton	$ 16.48	$ 6.44	$ 12.44	$ 4.84
Asphalt segment average sales price	$ 75.52	$ 69.42	$ 74.80	$ 67.25
Asphalt segment cash cost of sales per ton	$ 59.04	$ 62.98	$ 62.36	$ 62.41
Concrete segment
Gross profit	$ 27.0	$ 30.0	$ 24.7	$ 58.2
Depreciation, depletion, accretion and amortization	19.5	20.7	39.9	41.8
Concrete segment cash gross profit	$ 46.5	$ 50.7	$ 64.6	$ 100.0
Unit shipments - cubic yards	2.1	2.8	3.9	5.3
Concrete segment gross profit per cubic yard	$ 12.95	$ 10.60	$ 6.40	$ 10.92
Concrete segment cash gross profit per cubic yard	$ 22.27	$ 17.93	$ 16.76	$ 18.76
Concrete segment average sales price	$ 163.82	$ 148.75	$ 162.64	$ 146.43
Concrete segment cash cost of sales per cubic yard	$ 141.55	$ 130.82	$ 145.88	$ 127.67
Calcium segment
Gross profit	$ 1.1	$ 0.2	$ 1.9	$ 0.8
Depreciation, depletion, accretion and amortization	0.0	0.1	0.1	0.1
Calcium segment cash gross profit	$ 1.1	$ 0.3	$ 2.0	$ 0.9

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

	Three Months Ended		Six Months Ended		Trailing-Twelve Months
	June 30		June 30		June 30
in millions	2023	2022	2023	2022	2023	2022
Net earnings attributable to Vulcan	$ 308.6	$ 187.3	$ 429.3	$ 279.1	$ 725.7	$ 594.0
Income tax expense	90.8	59.2	106.6	77.2	215.8	159.2
Interest expense, net of interest income	46.7	38.7	95.7	74.7	189.3	147.6
Depreciation, depletion, accretion and amortization	154.9	143.0	303.3	284.0	606.8	543.5
EBITDA	$ 601.0	$ 428.2	$ 934.8	$ 715.0	$ 1,737.7	$ 1,444.2
Loss on discontinued operations	$ 4.9	$ 17.6	$ 7.9	$ 20.0	$ 13.0	$ 21.2
Gain on sale of real estate and businesses, net	(15.2)	0.0	(15.2)	0.0	(21.3)	0.0
Loss on impairments	0.0	0.0	0.0	0.0	67.8	0.0
Charges associated with divested operations	4.3	0.4	4.7	0.7	7.8	1.5
Acquisition related charges [1]	0.3	4.0	0.8	8.4	9.5	56.4
COVID-19 direct incremental costs	0.0	0.0	0.0	0.0	0.0	9.6
Pension settlement charge	0.0	0.0	0.0	0.0	0.0	12.1
Adjusted EBITDA	$ 595.3	$ 450.2	$ 932.9	$ 744.1	$ 1,814.5	$ 1,545.1

[1]

Represents charges associated with acquisitions requiring clearance under federal antitrust laws. Costs for trailing-twelve months ended June 30, 2022 include U.S. Concrete acquisition related expenses of $21.8 million, the cost impact of purchase accounting inventory valuations of $14.8 million and change in control severance and retention charges of $16.0 million (see Note 16 for additional information).

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$ 2.31	$ 1.40	$ 3.21	$ 2.09
Less: Discontinued operations	(0.02)	(0.10)	(0.04)	(0.11)
Diluted EPS attributable to Vulcan from continuing
operations	$ 2.33	$ 1.50	$ 3.25	$ 2.20
Items included in Adjusted EBITDA above, net of tax	$ (0.06)	$ 0.03	$ (0.05)	$ 0.05
NOL carryforward valuation allowance	0.02	0.00	0.05	0.00
Adjusted diluted EPS attributable to Vulcan from
continuing operations	$ 2.29	$ 1.53	$ 3.25	$ 2.25

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	June 30
in millions	2023	2022
Debt
Current maturities of long-term debt	$ 0.5	$ 0.5
Short-term debt	0.0	176.0
Long-term debt	3,873.2	3,873.7
Total debt	$ 3,873.7	$ 4,050.2
Less: Cash and cash equivalents and restricted cash	168.2	123.7
Net debt	$ 3,705.5	$ 3,926.5
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,814.5	$ 1,545.1
Total debt to TTM Adjusted EBITDA	2.1x	2.6x
Net debt to TTM Adjusted EBITDA	2.0x	2.5x

RETURN ON INVESTED CAPITAL

We define “Return on Invested Capital” (ROIC) as Adjusted EBITDA for the trailing-twelve months divided by average invested capital (as illustrated below) during the trailing-five quarters. Our calculation of ROIC is considered a non-GAAP financial measure because we calculate ROIC using the non-GAAP metric EBITDA. We believe that our ROIC metric is meaningful because it helps investors assess how effectively we are deploying our assets. Although ROIC is a standard financial metric, numerous methods exist for calculating a company’s ROIC. As a result, the method we use to calculate our ROIC may differ from the methods used by other companies. This metric is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below (numbers may not foot due to rounding):

	Trailing-Twelve Months
	June 30	June 30
dollars in millions	2023	2022
Adjusted EBITDA	$ 1,814.5	$ 1,545.1
Average invested capital
Property, plant & equipment, net	$ 5,986.1	$ 5,385.6
Goodwill	3,703.1	3,599.0
Other intangible assets	1,703.7	1,640.0
Fixed and intangible assets	$ 11,392.9	$ 10,624.6
Current assets	$ 1,994.5	$ 1,835.5
Less: Cash and cash equivalents	148.1	320.6
Less: Current tax	52.6	46.2
Adjusted current assets	1,793.8	1,468.7
Current liabilities	980.0	833.5
Less: Current maturities of long-term debt	0.5	7.5
Less: Short-term debt	117.6	55.2
Adjusted current liabilities	861.9	770.8
Adjusted net working capital	$ 931.9	$ 697.9
Average invested capital	$ 12,324.8	$ 11,322.5
Return on invested capital	14.7%	13.6%

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

2023 Projected
in millions	Mid-point
Net earnings attributable to Vulcan	$ 895
Income tax expense	250
Interest expense, net of interest income	195
Depreciation, depletion, accretion and amortization	610
Projected EBITDA	$ 1,950

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our June 30, 2023 cash and cash equivalents and restricted cash balances of $168.2 million is $2.2 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Six Months Ended
	June 30
in millions	2023	2022
Net earnings	$ 429.5	$ 279.5
Depreciation, depletion, accretion and amortization (DDA&A)	303.3	284.0
Noncash operating lease expense	27.3	31.3
Net gain on sale of property, plant & equipment and businesses	(18.5)	(4.6)
Contributions to pension plans	(3.8)	(3.9)
Deferred tax provision (benefit)	(4.7)	6.6
Other operating cash flows, net [1]	(225.6)	(267.4)
Net cash provided by operating activities	$ 507.5	$ 325.5

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $507.5 million during the six months ended June 30, 2023, a $182.0 million increase compared to the same period of 2022. The increase was primarily attributable to a $150.0 million increase in net earnings and changes in working capital balances.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 43.8 days at June 30, 2023 compared to 46.5 days at June 30, 2022. Additionally, our over 90 day receivables balance was $36.5 million at June 30, 2023, a decrease of $2.6 million from the $39.1 million balance at June 30, 2022. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

cash from investing activities

Net cash used for investing activities was $203.2 million during the first six months of 2023, a $265.5 million decrease compared to cash used of $468.7 million in the same period of 2022. This decrease was primarily attributable to a $189.0 million decrease in payments for businesses acquired in the current period compared to the prior period. During the first six months of 2022, we acquired businesses for $188.1 million (see Note 16 to the condensed consolidated financial statements). Additionally, during the first six months of 2023, we received $130.0 million in proceeds from the collection of a note receivable related to the sale of concrete operations in New Jersey, New York and Pennsylvania in November 2022. Furthermore, during the first six months of 2023, we invested $354.6 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $290.6 million in the prior year period. Of this $354.6 million, $77.9 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities.

cash from financing activities

Net cash used for financing activities in the first six months of 2023 was $297.6 million, compared to cash provided of $25.4 million in the same period of 2022. The current year includes a $100.0 million net payment on our line of credit, whereas the prior year includes a $176.0 million net draw on our line of credit. Additionally, we increased the capital returned to our shareholders by $58.0 million via higher dividends of $8.1 million ($0.43 per share compared to $0.40 per share) and higher share repurchases of $49.9 million (241,363 shares repurchased at $206.82 average price per share compared to none in the first half of 2022).

debt

Certain debt measures are presented below:

	June 30	December 31	June 30
dollars in millions	2023	2022	2022
Debt
Current maturities of long-term debt	$ 0.5	$ 0.5	$ 0.5
Short-term debt	0.0	100.0	176.0
Long-term debt	3,873.2	3,875.2	3,873.7
Total debt	$ 3,873.7	$ 3,975.7	$ 4,050.2
Capital
Total debt	$ 3,873.7	$ 3,975.7	$ 4,050.2
Total equity	7,226.4	6,952.2	6,744.2
Total capital	$ 11,100.1	$ 10,927.9	$ 10,794.4
Total Debt as a Percentage of Total Capital	34.9%	36.4%	37.5%
Weighted-average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	5.43%	4.79%	N/A
Term debt	4.78%	4.75%	4.05%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	72.1%	70.3%	69.0%
Floating-rate debt	27.9%	29.7%	31.0%

[1]	Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

At June 30, 2023, total debt to trailing-twelve months Adjusted EBITDA was 2.1 times (2.0 times on a net debt basis reflecting $168.2 million of cash on hand). Our weighted-average debt maturity was 10.4 years.

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

Our unsecured line of credit was amended in August 2022 to increase the borrowing capacity from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2023, we were in compliance with the covenants, the margin for the Secured Overnight Financing Rate (SOFR) borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.

As of June 30, 2023, our available borrowing capacity under the line of credit was $1,516.8 million. Utilization of the borrowing capacity was as follows:

▪None was borrowed

▪$83.2 million was used to support standby letters of credit

TERM DEBT

All of our $3,941.6 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of June 30, 2023, we were in compliance with all term debt covenants.

In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. Total proceeds of $546.6 million (net of discounts and transaction costs), together with cash on hand, were used to repay the $550.0 million delayed draw term loan.

CURRENT MATURITIES of long-term debt

The $0.5 million of current maturities of long-term debt as of June 30, 2023 is due as follows:

Current
in millions	Maturities
Third quarter 2023	$0.0
Fourth quarter 2023	0.0
First quarter 2024	0.5
Second quarter 2024	0.0

debt ratings

Our debt ratings and outlooks as of June 30, 2023 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	June 30	December 31	June 30
in millions	2023	2022	2022
Common stock shares at January 1,
issued and outstanding	132.9	132.7	132.7
Common Stock Issuances
Share-based compensation plans	0.2	0.2	0.2
Common Stock Purchases
Purchased and retired	(0.2)	0.0	0.0
Common stock shares at end of period,
issued and outstanding	132.9	132.9	132.9

As of June 30, 2023, there were 7,823,488 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	June 30	December 31		June 30
in millions, except average cost	2023	2022	2022	2022	2022
Shares Purchased and Retired
Number	0.2	0.0		0.0
Total purchase price	$ 49.9	$ 0.0		$ 0.0
Average cost per share	$ 206.82	$ 0.00		$ 0.00

There were no shares held in treasury as of June 30, 2023, December 31, 2022 and June 30, 2022.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2023.

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

In March 2023, we issued $550.0 million of 5.80% fixed-rate debt maturing in March 2026. Concurrently, we entered into fixed-to-floating interest rate swap agreements designated as fair value hedges in the amount of $550.0 million. Under these swap agreements, we receive a fixed interest rate of 5.80% (matches the fixed rate we pay on the $550.0 million of debt) and pay daily compound SOFR plus 0.241%. The changes in the fair value of these swaps designated as fair value hedges are recorded in interest expense consistent with the change in fair value of the hedged fixed-rate debt. At June 30, 2023, we recognized a net liability of $2.0 million equal to the fair value of this swap and a corresponding decrease in the fair value of the hedged fixed-rate debt.

At June 30, 2023, the estimated fair value of our long-term debt including current maturities was $3,715.5 million compared to a face value of $3,941.6 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.2 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

We are in the process of replacing our legacy quote to cash software system for our ready-mixed concrete operations. We expect the full implementation of this system to be completed by the fourth quarter of 2023.

No other changes were made during the second quarter of 2023 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 8 to the condensed consolidated financial statements and Part II. Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended June 30, 2023 are summarized below.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares That May
	Number of	Average	As Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
2023
Apr 1 - Apr 30	0	$ 0.00	0	8,064,851
May 1 - May 31	0	$ 0.00	0	8,064,851
June 1 - June 30	241,363	$ 206.82	241,363	7,823,488
Total	241,363	$ 206.82	241,363

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of June 30, 2023, there were 7,823,488 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the second quarter of 2023.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 5

OTHER INFORMATION

SECURITIES TRADING PLANS of SeCTION 16 OFFICERS AND DIRECTORS

During the three months ended June 30, 2023, certain of our Section 16 officers and directors listed below adopted trading arrangements for the sale of shares of our common stock as follows:

		Trading Arrangement
		Rule	Non-Rule		Expiration	Number of
Name and Title	Action	10b5-1 [1]	10b5-1 [2]	Date	of Plan	Shares to be Sold [3]
Stanley G. Bass, Chief Strategy Officer	Adoption	X		June 9, 2023	Earlier of when all shares under plan are sold and January 31, 2024	12,300

[1]	Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
[2]	Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
[3]	The actual number of shares of our common stock to be sold may vary as a result of shares withheld for payment of taxes.

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
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date August 4, 2023	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date August 4, 2023	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)