Form 10-Q
period 2023-09-30
Vulcan Materials CO
filed 2023-10-27
CIK 1396009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

                    Class

Shares outstanding       at October 17, 2023

Common Stock, $1 Par Value

132,873,387

VULCAN MATERIALS COMPANY FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2023 Contents

			Page
PART I	FINANCIAL INFORMATION
	Item 1.

Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

			2 3 4 5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
	Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	50
	Item 1A.	Risk Factors	50
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
	Item 4.	Mine Safety Disclosures	50
	Item 5.	Other Information	50
	Item 6.	Exhibits	51
		Signatures	52

Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

part I financial information

  ITEM 1

FINANCIAL STATEMENTS

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	September 30	December 31	September 30
in millions	2023	2022	2022
Assets
Cash and cash equivalents	$ 340.0	$ 161.4	$ 122.4
Restricted cash	5.0	0.1	24.5
Accounts and notes receivable
Accounts and notes receivable, gross	1,199.2	1,056.2	1,223.6
Allowance for credit losses	(14.7)	(10.9)	(11.0)
Accounts and notes receivable, net	1,184.5	1,045.3	1,212.6
Inventories
Finished products	448.1	439.3	403.3
Raw materials	50.5	63.4	64.9
Products in process	8.6	6.0	5.6
Operating supplies and other	63.4	70.6	68.2
Inventories	570.6	579.3	542.0
Other current assets	106.0	115.9	140.8
Assets held for sale	495.1	0.0	291.1
Total current assets	2,701.2	1,902.0	2,333.4
Investments and long-term receivables	31.2	31.8	33.1
Property, plant & equipment
Property, plant & equipment, cost	11,610.4	11,306.4	11,133.6
Allowances for depreciation, depletion & amortization	(5,498.4)	(5,255.1)	(5,148.3)
Property, plant & equipment, net	6,112.0	6,051.3	5,985.3
Operating lease right-of-use assets, net	521.5	572.6	574.2
Goodwill	3,531.7	3,689.6	3,704.5
Other intangible assets, net	1,471.8	1,702.1	1,708.3
Other noncurrent assets	251.1	285.2	277.0
Total assets	$ 14,620.5	$ 14,234.6	$ 14,615.8
Liabilities
Current maturities of long-term debt	0.5	0.5	0.5
Short-term debt	0.0	100.0	312.0
Trade payables and accruals	412.8	454.5	484.2
Other current liabilities	440.8	401.6	454.7
Liabilities held for sale	10.1	0.0	111.1
Total current liabilities	864.2	956.6	1,362.5
Long-term debt	3,874.3	3,875.2	3,874.2
Deferred income taxes, net	1,068.3	1,072.8	1,073.0
Deferred revenue	147.4	159.8	161.7
Noncurrent operating lease liabilities	516.0	548.4	549.8
Other noncurrent liabilities	685.1	669.6	715.7
Total liabilities	$ 7,155.3	$ 7,282.4	$ 7,736.9
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares,
Outstanding 132.9, 132.9 and 132.9 shares, respectively	132.9	132.9	132.9
Capital in excess of par value	2,862.4	2,839.0	2,826.9
Retained earnings	4,595.0	4,111.4	4,045.3
Accumulated other comprehensive loss	(149.7)	(154.7)	(149.4)
Total shareholders' equity	7,440.6	6,928.6	6,855.7
Noncontrolling interest	24.6	23.6	23.2
Total equity	$ 7,465.2	$ 6,952.2	$ 6,878.9
Total liabilities and equity	$ 14,620.5	$ 14,234.6	$ 14,615.8
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
Unaudited	September 30		September 30
in millions, except per share data	2023	2022	2023	2022
Total revenues	$ 2,185.8	$ 2,088.3	$ 5,947.6	$ 5,583.3
Cost of revenues	(1,594.8)	(1,595.4)	(4,471.3)	(4,375.5)
Gross profit	591.0	492.9	1,476.3	1,207.8
Selling, administrative and general expenses	(143.9)	(135.3)	(400.4)	(388.7)
Gain on sale of property, plant & equipment
and businesses	4.3	23.8	22.8	28.4
Loss on impairments	(28.3)	(67.8)	(28.3)	(67.8)
Other operating expense, net	(4.2)	(8.2)	(13.1)	(19.8)
Operating earnings	418.9	305.4	1,057.3	759.9
Other nonoperating income (expense), net	(6.4)	1.3	(5.3)	(1.7)
Interest expense, net	(46.6)	(46.1)	(142.2)	(120.8)
Earnings from continuing operations
before income taxes	365.9	260.6	909.8	637.4
Income tax expense	(85.8)	(82.3)	(194.4)	(164.6)
Earnings from continuing operations	280.1	178.3	715.4	472.8
Loss on discontinued operations, net of tax	(2.8)	(1.2)	(8.6)	(16.1)
Net earnings	277.3	177.1	706.8	456.7
Earnings attributable to noncontrolling interest	(0.8)	0.0	(1.0)	(0.5)
Net earnings attributable to Vulcan	$ 276.5	$ 177.1	$ 705.8	$ 456.2
Other comprehensive income, net of tax
Amortization of prior cash flow hedge loss	0.4	0.4	1.2	1.1
Amortization of actuarial loss and prior service
cost for benefit plans	1.3	0.7	3.8	2.2
Other comprehensive income	1.7	1.1	5.0	3.3
Comprehensive income	279.0	178.2	711.8	460.0
Comprehensive earnings attributable to
noncontrolling interest	(0.8)	0.0	(1.0)	(0.5)
Comprehensive income attributable to Vulcan	$ 278.2	$ 178.2	$ 710.8	$ 459.5
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$ 2.10	$ 1.34	$ 5.37	$ 3.55
Discontinued operations	(0.02)	(0.01)	(0.07)	(0.12)
Net earnings	$ 2.08	$ 1.33	$ 5.30	$ 3.43
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 2.09	$ 1.33	$ 5.34	$ 3.54
Discontinued operations	(0.02)	0.00	(0.06)	(0.12)
Net earnings	$ 2.07	$ 1.33	$ 5.28	$ 3.42
Weighted-average common shares outstanding
Basic	133.0	133.0	133.1	133.0
Assuming dilution	133.7	133.6	133.7	133.6
Effective tax rate from continuing operations	23.4%	31.6%	21.4%	25.8%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Unaudited	September 30
in millions	2023	2022
Operating Activities
Net earnings	$ 706.8	$ 456.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	464.4	435.0
Loss on impairments	28.3	67.8
Noncash operating lease expense	40.7	46.6
Net gain on sale of property, plant & equipment and businesses	(22.8)	(28.4)
Contributions to pension plans	(5.6)	(5.8)
Share-based compensation expense	43.5	27.9
Deferred tax provision (benefit)	(6.0)	35.4
Changes in assets and liabilities before initial
effects of business acquisitions and dispositions	(206.0)	(295.5)
Other, net	11.9	8.6
Net cash provided by operating activities	$ 1,055.2	$ 748.3
Investing Activities
Purchases of property, plant & equipment	(666.3)	(450.4)
Proceeds from sale of property, plant & equipment	26.2	37.8
Proceeds from sale of businesses	130.0	0.0
Payment for businesses acquired, net of acquired cash and adjustments	0.9	(528.0)
Other, net	0.0	(0.1)
Net cash used for investing activities	$ (509.2)	$ (940.7)
Financing Activities
Proceeds from short-term debt	166.1	1,288.2
Payment of short-term debt	(266.1)	(976.2)
Payment of current maturities and long-term debt	(550.5)	(557.6)
Proceeds from issuance of long-term debt	550.0	550.0
Debt issuance and exchange costs	(3.4)	(2.9)
Payment of finance leases	(17.2)	(27.0)
Purchases of common stock	(49.9)	0.0
Dividends paid	(171.6)	(159.5)
Share-based compensation, shares withheld for taxes	(19.9)	(17.4)
Other, net	0.0	0.2
Net cash provided by (used for) financing activities	$ (362.5)	$ 97.8
Net increase (decrease) in cash and cash equivalents and restricted cash	183.5	(94.6)
Cash and cash equivalents and restricted cash at beginning of year	161.5	241.5
Cash and cash equivalents and restricted cash at end of period	$ 345.0	$ 146.9
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

We operate primarily in the United States, and our principal product — aggregates — is used in virtually all types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve aggregates markets in twenty-two states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; Puerto Cortés, Honduras; and Quintana Roo, Mexico (see Note 8, NAFTA Arbitration). Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates are our focus and primary business, we produce and sell asphalt mix and/or ready-mixed concrete in our Alabama, Arizona, California, Maryland, New Mexico, Oklahoma, Tennessee, Texas, Virginia, U.S. Virgin Islands and Washington D.C. markets.

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

Operating results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Construction activity continues to be impacted by cost inflation and capacity constraints (including supply chain bottlenecks, labor shortages and transportation availability).

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after September 30, 2023 will be reflected in management’s estimates for future periods.

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

DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Discontinued Operations
Pretax loss	$ (3.8)	$ (1.6)	$ (11.7)	$ (21.7)
Income tax benefit	1.0	0.4	3.1	5.6
Loss on discontinued operations,
net of tax	$ (2.8)	$ (1.2)	$ (8.6)	$ (16.1)

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

EARNINGS PER SHARE (EPS)

Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Weighted-average common shares
outstanding	133.0	133.0	133.1	133.0
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.2	0.2	0.2	0.2
Other stock compensation awards	0.5	0.4	0.4	0.4
Weighted-average common shares
outstanding, assuming dilution	133.7	133.6	133.7	133.6

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

Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Antidilutive common stock equivalents	0.0	0.1	0.1	0.1

Note 2: Leases

Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment). Additionally, we entered into an agreement to lease a terminal in California. We expect to have all permits in place associated with all lease commencement options by early 2024.

Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

		September 30	December 31	September 30
dollars in millions	Classification on the Balance Sheet	2023	2022	2022
Assets [1]
Operating lease ROU assets		$ 644.8	$ 665.4	$ 778.8
Accumulated amortization		(113.4)	(92.8)	(89.6)
Operating leases, net	Operating lease right-of-use assets, net	531.4	572.6	689.2
Finance lease ROU assets		85.8	93.2	111.2
Accumulated depreciation		(22.1)	(14.9)	(12.6)
Finance leases, net	Property, plant & equipment, net	63.7	78.3	98.6
Total lease assets		$ 595.1	$ 650.9	$ 787.8
Liabilities [1]
Current
Operating	Other current liabilities	$ 48.2	$ 48.1	$ 51.9
Finance	Other current liabilities	18.4	22.3	27.7
Noncurrent
Operating	Noncurrent operating lease liabilities	525.4	548.4	643.3
Finance	Other noncurrent liabilities	22.7	34.8	45.9
Total lease liabilities		$ 614.7	$ 653.6	$ 768.8
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.4	19.7	20.1
Finance leases		2.5	3.0	3.1
Weighted-average discount rate
Operating leases		4.3%	3.9%	3.7%
Finance leases		2.0%	1.8%	1.6%

[1]	Balances at September 30, 2023 and September 30, 2022 include lease assets and liabilities classified as held for sale as detailed in Note 16.

The decreases from September 30, 2022 in total lease assets and liabilities presented above primarily relate to the 2022 sale of concrete operations in New Jersey, New York and Pennsylvania (see Note 16 for additional information). Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Lease Cost
Finance lease cost
Depreciation of right-of-use assets	$ 3.3	$ 4.2	$ 10.1	$ 12.9
Interest on lease liabilities	0.2	0.2	0.7	0.9
Operating lease cost	19.1	21.7	58.3	65.6
Short-term lease cost [1]	14.8	12.3	38.5	32.8
Variable lease cost	4.9	4.7	15.0	8.9
Sublease income	(0.8)	(0.6)	(2.7)	(2.2)
Total lease cost	$ 41.5	$ 42.5	$ 119.9	$ 118.9

[1]	Our short-term lease cost includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $55.0 million and $60.0 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for finance leases (principal and interest) was $17.9 million and $28.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

In the third quarter of 2023, we recorded income tax expense from continuing operations of $85.8 million compared to $82.3 million in the third quarter of 2022. The increase in tax expense was due to higher pretax earnings partially offset by a tax benefit related to a reserve recorded on the assets held for sale in the third quarter of 2023 (see Note 16) and a smaller valuation allowance recorded on Mexico losses when compared to the third quarter of 2022.

For the first nine months of 2023, we recorded income tax expense from continuing operations of $194.4 million compared to $164.6 million for the first nine months of 2022. The increase in tax expense was due to higher pretax earnings partially offset by tax benefits from a prior year business disposition recorded in the first quarter of 2023 and the reserve recorded on the assets held for sale as noted above.

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

As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. As a result, in 2022, Calica generated a net operating loss (NOL) deferred tax asset of $14.5 million. Based on the weight of all available positive and negative evidence, we concluded that it is more likely than not that Calica will be unable to realize the NOL deferred tax asset during the ten-year carryforward period resulting in a valuation allowance of $14.5 million in 2022 ($9.6 million of which was recorded as of September 30, 2022). In 2023, we project a $16.6 million increase in deferred tax assets against which a valuation allowance was recorded as a component of the EAETR in the first nine months of 2023. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.

We project Alabama NOL carryforward deferred tax assets at December 31, 2023 of $74.7 million, against which we have a valuation allowance of $54.3 million as of September 30, 2023. Almost all of the Alabama NOL carryforward would expire between 2023 and 2029 if not utilized.

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

Our segment total revenues by geographic market for the three and nine month periods ended September 30, 2023 and 2022 are disaggregated as follows (the decrease in East market concrete revenues is primarily attributable to the sale of concrete operations in New Jersey, New York and Pennsylvania in November 2022; see Note 16 for additional information):

	Three Months Ended September 30, 2023
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 464.8	$ 64.5	$ 95.4	$ 0.0	$ 624.7
Gulf Coast	898.1	71.4	168.7	2.3	1,140.5
West	263.2	211.3	100.5	0.0	575.0
Segment sales	$ 1,626.1	$ 347.2	$ 364.6	$ 2.3	$ 2,340.2
Intersegment sales	(154.4)	0.0	0.0	0.0	(154.4)
Total revenues	$ 1,471.7	$ 347.2	$ 364.6	$ 2.3	$ 2,185.8

	Three Months Ended September 30, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 455.0	$ 61.4	$ 206.9	$ 0.0	$ 723.3
Gulf Coast	801.8	64.1	146.7	2.1	1,014.7
West	233.7	184.7	96.9	0.0	515.3
Segment sales	$ 1,490.5	$ 310.2	$ 450.5	$ 2.1	$ 2,253.3
Intersegment sales	(165.0)	0.0	0.0	0.0	(165.0)
Total revenues	$ 1,325.5	$ 310.2	$ 450.5	$ 2.1	$ 2,088.3

	Nine Months Ended September 30, 2023
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,259.7	$ 147.1	$ 278.7	$ 0.0	$ 1,685.5
Gulf Coast	2,561.7	182.0	457.6	7.0	3,208.3
West	677.5	525.2	257.0	0.0	1,459.7
Segment sales	$ 4,498.9	$ 854.3	$ 993.3	$ 7.0	$ 6,353.5
Intersegment sales	(405.9)	0.0	0.0	0.0	(405.9)
Total revenues	$ 4,093.0	$ 854.3	$ 993.3	$ 7.0	$ 5,947.6

	Nine Months Ended September 30, 2022
in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Total Revenues by Geographic Market [1]
East	$ 1,137.5	$ 132.0	$ 544.4	$ 0.0	$ 1,813.9
Gulf Coast	2,247.3	166.7	427.8	5.4	2,847.2
West	628.7	453.4	261.2	0.0	1,343.3
Segment sales	$ 4,013.5	$ 752.1	$ 1,233.4	$ 5.4	$ 6,004.4
Intersegment sales	(421.1)	0.0	0.0	0.0	(421.1)
Total revenues	$ 3,592.4	$ 752.1	$ 1,233.4	$ 5.4	$ 5,583.3

[1]	The geographic markets are defined by states/countries as follows:

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
 Tennessee, Virginia and Washington D.C.

Gulf Coast market - Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, U.S. Virgin
 Islands, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)

West market - Arizona, California, Hawaii, New Mexico and British Columbia (Canada)

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $76.7 million (3.5% of total revenues) and $71.1 million (3.4% of total revenues) for the three months ended September 30, 2023 and 2022, respectively, and $181.5 million (3.1% of total revenues) and $178.0 million (3.2% of total revenues) for the nine months ended September 30, 2023 and 2022, respectively.

Our products typically are sold to private industry and not directly to governmental entities. Although approximately 40% to 55% of our aggregates shipments have historically been used in publicly funded construction (such as highways, airports and government buildings), relatively insignificant sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, the vast majority of our aggregates business is not directly subject to renegotiation of profits or termination of contracts with state or federal governments.

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

Freight & delivery revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Freight & Delivery Revenues
Total revenues	$ 2,185.8	$ 2,088.3	$ 5,947.6	$ 5,583.3
Freight & delivery revenues [1]	(276.5)	(261.8)	(766.9)	(727.4)
Total revenues excluding freight & delivery	$ 1,909.3	$ 1,826.5	$ 5,180.7	$ 4,855.9

[1]	Includes freight & delivery to remote distribution sites.

CONSTRUCTION PAVING SERVICE REVENUES

Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at September 30, 2023 and 2022 were $116.3 million and $143.2 million, respectively. The remaining period to complete the obligations at September 30, 2023 ranged from 1 month to 47 months.

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

Changes in the VPP deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Deferred Revenue
Balance at beginning of period	$ 157.4	$ 165.9	$ 161.8	$ 170.1
Revenue recognized from deferred revenue	(2.5)	(2.2)	(6.9)	(6.4)
Balance at end of period	$ 154.9	$ 163.7	$ 154.9	$ 163.7

Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending September 30, 2024 (reflected in other current liabilities in our September 30, 2023 Condensed Consolidated Balance Sheet).

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Inputs that are derived principally from or corroborated by observable market data

Level 3: Inputs that are unobservable and significant to the overall fair value measurement

Our assets subject to fair value measurement on a recurring basis are summarized below:

Level 1 Fair Value
	September 30	December 31	September 30
in millions	2023	2022	2022
Fair Value Recurring
Rabbi Trust
Mutual funds	$ 28.7	$ 28.6	$ 24.9
Total	$ 28.7	$ 28.6	$ 24.9

	Level 2 Fair Value
	September 30	December 31	September 30
in millions	2023	2022	2022
Fair Value Recurring
Interest rate swaps	$ (2.1)	$ 0.0	$ 0.0
Rabbi Trust
Money market mutual fund	0.7	1.5	1.6
Total	$ (1.4)	$ 1.5	$ 1.6

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

Net gains (losses) of the Rabbi Trusts’ investments were $0.5 million and $(8.1) million for the nine months ended September 30, 2023 and 2022, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at September 30, 2023 and 2022 were $0.6 million and $(8.3) million, respectively.

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

During the third quarter of 2023, net assets held for sale with a carrying value of $513.3 million were written down to their estimated fair value less cost to sell of $485.0 million, resulting in an impairment loss of $28.3 million. In addition, during the third quarter of 2022, net assets held for sale with a carrying value of $196.9 million were written down to their estimated fair value less cost to sell of $180.0 million, resulting in an impairment loss of $16.9 million. In both quarters, the estimated fair values (Level 1 fair value measurements) were determined based on the expected proceeds from the probable sales of the disposal groups. Refer to Note 16 for the major categories of assets and liabilities classified as held for sale and Note 15 for a related goodwill impairment charge in 2022.

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

The changes in the fair value of these swaps designated as fair value hedges are recorded in interest expense and are perfectly offset by changes in the fair value of the related debt also recorded in interest expense. These swaps are recognized at fair value in the accompanying Condensed Consolidated Balance Sheets as follows:

		Fair Value [1]
		September 30	December 31	September 30
in thousands	Balance Sheet Location	2023	2022	2022
Fair Value Hedges
Interest rate swaps	Other current assets	$ 0.1	$ 0.0	$ 0.0
Interest rate swaps	Other noncurrent liabilities	(2.2)	0.0	0.0
Interest rate swaps net liability		$ (2.1)	$ 0.0	$ 0.0

[1]	See Note 5 for further discussion of fair value determination.

In 2007, 2018 and 2020, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these cash flow hedges is deferred (recorded in accumulated other comprehensive income (AOCI)) and amortized to interest expense over the term of the related debt.

This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

		Three Months Ended		Nine Months Ended
	Income Statement	September 30		September 30
in millions	Location	2023	2022	2023	2022
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$ (0.5)	$ (0.5)	$ (1.6)	$ (1.5)

For the twelve-month period ending September 30, 2024, we estimate that $2.2 million of the $19.8 million net of tax loss in AOCI will be reclassified to interest expense.

Note 7: Debt

Debt is detailed as follows:

	Effective	September 30	December 31	September 30
in millions	Interest Rates	2023	2022	2022
Short-term Debt
Bank line of credit expires 2027 [1]		$ 0.0	$ 100.0	$ 312.0
Commercial paper expires 2027 [1]		0.0	0.0	0.0
Total short-term debt		$ 0.0	$ 100.0	$ 312.0
Long-term Debt
Bank line of credit expires 2027 [1]		$ 0.0	$ 0.0	$ 0.0
Commercial paper expires 2027 [1]		550.0	550.0	550.0
Delayed draw term loan due 2026		0.0	550.0	550.0
4.50% notes due 2025	4.65%	400.0	400.0	400.0
5.80% notes due 2026 [2]	6.02%	550.0	0.0	0.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	0.39%	1.5	1.8	1.8
Total long-term debt - face value		$ 3,941.6	$ 3,941.9	$ 3,941.9
Unamortized discounts and debt issuance costs		(64.7)	(66.2)	(67.2)
Fair value adjustments [3]		(2.1)	0.0	0.0
Total long-term debt - book value		$ 3,874.8	$ 3,875.7	$ 3,874.7
Less current maturities		(0.5)	(0.5)	(0.5)
Total long-term debt - reported value		$ 3,874.3	$ 3,875.2	$ 3,874.2
Estimated fair value of long-term debt		$ 3,597.6	$ 3,671.9	$ 3,620.1

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

Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $5.0 million and $5.0 million of net interest expense for these items for the nine months ended September 30, 2023 and 2022, respectively.

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

Our unsecured line of credit was amended in August 2022 to increase the borrowing capacity from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of September 30, 2023, we were in compliance with the covenants.

Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin ranging from 1.000% to 1.625% or Truist Bank’s base rate (generally, its prime rate) plus a margin ranging from 0.000% to 0.625%. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of September 30, 2023, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.

As of September 30, 2023, our available borrowing capacity under the line of credit was $1,516.8 million. Utilization of the borrowing capacity was as follows:

▪None was borrowed

▪$83.2 million was used to support standby letters of credit

TERM DEBT

All of our $3,941.6 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of September 30, 2023, we were in compliance with all term debt covenants.

In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. Total proceeds of $546.6 million (net of discounts and transaction costs), together with cash on hand, were used to repay the $550.0 million delayed draw term loan.

STANDBY LETTERS OF CREDIT

We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2023 are summarized by purpose in the table below:

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

As stated in Note 2, our lease liabilities totaled $614.7 million as of September 30, 2023 (including liabilities classified as held for sale – see Note 16).

As summarized by purpose in Note 7, our standby letters of credit totaled $83.2 million as of September 30, 2023.

As described in Note 9, our asset retirement obligations totaled $315.5 million as of September 30, 2023.

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

	September 30	December 31	September 30
in millions	2023	2022	2022
Accrued Environmental Remediation Costs
Continuing operations	$ 32.7	$ 28.6	$ 27.3
Retained from former Chemicals business	8.3	8.3	8.2
Total	$ 41.0	$ 36.9	$ 35.5

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

In February 2023, the EPA requested that Vulcan provide the Supplemental Report and an Alternative Design Work Plan (ADWP). Vulcan submitted the Supplemental Report in March 2023 and submitted the ADWP in May 2023. Similar to the PDI Evaluation Report, the Supplemental Report and ADWP identified expansion of the onsite Hewitt remedy in conjunction with the offsite treatment being performed by LADWP as the preferred options for addressing contamination in offsite areas, instead of the two wells proposed by the EPA. During the second quarter of 2023, we accrued an immaterial amount based on an engineer’s estimate of the cost associated with the expansion of the onsite system. The EPA provided initial comments on the Supplemental Report on August 1, 2023, and our response to their comments was provided on August 31, 2023. The EPA is currently reviewing the response to comments and has requested meetings with stakeholders including LADWP to determine a path forward.

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

A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends or Uncertainties). In July 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. A hearing on the merits of the ancillary claim took place in August 2023. We expect that the NAFTA arbitration tribunal will issue a decision on the claim and ancillary claim during the first half of 2024.

At this time, there can be no assurance whether we will be successful in our NAFTA claim and ancillary claim, and we cannot quantify the amount we may recover, if any, under this arbitration proceeding if we are successful.

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

ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
ARO Operating Costs
Accretion	$ 3.5	$ 3.6	$ 10.3	$ 10.7
Depreciation	2.2	2.4	6.6	7.2
Total	$ 5.7	$ 6.0	$ 16.9	$ 17.9

ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.

Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Asset Retirement Obligations
Balance at beginning of period	$ 311.6	$ 321.1	$ 311.3	$ 315.2
Liabilities incurred	0.0	19.2	0.0	21.5
Liabilities settled	(1.9)	(2.3)	(8.4)	(5.6)
Accretion expense	3.5	3.6	10.3	10.7
Revisions, net	2.3	(1.6)	2.3	(1.8)
Balance at end of period	$ 315.5	$ 340.0	$ 315.5	$ 340.0

ARO liabilities incurred as of September 30, 2022 primarily related to acquisitions completed in 2022 (see Note 16).

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

The following table sets forth the components of net periodic pension benefit cost:

PENSION BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Components of Net Periodic Benefit Cost
Service cost	$ 0.6	$ 1.0	$ 1.9	$ 3.0
Interest cost	8.5	5.3	25.4	15.8
Expected return on plan assets	(6.9)	(7.5)	(20.7)	(22.6)
Amortization of prior service cost	0.4	0.4	1.1	1.1
Amortization of actuarial loss	1.4	1.1	4.2	3.2
Net periodic pension benefit cost	$ 4.0	$ 0.3	$ 11.9	$ 0.5
Pretax reclassifications from AOCI included in
net periodic pension benefit cost	$ 1.8	$ 1.5	$ 5.3	$ 4.3

The contributions to pension plans for the nine months ended September 30, 2023 and 2022, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.

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

The following table sets forth the components of net periodic other postretirement benefit cost:

OTHER POSTRETIREMENT BENEFITS	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Components of Net Periodic Benefit Cost
Service cost	$ 0.5	$ 0.6	$ 1.5	$ 1.7
Interest cost	0.5	0.3	1.5	0.7
Amortization of prior service cost (credit)	0.4	0.0	1.1	(0.2)
Amortization of actuarial gain	(0.4)	(0.3)	(1.2)	(1.0)
Net periodic postretirement benefit cost	$ 1.0	$ 0.6	$ 2.9	$ 1.2
Pretax reclassifications from AOCI included in
net periodic postretirement benefit cost	$ 0.0	$ (0.3)	$ (0.1)	$ (1.2)

DEFINED CONTRIBUTION PLANS

In addition to our pension and postretirement plans, we sponsor five defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $58.6 million and $49.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 11: other Comprehensive Income

Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.

Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

	September 30	December 31	September 30
in millions	2023	2022	2022
AOCI
Cash flow hedges	$ (19.8)	$ (21.0)	$ (21.4)
Pension and postretirement plans	(129.9)	(133.7)	(128.0)
Total	$ (149.7)	$ (154.7)	$ (149.4)

Changes in AOCI, net of tax, for the nine months ended September 30, 2023 are as follows:

		Pension and
	Cash Flow	Postretirement
in millions	Hedges	Benefit Plans	Total
AOCI
Balances as of December 31, 2022	$ (21.0)	$ (133.7)	$ (154.7)
Amounts reclassified from AOCI	1.2	3.8	5.0
Net current period OCI changes	1.2	3.8	5.0
Balances as of September 30, 2023	$ (19.8)	$ (129.9)	$ (149.7)

Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Amortization of Cash Flow Hedge Losses
Interest expense	$ 0.5	$ 0.5	$ 1.6	$ 1.5
Benefit from income taxes	(0.1)	(0.1)	(0.4)	(0.4)
Total	$ 0.4	$ 0.4	$ 1.2	$ 1.1
Amortization of Pension and Postretirement
Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$ 1.8	$ 1.0	$ 5.2	$ 3.0
Benefit from income taxes	(0.5)	(0.3)	(1.4)	(0.8)
Total	$ 1.3	$ 0.7	$ 3.8	$ 2.2
Total reclassifications from AOCI to earnings	$ 1.7	$ 1.1	$ 5.0	$ 3.3

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

There were no shares held in treasury as of September 30, 2023, December 31, 2022 and September 30, 2022.

Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in millions, except average cost	2023	2022	2022
Shares Purchased and Retired
Number	0.2	0.0	0.0
Total purchase price [1]	$ 49.9	$ 0.0	$ 0.0
Average cost per share	$ 206.82	$ 0.00	$ 0.00

[1]	The amount paid to purchase shares in excess of the par value is recorded in retained earnings.

As of September 30, 2023, 7,823,488 shares may be purchased under the current authorization of our Board of Directors.

Changes in total equity are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share data	2023	2022	2023	2022
Total Shareholders' Equity
Balance at beginning of period	$ 7,202.6	$ 6,721.1	$ 6,928.6	$ 6,545.0
Net earnings attributable to Vulcan	276.5	177.1	705.8	456.2
Common stock issued
Share-based compensation plans, net of shares
withheld for taxes	(2.2)	(0.1)	(20.8)	(17.2)
Purchase and retirement of common stock	0.0	0.0	(49.9)	0.0
Share-based compensation expense	19.2	9.7	43.5	27.9
Cash dividends on common stock
($0.43/$0.40/$1.29/$1.20 per share, respectively)	(57.2)	(53.2)	(171.6)	(159.5)
Other comprehensive income	1.7	1.1	5.0	3.3
Balance at end of period	$ 7,440.6	$ 6,855.7	$ 7,440.6	$ 6,855.7
Noncontrolling Interest
Balance at beginning of period	$ 23.8	$ 23.1	$ 23.6	$ 22.7
Earnings attributable to noncontrolling interest	0.8	0.1	1.0	0.5
Balance at end of period	$ 24.6	$ 23.2	$ 24.6	$ 23.2
Total Equity
Balance at end of period	$ 7,465.2	$ 6,878.9	$ 7,465.2	$ 6,878.9

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

segment financial disclosure

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions	2023	2022	2023	2022
Total Revenues
Aggregates [1]	$ 1,626.1	$ 1,490.5	$ 4,498.9	$ 4,013.5
Asphalt [2]	347.2	310.2	854.3	752.1
Concrete	364.6	450.5	993.3	1,233.4
Calcium	2.3	2.1	7.0	5.4
Segment sales	$ 2,340.2	$ 2,253.3	$ 6,353.5	$ 6,004.4
Aggregates intersegment sales	(154.4)	(165.0)	(405.9)	(421.1)
Total revenues	$ 2,185.8	$ 2,088.3	$ 5,947.6	$ 5,583.3
Gross Profit
Aggregates	$ 508.4	$ 436.1	$ 1,309.8	$ 1,081.3
Asphalt	55.9	29.5	113.3	40.2
Concrete	26.0	26.5	50.7	84.7
Calcium	0.7	0.8	2.5	1.6
Total	$ 591.0	$ 492.9	$ 1,476.3	$ 1,207.8
Depreciation, Depletion, Accretion
and Amortization (DDA&A)
Aggregates	$ 125.6	$ 113.5	$ 357.4	$ 324.4
Asphalt	8.8	8.9	26.7	26.0
Concrete	20.5	21.7	60.4	63.5
Calcium	0.0	0.0	0.1	0.1
Other	6.2	6.9	19.8	21.0
Total	$ 161.1	$ 151.0	$ 464.4	$ 435.0
Identifiable Assets [3,4]
Aggregates			$ 11,821.9	$ 11,713.5
Asphalt			648.6	671.3
Concrete [5]			1,512.4	1,773.8
Calcium			3.8	4.2
Total identifiable assets			$ 13,986.7	$ 14,162.8
General corporate assets			288.8	306.1
Cash and cash equivalents and restricted cash			345.0	146.9
Total assets			$ 14,620.5	$ 14,615.8

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

[5]	Includes assets classified as held for sale (see Note 16).

Note 14: Supplemental Cash Flow Information

Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended
	September 30
in thousands	2023	2022
Cash Payments
Interest (exclusive of amount capitalized)	$ 118.4	$ 96.6
Income taxes	168.3	133.7
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$ 28.2	$ 37.5
Recognition of new and revised lease obligations for
Operating lease right-of-use assets	1.5	35.5
Finance lease right-of-use assets	1.3	3.5
Consideration payable to seller in business acquisitions	0.0	65.4

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

During the third quarter of 2022, we recorded an interim goodwill impairment loss of $50.9 million related to the fourth quarter sale of a reporting unit comprised of concrete operations in New Jersey, New York and Pennsylvania (see Note 16). There were no charges for goodwill impairment in the nine-month period ended September 30, 2023. Accumulated goodwill impairment losses amount to $303.6 million ($252.7 million in our former Cement segment and $50.9 in our Concrete segment).

Changes in the carrying amount of goodwill by reportable segment from December 31, 2022 to September 30, 2023 are shown below:

in millions	Aggregates	Asphalt	Concrete	Calcium	Total
Goodwill
Totals at December 31, 2022	$ 3,330.3	$ 91.6	$ 267.7	$ 0.0	$ 3,689.6
Goodwill of acquired businesses [1]	(0.1)	0.0	0.0	0.0	(0.1)
Totals at September 30, 2023 [2]	$ 3,330.2	$ 91.6	$ 267.7	$ 0.0	$ 3,689.5

[1]	See Note 16 for acquisitions. The current year includes a purchase price allocation adjustment from a prior year acquisition.
[2]	The Concrete segment balance at September 30, 2023 includes goodwill classified as held for sale as detailed in Note 16.

Note 16: Acquisitions and Divestitures

BUSINESS ACQUISITIONS

2023 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2023, we completed no business acquisitions.

2022 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2022, we acquired operations in California, Texas, Virginia and Honduras for total consideration of $593.4 million ($528.0 million cash and $65.4 million noncash). For the full year 2022, including adjustments made in the current year, we purchased the following operations for total consideration of $593.7 million ($528.3 million cash and $65.4 million noncash):

▪California — eight aggregates, four asphalt mix and seven ready-mixed concrete operations

▪Texas — five aggregates operations

▪Virginia — four ready-mixed concrete operations and two idle ready-mixed concrete sites

▪Honduras — an aggregates operation serving limited markets along the Gulf Coast

The fair value of consideration transferred for these 2022 acquisitions and the amounts of assets acquired and liabilities assumed as of September 30, 2023 are summarized below:

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

The probable divestiture of our concrete operations in Texas is presented as assets held for sale in the accompanying Condensed Consolidated Balance Sheet at September 30, 2023. In addition, the divestiture of our concrete operations in New Jersey, New York and Pennsylvania in November 2022 was presented as assets held for sale in the accompanying Condensed Consolidated Balance Sheet at September 30, 2022. The major classes of assets and liabilities classified as held for sale as of September 30 are as follows:

	September 30	December 31	September 30
in millions	2023	2022	2022
Held for Sale (Concrete Segment)
Inventory	$ 18.6	$ 0.0	$ 6.1
Land and land improvements, net	39.7	0.0	21.7
Buildings, machinery and equipment, net	114.6	0.0	81.3
Operating leases, net	9.9	0.0	115.0
Finance leases, net	18.1	0.0	17.2
Amortizable intangible assets, net	164.7	0.0	66.7
Goodwill	157.8
Less: reserve for assets held for sale	(28.3)	0.0	(16.9)
Total assets held for sale	$ 495.1	$ 0.0	$ 291.1
Current operating lease liabilities	$ (0.7)	$ 0.0	$ (5.6)
Current finance lease liabilities	0.0	0.0	(4.6)
Noncurrent operating lease liabilities	(9.4)	0.0	(93.4)
Noncurrent finance lease liabilities	0.0	0.0	(7.5)
Total liabilities held for sale	$ (10.1)	$ 0.0	$ (111.1)

No material assets met the criteria for held for sale at December 31, 2022.

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

EXECUTIVE SUMMARY

Financial highlights for THIRD Quarter 2023

Compared to third quarter of 2022:

▪Total revenues increased $97.5 million, or 5%, to $2,185.8 million

▪Gross profit increased $98.1 million, or 20%, to $591.0 million

▪Aggregates segment sales increased $135.6 million, or 9%, to $1,626.1 million

▪Aggregates segment freight-adjusted revenues increased $136.3 million, or 12%, to $1,233.5 million

▪Shipments decreased 2%, or 1.4 million tons, to 63.9 million tons

▪Freight-adjusted sales price increased 14.9%, or $2.50 per ton to $19.29

▪Aggregates segment gross profit increased $72.3 million, or 17%, to $508.4 million

▪Unit profitability (as measured by gross profit per ton) increased 19% to $7.95 per ton

▪Asphalt, Concrete and Calcium segment gross profit increased $25.8 million, or 45%, to $82.6 million, collectively

▪Selling, administrative and general (SAG) expenses increased $8.6 million (10 basis points as a percentage of total revenues)

▪Operating earnings increased $113.5 million, or 37%, to $418.9 million

▪Earnings attributable to Vulcan from continuing operations were $2.09 per diluted share compared to $1.33 per diluted share

▪Adjusted earnings attributable to Vulcan from continuing operations were $2.29 per diluted share compared to $1.78 per diluted share

▪Net earnings attributable to Vulcan increased $99.4 million, or 55%, to $276.5 million

▪Adjusted EBITDA increased $95.2 million, or 19%, to $602.2 million

▪Returned capital to shareholders via dividends of $57.2 million at $0.43 per share versus $53.2 million at $0.40 per share

Through the first nine months of 2023, net earnings attributable to Vulcan increased 55%, Adjusted EBITDA increased 23% and margin expanded 340 basis points. Aggregates gross profit per ton has increased 23% to $7.32, and cash gross profit per ton has improved 21% to $9.31. These strong results demonstrate the compounding benefits of our strategic disciplines and the durability of our aggregates-led business. We remain focused on finishing the year strong and carrying solid momentum into next year. As a result, we now expect our full-year Adjusted EBITDA to be $1,950 million to $2,000 million for 2023.

Capital expenditures in the third quarter were $140.9 million, including $60.5 million for growth projects (year-to-date $411.1 million and $138.4 million, respectively). We expect to spend $600 million to $650 million for maintenance and growth projects in 2023. Additionally, as planned, we began deploying capital for opportunistic land purchases of strategic reserves in California, North Carolina and Texas during the third quarter; expenditures in the quarter were $172.9 million.

We returned $57.2 million to shareholders through dividends, a 7% increase versus the prior year’s third quarter.

As of September 30, 2023, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 2.0 times (1.8 times on a net debt basis). We remain committed to our stated long-term target leverage range of 2.0 to 2.5 times total debt to trailing-twelve months Adjusted EBITDA.

Interest expense, net of interest income, was $46.6 million in the third quarter compared with $46.1 million in the prior year.

On a trailing-twelve months basis, return on invested capital was 15.4%, a 180 basis points improvement from the comparable prior year period.

OUTLOOK

We continue to execute at a high level and successfully navigate the twists and turns of the broader macro economy. Regardless of the macro environment, aggregates can be a price-cost winner in all parts of the cycle. Our year-to-date unit profitability growth of more than 20% demonstrates the durability of our business. Aggregates shipments continue to trend towards the upper end of full-year expectations, supported by industrial-related nonresidential projects in key markets and IIJA-related construction activity. As a result, we expect full-year Adjusted EBITDA of $1,950 million to $2,000 million, a 21% improvement at the mid-point.

We expect 2024 to be another year of earnings growth and strong cash generation. Geographic footprint is important, from both a diversification and growth standpoint, and ours is unmatched. Leading indicators remain supportive of continued growth in public construction activity, and we are well positioned in high growth markets where the need is greatest. On the private side, recovery in single-family construction activity and healthy shipment levels to large industrial-related projects, particularly manufacturing, will help partially offset continued softness in multi-family construction as well as other categories of nonresidential. The overall pricing environment remains positive, and we carry good momentum into 2024.

We have a durable business model with strong fundamentals through economic cycles. We are positioned in geographic markets that will continue to outperform other parts of the country, and our continued execution on our operating and commercial disciplines will lead to another year of earnings growth in 2024.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per share and per unit data	2023	2022	2023	2022
Total revenues	$ 2,185.8	$ 2,088.3	$ 5,947.6	$ 5,583.3
Cost of revenues	(1,594.8)	(1,595.4)	(4,471.3)	(4,375.5)
Gross profit	591.0	492.9	1,476.3	1,207.8
Gross profit margin	27.0%	23.6%	24.8%	21.6%
Selling, administrative and general (SAG)	(143.9)	(135.3)	(400.4)	(388.7)
SAG as a percentage of total revenues	6.6%	6.5%	6.7%	7.0%
Gain on sale of property, plant &
equipment and businesses	4.3	23.8	22.8	28.4
Loss on impairments	(28.3)	(67.8)	(28.3)	(67.8)
Operating earnings	418.9	305.4	1,057.3	759.9
Interest expense, net	(46.6)	(46.1)	(142.2)	(120.8)
Earnings from continuing operations
before income taxes	365.9	260.6	909.8	637.4
Income tax expense	(85.8)	(82.3)	(194.4)	(164.6)
Effective tax rate from continuing operations	23.4%	31.6%	21.4%	25.8%
Earnings from continuing operations	280.1	178.3	715.4	472.8
Loss on discontinued operations,
net of income taxes	(2.8)	(1.2)	(8.6)	(16.1)
Earnings attributable to noncontrolling interest	(0.8)	0.0	(1.0)	(0.5)
Net earnings attributable to Vulcan	$ 276.5	$ 177.1	$ 705.8	$ 456.2
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$ 2.09	$ 1.33	$ 5.34	$ 3.54
Discontinued operations	(0.02)	0.00	(0.06)	(0.12)
Diluted net earnings per share attributable to Vulcan	$ 2.07	$ 1.33	$ 5.28	$ 3.42
EBITDA [1]	$ 569.0	$ 456.0	$ 1,503.8	$ 1,171.0
Adjusted EBITDA [1]	$ 602.2	$ 507.0	$ 1,535.1	$ 1,251.0
Average Sales Price and Unit Shipments
Aggregates
Tons	63.9	65.4	179.0	182.2
Freight-adjusted sales price	$ 19.29	$ 16.79	$ 18.90	$ 16.23
Asphalt Mix
Tons	4.0	3.6	10.1	9.4
Average sales price	$ 76.22	$ 74.80	$ 75.37	$ 70.17
Ready-mixed concrete
Cubic yards	2.1	2.9	6.0	8.3
Average sales price	$ 169.98	$ 153.54	$ 165.27	$ 148.95

[1]	Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

THIRD quarter 2023 Compared to THIRD Quarter 2022

Third quarter 2023 total revenues were $2,185.8 million, up 5% from the third quarter of 2022. Shipments decreased in aggregates (-2%) and ready-mixed concrete (-27%) and increased in asphalt mix (+11%). Gross profit increased in the Aggregates (+$72.3 million or 17%) and Asphalt (+$26.3 million or 89%) segments. Conversely, gross profit decreased in the Concrete segment (-$0.4 million or 2%) as a result of the divestiture of our operations in New Jersey, New York and Pennsylvania in November 2022 (see Note 16).

Net earnings attributable to Vulcan for the third quarter of 2023 were $276.5 million, or $2.07 per diluted share, compared to $177.1 million, or $1.33 per diluted share in the third quarter of 2022. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the third quarter of 2023 include:

▪pretax charges of $28.3 million associated with long-lived asset impairments

▪pretax charges of $1.2 million associated with non-routine acquisitions

▪pretax loss on discontinued operations of $3.8 million

▪$5.0 million of tax charges related to a Calica NOL carryforward valuation allowance

Net earnings attributable to Vulcan for the third quarter of 2022 include:

▪pretax net gain of $23.5 million related to the sale of excess real estate in Southern California

▪pretax charges of $67.8 million associated with goodwill and long-lived asset impairments

▪pretax charges of $0.4 million associated with divested operations

▪pretax charges of $4.7 million associated with non-routine acquisitions

▪pretax loss on discontinued operations of $1.6 million

▪$9.6 million of tax charges related to a Calica NOL carryforward valuation allowance

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $2.29 per diluted share for the third quarter of 2023 compared to $1.78 per diluted share for the third quarter of 2022.

Continuing Operations — Changes in earnings from continuing operations before income taxes for the third quarter of 2023 versus the third quarter of 2022 are summarized below:

earnings from continuing operations before income taxes

in millions
Third quarter 2022	$ 260.6
Higher aggregates gross profit	72.3
Higher asphalt gross profit	26.3
Lower concrete gross profit	(0.4)
Lower calcium gross profit	(0.1)
Higher selling, administrative and general expenses	(8.6)
Lower gain on sale of property, plant & equipment and businesses	(19.5)
Lower impairment charges	39.5
Higher interest expense, net	(0.5)
All other	(3.7)
Third quarter 2023	$ 365.9

Third quarter Aggregates segment gross profit increased 17% to $508.4 million ($7.95 per ton), and gross profit margin expanded 200 basis points. Cash gross profit per ton improved 18% to $9.92 per ton. These improvements resulted from continued pricing momentum and solid operational execution.

Aggregates shipments decreased 2% as compared to the prior year’s third quarter. Shipment growth in certain Southeastern markets continued to benefit from healthy industrial project activity which dampened the impact of weakness in residential demand.

Price growth in the third quarter was consistently strong with all markets realizing year-over-year improvement. Freight-adjusted pricing increased 14.9%, or $2.50 per ton, as compared to the prior year, more than offsetting a 12% increase in freight-adjusted unit cash cost of sales. On a sequential basis, freight-adjusted selling prices continued to improve, reflecting momentum from mid-year price increases, price growth realized on backlogged projects and the added benefit of positive geographic mix (approximately 200 basis points).

Overall, non-aggregates segments gross profit of $82.6 million was $25.8 million higher than the prior year’s third quarter.

Asphalt segment gross profit of $55.9 million was up $26.3 million from the prior year’s third quarter, and gross profit margin expanded 660 basis points. Cash gross profit was $64.7 million compared to $38.4 million in the prior year. Asphalt mix shipments increased 11% with growth widespread across our footprint. Modest price growth and lower liquid asphalt costs also contributed to the year-over-year improvement in earnings.

Concrete segment gross profit was $26.0 million for the third quarter, and gross profit margin expanded 120 basis points. Cash gross profit was $46.5 million compared to $48.2 million in the prior year which included earnings from our divested operations in New Jersey, New York and Pennsylvania. Unit gross profit improved 34%, or $3.11 per cubic yard, despite lower shipments. Shipments in the third quarter were impacted by the divestiture and the timing of large projects in the prior year. Pricing increased 10.7%.

Calcium segment gross profit was $0.7 million compared to $0.8 million in the prior year’s third quarter.

SAG expense in the quarter was $143.9 million, or 6.6% of total revenues. Trailing-twelve months SAG expense was 6.9% of total revenues, 20 basis points lower than the prior year.

We are currently finalizing an agreement for the disposition of our concrete assets in Texas, subject to obtaining regulatory approvals and the satisfaction of other customary closing conditions. As a result, these assets were classified as held for sale during the quarter and resulted in a pretax long-lived asset impairment charge of $28.3 million ($21.1 million after tax). During the third quarter of 2022, we recognized a goodwill impairment charge of $50.9 million and a long-lived asset impairment charge of $16.9 million related to the divestiture of concrete operations in New Jersey, New York and Pennsylvania which closed in the fourth quarter of 2022.

Other operating income (expense), which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $4.2 million of expense for the third quarter of 2023 compared to $8.2 million of expense in the third quarter of 2022.

Other nonoperating income (expense), net was $6.4 million of expense for the third quarter of 2023 compared to $1.3 million of income in the third quarter of 2022.

Net interest expense was $46.6 million in the third quarter of 2023 compared to $46.1 million in the third quarter of 2022.

Income tax expense from continuing operations was $85.8 million in the third quarter of 2023 compared to $82.3 million in the third quarter of 2022. The increase in tax expense was due to higher pretax earnings partially offset by a tax benefit related to a reserve recorded on the assets held for sale in the third quarter of 2023 (see Note 16) and a smaller valuation allowance recorded on Mexico losses when compared to the third quarter of 2022.

Earnings attributable to Vulcan from continuing operations were $2.09 per diluted share in the third quarter of 2023 compared to $1.33 per diluted share in the third quarter of 2022.

Discontinued Operations — Third quarter pretax loss from discontinued operations was $3.8 million in 2023 compared with a pretax loss of $1.6 million in 2022. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

YEAR-TO-DATE SEPTEMBER 30, 2023 Compared to year-to-date SEPTEMBER 30, 2022

Total revenues for the first nine months of 2023 were $5,947.6 million, up 7% from the first nine months of 2022. Shipments decreased in aggregates (-2%) and ready-mixed concrete (-27%) and increased in asphalt mix (+7%). Gross profit increased in the Aggregates (+$228.4 million or 21%) and Asphalt (+$73.1 million or 182%) segments. Conversely, gross profit decreased in the Concrete segment (-$34.0 million or 40%) as a result of the divestiture of our operations in New Jersey, New York and Pennsylvania in November 2022 (see Note 16).

Net earnings attributable to Vulcan for the first nine months of 2023 were $705.8 million, or $5.28 per diluted share, compared to $456.2 million, or $3.42 per diluted share, in the first nine months of 2022. Each period’s results were impacted by discrete items, as follows:

Net earnings attributable to Vulcan for the first nine months of 2023 include:

▪pretax net gain of $15.2 million related to the sale of real estate in Illinois

▪pretax charges of $28.3 million associated with long-lived asset impairments

▪pretax charges of $4.7 million associated with divested operations

▪pretax charges of $2.0 million associated with non-routine acquisitions

▪pretax loss on discontinued operations of $11.7 million

▪$11.2 million of tax charges related to a Calica NOL carryforward valuation allowance

Net earnings attributable to Vulcan for the first nine months of 2022 include:

▪pretax net gain of $23.5 million related to the sale of excess real estate in Southern California

▪pretax charges of $67.8 million associated with goodwill and long-lived asset impairments

▪pretax charges of $1.0 million associated with divested operations

▪pretax charges of $13.0 million associated with non-routine acquisitions

▪pretax loss on discontinued operations of $21.7 million

▪$9.6 million of tax charges related to a Calica NOL carryforward valuation allowance

Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $5.54 per diluted share for the first nine months of 2023 compared to $4.03 per diluted share for the first nine months of 2022.

Continuing Operations — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2023 versus year-to-date September 30, 2022 are summarized below:

earnings from continuing operations before income taxes

in millions
Year-to-date September 30, 2022	$ 637.4
Higher aggregates gross profit	228.4
Higher asphalt gross profit	73.1
Lower concrete gross profit	(34.0)
Higher calcium gross profit	0.9
Higher selling, administrative and general expenses	(11.7)
Lower gain on sale of property, plant & equipment and businesses	(5.6)
Lower impairment charges	39.5
Higher interest expense, net	(21.4)
All other	3.2
Year-to-date September 30, 2023	$ 909.8

Aggregates segment sales for the first nine months of 2023 were $4,498.9 million (up 12%) while aggregates shipments decreased 2%, or 3.1 million tons, compared to the prior year. Year-to-date freight-adjusted average sales price increased 16.5%.

Aggregates segment gross profit was $1,309.8 million ($7.32 per ton) versus $1,081.3 million ($5.94 per ton) in the first nine months of 2022. Freight-adjusted unit cost of sales for the first nine months of 2023 increased 13%, or $1.29 per ton, versus the prior year. The favorable pricing environment coupled with strong operational execution has led to consistent improvement in unit profitability through the first nine months. On a year-to-date basis, gross profit per ton improved 23% to $7.32 per ton, and cash gross profit per ton improved 21% to $9.31 per ton. Gross profit margin has expanded year-over-year in each quarter and has improved 220 basis points year-to-date.

Asphalt segment gross profit of $113.3 million was up $73.1 million from the first nine months of 2022. Asphalt mix shipments increased 7% while average unit selling prices increased 7.4%, or $5.20 per ton. Year-to-date gross profit margin expanded 800 basis points to 13%, resulting from solid volume and price growth and the benefit of lower liquid asphalt costs.

Concrete segment gross profit was $50.7 million for the first nine months of 2023, a decrease of $34.0 million from the prior year period which included earnings from our divested operations in New Jersey, New York and Pennsylvania. Ready-mixed concrete shipments decreased 27% while the average sales price increased 11.0% and unit material margins increased 9%.

Calcium segment gross profit of $2.5 million was up $0.9 million compared to the first nine months of 2022.

SAG expenses were $400.4 million (6.7% of total revenues) versus $388.7 million (7.0% of total revenues) in the prior year’s first nine months reflecting a 30 basis points improvement from the prior year. We remain focused on further leveraging our overhead cost structure.

Gain on sale of property, plant & equipment and businesses was $22.8 million in the first nine months of 2023 versus $28.4 million in the first nine months of 2022. The 2023 amount includes a net pretax gain of $15.2 million from the sale of real estate associated with a former recycled concrete facility in Illinois while the 2022 amount includes a net pretax gain of $23.5 million from the sale of excess real estate in Southern California.

For the nine months ended September 30, 2023, we recognized a long-lived asset impairment charge of $28.3 million related to the probable divestiture of concrete operations in Texas. For the nine months ended September 30, 2022, we recognized a goodwill impairment charge of $50.9 million and a long-lived asset impairment charge of $16.9 million related to the divestiture of concrete operations in New Jersey, New York and Pennsylvania which closed in the fourth quarter of 2022.

Other operating income (expense), which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $13.1 million of expense for the first nine months of 2023 compared to $19.8 million of expense in the first nine months of 2022.

Other nonoperating income (expense), net was $5.3 million of expense for the first nine months of 2023 compared to $1.7 million of expense in the first nine months of 2022.

Net interest expense was $142.2 million in the first nine months of 2023 compared to $120.8 million in the first nine months of 2022.

Income tax expense from continuing operations was $194.4 million in the first nine months of 2023 compared to $164.6 million in the first nine months of 2022. The increase in tax expense was due to higher pretax earnings reduced by tax benefits from a prior year business disposition recorded in the first quarter of 2023 and the reserve recorded on the assets held for sale.

Earnings attributable to Vulcan from continuing operations were $5.34 per diluted share in the first nine months of 2023 compared to $3.54 per diluted share in the first nine months of 2022.

Discontinued Operations — First nine months pretax loss from discontinued operations was $11.7 million in 2023 compared with a pretax loss of $21.7 million in 2022. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business while 2022 includes a $15.3 million charge for a litigation matter. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2023	2022	2023	2022
Aggregates segment
Segment sales	$ 1,626.1	$ 1,490.5	$ 4,498.9	$ 4,013.5
Less
Freight & delivery revenues [1]	366.3	364.6	1,040.8	972.9
Other revenues	26.3	28.7	74.3	84.1
Freight-adjusted revenues	$ 1,233.5	$ 1,097.2	$ 3,383.8	$ 2,956.5
Unit shipments - tons	63.9	65.4	179.0	182.2
Freight-adjusted sales price	$ 19.29	$ 16.79	$ 18.90	$ 16.23

[1]	At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
in millions, except per ton data	2023	2022	2023	2022
Aggregates segment
Gross profit	$ 508.4	$ 436.1	$ 1,309.8	$ 1,081.3
Depreciation, depletion, accretion and amortization	125.6	113.5	357.4	324.4
Aggregates segment cash gross profit	$ 634.0	$ 549.6	$ 1,667.2	$ 1,405.7
Unit shipments - tons	63.9	65.4	179.0	182.2
Aggregates segment gross profit per ton	$ 7.95	$ 6.67	$ 7.32	$ 5.94
Aggregates segment cash gross profit per ton	$ 9.92	$ 8.41	$ 9.31	$ 7.72
Aggregates segment freight-adjusted sales price	$ 19.29	$ 16.79	$ 18.90	$ 16.23
Aggregates segment freight-adjusted cash cost of
sales per ton	$ 9.37	$ 8.38	$ 9.59	$ 8.51
Asphalt segment
Gross profit	$ 55.9	$ 29.5	$ 113.3	$ 40.2
Depreciation, depletion, accretion and amortization	8.8	8.9	26.7	26.0
Asphalt segment cash gross profit	$ 64.7	$ 38.4	$ 140.0	$ 66.2
Unit shipments - tons	4.0	3.6	10.1	9.4
Asphalt segment gross profit per ton	$ 13.92	$ 8.14	$ 11.26	$ 4.29
Asphalt segment cash gross profit per ton	$ 16.11	$ 10.58	$ 13.90	$ 7.06
Asphalt segment average sales price	$ 76.22	$ 74.80	$ 75.37	$ 70.17
Asphalt segment cash cost of sales per ton	$ 60.11	$ 64.22	$ 61.47	$ 63.11
Concrete segment
Gross profit	$ 26.0	$ 26.5	$ 50.7	$ 84.7
Depreciation, depletion, accretion and amortization	20.5	21.7	60.4	63.5
Concrete segment cash gross profit	$ 46.5	$ 48.2	$ 111.1	$ 148.2
Unit shipments - cubic yards	2.1	2.9	6.0	8.3
Concrete segment gross profit per cubic yard	$ 12.16	$ 9.05	$ 8.46	$ 10.26
Concrete segment cash gross profit per cubic yard	$ 21.74	$ 16.48	$ 18.54	$ 17.95
Concrete segment average sales price	$ 169.98	$ 153.54	$ 165.27	$ 148.95
Concrete segment cash cost of sales per cubic yard	$ 148.24	$ 137.06	$ 146.73	$ 131.00
Calcium segment
Gross profit	$ 0.7	$ 0.8	$ 2.5	$ 1.6
Depreciation, depletion, accretion and amortization	0.0	0.0	0.1	0.1
Calcium segment cash gross profit	$ 0.7	$ 0.8	$ 2.6	$ 1.7

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

	Three Months Ended		Nine Months Ended		Trailing-Twelve Months
	September 30		September 30		September 30
in millions	2023	2022	2023	2022	2023	2022
Net earnings attributable to Vulcan	$ 276.5	$ 177.1	$ 705.8	$ 456.2	$ 825.1	$ 594.2
Income tax expense, including discontinued operations	84.8	81.8	191.3	159.0	218.8	189.3
Interest expense, net of interest income	46.6	46.1	142.2	120.8	189.8	156.9
Depreciation, depletion, accretion and amortization	161.1	151.0	464.4	435.0	616.9	577.0
EBITDA	$ 569.0	$ 456.0	$ 1,503.8	$ 1,171.0	$ 1,850.7	$ 1,517.3
Loss on discontinued operations	$ 3.8	$ 1.6	$ 11.7	$ 21.7	$ 15.1	$ 22.5
(Gain) loss on sale of real estate and businesses, net	0.0	(23.5)	(15.2)	(23.5)	2.2	(23.5)
Loss on impairments	28.3	67.8	28.3	67.8	28.3	67.8
Charges associated with divested operations	0.0	0.4	4.7	1.0	7.4	1.5
Acquisition related charges [1]	1.2	4.7	2.0	13.0	6.1	32.9
COVID-19 direct incremental costs	0.0	0.0	0.0	0.0	0.0	3.7
Pension settlement charge	0.0	0.0	0.0	0.0	0.0	12.1
Adjusted EBITDA	$ 602.2	$ 507.0	$ 1,535.1	$ 1,251.0	$ 1,909.8	$ 1,634.3

[1]

Represents charges associated with acquisitions requiring clearance under federal antitrust laws. Costs for trailing-twelve months ended September 30, 2022 include U.S. Concrete acquisition related expenses of $0.5 million, the cost impact of purchase accounting inventory valuations of $11.8 million and change in control severance and retention charges of $13.5 million (see Note 16 for additional information).

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$ 2.07	$ 1.33	$ 5.28	$ 3.42
Items included in Adjusted EBITDA above, net of tax	0.18	$ 0.38	0.17	$ 0.54
NOL carryforward valuation allowance	0.04	0.07	0.09	0.07
Adjusted diluted EPS attributable to Vulcan from
continuing operations	$ 2.29	$ 1.78	$ 5.54	$ 4.03

NET DEBT TO ADJUSTED EBITDA

Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	September 30
in millions	2023	2022
Debt
Current maturities of long-term debt	$ 0.5	$ 0.5
Short-term debt	0.0	312.0
Long-term debt	3,874.3	3,874.2
Total debt	$ 3,874.8	$ 4,186.7
Less: Cash and cash equivalents and restricted cash	345.0	146.9
Net debt	$ 3,529.8	$ 4,039.8
Trailing-Twelve Months (TTM) Adjusted EBITDA	$ 1,909.8	$ 1,634.3
Total debt to TTM Adjusted EBITDA	2.0x	2.6x
Net debt to TTM Adjusted EBITDA	1.8x	2.5x

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

	Trailing-Twelve Months
	September 30	September 30
dollars in millions	2023	2022
Adjusted EBITDA	$ 1,909.8	$ 1,634.3
Average invested capital
Property, plant & equipment, net	$ 6,059.8	$ 5,716.4
Goodwill	3,661.0	3,705.5
Other intangible assets	1,642.9	1,761.0
Fixed and intangible assets	$ 11,363.7	$ 11,182.9
Current assets	$ 2,154.6	$ 1,855.3
Less: Cash and cash equivalents	192.3	156.3
Less: Current tax	41.7	49.3
Adjusted current assets	1,920.6	1,649.7
Current liabilities	946.7	945.7
Less: Current maturities of long-term debt	0.5	4.5
Less: Short-term debt	82.4	117.6
Adjusted current liabilities	863.8	823.6
Adjusted net working capital	$ 1,056.8	$ 826.1
Average invested capital	$ 12,420.5	$ 12,009.0
Return on invested capital	15.4%	13.6%

2023 projected ADJUSTED ebitda

Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

2023 Projected
in millions	Mid-point
Net earnings attributable to Vulcan	$ 890
Income tax expense, including discontinued operations	250
Interest expense, net of interest income	195
Depreciation, depletion, accretion and amortization	610
Projected EBITDA	$ 1,945
Items included in Adjusted Diluted EPS above	30
Projected Adjusted EBITDA	$ 1,975

Because GAAP financial measures on a forward-looking basis are not accessible, and reconciling information is not available without unreasonable effort, we have not provided reconciliations for forward-looking non-GAAP measures, other than the reconciliation of Projected Adjusted EBITDA as noted above. For the same reasons, we are unable to address the probable significance of the unavailable information, which could be material to future results.

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

▪maintain substantial bank line of credit borrowing capacity

▪proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low

▪maintain an appropriate balance of fixed-rate and floating-rate debt

▪minimize financial and other covenants that limit our operating and financial flexibility

Cash

Included in our September 30, 2023 cash and cash equivalents and restricted cash balances of $345.0 million is $5.0 million of restricted cash as described in Note 1 under the caption Restricted Cash.

cash from operating activities

	Nine Months Ended
	September 30
in millions	2023	2022
Net earnings	$ 706.8	$ 456.7
Depreciation, depletion, accretion and amortization (DDA&A)	464.4	435.0
Loss on impairments	28.3	67.8
Noncash operating lease expense	40.7	46.6
Net gain on sale of property, plant & equipment and businesses	(22.8)	(28.4)
Deferred tax provision (benefit)	(6.0)	35.4
Other operating cash flows, net [1]	(156.2)	(264.8)
Net cash provided by operating activities	$ 1,055.2	$ 748.3

[1]	Primarily reflects changes to working capital balances.

Net cash provided by operating activities was $1,055.2 million during the nine months ended September 30, 2023, a $306.9 million increase compared to the same period of 2022. The increase was primarily attributable to a $250.1 million increase in net earnings and changes in working capital balances.

Days sales outstanding, a measurement of the time it takes to collect receivables, were 45.3 days at September 30, 2023 compared to 47.6 days at September 30, 2022. Additionally, our over 90 day receivables balance was $28.1 million at September 30, 2023, a decrease of $18.3 million from the $46.4 million balance at September 30, 2022. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

cash from investing activities

Net cash used for investing activities was $509.2 million during the first nine months of 2023, a $431.5 million decrease compared to cash used of $940.7 million in the same period of 2022. This decrease was primarily attributable to a $528.9 million decrease in payments for businesses acquired in the current period compared to the prior period. During the first nine months of 2022, we acquired businesses for $528.0 million (see Note 16 to the condensed consolidated financial statements). Additionally, during the first nine months of 2023, we received $130.0 million in proceeds from the collection of a note receivable related to the sale of concrete operations in New Jersey, New York and Pennsylvania in November 2022. Furthermore, during the first nine months of 2023, we invested $666.3 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $450.4 million in the prior year period. Of this $666.3 million, $138.4 million was invested in internal growth projects to enhance our distribution capabilities, develop new production sites and enhance existing production facilities. An additional $172.9 million was invested in opportunistic land purchases of strategic reserves.

cash from financing activities

Net cash used for financing activities in the first nine months of 2023 was $362.5 million, compared to cash provided of $97.8 million in the same period of 2022. The current year includes a $100.0 million net payment on our line of credit, whereas the prior year includes a $312.0 million net draw on our line of credit. Additionally, we increased the capital returned to our shareholders by $62.0 million via higher dividends of $12.1 million ($1.29 per share compared to $1.20 per share) and higher share repurchases of $49.9 million (241,363 shares repurchased at $206.82 average price per share compared to none in the first nine months of 2022).

debt

Certain debt measures are presented below:

	September 30	December 31	September 30
dollars in millions	2023	2022	2022
Debt
Current maturities of long-term debt	$ 0.5	$ 0.5	$ 0.5
Short-term debt	0.0	100.0	312.0
Long-term debt	3,874.3	3,875.2	3,874.2
Total debt	$ 3,874.8	$ 3,975.7	$ 4,186.7
Capital
Total debt	$ 3,874.8	$ 3,975.7	$ 4,186.7
Total equity	7,465.2	6,952.2	6,878.9
Total capital	$ 11,340.0	$ 10,927.9	$ 11,065.6
Total Debt as a Percentage of Total Capital	34.2%	36.4%	37.8%
Weighted-average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	5.58%	4.79%	3.04%
Term debt	4.82%	4.75%	4.55%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	72.1%	70.3%	66.8%
Floating-rate debt	27.9%	29.7%	33.2%

[1]	Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.

At September 30, 2023, total debt to trailing-twelve months Adjusted EBITDA was 2.0 times (1.8 times on a net debt basis reflecting $345.0 million of cash on hand). Our weighted-average debt maturity was 10.2 years.

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

Our unsecured line of credit was amended in August 2022 to increase the borrowing capacity from $1,000.0 million to $1,600.0 million and extend the maturity date from September 2026 to August 2027. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2023, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.

In August 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.

As of September 30, 2023, our available borrowing capacity under the line of credit was $1,516.8 million. Utilization of the borrowing capacity was as follows:

▪None was borrowed

▪$83.2 million was used to support standby letters of credit

TERM DEBT

All of our $3,941.6 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of September 30, 2023, we were in compliance with all term debt covenants.

In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. Total proceeds of $546.6 million (net of discounts and transaction costs), together with cash on hand, were used to repay the $550.0 million delayed draw term loan.

CURRENT MATURITIES of long-term debt

The $0.5 million of current maturities of long-term debt as of September 30, 2023 is due as follows:

Current
in millions	Maturities
Fourth quarter 2023	$0.0
First quarter 2024	0.5
Second quarter 2024	0.0
Third quarter 2024	0.0

debt ratings

Our debt ratings and outlooks as of September 30, 2023 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

Equity

The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in millions	2023	2022	2022
Common stock shares at January 1,
issued and outstanding	132.9	132.7	132.7
Common Stock Issuances
Share-based compensation plans	0.2	0.2	0.2
Common Stock Purchases
Purchased and retired	(0.2)	0.0	0.0
Common stock shares at end of period,
issued and outstanding	132.9	132.9	132.9

As of September 30, 2023, there were 7,823,488 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.

The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

	September 30	December 31	September 30
in millions, except average cost	2023	2022	2022
Shares Purchased and Retired
Number	0.2	0.0	0.0
Total purchase price	$ 49.9	$ 0.0	$ 0.0
Average cost per share	$ 206.82	$ 0.00	$ 0.00

There were no shares held in treasury as of September 30, 2023, December 31, 2022 and September 30, 2022.

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

We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2023.

new Accounting standards

For a discussion of the accounting standards recently adopted or pending adoption and the effect such accounting changes will have on our results of operations, financial position or liquidity, see Note 17 to the condensed consolidated financial statements.

In May 2023, the SEC adopted the final rule under SEC Release No. 34-97424, “Share Repurchase Disclosure Modernization,” which requires disclosures related to issuers’ daily share repurchases to provide investors with more detailed information to assess the purposes and effects of the repurchases. The rule is effective for the first full fiscal quarter beginning on or after October 1, 2023. We do not expect this rule to have a material impact on our consolidated financial statements.

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, “Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure,” which requires disclosure of material cybersecurity incidents on Form 8-K beginning on December 18, 2023. The rule also requires disclosure of our cybersecurity risk management, strategy and governance in the annual report on Form 10-K effective for fiscal years ending after December 15, 2023. We do not expect this rule to have a material impact on our consolidated financial statements.

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

▪a pandemic, epidemic or other public health emergency, such as the COVID-19 outbreak

▪our dependence on the construction industry, which is subject to economic cycles

▪the timing and amount of federal, state and local funding for infrastructure

▪changes in the level of spending for private residential and private nonresidential construction

▪changes in our effective tax rate

▪domestic and global political, economic or diplomatic developments

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

In March 2023, we issued $550.0 million of 5.80% fixed-rate debt maturing in March 2026. Concurrently, we entered into fixed-to-floating interest rate swap agreements designated as fair value hedges in the amount of $550.0 million. Under these swap agreements, we receive a fixed interest rate of 5.80% (matches the fixed rate we pay on the $550.0 million of debt) and pay daily compound SOFR plus 0.241%. The changes in the fair value of these swaps designated as fair value hedges are recorded in interest expense consistent with the change in fair value of the hedged fixed-rate debt. At September 30, 2023, we recognized a net liability of $2.1 million equal to the fair value of this swap and a corresponding decrease in the fair value of the hedged fixed-rate debt.

At September 30, 2023, the estimated fair value of our long-term debt including current maturities was $3,598.1 million compared to a face value of $3,941.6 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.2 million.

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

ITEM 4

controls and procedures

disclosure controls and procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

We are in the process of replacing our legacy quote to cash software system for our ready-mixed concrete operations. We expect the full implementation of this system to be completed by the fourth quarter of 2023.

No other changes were made during the third quarter of 2023 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

part Ii other information

ITEM 1

legal proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 8 to the condensed consolidated financial statements and Part II. Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A

risk factors

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended September 30, 2023 are summarized below.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares That May
	Number of	Average	As Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
2023
July 1 - July 31	0	$ 0.00	0	7,823,488
Aug 1 - Aug 31	0	$ 0.00	0	7,823,488
Sep 1 - Sep 30	0	$ 0.00	0	7,823,488
Total	0	$ 0.00	0

[1]

In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2023, there were 7,823,488 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.

We did not have any unregistered sales of equity securities during the third quarter of 2023.

ITEM 4

MINE SAfETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 5

OTHER INFORMATION

SECURITIES TRADING PLANS of SeCTION 16 OFFICERS AND DIRECTORS

During the three months ended September 30, 2023, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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
Exhibit 101

The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY
Date October 27, 2023	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date October 27, 2023	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)