Form 10-Q
period 2024-03-31
Vulcan Materials CO
filed 2024-05-02
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding at April 22, 2024
Common Stock, $1 Par Value	132,252,263

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2024
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	March 31 2024	December 31 2023	March 31 2023
in millions
Assets
Cash and cash equivalents	$292.4	$931.1	$139.6
Restricted cash	7.7	18.1	0.4
Accounts and notes receivable, gross	900.4	903.3	988.1
Allowance for credit losses	(14.3)	(13.6)	(13.1)
Accounts and notes receivable, net	886.1	889.7	975.0
Inventories	647.2	615.6	585.6
Other current assets	74.2	70.4	91.9
Total current assets	1,907.6	2,524.9	1,792.5
Investments and long-term receivables	31.4	31.3	31.3
Property, plant & equipment, cost	11,949.3	11,835.5	11,413.5
Allowances for depreciation, depletion & amortization	(5,740.0)	(5,617.8)	(5,368.6)
Property, plant & equipment, net	6,209.3	6,217.7	6,044.9
Operating lease right-of-use assets, net	512.4	511.7	569.5
Goodwill	3,531.7	3,531.7	3,689.6
Other intangible assets, net	1,445.8	1,460.7	1,679.2
Other noncurrent assets	272.7	267.7	269.9
Total assets	$13,910.9	$14,545.7	$14,076.9
Liabilities
Current maturities of long-term debt	0.5	0.5	0.5
Trade payables and accruals	320.9	390.4	370.3
Other current liabilities	374.8	406.7	386.1
Total current liabilities	696.2	797.6	756.9
Long-term debt	3,330.7	3,877.3	3,876.9
Deferred income taxes, net	1,027.3	1,028.9	1,060.1
Deferred revenue	143.6	145.3	157.8
Noncurrent operating lease liabilities	508.2	507.4	545.9
Other noncurrent liabilities	688.3	681.3	668.6
Total liabilities	$6,394.3	$7,037.8	$7,066.2
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 132.3, 132.1 and 133.1 shares, respectively	132.3	132.1	133.1
Capital in excess of par value	2,865.0	2,880.1	2,832.9
Retained earnings	4,636.7	4,615.0	4,174.0
Accumulated other comprehensive loss	(142.1)	(143.8)	(153.1)
Total shareholders' equity	7,491.9	7,483.4	6,986.9
Noncontrolling interest	24.7	24.5	23.8
Total equity	$7,516.6	$7,507.9	$7,010.7
Total liabilities and equity	$13,910.9	$14,545.7	$14,076.9
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Unaudited	Three Months Ended March 31
in millions, except per share data	2024	2023
Total revenues	$1,545.7	$1,649.0
Cost of revenues	(1,240.8)	(1,347.0)
Gross profit	304.9	302.0
Selling, administrative and general expenses	(129.7)	(117.3)
Gain on sale of property, plant & equipment and businesses	0.6	1.7
Other operating income (expense), net	(2.9)	0.8
Operating earnings	172.9	187.2
Other nonoperating income (expense), net	(0.3)	1.4
Interest expense, net	(39.1)	(49.0)
Earnings from continuing operations before income taxes	133.5	139.6
Income tax expense	(28.9)	(16.6)
Earnings from continuing operations	104.6	123.0
Loss on discontinued operations, net of tax	(1.7)	(2.1)
Net earnings	102.9	120.9
Earnings attributable to noncontrolling interest	(0.2)	(0.2)
Net earnings attributable to Vulcan	$102.7	$120.7
Other comprehensive income, net of tax
Amortization of prior cash flow hedge loss	0.4	0.4
Amortization of actuarial loss and prior service cost for benefit plans	1.3	1.3
Other comprehensive income	1.7	1.7
Comprehensive income	104.6	122.6
Comprehensive earnings attributable to noncontrolling interest	(0.2)	(0.2)
Comprehensive income attributable to Vulcan	$104.4	$122.4
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$0.79	$0.92
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.78	$0.91

Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$0.78	$0.92
Discontinued operations	(0.01)	(0.02)
Net earnings	$0.77	$0.90
Weighted-average common shares outstanding
Basic	132.4	133.2
Assuming dilution	133.1	133.7

Effective tax rate from continuing operations	21.6%	11.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited	Three Months Ended March 31
in millions	2024	2023
Operating Activities
Net earnings	$102.9	$120.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	150.9	148.4
Noncash operating lease expense	12.9	13.6
Net gain on sale of property, plant & equipment and businesses	(0.6)	(1.7)
Contributions to pension plans	(1.7)	(1.9)
Share-based compensation expense	9.1	8.2
Deferred income taxes, net	(2.1)	(13.3)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(102.2)	(55.2)
Other, net	4.2	2.3
Net cash provided by operating activities	$173.4	$221.3
Investing Activities
Purchases of property, plant & equipment	(152.8)	(193.6)
Proceeds from sale of property, plant & equipment	1.4	1.4
Proceeds from sale of businesses	0.0	130.0
Payment for businesses acquired, net of acquired cash and adjustments	(12.3)	0.5
Other, net	(0.1)	0.0
Net cash used for investing activities	$(163.8)	$(61.7)
Financing Activities
Proceeds from short-term debt	0.0	28.0
Payment of short-term debt	0.0	(128.0)
Payment of current maturities and long-term debt	(550.4)	(550.4)
Proceeds from issuance of long-term debt	0.0	550.0
Debt issuance and exchange costs	0.0	(3.4)
Payment of finance leases	(3.6)	(5.8)
Purchases of common stock	(18.8)	0.0
Dividends paid	(62.0)	(57.2)
Share-based compensation, shares withheld for taxes	(23.8)	(14.3)
Other, net	(0.1)	0.0
Net cash used for financing activities	$(658.7)	$(181.1)
Net decrease in cash and cash equivalents and restricted cash	(649.1)	(21.5)
Cash and cash equivalents and restricted cash at beginning of year	949.2	161.5
Cash and cash equivalents and restricted cash at end of period	$300.1	$140.0
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
We operate primarily in the United States, and our principal product — aggregates — is used in most types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve aggregates markets in twenty-three states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; Puerto Cortés, Honduras; and Quintana Roo, Mexico (see Note 8, NAFTA Arbitration). Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell aggregates-intensive asphalt mix and/or ready-mixed concrete products in our Alabama, Arizona, California, Maryland, New Mexico, Tennessee, Texas, Virginia, U.S. Virgin Islands and Washington D.C. markets.
BASIS OF PRESENTATION
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards, if any, as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after March 31, 2024 will be reflected in management’s estimates for future periods.
NONCONTROLLING INTEREST
We own an 88% controlling interest in the Orca Sand and Gravel Limited Partnership (Orca) which was formed to develop the Orca quarry in British Columbia, Canada. The remaining 12% noncontrolling interest is held by the Namgis First Nation (Namgis). This noncontrolling interest consists of the Namgis’ share of the fair value equity in the partnership. Our condensed consolidated financial statements recognize the full fair value of all of the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.
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

INVENTORIES
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	March 31 2024	December 31 2023	March 31 2023
Finished products	$512.7	$494.4	$437.8
Raw materials	58.7	51.2	70.6
Products in process	6.8	6.5	6.2
Operating supplies and other	69.0	63.5	71.0
Total inventories	$647.2	$615.6	$585.6
DISCONTINUED OPERATIONS
In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

in millions	Three Months Ended March 31
	2024	2023
Pretax loss	$(2.3)	$(2.9)
Income tax benefit	0.6	0.8
Loss on discontinued operations, net of tax	$(1.7)	$(2.1)
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
EARNINGS PER SHARE (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended March 31
in millions	2024	2023
Weighted-average common shares outstanding	132.4	133.2
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.2	0.2
Other stock compensation awards	0.5	0.3
Weighted-average common shares outstanding, assuming dilution	133.1	133.7
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended March 31
in millions	2024	2023
Antidilutive common stock equivalents	0.1	0.1
RECLASSIFICATIONS
As a result of a first quarter 2024 change in our internal management reporting structure, prior period segment information has been revised to conform to our current segment reporting structure. This change had no impact on our prior consolidated results of operations, financial position or cash flows (refer to Note 13 for further information).

NOTE 2: LEASES
Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

in millions	Classification on the Balance Sheet	March 31 2024	December 31 2023	March 31 2023
Assets
Operating lease ROU assets		$641.8	$636.1	$669.6
Accumulated amortization		(129.4)	(124.4)	(100.1)
Operating leases, net	Operating lease right-of-use assets, net	512.4	511.7	569.5
Finance lease ROU assets		60.4	62.3	91.6
Accumulated depreciation		(21.5)	(20.2)	(16.6)
Finance leases, net	Property, plant & equipment, net	38.9	42.1	75.0
Total lease assets		$551.3	$553.8	$644.5
Liabilities
Current
Operating	Other current liabilities	$47.3	$47.3	$48.6
Finance	Other current liabilities	11.7	12.5	21.3
Noncurrent
Operating	Noncurrent operating lease liabilities	508.2	507.4	545.9
Finance	Other noncurrent liabilities	14.6	16.6	30.5
Total lease liabilities		$581.8	$583.8	$646.3
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.4	19.5	19.6
Finance leases		2.5	2.5	2.8
Weighted-average discount rate
Operating leases		4.4%	4.3%	4.0%
Finance leases		2.6%	2.4%	1.9%
The decreases from March 31, 2023 in total lease assets and liabilities presented above primarily relate to the November 2023 sale of concrete operations in Texas (see Note 16 for additional information). Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options by the middle of 2024.
The components of lease expense are as follows:

	Three Months Ended March 31
in millions	2024	2023
Finance lease cost
Depreciation of right-of-use assets	$2.5	$3.4
Interest on lease liabilities	0.2	0.2
Operating lease cost	18.8	19.4
Short-term lease cost [1]	11.1	11.7
Variable lease cost	5.3	5.1
Sublease income	(0.8)	(0.8)
Total lease expense	$37.1	$39.0
1Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $18.4 million and $18.3 million for the three months ended March 31, 2024 and 2023, respectively. Cash paid for finance leases (principal and interest) was $3.7 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
In the first quarter of 2024, we recorded income tax expense from continuing operations of $28.9 million compared to $16.6 million in the first quarter of 2023. The increase in tax expense was primarily due to a discrete tax benefit recognized in the first quarter of 2023 related to a 2022 business disposition.
In August 2022, the Inflation Reduction Act (IRA) was signed into law, effective for tax years beginning on or after January 1, 2023. The IRA introduced a corporate alternative minimum tax (CAMT) of 15% applicable to corporations with adjusted financial statement income in excess of $1 billion, as well as certain climate-related tax provisions. We were not subject to CAMT in 2023 and do not anticipate being subject to CAMT in 2024.
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2023, Calica had deferred tax assets (including net operating losses) of $27.4 million against which we have a full valuation allowance recorded. In 2024, we project a $6.7 million increase in deferred tax assets against which a valuation allowance was recorded as a component of the EAETR in the first three months of 2024. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2034 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
We project Alabama NOL carryforward deferred tax assets at December 31, 2024 of $68.4 million against which we have a valuation allowance of $48.2 million. Almost all of the Alabama NOL carryforward would expire between 2024 and 2029 if not utilized.
A summary of our deferred tax assets and liabilities is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Our segment total revenues by geographic market for the three month periods ended March 31, 2024 and 2023 are disaggregated as follows (the decrease in Gulf Coast market concrete revenues is primarily attributable to the sale of concrete operations in Texas in November 2023; see Note 16 for additional information):

	Three Months Ended March 31, 2024
in millions	Aggregates	Asphalt	Concrete	Total
Total Revenues by Geographic Market [1]
East	$339.0	$22.7	$75.9	$437.6
Gulf Coast	756.3	42.5	2.1	800.9
West	196.0	121.0	70.3	387.3
Segment sales	$1,291.3	$186.2	$148.3	$1,625.8
Intersegment sales	(80.1)	0.0	0.0	(80.1)
Total revenues	$1,211.2	$186.2	$148.3	$1,545.7

	Three Months Ended March 31, 2023
in millions	Aggregates	Asphalt	Concrete	Total
Total Revenues by Geographic Market [1]
East	$343.2	$21.8	$87.8	$452.8
Gulf Coast	789.1	46.2	136.2	971.5
West	164.3	101.8	61.1	327.2
Segment sales	$1,296.6	$169.8	$285.1	$1,751.5
Intersegment sales	(102.5)	0.0	0.0	(102.5)
Total revenues	$1,194.1	$169.8	$285.1	$1,649.0
1The geographic markets are defined by states/countries as follows:
East market - Arkansas, Delaware, Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia and Washington D.C.
Gulf Coast market - Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, U.S. Virgin Islands, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)
West market - Arizona, California, Hawaii, New Mexico and British Columbia (Canada)
Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $36.5 million (2.4% of total revenues) and $35.0 million (2.1% of total revenues) for the three months ended March 31, 2024 and 2023, respectively.
Our products typically are sold to private industry and not directly to governmental entities. Although approximately 40% to 55% of our aggregates shipments have historically been used in publicly funded construction (such as highways, airports and government buildings), a relatively small portion of our sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly funded construction, the vast majority of our business is not directly subject to renegotiation of profits or termination of contracts with local, state or federal governments.
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

Freight & delivery revenues are as follows:

	Three Months Ended March 31
in millions	2024	2023
Total revenues	$1,545.7	$1,649.0
Freight & delivery revenues [1]	(221.8)	(226.0)
Total revenues excluding freight & delivery	$1,323.9	$1,423.0
1Includes freight & delivery to remote distribution sites.
CONSTRUCTION PAVING SERVICE REVENUES
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at March 31, 2024 and 2023 were $158.6 million and $126.2 million, respectively. The remaining period to complete the obligations at March 31, 2024 ranged from 1 month to 42 months.
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
Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended March 31
in millions	2024	2023
Deferred revenue balance at beginning of period	$152.8	$161.8
Revenue recognized from deferred revenue	(1.7)	(2.0)
Deferred revenue balance at end of period	$151.1	$159.8
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending March 31, 2025 (reflected in other current liabilities in our March 31, 2024 Condensed Consolidated Balance Sheet).

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

in millions	March 31 2024	December 31 2023	March 31 2023
Level 1 Fair Value
Rabbi Trust
Mutual funds	$31.1	$31.7	$28.3
Total	$31.1	$31.7	$28.3
Level 2 Fair Value
Interest rate swaps	$0.0	$(0.3)	$3.0
Rabbi Trust
Money market mutual fund	0.8	0.5	0.4
Total	$0.8	$0.2	$3.4
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
Net gains of the Rabbi Trusts’ investments were $2.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at March 31, 2024 and 2023 were $2.3 million and $1.3 million, respectively.
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
In March 2023, we issued $550.0 million of 5.80% fixed-rate debt maturing in March 2026. Concurrently, we entered into fixed-to-floating interest rate swap agreements designated as fair value hedges in the amount of $550.0 million. Under these swap agreements, we received a fixed interest rate of 5.80% (matches the fixed rate we paid on the $550.0 million of debt) and paid daily compound Secured Overnight Financing Rate (SOFR) plus 0.241%. These swap agreements terminated in March 2024, coinciding with the redemption of the debt.
The changes in the fair value of these swaps designated as fair value hedges were recorded in interest expense and were perfectly offset by changes in the fair value of the related debt also recorded in interest expense. These swaps were recognized at fair value in the accompanying Condensed Consolidated Balance Sheets as follows:

in millions	Balance Sheet Location	March 31 2024	December 31 2023	March 31 2023
Fair Value Hedges [1]
Interest rate swaps	Other current/noncurrent assets	$0.0	$3.9	$3.8
Interest rate swaps	Other current/noncurrent liabilities	0.0	(4.2)	(0.8)
Interest rate swaps net asset (liability)		$0.0	$(0.3)	$3.0
1See Note 5 for further discussion of fair value determination.
In 2007, 2018 and 2020, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these cash flow hedges is deferred (recorded in accumulated other comprehensive income (AOCI)) and amortized to interest expense over the term of the related debt.
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended March 31
		2024	2023
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$(0.5)	$(0.5)
For the twelve-month period ending March 31, 2025, we estimate that $2.3 million of the $19.0 million net of tax loss in AOCI will be reclassified to interest expense.

NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	March 31 2024	December 31 2023	March 31 2023
Bank line of credit expires 2027 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2027 [1]		0.0	0.0	0.0
Total short-term debt		$0.0	$0.0	$0.0
Bank line of credit expires 2027 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2027 [1]		550.0	550.0	550.0
4.50% notes due 2025	4.65%	400.0	400.0	400.0
5.80% notes due 2026		0.0	550.0	550.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	0.47%	1.0	1.4	1.5
Total long-term debt - face value		$3,391.1	$3,941.5	$3,941.6
Unamortized discounts and debt issuance costs		(59.9)	(63.4)	(67.2)
Fair value adjustments [2]		0.0	(0.3)	3.0
Total long-term debt - book value		$3,331.2	$3,877.8	$3,877.4
Less current maturities		(0.5)	(0.5)	(0.5)
Total long-term debt - reported value		$3,330.7	$3,877.3	$3,876.9
Estimated fair value of long-term debt		$3,205.2	$3,798.0	$3,770.2
1Borrowings on the bank line of credit and commercial paper are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.
2See Note 6 for additional information on our fair value hedging strategy.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $3.5 million and $2.5 million of net interest expense for these items for the three months ended March 31, 2024 and 2023, respectively.
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
In 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.
Our $1,600.0 million unsecured line of credit matures in August 2027 and contains covenants customary for an unsecured investment-grade facility. As of March 31, 2024, we were in compliance with the covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of March 31, 2024, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of March 31, 2024, our available borrowing capacity under the line of credit was $1,510.8 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$89.2 million was used to support standby letters of credit

TERM DEBT
All of our $3,391.1 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of March 31, 2024, we were in compliance with all term debt covenants.
In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. Total proceeds of $546.6 million (net of discounts and transaction costs), together with cash on hand, were used to repay the $550.0 million delayed draw term loan. We redeemed these notes at par in March 2024 using cash on hand and recognized noncash expense of $2.3 million with the acceleration of unamortized deferred debt issuance costs.
STANDBY LETTERS OF CREDIT
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2024 are summarized by purpose in the table below:

in millions
Risk management insurance	$80.5
Reclamation/restoration requirements	8.7
Total	$89.2

NOTE 8: COMMITMENTS AND CONTINGENCIES
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the operating interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As stated in Note 2, our lease liabilities totaled $581.8 million as of March 31, 2024.
As summarized by purpose in Note 7, our standby letters of credit totaled $89.2 million as of March 31, 2024.
As described in Note 9, our asset retirement obligations totaled $325.7 million as of March 31, 2024.
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

in millions	March 31 2024	December 31 2023	March 31 2023
Accrued Environmental Remediation Costs
Continuing operations	$33.2	$32.6	$28.5
Retained from former Chemicals business	8.3	8.3	8.3
Total	$41.5	$40.9	$36.8
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
In addition to these lawsuits in which we are involved in the ordinary course of business, certain other material legal proceedings are more specifically described below:
▪LOWER PASSAIC RIVER STUDY AREA (DISCONTINUED OPERATIONS and SUPERFUND SITE) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the Cooperating Parties Group, CPG) to a May 2007 Administrative Order on Consent (AOC) with the EPA to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). The draft RI/FS was submitted recommending a targeted hot spot remedy; however, the EPA issued a record of decision (ROD) in March 2016 that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is $1.38 billion. In September 2016, the EPA entered into an Administrative Settlement Agreement and Order on Consent with Occidental Chemical Corporation (Occidental) in which Occidental agreed to undertake the remedial design for this bank-to-bank dredging remedy and to reimburse the United States for certain response costs.
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
▪TEXAS BRINE MATTER (DISCONTINUED OPERATIONS) — During operation of its former Chemicals Division, Vulcan leased the right to mine salt out of an underground salt dome formation in Assumption Parish, Louisiana from 1976 - 2005. Throughout that period, Texas Brine Company (Texas Brine) was the operator contracted by Vulcan to mine and deliver the salt as brine. We sold our Chemicals Division in 2005 and transferred our rights and interests related to the salt and mining operations to the purchaser, a subsidiary of Occidental Chemical Company (Occidental), and we have had no association with the leased premises or Texas Brine since that time. In August 2012, a sinkhole developed in the vicinity of the Texas Brine mining operations. Numerous lawsuits were filed thereafter in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were filed in the United States District Court for the Eastern District of Louisiana in New Orleans.
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
In the second quarter of 2022, we recorded an immaterial loss related to the claims brought by Texas Brine. In August 2022, Vulcan and Texas Brine commenced a joint “Phase 2” bench trial in the same three pipeline cases where fault was allocated. Prior to trial, the trial court granted various motions by Vulcan seeking dismissal of Texas Brine’s contract-based claims and hundreds of millions of dollars in alleged damages. Thus, the Phase 2 trial addressed the claims that remained pending between Texas Brine and Vulcan after that motion practice. During the Phase 2 trial, Texas Brine and Vulcan reached a negotiated joint stipulation as to the amount of Texas Brine’s damages for its surviving tort claims at issue in the trial. After applying Vulcan’s 15% fault allocation, Vulcan’s stipulated financial responsibility for the damages at issue in the trial is within the immaterial loss recorded during the second quarter of 2022. In December 2022, the trial court entered a judgment in the pipeline cases reflecting this stipulation. Texas Brine moved to assess all trial costs against Vulcan. Texas Brine and Vulcan thereafter reached a settlement, wherein Vulcan agreed to pay a portion of Texas Brine's trial costs, the amount of which was within the remaining immaterial loss recorded in the second quarter of 2022.
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

▪NEW YORK WATER DISTRICT CASES AND NEW JERSEY NATURAL RESOURCE DAMAGES CASE (DISCONTINUED OPERATIONS) — During the operation of our former Chemicals Division, which was divested to Occidental in 2005, Vulcan manufactured a chlorinated solvent known as 1,1,1-trichloroethane (TCA). We are a defendant in 29 cases allegedly involving TCA. We are a defendant in 28 cases brought by New York water providers, and in one case brought by the State of New Jersey, all involving TCA stabilized with 1,4-dioxane. The cases in New York are filed in the United States District Court for the Eastern District of New York. According to the various complaints, the plaintiff-water providers serve customers in a number of New York counties (Nassau, Suffolk, Orange, Putnam, Sullivan, Ulster, Washington and Westchester) and seek unspecified compensatory damages associated with the remediation of water wells allegedly contaminated with 1,4-dioxane. They are also seeking punitive damages. The New Jersey case, filed in state court in Mercer County (Trenton) in March 2023, seeks recovery for the entire State of New Jersey based on alleged damages to surface water, ground water and other natural resources. In the New Jersey case, the plaintiff seeks unspecified compensatory damages to restore the allegedly contaminated natural resources to a condition with zero 1,4-dioxane. The plaintiff also seeks disgorgement of profits from the sale of TCA in New Jersey, as well as penalties and attorneys’ fees under various New Jersey statutes. We will vigorously defend these cases on substantive and procedural grounds. At this time, we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, pertaining to the above-referenced cases.
▪HEWITT LANDFILL MATTER (SUPERFUND SITE) — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order directing Calmat Co., a Vulcan subsidiary (hereinafter "Vulcan") to assess, monitor, cleanup, and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles.
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
At the EPA's request, we submitted a Supplemental Report in March 2023 and an Alternative Design Work Plan (ADWP) in May 2023. Similar to the PDI Evaluation Report, the Supplemental Report and ADWP identified expansion of the onsite Hewitt remedy in conjunction with the offsite treatment being performed by LADWP as the preferred option for addressing contamination in offsite areas, instead of the two wells proposed by the EPA. In conjunction with its review of the Supplemental Report, the EPA held an initial meeting with stakeholders, including LADWP, in November 2023 and has requested additional meetings to determine a path forward.
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
▪NAFTA ARBITRATION — In September 2018, our subsidiary Legacy Vulcan, LLC (Legacy Vulcan), on its own behalf, and on behalf of our Mexican subsidiary Calizas Industriales del Carmen, S.A. de C.V. (Calica), served the United Mexican States (Mexico) a Notice of Intent to Submit a Claim to Arbitration under Chapter 11 of the North American Free Trade Agreement (NAFTA). This NAFTA claim relates to the treatment of a portion of our quarrying operations in Quintana Roo, Mexico arising from, among other measures, Mexico’s failure to comply with a legally binding zoning agreement and relates to other unfair, arbitrary and capricious actions by Mexico’s environmental enforcement agency. We assert that these actions are in breach of Mexico’s international obligations under NAFTA and international law.
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended March 31
in millions	2024	2023
Accretion	$3.5	$3.4
Depreciation	2.4	2.2
Total	$5.9	$5.6
ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended March 31
in millions	2024	2023
Balance at beginning of period	$324.1	$311.3
Liabilities incurred	0.0	0.0
Liabilities settled	(1.8)	(2.9)
Accretion expense	3.5	3.4
Revisions, net	(0.1)	0.1
Balance at end of period	$325.7	$311.9

NOTE 10: BENEFIT PLANS
PENSION PLANS
We sponsor two qualified, noncontributory defined benefit pension plans, the Vulcan Materials Company Pension Plan (VMC Pension Plan) and the CMG Hourly Pension Plan (CMG Pension Plan). The VMC Pension Plan has been closed to new entrants since 2007, and benefit accruals ceased in 2005 for hourly participants and in 2013 for salaried participants. The CMG Pension Plan is closed to new entrants other than through one small union, and benefits continue to accrue equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans.
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended March 31
in millions	2024	2023
Service cost	$0.7	$0.6
Interest cost	8.2	8.5
Expected return on plan assets	(7.1)	(6.9)
Amortization of prior service cost	0.3	0.4
Amortization of actuarial loss	1.2	1.4
Net periodic pension benefit cost	$3.3	$4.0
Pretax reclassifications from AOCI included in net periodic pension benefit cost	$1.5	$1.8
The contributions to pension plans for the three months ended March 31, 2024 and 2023, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31
in millions	2024	2023
Service cost	$0.6	$0.5
Interest cost	0.5	0.5
Amortization of prior service cost	0.4	0.4
Amortization of actuarial gain	(0.2)	(0.4)
Net periodic postretirement benefit cost	$1.3	$1.0
Pretax reclassifications from AOCI included in net periodic postretirement benefit credit	$0.2	$0.0
DEFINED CONTRIBUTION PLANS
In addition to our pension and postretirement plans, we sponsor four defined contribution plans. Substantially all salaried and nonunion hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $30.4 million and $18.9 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

in millions	March 31 2024	December 31 2023	March 31 2023
AOCI
Cash flow hedges	$(19.0)	$(19.4)	$(20.6)
Pension and postretirement plans	(123.1)	(124.4)	(132.5)
Total	$(142.1)	$(143.8)	$(153.1)
Changes in AOCI, net of tax, for the three months ended March 31, 2024 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
AOCI
Balances as of December 31, 2023	$(19.4)	$(124.4)	$(143.8)
Amounts reclassified from AOCI	0.4	1.3	1.7
Net current period OCI changes	0.4	1.3	1.7
Balances as of March 31, 2024	$(19.0)	$(123.1)	$(142.1)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended March 31
in millions	2024	2023
Amortization of Cash Flow Hedge Losses
Interest expense	$0.5	$0.5
Benefit from income taxes	(0.1)	(0.1)
Total	$0.4	$0.4
Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$1.7	$1.7
Benefit from income taxes	(0.4)	(0.4)
Total	$1.3	$1.3
Total reclassifications from AOCI to earnings	$1.7	$1.7

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
There were no shares held in treasury as of March 31, 2024, December 31, 2023 and March 31, 2023.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average cost	March 31 2024	December 31 2023	March 31 2023
Number of shares purchased and retired	0.1	1.0	0.0
Total purchase price [1]	$18.8	$200.0	$0.0
Average cost per share	$265.44	$204.52	$0.00
1The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of March 31, 2024, 7,016,328 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended March 31
in millions, except per share data	2024	2023
Total Shareholders' Equity
Balance at beginning of period	$7,483.4	$6,928.6
Net earnings attributable to Vulcan	102.7	120.7
Common stock issued
Share-based compensation plans, net of shares withheld for taxes	(24.2)	(15.1)
Purchase and retirement of common stock	(18.8)	0.0
Share-based compensation expense	9.1	8.2
Cash dividends on common stock ($0.46/$0.43 per share, respectively)	(62.0)	(57.2)
Other comprehensive income	1.7	1.7
Balance at end of period	$7,491.9	$6,986.9
Noncontrolling Interest
Balance at beginning of period	$24.5	$23.6
Earnings attributable to noncontrolling interest	0.2	0.2
Balance at end of period	$24.7	$23.8
Total Equity
Balance at end of period	$7,516.6	$7,010.7

NOTE 13: SEGMENT REPORTING
Our operating segments are based on our internal management reporting structure. We continually assess our internal management reporting structure and the financial information evaluated by our Chief Operating Decision Maker (CODM) to determine whether any changes have occurred that would impact segment reporting. During the first quarter of 2024, we reorganized the financial information provided to our CODM to allocate resources and evaluate operating performance. As a result, we now report our calcium operation within our Aggregates reporting segment to align with our new reporting structure. All prior period segment information has been revised to conform to the current presentation. This change in our reporting segments had no impact on previously reported consolidated financial results.
We have three operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt and Concrete. The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Our Asphalt and Concrete segments are primarily supplied with their aggregates requirements from our Aggregates segment. These intersegment sales are made at local market prices for the particular grade and quality of product used in the production of asphalt mix and ready-mixed concrete and are excluded from total revenues. Management reviews earnings from these reporting segments principally at the gross profit level.
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended March 31
in millions	2024	2023
Total Revenues
Aggregates [1]	$1,291.3	$1,296.6
Asphalt [2]	186.2	169.8
Concrete	148.3	285.1
Segment sales	$1,625.8	$1,751.5
Aggregates intersegment sales	(80.1)	(102.5)
Total revenues	$1,545.7	$1,649.0
Gross Profit
Aggregates	$303.3	$303.6
Asphalt	4.7	0.8
Concrete	(3.1)	(2.4)
Total	$304.9	$302.0
Depreciation, Depletion, Accretion and Amortization (DDA&A)
Aggregates	$123.5	$112.3
Asphalt	8.9	9.0
Concrete	12.3	20.4
Other	6.2	6.7
Total	$150.9	$148.4
Identifiable Assets [3,4]
Aggregates	$11,816.8	$11,507.0
Asphalt	630.6	608.4
Concrete	896.4	1,513.3
Total identifiable assets	$13,343.8	$13,628.7
General corporate assets	267.0	308.2
Cash and cash equivalents and restricted cash	300.1	140.0
Total assets	$13,910.9	$14,076.9
1Includes product sales (crushed stone, sand and gravel, sand and other aggregates), freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to aggregates.
2Includes product sales as well as service revenues (see Note 4) from our asphalt construction paving business.
3Certain temporarily idled assets are included within a segment's Identifiable Assets, but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.
4The decrease in Concrete Identifiable Assets is primarily due to the divestiture of concrete operations in Texas in November 2023 (see Note 16).

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended March 31
in millions	2024	2023
Cash Payments
Interest (exclusive of amount capitalized)	$38.8	$23.9
Income taxes	2.6	(0.7)
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$18.9	$28.0
Recognition of new and revised lease obligations for
Operating lease right-of-use assets	13.8	11.5
Finance lease right-of-use assets	0.9	0.6
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
There were no charges for goodwill impairment in the three-month periods ended March 31, 2024 and 2023. Accumulated goodwill impairment losses amount to $303.6 million ($252.7 million in our former Cement segment and $50.9 million in our Concrete segment).
There were no changes in the carrying amount of goodwill by reportable segment from December 31, 2023 to March 31, 2024 as shown below:

in millions	Aggregates	Asphalt	Concrete	Total
Totals at December 31, 2023	$3,330.2	$91.6	$109.9	$3,531.7
Totals at March 31, 2024	$3,330.2	$91.6	$109.9	$3,531.7
NOTE 16: ACQUISITIONS AND DIVESTITURES
BUSINESS ACQUISITIONS
2024 BUSINESS ACQUISITIONS — Through the three months ended March 31, 2024, we acquired the following operations for total cash consideration of $12.3 million:
▪North Carolina – aggregates operations
Subsequent to quarter end, in April 2024 we acquired aggregates and asphalt operations in Alabama using existing cash on hand.
2023 BUSINESS ACQUISITIONS — For the full year 2023, we completed no business acquisitions.
DIVESTITURES AND PENDING DIVESTITURES
We had no significant divestitures through the three months ended March 31, 2024.
In 2023, we sold:
▪Fourth quarter – concrete operations in Texas resulting in a third quarter impairment charge of $28.3 million and a fourth quarter loss on sale of $13.8 million (the assets were written down to fair value less cost to sell in the third quarter)
▪Fourth quarter – excess real estate in Virginia resulting in a pretax gain of $65.7 million
▪Second quarter – real estate associated with a former recycled concrete facility in Illinois resulting in a pretax gain of $15.2 million
No material assets met the criteria for held for sale at March 31, 2024, December 31, 2023 or March 31, 2023.

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
Demand for our products is dependent on construction activity and correlates positively with changes in population, employment and household formations. End uses include public construction (e.g., highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects), private nonresidential construction (e.g., manufacturing, retail, offices and warehouses) and private residential construction (e.g., single-family houses, duplexes, apartment buildings and condominiums).
Aggregates have a very high weight-to-price ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation — shipping by barge and rail — and from our quarries in Quintana Roo, Mexico (see the NAFTA Arbitration section in Note 8 to the condensed consolidated financial statements) and Puerto Cortés, Honduras with our fleet of Panamax-class, self-unloading ships. Additionally, we serve markets in California and Hawaii from our quarry in British Columbia, Canada by means of a long-term marine shipping agreement with CSL Americas.
There are limited substitutes for quality aggregates. Due to zoning and permitting regulations and high transportation costs relative to the value of the product, the location of reserves is a critical factor to our long-term success.
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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR FIRST QUARTER 2024
Compared to first quarter of 2023:
▪Total revenues decreased $103.3 million, or 6%, to $1,545.7 million
▪Gross profit increased $2.9 million, or 1%, to $304.9 million
▪Aggregates segment sales decreased $5.3 million to $1,291.3 million
▪Aggregates segment freight-adjusted revenues increased $23.3 million, or 2%, to $991.4 million
▪Shipments decreased 7%, or 3.7 million tons, to 48.1 million tons
▪Freight-adjusted sales price increased 10.2%, or $1.90 per ton to $20.59
▪Aggregates segment gross profit decreased slightly by $0.3 million to $303.3 million
▪Unit profitability (as measured by gross profit per ton) increased 8% to $6.30 per ton
▪Asphalt and Concrete segment gross profit increased $3.2 million to $1.6 million, collectively
▪Selling, administrative and general (SAG) expenses increased $12.4 million (130 basis points as a percentage of total revenues)
▪Operating earnings decreased $14.3 million, or 8%, to $172.9 million
▪Earnings attributable to Vulcan from continuing operations were $0.78 per diluted share compared to $0.92 per diluted share
▪Adjusted earnings attributable to Vulcan from continuing operations were $0.80 per diluted share compared to $0.95 per diluted share
▪Net earnings attributable to Vulcan were $102.7 million, a decrease of $18.0 million, or 15%
▪Adjusted EBITDA was $323.5 million, a decrease of $14.2 million, or 4%
▪Returned capital to shareholders via dividends of $62.0 million at $0.46 per share versus $57.2 million at $0.43 per share
▪Returned capital to shareholders via share repurchases of $18.8 million at $265.44 average price per share compared to none in the prior year
Our teams' solid execution helped us overcome challenging weather conditions throughout much of the first quarter. Margins expanded despite lower aggregates shipments, demonstrating the durability of our aggregates business and its attractive compounding growth characteristics. Aggregates gross profit per ton increased 8% in the first quarter, and cash gross profit per ton increased 10%, with improvements widespread across our footprint. A consistent focus on our strategic disciplines coupled with continued pricing momentum reinforces our confidence in our full year outlook and our ability to deliver another year of double-digit earnings growth and strong cash generation.
Capital expenditures, including maintenance and growth projects, were $103.1 million in the first quarter. During 2024, we expect to spend between $625 million and $675 million on maintenance and growth projects. During the quarter, we returned $80.8 million to shareholders through $18.8 million of common stock repurchases and $62.0 million of dividends.
We used $550 million of cash on hand to redeem our 2026 notes, resulting in a ratio of total debt to trailing-twelve months Adjusted EBITDA of 1.7 times (or 1.5 times on a net debt basis reflecting $300.1 million of cash on hand). Our stated long-term target leverage range is 2.0 to 2.5 times total debt to trailing-twelve months Adjusted EBITDA.
A strong liquidity and balance sheet profile positions us well for continued growth. Our weighted-average debt maturity was 10.9 years, and our weighted-average effective interest rate was 4.78%.
Interest expense, net of interest income, was $39.1 million in the first quarter compared with $49.0 million in the prior year. The decrease in interest expense reflects the first quarter 2024 redemption of $550.0 million senior notes due 2026.
On a trailing-twelve months basis, return on average invested capital was 16.3%, a 260 basis points improvement over the prior year.
OUTLOOK
Our operating performance in the first quarter was solid and in line with our expectations. We remain on track to deliver $2,150 to $2,300 million of Adjusted EBITDA, marking the fourth consecutive year of double-digit growth. The pricing environment remains positive, and our focus remains on compounding unit margins through all parts of the cycle, creating value for our shareholders through improving returns on capital.

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended March 31
in millions, except per share and per unit data	2024	2023
Total revenues	$1,545.7	$1,649.0
Cost of revenues	(1,240.8)	(1,347.0)
Gross profit	304.9	302.0
Gross profit margin	19.7%	18.3%
Selling, administrative and general expenses	(129.7)	(117.3)
SAG as a percentage of total revenues	8.4%	7.1%
Gain on sale of property, plant & equipment and businesses	0.6	1.7
Operating earnings	172.9	187.2
Interest expense, net	(39.1)	(49.0)
Earnings from continuing operations before income taxes	133.5	139.6
Income tax expense	(28.9)	(16.6)
Effective tax rate from continuing operations	21.6%	11.9%
Earnings from continuing operations	104.6	123.0
Loss on discontinued operations, net of tax	(1.7)	(2.1)
Earnings attributable to noncontrolling interest	(0.2)	(0.2)
Net earnings attributable to Vulcan	$102.7	$120.7
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$0.78	$0.92
Discontinued operations	(0.01)	(0.02)
Net earnings	$0.77	$0.90
EBITDA [1]	$321.0	$333.8
Adjusted EBITDA [1]	$323.5	$337.7
Average Sales Price and Unit Shipments
Aggregates
Tons	48.1	51.8
Freight-adjusted sales price	$20.59	$18.69
Asphalt Mix
Tons	2.1	2.1
Average sales price	$77.83	$73.44
Ready-mixed concrete
Cubic yards	0.8	1.8
Average sales price	$182.73	$161.25
1Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

FIRST QUARTER 2024 COMPARED TO FIRST QUARTER 2023
First quarter 2024 total revenues were $1,545.7 million, down 6% from the first quarter of 2023. Shipments decreased in aggregates (-7%), decreased in ready-mixed concrete (-54%) and increased in asphalt mix (+3%). Gross profit decreased slightly in the Aggregates segment (-$0.3 million) and increased in the Asphalt segment (+$3.9 million or 460%). Concrete segment gross profit decreased by $0.7 million (-28%) as a result of the divestiture of our operations in Texas in November 2023 (see Note 16 to the condensed consolidated financial statements).
Net earnings attributable to Vulcan for the first quarter of 2024 were $102.7 million, or $0.77 per diluted share, compared to $120.7 million, or $0.90 per diluted share in the first quarter of 2023. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the first quarter of 2024 include:
▪pretax charges of $0.1 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $2.3 million
▪$1.6 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first quarter of 2023 include:
▪pretax charges of $0.5 million associated with non-routine acquisitions
▪pretax charges of $0.4 million associated with divested operations
▪pretax loss on discontinued operations of $2.9 million
▪$3.6 million of tax charges related to a Calica NOL carryforward valuation allowance
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $0.80 per diluted share for the first quarter of 2024 compared to $0.95 per diluted share for the first quarter of 2023.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the first quarter of 2024 versus the first quarter of 2023 are summarized below:

in millions
First quarter 2023	$139.6
Lower aggregates gross profit	(0.3)
Higher asphalt gross profit	3.9
Lower concrete gross profit	(0.7)
Higher selling, administrative and general expenses	(12.4)
Lower gain on sale of property, plant & equipment and businesses	(1.1)
Lower interest expense, net	9.9
All other	(5.4)
First quarter 2024	$133.5
First quarter Aggregates segment gross profit decreased slightly to $303.3 million (increased 8% to $6.30 on a per ton basis). Cash gross profit per ton improved 10% to $8.86 per ton, despite lower shipments due to unfavorable weather conditions throughout most of the quarter. Improvements in unit profitability were widespread across our footprint and resulted from continued pricing momentum and solid operational execution.
Price increases effective at the beginning of the year resulted in another quarter of attractive growth. Freight-adjusted selling prices increased 10.2%, or $1.90 per ton, as compared to the prior year to $20.59, with all markets realizing year-over-year improvement. Freight-adjusted unit cash cost of sales increased 10%, primarily driven by a 7% decline in aggregates shipments due to unfavorable weather. On a trailing-twelve months basis, unit cash costs increased 9%, marking the fourth consecutive quarter of unit cost deceleration.
Overall, non-aggregates segments gross profit of $1.6 million was $3.2 million higher than the prior year’s first quarter.
Asphalt segment gross profit of $4.7 million was up $3.9 million from the prior year’s first quarter, and cash gross profit of $13.6 million was up $3.8 million compared to the prior year. Asphalt mix shipments increased 3%, and pricing increased 6.0%. Strong shipments in Arizona and California, our largest asphalt markets, were partially offset by lower shipments in Texas due to weather impacts.
Concrete segment gross profit was a loss of $3.1 million for the first quarter. Cash gross profit was $9.2 million compared to $18.0 million in the prior year which included earnings from our divested operations in Texas. While unit gross profit declined compared to the prior year's first quarter, unit cash gross profit improved 10% despite lower volumes.
SAG expense of $129.7 million was in line with our expectations for the first quarter. On a trailing-twelve months basis, SAG expense was $555.1 million, or 7.2% of total revenues.
Other operating income (expense), which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $2.9 million of expense for the first quarter of 2024 compared to $0.8 million of income in the first quarter of 2023.

Other nonoperating income (expense), net was $0.3 million of expense for the first quarter of 2024 compared to $1.4 million of income in the first quarter of 2023.
Net interest expense was $39.1 million in the first quarter of 2024 compared to $49.0 million in the first quarter of 2023. The decrease in interest expense reflects the first quarter 2024 redemption of $550.0 million senior notes due 2026.
Income tax expense from continuing operations was $28.9 million in the first quarter of 2024 compared to $16.6 million in the first quarter of 2023. The increase in tax expense was primarily due to a discrete tax benefit recognized in the first quarter of 2023 related to a 2022 business disposition.
Earnings attributable to Vulcan from continuing operations were $0.78 per diluted share in the first quarter of 2024 compared to $0.92 per diluted share in the first quarter of 2023.
DISCONTINUED OPERATIONS — First quarter pretax loss from discontinued operations was $2.3 million in 2024 compared with a pretax loss of $2.9 million in 2023. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
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
Further, the Mexican government has taken actions adverse to our property and operations in Mexico. On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to Calica and began a proceeding that could result in the revocation of that permit. We strongly believe that the actions taken by Mexico are arbitrary and illegal, and we intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law. For additional information regarding our Calica operations, see the NAFTA Arbitration section in Note 8 to the condensed consolidated financial statements.
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

	Three Months Ended March 31
in millions, except per ton data	2024	2023
Aggregates segment
Segment sales	$1,291.3	$1,296.6
Freight & delivery revenues [1]	(277.4)	(309.8)
Other revenues	(22.5)	(18.7)
Freight-adjusted revenues	$991.4	$968.1
Unit shipments - tons	48.1	51.8
Freight-adjusted sales price	$20.59	$18.69
1At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

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

	Three Months Ended March 31
in millions, except per ton data	2024	2023
Aggregates segment
Gross profit	$303.3	$303.6
Depreciation, depletion, accretion and amortization	$123.5	$112.3
Aggregates segment cash gross profit	$426.8	$415.9
Unit shipments - tons	48.1	51.8
Aggregates segment gross profit per ton	$6.30	$5.86
Aggregates segment freight-adjusted sales price	$20.59	$18.69
Aggregates segment cash gross profit per ton	$8.86	$8.03
Aggregates segment freight-adjusted cash cost of sales per ton	$11.73	$10.66
Asphalt segment
Gross profit	$4.7	$0.8
Depreciation, depletion, accretion and amortization	$8.9	$9.0
Asphalt segment cash gross profit	$13.6	$9.8
Unit shipments - tons	2.1	2.1
Asphalt segment gross profit per ton	$2.20	$0.41
Asphalt segment average sales price	$77.83	$73.44
Asphalt segment cash gross profit per ton	$6.31	$4.70
Asphalt segment cash cost of sales per ton	$71.52	$68.74
Concrete segment
Gross profit	$(3.1)	$(2.4)
Depreciation, depletion, accretion and amortization	$12.3	$20.4
Concrete segment cash gross profit	$9.2	$18.0
Unit shipments - cubic yards	0.8	1.8
Concrete segment gross profit per cubic yard	$(3.77)	$(1.36)
Concrete segment average sales price	$182.73	$161.25
Concrete segment cash gross profit per cubic yard	$11.30	$10.24
Concrete segment cash cost of sales per cubic yard	$171.43	$151.01

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

	Three Months Ended March 31		Trailing-Twelve Months March 31
in millions	2024	2023	2024	2023
Net earnings attributable to Vulcan	$102.7	$120.7	$915.2	$604.4
Income tax expense, including discontinued operations	28.3	15.8	308.1	184.2
Interest expense, net of interest income	39.1	49.0	169.8	181.4
Depreciation, depletion, accretion and amortization	150.9	148.4	619.5	594.9
EBITDA	$321.0	$333.8	$2,012.6	$1,564.9
Loss on discontinued operations	$2.3	$2.9	$14.1	$25.7
(Gain) loss on sale of real estate and businesses, net	0.0	0.0	(67.1)	(6.1)
Loss on impairments	0.0	0.0	28.3	67.8
Charges associated with divested operations	0.0	0.4	7.6	3.8
Acquisition related charges [1]	0.1	0.5	1.7	13.3
Adjusted EBITDA	$323.5	$337.7	$1,997.1	$1,669.4
1Represents charges associated with acquisitions requiring clearance under federal antitrust laws.
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

	Three Months Ended March 31
	2024	2023
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$0.77	$0.90
Items included in Adjusted EBITDA above, net of tax	0.02	0.03
NOL carryforward valuation allowance	0.01	0.02
Adjusted diluted EPS attributable to Vulcan from continuing operations	$0.80	$0.95

NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	March 31
in millions	2024	2023
Current maturities of long-term debt	$0.5	$0.5
Long-term debt	3,330.7	3,876.9
Total debt	$3,331.2	$3,877.4
Cash and cash equivalents and restricted cash	(300.1)	(140.0)
Net debt	$3,031.1	$3,737.4
Trailing-Twelve Months (TTM) Adjusted EBITDA	$1,997.1	$1,669.4
Total debt to TTM Adjusted EBITDA	1.7x	2.3x
Net debt to TTM Adjusted EBITDA	1.5x	2.2x
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

	Trailing-Twelve Months
in millions	March 31 2024	March 31 2023
Adjusted EBITDA	$1,997.1	$1,669.4
Average invested capital
Property, plant & equipment, net	$6,137.9	$5,910.0
Goodwill	3,594.9	3,707.1
Other intangible assets	1,542.1	1,723.5
Fixed and intangible assets	$11,274.9	$11,340.6
Current assets	$2,194.0	$1,918.0
Cash and cash equivalents	(380.5)	(141.0)
Current tax	(24.3)	(45.6)
Adjusted current assets	1,789.2	1,731.4
Current liabilities	(781.6)	(999.6)
Current maturities of long-term debt	0.5	1.2
Short-term debt	0.0	137.6
Adjusted current liabilities	(781.1)	(860.8)
Adjusted net working capital	$1,008.1	$870.6
Average invested capital	$12,283.0	$12,211.2
Return on invested capital	16.3%	13.7%

2024 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2024 Projected Mid-point
Net earnings attributable to Vulcan	$1,130
Income tax expense, including discontinued operations	330
Interest expense, net of interest income	155
Depreciation, depletion, accretion and amortization	610
Projected EBITDA	$2,225
Items included in Adjusted EBITDA above	0
Projected Adjusted EBITDA	$2,225
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
LIQUIDITY AND FINANCIAL RESOURCES
Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2024 including:
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

CASH
Included in our March 31, 2024 cash and cash equivalents and restricted cash balances of $300.1 million is $7.7 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the section Restricted Cash.
CASH FROM OPERATING ACTIVITIES

	Three Months Ended March 31
in millions	2024	2023
Net earnings	$102.9	$120.9
Depreciation, depletion, accretion and amortization (DDA&A)	150.9	148.4
Noncash operating lease expense	12.9	13.6
Net gain on sale of property, plant & equipment and businesses	(0.6)	(1.7)
Deferred income taxes, net	(2.1)	(13.3)
Other operating cash flows, net [1]	(90.6)	(46.6)
Net cash provided by operating activities	$173.4	$221.3
1Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $173.4 million during the three months ended March 31, 2024, a $47.9 million decrease compared to the same period of 2023. The decrease was primarily attributable to a $18.0 million decrease in net earnings and changes in working capital balances.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 43.0 days at March 31, 2024 compared to 44.1 days at March 31, 2023. Additionally, our over 90 day receivables balance was $22.7 million at March 31, 2024, a decrease of $26.5 million from the $49.2 million balance at March 31, 2023. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
CASH FROM INVESTING ACTIVITIES
Net cash used for investing activities was $163.8 million during the first three months of 2024, a $102.1 million increase compared to cash used of $61.7 million in the same period of 2023. This increase was primarily attributable to a $130.0 million note receivable collected in 2023 related to the 2022 sale of concrete operations in New Jersey, New York and Pennsylvania. During the first three months of 2024, we acquired businesses for $12.3 million (see Note 16 to the condensed consolidated financial statements) whereas there were no business acquisitions in 2023. Additionally, during the first three months of 2024, we invested $152.8 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $193.6 million in the prior year period. This $152.8 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities.
CASH FROM FINANCING ACTIVITIES
Net cash used for financing activities was $658.7 million during the first three months of 2024, a $477.6 million increase compared to cash used of $181.1 million in the same period of 2023. The current year includes cash paid to redeem the $550.0 million senior notes due 2026 whereas the prior year includes a $100.0 million net payment on our line of credit. Additionally, we returned $80.8 million to shareholders through $62.0 million of dividends ($0.46 per share compared to $0.43 per share) and $18.8 million of common stock repurchases of (70,932 shares repurchased at $265.44 average price per share compared to none in the first three months of 2023).

DEBT
Certain debt measures are presented below:

in millions	March 31 2024	December 31 2023	March 31 2023
Debt
Current maturities of long-term debt	$0.5	$0.5	$0.5
Long-term debt	3,330.7	3,877.3	3,876.9
Total debt	$3,331.2	$3,877.8	$3,877.4
Capital
Total debt	$3,331.2	$3,877.8	$3,877.4
Total equity	7,516.6	7,507.9	7,010.7
Total capital	$10,847.8	$11,385.7	$10,888.1
Total Debt as a Percentage of Total Capital	30.7%	34.1%	35.6%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	5.55%	5.64%	5.23%
Term debt	4.63%	4.82%	4.73%
Fixed versus Floating Interest Rate Debt
Fixed-rate debt	83.8%	72.1%	72.1%
Floating-rate debt	16.2%	27.9%	27.9%
1Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At March 31, 2024, total debt to trailing-twelve months Adjusted EBITDA was 1.7 times (1.5 times on a net debt basis reflecting $300.1 million of cash on hand). Our weighted-average debt maturity was 10.9 years, and our total weighted-average effective interest rate was 4.78%.
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
In 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.
Our $1,600.0 million unsecured line of credit matures in August 2027 and contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2024, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of March 31, 2024, our available borrowing capacity under the line of credit was $1,510.8 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$89.2 million was used to support standby letters of credit
TERM DEBT
All of our $3,391.1 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of March 31, 2024, we were in compliance with all term debt covenants.
In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. Total proceeds of $546.6 million (net of discounts and transaction costs), together with cash on hand, were used to repay the $550.0 million delayed draw term loan. We redeemed these notes at par in March 2024 using cash on hand and recognized noncash expense of $2.3 million with the acceleration of unamortized deferred debt issuance costs.

CURRENT MATURITIES OF LONG-TERM DEBT
The $0.5 million of current maturities of long-term debt as of March 31, 2024 is due as follows:

in millions	Current Maturities
Second quarter 2024	$0.0
Third quarter 2024	0.0
Fourth quarter 2024	0.0
First quarter 2025	0.5
DEBT RATINGS
Our debt ratings and outlooks as of March 31, 2024 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable
EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	March 31 2024	December 31 2023	March 31 2023
Common stock shares at January 1, issued and outstanding	132.1	132.9	132.9
Common Stock Issuances
Share-based compensation plans	0.3	0.2	0.2
Common Stock Purchases
Purchased and retired	(0.1)	(1.0)	0.0
Common stock shares at end of period, issued and outstanding	132.3	132.1	133.1
As of March 31, 2024, there were 7,016,328 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average cost	March 31 2024	December 31 2023	March 31 2023
Number of shares purchased and retired	0.1	1.0	0.0
Total purchase price	$18.8	$200.0	$0.0
Average cost per share	$265.44	$204.52	$0.00
There were no shares held in treasury as of March 31, 2024, December 31, 2023 and March 31, 2023.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements such as financing or unconsolidated variable interest entities.
STANDBY LETTERS OF CREDIT
For a discussion of our standby letters of credit, see Note 7 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023 (Form 10-K).
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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2024.
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

INVESTOR INFORMATION
We make available on our website, www.vulcanmaterials.com, free of charge, copies of our:
▪Annual Report on Form 10-K
▪Quarterly Reports on Form 10-Q
▪Current Reports on Form 8-K
Our website also includes amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov).
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
At March 31, 2024, the estimated fair value of our long-term debt including current maturities was $3,205.6 million compared to a face value of $3,391.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.2 million.
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

ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
We are in the process of replacing our quote to invoice system for our aggregates and asphalt operations and expect the full implementation of this system to be completed by the fourth quarter of 2024.
No other changes were made during the first quarter of 2024 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

PART II OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A
RISK FACTORS
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of our equity securities during the quarter ended March 31, 2024 are summarized below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]
2024
January 1 - January 31	0	$0.00	0	7,087,260
February 1 - February 29	0	$0.00	0	7,087,260
March 1 - March 31	70,932	$265.44	70,932	7,016,328
Total	70,932	$265.44	70,932
1In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2024, there were 7,016,328 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
We did not have any unregistered sales of equity securities during the first quarter of 2024.

ITEM 4
MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 5
OTHER INFORMATION
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended March 31, 2024, none of our Section 16 officers and directors adopted or terminated trading arrangements for the sale of shares of our common stock, except that Mr. Hill adopted a trading arrangement as follows:

	Trading Arrangement
Name and Title	Rule 10b5-1 [1]	Non-Rule 10b5-1 [2]	Date	Expiration of Plan	Number of Shares to be Sold [3]

Tom Hill, Chairman and Chief Executive Officer	X		March 14, 2024	Earlier of when all shares under plan are sold and February 11, 2025	62,900

1Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
2Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
3The actual number of shares of our common stock to be sold may vary as a result of shares withheld for payment of taxes.

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

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in iXBRL (contained in Exhibit 101).
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date	May 2, 2024	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date	May 2, 2024	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)