Form 10-Q
period 2024-06-30
Vulcan Materials CO
filed 2024-08-07
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at July 23, 2024
Common Stock, $1 Par Value	132,060,016

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2024
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	June 30 2024	December 31 2023	June 30 2023
in millions
Assets
Cash and cash equivalents	$111.0	$931.1	$166.0
Restricted cash	0.6	18.1	2.2
Accounts and notes receivable, gross	1,075.5	903.3	1,174.6
Allowance for credit losses	(14.3)	(13.6)	(14.2)
Accounts and notes receivable, net	1,061.2	889.7	1,160.4
Inventories	650.3	615.6	594.6
Other current assets	153.4	70.4	120.5
Total current assets	1,976.5	2,524.9	2,043.7
Investments and long-term receivables	31.4	31.3	31.2
Property, plant & equipment, cost	12,240.8	11,835.5	11,561.5
Allowances for depreciation, depletion & amortization	(5,825.0)	(5,617.8)	(5,455.7)
Property, plant & equipment, net	6,415.8	6,217.7	6,105.8
Operating lease right-of-use assets, net	511.8	511.7	558.4
Goodwill	3,536.6	3,531.7	3,689.5
Other intangible assets, net	1,462.7	1,460.7	1,653.1
Other noncurrent assets	281.6	267.7	251.9
Total assets	$14,216.4	$14,545.7	$14,333.6
Liabilities
Current maturities of long-term debt	0.5	0.5	0.5
Short-term debt	95.0	0.0	0.0
Trade payables and accruals	326.6	390.4	402.1
Other current liabilities	374.7	406.7	390.7
Total current liabilities	796.8	797.6	793.3
Long-term debt	3,331.7	3,877.3	3,873.2
Deferred income taxes, net	1,011.5	1,028.9	1,069.8
Deferred revenue	141.4	145.3	149.9
Noncurrent operating lease liabilities	507.5	507.4	537.5
Other noncurrent liabilities	697.1	681.3	683.5
Total liabilities	$6,486.0	$7,037.8	$7,107.2
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 132.1, 132.1 and 132.9 shares, respectively	132.1	132.1	132.9
Capital in excess of par value	2,879.9	2,880.1	2,845.4
Retained earnings	4,833.9	4,615.0	4,375.7
Accumulated other comprehensive loss	(140.6)	(143.8)	(151.4)
Total shareholders' equity	7,705.3	7,483.4	7,202.6
Noncontrolling interest	25.1	24.5	23.8
Total equity	$7,730.4	$7,507.9	$7,226.4
Total liabilities and equity	$14,216.4	$14,545.7	$14,333.6
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Unaudited	Three Months Ended June 30		Six Months Ended June 30
in millions, except per share data	2024	2023	2024	2023
Total revenues	$2,014.4	$2,112.9	$3,560.1	$3,761.8
Cost of revenues	(1,422.2)	(1,529.6)	(2,662.9)	(2,876.5)
Gross profit	592.2	583.3	897.2	885.3
Selling, administrative and general expenses	(134.1)	(139.1)	(263.8)	(256.5)
Gain on sale of property, plant & equipment and businesses	3.8	16.7	4.4	18.5
Other operating expense, net	(8.3)	(9.8)	(11.3)	(9.0)
Operating earnings	453.6	451.1	626.5	638.3
Other nonoperating income (expense), net	(8.7)	(0.1)	(8.9)	1.3
Interest expense, net	(40.2)	(46.7)	(79.3)	(95.7)
Earnings from continuing operations before income taxes	404.7	404.3	538.3	543.9
Income tax expense	(94.4)	(92.0)	(123.4)	(108.6)
Earnings from continuing operations	310.3	312.3	414.9	435.3
Loss on discontinued operations, net of tax	(2.0)	(3.7)	(3.7)	(5.8)
Net earnings	308.3	308.6	411.2	429.5
Earnings attributable to noncontrolling interest	(0.3)	0.0	(0.6)	(0.2)
Net earnings attributable to Vulcan	$308.0	$308.6	$410.6	$429.3
Other comprehensive income, net of tax
Amortization of accumulated cash flow hedge losses	0.4	0.4	0.8	0.8
Amortization of accumulated benefit plan costs	1.2	1.3	2.4	2.5
Other comprehensive income	1.6	1.7	3.2	3.3
Comprehensive income	309.9	310.3	414.4	432.8
Comprehensive earnings attributable to noncontrolling interest	(0.3)	0.0	(0.6)	(0.2)
Comprehensive income attributable to Vulcan	$309.6	$310.3	$413.8	$432.6
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$2.34	$2.34	$3.13	$3.27
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.05)
Net earnings	$2.33	$2.32	$3.10	$3.22

Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.33	$2.33	$3.11	$3.25
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.04)
Net earnings	$2.31	$2.31	$3.08	$3.21
Weighted-average common shares outstanding
Basic	132.4	133.2	132.4	133.2
Assuming dilution	133.1	133.8	133.1	133.7

Effective tax rate from continuing operations	23.3%	22.8%	22.9%	20.0%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited	Six Months Ended June 30
in millions	2024	2023
Operating Activities
Net earnings	$411.2	$429.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	307.7	303.3
Noncash operating lease expense	25.7	27.3
Net gain on sale of property, plant & equipment and businesses	(4.4)	(18.5)
Contributions to pension plans	(3.4)	(3.8)
Share-based compensation expense	24.5	24.3
Deferred income taxes, net	(18.5)	(4.7)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(375.8)	(256.9)
Other, net	7.5	7.0
Net cash provided by operating activities	$374.5	$507.5
Investing Activities
Purchases of property, plant & equipment	(344.2)	(354.6)
Proceeds from sale of property, plant & equipment	3.6	20.5
Proceeds from sale of businesses	0.2	130.0
Payment for businesses acquired, net of acquired cash and adjustments	(193.4)	0.9
Net cash used for investing activities	$(533.8)	$(203.2)
Financing Activities
Proceeds from short-term debt	103.0	75.0
Payment of short-term debt	(8.0)	(175.0)
Payment of current maturities and long-term debt	(550.4)	(550.4)
Proceeds from issuance of long-term debt	0.0	550.0
Debt issuance and exchange costs	0.0	(3.4)
Payment of finance leases	(7.0)	(11.6)
Purchases of common stock	(68.8)	(49.9)
Dividends paid	(122.8)	(114.4)
Share-based compensation, shares withheld for taxes	(24.3)	(17.8)
Other, net	0.0	(0.1)
Net cash used for financing activities	$(678.3)	$(297.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	(837.6)	6.7
Cash and cash equivalents and restricted cash at beginning of year	949.2	161.5
Cash and cash equivalents and restricted cash at end of period	$111.6	$168.2
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
We operate primarily in the United States, and our principal product — aggregates — is used in most types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell aggregates-intensive asphalt mix and/or ready-mixed concrete products in certain markets.
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
Operating results for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after June 30, 2024 will be reflected in management’s estimates for future periods.
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
INVENTORIES
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	June 30 2024	December 31 2023	June 30 2023
Finished products	$514.2	$494.4	$455.3
Raw materials	58.8	51.2	69.1
Products in process	8.8	6.5	7.2
Operating supplies and other	68.5	63.5	63.0
Total inventories	$650.3	$615.6	$594.6
DISCONTINUED OPERATIONS

In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

in millions	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Pretax loss	$(2.7)	$(4.9)	$(5.0)	$(7.9)
Income tax benefit	0.7	1.2	1.3	2.1
Loss on discontinued operations, net of tax	$(2.0)	$(3.7)	$(3.7)	$(5.8)
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
EARNINGS PER SHARE (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Weighted-average common shares outstanding	132.4	133.2	132.4	133.2
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.2	0.2	0.2	0.2
Other stock compensation awards	0.5	0.4	0.5	0.3
Weighted-average common shares outstanding, assuming dilution	133.1	133.8	133.1	133.7
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Antidilutive common stock equivalents	0.1	0.1	0.1	0.1
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
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	June 30 2024	December 31 2023	June 30 2023
Assets
Operating lease ROU assets		$646.9	$636.1	$669.5
Accumulated amortization		(135.1)	(124.4)	(111.1)
Operating leases, net	Operating lease right-of-use assets, net	511.8	511.7	558.4
Finance lease ROU assets		59.0	62.3	91.6
Accumulated depreciation		(22.2)	(20.2)	(19.9)
Finance leases, net	Property, plant & equipment, net	36.8	42.1	71.7
Total lease assets		$548.6	$553.8	$630.1
Liabilities
Current
Operating	Other current liabilities	$47.9	$47.3	$47.3
Finance	Other current liabilities	11.7	12.5	20.0
Noncurrent
Operating	Noncurrent operating lease liabilities	507.5	507.4	537.5
Finance	Other noncurrent liabilities	13.6	16.6	26.3
Total lease liabilities		$580.7	$583.8	$631.1
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.2	19.5	19.5
Finance leases		2.4	2.5	2.6
Weighted-average discount rate
Operating leases		4.4%	4.3%	4.0%
Finance leases		2.9%	2.4%	1.9%
The decreases from June 30, 2023 in total lease assets and liabilities presented above primarily relate to the November 2023 sale of concrete operations in Texas (see Note 16 for additional information). Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options in the second half of 2024.
The components of lease expense are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Finance lease cost
Depreciation of right-of-use assets	$2.4	$3.4	$4.9	$6.8
Interest on lease liabilities	0.2	0.2	0.4	0.5
Operating lease cost	18.9	19.8	37.7	39.1
Short-term lease cost [1]	11.6	12.0	22.7	23.7
Variable lease cost	4.4	5.0	9.7	10.1
Sublease income	(0.8)	(1.1)	(1.6)	(1.8)
Total lease expense	$36.7	$39.3	$73.8	$78.4
1Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $36.7 million and $36.6 million for the six months ended June 30, 2024 and 2023, respectively. Cash paid for finance leases (principal and interest) was $7.3 million and $12.1 million for the six months ended June 30, 2024 and 2023, respectively.
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
In the second quarter of 2024, we recorded income tax expense from continuing operations of $94.4 million compared to $92.0 million in the second quarter of 2023. The increase in tax expense was primarily due to less excess tax benefits generated from share-based compensation recognized in the second quarter of 2024.
For the first six months of 2024, we recorded income tax expense from continuing operations of $123.4 million compared to $108.6 million for the first six months of 2023. The increase in tax expense was primarily due to a discrete benefit related to a 2022 business disposition recognized in the first six months of 2023.
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
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2023, Calica had deferred tax assets (including net operating losses) of $27.4 million against which we have a full valuation allowance recorded. In 2024, we project a $6.6 million increase in deferred tax assets against which a valuation allowance was recorded as a component of the EAETR in the first six months of 2024. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2034 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
We project Alabama NOL carryforward deferred tax assets at December 31, 2024 of $68.4 million against which we have a valuation allowance of $49.5 million. Almost all of the Alabama NOL carryforward would expire between 2024 and 2029 if not utilized.
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
Our segment total revenues by geographic market for the three and six month periods ended June 30, 2024 and 2023 are disaggregated as follows (the decrease in Gulf Coast market concrete revenues is primarily attributable to the sale of concrete operations in Texas in November 2023; see Note 16 for additional information):

	Three Months Ended June 30, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$461.7	$63.0	$82.4	$607.1
Gulf Coast revenues	885.6	64.6	2.5	952.7
West revenues	266.2	223.6	82.4	572.2
Segment sales	$1,613.5	$351.2	$167.3	$2,132.0
Intersegment sales	(117.6)	0.0	0.0	(117.6)
Total revenues [1]	$1,495.9	$351.2	$167.3	$2,014.4

	Three Months Ended June 30, 2023
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$451.7	$60.8	$95.4	$607.9
Gulf Coast revenues	879.1	64.5	152.7	1,096.3
West revenues	250.0	212.1	95.4	557.5
Segment sales	$1,580.8	$337.4	$343.5	$2,261.7
Intersegment sales	(148.8)	0.0	0.0	(148.8)
Total revenues [1]	$1,432.0	$337.4	$343.5	$2,112.9

	Six Months Ended June 30, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$800.6	$85.7	$158.3	$1,044.6
Gulf Coast revenues	1,642.0	107.1	4.5	$1,753.6
West revenues	462.3	344.6	152.7	$959.6
Segment sales	$2,904.9	$537.4	$315.5	$3,757.8
Intersegment sales	(197.7)	0.0	0.0	$(197.7)
Total revenues [1]	$2,707.2	$537.4	$315.5	$3,560.1

	Six Months Ended June 30, 2023
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$795.0	$82.5	$183.3	$1,060.8
Gulf Coast revenues	1,668.1	110.7	288.9	2,067.7
West revenues	414.3	313.9	156.5	884.7
Segment sales	$2,877.4	$507.1	$628.7	$4,013.2
Intersegment sales	(251.4)	0.0	0.0	(251.4)
Total revenues [1]	$2,626.0	$507.1	$628.7	$3,761.8
1The geographic markets are defined by states/countries as follows:
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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $70.2 million (3.5% of total revenues) and $69.7 million (3.3% of total revenues) for the three months ended June 30, 2024 and 2023, respectively, and $106.7 million (3.0% of total revenues) and $104.8 million (2.8% of total revenues) for the six months ended June 30, 2024 and 2023, respectively.
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
PRODUCT REVENUES
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs at a point in time when our aggregates, asphalt mix and ready-mixed concrete are shipped/delivered and control passes to the customer. Revenue for our products is recorded at the fixed invoice amount, and payment is due by the 15th day of the following month. We do not offer discounts for early payment.
Freight & delivery generally represents pass-through transportation costs we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers and are accounted for as a fulfillment activity. Likewise, the costs related to freight & delivery are included in cost of revenues.
Freight & delivery revenues are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Total revenues	$2,014.4	$2,112.9	$3,560.1	$3,761.8
Freight & delivery revenues [1]	(258.5)	(264.5)	(480.3)	(490.4)
Total revenues excluding freight & delivery	$1,755.9	$1,848.4	$3,079.8	$3,271.4
1Includes freight & delivery to remote distribution sites.
CONSTRUCTION PAVING SERVICE REVENUES
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at June 30, 2024 and 2023 were $271.6 million and $130.2 million, respectively. The remaining period to complete the obligations at June 30, 2024 ranged from 1 month to 54 months. The increase in future revenues from unsatisfied performance obligations is primarily due to acquisitions completed during the second quarter of 2024 (refer to Note 16 for further information).
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
Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Deferred revenue balance at beginning of period	$151.1	$159.8	$152.8	$161.8
Revenue recognized from deferred revenue	(2.2)	(2.4)	(3.9)	(4.4)
Deferred revenue balance at end of period	$148.9	$157.4	$148.9	$157.4
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending June 30, 2025 (reflected in other current liabilities in our June 30, 2024 Condensed Consolidated Balance Sheet).
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets subject to fair value measurement on a recurring basis are summarized below:

in millions	June 30 2024	December 31 2023	June 30 2023
Level 1 Fair Value
Rabbi Trust
Mutual funds	$31.5	$31.7	$29.7
Total	$31.5	$31.7	$29.7
Level 2 Fair Value
Interest rate swaps	$0.0	$(0.3)	$(2.0)
Rabbi Trust
Money market mutual fund	0.8	0.5	0.8
Total	$0.8	$0.2	$(1.2)
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
Net gains of the Rabbi Trusts’ investments were $1.0 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at June 30, 2024 and 2023 were $0.9 million and $2.1 million, respectively.
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
The changes in the fair value of these swaps designated as fair value hedges were recorded in interest expense and were perfectly offset by changes in the fair value of the related debt also recorded in interest expense. These swaps were recognized at fair value in the accompanying Condensed Consolidated Balance Sheets as follows:

in millions	Balance Sheet Location	June 30 2024	December 31 2023	June 30 2023
Fair Value Hedges [1]
Interest rate swaps	Other current/noncurrent assets	$0.0	$3.9	$5.1
Interest rate swaps	Other current/noncurrent liabilities	0.0	(4.2)	(7.1)
Interest rate swaps net liability		$0.0	$(0.3)	$(2.0)
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
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended June 30		Six Months Ended June 30
		2024	2023	2024	2023
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$(0.6)	$(0.5)	$(1.1)	$(1.1)
For the twelve-month period ending June 30, 2025, we estimate that $2.3 million of the $18.6 million net of tax loss in AOCI will be reclassified to interest expense.

NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	June 30 2024	December 31 2023	June 30 2023
Bank line of credit expires 2027 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2027 [1]		95.0	0.0	0.0
Total short-term debt		$95.0	$0.0	$0.0
Bank line of credit expires 2027 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2027 [1]		550.0	550.0	550.0
4.50% notes due 2025 [3]	4.65%	400.0	400.0	400.0
5.80% notes due 2026		0.0	550.0	550.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	0.42%	1.0	1.4	1.5
Total long-term debt - face value		$3,391.1	$3,941.5	$3,941.6
Unamortized discounts and debt issuance costs		(58.9)	(63.4)	(65.9)
Fair value adjustments [2]		0.0	(0.3)	(2.0)
Total long-term debt - book value		$3,332.2	$3,877.8	$3,873.7
Less current maturities		(0.5)	(0.5)	(0.5)
Total long-term debt - reported value		$3,331.7	$3,877.3	$3,873.2
Estimated fair value of long-term debt		$3,158.6	$3,798.0	$3,715.0
1Borrowings on the bank line of credit and commercial paper are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.
2See Note 6 for additional information on our fair value hedging strategy.
3We have the intent and ability to refinance these notes due April 2025 on a long-term basis.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $4.5 million and $3.7 million of net interest expense for these items for the six months ended June 30, 2024 and 2023, respectively.
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
In 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. As of June 30, 2024, we had $95.0 million in short-term commercial paper borrowings and $550.0 million in long-term commercial paper borrowings. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.
Our $1,600.0 million unsecured line of credit matures in August 2027 and contains covenants customary for an unsecured investment-grade facility. As of June 30, 2024, we were in compliance with the covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of June 30, 2024, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of June 30, 2024, our available borrowing capacity under the line of credit was $1,504.8 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$95.2 million was used to support standby letters of credit

TERM DEBT
All of our $3,486.1 million (face value) of term debt (which includes $645.0 million of commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of June 30, 2024, we were in compliance with all term debt covenants.
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
STANDBY LETTERS OF CREDIT
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2024 are summarized by purpose in the table below:

in millions
Risk management insurance	$80.3
Reclamation/restoration requirements	14.9
Total standby letters of credit	$95.2
NOTE 8: COMMITMENTS AND CONTINGENCIES
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the operating interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As stated in Note 2, our lease liabilities totaled $580.7 million as of June 30, 2024.
As summarized by purpose in Note 7, our standby letters of credit totaled $95.2 million as of June 30, 2024.
As described in Note 9, our asset retirement obligations totaled $334.1 million as of June 30, 2024.
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

in millions	June 30 2024	December 31 2023	June 30 2023
Continuing operations	$33.7	$32.6	$32.8
Retained from former Chemicals business	8.3	8.3	8.3
Total accrued environmental remediation costs	$42.0	$40.9	$41.1

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
The EPA and Vulcan entered into an AOC and Statement of Work having an effective date of September 2017 for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) well field located within the NHOU. In November 2017, we submitted a Pre-Design Investigation (PDI) Work Plan to the EPA, which sets forth the activities and schedule for collection of data in support of our evaluation of the need for an offsite remedy. In addition, this evaluation was expanded as part of the PDI to include the evaluation of a remedy in light of LADWP’s Rinaldi-Toluca (RT) wellfield project. PDI investigative activities were completed between the first and third quarters of 2018, and in December 2018 we submitted a Draft PDI Evaluation Report to the EPA. The Draft PDI Evaluation Report summarizes data collection activities conducted pursuant to the Draft PDI Work Plan and provides model updates and evaluation of remediation alternatives for offsite areas. The EPA provided a final set of comments to the Draft PDI Evaluation Report in October 2020. The final set of comments included a request that Vulcan revise and develop a final PDI Evaluation Report. The final comments further provided a proposal for an alternative approach for offsite remediation (as opposed to installation of offsite extraction wells) and development of a Supplemental PDI Evaluation Report (Supplemental Report) that would require the EPA to modify the remedy in the record of decision as it relates to the Hewitt Landfill. In December 2020, we submitted the Final PDI Evaluation Report, which included responses to the EPA’s comments.

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
Further, LADWP is constructing two new production and treatment facilities at city wellfields located near the Hewitt Landfill — the NHW wellfield and the RT wellfield (also referred to as the NHW treatment system and North Hollywood Central (NHC) treatment system, respectively). LADWP has alleged that the Hewitt Landfill is one of the primary sources of contamination at the NHW treatment system and one of the sources of contamination at the NHC treatment system. According to information available on the California State Water Resources Control Board (SWRCB) website, the capital cost of the NHW treatment system is estimated at $92 million, and the capital cost of the NHC treatment system is estimated at $245 million. The systems are expected to commence operations in 2024 for NHW and 2025 for NHC and will thereafter incur costs for operation and maintenance. LADWP has applied for and received substantial funding to contribute to both treatment systems from grants of Proposition 1 bond funding from the SWRCB. According to information available on the SWRCB website, the bond money obtained for the NHW treatment system is $46 million, and the bond money obtained for the NHC treatment system is $95 million.
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Accretion	$3.6	$3.4	$7.1	$6.9
Depreciation	2.8	2.2	5.2	4.3
Total ARO operating costs	$6.4	$5.6	$12.3	$11.2
ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
ARO balance at beginning of period	$325.7	$311.9	$324.1	$311.3
Liabilities incurred	0.8	0.0	0.8	0.0
Liabilities settled	(3.0)	(3.7)	(4.8)	(6.6)
Accretion expense	3.6	3.4	7.1	6.9
Revisions, net	7.0	0.0	6.9	0.0
ARO balance at end of period	$334.1	$311.6	$334.1	$311.6

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
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Service cost	$0.7	$0.6	$1.4	$1.3
Interest cost	8.2	8.5	16.4	17.0
Expected return on plan assets	(7.1)	(6.9)	(14.1)	(13.8)
Amortization of prior service cost	0.3	0.4	0.5	0.7
Amortization of actuarial loss	1.2	1.4	2.5	2.8
Net periodic pension benefit cost	$3.3	$4.0	$6.7	$7.9
Pretax reclassifications from AOCI included in net periodic pension benefit cost	$1.5	$1.8	$3.0	$3.5
The contributions to pension plans for the six months ended June 30, 2024 and 2023, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Service cost	$0.6	$0.5	$1.2	$1.0
Interest cost	0.5	0.5	1.1	1.0
Amortization of prior service cost	0.4	0.4	0.7	0.7
Amortization of actuarial gain	(0.2)	(0.4)	(0.4)	(0.8)
Net periodic postretirement benefit cost	$1.3	$1.0	$2.6	$1.9
Pretax reclassifications from AOCI included in net periodic postretirement benefit cost (credit)	$0.2	$0.0	$0.3	$(0.1)
DEFINED CONTRIBUTION PLANS
In addition to our pension and postretirement plans, we sponsor four defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $48.1 million and $41.1 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

in millions	June 30 2024	December 31 2023	June 30 2023
AOCI
Cash flow hedges	$(18.6)	$(19.4)	$(20.2)
Pension and postretirement plans	(122.0)	(124.4)	(131.2)
Total	$(140.6)	$(143.8)	$(151.4)
Changes in AOCI, net of tax, for the six months ended June 30, 2024 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
AOCI
Balances as of December 31, 2023	$(19.4)	$(124.4)	$(143.8)
Amounts reclassified from AOCI	0.8	2.4	3.2
Balances as of June 30, 2024	$(18.6)	$(122.0)	$(140.6)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Amortization of Cash Flow Hedge Losses
Interest expense	$0.6	$0.5	$1.1	$1.1
Benefit from income taxes	(0.2)	(0.1)	(0.3)	(0.3)
Total	$0.4	$0.4	$0.8	$0.8
Amortization of Pension and Postretirement Plan Actuarial Loss and Prior Service Cost
Other nonoperating expense	$1.7	$1.8	$3.3	$3.4
Benefit from income taxes	(0.5)	(0.5)	(0.9)	(0.9)
Total	$1.2	$1.3	$2.4	$2.5
Total reclassifications from AOCI to earnings	$1.6	$1.7	$3.2	$3.3

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
There were no shares held in treasury as of June 30, 2024, December 31, 2023 and June 30, 2023.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average price	June 30 2024	December 31 2023	June 30 2023
Number of shares purchased and retired	0.3	1.0	0.2
Total purchase price [1]	$68.8	$200.0	$49.9
Average price per share	$254.71	$204.52	$206.82
1The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of June 30, 2024, 6,817,118 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per share data	2024	2023	2024	2023
Total Shareholders' Equity
Balance at beginning of period	$7,491.9	$6,986.9	$7,483.4	$6,928.6
Net earnings attributable to Vulcan	308.0	308.6	410.6	429.3
Share-based compensation plans, net of shares withheld for taxes	(0.7)	(3.5)	(24.8)	(18.6)
Purchase and retirement of common stock	(50.0)	(49.9)	(68.8)	(49.9)
Share-based compensation expense	15.4	16.0	24.5	24.3
Cash dividends on common stock ($0.46/$0.43/$0.92/$0.86 per share, respectively)	(60.9)	(57.2)	(122.8)	(114.4)
Other comprehensive income	1.6	1.7	3.2	3.3
Balance at end of period	$7,705.3	$7,202.6	$7,705.3	$7,202.6
Noncontrolling Interest
Balance at beginning of period	$24.8	$23.8	$24.5	$23.6
Earnings attributable to noncontrolling interest	0.3	0.0	0.6	0.2
Balance at end of period	$25.1	$23.8	$25.1	$23.8
Total Equity
Balance at end of period	$7,730.4	$7,226.4	$7,730.4	$7,226.4

NOTE 13: SEGMENT REPORTING
Our operating segments are based on our internal management reporting structure. We continually assess our internal management reporting structure and the financial information evaluated by our Chief Operating Decision Maker (CODM) to determine whether any changes have occurred that would impact segment reporting. During the first quarter of 2024, we reorganized the financial information provided to our CODM to allocate resources and evaluate operating performance. As a result, we report our calcium operation within our Aggregates reporting segment to align with our new reporting structure. All prior period segment information has been revised to conform to the current presentation. This change in our reporting segments had no impact on previously reported consolidated financial results.
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
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended June 30		Six Months Ended June 30
in millions	2024	2023	2024	2023
Total Revenues
Aggregates [1]	$1,613.5	$1,580.8	$2,904.9	$2,877.4
Asphalt [2]	351.2	337.4	537.4	507.1
Concrete [4]	167.3	343.5	315.5	628.7
Segment sales	$2,132.0	$2,261.7	$3,757.8	$4,013.2
Aggregates intersegment sales	(117.6)	(148.8)	(197.7)	(251.4)
Total revenues	$2,014.4	$2,112.9	$3,560.1	$3,761.8
Gross Profit
Aggregates	$528.5	$499.7	$831.8	$803.2
Asphalt	59.0	56.6	63.7	57.4
Concrete [4]	4.7	27.0	1.7	24.7
Total	$592.2	$583.3	$897.2	$885.3
Depreciation, Depletion, Accretion and Amortization (DDA&A)
Aggregates	$128.0	$119.6	$251.5	$232.0
Asphalt	11.0	8.9	19.8	17.8
Concrete [4]	11.9	19.5	24.1	39.9
Other	5.9	6.9	12.3	13.6
Total	$156.8	$154.9	$307.7	$303.3
Identifiable Assets [3]
Aggregates			$12,088.2	$11,658.2
Asphalt			737.6	647.1
Concrete [4]			903.6	1,532.9
Total identifiable assets			$13,729.4	$13,838.2
General corporate assets			375.4	327.2
Cash and cash equivalents and restricted cash			111.6	168.2
Total assets			$14,216.4	$14,333.6
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
4The decreases in the Concrete segment are primarily due to the divestiture of concrete operations in Texas in November 2023 (see Note 16).

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended June 30
in millions	2024	2023
Cash Payments
Interest (exclusive of amount capitalized)	$99.3	$82.5
Income taxes	226.7	112.8
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$17.5	$26.0
Note received from sale of business	0.9	0.0
Recognition of new and revised lease obligations for
Operating lease right-of-use assets	27.1	14.1
Finance lease right-of-use assets	3.4	0.9
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
There were no charges for goodwill impairment in the six-month periods ended June 30, 2024 and 2023. Accumulated goodwill impairment losses amount to $303.6 million ($252.7 million in our former Cement segment and $50.9 million in our Concrete segment).
Changes in the carrying amount of goodwill by reportable segment from December 31, 2023 to June 30, 2024 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total
Goodwill at December 31, 2023	$3,330.2	$91.6	$109.9	$3,531.7
Goodwill of acquired businesses [1]	4.9	0.0	0.0	4.9
Goodwill at June 30, 2024	$3,335.1	$91.6	$109.9	$3,536.6
1See Note 16 for acquisitions.

NOTE 16: ACQUISITIONS AND DIVESTITURES
BUSINESS ACQUISITIONS
2024 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2024, we acquired the following operations for total cash consideration of $193.4 million:
▪Alabama – aggregates, asphalt mix and construction paving operations
▪North Carolina – aggregates operations
▪Texas – asphalt mix and construction paving operations
The 2024 acquisitions above are reported in our consolidated financial statements as of their respective acquisition dates. None of these acquisitions were material to our results of operations either individually or collectively, and acquisition related expenses were immaterial. The fair value of consideration transferred for these 2024 acquisitions and the preliminary amounts (pending final appraisals of intangible assets and property, plant & equipment) of assets acquired and liabilities assumed are summarized below:

in millions
Fair Value of Purchase Consideration
Cash	$193.4
Total fair value of purchase consideration	$193.4
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$8.1
Inventories	7.1
Property, plant & equipment	149.9
Intangible assets
Contractual rights in place	30.8
Other liabilities assumed	(7.4)
Net identifiable assets acquired	$188.5
Goodwill	$4.9
As a result of the 2024 acquisitions, we recognized $30.8 million of amortizable intangible assets and $4.9 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of 15 years and will be deductible for income tax purposes over 15 years. The $4.9 million of goodwill recognized represents synergies expected to be realized from acquiring an established business with assets that have been assembled over a long period of time; the collection of those assets combined with our assets can earn a higher rate of return than either individually. All of the goodwill recognized will be deductible for income tax purposes.
2023 BUSINESS ACQUISITIONS — For the full year 2023, we completed no business acquisitions.
DIVESTITURES AND PENDING DIVESTITURES
We had no significant divestitures through the three months ended June 30, 2024.
In 2023, we sold:
▪Fourth quarter – concrete operations in Texas resulting in a third quarter impairment charge of $28.3 million and a fourth quarter loss on sale of $13.8 million (the assets were written down to fair value less cost to sell in the third quarter)
▪Fourth quarter – excess real estate in Virginia resulting in a pretax gain of $65.7 million
▪Second quarter – real estate associated with a former recycled concrete facility in Illinois resulting in a pretax gain of $15.2 million
No material assets met the criteria for held for sale at June 30, 2024, December 31, 2023 or June 30, 2023.

NOTE 17: NEW ACCOUNTING STANDARDS
ACCOUNTING STANDARDS RECENTLY ADOPTED
None
ACCOUNTING STANDARDS PENDING ADOPTION
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures,” which requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. The new standard is effective for fiscal years beginning after December 15, 2023 and is to be applied retrospectively. We expect to include cost of revenues in our reportable segment disclosures beginning with our Form 10-K for the year ended December 31, 2024 and continue to assess the effects of other provisions of this ASU.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes – Improvements to Income Tax Disclosures,” which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. Disclosures required by this ASU will be included in our Form 10-K for the year ended December 31, 2025.

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
Aggregates have a very high weight-to-price ratio and, in most cases, must be produced near where they are used; if not, transportation can cost more than the materials, rendering them uncompetitive compared to locally produced materials. Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation, including shipping by barge, rail and our fleet of Panamax-class, self-unloading ships. Additionally, we serve markets in California and Hawaii from our quarry in British Columbia, Canada by means of a long-term marine shipping agreement with CSL Americas.
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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR SECOND QUARTER 2024
Compared to second quarter of 2023:
▪Total revenues decreased $98.5 million, or 5%, to $2,014.4 million
▪Gross profit increased $8.9 million, or 2%, to $592.2 million
▪Aggregates segment sales increased $32.7 million, or 2%, to $1,613.5 million
▪Aggregates segment freight-adjusted revenues increased $75.7 million, or 6%, to $1,262.6 million
▪Shipments decreased 5%, or 3.3 million tons, to 60.1 million tons
▪Freight-adjusted sales price increased 12.2%, or $2.29 per ton, to $21.00
▪Aggregates segment gross profit increased $28.8 million, or 6%, to $528.5 million
▪Unit profitability (as measured by gross profit per ton) increased 12% to $8.79 per ton
▪Asphalt and Concrete segment gross profit decreased $19.9 million to $63.7 million, collectively
▪Selling, administrative and general (SAG) expenses decreased $5.0 million and increased 10 basis points as a percentage of total revenues
▪Operating earnings increased $2.5 million, or 0.6%, to $453.6 million
▪Earnings attributable to Vulcan from continuing operations were unchanged at $2.33 per diluted share
▪Adjusted earnings attributable to Vulcan from continuing operations were $2.35 per diluted share compared to $2.29 per diluted share
▪Net earnings attributable to Vulcan were $308.0 million, a decrease of $0.6 million, or 0.2%
▪Adjusted EBITDA was $603.1 million, an increase of $7.8 million, or 1.3%
▪Returned capital to shareholders via dividends of $60.9 million at $0.46 per share versus $57.2 million at $0.43 per share
▪Returned capital to shareholders via share repurchases of $50.0 million at $250.88 average price per share versus $49.9 million at $206.82 average price per share
Our aggregates-led business delivered another quarter of gross profit and margin expansion. Even with significant rainfall disrupting construction activity and operating efficiencies, our aggregates gross profit per ton and cash gross profit per ton increased 12%. Gross profit margin expanded 120 basis points. These results demonstrate our consistent execution and the durable characteristics of our business. The construction environment remains supportive of continued aggregates price growth, and our focus remains on compounding aggregates unit profitability to drive earnings growth and strong cash generation.
Capital expenditures, including maintenance and growth projects, were $194.8 million in the second quarter and $297.9 million on a year-to-date basis. During 2024, we expect to spend between $625 million and $675 million on maintenance and growth projects. During the quarter, we completed bolt-on acquisitions in both Alabama and Texas, two of our top ten states. We also returned $110.9 million to shareholders through $50.0 million of common stock repurchases and $60.9 million of dividends in the second quarter.
Interest expense, net of interest income, was $40.2 million in the second quarter compared with $46.7 million in the prior year.
We remain well positioned for continued growth with a strong liquidity position and balance sheet profile. Disciplined capital allocation has resulted in a 160 basis points improvement in return on average capital over the last twelve months. As of June 30, 2024, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 1.7 times (unchanged on a net debt basis), below our stated long-term target leverage range of 2.0 to 2.5 times.

OUTLOOK
Significant weather disruptions throughout the first half of the year impacted both construction activity and operating efficiencies, resulting in adjustments to our aggregates volume and cost outlook for the full year. Despite the challenging environment, aggregates cash gross profit per ton has increased double-digits this year, and we expect this trend to continue for the remainder of the year. The pricing environment remains positive, and overall demand fundamentals continue to underpin long-term growth.
Management expectations for 2024 include the following:
▪Continued improvement in Aggregates segment cash gross profit per ton ($9.46 in 2023)
•Total shipments down 4% to 7% (234.3 million tons in 2023)
•Freight-adjusted price improvement of 10% to 12% ($19.00 in 2023)
▪High-single digit increase in freight-adjusted cash cost (freight-adjusted price less segment cash gross profit per ton; $9.54 in 2023)
▪Total Asphalt and Concrete segment cash gross profit of approximately $275 million ($320 million in 2023 which included results from the concrete operations divested in late 2023)
▪Selling, Administrative and General expenses of $550 million to $560 million ($543 million in 2023)
▪Interest expense of approximately $155 million
▪Depreciation, depletion, accretion and amortization expense of approximately $610 million
▪An effective tax rate of 22% to 23%
▪Net earnings attributable to Vulcan of $950 million to $1,070 million
▪Adjusted EBITDA between $2,000 million and $2,150 million

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per share and per unit data	2024	2023	2024	2023
Total revenues	$2,014.4	$2,112.9	$3,560.1	$3,761.8
Cost of revenues	(1,422.2)	(1,529.6)	(2,662.9)	(2,876.5)
Gross profit	592.2	583.3	897.2	885.3
Gross profit margin	29.4%	27.6%	25.2%	23.5%
Selling, administrative and general expenses	(134.1)	(139.1)	(263.8)	(256.5)
SAG as a percentage of total revenues	6.7%	6.6%	7.4%	6.8%
Gain on sale of property, plant & equipment and businesses	3.8	16.7	4.4	18.5
Operating earnings	453.6	451.1	626.5	638.3
Interest expense, net	(40.2)	(46.7)	(79.3)	(95.7)
Earnings from continuing operations before income taxes	404.7	404.3	538.3	543.9
Income tax expense	(94.4)	(92.0)	(123.4)	(108.6)
Effective tax rate from continuing operations	23.3%	22.8%	22.9%	20.0%
Earnings from continuing operations	310.3	312.3	414.9	435.3
Loss on discontinued operations, net of tax	(2.0)	(3.7)	(3.7)	(5.8)
Earnings attributable to noncontrolling interest	(0.3)	0.0	(0.6)	(0.2)
Net earnings attributable to Vulcan	$308.0	$308.6	$410.6	$429.3
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.33	$2.33	$3.11	$3.25
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.04)
Net earnings	$2.31	$2.31	$3.08	$3.21
EBITDA [1]	$598.7	$601.0	$919.7	$934.8
Adjusted EBITDA [1]	$603.1	$595.3	$926.6	$932.9
Average Sales Price and Unit Shipments
Aggregates
Tons	60.1	63.4	108.3	115.2
Freight-adjusted sales price	$21.00	$18.71	$20.82	$18.70
Asphalt Mix
Tons	4.0	4.0	6.1	6.1
Average sales price	$78.80	$75.52	$78.46	$74.80
Ready-mixed concrete
Cubic yards	0.9	2.1	1.7	3.9
Average sales price	$180.24	$163.82	$181.40	$162.64
1Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

SECOND QUARTER 2024 COMPARED TO SECOND QUARTER 2023
Second quarter 2024 total revenues were $2,014.4 million, down 5% from the second quarter of 2023. Shipments decreased in aggregates (-5%), decreased in ready-mixed concrete (-56%) and remained flat in asphalt mix. Gross profit increased in the Aggregates (+$28.8 million or 6%) and Asphalt (+$2.4 million or 4%) segments. Concrete segment gross profit decreased by $22.3 million (-83%) as a result of the divestiture of our operations in Texas in November 2023 (see Note 16 to the condensed consolidated financial statements).
Net earnings attributable to Vulcan for the second quarter of 2024 were $308.0 million, or $2.31 per diluted share, compared to $308.6 million, or $2.31 per diluted share, in the second quarter of 2023. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the second quarter of 2024 include:
▪pretax charges of $1.0 million associated with divested operations
▪pretax charges of $0.8 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $2.7 million
▪$1.1 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the second quarter of 2023 include:
▪pretax net gain of $15.2 million related to the sale of real estate in Illinois
▪pretax charges of $4.3 million associated with divested operations
▪pretax charges of $0.3 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $4.9 million
▪$2.6 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $2.35 per diluted share for the second quarter of 2024 compared to $2.29 per diluted share for the second quarter of 2023.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the second quarter of 2024 versus the second quarter of 2023 are summarized below:

in millions
Second quarter 2023	$404.3
Higher aggregates gross profit	28.8
Higher asphalt gross profit	2.4
Lower concrete gross profit	(22.3)
Lower selling, administrative and general expenses	5.0
Lower gain on sale of property, plant & equipment and businesses	(12.9)
Lower interest expense, net	6.5
All other	(7.1)
Second quarter 2024	$404.7
Second quarter Aggregates segment gross profit increased 6% to $528.5 million (increased 12% to $8.79 on a per ton basis), and gross profit margin expanded 120 basis points. Cash gross profit per ton improved 12% to $10.92 per ton. Continued pricing and operational execution drove margin expansion despite lower shipments and challenging weather conditions throughout the quarter.
Aggregates shipments decreased 5% compared to the prior year as a result of significant rainfall in many key markets, particularly in Texas and across the Southeast.
Price growth in the second quarter was strong with all markets realizing year-over-year improvement. Freight-adjusted selling prices increased 12.2%, as compared to the prior year.
Challenging weather conditions also impacted operating efficiencies and contributed to the year-over-year increase in freight-adjusted unit cash cost of sales in the quarter. On a trailing-twelve months basis, unit cash cost of sales has increased 10%.
Overall, non-aggregates segments gross profit of $63.7 million was $19.9 million lower than the prior year’s second quarter.
Asphalt segment gross profit of $59.0 million was up $2.4 million from the prior year’s second quarter, and cash gross profit of $70.0 million was a 7% improvement over the prior year. Asphalt mix shipments were in line with the prior year's second quarter, and pricing increased 4.3%. Strong shipments in California were offset by lower shipments in Texas due to wet weather.
Concrete segment gross profit was $4.7 million for the second quarter, and cash gross profit was $16.6 million. The prior year's second quarter included results from the previously divested operations in Texas.
SAG expense was $134.1 million for the second quarter compared to $139.1 million in the prior year. As a percent of total revenues, SAG expense was 6.7% in the second quarter.

Gain on sale of property, plant & equipment and businesses was $3.8 million in the second quarter of 2024 compared to $16.7 million in the second quarter of 2023. The 2023 amount includes a pretax net gain of $15.2 million from the sale of a former recycled concrete facility in Illinois.
Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $8.3 million of expense for the second quarter of 2024 compared to $9.8 million of expense in the second quarter of 2023.
Other nonoperating income (expense), net was $8.7 million of expense for the second quarter of 2024 compared to $0.1 million of expense in the second quarter of 2023. The year-over-year increase was mostly driven by a foreign currency translation loss resulting from the rapid devaluation of the Mexican peso in June following the presidential election.
Net interest expense was $40.2 million in the second quarter of 2024 compared to $46.7 million in the second quarter of 2023.
Income tax expense from continuing operations was $94.4 million in the second quarter of 2024 compared to $92.0 million in the second quarter of 2023. The increase in tax expense was primarily due to less excess tax benefits generated from share-based compensation recognized in the second quarter of 2024.
Earnings attributable to Vulcan from continuing operations were $2.33 per diluted share in the second quarter of 2024, unchanged from the second quarter of 2023.
DISCONTINUED OPERATIONS — Second quarter pretax loss from discontinued operations was $2.7 million in 2024 compared with a pretax loss of $4.9 million in 2023. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

YEAR-TO-DATE JUNE 30, 2024 COMPARED TO YEAR-TO-DATE JUNE 30, 2023
Total revenues for the first six months of 2024 were $3,560.1 million, down 5% from the first six months of 2023. Shipments decreased in aggregates (-6%), decreased in ready-mixed concrete (-55%) and remained flat in asphalt mix. Gross profit increased in the Aggregates (+$28.6 million or 4%) and Asphalt (+$6.3 million or 11%) segments. Concrete segment gross profit decreased by $23.0 million (-93%) as a result of the divestiture of our operations in Texas in November 2023 (see Note 16 to the condensed consolidated financial statements).
Net earnings attributable to Vulcan for the first six months of 2024 were $410.6 million, or $3.08 per diluted share, compared to $429.3 million, or $3.21 per diluted share, in the first six months of 2023. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the first six months of 2024 include:
▪pretax charges of $1.0 million associated with divested operations
▪pretax charges of $0.9 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $5.0 million
▪$2.7 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first six months of 2023 include:
▪pretax net gain of $15.2 million related to the sale of real estate in Illinois
▪pretax charges of $4.7 million associated with divested operations
▪pretax charges of $0.8 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $7.9 million
▪$6.2 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $3.14 per diluted share for the first six months of 2024 compared to $3.25 per diluted share for the first six months of 2023.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2024 versus year-to-date June 30, 2023 are summarized below:

in millions
Year-to-date June 30, 2023	$543.9
Higher aggregates gross profit	28.6
Higher asphalt gross profit	6.3
Lower concrete gross profit	(23.0)
Higher selling, administrative and general expenses	(7.3)
Lower gain on sale of property, plant & equipment and businesses	(14.1)
Lower interest expense, net	16.4
All other	(12.5)
Year-to-date June 30, 2024	$538.3
Aggregates segment sales for the first six months of 2024 were $2,904.9 million (up 1%) while aggregates shipments decreased 6%, or 6.9 million tons, compared to the prior year. Year-to-date freight-adjusted average sales price increased 11.3%.
Aggregates segment gross profit was $831.8 million ($7.68 per ton) in the first six months of 2024 versus $803.2 million ($6.97 per ton) in the prior year. On a year-to-date basis, cash gross profit per ton improved 11% to $10.01 per ton. Aggregates shipments decreased 6% as compared to the prior year due to unfavorable weather.
Freight-adjusted selling prices increased 11.3% as compared to the prior year reflecting continued positive momentum. Freight-adjusted unit cost of sales for the first six months of 2024 increased 12%, or $1.41 per ton, versus the prior year.
Asphalt segment gross profit of $63.7 million was up $6.3 million from the first six months of 2023, and cash gross profit of $83.5 million was an 11% improvement over the prior year. Asphalt mix shipments increased 1%, and average unit selling prices increased 4.9%, or $3.66 per ton.
Concrete segment gross profit was $1.7 million for the first six months of 2024, and cash gross profit was $25.8 million. The prior year included results from our previously divested operations in Texas.
SAG expenses were $263.8 million (7.4% of total revenues) versus $256.5 million (6.8% of total revenues) in the prior year’s first six months.
Gain on sale of property, plant & equipment and businesses was $4.4 million in the first six months of 2024 versus $18.5 million in the first six months of 2023. The 2023 amount includes a net pretax gain of $15.2 million from the sale of real estate associated with a former recycled concrete facility in Illinois.

Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $11.3 million of expense for the first six months of 2024 compared to $9.0 million of expense in the first six months of 2023.
Other nonoperating income (expense), net was $8.9 million of expense for the first six months of 2024 compared to $1.3 million of income in the first six months of 2023.
Net interest expense was $79.3 million in the first six months of 2024 compared to $95.7 million in the first six months of 2023. The decrease in interest expense reflects the first quarter 2024 redemption of $550.0 million senior notes due 2026.
Income tax expense from continuing operations was $123.4 million in the first six months of 2024 compared to $108.6 million in the first six months of 2023. The increase in tax expense was primarily due to a discrete benefit related to a 2022 business disposition recognized in the first six months of 2023.
Earnings attributable to Vulcan from continuing operations were $3.11 per diluted share in the first six months of 2024 compared to $3.25 per diluted share in the first six months of 2023.
DISCONTINUED OPERATIONS — First six months pretax loss from discontinued operations was $5.0 million in 2024 compared with a pretax loss of $7.9 million in 2023. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
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

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per ton data	2024	2023	2024	2023
Aggregates segment
Segment sales	$1,613.5	$1,580.8	$2,904.9	$2,877.4
Freight & delivery revenues [1]	(324.5)	(364.8)	(602.0)	(674.5)
Other revenues	(26.4)	(29.1)	(48.9)	(47.9)
Freight-adjusted revenues	$1,262.6	$1,186.9	$2,254.0	$2,155.0
Unit shipments - tons	60.1	63.4	108.3	115.2
Freight-adjusted sales price	$21.00	$18.71	$20.82	$18.70
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

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per unit data	2024	2023	2024	2023
Aggregates segment
Gross profit	$528.5	$499.7	$831.8	$803.2
Depreciation, depletion, accretion and amortization	128.0	119.6	251.5	232.0
Cash gross profit	$656.5	$619.3	$1,083.3	$1,035.2
Unit shipments - tons	60.1	63.4	108.3	115.2
Gross profit per ton	$8.79	$7.88	$7.68	$6.97
Freight-adjusted sales price	$21.00	$18.71	$20.82	$18.70
Cash gross profit per ton	10.92	9.76	10.01	8.98
Freight-adjusted cash cost of sales per ton	$10.08	$8.95	$10.81	$9.72
Asphalt segment
Gross profit	$59.0	$56.6	$63.7	$57.4
Depreciation, depletion, accretion and amortization	11.0	8.9	19.8	17.8
Cash gross profit	$70.0	$65.5	$83.5	$75.2
Unit shipments - tons	4.0	4.0	6.1	6.1
Gross profit per ton	$14.82	$14.24	$10.40	$9.49
Average sales price	$78.80	$75.52	$78.46	$74.80
Cash gross profit per ton	17.57	16.48	13.63	12.44
Cash cost of sales per ton	$61.23	$59.04	$64.83	$62.36
Concrete segment
Gross profit	$4.7	$27.0	$1.7	$24.7
Depreciation, depletion, accretion and amortization	11.9	19.5	24.1	39.9
Cash gross profit	$16.6	$46.5	$25.8	$64.6
Unit shipments - cubic yards	0.9	2.1	1.7	3.9
Gross profit per cubic yard	$5.05	$12.95	$0.94	$6.40
Average sales price	$180.24	$163.82	$181.40	$162.64
Cash gross profit per cubic yard	17.92	22.27	14.83	16.76
Cash cost of sales per cubic yard	$162.32	$141.55	$166.57	$145.88

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

	Three Months Ended June 30		Six Months Ended June 30		Trailing-Twelve Months June 30
in millions	2024	2023	2024	2023	2024	2023
Net earnings attributable to Vulcan	$308.0	$308.6	$410.6	$429.3	$914.6	$725.7
Income tax expense, including discontinued operations	93.7	90.8	122.1	106.6	311.1	215.8
Interest expense, net of interest income	40.2	46.7	79.3	95.7	163.3	189.3
Depreciation, depletion, accretion and amortization	156.8	154.9	307.7	303.3	621.3	606.8
EBITDA	$598.7	$601.0	$919.7	$934.8	$2,010.2	$1,737.7
Loss on discontinued operations	$2.7	$4.9	$5.0	$7.9	$11.8	$13.0
(Gain) loss on sale of real estate and businesses, net	0.0	(15.2)	0.0	(15.2)	(51.9)	(21.3)
Loss on impairments	0.0	0.0	0.0	0.0	28.3	67.8
Charges associated with divested operations	1.0	4.3	1.0	4.7	4.2	7.8
Acquisition related charges [1]	0.8	0.3	0.9	0.8	2.3	9.5
Adjusted EBITDA	$603.1	$595.3	$926.6	$932.9	$2,005.0	$1,814.5
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

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$2.31	$2.31	$3.08	$3.21
Items included in Adjusted EBITDA above, net of tax	0.03	(0.04)	0.04	$(0.01)
NOL carryforward valuation allowance	0.01	0.02	0.02	0.05
Adjusted diluted EPS attributable to Vulcan from continuing operations	$2.35	$2.29	$3.14	$3.25

NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	June 30
in millions	2024	2023
Current maturities of long-term debt	$0.5	$0.5
Short-term debt	95.0	0.0
Long-term debt	3,331.7	3,873.2
Total debt	$3,427.2	$3,873.7
Cash and cash equivalents and restricted cash	(111.6)	(168.2)
Net debt	$3,315.6	$3,705.5
Trailing-Twelve Months (TTM) Adjusted EBITDA	$2,005.0	$1,814.5
Total debt to TTM Adjusted EBITDA	1.7x	2.1x
Net debt to TTM Adjusted EBITDA	1.7x	2.0x
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

	Trailing-Twelve Months
in millions	June 30 2024	June 30 2023
Adjusted EBITDA	$2,005.0	$1,814.5
Average invested capital
Property, plant & equipment, net	$6,212.1	$5,986.1
Goodwill	3,564.3	3,703.1
Other intangible assets	1,498.8	1,703.7
Fixed and intangible assets	$11,275.2	$11,392.9
Current assets	$2,230.8	$1,994.5
Cash and cash equivalents	(374.8)	(148.1)
Current tax	(38.2)	(52.6)
Adjusted current assets	1,817.8	1,793.8
Current liabilities	(789.6)	(980.0)
Current maturities of long-term debt	0.5	0.5
Short-term debt	19.0	117.6
Adjusted current liabilities	(770.1)	(861.9)
Adjusted net working capital	$1,047.7	$931.9
Average invested capital	$12,322.9	$12,324.8
Return on invested capital	16.3%	14.7%

2024 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2024 Projected Mid-Point
Net earnings attributable to Vulcan	$1,010
Income tax expense, including discontinued operations	293
Interest expense, net of interest income	155
Depreciation, depletion, accretion and amortization	610
Projected EBITDA	$2,068
Items included in YTD Adjusted EBITDA	7
Projected Adjusted EBITDA	$2,075
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

CASH
Included in our June 30, 2024 cash and cash equivalents and restricted cash balances of $111.6 million is $0.6 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the section Restricted Cash.
CASH FROM OPERATING ACTIVITIES

	Six Months Ended June 30
in millions	2024	2023
Net earnings	$411.2	$429.5
Depreciation, depletion, accretion and amortization	307.7	303.3
Noncash operating lease expense	25.7	27.3
Net gain on sale of property, plant & equipment and businesses	(4.4)	(18.5)
Deferred income taxes, net	(18.5)	(4.7)
Other operating cash flows, net [1]	(347.2)	(229.4)
Net cash provided by operating activities	$374.5	$507.5
1Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $374.5 million during the six months ended June 30, 2024, a $133.0 million decrease compared to the same period of 2023. The decrease was primarily attributable to a $18.3 million decrease in net earnings and changes in working capital balances.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 41.4 days at June 30, 2024 compared to 43.8 days at June 30, 2023. Additionally, our over 90 day receivables balance was $25.3 million at June 30, 2024, a decrease of $11.2 million from the $36.5 million balance at June 30, 2023. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
CASH FROM INVESTING ACTIVITIES
Net cash used for investing activities was $533.8 million during the first six months of 2024, a $330.6 million increase compared to the same period of 2023. During the first six months of 2024, we acquired businesses for $193.4 million of cash consideration whereas there were no business acquisitions in 2023 (see Note 16 to the condensed consolidated financial statements). Additionally, the first six months of 2023 includes the collection of a $130.0 million note receivable related to the 2022 sale of concrete operations in New Jersey, New York and Pennsylvania. Furthermore, during the first six months of 2024, we invested $344.2 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $354.6 million in the prior year period. This $344.2 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities.
CASH FROM FINANCING ACTIVITIES
Net cash used for financing activities was $678.3 million during the first six months of 2024, a $380.7 million increase compared to cash used of $297.6 million in the same period of 2023. The current year includes cash paid to redeem the $550.0 million senior notes due 2026 partially offset by a $95.0 million net issuance of commercial paper whereas the prior year includes a $100.0 million net payment on our line of credit. Additionally, we returned $191.6 million to shareholders (a $27.3 million increase over the prior year) through $122.8 million of dividends ($0.46 per share compared to $0.43 per share) and $68.8 million of common stock repurchases (270,142 shares repurchased at $254.71 average price per share in 2024 compared to 241,363 shares repurchased at $206.82 average price per share in 2023).

DEBT
Certain debt measures are presented below:

in millions	June 30 2024	December 31 2023	June 30 2023
Debt
Current maturities of long-term debt	$0.5	$0.5	$0.5
Short-term debt	95.0	0.0	0.0
Long-term debt	3,331.7	3,877.3	3,873.2
Total debt	$3,427.2	$3,877.8	$3,873.7
Capital
Total debt	$3,427.2	$3,877.8	$3,873.7
Total equity	7,730.4	7,507.9	7,226.4
Total capital	$11,157.6	$11,385.7	$11,100.1
Total Debt as a Percentage of Total Capital	30.7%	34.1%	34.9%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	5.55%	5.64%	5.43%
Term debt	4.63%	4.82%	4.78%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	81.5%	72.1%	72.1%
Floating-rate debt	18.5%	27.9%	27.9%
1Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At June 30, 2024, total debt to trailing-twelve months Adjusted EBITDA was 1.7 times (unchanged on a net debt basis reflecting $111.6 million of cash on hand). Our weighted-average debt maturity was 10.5 years, and our total weighted-average effective interest rate was 4.80%.
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
In 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. As of June 30, 2024, we had $95.0 million in short-term commercial paper borrowings and $550.0 million in long-term commercial paper borrowings. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.
Our $1,600.0 million unsecured line of credit matures in August 2027 and contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2024, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of June 30, 2024, our available borrowing capacity under the line of credit was $1,504.8 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$95.2 million was used to support standby letters of credit
TERM DEBT
All of our $3,486.1 million (face value) of term debt (which includes $645.0 million of commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of June 30, 2024, we were in compliance with all term debt covenants.
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

CURRENT MATURITIES OF LONG-TERM DEBT
The $0.5 million of current maturities of long-term debt as of June 30, 2024 is due as follows:

in millions	Current Maturities
Third quarter 2024	$0.0
Fourth quarter 2024	0.0
First quarter 2025	0.5
Second quarter 2025	0.0
The above table excludes $400.0 million of notes due April 2025 as we have the intent and ability to refinance these notes on a long-term basis.
DEBT RATINGS
Our debt ratings and outlooks as of June 30, 2024 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	June 30 2024	December 31 2023	June 30 2023
Common stock shares at January 1, issued and outstanding	132.1	132.9	132.9
Common stock issued for share-based compensation plans	0.3	0.2	0.2
Common stock purchased and retired	(0.3)	(1.0)	(0.2)
Common stock shares at end of period, issued and outstanding	132.1	132.1	132.9
As of June 30, 2024, there were 6,817,118 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average price	June 30 2024	December 31 2023	June 30 2023
Number of shares purchased and retired	0.3	1.0	0.2
Total purchase price	$68.8	$200.0	$49.9
Average price per share	$254.71	$204.52	$206.82
There were no shares held in treasury as of June 30, 2024, December 31, 2023 and June 30, 2023.

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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2024.
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
Our Board of Directors has also adopted:
▪Corporate Governance Guidelines
▪Charters for our Audit, Compensation & Human Capital, Executive, Finance, Governance and Safety, Health & Environmental Affairs Committees
These documents meet all applicable SEC and New York Stock Exchange regulatory requirements.
The Charters of the Audit, Compensation & Human Capital and Governance Committees are available on our website under the “Investor Relations” tab (“Governance – Committee Composition” section) or you may request a copy of any of these documents by writing to Denson N. Franklin III, Senior Vice President, General Counsel and Secretary, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
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
At June 30, 2024, the estimated fair value of our long-term debt including current maturities was $3,159.1 million compared to a face value of $3,391.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.2 million.
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

ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
We are in the process of replacing our quote to invoice system for our aggregates and asphalt operations and expect the full implementation of this system to be completed by the fourth quarter of 2024.
No other changes were made during the second quarter of 2024 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

PART II OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A
RISK FACTORS
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of our equity securities during the quarter ended June 30, 2024 are summarized below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]
2024
April 1 - April 30	0	$0.00	0	7,016,328
May 1 - May 31	99,353	$251.41	99,353	6,916,975
June 1 - June 30	99,857	$250.36	99,857	6,817,118
Total	199,210	$250.88	199,210
1In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of June 30, 2024, there were 6,817,118 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
We did not have any unregistered sales of equity securities during the second quarter of 2024.

ITEM 4
MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 5
OTHER INFORMATION
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended June 30, 2024, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in iXBRL (contained in Exhibit 101).
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date	August 7, 2024	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date	August 7, 2024	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)