Form 10-Q
period 2024-09-30
Vulcan Materials CO
filed 2024-10-30
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 16, 2024
Common Stock, $1 Par Value	132,061,259

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2024
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	September 30 2024	December 31 2023	September 30 2023
in millions
Assets
Cash and cash equivalents	$433.2	$931.1	$340.0
Restricted cash	1.1	18.1	5.0
Accounts and notes receivable, gross	1,030.9	903.3	1,199.2
Allowance for credit losses	(13.5)	(13.6)	(14.7)
Accounts and notes receivable, net	1,017.4	889.7	1,184.5
Inventories	647.7	615.6	570.6
Other current assets	113.5	70.4	106.0
Assets held for sale	0.0	0.0	495.1
Total current assets	2,212.9	2,524.9	2,701.2
Investments and long-term receivables	31.4	31.3	31.2
Property, plant & equipment, cost	12,350.5	11,835.5	11,610.4
Allowances for depreciation, depletion & amortization	(5,937.0)	(5,617.8)	(5,498.4)
Property, plant & equipment, net	6,413.5	6,217.7	6,112.0
Operating lease right-of-use assets, net	508.3	511.7	521.5
Goodwill	3,450.0	3,531.7	3,531.7
Other intangible assets, net	1,448.3	1,460.7	1,471.8
Other noncurrent assets	287.5	267.7	251.1
Total assets	$14,351.9	$14,545.7	$14,620.5
Liabilities
Current maturities of long-term debt	0.5	0.5	0.5
Trade payables and accruals	352.6	390.4	412.8
Other current liabilities	421.0	406.7	440.8
Liabilities held for sale	0.0	0.0	10.1
Total current liabilities	774.1	797.6	864.2
Long-term debt	3,329.2	3,877.3	3,874.3
Deferred income taxes, net	1,000.3	1,028.9	1,068.3
Deferred revenue	139.4	145.3	147.4
Noncurrent operating lease liabilities	503.5	507.4	516.0
Other noncurrent liabilities	712.3	681.3	685.1
Total liabilities	$6,458.8	$7,037.8	$7,155.3
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 132.1, 132.1 and 132.9 shares, respectively	132.1	132.1	132.9
Capital in excess of par value	2,895.0	2,880.1	2,862.4
Retained earnings	4,980.7	4,615.0	4,595.0
Accumulated other comprehensive loss	(138.8)	(143.8)	(149.7)
Total shareholders' equity	7,869.0	7,483.4	7,440.6
Noncontrolling interest	24.1	24.5	24.6
Total equity	$7,893.1	$7,507.9	$7,465.2
Total liabilities and equity	$14,351.9	$14,545.7	$14,620.5
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Unaudited	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per share data	2024	2023	2024	2023
Total revenues	$2,003.9	$2,185.8	$5,564.0	$5,947.6
Cost of revenues	(1,438.7)	(1,594.8)	(4,101.6)	(4,471.3)
Gross profit	565.2	591.0	1,462.4	1,476.3
Selling, administrative and general expenses	(129.1)	(143.9)	(393.0)	(400.4)
Gain on sale of property, plant & equipment and businesses	0.2	4.3	4.6	22.8
Loss on impairments	(86.6)	(28.3)	(86.6)	(28.3)
Other operating expense, net	(12.6)	(4.2)	(23.9)	(13.1)
Operating earnings	337.1	418.9	963.5	1,057.3
Other nonoperating expense, net	(3.8)	(6.4)	(12.7)	(5.3)
Interest expense, net	(38.4)	(46.6)	(117.7)	(142.2)
Earnings from continuing operations before income taxes	294.9	365.9	833.1	909.8
Income tax expense	(85.2)	(85.8)	(208.5)	(194.4)
Earnings from continuing operations	209.7	280.1	624.6	715.4
Loss on discontinued operations, net of tax	(1.3)	(2.8)	(5.0)	(8.6)
Net earnings	208.4	277.3	619.6	706.8
Earnings attributable to noncontrolling interest	(0.8)	(0.8)	(1.4)	(1.0)
Net earnings attributable to Vulcan	$207.6	$276.5	$618.2	$705.8
Other comprehensive income, net of tax
Amortization of accumulated cash flow hedge losses	0.4	0.4	1.2	1.2
Amortization of accumulated benefit plan costs	1.4	1.3	3.8	3.8
Other comprehensive income	1.8	1.7	5.0	5.0
Comprehensive income	210.2	279.0	624.6	711.8
Comprehensive earnings attributable to noncontrolling interest	(0.8)	(0.8)	(1.4)	(1.0)
Comprehensive income attributable to Vulcan	$209.4	$278.2	$623.2	$710.8
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$1.58	$2.10	$4.71	$5.37
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.07)
Net earnings	$1.57	$2.08	$4.67	$5.30

Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$1.57	$2.09	$4.68	$5.34
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.06)
Net earnings	$1.56	$2.07	$4.65	$5.28
Weighted-average common shares outstanding
Basic	132.2	133.0	132.3	133.1
Assuming dilution	133.0	133.7	133.1	133.7

Effective tax rate from continuing operations	28.9%	23.4%	25.0%	21.4%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited	Nine Months Ended September 30
in millions	2024	2023
Operating Activities
Net earnings	$619.6	$706.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	468.4	464.4
Loss on impairments	86.6	28.3
Noncash operating lease expense	38.6	40.7
Net gain on sale of property, plant & equipment and businesses	(4.6)	(22.8)
Contributions to pension plans	(7.1)	(5.6)
Share-based compensation expense	39.9	43.5
Deferred income taxes, net	(30.3)	(6.0)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(246.5)	(206.0)
Other, net	4.9	11.9
Net cash provided by operating activities	$969.5	$1,055.2
Investing Activities
Purchases of property, plant & equipment	(441.0)	(666.3)
Proceeds from sale of property, plant & equipment	5.6	26.2
Proceeds from sale of businesses	0.2	130.0
Payment for businesses acquired, net of acquired cash and adjustments	(206.4)	0.9
Other, net	(0.2)	0.0
Net cash used for investing activities	$(641.8)	$(509.2)
Financing Activities
Proceeds from short-term debt	8.1	166.1
Payment of short-term debt	(8.0)	(266.1)
Payment of current maturities and long-term debt	(550.5)	(550.5)
Proceeds from issuance of long-term debt	0.0	550.0
Debt issuance and exchange costs	(3.5)	(3.4)
Payment of finance leases	(10.0)	(17.2)
Purchases of common stock	(68.8)	(49.9)
Dividends paid	(183.6)	(171.6)
Share-based compensation, shares withheld for taxes	(24.5)	(19.9)
Distribution to noncontrolling interest	(1.8)	0.0
Net cash used for financing activities	$(842.6)	$(362.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	(514.9)	183.5
Cash and cash equivalents and restricted cash at beginning of year	949.2	161.5
Cash and cash equivalents and restricted cash at end of period	$434.3	$345.0
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
Operating results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after September 30, 2024 will be reflected in management’s estimates for future periods.
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
INVENTORIES
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	September 30 2024	December 31 2023	September 30 2023
Finished products	$505.9	$494.4	$448.1
Raw materials	62.2	51.2	50.5
Products in process	11.1	6.5	8.6
Operating supplies and other	68.5	63.5	63.4
Total inventories	$647.7	$615.6	$570.6

DISCONTINUED OPERATIONS
In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

in millions	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Pretax loss	$(1.8)	$(3.8)	$(6.8)	$(11.7)
Income tax benefit	0.5	1.0	1.8	3.1
Loss on discontinued operations, net of tax	$(1.3)	$(2.8)	$(5.0)	$(8.6)
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
EARNINGS PER SHARE (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Weighted-average common shares outstanding	132.2	133.0	132.3	133.1
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.2	0.2	0.2	0.2
Other stock compensation awards	0.6	0.5	0.6	0.4
Weighted-average common shares outstanding, assuming dilution	133.0	133.7	133.1	133.7
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Antidilutive common stock equivalents	0.1	0.0	0.1	0.1
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
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	September 30 2024	December 31 2023	September 30 2023
Assets
Operating lease ROU assets		$651.4	$636.1	$644.8
Accumulated amortization		(143.1)	(124.4)	(113.4)
Operating leases, net	Operating lease right-of-use assets, net	508.3	511.7	531.4
Finance lease ROU assets		55.8	62.3	85.8
Accumulated depreciation		(23.2)	(20.2)	(22.1)
Finance leases, net	Property, plant & equipment, net	32.6	42.1	63.7
Total lease assets		$540.9	$553.8	$595.1
Liabilities
Current
Operating	Other current liabilities	$48.7	$47.3	$48.2
Finance	Other current liabilities	11.4	12.5	18.4
Noncurrent
Operating	Noncurrent operating lease liabilities	503.5	507.4	525.4
Finance	Other noncurrent liabilities	11.8	16.6	22.7
Total lease liabilities		$575.4	$583.8	$614.7
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.1	19.5	19.4
Finance leases		2.3	2.5	2.5
Weighted-average discount rate
Operating leases		4.4%	4.3%	4.3%
Finance leases		3.1%	2.4%	2.0%
The decreases from September 30, 2023 in total lease assets and liabilities presented above primarily relate to the November 2023 sale of concrete operations in Texas (see Note 16 for additional information). Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options in the fourth quarter of 2024.
The components of lease expense are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Finance lease cost
Depreciation of right-of-use assets	$2.3	$3.3	$7.2	$10.1
Interest on lease liabilities	0.2	0.2	0.5	0.7
Operating lease cost	19.0	19.1	56.6	58.3
Short-term lease cost [1]	12.2	14.8	34.9	38.5
Variable lease cost	5.5	4.9	15.1	15.0
Sublease income	(0.7)	(0.8)	(2.0)	(2.7)
Total lease expense	$38.5	$41.5	$112.3	$119.9
1Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $55.3 million and $55.0 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for finance leases (principal and interest) was $10.5 million and $17.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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
In the third quarter of 2024, we recorded income tax expense from continuing operations of $85.2 million compared to $85.8 million in the third quarter of 2023. The tax expense is comparable to the amount recorded in the third quarter of 2023, as the reduction in pretax earnings in the third quarter of 2024 was primarily due to a goodwill impairment (see Note 15), the majority of which was non-tax deductible.
For the first nine months of 2024, we recorded income tax expense from continuing operations of $208.5 million compared to $194.4 million for the first nine months of 2023. The increase in tax expense was primarily due to a goodwill impairment recorded in the third quarter of 2024, the majority of which was non-tax deductible, and a discrete benefit recognized in the first nine months of 2023 related to a 2022 business disposition, partially offset by lower pretax earnings.
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
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2023, Calica had deferred tax assets (including net operating losses) of $27.4 million against which we have a full valuation allowance recorded. In 2024, we project a $6.5 million increase in deferred tax assets against which a valuation allowance was recorded as a component of the EAETR in the first nine months of 2024. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2034 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
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
Our segment total revenues by geographic market for the three and nine month periods ended September 30, 2024 and 2023 are disaggregated as follows (the decrease in Gulf Coast market concrete revenues is primarily attributable to the sale of concrete operations in Texas in November 2023; see Note 16 for additional information):

	Three Months Ended September 30, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$466.7	$64.0	$88.4	$619.1
Gulf Coast revenues	842.7	90.9	2.6	936.2
West revenues	263.0	226.2	83.4	572.6
Segment sales	$1,572.4	$381.1	$174.4	$2,127.9
Intersegment sales	(124.0)	0.0	0.0	(124.0)
Total revenues [1]	$1,448.4	$381.1	$174.4	$2,003.9

	Three Months Ended September 30, 2023
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$464.8	$64.5	$95.4	$624.7
Gulf Coast revenues	900.4	71.4	168.7	1,140.5
West revenues	263.2	211.3	100.5	575.0
Segment sales	$1,628.4	$347.2	$364.6	$2,340.2
Intersegment sales	(154.4)	0.0	0.0	(154.4)
Total revenues [1]	$1,474.0	$347.2	$364.6	$2,185.8

	Nine Months Ended September 30, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$1,267.3	$149.7	$246.6	$1,663.6
Gulf Coast revenues	2,484.7	198.0	7.1	$2,689.8
West revenues	725.3	570.8	236.2	$1,532.3
Segment sales	$4,477.3	$918.5	$489.9	$5,885.7
Intersegment sales	(321.7)	0.0	0.0	$(321.7)
Total revenues [1]	$4,155.6	$918.5	$489.9	$5,564.0

	Nine Months Ended September 30, 2023
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$1,259.7	$147.1	$278.7	$1,685.5
Gulf Coast revenues	2,568.7	182.0	457.6	3,208.3
West revenues	677.5	525.2	257.0	1,459.7
Segment sales	$4,505.9	$854.3	$993.3	$6,353.5
Intersegment sales	(405.9)	0.0	0.0	(405.9)
Total revenues [1]	$4,100.0	$854.3	$993.3	$5,947.6
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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $88.2 million (4.4% of total revenues) and $76.7 million (3.5% of total revenues) for the three months ended September 30, 2024 and 2023, respectively, and $195.0 million (3.5% of total revenues) and $181.5 million (3.1% of total revenues) for the nine months ended September 30, 2024 and 2023, respectively.
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
Freight & delivery revenues are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Total revenues	$2,003.9	$2,185.8	$5,564.0	$5,947.6
Freight & delivery revenues [1]	(261.4)	(276.5)	(741.7)	(766.9)
Total revenues excluding freight & delivery	$1,742.5	$1,909.3	$4,822.3	$5,180.7
1Includes freight & delivery to remote distribution sites.
CONSTRUCTION PAVING SERVICE REVENUES
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at September 30, 2024 and 2023 were $206.5 million and $116.3 million, respectively. The remaining period to complete the obligations at September 30, 2024 ranged from 1 month to 51 months. The increase in future revenues from unsatisfied performance obligations is primarily due to acquisitions completed during the second quarter of 2024 (refer to Note 16 for further information).
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
Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Deferred revenue balance at beginning of period	$148.9	$157.4	$152.8	$161.8
Revenue recognized from deferred revenue	(2.0)	(2.5)	(5.9)	(6.9)
Deferred revenue balance at end of period	$146.9	$154.9	$146.9	$154.9
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending September 30, 2025 (reflected in other current liabilities in our September 30, 2024 Condensed Consolidated Balance Sheet).
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets subject to fair value measurement on a recurring basis are summarized below:

in millions	September 30 2024	December 31 2023	September 30 2023
Level 1 Fair Value
Rabbi Trust
Mutual funds	$34.7	$31.7	$28.7
Total	$34.7	$31.7	$28.7
Level 2 Fair Value
Interest rate swaps	$0.0	$(0.3)	$(2.1)
Rabbi Trust
Money market mutual fund	0.3	0.5	0.7
Total	$0.3	$0.2	$(1.4)
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
Net gains of the Rabbi Trusts’ investments were $3.8 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at September 30, 2024 and 2023 were $3.7 million and $0.6 million, respectively.
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
During the third quarter of 2023, net assets held for sale with a carrying value of $513.3 million were written down to their estimated fair value less cost to sell of $485.0 million, resulting in an impairment loss of $28.3 million. The estimated fair value (Level 1 fair value measurement) was determined based on the expected proceeds from the probable sale of the disposal group. Refer to Note 16 for the major categories of assets and liabilities classified as held for sale.

NOTE 6: DERIVATIVE INSTRUMENTS
During the normal course of operations, we are exposed to market risks including interest rates, foreign currency exchange rates and commodity prices. From time to time, we use derivative instruments to balance the cost and risk of such expenses. We do not use derivative instruments for trading or other speculative purposes.
In March 2023, we issued $550.0 million of 5.80% fixed-rate debt maturing in March 2026. Concurrently, we entered into fixed-to-floating interest rate swap agreements designated as fair value hedges in the amount of $550.0 million. Under these swap agreements, we received a fixed interest rate of 5.80% (matched the fixed rate we paid on the $550.0 million of debt) and paid daily compound Secured Overnight Financing Rate (SOFR) plus 0.241%. These swap agreements terminated in March 2024, coinciding with the redemption of the debt.
The changes in the fair value of these swaps designated as fair value hedges were recorded in interest expense and were perfectly offset by changes in the fair value of the related debt also recorded in interest expense. These swaps were recognized at fair value in the accompanying Condensed Consolidated Balance Sheets as follows:

in millions	Balance Sheet Location	September 30 2024	December 31 2023	September 30 2023
Fair Value Hedges [1]
Interest rate swaps	Other current/noncurrent assets	$0.0	$3.9	$0.1
Interest rate swaps	Other current/noncurrent liabilities	0.0	(4.2)	(2.2)
Interest rate swaps net liability		$0.0	$(0.3)	$(2.1)
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
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended September 30		Nine Months Ended September 30
		2024	2023	2024	2023
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$(0.6)	$(0.5)	$(1.7)	$(1.6)
For the twelve-month period ending September 30, 2025, we estimate that $2.3 million of the $18.2 million net of tax loss in AOCI will be reclassified to interest expense.

NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	September 30 2024	December 31 2023	September 30 2023
Bank line of credit expires 2027 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2027 [1]		0.0	0.0	0.0
Total short-term debt		$0.0	$0.0	$0.0
Bank line of credit expires 2027 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2027 [1]		550.0	550.0	550.0
4.50% notes due 2025 [2]	4.65%	400.0	400.0	400.0
5.80% notes due 2026		0.0	550.0	550.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
Other notes	0.37%	1.0	1.4	1.5
Total long-term debt - face value		$3,391.1	$3,941.5	$3,941.6
Unamortized discounts and debt issuance costs		(61.4)	(63.4)	(64.7)
Fair value adjustments [3]		0.0	(0.3)	(2.1)
Total long-term debt - book value		$3,329.7	$3,877.8	$3,874.8
Less current maturities		(0.5)	(0.5)	(0.5)
Total long-term debt - reported value		$3,329.2	$3,877.3	$3,874.3
Estimated fair value of long-term debt		$3,286.9	$3,798.0	$3,597.6
1Borrowings on the bank line of credit and commercial paper are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.
2We have the intent and ability to refinance these notes due April 2025 on a long-term basis.
3See Note 6 for additional information on our fair value hedging strategy.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $5.5 million and $5.0 million of net interest expense for these items for the nine months ended September 30, 2024 and 2023, respectively.
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
In 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. As of September 30, 2024, we had $550.0 million in long-term commercial paper borrowings. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.
Our $1,600.0 million unsecured line of credit matures in August 2027 and contains covenants customary for an unsecured investment-grade facility. As of September 30, 2024, we were in compliance with the covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of September 30, 2024, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of September 30, 2024, our available borrowing capacity under the line of credit was $1,504.8 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$95.2 million was used to support standby letters of credit

TERM DEBT
All of our $3,391.1 million (face value) of term debt (which includes $550.0 million of commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of September 30, 2024, we were in compliance with all term debt covenants.
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
STANDBY LETTERS OF CREDIT
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2024 are summarized by purpose in the table below:

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
As stated in Note 2, our lease liabilities totaled $575.4 million as of September 30, 2024.
As summarized by purpose in Note 7, our standby letters of credit totaled $95.2 million as of September 30, 2024.
As described in Note 9, our asset retirement obligations totaled $346.5 million as of September 30, 2024.
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

in millions	September 30 2024	December 31 2023	September 30 2023
Continuing operations	$33.4	$32.6	$32.7
Retained from former Chemicals business	8.2	8.3	8.3
Total accrued environmental remediation costs	$41.6	$40.9	$41.0
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
Additionally, Texas Brine, Occidental and Vulcan sued each other in various state and federal court forums. Vulcan and Occidental have since dismissed all of their claims against one another; Texas Brine and Occidental have settled their claims against each other; and Texas Brine’s and Vulcan’s claims against each other are pending in state and federal court. In general, Texas Brine alleges that the sinkhole was caused, in whole or in part, by our negligent or fraudulent actions or failure to act; that we breached the salt lease with Occidental, as well as an operating agreement and related contracts with Texas Brine; that we were strictly liable for certain property damages in our capacity as a former lessee of the salt lease; and that we violated the agreement under which we sold our Chemicals Division to Occidental. Texas Brine’s claims against Vulcan include claims for past and future response costs, lost profits and investment costs, indemnity payments, attorneys’ fees, other litigation costs, and judicial interests. Texas Brine also recently filed a lawsuit against Vulcan seeking indemnity for potential exposure Texas Brine may have to Occidental in the related arbitration, the State of Louisiana, and for ongoing and future Louisiana regulatory matters. In August 2022, we removed the lawsuit to federal court.

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
▪1,1,1-TRICHLOROETHANE LITIGATION (DISCONTINUED OPERATIONS) — During the operation of our former Chemicals Division, which was divested to Occidental in 2005, Vulcan manufactured a chlorinated solvent known as 1,1,1-trichloroethane. Vulcan faces liabilities related to 1,1,1-trichloroethane stabilized with 1,4-dioxane ("TCA"). We are one of the defendants in cases filed in both state and federal courts, including one case filed by the State of New Jersey. According to the various complaints, the plaintiffs seek damages including, but not limited to, unspecified compensatory damages associated with the remediation of water wells allegedly contaminated with 1,4-dioxane, natural resource damages, disgorgement of profits from the sale of TCA, punitive damages, as well as penalties and attorney's fees under various statutes. We will vigorously defend these cases on substantive and procedural grounds. At this time, we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, pertaining to the above-referenced cases.
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
A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends or Uncertainties). In July 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. A hearing on the merits of the ancillary claim took place in August 2023. We expect that the NAFTA arbitration tribunal will issue a decision on the claim and ancillary claim by the end of the first quarter of 2025.
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Accretion	$3.7	$3.5	$10.8	$10.3
Depreciation	3.2	2.2	8.4	6.6
Total ARO operating costs	$6.9	$5.7	$19.2	$16.9
ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our AROs are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
ARO balance at beginning of period	$334.1	$311.6	$324.1	$311.3
Liabilities incurred	0.0	0.0	0.8	0.0
Liabilities settled	(3.5)	(1.9)	(8.3)	(8.4)
Accretion expense	3.7	3.5	10.8	10.3
Revisions, net	12.2	2.3	19.1	2.3
ARO balance at end of period	$346.5	$315.5	$346.5	$315.5
ARO revisions during the first nine months of 2024 primarily related to cost adjustments at numerous sites.

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
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Service cost	$0.4	$0.6	$1.8	$1.9
Interest cost	8.2	8.5	24.7	25.4
Expected return on plan assets	(7.0)	(6.9)	(21.1)	(20.7)
Amortization of prior service cost	0.2	0.4	0.7	1.1
Amortization of actuarial loss	1.4	1.4	3.8	4.2
Net periodic pension benefit cost	$3.2	$4.0	$9.9	$11.9
Pretax amortization from AOCI	$1.6	$1.8	$4.5	$5.3
The contributions to pension plans for the nine months ended September 30, 2024 and 2023, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods and a qualified plan contribution of $2.0 million in the third quarter of 2024.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Service cost	$0.4	$0.5	$1.6	$1.5
Interest cost	0.6	0.5	1.7	1.5
Amortization of prior service cost	0.3	0.4	1.1	1.1
Amortization of actuarial gain	(0.1)	(0.4)	(0.5)	(1.2)
Net periodic postretirement benefit cost	$1.2	$1.0	$3.9	$2.9
Pretax amortization from AOCI	$0.2	$0.0	$0.6	$(0.1)
DEFINED CONTRIBUTION PLANS
In addition to our pension and postretirement plans, we sponsor four defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $67.2 million and $58.6 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

in millions	September 30 2024	December 31 2023	September 30 2023
AOCI
Cash flow hedges	$(18.2)	$(19.4)	$(19.8)
Pension and postretirement plans	(120.6)	(124.4)	(129.9)
Total	$(138.8)	$(143.8)	$(149.7)
Changes in AOCI, net of tax, for the nine months ended September 30, 2024 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
AOCI
Balances as of December 31, 2023	$(19.4)	$(124.4)	$(143.8)
Amounts reclassified from AOCI	1.2	3.8	5.0
Balances as of September 30, 2024	$(18.2)	$(120.6)	$(138.8)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$0.6	$0.5	$1.7	$1.6
Benefit from income taxes	(0.2)	(0.1)	(0.5)	(0.4)
Total	$0.4	$0.4	$1.2	$1.2
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$1.8	$1.8	$5.1	$5.2
Benefit from income taxes	(0.4)	(0.5)	(1.3)	(1.4)
Total	$1.4	$1.3	$3.8	$3.8
Total reclassifications from AOCI to earnings	$1.8	$1.7	$5.0	$5.0

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
There were no shares held in treasury as of September 30, 2024, December 31, 2023 and September 30, 2023.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average price	September 30 2024	December 31 2023	September 30 2023
Number of shares purchased and retired	0.3	1.0	0.2
Total purchase price [1]	$68.8	$200.0	$49.9
Average price per share	$254.71	$204.52	$206.82
1The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of September 30, 2024, 6,817,118 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per share data	2024	2023	2024	2023
Total Shareholders' Equity
Balance at beginning of period	$7,705.3	$7,202.6	$7,483.4	$6,928.6
Net earnings attributable to Vulcan	207.6	276.5	618.2	705.8
Share-based compensation plans, net of shares withheld for taxes	(0.3)	(2.2)	(25.1)	(20.8)
Purchase and retirement of common stock	0.0	0.0	(68.8)	(49.9)
Share-based compensation expense	15.4	19.2	39.9	43.5
Cash dividends on common stock ($0.46/$0.43/$1.38/$1.29 per share, respectively)	(60.8)	(57.2)	(183.6)	(171.6)
Other comprehensive income	1.8	1.7	5.0	5.0
Balance at end of period	$7,869.0	$7,440.6	$7,869.0	$7,440.6
Noncontrolling Interest
Balance at beginning of period	$25.1	$23.8	$24.5	$23.6
Distribution to noncontrolling interest	(1.8)	0.0	(1.8)	0.0
Earnings attributable to noncontrolling interest	0.8	0.8	1.4	1.0
Balance at end of period	$24.1	$24.6	$24.1	$24.6
Total Equity
Balance at end of period	$7,893.1	$7,465.2	$7,893.1	$7,465.2

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
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2024	2023	2024	2023
Total Revenues
Aggregates [1]	$1,572.4	$1,628.4	$4,477.3	$4,505.9
Asphalt [2]	381.1	347.2	918.5	854.3
Concrete [3]	174.4	364.6	489.9	993.3
Segment sales	$2,127.9	$2,340.2	$5,885.7	$6,353.5
Aggregates intersegment sales	(124.0)	(154.4)	(321.7)	(405.9)
Total revenues	$2,003.9	$2,185.8	$5,564.0	$5,947.6
Gross Profit
Aggregates	$498.5	$509.1	$1,330.3	$1,312.3
Asphalt	60.2	55.9	123.9	113.3
Concrete [3]	6.5	26.0	8.2	50.7
Total	$565.2	$591.0	$1,462.4	$1,476.3
Depreciation, Depletion, Accretion and Amortization
Aggregates	$130.3	$125.6	$381.8	$357.6
Asphalt	12.0	8.8	31.9	26.7
Concrete [3]	10.9	20.5	34.9	60.4
Other	7.5	6.2	19.8	19.7
Total	$160.7	$161.1	$468.4	$464.4
Identifiable Assets [4]
Aggregates			$12,023.1	$11,825.7
Asphalt			748.0	648.6
Concrete [3]			794.8	1,512.4
Total identifiable assets			$13,565.9	$13,986.7
General corporate assets			351.7	288.8
Cash and cash equivalents and restricted cash			434.3	345.0
Total assets			$14,351.9	$14,620.5
1Includes product sales (crushed stone, sand and gravel, sand and other aggregates), freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to aggregates.
2Includes product sales as well as service revenues (see Note 4) from our asphalt construction paving business.
3The decreases in the Concrete segment are primarily due to the divestiture of concrete operations in Texas in November 2023 (see Note 16) as well as a third quarter 2024 goodwill impairment charge (see Note 15).
4Certain temporarily idled assets are included within a segment's Identifiable Assets, but the associated Depreciation, Depletion, Accretion and Amortization (DDA&A) is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended September 30
in millions	2024	2023
Cash Payments
Interest (exclusive of amount capitalized)	$119.8	$118.4
Income taxes	276.7	168.3
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$24.9	$28.2
Note received from sale of business	0.9	0.0
Recognition of new and revised lease obligations for
Operating lease right-of-use assets	36.6	1.5
Finance lease right-of-use assets	4.4	1.3
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
During the third quarter of 2024, we determined that a triggering event occurred with respect to a reporting unit that includes concrete operations acquired from U.S. Concrete in 2021. We previously disclosed that the estimated fair value of this reporting unit exceeded its carrying value by less than 5%. Based on an interim goodwill impairment test, we determined that the estimated fair value of this reporting unit was less than its carrying value. As a result, we recorded an $86.6 million noncash impairment charge. There was no charge for goodwill impairment in the nine-month period ended September 30, 2023. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 million in our Concrete segment).
Changes in the carrying amount of goodwill by reportable segment from December 31, 2023 to September 30, 2024 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total
Goodwill at December 31, 2023	$3,330.2	$91.6	$109.9	$3,531.7
Goodwill of acquired businesses [1]	4.9	0.0	0.0	4.9
Goodwill impairment	0.0	0.0	(86.6)	(86.6)
Goodwill at September 30, 2024	$3,335.1	$91.6	$23.3	$3,450.0
1See Note 16 for acquisitions.

NOTE 16: ACQUISITIONS AND DIVESTITURES
BUSINESS ACQUISITIONS
2024 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2024, we acquired the following operations for total cash consideration of $206.4 million:
▪Alabama – aggregates, asphalt mix and construction paving operations
▪California – asphalt terminal operations
▪North Carolina – aggregates operations
▪Texas – asphalt mix and construction paving operations
The 2024 acquisitions above are reported in our consolidated financial statements as of their respective acquisition dates. None of these acquisitions were material to our results of operations either individually or collectively, and acquisition related expenses were immaterial. The fair value of consideration transferred for these 2024 acquisitions and the preliminary amounts (pending working capital adjustments) of assets acquired and liabilities assumed are summarized below:

in millions
Fair Value of Purchase Consideration
Cash	$206.4
Total fair value of purchase consideration	$206.4
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$7.6
Inventories	10.7
Property, plant & equipment	161.2
Intangible assets
Contractual rights in place	30.8
Other liabilities assumed	(8.8)
Net identifiable assets acquired	$201.5
Goodwill	$4.9
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
In September 2024, we entered into a definitive agreement to acquire Wake Stone Corporation. This acquisition is expected to close in the fourth quarter of 2024, subject to the satisfaction of customary closing conditions.
2023 BUSINESS ACQUISITIONS — For the full year 2023, we completed no business acquisitions.

DIVESTITURES AND PENDING DIVESTITURES
We had no significant divestitures through the nine months ended September 30, 2024.
In 2023, we sold:
▪Fourth quarter – concrete operations in Texas resulting in a third quarter impairment charge of $28.3 million and a fourth quarter loss on sale of $13.8 million (the assets were written down to estimated fair value less cost to sell in the third quarter)
▪Fourth quarter – excess real estate in Virginia resulting in a pretax gain of $65.7 million
▪Second quarter – real estate associated with a former recycled concrete facility in Illinois resulting in a pretax gain of $15.2 million
No material assets met the criteria for held for sale at September 30, 2024 and December 31, 2023. The probable divestiture of our concrete operations in Texas was presented as assets held for sale in the accompanying Condensed Consolidated Balance Sheet at September 30, 2023. The major classes of assets and liabilities classified as held for sale as of September 30 are as follows:

in millions	September 30 2024	December 31 2023	September 30 2023
Held for Sale (Concrete Segment)
Inventory	$0.0	$0.0	$18.6
Land and land improvements, net	0.0	0.0	39.7
Buildings, machinery and equipment, net	0.0	0.0	114.6
Operating leases, net	0.0	0.0	9.9
Finance leases, net	0.0	0.0	18.1
Amortizable intangible assets, net	0.0	0.0	164.7
Goodwill	0.0	0.0	157.8
Reserve for assets held for sale	0.0	0.0	(28.3)
Total assets held for sale	$0.0	$0.0	$495.1
Current operating lease liabilities	$0.0	$0.0	$(0.7)
Current finance lease liabilities	0.0	0.0	0.0
Noncurrent operating lease liabilities	0.0	0.0	(9.4)
Noncurrent finance lease liabilities	0.0	0.0	0.0
Total liabilities held for sale	$0.0	$0.0	$(10.1)
NOTE 17: NEW ACCOUNTING STANDARDS
ACCOUNTING STANDARDS RECENTLY ADOPTED
None
ACCOUNTING STANDARDS PENDING ADOPTION
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures,” which requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. The new standard is effective for fiscal years beginning after December 15, 2023 and is to be applied retrospectively. We expect to include cost of revenues as significant segment expenses in our reportable segment disclosures beginning with our Form 10-K for the year ended December 31, 2024.
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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR THIRD QUARTER 2024
Compared to third quarter of 2023:
▪Total revenues decreased $181.9 million, or 8%, to $2,003.9 million
▪Gross profit decreased $25.8 million, or 4%, to $565.2 million
▪Aggregates segment sales decreased $56.0 million, or 3%, to $1,572.4 million
▪Aggregates segment freight-adjusted revenues decreased $7.7 million, or 1%, to $1,228.0 million
▪Shipments decreased 10%, or 6.3 million tons, to 57.7 million tons
▪Freight-adjusted sales price increased 10.2%, or $1.96 per ton, to $21.27
▪Aggregates segment gross profit decreased $10.6 million, or 2%, to $498.5 million
▪Unit profitability (as measured by gross profit per ton) increased 9% to $8.63 per ton
▪Asphalt and Concrete segment gross profit decreased $15.2 million to $66.7 million, collectively
▪Selling, administrative and general (SAG) expenses decreased $14.8 million (20 basis points as a percentage of total revenues)
▪Operating earnings decreased $81.8 million, or 20%, to $337.1 million
▪Earnings attributable to Vulcan from continuing operations were $1.57 per diluted share compared to $2.09 per diluted share
▪Adjusted earnings attributable to Vulcan from continuing operations were $2.22 per diluted share compared to $2.29 per diluted share
▪Net earnings attributable to Vulcan were $207.6 million, a decrease of $68.9 million, or 25%
▪Adjusted EBITDA was $580.6 million, a decrease of $21.6 million, or 4%
▪Returned capital to shareholders via dividends of $60.8 million at $0.46 per share versus $57.2 million at $0.43 per share
Results and activities in the third quarter evidence the consistent execution of our two-pronged strategy to generate durable growth. We continue to enhance our core through expansion of our aggregates gross profit per ton, which increased 9% in the third quarter. In addition, our industry-leading cash gross profit per ton increased 10% in the third quarter and has grown by double-digits for eight consecutive quarters. We also recently announced the acquisition of Wake Stone Corporation, a leading pure-play aggregates producer, that will expand our reach in high-growth geographies in the Carolinas. Our Vulcan Way of Selling and Vulcan Way of Operating disciplines remain fundamental to compounding profitability across our franchise and successfully integrating new operations.
Capital expenditures, including maintenance and growth projects, were $104.3 million in the third quarter and $402.2 million on a year-to-date basis. During 2024, we expect to spend between $625 million and $650 million on maintenance and growth projects. During the quarter, we returned $60.8 million to shareholders through dividends, a 6% increase versus the prior year.
Interest expense, net of interest income, was $38.4 million in the third quarter compared with $46.6 million in the prior year.
We remain well positioned for continued growth with a strong liquidity position and balance sheet profile. As of September 30, 2024, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 1.7 times, below our stated long-term target leverage range of 2.0 to 2.5 times. On a trailing twelve months basis, return on invested capital improved 70 basis points over the prior year to 16.1%.
The acquisition of Wake Stone Corporation is consistent with our disciplined capital allocation priorities and aggregates-led strategy of continuing to expand our reach to better serve more high-growth regions in the United States, most notably with this transaction in Raleigh, North Carolina. The acquisition is expected to provide more than 60 years of quality hard rock reserves. We expect to close the transaction during the fourth quarter of this year, subject to the satisfaction of customary closing conditions.
OUTLOOK
While significant weather disruptions have impacted construction activity through the first nine months of the year, overall demand fundamentals continue to underpin long-term growth. The pricing environment remains positive, and we continue to execute well. Given the decline in shipments to date and continued weather events so far in the fourth quarter, we now expect full-year Adjusted EBITDA of approximately $2,000 million.
As we look to 2025, we expect aggregates price to improve high-single digits, costs to benefit from moderating inflation and our Vulcan Way of Operating discipline, and most importantly cash gross profit per ton to continue expanding at double-digit levels. A demand backdrop underpinned by growth in public construction activity and an improving private demand environment should lead to volume growth in 2025. Our steadfast focus to execute at the highest level – both commercially and operationally – positions us well to capitalize on improving volume and grow earnings.

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per share and per unit data	2024	2023	2024	2023
Total revenues	$2,003.9	$2,185.8	$5,564.0	$5,947.6
Cost of revenues	(1,438.7)	(1,594.8)	(4,101.6)	(4,471.3)
Gross profit	565.2	591.0	1,462.4	1,476.3
Gross profit margin	28.2%	27.0%	26.3%	24.8%
Selling, administrative and general expenses	(129.1)	(143.9)	(393.0)	(400.4)
SAG as a percentage of total revenues	6.4%	6.6%	7.1%	6.7%
Gain on sale of property, plant & equipment and businesses	0.2	4.3	4.6	22.8
Loss on impairments	(86.6)	(28.3)	(86.6)	(28.3)
Operating earnings	337.1	418.9	963.5	1,057.3
Interest expense, net	(38.4)	(46.6)	(117.7)	(142.2)
Earnings from continuing operations before income taxes	294.9	365.9	833.1	909.8
Income tax expense	(85.2)	(85.8)	(208.5)	(194.4)
Effective tax rate from continuing operations	28.9%	23.4%	25.0%	21.4%
Earnings from continuing operations	209.7	280.1	624.6	715.4
Loss on discontinued operations, net of tax	(1.3)	(2.8)	(5.0)	(8.6)
Earnings attributable to noncontrolling interest	(0.8)	(0.8)	(1.4)	(1.0)
Net earnings attributable to Vulcan	$207.6	$276.5	$618.2	$705.8
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$1.57	$2.09	$4.68	$5.34
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.06)
Net earnings	$1.56	$2.07	$4.65	$5.28
EBITDA [1]	$491.3	$569.0	$1,411.0	$1,503.8
Adjusted EBITDA [1]	$580.6	$602.2	$1,507.1	$1,535.1
Average Sales Price and Unit Shipments
Aggregates
Tons	57.7	64.0	166.0	179.2
Freight-adjusted sales price	$21.27	$19.31	$20.98	$18.92
Asphalt Mix
Tons	4.1	4.0	10.2	10.1
Average sales price	$80.88	$76.22	$79.42	$75.37
Ready-mixed concrete
Cubic yards	0.9	2.1	2.7	6.0
Average sales price	$185.61	$169.98	$182.88	$165.27
1Non-GAAP measures are defined and reconciled within this Item 2 under the caption Reconciliation of Non-GAAP Financial Measures.

THIRD QUARTER 2024 COMPARED TO THIRD QUARTER 2023
Third quarter 2024 total revenues were $2,003.9 million, down 8% from the third quarter of 2023. Shipments decreased in aggregates (-10%), decreased in ready-mixed concrete (-56%) and increased in asphalt mix (+1%). Gross profit decreased in the Aggregates segment (-$10.6 million or 2%) and increased in the Asphalt segment (+$4.3 million or 8%). Concrete segment gross profit decreased by $19.5 million (-75%) in part as a result of the divestiture of our operations in Texas in November 2023 (see Note 16 to the condensed consolidated financial statements).
Net earnings attributable to Vulcan for the third quarter of 2024 were $207.6 million, or $1.56 per diluted share, compared to $276.5 million, or $2.07 per diluted share, in the third quarter of 2023. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the third quarter of 2024 include:
▪pretax charges of $86.6 million associated with a goodwill impairment
▪pretax charges of $0.8 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $1.8 million
▪$1.9 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the third quarter of 2023 include:
▪pretax charges of $28.3 million associated with long-lived asset impairments
▪pretax charges of $1.2 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $3.8 million
▪$5.0 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $2.22 per diluted share for the third quarter of 2024 compared to $2.29 per diluted share for the third quarter of 2023.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the third quarter of 2024 versus the third quarter of 2023 are summarized below:

in millions
Third quarter 2023	$365.9
Lower aggregates gross profit	(10.6)
Higher asphalt gross profit	4.3
Lower concrete gross profit	(19.5)
Lower selling, administrative and general expenses	14.8
Lower gain on sale of property, plant & equipment and businesses	(4.1)
Higher impairment charges	(58.3)
Lower interest expense, net	8.2
All other	(5.8)
Third quarter 2024	$294.9
Third quarter Aggregates segment gross profit decreased 2% to $498.5 million (increased 9% to $8.63 on a per ton basis), and gross profit margin expanded 40 basis points. Cash gross profit per ton increased 10% to $10.89 per ton, despite lower shipments and harsh weather conditions throughout the quarter. Improvements in unit profitability were widespread across our footprint.
Aggregates shipments decreased 10% compared to the prior year. Shipments across the Southeast were impacted by significant rainfall in July, followed by numerous hurricanes and severe storms in August and September. The prior year's third quarter included fewer severe weather events.
The pricing environment remained positive across our footprint. Freight-adjusted selling prices increased 10.2%, as compared to the prior year. Freight-adjusted unit cash cost of sales was negatively impacted by lower volume and challenging, weather-affected operating conditions; freight-adjusted cash cost of sales dollars remained flat compared to the prior year.
Overall, non-aggregates segments gross profit of $66.7 million was $15.2 million lower than the prior year’s third quarter.
Asphalt segment gross profit of $60.2 million was up $4.3 million from the prior year’s third quarter, and cash gross profit of $72.2 million was a 12% improvement over the prior year. Asphalt mix shipments increased 1%, and pricing increased 6.1%.
Concrete segment gross profit of $6.5 million was down $19.5 million from the prior year's third quarter, and cash gross profit of $17.4 million was a 63% decrease from the prior year. The prior year's third quarter included results from the previously divested operations in Texas which accounted for the majority of the year-over-year decline in cash gross profit.
SAG expense was $129.1 million for the third quarter compared to $143.9 million in the prior year. As a percent of total revenues, SAG expense was 6.4% in the third quarter, a 20 basis point improvement compared to the prior year.
Gain on sale of property, plant & equipment and businesses was $0.2 million in the third quarter of 2024 compared to $4.3 million in the third quarter of 2023.

During the third quarter of 2024, we recorded an $86.6 million pretax goodwill impairment charge related to a reporting unit that includes concrete operations acquired from U.S. Concrete in 2021 ($84.2 million after tax). During the third quarter of 2023, our concrete assets in Texas were classified as held for sale, resulting in a pretax long-lived asset impairment charge of $28.3 million ($21.1 million after tax).
Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $12.6 million of expense for the third quarter of 2024 compared to $4.2 million of expense in the third quarter of 2023.
Other nonoperating income (expense), net was $3.8 million of expense for the third quarter of 2024 compared to $6.4 million of expense in the third quarter of 2023.
Net interest expense was $38.4 million in the third quarter of 2024 compared to $46.6 million in the third quarter of 2023.
Income tax expense from continuing operations was $85.2 million in the third quarter of 2024 compared to $85.8 million in the third quarter of 2023. The tax expense is comparable to the amount recorded in the third quarter of 2023, as the reduction in pretax earnings in the third quarter of 2024 was primarily due to a goodwill impairment, the majority of which was non-tax deductible.
Earnings attributable to Vulcan from continuing operations were $1.57 per diluted share in the third quarter of 2024 compared to $2.09 per diluted share in the third quarter of 2023.
DISCONTINUED OPERATIONS — Third quarter pretax loss from discontinued operations was $1.8 million in 2024 compared with a pretax loss of $3.8 million in 2023. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

YEAR-TO-DATE SEPTEMBER 30, 2024 COMPARED TO YEAR-TO-DATE SEPTEMBER 30, 2023
Total revenues for the first nine months of 2024 were $5,564.0 million, down 6% from the first nine months of 2023. Shipments decreased in aggregates (-7%), decreased in ready-mixed concrete (-55%) and increased in asphalt mix (+1%). Gross profit increased in the Aggregates (+$18.0 million or 1%) and Asphalt (+$10.6 million or 9%) segments. Concrete segment gross profit decreased by $42.5 million (-84%) in part as a result of the divestiture of our operations in Texas in November 2023 (see Note 16 to the condensed consolidated financial statements).
Net earnings attributable to Vulcan for the first nine months of 2024 were $618.2 million, or $4.65 per diluted share, compared to $705.8 million, or $5.28 per diluted share, in the first nine months of 2023. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the first nine months of 2024 include:
▪pretax charges of $86.6 million associated with a goodwill impairment
▪pretax charges of $1.0 million associated with divested operations
▪pretax charges of $1.8 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $6.8 million
▪$4.5 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first nine months of 2023 include:
▪pretax net gain of $15.2 million related to the sale of real estate in Illinois
▪pretax charges of $28.3 million associated with long-lived asset impairments
▪pretax charges of $4.7 million associated with divested operations
▪pretax charges of $2.0 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $11.7 million
▪$11.2 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $5.37 per diluted share for the first nine months of 2024 compared to $5.54 per diluted share for the first nine months of 2023.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2024 versus year-to-date September 30, 2023 are summarized below:

in millions
Year-to-date September 30, 2023	$909.8
Higher aggregates gross profit	18.0
Higher asphalt gross profit	10.6
Lower concrete gross profit	(42.5)
Lower selling, administrative and general expenses	7.4
Lower gain on sale of property, plant & equipment and businesses	(18.2)
Higher impairment charges	(58.3)
Lower interest expense, net	24.5
All other	(18.2)
Year-to-date September 30, 2024	$833.1
Aggregates segment sales for the first nine months of 2024 were $4,477.3 million (down 1%), and shipments decreased 7%, or 13.2 million tons, compared to the prior year. Aggregates segment gross profit was $1,330.3 million ($8.01 per ton) in the first nine months of 2024 versus $1,312.3 million ($7.32 per ton) in the prior year. On a year-to-date basis, cash gross profit per ton increased 11% to $10.31 per ton.
Freight-adjusted selling prices increased 10.9% as compared to the prior year. Freight-adjusted unit cost of sales for the first nine months of 2024 increased 12%, or $1.37 per ton, versus the prior year.
Asphalt segment gross profit of $123.9 million was up $10.6 million from the first nine months of 2023, and cash gross profit of $155.8 million was an 11% improvement over the prior year. Asphalt mix shipments increased 1%, and average unit selling prices increased 5.4%, or $4.05 per ton.
Concrete segment gross profit of $8.2 million was down $42.5 million from the first nine months of 2023, and cash gross profit of $43.1 million was a 61% decrease from the prior year. The prior year included results from our previously divested operations in Texas.
SAG expenses were $393.0 million (7.1% of total revenues) versus $400.4 million (6.7% of total revenues) in the prior year’s first nine months.

Gain on sale of property, plant & equipment and businesses was $4.6 million in the first nine months of 2024 versus $22.8 million in the first nine months of 2023. The 2023 amount includes a net pretax gain of $15.2 million from the sale of real estate associated with a former recycled concrete facility in Illinois.
For the nine months ended September 30, 2024, we recorded an $86.6 million pretax goodwill impairment charge related to a reporting unit that includes concrete operations acquired from U.S. Concrete in 2021 ($84.2 million after tax). For the nine months ended September 30, 2023, we recognized a pretax long-lived asset impairment charge of $28.3 million ($21.1 million after tax) related to the fourth quarter divestiture of our concrete assets in Texas.
Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $23.9 million of expense for the first nine months of 2024 compared to $13.1 million of expense in the first nine months of 2023.
Other nonoperating income (expense), net was $12.7 million of expense for the first nine months of 2024 compared to $5.3 million of expense in the first nine months of 2023.
Net interest expense was $117.7 million in the first nine months of 2024 compared to $142.2 million in the first nine months of 2023. The decrease in interest expense reflects the first quarter 2024 redemption of $550.0 million senior notes due 2026.
Income tax expense from continuing operations was $208.5 million in the first nine months of 2024 compared to $194.4 million in the first nine months of 2023. The increase in tax expense was primarily due to a goodwill impairment recorded in the third quarter of 2024, the majority of which was non-tax deductible, and a discrete benefit recognized in the first nine months of 2023 related to a 2022 business disposition, partially offset by lower pretax earnings.
Earnings attributable to Vulcan from continuing operations were $4.68 per diluted share in the first nine months of 2024 compared to $5.34 per diluted share in the first nine months of 2023.
DISCONTINUED OPERATIONS — First nine months pretax loss from discontinued operations was $6.8 million in 2024 compared with $11.7 million in 2023. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
KNOWN TRENDS OR UNCERTAINTIES
Inflationary pressures and labor constraints can be factors that impact our operations. Although inflationary pressures can create short-term to medium-term headwinds, the combination of inflation and visibility of demand may create a favorable environment for price increases. Additionally, labor constraints can cause delays and inefficiencies in our operations as well as those of our customers. If labor constraints continue, our operations may proceed at a slower pace, which may effectively extend the recovery while allowing us the opportunity to compound price, control costs and grow earnings.
Further, the Mexican government has taken actions adverse to our property and operations in Mexico. On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to Calica and began a proceeding that could result in the revocation of that permit. In September 2024, the Mexican government ordered the closure of Calica's already-suspended quarrying activities and the shutdown of certain activities at Calica's Punta Venado port facilities. On September 23, 2024, the President of Mexico signed a presidential decree declaring the entirety of Calica's properties as a "Natural Protected Area" (the "ANP Decree"). Among other provisions, the ANP Decree prohibits Calica from extracting petrous or construction materials from its properties. We strongly believe that the actions taken by Mexico are arbitrary and illegal, and we intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law. For additional information regarding our Calica operations, see the NAFTA Arbitration section in Note 8 to the condensed consolidated financial statements.

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

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per ton data	2024	2023	2024	2023
Aggregates segment
Segment sales	$1,572.4	$1,628.4	$4,477.3	$4,505.9
Freight & delivery revenues [1]	(320.5)	(366.3)	(922.4)	(1,040.8)
Other revenues	(23.9)	(26.4)	(72.9)	(74.4)
Freight-adjusted revenues	$1,228.0	$1,235.7	$3,482.0	$3,390.7
Unit shipments - tons	57.7	64.0	166.0	179.2
Freight-adjusted sales price	$21.27	$19.31	$20.98	$18.92
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

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per unit data	2024	2023	2024	2023
Aggregates segment
Gross profit	$498.5	$509.1	$1,330.3	$1,312.3
Depreciation, depletion, accretion and amortization	130.3	125.6	381.8	357.6
Cash gross profit	$628.8	$634.7	$1,712.1	$1,669.9
Unit shipments - tons	57.7	64.0	166.0	179.2
Gross profit per ton	$8.63	$7.95	$8.01	$7.32
Freight-adjusted sales price	$21.27	$19.31	$20.98	$18.92
Cash gross profit per ton	10.89	9.92	10.31	9.32
Freight-adjusted cash cost of sales per ton	$10.38	$9.39	$10.67	$9.60
Asphalt segment
Gross profit	$60.2	$55.9	$123.9	$113.3
Depreciation, depletion, accretion and amortization	12.0	8.8	31.9	26.7
Cash gross profit	$72.2	$64.7	$155.8	$140.0
Unit shipments - tons	4.1	4.0	10.2	10.1
Gross profit per ton	$14.85	$13.92	$12.17	$11.26
Average sales price	$80.88	$76.22	$79.42	$75.37
Cash gross profit per ton	17.82	16.11	15.30	13.90
Cash cost of sales per ton	$63.06	$60.11	$64.12	$61.47
Concrete segment
Gross profit	$6.5	$26.0	$8.2	$50.7
Depreciation, depletion, accretion and amortization	10.9	20.5	34.9	60.4
Cash gross profit	$17.4	$46.5	$43.1	$111.1
Unit shipments - cubic yards	0.9	2.1	2.7	6.0
Gross profit per cubic yard	$7.04	$12.16	$3.07	$8.46
Average sales price	$185.61	$169.98	$182.88	$165.27
Cash gross profit per cubic yard	18.52	21.74	16.12	18.54
Cash cost of sales per cubic yard	$167.09	$148.24	$166.76	$146.73

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

	Three Months Ended September 30		Nine Months Ended September 30		Trailing-Twelve Months September 30
in millions	2024	2023	2024	2023	2024	2023
Net earnings attributable to Vulcan	$207.6	$276.5	$618.2	$705.8	$845.6	$825.1
Income tax expense, including discontinued operations	84.7	84.8	206.7	191.3	311.0	218.8
Interest expense, net of interest income	38.4	46.6	117.7	142.2	155.1	189.8
Depreciation, depletion, accretion and amortization	160.7	161.1	468.4	464.4	620.9	616.9
EBITDA	$491.3	$569.0	$1,411.0	$1,503.8	$1,932.6	$1,850.7
Loss on discontinued operations	$1.8	$3.8	$6.8	$11.7	$9.8	$15.1
(Gain) loss on sale of real estate and businesses, net	0.0	0.0	0.0	(15.2)	(51.9)	2.2
Loss on impairments	86.6	28.3	86.6	28.3	86.6	28.3
Charges associated with divested operations	0.0	0.0	1.0	4.7	4.2	7.4
Acquisition related charges [1]	0.8	1.2	1.8	2.0	1.9	6.1
Adjusted EBITDA	$580.6	$602.2	$1,507.1	$1,535.1	$1,983.3	$1,909.8
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

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$1.56	$2.07	$4.65	$5.28
Items included in Adjusted EBITDA above, net of tax	0.65	0.18	0.69	$0.17
NOL carryforward valuation allowance	0.01	0.04	0.03	0.09
Adjusted diluted EPS attributable to Vulcan from continuing operations	$2.22	$2.29	$5.37	$5.54

NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	September 30
in millions	2024	2023
Current maturities of long-term debt	$0.5	$0.5
Long-term debt	3,329.2	3,874.3
Total debt	$3,329.7	$3,874.8
Cash and cash equivalents and restricted cash	(434.3)	(345.0)
Net debt	$2,895.4	$3,529.8
Trailing-Twelve Months (TTM) Adjusted EBITDA	$1,983.3	$1,909.8
Total Debt to TTM Adjusted EBITDA	1.7x	2.0x
Net Debt to TTM Adjusted EBITDA	1.5x	1.8x
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

	Trailing-Twelve Months
in millions	September 30 2024	September 30 2023
Adjusted EBITDA	$1,983.3	$1,909.8
Average invested capital
Property, plant & equipment, net	$6,273.7	$6,059.8
Goodwill	3,516.4	3,661.0
Other intangible assets	1,457.9	1,642.9
Fixed and intangible assets	$11,248.0	$11,363.7
Current assets	$2,264.6	$2,154.6
Cash and cash equivalents	(428.0)	(192.3)
Current tax	(36.4)	(41.7)
Adjusted current assets	1,800.2	1,920.6
Current liabilities	(785.8)	(946.7)
Current maturities of long-term debt	0.5	0.5
Short-term debt	19.0	82.4
Adjusted current liabilities	(766.3)	(863.8)
Adjusted net working capital	$1,033.9	$1,056.8
Average invested capital	$12,281.9	$12,420.5
Return on invested capital	16.1%	15.4%

2024 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2024 Projected Mid-Point
Net earnings attributable to Vulcan	$845
Income tax expense, including discontinued operations	274
Interest expense, net of interest income	155
Depreciation, depletion, accretion and amortization	630
Projected EBITDA	$1,904
Items included in YTD Adjusted EBITDA	96
Projected Adjusted EBITDA	$2,000
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
LIQUIDITY AND FINANCIAL RESOURCES
Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2024 including:
▪contractual obligations
▪capital expenditures
▪debt service obligations
▪dividend payments
▪potential acquisitions (including the proposed acquisition of Wake Stone Corporation)
▪potential share repurchases
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

CASH
Included in our September 30, 2024 cash and cash equivalents and restricted cash balances of $434.3 million is $1.1 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the section Restricted Cash.
CASH FROM OPERATING ACTIVITIES

	Nine Months Ended September 30
in millions	2024	2023
Net earnings	$619.6	$706.8
Depreciation, depletion, accretion and amortization	468.4	464.4
Loss on impairments	86.6	28.3
Noncash operating lease expense	38.6	40.7
Net gain on sale of property, plant & equipment and businesses	(4.6)	(22.8)
Deferred income taxes, net	(30.3)	(6.0)
Other operating cash flows, net [1]	(208.8)	(156.2)
Net cash provided by operating activities	$969.5	$1,055.2
1Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $969.5 million during the nine months ended September 30, 2024, an $85.7 million decrease compared to the same period of 2023. The decrease was primarily attributable to changes in working capital balances.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 43.3 days at September 30, 2024 compared to 45.3 days at September 30, 2023. Additionally, our over 90 day receivables balance was $26.3 million at September 30, 2024, a decrease of $1.8 million from the $28.1 million balance at September 30, 2023. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
CASH FROM INVESTING ACTIVITIES
Net cash used for investing activities was $641.8 million during the first nine months of 2024, a $132.6 million increase compared to the same period of 2023. During the first nine months of 2024, we acquired businesses for $206.4 million of cash consideration whereas there were no business acquisitions in 2023 (see Note 16 to the condensed consolidated financial statements). Additionally, the first nine months of 2023 includes the collection of a $130.0 million note receivable related to the 2022 sale of concrete operations in New Jersey, New York and Pennsylvania. Partially offsetting these net increases to cash used for investing activities, during the first nine months of 2024, we invested $441.0 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $666.3 million in the prior year period. This $441.0 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities.
CASH FROM FINANCING ACTIVITIES
Net cash used for financing activities was $842.6 million during the first nine months of 2024, a $480.1 million increase compared to cash used of $362.5 million in the same period of 2023. The current year includes cash paid to redeem the $550.0 million senior notes due 2026 whereas the prior year includes a $100.0 million net payment on our line of credit. Additionally, we returned $252.4 million to shareholders (a $30.9 million increase over the prior year) through $183.6 million of dividends ($1.38 per share compared to $1.29 per share) and $68.8 million of common stock repurchases (270,142 shares repurchased at $254.71 average price per share in 2024 compared to 241,363 shares repurchased at $206.82 average price per share in 2023).

DEBT
Certain debt measures are presented below:

in millions	September 30 2024	December 31, 2023	September 30 2023
Debt
Current maturities of long-term debt	$0.5	$0.5	$0.5
Long-term debt	3,329.2	3,877.3	3,874.3
Total debt	$3,329.7	$3,877.8	$3,874.8
Capital
Total debt	$3,329.7	$3,877.8	$3,874.8
Total equity	7,893.1	7,507.9	7,465.2
Total capital	$11,222.8	$11,385.7	$11,340.0
Total Debt as a Percentage of Total Capital	29.7%	34.1%	34.2%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	5.02%	5.64%	5.58%
Term debt	4.63%	4.82%	4.82%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	83.8%	72.1%	72.1%
Floating-rate debt	16.2%	27.9%	27.9%
1Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At September 30, 2024, total debt to trailing-twelve months Adjusted EBITDA was 1.7 times (1.5 times on a net debt basis reflecting $434.3 million of cash on hand). Our weighted-average debt maturity was 10.4 years, and our total weighted-average effective interest rate was 4.70%.
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
In 2022, we established a $1,600.0 million commercial paper program through which we borrowed $550.0 million that was used to partially repay the delayed draw term loan. As of September 30, 2024, we had $550.0 million in long-term commercial paper borrowings. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors.
Our $1,600.0 million unsecured line of credit matures in August 2027 and contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2024, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of September 30, 2024, our available borrowing capacity under the line of credit was $1,504.8 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$95.2 million was used to support standby letters of credit
TERM DEBT
All of our $3,391.1 million (face value) of term debt (which includes $550.0 million of commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of September 30, 2024, we were in compliance with all term debt covenants.
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

CURRENT MATURITIES OF LONG-TERM DEBT
The $0.5 million of current maturities of long-term debt as of September 30, 2024 is due as follows:

in millions	Current Maturities
Fourth quarter 2024	$0.0
First quarter 2025	0.5
Second quarter 2025	0.0
Third quarter 2025	0.0
The above table excludes $400.0 million of notes due April 2025 as we have the intent and ability to refinance these notes on a long-term basis.
DEBT RATINGS
Our debt ratings and outlooks as of September 30, 2024 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Positive
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	September 30 2024	December 31, 2023	September 30 2023
Common stock shares at January 1, issued and outstanding	132.1	132.9	132.9
Common stock issued for share-based compensation plans	0.3	0.2	0.2
Common stock purchased and retired	(0.3)	(1.0)	(0.2)
Common stock shares at end of period, issued and outstanding	132.1	132.1	132.9
As of September 30, 2024, there were 6,817,118 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average price	September 30 2024	December 31, 2023	September 30 2023
Number of shares purchased and retired	0.3	1.0	0.2
Total purchase price	$68.8	$200.0	$49.9
Average price per share	$254.71	$204.52	$206.82
There were no shares held in treasury as of September 30, 2024, December 31, 2023 and September 30, 2023.

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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2024.
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
▪volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
▪the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
▪our ability to secure and permit aggregates reserves in strategically located areas
▪our ability to manage and successfully integrate acquisitions
▪our proposed acquisition of Wake Stone Corporation, including:
▪our ability to complete the transaction on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary approvals and the satisfaction of other closing conditions to consummate the proposed transaction
▪the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive merger agreement relating to the proposed transaction
▪failure to realize the expected benefits of the proposed transaction
▪significant transaction costs and/or unknown or inestimable liabilities
▪the risk that Wake Stone Corporation’s business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected
▪risks related to future opportunities and plans for the combined company
▪disruption from the proposed transaction, making it more difficult to conduct business as usual or maintain relationships with customers, employees or suppliers
▪the possibility that, if Vulcan does not achieve the perceived benefits of the proposed transaction as rapidly or to the extent anticipated by financial analysts or investors, the market price of Vulcan’s common stock could decline
▪the effect of changes in tax laws, guidance and interpretations
▪significant downturn in the construction industry may result in the impairment of goodwill or long-lived assets
▪changes in technologies, which could disrupt the way we do business and how our products are distributed
▪the risks of open pit and underground mining
▪expectations relating to environmental, social and governance considerations
▪claims that our products do not meet regulatory requirements or contractual specifications
▪other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the SEC
All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.

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
At September 30, 2024, the estimated fair value of our long-term debt including current maturities was $3,287.4 million compared to a face value of $3,391.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $0.2 million.
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

ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
We completed the implementation of our quote to invoice system for our aggregates and asphalt operations in the third quarter of 2024.
No other changes were made during the third quarter of 2024 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

PART II OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A
RISK FACTORS
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of our equity securities during the quarter ended September 30, 2024 are summarized below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]
2024
July 1 - July 31	0	$0.00	0	6,817,118
August 1 - August 31	0	$0.00	0	6,817,118
September 1 - September 30	0	$0.00	0	6,817,118
Total	0	$0.00	0
1In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2024, there were 6,817,118 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
We did not have any unregistered sales of equity securities during the third quarter of 2024.

ITEM 4
MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 5
OTHER INFORMATION
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended September 30, 2024, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in iXBRL (contained in Exhibit 101).
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date	October 30, 2024	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date	October 30, 2024	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)