Form 10-K
period 2024-12-31
Vulcan Materials CO
filed 2025-02-20
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates amounted to $32,788,771,088 as of June 30, 2024.
There were 132,109,660 shares of common stock, $1.00 par value, outstanding as of February 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 9, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2024
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

Part I	1

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

ITEM 1
BUSINESS
Vulcan Materials Company operates primarily in the U.S. and is the nation’s largest supplier of construction aggregates (primarily crushed stone, sand and gravel) and a major producer of aggregates-intensive downstream products such as asphalt mix and ready-mixed concrete. We provide the basic materials for the infrastructure needed to maintain and expand the U.S. economy. Delivered by trucks, ships, barges and trains, our products are the indispensable materials building homes, offices, places of worship, schools, hospitals and factories, as well as vital infrastructure including highways, bridges, roads, ports and harbors, water systems, campuses, dams, airports and rail networks. As of December 31, 2024, we had 423 active aggregates facilities as shown below.

Vulcan's 423 Active Aggregates Facilities as of December 31, 2024
Region of U.S. with little or no indigenous stone deposits
Vulcan's 23 Served States (plus D.C.)
Canada
Bahamas
U.S.V.I.
Mexico
Honduras

Production and sales are currently halted at our Calica operations in Mexico. For additional information, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”
Additionally, we further serve our customers through our 70 asphalt facilities and 74 concrete facilities located in Alabama, Arizona, California, Maryland, New Mexico, Tennessee, Texas, Virginia, the U.S. Virgin Islands and Washington D.C.
Our top ten revenue producing states accounted for 89% of our 2024 revenues while our top five accounted for 63%.

VULCAN’S TOP TEN REVENUE PRODUCING STATES IN 2024
1.California	6.Florida
2.Texas	7.Arizona
3.Georgia	8.South Carolina
4.Tennessee	9.North Carolina
5.Virginia	10.Alabama

Part I	3

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
1.AGGREGATES FOCUS
Aggregates are an essential product with high barriers to entry, limited substitutes and very favorable pricing characteristics. Vulcan is uniquely positioned as the largest aggregates supplier in the U.S. and the most aggregates-focused public company.
Given our focus on aggregates, we:
▪TAKE ADVANTAGE OF SIZE AND SCALE: While certain aspects of each aggregates operation are unique, such as its location within a local market and its particular geological characteristics, every operation uses a similar group of assets to produce saleable aggregates and provide customer service. Our 423 active aggregates facilities as of December 31, 2024 provide opportunities to share and scale best practices across our operations and to procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to leverage our size for administrative support, customer service, accounting, procurement, technical support and engineering.
▪BUILD AND HOLD SUBSTANTIAL RESERVES: Our reserves are critical to our long-term success. We currently have 16.5 billion tons of proven and probable aggregates reserves. They are strategically located to economically serve high-growth areas in the United States that are expected to require large amounts of aggregates to meet future construction demand. Moreover, there are significant barriers to entry in many metropolitan markets due to stringent zoning and permitting regulations. These restrictions curtail expansion in certain areas, but they also increase the value of our reserves at existing locations.
While aggregates are the core of our business, complementary aggregates-intensive asphalt and concrete products in select markets support our aggregates-driven returns throughout the cycle.

Part I	4

Demand for our products is dependent on construction activity and correlates positively with changes in population, employment and household formations. As such, we have pursued a strategy to increase our presence in U.S. metropolitan areas that are expected to grow the most rapidly and to divest assets that are no longer considered part of our long-term growth strategy. During the next decade (2024 - 2034), Woods & Poole Economics projects that 76% of the U.S. population growth, 75% of new jobs and 74% of household formations will occur in Vulcan-served states. Our coast-to-coast footprint serves 35 of the top 50 highest-growth metropolitan statistical areas in 23 states plus Washington D.C. The close proximity of our aggregates reserves and our production facilities to this projected population growth creates many opportunities to invest capital in high-return projects.
Projected Demographic Growth, 2024 to 2034
in millions
Source: Woods & Poole Economics, Complete Economic and Demographic Data Source (CEDDS) 2024
2.DURABLE GROWTH
Our durable growth comes from organic growth in our existing business as well as inorganic growth through mergers and acquisitions supplemented with greenfield developments. Together, this three-pronged approach enables us to enhance our core and expand our reach. The result is an ability to grow our aggregates unit profitability throughout the cycle.
ENHANCING OUR CORE: We drive organic growth and differentiate ourselves from other aggregates producers through our strategic disciplines, the Vulcan Way of Selling (Commercial Excellence & Logistics Innovation) and the Vulcan Way of Operating (Operational Excellence & Strategic Sourcing). The Vulcan Way of Selling uses technology, innovation and analytics to win work and capture value. Custom, proprietary technology gives us real-time, forward-looking insight into all our end markets. Coaching and development of our people, along with clear performance metrics and accountability, drive sales execution. The Vulcan Way of Operating is the combination of tools, processes and approaches used by our teams to drive value in our operations every day. By focusing on consistent execution, production efficiency and controlling costs, we provide the highest quality material and the best service to our customers. Expanding on these strategic disciplines:
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
As a result of these strategic disciplines, from 2022 to 2024, aggregates gross profit per ton has increased from $5.96 to $8.26 (an increase of 39%), and aggregates cash gross profit per ton has increased from $7.83 to $10.61 (an increase of 36%). Aggregates cash gross profit per ton is a Non-GAAP financial measure. Non-GAAP financial measures are defined and reconciled within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Reconciliation of Non-GAAP Financial Measures.”

Part I	5

EXPANDING OUR REACH: We also drive growth by expanding our reach through mergers and acquisitions and by pursuing greenfield development in anticipation of future growth. Our disciplined approach focuses on aggregates, aims to achieve a number one or number two position in the fastest growing markets in the United States and strategically pursues downstream asphalt and concrete businesses complementary to our aggregates position in select markets.
Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. In 1999, we acquired CalMat Co., thereby expanding our aggregates operations into California and Arizona and making us one of the nation’s leading producers of asphalt mix. In 2007, we acquired Florida Rock Industries, Inc., expanding our aggregates business in Florida and our aggregates and ready-mixed concrete businesses in other Mid-Atlantic and Southeastern states. In 2017, we acquired Aggregates USA, greatly expanding our ability to serve customers in Florida, Georgia and South Carolina. In 2021, we acquired U.S. Concrete, enhancing and expanding our aggregates-led business in attractive growing metropolitan areas. In 2024, we acquired Wake Stone Corporation (Wake Stone), which expanded our reach in high-growth geographies in the Carolinas, and Superior Ready Mix, L.P. (Superior), which solidified our position as the leading aggregates producer in Southern California. During the last 10 years, we have completed almost 40 acquisitions, including more than 75 aggregates quarries and sales yards in our top 10 revenue states.
While an aggregates-focused business, we selectively make investments in downstream asphalt and concrete products that drive local market profitability. Our downstream businesses use internally produced aggregates almost exclusively when available in the market from a Vulcan aggregates operation. Over the past ten years, we entered the asphalt markets in Tennessee and Alabama and also expanded our asphalt operations and services in Texas through acquisitions. Through our 2021 acquisition of U.S. Concrete, we entered the New Jersey, New York, Pennsylvania and U.S. Virgin Islands concrete markets and expanded our California, Texas and Washington D.C. concrete markets. To optimize our asset portfolio consistent with our aggregates-focused business model, we subsequently exited the New Jersey, New York and Pennsylvania concrete markets in 2022 and exited the Texas concrete market in 2023.
Additionally, throughout our history, we have completed many bolt-on aggregates and downstream acquisitions that have contributed significantly to our growth. In 2024, we completed two bolt-on acquisitions in Alabama and Texas, strengthening our position in two of our top 10 revenue states. From 2022 to 2024, we invested $2,890.8 million in acquisitions as outlined in Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
Our annual Return on Invested Capital (ROIC) decreased 0.1 percentage points (10 basis points) in 2024. Adjusted EBITDA increased 2% in 2024 and invested capital increased by 3%, primarily as a result of the fourth quarter acquisitions of Wake Stone and Superior.
1ROIC and Adjusted EBITDA are Non-GAAP financial measures. Non-GAAP financial measures are defined and reconciled within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Reconciliation of Non-GAAP Financial Measures.”
3.LAND MANAGEMENT
With approximately 310,000 acres in our land portfolio, a long-term holistic approach to preserving land and water is integral to sustaining our success. From pre-mining to mining to reclamation, we are actively managing the entire life cycle of our land to create maximum value for the business, our shareholders and our communities.
We are putting land to use before we mine by creating opportunities such as agricultural use and timber development. After mining, our land and water assets will be converted to other valuable uses including drinking water reservoirs, aquifer recharge basins, public parks, habitat mitigation banks, wetlands, productive farmland and residential and commercial developments. In 2024, we sold real estate associated with a former sales yard in Virginia for net proceeds of $37.6 million resulting in a pretax gain of $36.7 million. In 2023, we sold excess real estate in Virginia for net proceeds of $66.1 million resulting in a pretax gain of $65.7 million and real estate associated with a former recycled concrete facility in Illinois for net proceeds of $16.5 million resulting in a pretax gain of $15.2 million. In 2022, we sold excess real estate in Southern California for net proceeds of $23.6 million resulting in a pretax gain of $23.5 million.

Part I	6

Because of the evolving needs of our communities, we listen to and collaborate with our neighbors to prepare the land for its highest and best use. Many of our operations not only meet regulatory requirements for reclamation planning at the end of a quarry’s life but they also use a proactive approach to conservation and engagement while the quarries are in operation. For example, we originally purchased land in Polk County, Florida with the intention of building a quarry. However, after an extensive review of the environmental impacts to sensitive species, our environmental team collaborated with various governmental agencies to identify an alternative beneficial use for the land. The property became the Tiger Creek Conservation Bank and now serves as a protected habitat for endangered or sensitive species. Designation as a conservation bank allows us to generate revenue by selling mitigation credits for third party impacts to endangered or sensitive species or to utilize those credits for our impacts. Our engagement with state, regional and local governments to develop solutions like this today will benefit future generations.
4.SAFETY, HEALTH AND THE ENVIRONMENT
A strategy for sustainable, long-term value creation must include doing right by our employees, our neighbors and the environment in which we operate.
Our leadership recognized decades ago the significance and importance of leadership in the Safety, Health and Environmental areas. The Safety, Health and Environmental Affairs Committee of our Board of Directors, along with the full Board, has oversight responsibility for our safety, health and environmental programs and results. Our Safety, Health & Environmental Management Committee, made up of the senior leadership team along with other key senior personnel from cross-functional operations and staff disciplines, has the ongoing management responsibility for all of our safety, health and environmental initiatives. We are a leader in our industry in safety performance by applying the shared experiences, expertise and resources at each of our locally led sites with an emphasis on taking care of one another. In 2024, we experienced an overall Mine Safety and Health Administration (MSHA) safety performance of 1.2 injuries per 200,000 employee hours worked, which is well below the 2023 industry average of 1.8 injuries.
Our community relations programs serve our neighbors while ensuring that we grow and thrive in the communities where we operate. We leverage our charitable foundation and company funds to support food banks, healthcare services, childhood education remote learning programs and other initiatives designed to lessen the difficulties experienced in many of our communities. Our charitable foundation alone has provided over $70 million in support over the past 20 years to essential charitable, civic and educational organizations that strengthen and enrich our communities. In 2024, unprecedented extreme weather had a severe impact on our communities and operations. Most notably, Hurricane Helene caused extensive damage throughout the Southeast, impacting our teams in North Carolina, South Carolina, Tennessee and Georgia. In a time of great need, the true character and spirit of our Vulcan employees remained strong, and our teams lived out the Vulcan Way (doing the right thing, the right way, at the right time) to respond to the many challenges in the aftermath of the hurricane. Our operations have been directly involved in major restoration projects in the hardest hit areas to restore normalcy in the communities where we operate.
Our environmental stewardship commitment is designed to protect plant and animal species and habitats, as well as the air we breathe, the water we use and the planet we all share. In all parts of our company, from local operations to our corporate and regional offices to our international business and ocean-going shipping, we are focused on ensuring that our operations are efficient in ways that are economically and environmentally sustainable. As an example of our commitment to environmental stewardship, we have been a proud national partner of the Wildlife Habitat Council (WHC) since 1990 when our Sanders quarry became the first site in the U.S. to obtain certification by WHC. We currently maintain 33 WHC certified sites containing wildlife enhancement programs in addition to several other sites working towards certification. Our commitment to environmental stewardship is also demonstrated in the expansion of our renewable energy strategy. We have two additional solar projects planned in 2025, building upon the successful first year of solar facility operations at our San Emidio quarry in Bakersfield, California. We believe these projects will provide clean electricity to our operations while also benefiting the local electric grid through lessened reliance and supply of excess electricity from the facility back to the grid in peak hours. We are committed to growing our sourcing of renewable energy, reducing the carbon intensity of our products and improving energy resiliency.
In addition, the recycling of aggregates-containing construction materials including concrete and recycled asphalt pavement (RAP) is an important part of our business. The sources of these materials are highway, infrastructure and other demolition projects where concrete structures or asphalt paving is being removed. During 2024, we reused 2.1 million tons of RAP and recycled 1.7 million tons of concrete. The recycling of these aggregates-containing construction materials reduces carbon emissions that impact climate change while providing a valuable service to our customers and communities, extending the life of our aggregates reserves and helping us manage the cost of production.
For a discussion of our energy management and greenhouse gas emissions initiatives, see the Environmental Stewardship and Climate Change section later within this Item 1 under Other Business-Related Items.

Part I	7

PRODUCT LINES
Our products are used to build the roads, tunnels, bridges, railroads and airports that connect us, and to build the homes, offices, hospitals, schools, shopping centers, factories and places of worship that are essential to our lives, our communities and the economy. We have three operating (and reportable) segments (Aggregates, Asphalt and Concrete) organized around our principal product lines. As a result of a first quarter 2024 change in our internal management reporting structure, our previously reportable calcium operation is now included within our Aggregates reporting segment. This change in our reporting segments had no impact on previously reported consolidated financial results.
As of December 31, 2024, we had 423 active aggregates facilities, 70 asphalt facilities and 74 concrete facilities. Our 2024 total revenues and gross profit by segment are illustrated as follows:
2024 Total Revenues
2024 Gross Profit

■	Aggregates	■	Asphalt	■	Concrete
For actual amounts, see Note 15 “Segment Reporting” in Item 8 “Financial Statements and Supplementary Data.”
1.AGGREGATES
Our construction aggregates are used in a number of ways:
▪as a base material underneath highways, walkways, airport runways, parking lots and railroads
▪to aid in water filtration, purification and erosion control
▪as a raw material used in combination with other resources to construct many of the items we rely on to sustain our quality of life, including houses and apartments; roads, bridges and parking lots; schools and hospitals; commercial buildings and retail space; sewer systems; airports and runways; and power plants.
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
Exceptions to this typical market structure include areas along the U.S. Gulf Coast and the Eastern Seaboard where there are limited supplies of locally available, high-quality aggregates. We serve these markets from quarries that have access to cost-effective long-haul transportation, including shipping by barge, rail and our fleet of Panamax-class, self-unloading ships. Additionally, we serve markets in California and Hawaii from our quarry in British Columbia, Canada by means of a long-term marine shipping agreement with CSL Americas. Approximately 15% of our total aggregates shipments are delivered by truck to the customer after reaching a sales yard by rail or water. Less than 5% of aggregates shipments are delivered directly to the customer by rail or water.
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

Part I	8

▪HIGHLY FRAGMENTED INDUSTRY: The U.S. aggregates industry is composed of over 5,800 companies that operated approximately 11,100 facilities during 2024. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.
Through strategic acquisitions and investments, we have developed an unmatched coast-to-coast footprint of strategically located permitted reserves concentrated in and serving the nation’s key growth centers. We have approximately 25,000 customers across the markets we serve.
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
AGGREGATES MARKETS
We focus on the U.S. markets with above-average long-term expected population growth and where construction is expected to expand. We produce and sell aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services in 23 states, the U.S. Virgin Islands, Washington D.C., Freeport (Bahamas), British Columbia (Canada), Puerto Cortés (Honduras) and Quintana Roo (Mexico) — see the NAFTA Arbitration section in Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.” We serve both the public and the private sectors.
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

PUBLIC SECTOR CONSTRUCTION MARKET
Public sector construction includes spending by federal, state and local governments for highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources. In 2024, publicly funded construction accounted for approximately 40% of our total aggregates shipments.
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
In addition, we benefit from state and local transportation funding ballot measures. In 2024, voters in 12 states approved measures which will generate over $45 billion in one-time and recurring revenues for transportation investment. Major transportation funding measures in Vulcan-served areas approved in 2024 are estimated to result in over $33 billion in revenues and bond proceeds primarily dedicated to roads, streets and bridges.
▪FEDERAL HIGHWAY FUNDING: In November 2021, President Biden signed a historic, bi-partisan infrastructure bill, the Infrastructure Investment and Jobs Act (IIJA), into law. The IIJA provides the largest increase in federal highway, road and bridge funding in more than six decades with a five-year reauthorization of Federal-Aid Highway Program funding. The total Federal-Aid Highway Program obligation limitation under IIJA started at $66.9 billion in Fiscal Funding Year (FFY) 2022 and increases to $72.1 billion in FFY 2026, for a cumulative total of nearly $350 billion.
These numbers include one-time additional funding for large road and bridge projects, such as $40 billion for bridge repair, replacement and rehabilitation. Of the bridge funds, approximately $16.2 billion is earmarked for projects in Vulcan-served states. Through September 30, 2024, states have committed highway and bridge formula funds to support over 85,000 new projects.
The FFY 2024 omnibus spending package fully funded the IIJA highway investment levels for FFY 2024. The long-term nature of the highway program reauthorization in the IIJA is important. The Federal-Aid Highway Program is the largest component of the law and has provided, on average, 50% of all state capital investment in roads and bridges over the last 10 years. This multi-year authorization and the associated dedicated funding provides state departments of transportation with the ability to plan and execute long-range, complex highway projects. In states where we operate, we are well positioned to serve the large general contractors who will compete for new freight and other major capacity projects that will move forward with IIJA and policy implementation.
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
▪ADDITIONAL FEDERAL PUBLIC INFRASTUCTURE INVESTMENTS UNDER THE IIJA: The IIJA allocates a total of approximately $1.2 trillion in federal funds for infrastructure investment, including almost $550 billion in new spending. A little more than half of the new money is dedicated to transportation sector projects. Beyond highway infrastructure, Vulcan is benefiting from IIJA-funded, aggregates-intensive infrastructure projects, such as railroads, airports, seaports, and drinking and wastewater systems.
▪FEDERAL WATER RESOURCES INFRASTRUCTURE: In December 2024, President Biden signed the Thomas R. Carper Water Resources Development Act of 2024 (WRDA 2024) into law, enacting the sixth consecutive biennial authorization for the U.S. Army Corps of Engineers (Army Corps) since 2014. WRDA 2024 reauthorizes needed investment in America’s ports, channels, locks, dams, and other infrastructure that supports the maritime and waterways transportation system. WRDA 2024 provides the Army Corps with authorization and funding for flood and coastal storm risk management and ecosystem restoration in support of resilience and sustainability. It also authorizes the Army Corps and United States Environmental Protection Agency’s (EPA) programs, which support drinking water, wastewater and storm management projects. Notably, WRDA 2024 includes a policy provision that increased the federal share of lock and dam construction and major rehabilitation project costs paid by the Inland Waterways Trust Fund (IWTF) from 65% to 75%, which reduces the non-federal share and enables the IWTF to help finance more projects.

Part I	10

PRIVATE SECTOR CONSTRUCTION MARKET
The private sector construction markets include both nonresidential building construction and residential construction and are considerably more cyclical than public construction. In 2024, privately funded construction accounted for approximately 60% of our total aggregates shipments.
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
U.S. housing starts, as measured by Dodge Data & Analytics, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 0.6 million units, well below prior historical lows of approximately 1 million units annually. In 2024, total annual housing starts in the U.S. reached 1.5 million units.
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
We sell a relatively small amount of construction aggregates outside of the United States, principally in the areas surrounding our aggregates production facilities located in Freeport, Bahamas; British Columbia, Canada; Puerto Cortés, Honduras; and Quintana Roo, Mexico (see the NAFTA Arbitration section in Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”). Nondomestic sales and long-lived assets outside the United States are reported in Note 15 “Segment Reporting” in Item 8 “Financial Statements and Supplementary Data.”

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

States where Vulcan is integrated into additional product lines:
Asphalt
Concrete
East Geographic Market
Gulf Coast Geographic Market
West Geographic Market

2.ASPHALT
We produce and sell asphalt mix in Alabama, Arizona, California, New Mexico, Tennessee and Texas and provide asphalt construction paving services in Alabama, Tennessee and Texas. In 2022 and 2024, we strengthened our asphalt position in California and Texas by acquiring additional asphalt operations. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
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

Part I	12

3.CONCRETE
We produce and sell ready-mixed concrete in California, Maryland, Virginia, the U.S. Virgin Islands and Washington D.C. We strengthened our concrete positions in California in 2024 and in Virginia and California in 2022 through acquisitions. In 2021, through our acquisition of U.S. Concrete, we entered the New Jersey, New York, Pennsylvania and U.S. Virgin Islands concrete markets and expanded our service of the California, Texas and Washington D.C. concrete markets. Subsequently, we took steps to optimize our asset portfolio consistent with our aggregates-focused business model and in 2023, we exited the Texas concrete market, and in 2022, we exited the New Jersey, New York and Pennsylvania concrete markets. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
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
COMPETITORS
We operate in a fragmented industry with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers accounted for approximately 35% of the total U.S. aggregates production in 2024. Despite being the industry leader, Vulcan’s total U.S. market share is approximately 9%. As of December 31, 2024, other publicly traded companies among the ten largest U.S. aggregates producers include the following:
▪Arcosa, Inc.
▪Cemex S.A.B. de C.V.
▪CRH plc
▪Heidelberg Materials AG
▪Holcim Ltd.
▪Martin Marietta Materials, Inc.
▪Summit Materials, Inc.
Because the U.S. aggregates industry is highly fragmented, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or extend their existing market positions.
CUSTOMERS
No material part of our business depends upon any single customer whose loss would have a significant adverse effect on our business. In 2024, our five largest customers accounted for approximately 8% of our total revenues, and no single customer accounted for more than 3% of our total revenues. Although approximately 40% to 55% of our aggregates shipments have historically been used in publicly-funded construction, such as highways, airports and government buildings, a relatively small portion of our sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly-funded construction, the vast majority of our business is not directly subject to renegotiation of profits or termination of contracts with local, state or federal governments. In addition, our sales to government entities span several hundred entities coast-to-coast, ensuring that negative changes to various government budgets would have a muted impact across such a diversified set of government customers.
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
We are committed to doing our part to reduce our greenhouse gas (GHG) emissions and to identifying, planning for, and mitigating physical and transitional climate risks to our business. Carbon dioxide and other GHG emissions from our operations are low: we are aggregates-focused and do not produce cement. Beginning in 2018, we chose to voluntarily report GHG emissions via the Carbon Disclosure Project. In 2022, we established interim goals and targets related to Scope 1 and 2 emissions. In 2024, we continued the second phase of our Scope 3 GHG emissions inventory project to further build the capacity to report on activities of assets not owned or controlled by Vulcan but that indirectly impact our value chain. We also enhanced our GHG emissions tracking and reporting capabilities in order to report Scope 1 and 2 emissions on an enterprise-wide basis by line of business and type of energy.
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

Part I	14

We continue to increase the fuel efficiencies of our off-road fleet vehicles. Tier IV machines performed over 64% of the off-road fleet’s work in 2024, which positively impacts all air emissions in addition to having an impact on GHG emissions.
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
For additional information about environmental matters and reclamation obligations, see Note 12 and Note 17, respectively, to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”
HUMAN CAPITAL
As of January 1, 2025, we employed 11,436 people in the United States. Of these employees, 1,092 are represented by labor unions. Also, as of that date, we employed 313 people in Mexico, 149 people in Honduras, 72 people in Canada, and 1 person in the Bahamas. Of these employees, 248 are represented by labor unions. We believe we enjoy a satisfactory relationship with our employees, including our unionized workforce, and we do not anticipate any significant issues with any unions in 2025.
Vulcan’s commitment to our people has played a key role in the ongoing success and growth of our company throughout our long history. We are dedicated to fostering a culture of mutual respect, integrity, teamwork and trust among our workforce. Our employees receive tools and cutting edge, customized safety and health, technical, managerial and leadership training to enable them to perform safely and effectively. Our people share a competitive drive to be the best they can be and do the right thing, which benefits all of our stakeholders.
In 2024, we celebrated the tenth anniversary of The Vulcan Way. Inclusion has been one of the ten tenets of The Vulcan Way since its adoption. Our focus on inclusion fosters a positive work environment and enables Vulcan to attract, grow and retain talented employees while promoting unity of purpose. We are committed to a culture that values diverse styles, ideas, and perspectives. We believe that success is achieved when all individuals are represented, valued and included at all levels.

Part I	15

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

Employee Tenure
in years
Employees by Age
in years

Workforce by Race and Ethnicity

1%
6%
10%
21%
62%
White
Hispanic/Latino
Black
Asian
Other/Not Reported

Salaried Non-Exempt Employees
by Gender

Part I	16

SHAREHOLDER RETURN PERFORMANCE
Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the S&P 500 Materials Index (S&P 500 Materials) from December 31, 2019 to December 31, 2024.

	2019	2020	2021	2022	2023	2024
Comparative Total Return [1]
Vulcan Materials Company	$100.00	$104.20	$147.03	$125.12	$163.53	$186.59
S&P 500	$100.00	$118.40	$152.38	$124.80	$157.62	$197.03
S&P 500 Materials	$100.00	$120.70	$153.65	$134.75	$151.60	$151.60
1Assumes an initial investment at December 31, 2019 of $100 in each stock/index, with quarterly reinvestment of dividends.

Part I	17

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
CERTIFICATIONS AND ASSERTIONS
The certifications of our Chief Executive Officer and Chief Financial Officer made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K. Additionally, on June 10, 2024 our Chief Executive Officer submitted to the NYSE the annual written affirmation required by the rules of the NYSE certifying that he was not aware of any violations of Vulcan Materials Company of NYSE corporate governance listing standards.

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
Our business is dependent on the timing and amount of federal, state and local funding for infrastructure — Our products are used in a variety of public infrastructure projects that are funded and financed by federal, state and local governments. In November 2021, the federal Infrastructure Investment and Jobs Act (IIJA), which included a five-year road, bridge and public transportation program reauthorization at record levels, was signed into law. This federal highway program, as well as funding for other aggregates-intensive public infrastructure, will support demand for our products for several years to come. However, given the time to set up new federal programs, varying state and local budgetary situations and the stages of projects, we cannot be entirely assured of the existence, amount and timing of appropriations for future public infrastructure projects.
We are subject to various risks arising from our international business operations and relationships — We are subject to risks associated with potential disruption caused by changes in domestic or global political, economic and diplomatic developments, including war, civil and political unrest, illnesses declared as a public health emergency (including viral pandemics such as COVID-19), terrorism, expropriation and local labor conditions. We are also subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the FCPA) associated with our aggregates production facilities including those located in British Columbia, Canada; Puerto Cortés, Honduras; and Quintana Roo, Mexico. These risks have included, and may in the future include, changes in international trade policies, such as the United States - Mexico - Canada Agreement (USMCA), imposition of duties, tariffs, taxes or government royalties, arbitrary changes to permits, zoning classifications or operating agreements, or overt acts by foreign governments, including expropriations and other forms of takings of property. Recently, the Mexican government has taken actions that adversely affect our property and operations in Mexico, including arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. We continue to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law.
OPERATIONS, GROWTH AND COMPETITIVE RISKS
Within our local markets, we operate in a highly competitive industry — The construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we also compete against large private and public companies, some of which are significantly vertically integrated. This significant competition or any unfavorable change in competitive circumstances in our markets could lead to lower prices and lower sales volumes.
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
Our future growth depends in part on acquiring and successfully integrating other businesses in our industry — Our ability to acquire and integrate businesses is dependent upon the availability of attractive businesses with owners that are willing to sell at fair market prices, conducting proper due diligence on such available businesses, developing and executing integration plans for acquired businesses, and retaining the customers and partners of acquired businesses following their acquisition. If we are not successful with respect to those matters, we may not realize the anticipated benefits associated with such acquisitions, which could adversely affect our business and results of operations.

Part I	19

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
FINANCIAL/ACCOUNTING RISKS
Our industry is capital intensive, resulting in significant fixed and semi-fixed costs — Due to the high levels of fixed capital required for extracting and producing construction aggregates, our earnings are highly sensitive to changes in product shipments. Therefore, it is important that our capital allocation decisions are properly informed and our capital deployment is well planned and executed. Any decrease in product shipments or an inability to generate sufficient cash to execute our capital deployment may adversely affect our financial condition and results of operations.
A deterioration in our credit ratings and/or the state of the capital markets could negatively impact the cost and/or availability of financing — We currently have approximately $5.3 billion of debt with maturities between 2025 and 2054. We expect to finance acquisitions with a combination of cash flows from existing operations, additional debt and/or additional equity. The mix of financing sources for acquisitions will be situationally dependent.
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
Additionally, the calculation of mineral resources and reserves are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis. These estimates are subject to uncertainty due to factors that include the inherent variability of the deposit and recoverability of saleable material in the mining process. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ.
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

Part I	20

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
Expectations relating to environmental, social and governance considerations and related reporting obligations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business — Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, and human capital matters. In addition, we make statements about our sustainability goals and initiatives through our sustainability report, our other non-financial reports, information provided on our website, press releases and other communications. Responding to these environmental, social and governance considerations and implementing these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced sustainability goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with related federal, state or international laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us.
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
GENERAL RISK FACTORS
We are dependent on information technology systems (our own and those of our service providers such as Amazon Web Services), and these systems contain non-public data about our business, employees, suppliers and customers — The protection of our information technology systems and the data contained therein is critical to us. We have a dedicated information security team that executes our information security program and routinely tests the security of our applications, networks, databases, etc. While we have security measures and technology in place designed to protect proprietary or classified information about our business, employees, suppliers and customers, there can be no assurance that our efforts will prevent all threats to our information technology systems (or those of our service providers). In addition, the rapid evolution and increased adoption of artificial intelligence and machine learning technologies may intensify our cybersecurity risks. Because the techniques used to obtain unauthorized access or sabotage information technology systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. The loss of use of information technology systems (whether ours or our service providers), regardless of the cause, could disrupt our business operations. The failure to keep secure the confidential and sensitive data about our business, employees, suppliers and customers (regardless of the reason for such failure) or failure by us to comply with applicable laws, rules or regulations could expose us, our employees, suppliers and/or our customers to the misuse of such data and could damage our reputation, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.
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

Part I	21

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

ITEM 1C
CYBERSECURITY
We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the "Board"). The Board, Audit Committee, senior management and our Risk Management Committee (a task force led by senior corporate officers that draws on the subject matter expertise of senior managers from various functional departments and from line operations management) devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Key enterprise-level cybersecurity risks are incorporated into the Risk Management Committee’s framework and are assessed throughout the year. In addition, internal and external auditors assess our information technology general controls on an annual basis. Furthermore, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT Security Policy and Cyber Incident Response Plan, as well as other policies that directly or indirectly relate to cybersecurity, non-public information and the use of the internet, social media, email, and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.
Our Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our Chief Information Officer has served in this role since April 2022 and has over 25 years of experience in Information Technology. He earned a bachelor’s degree in Computer Science and a master’s degree in Information Technology. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees with computer access are asked to complete cybersecurity training at least once per year and have access to more frequent cybersecurity trainings through online trainings. We conduct employee phishing tests on a quarterly basis and also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.
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
The Audit Committee and the full Board actively participate in discussions with management and among themselves regarding cybersecurity risks. The Audit Committee performs an annual review of our cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The Audit Committee’s annual review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Board receives updates from the Chief Information Officer throughout the year. Further, at least annually, the Board receives updates on the Company’s Crisis Management Guide, including its relation to our Cybersecurity Incident Response Plan. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically hosts experts for presentations on these topics. For example, the Board has hosted an expert to discuss developments in the cybersecurity threat landscape and to review our performance at our most recent tabletop exercise.
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

Part I	23

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
Our mining properties are categorized as follows: (1) Production Stage – properties with reported proven or probable reserves where we are actively mining aggregates, (2) Development Stage – properties with reported proven or probable reserves where we are not actively mining aggregates, and (3) Exploration Stage – properties with no reported reserves. The following map illustrates the location of our 244 aggregates production stage properties and 79 development stage properties. Our 40 aggregates exploration stage properties are excluded from this map.

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
Our aggregates resources and reserves are our foundation and fundamental to our success. However, no individual mining property is individually material to our business. As of December 31, 2024, we directly operated substantially all of our aggregates production facilities.

Part I	24

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
We revise our mine plans and estimates of proven and probable aggregates reserves as required and in accordance with the latest available studies. Once mine plans are initially established, the ongoing viability of the plan is reviewed regularly with the benefit of hindsight. Discussions between mine planning, operations and management determine the need for adjustments, additional resources, drilling information or other key information. While construction aggregates reserves and resources are relatively consistent, conditions can change with time that require a newly tailored solution. Examples of changes include fluctuations in physical or chemical parameters of the product, sales product shifts, overburden removal or placement management, structural changes, entitlement changes and land additions.
Our estimates of proven and probable aggregates reserves are prepared by and are the responsibility of our employees. The methodology employed takes a systematic approach to collecting sufficient information to estimate the reserves and resources. Each of our reserve and resource bearing properties is evaluated with supporting information to identify its geological, mining and economic viability. The supporting information includes aerial photography, topography, geologic maps, aggregates rock quality information (including core drilling, hand samples, bulk sample testing and/or geophysical data), hydrology, archaeology, biology, property boundary information, zoning information, and relevant municipal and environmental permitting information. The information is collected by experienced mining engineers and geologists who determine the extent of a resource using a combination of methods including ordinary planimetric based measurements to computer aided design 3-dimensional models.
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

Part I	25

AGGREGATES RESOURCES
Mineral resources are defined as a concentration or occurrence of material of economic interest in or on the earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for its economic extraction. Mineral resources are classified into three categories, in decreasing level of confidence, as follows:
▪Measured — based on conclusive geological evidence and sampling, meaning that evidence is sufficient to test and confirm geological and grade or quality continuity. After applying modifying factors (as noted in the Aggregates Reserves section below), measured resources may be converted to either proven or probable reserves.
▪Indicated — based on adequate geological evidence and sampling, meaning that evidence is sufficient to establish geological and grade or quality continuity with reasonable certainty. After applying modifying factors, indicated resources may be converted to probable reserves.
▪Inferred — based on limited geological evidence and sampling, meaning that evidence is only sufficient to establish that geological and grade or quality continuity is more likely than not. Inferred resources may not be converted to reserves.
Our reported aggregates resources do not include amounts that have been identified as mineral reserves. Our 2024 measured, indicated and inferred aggregates resources are based on an initial assessment using an average sales price assumption ranging from approximately $9.10 to $26.50 per ton depending on the location/market. The table below presents, by division, details of our aggregates resources as of December 31, 2024.

(millions of tons)
	Stone [2]			Sand & Gravel
Division [1]	Measured (M) Resources	Indicated (I) Resources	Total (M)+(I) Resources	Measured (M) Resources	Indicated (I) Resources	Total (M)+(I) Resources	Total (M)+(I) Resources	Inferred Resources
Central	629.1	1,163.3	1,792.4	8.8	3.9	12.7	1,805.1	580.5
East	2,644.2	748.5	3,392.7	0.0	0.0	0.0	3,392.7	295.3
International	0.0	61.1	61.1	0.0	0.0	0.0	61.1	0.0
Northeast	855.0	15.9	870.9	31.8	0.0	31.8	902.7	19.2
South	558.7	497.2	1,055.9	32.5	52.4	84.9	1,140.8	384.4
Southern Gulf Coast	671.6	175.1	846.7	42.0	0.0	42.0	888.7	218.4
Southwest	478.5	38.9	517.4	93.1	58.7	151.8	669.2	500.0
Western	476.4	875.8	1,352.2	214.1	883.6	1,097.7	2,449.9	962.3
Total	6,313.5	3,575.8	9,889.3	422.3	998.6	1,420.9	11,310.2	2,960.1
1The divisions are defined by states/countries as follows:
Central Division — Illinois, Kentucky and Tennessee
East Division — North Carolina, South Carolina and North/Central Georgia
International Division — Puerto Cortés (Honduras) and Quintana Roo (Mexico)
Northeast Division — Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and Washington D.C.
South Division — Florida (excluding panhandle), South Georgia, Freeport (Bahamas) and the U.S. Virgin Islands
Southern Gulf Coast (SGC) Division — Alabama, Arkansas, Florida Panhandle, Louisiana and Mississippi
Southwest Division — Oklahoma and Texas
Western Division — Arizona, California, New Mexico and British Columbia (Canada)
2Stone: amphibolite, argillite, gneiss, granite, limestone, marble, quartzite and sandstone

Part I	26

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
▪Mining and processing waste are also factored in our computations for proven and probable reserves.
Our 2024 proven and probable aggregates reserves were estimated by internal experts (i.e. geologists or engineers). The economic viability of our reserves were determined using average aggregates prices ranging from approximately $9.10 to $26.50 per ton depending on the location/market.
The table below presents, by division, details of our aggregates reserves and production as of December 31, 2024.

(millions of tons)
	Stone [3]			Sand & Gravel
Division [1]	Proven Reserves	Probable Reserves	Total Reserves	Proven Reserves	Probable Reserves	Total Reserves	Total Reserves	2024 [2] Production
Central	1,984.0	1,020.3	3,004.3	3.6	5.2	8.8	3,013.1	33.0
East [4]	3,233.8	1,106.8	4,340.6	0.0	0.0	0.0	4,340.6	48.7
International [5]	471.1	0.0	471.1	0.0	0.0	0.0	471.1	1.7
Northeast	1,364.2	503.5	1,867.7	90.0	17.9	107.9	1,975.6	25.3
South	853.6	359.1	1,212.7	173.6	27.3	200.9	1,413.6	30.3
Southern Gulf Coast	1,864.3	117.5	1,981.8	0.0	0.0	0.0	1,981.8	24.6
Southwest	1,159.6	105.0	1,264.6	156.5	0.0	156.5	1,421.1	27.7
Western	815.9	108.4	924.3	481.1	431.9	913.0	1,837.3	32.9
Total	11,746.5	3,320.6	15,067.1	904.8	482.3	1,387.1	16,454.2	224.2
1The divisions are defined geographically in the first table within this Item 2 - Properties.
2Production totals for the two prior years were as follows: 2023 – 236.0 million tons and 2022 – 235.0 million tons.
3Stone: amphibolite, argillite, gneiss, granite, limestone, marble, quartzite and sandstone.
4Includes a maximum of 256.7 million tons of reserves encumbered by volumetric production payments as defined in Note 2 “Revenues” in Item 8 “Financial Statements and Supplementary Data.”
5Includes 407.6 million tons of reserves at our Calica quarry subject to the NAFTA Arbitration disclosed in Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”
Our current estimate of 16.5 billion tons of proven and probable aggregates reserves reflects an increase of 0.8 billion tons from the prior year’s estimate which is primarily attributable to acquisitions (see Note 19 "Acquisitions and Divestitures" in Item 8 “Financial Statements and Supplementary Data”). Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating constraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.
Of the 16.5 billion tons of estimated proven and probable aggregates reserves reported at the end of 2024, 13.7 billion tons or 83% are located on production stage properties, and 2.8 billion tons or 17% are located on development stage properties. We do not report aggregates reserves for exploration stage sites.
Of the 16.5 billion tons of aggregates reserves at December 31, 2024, 10.3 billion tons or 63% are located on owned land and 6.2 billion tons or 37% are located on leased land. Our land portfolio consists of approximately 310,000 acres.

Part I	27

Our Aggregates segment includes a production stage, leased calcium operation located in Brooksville, Florida. This limestone quarry produces a supplement for end-use products such as animal feed and plastics and has an average calcium carbonate content of 97%. As of December 31, 2024, this quarry had 10.7 million tons of proven and probable reserves (there are no mineral resources at this quarry).
In addition to our aggregates mining properties, we operate aggregates sales yards, recycled concrete plants and landfill sites. The table below presents, by division, the count of active aggregates facilities as of December 31, 2024 and the types of facilities operated.

	Count of Active Aggregates Operating Facilities
	Production Stage Mining Properties [1]
Division [2]	Stone	Sand & Gravel	Total	Sales Yards	Recycle and Landfill Sites	Total
Central	48	1	49	4	12	65
East	57	0	57	8	8	73
International	1	0	1	0	0	1
Northeast	17	6	23	26	7	56
South	15	8	23	19	1	43
Southern Gulf Coast	30	0	30	20	2	52
Southwest	16	11	27	25	0	52
Western	15	19	34	7	35	76
Total	199	45	244	109	65	418
1The facility counts above only include mining properties with production in the current year (for example, mining properties with sales from existing stockpiles with no current year production are excluded).
2The divisions are defined geographically in the first table within this Item 2 - Properties.
ASPHALT AND CONCRETE
As of December 31, 2024, we operated a number of facilities producing asphalt mix and ready-mixed concrete in several of our divisions as reflected in the table below:

Division [1]	Asphalt [2] Facilities	Concrete Facilities
Central	11	0
East	0	0
International	0	0
Northeast	0	36
South	0	1
Southern Gulf Coast	4	0
Southwest	14	0
Western	41	37
Total	70	74
1The divisions are defined geographically in the first table within this Item 2 - Properties.
2Asphalt facilities for the Central, Southern Gulf Coast and Southwest Divisions are comprised of asphalt mix facilities and construction paving businesses.
The asphalt and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials.
HEADQUARTERS
Our headquarters are located in an office complex in Birmingham, Alabama. The office space consists of approximately 184,000 square feet and is leased through December 31, 2038. The annual rental cost for the current term of the lease is approximately $4.4 million.

Part I	28

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
We were not subject to any penalties in 2024 for failure to disclose transactions identified by the Internal Revenue Service as abusive under Internal Revenue Code Section 6707A.
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

Part I	29

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, positions and ages, as of February 20, 2025, of our executive officers are as follows:

Name	Position	Age
J. Thomas Hill	Chairman and Chief Executive Officer	65
Thompson S. Baker II	President	66
Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer	44
Stanley G. Bass	Chief Strategy Officer	63
Ronnie A. Pruitt	Chief Operating Officer	54
Denson N. Franklin III	Senior Vice President, General Counsel and Secretary	61
David P. Clement	Senior Vice President, Operations Support, Procurement	64
Jerry F. Perkins Jr.	Senior Vice President, Business Development, Commercial Excellence, Land, Logistics	55
Randy L. Pigg	Vice President, Controller and Principal Accounting Officer	52
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
David P. Clement is Senior Vice President of Operations Support and Strategic Sourcing. He previously served as Senior Vice President of the Central Division since August 2021 and, prior to that role, served as Senior Vice President of the Mountain West and Western Divisions since March 2020. He first joined the organization as an operations management trainee in 1983 and progressed to the position of area production manager in 1993. After spending a few years at Pioneer Mid-Atlantic and working as a consultant, he rejoined Vulcan in 2004 as Vice President and General Manager of the Midwest Division. He has held the positions of Vice President of Operations for the Midwest Division, Vice President and General Manager of the Central Region, Senior Vice President of the Central Region and President of the Central Division.
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

PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 13, 2025, the number of shareholders of record was 1,977.
We did not purchase any of our equity securities during the fourth quarter of 2024.
We did not have any unregistered sales of equity securities during the fourth quarter of 2024.

ITEM 6
[RESERVED]

Part II	31

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The objective of our management’s discussion and analysis is to help investors understand our operations and current business environment from the perspective of our management. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this Annual Report. The following generally includes a comparison of our results of operations and liquidity and capital resources for 2024 and 2023. For the discussion of changes from 2022 to 2023 and other financial information related to 2022, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 22, 2024.
EXECUTIVE SUMMARY
FINANCIAL SUMMARY FOR 2024
COMPARED TO 2023:
▪Total revenues decreased $364.2 million, or 5%, to $7,417.7 million
▪Gross profit increased $51.1 million, or 3%, to $1,999.6 million
▪Selling, administrative and general (SAG) expenses decreased 2% to $531.1 million and increased 20 basis points as a percentage of total revenues
▪Operating earnings decreased $62.9 million, or 4%, to $1,364.5 million
▪Earnings attributable to Vulcan from continuing operations were $6.91 per diluted share, compared to $7.06 per diluted share
▪Adjusted earnings attributable to Vulcan from continuing operations were $7.53 per diluted share, compared to $7.00 per diluted share
▪Net earnings attributable to Vulcan were $911.9 million, a decrease of $21.3 million, or 2%
▪Adjusted EBITDA was $2,057.2 million, an increase of $45.9 million, or 2%
▪Aggregates segment sales increased $30.7 million, or 1%, to $5,949.6 million
▪Aggregates segment freight-adjusted revenues increased $174.9 million, or 4%, to $4,636.2 million
▪Shipments decreased 6%, or 14.6 million tons, to 219.9 million tons
▪Freight-adjusted sales price increased 10.8%, or $2.06 per ton to $21.08
▪Aggregates segment gross profit increased $79.9 million, or 5%, to $1,816.7 million
▪Unit profitability (as measured by gross profit per ton) increased 12% to $8.26 per ton
▪Unit profitability (as measured by cash gross profit per ton) increased 12% to $10.61 per ton
▪Asphalt and Concrete segment sales decreased $490.9 million, or 21%, to $1,899.1 million, collectively
▪Asphalt and Concrete segment gross profit decreased $28.8 million, or 14%, to $182.9 million, collectively
▪Returned capital to shareholders via dividends of $244.4 million at $1.84 per share versus $228.4 million at $1.72 per share
▪Returned capital to shareholders via share repurchases of $68.8 million at $254.71 average price per share compared to $200.0 million at $204.52 average price per share
Our aggregates-led business delivered a strong finish to the year. Adjusted EBITDA in the fourth quarter improved 16%, and Adjusted EBITDA margin expanded 370 basis points. The favorable pricing environment coupled with strong operational execution led to consistent year-over-year improvement in aggregates gross profit per ton each quarter (and double-digit improvement in cash gross profit per ton) – finishing 2024 with aggregates gross profit per ton of $9.02 and cash gross profit per ton of $11.50 for the fourth quarter. As we look to 2025, the pricing environment remains favorable, and we are focused on our operating disciplines to manage costs and improve efficiencies. By controlling what we can control, we expect to deliver approximately 19% growth in Adjusted EBITDA.
At year-end 2024, total debt to Adjusted EBITDA was 2.6 times (2.3 times on a net debt basis, reflecting $600.8 million of cash on hand). Our weighted-average debt maturity was 12.6 years, and our total weighted-average effective interest rate was 5.0%. Return on invested capital was 16.2%. We remain well positioned for continued growth with a strong liquidity position and balance sheet profile.
Adjusted EBITDA, Aggregates segment freight-adjusted revenues, cash gross profit per ton, debt to Adjusted EBITDA and return on invested capital are non-GAAP measures. See the definitions and reconciliations within this Item 7 under the caption “Reconciliation of Non-GAAP Financial Measures.”

Part II	32

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
1.Operating Capital (maintain and grow the value of our franchise)
2.Growth Capital (including acquisitions and greenfields)
3.Dividend Growth (with a keen focus on sustainability)
4.Return Excess Cash to Shareholders (primarily via share repurchases)
Our first priority is to maintain and protect our valuable franchise by keeping our operations in good working order to ensure the production of high quality materials and timely delivery of goods and services to our customers. This capital requirement expands and contracts as production and shipment levels change. During 2024, we invested $638.0 million in capital expenditures to replace or improve existing property, plant & equipment.
Our second priority is to grow our franchise, primarily through business acquisitions and complemented by internal growth investments. For business acquisitions, we tend to look for bolt-on acquisitions, which are easier to integrate, and will pursue large business combinations that are the right fit and the right price. We use strategic and returns-based criteria to price potential acquisitions and are disciplined in our approach. We evaluate many potential acquisitions and only make offers on a few. We closed six business acquisitions during 2024 for total consideration of $2,297.1 million, including our acquisitions of Wake Stone Corporation (Wake Stone) and Superior Ready Mix, L.P. (Superior). Wake Stone was a leading pure-play aggregates supplier in the Carolinas, and Superior was an integrated aggregates, asphalt and concrete producer in Southern California. These acquisitions add quality aggregates reserves to our existing franchise in three attractive states. We also completed bolt-on acquisitions in both Alabama and Texas. All of our 2024 acquisitions were in our top 10 revenue states, demonstrating consistency with our disciplined capital allocation priorities and aggregates-led strategy of continuing to expand our reach through value-enhancing acquisitions.
Our third priority is growing the dividend with a keen focus on sustainability through the economic cycle. During 2024, we paid a dividend per share of $1.84 and paid total dividends of $244.4 million.
And finally, if there is excess cash after fulfilling the prior capital allocation priorities, we will consider returning cash to shareholders via share repurchases. During 2024, we returned $68.8 million to our shareholders through share repurchases.
For a detailed discussion of our acquisitions and divestitures, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
MARKET DEVELOPMENTS AND OUTLOOK
We carry solid momentum into 2025 and are well positioned to deliver another year of strong earnings growth and cash generation. Continued strength in public construction activity and our recent acquisitions support our expectations for volume growth in 2025. The pricing environment remains positive, and inflationary pressures continue to moderate. This backdrop, coupled with our Vulcan Way of Selling and Vulcan Way of Operating disciplines, will lead to further expansion in our industry-leading aggregates cash gross profit per ton and value creation for our shareholders.
Our expectations for 2025 include:
▪A third consecutive year of double-digit year-over-year growth in Aggregates segment cash gross profit per ton ($10.61 in 2024)
▪Shipments growth of 3% to 5% (219.9 million tons in 2024)
▪Freight-adjusted price improvement of 5% to 7% ($21.08 in 2024); inclusive of over 100 basis points of negative mix impact from recent acquisitions
▪Low to mid-single digit increase in freight-adjusted unit cash cost (freight-adjusted price less segment cash gross profit per ton; $10.47 in 2024)
▪Total Asphalt and Concrete segment cash gross profit of approximately $360 million ($272 million in 2024)
▪Relative contribution of approximately two-thirds from the Asphalt segment and one-third from the Concrete segment
▪Selling, Administrative and General expenses of $550 million to $560 million ($531 million in 2024)
▪Interest expense of approximately $245 million
▪Capital spending for maintenance and growth projects of $750 million to $800 million
▪Depreciation, depletion, accretion and amortization expense of approximately $800 million
▪An effective tax rate of 22% to 23%
▪Net earnings attributable to Vulcan of $1,010 million to $1,170 million
▪Adjusted EBITDA between $2,350 million and $2,550 million (includes $150 million contribution from acquisitions)

Part II	33

POSITIONED FOR GROWTH AND VALUE CREATION
DURABLE BUSINESS MODEL TO EXTEND THE CYCLE AND SUSTAIN GROWTH
▪39% improvement in Aggregates gross profit per ton since 2022
▪36% improvement in Aggregates cash gross profit per ton since 2022
▪Industry-leading commercial, logistics, operational and sourcing capabilities
▪End market fundamentals support continued growth outlook
▪Poised to benefit from generational investment in infrastructure that could extend the growth cycle by mitigating private construction cyclicality
We have continued to deliver strong financial performance over time and through business cycles. Through our aggregates-led strategy and focus on our strategic disciplines — the Vulcan Way of Selling (Commercial Excellence & Logistics Innovation) and the Vulcan Way of Operating (Operational Excellence & Strategic Sourcing), as outlined in Item 1 “Business” under the “Business Strategy” heading — we have created one of the most profitable public companies in our industry as measured by aggregates gross profit per ton.
In 2019, we set a target of $9 of cash gross profit per ton on volumes of 230 to 240 million tons, which we exceeded in 2023. In 2022, we set a new target to achieve $11 to $12 cash gross profit per ton once we reach 260 to 270 million tons. We delivered $10.61 of cash gross profit per ton on 220 million tons in 2024, exiting the year with cash gross profit of $2,332 million. Our durable growth strategy gives us confidence that we will deliver more value to our shareholders on every ton of aggregates we sell.
Cash gross profit per ton is a non-GAAP measure. See the definitions and reconciliations within this Item 7 under the caption "Reconciliation of Non-GAAP Financial Measures."
More than an aggregates supplier, we are a business dedicated to customer service and finding creative solutions to meet our customers’ needs. Being a valued partner and trusted supplier means that we are providing the right product, with the right specifications, that is the right quality, delivered the right way — on time and safely. Our One Vulcan, Locally Led approach, in which our employees work together to leverage the size and strengths of Vulcan as a whole, while running their operations with a strong entrepreneurial spirit and sense of ownership, allows us to deliver market-leading services to our customers.

Part II	34

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

Part II	35

INDUSTRY LEADER WITH CLEAR COMPETITIVE ADVANTAGES
▪Largest U.S. aggregates producer with strategic geographic diversity
▪423 active aggregates facilities with 16.5 billion tons of reserves
▪Leading unit profitability margins driven by operational expertise and pricing performance
▪76% of the U.S. population growth over the next decade is projected to occur in Vulcan-served states
Over time, we have strategically and systematically built one of the most valuable aggregates franchises in the U.S. with a footprint that is impossible to replicate. Zoning and permitting regulations have made it increasingly difficult to expand existing quarries or to develop new quarries. Such regulations, while curtailing expansion, also increase the value of our reserves that were zoned and permitted decades ago.
Demand for aggregates correlates positively with changes in population, household formations and employment. We have a coast-to-coast footprint that serves 35 of the top 50 highest-growth metropolitan statistical areas (MSAs). As state and federal spending increase, Vulcan is poised to benefit greatly from growing private and public demand for aggregates, thereby delivering significant long-term value for our shareholders.

Seattle
Portland OR
Boise City
Salt Lake City
Provo
Sacramento
San Francisco
San Jose
Fresno
Bakersfield
Las Vegas
Riverside-San Bernardino
Los Angeles
San Diego
Phoenix
Tucson
Denver
Colorado Springs
Minneapolis
Kansas City
Oklahoma City
Fayetteville AR
Dallas Ft Worth
Austin
San Antonio
Houston
McAllen
Chicago
Indianapolis
Columbus
Cincinnati
Nashville
Atlanta
Charlotte
Raleigh
Charleston
Jacksonville
Orlando
Tampa
Lakeland
Sarasota
Ft Myers
Miami
Boston
NYC
Philadelphia
Baltimore
Washington
Richmond
Tidewater
Top 50 Highest Growth MSAs
Vulcan-served MSAs
Other MSAs
Vulcan's Served States

Source: Woods & Poole CEDDS 2024
Based on people added from 2024 to 2034

Part II	36

STRONG CASH FLOW GENERATION AND INVESTMENT-GRADE BALANCE SHEET
▪Financial capacity to sustain capital reinvestment in current asset base and to fund growth
▪Maintain an investment-grade credit position
▪Continue to leverage current capital base to grow earnings and maximize cash generation
▪Prudently pursue attractive acquisitions and greenfields
▪Return value to shareholders with dividends and stock repurchases
Free Cash Flow Growth
in millions
Free cash flow is a Non-GAAP measure and calculated by subtracting purchases of property, plant and equipment from operating cash flows. Free cash flow is useful to investors in understanding how existing cash from operations is utilized as a source for sustaining our current capital plan and future development growth.
Our financial position is strong as evidenced by our long-term investment-grade credit ratings (Fitch BBB/Moody’s Baa2/Standard & Poor’s BBB+). At December 31, 2024, our available liquidity was $2,064.5 million, including $559.7 million of unrestricted cash on hand, significantly higher than our liquidity needs. Our leverage ratio, as measured by total debt to Adjusted EBITDA, was 2.6 times at December 31, 2024 (our net debt to Adjusted EBITDA ratio at December 31, 2024 was 2.3 times). Our long-term leverage target is 2.0 to 2.5x.

Leverage Ratio
Total Debt to Adjusted EBITDA
2.4
2.1
2.9
2.6
2.2
2.5
2.7
2.4
1.9
2.6
2015
2016
2017*
2018
2019
2020
2021*
2022
2023
2024*

*These years include significant acquisition activity (see Part I, Item 1 "Business" under the caption "Business Strategy" for further details).

Part II	37

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
Vulcan MSHA Injury Rate Compared to Aggregates Industry
Number of Injuries per 200,000 Hours Worked
Source: Bureau of Labor Statistics records and internal Vulcan data.
*The aggregates industry MSHA injury rate for 2024 was not available as of the filing of this report.
We focus on our environmental stewardship programs with the same commitment that we bring to our health and safety initiatives resulting in 98% citation-free inspections out of all 2024 federal and state environmental inspections. As an industry leader, our aim is to meet — and strive to exceed — all federal, state and local environmental regulations.
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
We continue to make progress on reducing our carbon footprint, increasing our energy efficiency, and measuring and reducing our water use. We also manage our land with biodiversity in mind. During 2024, we operated 33 sites containing wildlife enhancement programs that are certified by the Wildlife Habitat Council in addition to several other sites that are working towards certification.
We recognize that the aggregates mining in which we engage is an interim use of the approximately 310,000 acres of land in our portfolio. Our land and water assets will be converted to other valuable uses at the end of mining. Effective management throughout the life cycle of our land — from pre-mining utilization as agriculture and timber development, to post-mining development as water reservoirs or residential and commercial development — not only generates significant additional value for our shareholders but greatly benefits the communities in which we operate.

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	For the years ended December 31
in millions, except per share and per unit data	2024	2023	2022
Total revenues	$7,417.7	$7,781.9	$7,315.2
Cost of revenues	(5,418.1)	(5,833.4)	(5,757.5)
Gross profit	1,999.6	1,948.5	1,557.7
Gross profit margin	27.0%	25.0%	21.3%
Selling, administrative and general expenses	(531.1)	(542.8)	(515.1)
SAG as a percentage of total revenues	7.2%	7.0%	7.0%
Gain on sale of property, plant & equipment and businesses	52.3	76.4	10.7
Loss on impairments	(86.6)	(28.3)	(67.9)
Operating earnings	1,364.5	1,427.4	951.4
Interest expense	(191.2)	(196.1)	(169.2)
Earnings from continuing operations before income taxes	1,172.1	1,245.1	788.1
Income tax expense	(251.4)	(299.4)	(193.0)
Effective tax rate from continuing operations	21.4%	24.0%	24.5%
Earnings from continuing operations	920.7	945.7	595.1
Loss on discontinued operations, net of tax	(7.6)	(10.8)	(18.6)
Earnings attributable to noncontrolling interest	(1.2)	(1.7)	(0.9)
Net earnings attributable to Vulcan	$911.9	$933.2	$575.6
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$6.91	$7.06	$4.45
Discontinued operations	(0.06)	(0.08)	(0.14)
Net earnings	$6.85	$6.98	$4.31
EBITDA [1]	$1,963.2	$2,025.4	$1,517.9
Adjusted EBITDA [1]	$2,057.2	$2,011.3	$1,625.6
Average Sales Price and Unit Shipments
Aggregates
Tons	219.9	234.6	236.6
Freight-adjusted sales price	$21.08	$19.02	$16.41
Asphalt Mix
Tons	13.6	13.4	12.2
Average sales price	$80.09	$75.76	$71.29
Ready-mixed concrete
Cubic yards	3.6	7.5	10.5
Average sales price	$182.93	$166.95	$150.82
1Non-GAAP measures are defined and reconciled within this Item 7 under the caption "Reconciliation of Non-GAAP Financial Measures."

Part II	39

Net earnings attributable to Vulcan for 2024 were $911.9 million ($6.85 per diluted share) compared to $933.2 million ($6.98 per diluted share) in 2023. Each year's results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for 2024 include:
▪pretax net gain of $36.7 million related to the sale of real estate in Virginia
▪pretax charges of $86.6 million associated with a goodwill impairment
▪pretax charges of $17.7 million for divested operations
▪pretax charges of $16.3 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $10.2 million
Net earnings attributable to Vulcan for 2023 include:
▪pretax net gain of $67.1 million related to the sale of excess real estate and businesses
▪pretax charges of $28.3 million for long-lived asset impairments related to the sale of businesses
▪pretax charges of $7.9 million for divested operations
▪pretax charges of $2.1 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $14.7 million
▪$12.9 million of tax charges related to a valuation allowance against Calica deferred tax assets, including net operating loss (NOL) carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $7.53 per diluted share for 2024 compared to $7.00 per diluted share for 2023.
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions
	2022	$788.1	2023	$1,245.1
Higher aggregates gross profit		325.7		79.9
Higher asphalt gross profit		92.3		20.5
Lower concrete gross profit		(27.2)		(49.3)
Lower (higher) selling, administrative and general expenses		(27.7)		11.7
Higher (lower) gain on sale of property, plant & equipment and businesses		65.7		(24.1)
Lower (higher) impairment charges		39.6		(58.3)
Lower (higher) interest expense		(26.9)		9.3
Lower (higher) acquisition related expenses		8.4		(14.2)
Higher environmental remediation expenses		(1.4)		(15.7)
Lower (higher) foreign currency transaction losses		4.5		(16.5)
All other		4.0		(16.3)
	2023	$1,245.1	2024	$1,172.1

Part II	40

OPERATING RESULTS BY SEGMENT
We present our results of operations by segment at the gross profit level. We have three operating (and reportable) segments organized around our principal product lines: (1) Aggregates, (2) Asphalt and (3) Concrete. Management reviews earnings for our reporting segments principally at the gross profit level.
1.AGGREGATES
SHIPMENTS
in millions

Aggregates shipments decreased 6%, reflecting underlying demand as well as the impacts from severe weather events in the third quarter which were not all recovered during the fourth quarter of 2024.

Trailing-Twelve Months Construction Starts in Vulcan-Served Markets
Index: Jan '22 = 100
125
120
115
110
105
100
95
Source: Dodge Data & Analytics
JAN '22
APR '22
JUL '22
OCT '22
JAN '23
APR '23
JUL '23
OCT '23
JAN '24
APR '24
JUL '24
OCT '24

Our year-over-year freight-adjusted selling price1 for aggregates:
▪increased 10.8% in 2024
▪increased 15.9% in 2023
▪increased 10.3% in 2022
1We routinely arrange the delivery of our aggregates to the customer. Additionally, we incur freight costs to move aggregates from the production site to remote distribution sites. These costs are passed on to our customers in the aggregates price. We remove these pass-through freight & delivery revenues (and any other aggregates-derived segment revenues, such as landfill tipping fees) from the freight-adjusted selling price for aggregates. See the "Reconciliation of Non-GAAP Financial Measures" within this Item 7 for a reconciliation of freight-adjusted revenues.

Part II	41

The pricing environment remained positive. Freight-adjusted pricing increased 10.8% ($2.06 per ton) versus the prior year to $21.08, with all markets realizing year-over-year improvement.
AGGREGATES GROSS PROFIT
in millions
AGGREGATES CASH GROSS PROFIT
in millions

Aggregates segment gross profit increased 5% to $1,816.7 million (or $8.26 per ton), and gross profit margin expanded 120 basis points. Cash gross profit per ton increased 12% (or $1.15 per ton) from the prior year to $10.61 resulting from continued pricing growth and moderating cost trends. Improvements in unit profitability were widespread across our footprint.
Freight-adjusted unit cash cost of sales increased 10%, or $0.91 per ton. Shipments in 2024 and 2023 were negatively impacted by the absence of tons available from our Mexico operations which were unexpectedly and arbitrarily shut down by the Mexican government in 2022 (for additional information, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”).
2ASPHALT
SHIPMENTS
in millions

Asphalt segment gross profit was $170.1 million (an increase of $20.5 million), and cash gross profit was $214.2 million, a 16% increase from the prior year. Shipments increased slightly, and pricing increased 5.7%, or $4.33 per ton.

ASPHALT GROSS PROFIT
in millions
ASPHALT CASH GROSS PROFIT
in millions

Our year-over-year average sales price1 for asphalt mix:
•increased 5.7% in 2024
•increased 6.3% in 2023
•increased 21.2% in 2022
1Asphalt mix average sales price is calculated by dividing revenues generated from the shipment of asphalt mix by the total tons shipped. The sales price calculation excludes service revenues generated from our asphalt construction paving business.

Part II	42

3.CONCRETE
SHIPMENTS
in millions

Concrete segment gross profit was $12.8 million, a decrease of $49.3 million from the prior year which included earnings from our divested operations in Texas. Cash gross profit was $58.3 million, and unit cash gross profit was $16.35 per cubic yard.

CONCRETE GROSS PROFIT
in millions
CONCRETE CASH GROSS PROFIT
in millions

Our year-over-year average sales price1 for ready-mixed concrete:
▪increased 9.6% in 2024
▪increased 10.7% in 2023
▪increased 11.1% in 2022
1Ready-mixed concrete average sales price is calculated by dividing revenues generated from the shipment of ready-mixed concrete by the total cubic yards shipped. The sales price calculation excludes immaterial revenues generated from the sale of raw materials.

Part II	43

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
in millions
As a percentage of total revenues, SAG expense was:
▪7.2% in 2024 — increased 20 basis points
▪7.0% in 2023 — unchanged from the prior year
▪7.0% in 2022 — decreased 50 basis points
Our comparative headcount levels at year-end:
▪increased 9% in 2024
▪decreased 8% in 2023
▪increased 6% in 2022
The 2024 increase in our employment level was primarily the result of acquisitions (see Note 19 "Acquisitions and Divestitures" in Item 8 “Financial Statements and Supplementary Data”). As noted above, 2024 SAG expense was $531.1 million, 2% lower than the prior year, or 7.2% as a percentage of total revenues. The current year includes overhead costs associated with acquisitions completed during the year. We expect to realize cost synergies in 2025 as the acquired operations become fully integrated.
GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT AND BUSINESSES
in millions
The 2024 gain on sale of property, plant & equipment and businesses of $52.3 million includes a pretax gain of $36.7 million from the sale of a former sales yard in Virginia. The 2023 gain on sale of property, plant & equipment and businesses of $76.4 million includes a pretax gain of $65.7 million from the sale of excess real estate in Virginia and a pretax gain of $15.2 million from the sale of real estate associated with a former recycled concrete facility in Illinois, partially offset by a pretax loss of $13.8 million related to the sale of our Texas concrete operations. We remain focused on our efforts to maximize the value of our portfolio of quarry operations as they move through their life-cycle of land management. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
LOSS ON IMPAIRMENTS
Loss on impairments was $86.6 million in 2024 which represents a goodwill impairment charge related to a reporting unit that includes concrete operations acquired from U.S. Concrete in 2021. Loss on impairments was $28.3 million in 2023 which represents a long-lived asset impairment charge related to the Texas concrete operations that were sold during the fourth quarter of 2023.
See Note 18 “Goodwill and Intangible Assets” and Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for additional discussion.
OTHER OPERATING EXPENSE, NET
Other operating income (expense) is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and rental income (expense). Total other operating expense and significant and/or discrete items included in the total were:
▪$69.7 million in 2024 — includes the following:
▪$17.7 million of charges associated with divested operations
▪$8.5 million of charges associated with non-routine acquisitions (excludes items included in cost of revenues)
▪$34.9 million of idle facilities expenses
•$26.4 million in 2023 — includes the following:
▪$7.9 million of charges associated with divested operations
▪$1.6 million of charges associated with non-routine acquisitions (excludes items included in cost of revenues)
▪$27.4 million of idle facilities expenses

Part II	44

OTHER NONOPERATING INCOME (EXPENSE), NET
Other nonoperating income (expense), net was $22.1 million of expense in 2024 and $2.7 million of expense in 2023, composed primarily of pension and postretirement benefit costs (excluding service costs), foreign currency transaction gains/losses, Rabbi Trust gains/losses and net earnings/losses of nonconsolidated equity method investments.
INTEREST EXPENSE
in millions
Interest expense was $191.2 million in 2024 compared to $196.1 million in 2023. See Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data” for additional discussion.
INCOME TAXES
Our income tax expense from continuing operations for the years ended December 31 is shown below:

dollars in millions	2024	2023	2022
Earnings from continuing operations before income taxes	$1,172.1	$1,245.1	$788.1
Income tax expense	$251.4	$299.4	$193.0
Effective tax rate	21.4%	24.0%	24.5%
The $48.0 million decrease in our 2024 income tax expense compared to 2023 was primarily related to a decrease in earnings from continuing operations and the income tax benefit recorded for the remeasurement of our deferred taxes at a new blended income tax rate. The $106.4 million increase in our 2023 income tax expense compared to 2022 was primarily related to an increase in earnings from continuing operations.
During the fourth quarter of 2024, we determined that the rate at which our deferred tax liabilities will reverse has decreased, largely as a result of changes in our state tax profile from the Wake Stone acquisition. As a result, we remeasured our deferred tax liabilities and recorded a tax benefit of $21.9 million.
In May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2024, Calica had deferred tax assets (including NOLs) of $27.5 million. Although Calica continues to record losses, the devaluation of the Mexican peso during the year resulted in an immaterial change to its deferred tax assets in U.S. dollars. As a result, we recorded a charge to increase the valuation allowance by $0.1 million to $27.5 million in 2024. The Calica NOL deferred tax asset carryforward of $23.3 million would expire between 2032 and 2033 if not utilized. Should the Mexican government lift the shutdown and/or we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
For additional information, see Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”

Part II	45

DISCONTINUED OPERATIONS
Pretax loss from discontinued operations was:
•$(10.2) million in 2024
•$(14.7) million in 2023
•$(25.2) million in 2022
Pretax loss from discontinued operations for 2024 and 2023 resulted primarily from general and product liability costs, including legal defense costs and environmental remediation costs associated with our former Chemicals business. In addition, 2022 includes a $15.3 million charge for a litigation matter (see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”). For additional information about discontinued operations, see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data.”
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

Part II	46

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

in millions, except per ton data	2024	2023	2022
Aggregates segment
Segment sales	$5,949.6	$5,918.9	$5,280.6
Freight & delivery revenues [1]	(1,220.1)	(1,350.2)	(1,291.3)
Other revenues	(93.3)	(107.4)	(106.3)
Freight-adjusted revenues	$4,636.2	$4,461.3	$3,883.0
Unit shipments - tons	219.9	234.6	236.6
Freight-adjusted sales price	$21.08	$19.02	$16.41
1At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Part II	47

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

in millions, except per unit data	2024	2023	2022
Aggregates segment
Gross profit	$1,816.7	$1,736.8	$1,411.1
Depreciation, depletion, accretion and amortization	515.7	482.3	441.3
Cash gross profit	$2,332.4	$2,219.1	$1,852.4
Unit shipments - tons	219.9	234.6	236.6
Gross profit per ton	$8.26	$7.40	$5.96
Freight-adjusted sales price	$21.08	$19.02	$16.41
Cash gross profit per ton	10.61	9.46	7.83
Freight-adjusted cash cost of sales per ton	$10.47	$9.56	$8.58
Asphalt segment
Gross profit	$170.1	$149.6	$57.3
Depreciation, depletion, accretion and amortization	44.1	35.6	35.1
Cash gross profit	$214.2	$185.2	$92.4
Unit shipments - tons	13.6	13.4	12.2
Gross profit per ton	$12.55	$11.16	$4.71
Average sales price	$80.09	$75.76	$71.29
Cash gross profit per ton	15.81	13.81	7.60
Cash cost of sales per ton	$64.28	$61.95	$63.69
Concrete segment
Gross profit	$12.8	$62.1	$89.3
Depreciation, depletion, accretion and amortization	45.5	72.8	83.1
Cash gross profit	$58.3	$134.9	$172.4
Unit shipments - cubic yards	3.6	7.5	10.5
Gross profit per cubic yard	$3.60	$8.32	$8.48
Average sales price	$182.93	$166.95	$150.82
Cash gross profit per cubic yard	16.35	18.08	16.36
Cash cost of sales per cubic yard	$166.58	$148.87	$134.46

Part II	48

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

in millions	2024	2023	2022
Net earnings attributable to Vulcan	$911.9	$933.2	$575.6
Income tax expense, including discontinued operations	248.8	295.6	186.5
Interest expense, net of interest income	170.3	179.6	168.4
Depreciation, depletion, accretion and amortization	632.2	617.0	587.5
EBITDA	$1,963.2	$2,025.4	$1,517.9
Loss on discontinued operations	$10.2	$14.7	$25.2
Gain on sale of real estate and businesses, net	(36.7)	(67.1)	(6.1)
Loss on impairments	86.6	28.3	67.8
Charges associated with divested operations	17.7	7.9	3.8
Acquisition related charges [1]	16.3	2.1	17.1
Adjusted EBITDA	$2,057.2	$2,011.3	$1,625.6
1Represents charges associated with acquisitions requiring clearance under federal antitrust laws. Wake Stone acquisition related costs in 2024 include acquisition related expenses of $3.8 million and the cost impact of purchase accounting inventory valuations of $6.4 million. Superior acquisition related costs in 2024 include acquisition related expenses of $4.7 million (see Note 19 for additional information).
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

	2024	2023	2022
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$6.85	$6.98	$4.31
Items included in Adjusted EBITDA above, net of tax	0.68	(0.08)	0.69
NOL carryforward valuation allowance	0.00	0.10	0.11
Adjusted diluted EPS attributable to Vulcan from continuing operations	$7.53	$7.00	$5.11
NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2024	2023
Current maturities of long-term debt	$400.5	$0.5
Long-term debt	4,906.9	3,877.3
Total debt	$5,307.4	$3,877.8
Cash and cash equivalents and restricted cash	(600.8)	(949.2)
Net debt	$4,706.6	$2,928.6
Adjusted EBITDA	$2,057.2	$2,011.3
Total Debt to Adjusted EBITDA	2.6x	1.9x
Net Debt to Adjusted EBITDA	2.3x	1.5x

Part II	49

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

dollars in millions	2024	2023	2022
Adjusted EBITDA	$2,057.2	$2,011.3	$1,625.6
Average invested capital
Property, plant & equipment, net	$6,743.6	$6,106.3	$5,810.4
Goodwill	3,567.6	3,626.5	3,708.5
Other intangible assets	1,506.4	1,593.4	1,737.5
Fixed and intangible assets	$11,817.6	$11,326.2	$11,256.4
Current assets	$2,177.5	$2,192.9	$1,898.8
Cash and cash equivalents	(479.2)	(352.8)	(161.3)
Current tax	(37.2)	(32.7)	(47.2)
Adjusted current assets	1,661.1	1,807.4	1,690.3
Current liabilities	(860.7)	(833.7)	(1,002.1)
Current maturities of long-term debt	80.5	0.5	2.1
Short-term debt	19.0	20.0	137.6
Adjusted current liabilities	(761.2)	(813.2)	(862.4)
Adjusted net working capital	$899.9	$994.2	$827.9
Average invested capital	$12,717.5	$12,320.4	$12,084.3
Return on invested capital	16.2%	16.3%	13.5%
2025 PROJECTED EBITDA
Projected EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2025 Projected Mid-Point [1]
Net earnings attributable to Vulcan	$1,090
Income tax expense, including discontinued operations	315
Interest expense, net of interest income	245
Depreciation, depletion, accretion and amortization	800
Projected EBITDA	$2,450
1See the Market Developments and Outlook section (earlier within this Item 7) for the assumptions used to build this projection.
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

Part II	50

LIQUIDITY AND FINANCIAL RESOURCES
Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2025, including:
▪contractual obligations
▪capital expenditures
▪debt service obligations
▪dividend payments
▪potential acquisitions
▪potential share repurchases
Our future contractual payments as of December 31, 2024 are summarized in the table below:

	Note Reference	Payments Due by Year
in millions		2025	2026-2029	Thereafter	Total
Contractual Obligations
Bank line of credit
Principal payments	Note 6	$0.0	$0.0	$0.0	$0.0
Interest payments and fees[1]	Note 6	2.8	10.4	0.0	13.2
Commercial paper
Principal payments	Note 6	0.0	550.0	0.0	550.0
Interest payments	Note 6	24.8	81.9	0.0	106.7
Term debt
Principal payments	Note 6	400.5	900.4	3,540.2	4,841.1
Interest payments	Note 6	222.9	829.9	2,359.8	3,412.6
Operating leases [2]	Note 7	74.9	194.3	210.4	479.6
Finance leases [2]	Note 7	10.9	9.9	0.0	20.8
Mineral royalties	Note 12	27.5	73.4	136.7	237.6
Unconditional purchase obligations
Capital	Note 12	78.2	0.0	0.0	78.2
Noncapital [3]	Note 12	42.4	98.4	6.0	146.8
Benefit plans [4]	Note 10	18.5	51.2	45.1	114.8
Total contractual obligations [5]		$903.4	$2,799.8	$6,298.2	$10,001.4
1Includes fees for unused borrowing capacity and fees for standby letters of credit. The figures for all years assume that the amount of unused borrowing capacity and the amount of standby letters of credit do not change from December 31, 2024.
2Excludes lease renewal options which are included in the table labeled Maturity of Lease Liabilities in Note 7 “Leases” in Item 8 “Financial Statements and Supplementary Data.”
3Noncapital unconditional purchase obligations relate primarily to transportation and electricity contracts.
4Payments in “Thereafter” column for benefit plans are for the years 2030-2034. The future contributions are based on current economic conditions and may vary based on future interest rates, asset performance, participant longevity and other plan experience.
5Excludes discounted asset retirement obligations in the amount of $427.4 million at December 31, 2024, the majority of which have an estimated settlement date beyond 2029 (see Note 17 “Asset Retirement Obligations” in Item 8 “Financial Statements and Supplementary Data”).
During 2025, we expect to spend between $750 million and $800 million in total on capital expenditures, including growth projects.
As of December 31, 2024, we were contingently liable for $863.6 million within 463 surety bonds underwritten by various surety companies. These bonds guarantee our performance and are required primarily by states and municipalities and their related agencies. The top five in amount totaled $210.8 million (24%) and were for certain construction contracts and reclamation obligations. We have agreed to indemnify the underwriting companies against any exposure under the surety bonds. No material claims have been made against our surety bonds.
We have no material off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Our balanced approach to capital deployment remains unchanged. We intend to balance reinvestment in our business, growth through acquisitions and return of capital to shareholders, while sustaining financial strength and flexibility.

Part II	51

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
CASH
Included in our December 31, 2024 cash and cash equivalents and restricted cash balances of $600.8 million is $41.1 million of restricted cash (see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption "Restricted Cash").
CASH FROM OPERATING ACTIVITIES
in millions
Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization.

in millions	2024	2023	2022
Net earnings	$913.1	$934.9	$576.5
Depreciation, depletion, accretion and amortization	632.2	617.0	587.5
Loss on impairments	86.6	28.3	67.9
Noncash operating lease expense	51.4	53.9	60.3
Net gain on sale of property, plant & equipment and businesses	(52.3)	(76.4)	(10.7)
Deferred income taxes, net	(9.4)	(43.3)	57.7
Other operating cash flows, net [1]	(212.0)	22.4	(191.0)
Net cash provided by operating activities	$1,409.6	$1,536.8	$1,148.2
1Primarily reflects changes to working capital balances.
2024 VERSUS 2023 — Net cash provided by operating activities was $1,409.6 million during 2024, a $127.2 million decrease compared to 2023 which primarily resulted from changes in working capital balances.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 45.6 days at December 31, 2024 compared to 46.1 days at December 31, 2023. Our over 90 day receivables balance of $29.6 million at December 31, 2024 was $2.0 million higher than the December 31, 2023 balance of $27.6 million. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Part II	52

CASH FROM INVESTING ACTIVITIES
in millions
2024 VERSUS 2023 — Net cash used for investing activities was $2,814.9 million during 2024, a $2,651.4 million increase compared to 2023. During 2024, we acquired businesses for $2,266.2 million of cash consideration whereas there were no business acquisitions in 2023. Additionally, proceeds from the sale of property, plant & equipment and businesses were down $653.3 million in 2024 from the prior year, which includes cash proceeds from the sale of our concrete operations in Texas and the collection of a note receivable related to the 2022 sale of concrete operations in New Jersey, New York and Pennsylvania (see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for further information). Partially offsetting these net increases to cash used for investing activities, during 2024, we invested $603.5 million in our existing operations (includes changes in accruals for property, plant & equipment), a $269.1 million decrease compared to 2023. This $603.5 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities.
CASH FROM FINANCING ACTIVITIES
in millions
2024 VERSUS 2023 — Net cash provided by financing activities in 2024 was $1,056.9 million, compared to $585.6 million of cash used in 2023. The current year includes proceeds of $2,000.0 million from the issuance of senior notes and cash paid to redeem the $550.0 million senior notes due 2026 (see Note 6 "Debt" in Item 8 “Financial Statements and Supplementary Data”). The prior year includes a $100.0 million net payment on our line of credit. Additionally, we returned $313.2 million to shareholders (a $115.2 million decrease compared to the prior year due to lower share repurchases) through $244.4 million of dividends ($1.84 per share compared to $1.72 per share) and $68.8 million of common stock repurchases (270,142 shares repurchased at $254.71 average price per share compared to 977,591 shares repurchased at $204.52 average price per share).

Part II	53

DEBT
Certain debt measures as of December 31 are outlined below:

dollars in millions	2024	2023
Debt
Current maturities of long-term debt	$400.5	$0.5
Long-term debt	4,906.9	3,877.3
Total debt	$5,307.4	$3,877.8
Capital
Total debt	$5,307.4	$3,877.8
Total equity	8,142.5	7,507.9
Total capital	$13,449.9	$11,385.7
Total Debt as a Percentage of Total Capital	39.5%	34.1%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%
Commercial paper	4.65%	5.64%
Term debt	5.00%	4.82%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	89.8%	72.1%
Floating-rate debt	10.2%	27.9%
1Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At December 31, 2024, total debt to Adjusted EBITDA was 2.6 times (2.3 times on a net debt basis reflecting $600.8 million of cash on hand). Our weighted-average debt maturity was 12.6 years, and our total weighted-average effective interest rate was 4.97%.
LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM
Our $1,600.0 million commercial paper program was established in August 2022 and matures in November 2029. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of December 31, 2024, we had $550.0 million in long-term commercial paper borrowings.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” As of December 31, 2024, we were in compliance with the line of credit covenants, the margin for Secured Overnight Financing Rate (SOFR) borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of December 31, 2024, our available borrowing capacity under the line of credit was $1,504.8 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$95.2 million was used to support standby letters of credit
TERM DEBT
All of our $5,391.1 million (face value) of term debt (which includes the $550.0 million commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of December 31, 2024, we were in compliance with all term debt covenants.
In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. We redeemed these notes at par in March 2024 using cash on hand and recognized noncash expense of $2.3 million with the acceleration of unamortized deferred debt issuance costs.
In November 2024, we entered into a $2,000.0 million unsecured delayed draw term loan which was partially drawn in November 2024 upon the acquisition of Wake Stone. Subsequently, the delayed draw term loan balance was fully repaid and terminated in November 2024 using proceeds from the issuance of senior notes as described below.
In November 2024, we issued $500.0 million of 4.95% senior notes due 2029, $750.0 million of 5.35% senior notes due 2034 and $750.0 million of 5.70% senior notes due 2054. Total proceeds of $1,975.0 million (net of discounts and transaction costs), together with cash on hand, were used to repay the outstanding balance on the $2,000.0 million delayed draw term loan and to provide liquidity for acquisitions and debt maturing in 2025.
For additional information regarding term debt, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”

Part II	54

DEBT PAYMENTS AND MATURITIES
Scheduled debt payments during 2024 and 2023 were $0.5 million in the first quarter of each year. As of December 31, 2024, maturities for the next four quarters and for the next five years are as follows (excluding any borrowings on the line of credit):

in millions	2025 Debt Maturities	in millions	Debt Maturities
First Quarter	$0.5	2025	$400.5
Second Quarter	400.0	2026	0.4
Third Quarter	0.0	2027	400.0
Fourth Quarter	0.0	2028	0.0
		2029	1,050.0
Subsequent to year end, in February 2025 we delivered a notice of redemption to holders of our 4.50% senior notes due 2025, providing for the full redemption of the $400.0 million aggregate principal amount of these notes. We expect to complete this redemption in March 2025 using existing cash on hand.
For additional information regarding debt payments and maturities, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”
DEBT RATINGS
Our debt ratings and outlooks as of December 31, 2024 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Positive
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable
EQUITY
The number of our common stock issuances and purchases are as follows:

in millions	2024	2023	2022
Common stock shares at January 1, issued and outstanding	132.1	132.9	132.7
Common stock issued for share-based compensation plans	0.3	0.2	0.2
Common stock purchased and retired	(0.3)	(1.0)	0.0
Common stock shares at December 31, issued and outstanding	132.1	132.1	132.9
As of December 31, 2024, there were 6,817,118 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) are as follows:

in millions, except average cost	2024	2023	2022
Number of shares purchased and retired	0.3	1.0	0.0
Total purchase price	$68.8	$200.0	$0.0
Average cost per share	$254.71	$204.52	$0.00
There were no shares held in treasury as of December 31, 2024, 2023 and 2022.

Part II	55

STANDBY LETTERS OF CREDIT
For a discussion of our standby letters of credit, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data."
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
1.GOODWILL IMPAIRMENT
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2024, goodwill represents 22% of total assets), and the evaluation involves the use of significant estimates, assumptions and judgment.
HOW WE TEST GOODWILL FOR IMPAIRMENT
Goodwill is tested for impairment at the reporting unit level, one level below our operating segments. We have identified 14 reporting units (of which 10 carry goodwill) based primarily on geographic location. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a quantitative test. We elected to perform the quantitative impairment test for all years presented.
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
RESULTS OF OUR IMPAIRMENT TESTS
Prior to our annual impairment test in 2022, we recorded an interim goodwill impairment loss of $50.9 million related to the sale of a reporting unit comprised of concrete operations in New Jersey, New York and Pennsylvania. The results of our annual impairment test for 2022 indicated that the estimated fair values of two other Concrete segment reporting units exceeded carrying values by less than 15%. One of those Concrete segment reporting units was sold during the fourth quarter of 2023. The results of our annual impairment test for 2023 indicated that the estimated fair value of the other Concrete segment reporting unit exceeded carrying value by less than 5%. During the third quarter of 2024, we determined that a triggering event had occurred with respect to this reporting unit. Based on an interim goodwill impairment test, we determined that the estimated fair value of this reporting unit was less than its carrying value. As a result, we recorded an $86.6 million noncash impairment charge. The results of our annual impairment test for 2024 indicated that the estimated fair values of all reporting units with goodwill substantially exceeded their carrying values.
For additional information about goodwill, see Note 18 “Goodwill and Intangible Assets” and Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
2.IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL
We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2024, net property, plant & equipment represents 49% of total assets while net other intangible assets represents 10% of total assets), and the evaluation involves the use of significant estimates, assumptions and judgment. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we perform a fair value analysis and recognize a loss equal to the amount by which the carrying value exceeds the fair value.
Fair value is estimated primarily by using a discounted cash flow methodology that requires considerable judgment and assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.
We test long-lived assets for impairment at a significantly lower level than the level at which we test goodwill for impairment. In markets where we do not produce downstream products (e.g., asphalt mix and ready-mixed concrete), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market or remote markets through our rail and water distribution networks. Conversely, in vertically integrated markets, the cash flows of our downstream and upstream businesses are not largely independently identifiable as the selling price of the upstream products (aggregates) impacts the profitability of the downstream business.
During 2024, we recorded no significant losses on impairment of long-lived assets. During the third quarter of 2023, we recognized a long-lived asset impairment loss of $28.3 million for assets classified as held for sale (subsequently sold during the fourth quarter). In addition, during the third quarter of 2022, we recognized a long-lived asset impairment loss of $16.9 million for assets classified as held for sale (subsequently sold during the fourth quarter of 2022). Refer to Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for further information.
We maintain certain long-lived assets that are not currently being used in our operations. These assets totaled $609.1 million at December 31, 2024, representing a 14% increase from December 31, 2023. Of the total $609.1 million, approximately 35% relates to real estate held for future development and expansion of our operations. In addition, approximately 15% is comprised of real estate (principally former mining sites) pending development as commercial or residential real estate, reservoirs or landfills. The remaining 50% is composed of aggregates, asphalt and concrete operating assets idled temporarily. We evaluate the useful lives and the recoverability of these assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
For additional information about long-lived assets and intangible assets, see Note 4 “Property, Plant & Equipment” and Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

Part II	57

3.BUSINESS COMBINATIONS AND PURCHASE PRICE ALLOCATION
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
Other identifiable intangible assets may include, but are not limited to, patents, tradenames and trademarks. The fair values of these assets are typically determined by an excess earnings method, a replacement cost method or a market approach.
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

Part II	58

4.PENSION AND OTHER POSTRETIREMENT BENEFITS
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
▪Expected Return on Plan Assets — Our expected return on plan assets is a long-term view based on our current asset allocation and a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary.
▪Rate of Increase in the Per Capita Cost of Covered Healthcare Benefits — We project the expected increases in the cost of covered healthcare benefits.
Refer to Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data” for the discount rates used for PBO, service cost and interest cost calculations; the expected return on plan assets; and the rate of increase in the per capita cost of healthcare benefits.
Changes to the assumptions listed above would have an impact on the PBO and the annual net benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
in millions	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual Benefit Cost	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual Benefit Cost
Actuarial Assumptions
Discount rates
Pension	$(28.1)	$0.2	$30.5	$(0.2)
Other postretirement benefits	(1.4)	(0.2)	1.5	0.2
Expected return on plan assets	not applicable	(2.9)	not applicable	2.9
As of the December 31, 2024 measurement date, the fair value of our pension plan assets decreased from $647.9 million for the prior year-end to $607.1 million primarily due to an increase in the level of intermediate and long-term bond yields during the year.
The discount rate is the weighted-average of the spot rates for each cash flow on the yield curve for high-quality bonds as of the measurement date. As of the December 31, 2024 measurement date, the PBO of our pension plans decreased from $693.3 million to $640.8 million. This decrease was primarily due to the increase in discount rates for the plans (approximately 0.7 percentage points). The PBO of our postretirement plans decreased from $44.2 million to $42.2 million. This decrease was primarily due to the increase in discount rates for the plans (approximately 0.6 percentage points) and favorable claims experience.
During 2025, we expect to recognize net pension expense of $8.9 million and net postretirement expense of $4.9 million compared to expense of $13.2 million and expense of $5.1 million, respectively, in 2024. The expected decrease in pension expense is primarily due to the increase in the expected return on plan assets, and the expected decrease in postretirement expense is primarily due to the increase in discount rates and favorable claims experience.
We anticipate that contributions totaling approximately $9.6 million to the funded pension plans will be required during 2025, and we do not anticipate making a discretionary contribution. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.
For additional information about pension and other postretirement benefits, see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data.”

Part II	59

5.ENVIRONMENTAL COMPLIANCE COSTS
Our environmental compliance costs include the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. Our accounting policy for environmental compliance costs is a critical accounting policy because it involves the use of significant estimates and assumptions and requires considerable management judgment.
HOW WE ACCOUNT FOR ENVIRONMENTAL COSTS
To account for environmental costs, we:
▪expense or capitalize environmental costs consistent with our capitalization policy
▪expense costs for an existing condition caused by past operations that do not contribute to future revenues
▪accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost
At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur, but generally liabilities are recognized no later than completion of the remedial feasibility study. When we can estimate a range of probable loss, we accrue the most likely amount. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2024, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $4.1 million; this amount does not represent our maximum exposure to loss for all environmental remediation obligations as it excludes those sites for which a range of loss cannot be reasonably estimated at this time. Our environmental remediation obligations are recorded on an undiscounted basis.
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
6.CLAIMS AND LITIGATION INCLUDING SELF-INSURANCE
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
For additional information about claims and litigation including self-insurance, see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption "Claims and Litigation Including Self-Insurance."
7.INCOME TAXES
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

Part II	60

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
Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years before 2021. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.
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
NEW ACCOUNTING STANDARDS
For a discussion of the accounting standards recently adopted or pending adoption and the effect such accounting changes will have on our results of operations, financial position or liquidity, see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption "New Accounting Standards."
FORWARD-LOOKING STATEMENTS
The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" in Part I above.

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
At December 31, 2024, the estimated fair value of our long-term debt including current maturities was $5,162.7 million compared to a face value of $5,391.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $399.8 million.
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

Part II	61

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Vulcan Materials Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The groundwater treatment system for the Hewitt Landfill on-site remediation is fully operational, and the anticipated costs have been fully accrued for based on facts and circumstances known to the Company at this time. The Company has disclosed facts and circumstances that led to the accrual and the inherent uncertainty that exists in the timing and recognition of potential incremental responsibility or share of costs for the Hewitt Landfill on-site remediation or the NHOU. Due to these uncertainties, future amounts recorded related to the ultimate resolution of claims and assessments could cause actual losses to differ materially from accrued costs.
We identified the Hewitt Landfill and NHOU (collectively the “Hewitt Landfill Environmental Matter” or “the Matter”) as a critical audit matter because evaluating the estimate of the liability and the extent and sufficiency of related disclosures is subjective in nature and as such requires an increased extent of effort, involves especially subjective auditing judgments, and requires the involvement of our environmental specialists.

Part II	62

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
▪Performing a search of environmental records in the public domain from independently and nationally recognized resources.
▪We obtained letters from internal and external counsel as to the Matter’s status, probability of an unfavorable outcome, and the amount or range of potential loss should the outcome be unfavorable.
▪We read and compared the Company’s footnote disclosure to evidential matter obtained during the audit.
/s/ DELOITTE & TOUCHE LLP
Birmingham, Alabama
February 20, 2025
We have served as the Company’s auditor since 1956.

Part II	63

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
in millions, except per share data	2024	2023	2022
Total revenues	$7,417.7	$7,781.9	$7,315.2
Cost of revenues	(5,418.1)	(5,833.4)	(5,757.5)
Gross profit	1,999.6	1,948.5	1,557.7
Selling, administrative and general expenses	(531.1)	(542.8)	(515.1)
Gain on sale of property, plant & equipment and businesses	52.3	76.4	10.7
Loss on impairments	(86.6)	(28.3)	(67.9)
Other operating expense, net	(69.7)	(26.4)	(34.0)
Operating earnings	1,364.5	1,427.4	951.4
Other nonoperating income (expense), net	(22.1)	(2.7)	5.1
Interest income	20.9	16.5	0.8
Interest expense	(191.2)	(196.1)	(169.2)
Earnings from continuing operations before income taxes	1,172.1	1,245.1	788.1
Income tax (expense) benefit
Current	(261.3)	(343.6)	(133.4)
Deferred	9.9	44.2	(59.6)
Total income tax expense	(251.4)	(299.4)	(193.0)
Earnings from continuing operations	920.7	945.7	595.1
Loss on discontinued operations, net of tax	(7.6)	(10.8)	(18.6)
Net earnings	913.1	934.9	576.5
Earnings attributable to noncontrolling interest	(1.2)	(1.7)	(0.9)
Net earnings attributable to Vulcan	$911.9	$933.2	$575.6
Other comprehensive income (loss), net of tax
Amortization of accumulated cash flow hedge losses	1.7	1.6	1.5
Adjustment for funded status of benefit plans	9.7	4.2	(6.5)
Amortization of accumulated benefit plan costs	5.0	5.1	3.0
Other comprehensive income (loss)	16.4	10.9	(2.0)
Comprehensive income	929.5	945.8	574.5
Comprehensive earnings attributable to noncontrolling interest	(1.2)	(1.7)	(0.9)
Comprehensive income attributable to Vulcan	$928.3	$944.1	$573.6
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$6.95	$7.10	$4.47
Discontinued operations	(0.06)	(0.08)	(0.14)
Net earnings	$6.89	$7.02	$4.33
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$6.91	$7.06	$4.45
Discontinued operations	(0.06)	(0.08)	(0.14)
Net earnings	$6.85	$6.98	$4.31
Weighted-average common shares outstanding
Basic	132.3	133.0	133.0
Assuming dilution	133.1	133.7	133.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	64

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	As of December 31
in millions	2024	2023
Assets
Cash and cash equivalents	$559.7	$931.1
Restricted cash	41.1	18.1
Accounts and notes receivable, net	892.3	889.7
Inventories	681.8	615.6
Other current assets	90.8	70.4
Total current assets	2,265.7	2,524.9
Investments and long-term receivables	31.3	31.3
Property, plant & equipment, net	8,461.5	6,217.7
Operating lease right-of-use assets, net	526.4	511.7
Goodwill	3,788.1	3,531.7
Other intangible assets, net	1,714.7	1,460.7
Other noncurrent assets	317.1	267.7
Total assets	$17,104.8	$14,545.7
Liabilities
Current maturities of long-term debt	400.5	0.5
Trade payables and accruals	407.0	390.4
Accrued salaries, wages and management incentives	124.0	135.8
Accrued interest	31.4	32.8
Other current liabilities	276.2	238.1
Total current liabilities	1,239.1	797.6
Long-term debt	4,906.9	3,877.3
Deferred income taxes, net	1,336.5	1,028.9
Pension and other postretirement benefits	75.2	83.6
Asset retirement obligations	427.4	324.1
Deferred revenue	137.8	145.3
Noncurrent operating lease liabilities	521.4	507.4
Other noncurrent liabilities	318.0	273.6
Total liabilities	$8,962.3	$7,037.8
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 132.1 and 132.1 shares, respectively	132.1	132.1
Capital in excess of par value	2,900.1	2,880.1
Retained earnings	5,213.8	4,615.0
Accumulated other comprehensive loss	(127.4)	(143.8)
Total shareholders' equity	8,118.6	7,483.4
Noncontrolling interest	23.9	24.5
Total equity	8,142.5	7,507.9
Total liabilities and equity	$17,104.8	$14,545.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	65

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
in millions	2024	2023	2022
Operating Activities
Net earnings	$913.1	$934.9	$576.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	632.2	617.0	587.5
Loss on impairments	86.6	28.3	67.9
Noncash operating lease expense	51.4	53.9	60.3
Net gain on sale of property, plant & equipment and businesses	(52.3)	(76.4)	(10.7)
Contributions to pension plans	(8.7)	(7.4)	(7.8)
Share-based compensation expense	53.4	63.2	41.1
Deferred income taxes, net	(9.4)	(43.3)	57.7
(Increase) decrease in assets excluding the initial effects of business acquisitions and dispositions
Accounts and notes receivable	63.2	28.2	(53.3)
Inventories	(27.4)	(54.6)	(49.5)
Other assets	(93.0)	27.8	(92.3)
Increase (decrease) in liabilities excluding the initial effects of business acquisitions and dispositions
Accrued interest and income taxes	(6.8)	18.8	0.4
Trade payables and other accruals	(193.0)	(25.1)	(17.4)
Other noncurrent liabilities	(20.4)	(42.4)	(36.4)
Other, net	20.7	13.9	24.2
Net cash provided by operating activities	$1,409.6	$1,536.8	$1,148.2
Investing Activities
Purchases of property, plant & equipment	(603.5)	(872.6)	(612.6)
Proceeds from sale of property, plant & equipment	54.7	94.6	38.7
Proceeds from sale of businesses	0.2	613.6	50.0
Payment for businesses acquired, net of acquired cash and adjustments	(2,266.2)	0.9	(529.2)
Other, net	(0.1)	0.0	0.1
Net cash used for investing activities	$(2,814.9)	$(163.5)	$(1,053.0)
Financing Activities
Proceeds from short-term debt	8.0	166.1	1,361.0
Payment of short-term debt	(8.0)	(266.1)	(1,261.0)
Payment of current maturities and long-term debt	(550.5)	(550.5)	(557.7)
Proceeds from issuance of long-term debt	2,000.0	550.0	550.0
Debt issuance and exchange costs	(31.6)	(3.4)	(2.8)
Payment of finance leases	(13.0)	(30.8)	(33.8)
Purchases of common stock	(68.8)	(200.0)	0.0
Dividends paid	(244.4)	(228.4)	(212.6)
Share-based compensation, shares withheld for taxes	(33.0)	(21.9)	(18.5)
Distribution to noncontrolling interest	(1.8)	(0.8)	0.0
Other, net	0.0	0.2	0.2
Net cash provided by (used for) financing activities	$1,056.9	$(585.6)	$(175.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	(348.4)	787.7	(80.0)
Cash and cash equivalents and restricted cash at beginning of year	949.2	161.5	241.5
Cash and cash equivalents and restricted cash at end of year	$600.8	$949.2	$161.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	66

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest	Total
in millions	Shares	Amount
Balances at December 31, 2021	132.7	$132.7	$2,816.5	$3,748.5	$(152.7)	$6,545.0	$22.7	$6,567.7
Net earnings	0.0	0.0	0.0	575.6	0.0	575.6	0.9	576.5
Share-based compensation plans, net of shares withheld for taxes	0.2	0.2	(18.7)	0.0	0.0	(18.5)	0.0	(18.5)
Share-based compensation expense	0.0	0.0	41.1	0.0	0.0	41.1	0.0	41.1
Cash dividends on common stock	0.0	0.0	0.0	(212.6)	0.0	(212.6)	0.0	(212.6)
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	(2.0)	(2.0)	0.0	(2.0)
Other	0.0	0.0	0.1	(0.1)	0.0	0.0	0.0	0.0
Balances at December 31, 2022	132.9	$132.9	$2,839.0	$4,111.4	$(154.7)	$6,928.6	$23.6	$6,952.2
Net earnings	0.0	0.0	0.0	933.2	0.0	933.2	1.7	934.9
Share-based compensation plans, net of shares withheld for taxes	0.2	0.2	(22.0)	0.0	0.0	(21.8)	0.0	(21.8)
Purchase and retirement of common stock	(1.0)	(1.0)	0.0	(201.5)	0.0	(202.5)	0.0	(202.5)
Share-based compensation expense	0.0	0.0	63.2	0.0	0.0	63.2	0.0	63.2
Cash dividends on common stock	0.0	0.0	0.0	(228.4)	0.0	(228.4)	0.0	(228.4)
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	10.9	10.9	0.0	10.9
Distribution to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	(0.8)	(0.8)
Other	0.0	0.0	(0.1)	0.3	0.0	0.2	0.0	0.2
Balances at December 31, 2023	132.1	$132.1	$2,880.1	$4,615.0	$(143.8)	$7,483.4	$24.5	$7,507.9
Net earnings	0.0	0.0	0.0	911.9	0.0	911.9	1.2	913.1
Share-based compensation plans, net of shares withheld for taxes	0.3	0.3	(33.5)	0.0	0.0	(33.2)	0.0	(33.2)
Purchase and retirement of common stock	(0.3)	(0.3)	0.0	(68.8)	0.0	(69.1)	0.0	(69.1)
Share-based compensation expense	0.0	0.0	53.4	0.0	0.0	53.4	0.0	53.4
Cash dividends on common stock	0.0	0.0	0.0	(244.4)	0.0	(244.4)	0.0	(244.4)
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	16.4	16.4	0.0	16.4
Distribution to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	(1.8)	(1.8)
Other	0.0	0.0	0.1	0.1	0.0	0.2	0.0	0.2
Balances at December 31, 2024	132.1	$132.1	$2,900.1	$5,213.8	$(127.4)	$8,118.6	$23.9	$8,142.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II	67

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
DISCONTINUED OPERATIONS
In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

in millions	2024	2023	2022
Pretax loss	$(10.2)	$(14.7)	$(25.2)
Income tax benefit	2.6	3.9	6.6
Loss on discontinued operations, net of tax	$(7.6)	$(10.8)	$(18.6)
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
USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of these financial statements in conformity with accounting principles generally accepted (GAAP) in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates. The most significant estimates included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after December 31, 2024 will be reflected in management’s estimates for future periods.

Part II	68

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
Allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Allowances for credit losses were $13.2 million and $13.6 million at December 31, 2024 and 2023, respectively. Bad debt expense (included in selling, administrative and general expense) for the years ended December 31, 2024, 2023 and 2022 was $3.7 million, $2.1 million and $0.7 million, respectively.
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
For additional information about inventories, see Note 3.

Part II	69

PROPERTY, PLANT & EQUIPMENT
Property, plant & equipment are carried at cost less accumulated depreciation, depletion and amortization.
For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any related gain or loss is reflected in income.
Capitalized software costs reflected in property, plant & equipment are immaterial for all years presented.
For additional information about our property, plant & equipment, see Note 4.
PREPAID SOFTWARE AS A SERVICE
Prepaid software as a service (SaaS) implementation costs of $17.7 million are reflected in other noncurrent assets as of December 31, 2024 (there were no related prepaid implementation costs prior to 2024). We recorded prepaid SaaS costs of $19.4 million for the year ended December 31, 2024 which are recognized as service expense on a straight-line basis over 7 years. Service expense related to prepaid SaaS implementation costs was $1.7 million for the year ended December 31, 2024.
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
DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION
Depreciation is generally computed by the straight-line method at rates based on the estimated service lives of the various classes of assets, which include machinery and equipment (3 to 35 years), buildings (7 to 20 years) and land improvements (3 to 20 years). Finance leases are amortized over varying periods not in excess of applicable lease terms or estimated useful lives. Capitalized costs for software under our control (by ownership or license) are included in machinery and equipment and are depreciated on a straight-line basis beginning when the software project is substantially complete.
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
Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in millions	2024	2023	2022
Depreciation	$464.6	$441.1	$409.1
Depletion	59.5	61.1	50.2
Accretion	14.7	13.9	14.1
Depreciation of finance leases	9.5	12.8	16.5
Amortization of intangibles	83.9	88.1	97.6
Total depreciation, depletion, accretion and amortization	$632.2	$617.0	$587.5

Part II	70

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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets at December 31 subject to fair value measurement on a recurring basis are summarized below:

in millions	2024	2023
Level 1 Fair Value
Rabbi Trust
Mutual funds	$31.1	$31.7
Total	$31.1	$31.7
Level 2 Fair Value
Interest rate swaps	$0.0	$(0.3)
Rabbi Trust
Money market mutual fund	0.3	0.5
Total	$0.3	$0.2
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
Net gains (losses) of the Rabbi Trusts’ investments were $(0.4) million, $3.0 million and $(4.8) million for the years ended December 31, 2024, 2023 and 2022, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at December 31, 2024, 2023 and 2022 were $(0.6) million, $3.1 million and $(5.2) million, respectively.
Interest rate swaps are measured at fair value using quoted market prices or pricing models that use prevailing market interest rates as of the measurement date. These interest rate swaps are more fully described in Note 5.
The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Note 5 and Note 6, respectively.
During the third quarter of 2023, net assets held for sale (our concrete operations in Texas) with a carrying value of $513.3 million were written down to their estimated fair value (less cost to sell) of $485.0 million, resulting in an impairment loss of $28.3 million; these net assets were subsequently sold during the fourth quarter of 2023 resulting in additional loss on sale of $13.8 million. The estimated fair value (Level 1 fair value measurement) was determined based on the expected proceeds from the probable sale of the disposal group. See below for a related goodwill impairment charge in 2022 and Note 19 for additional discussion of the disposal of the net assets.

Part II	71

GOODWILL IMPAIRMENT
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2024, goodwill totaled $3,788.1 million as compared to $3,531.7 million at December 31, 2023. Goodwill represents 22% of total assets at December 31, 2024 and 24% at December 31, 2023.
Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level, one level below our operating segments. We have three operating segments organized around our principal product lines: Aggregates, Asphalt and Concrete. Within these three operating segments, we have identified 14 reporting units (of which 10 carry goodwill) based primarily on geographic location. We have the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to a quantitative test. We elected to perform the quantitative impairment test for all years presented.
The quantitative impairment test compares the fair value of a reporting unit to its carrying value, including goodwill. If the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. However, if the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to that excess.
During the third quarter of 2024, we determined that a triggering event occurred with respect to a reporting unit that includes concrete operations acquired from U.S. Concrete in 2021. Based on an interim goodwill impairment test, we determined that the estimated fair value of this reporting unit was less than its carrying value. As a result, we recorded a $86.6 million interim goodwill impairment loss. In addition, during the third quarter of 2022, we recorded an interim goodwill impairment loss of $50.9 million related to the fourth quarter sale of a reporting unit comprised of concrete operations in New Jersey, New York and Pennsylvania (see Note 19 for additional information). There were no charges for goodwill impairment in the year ended December 31, 2023.
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
IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL
We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we perform a fair value analysis and recognize a loss equal to the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable judgment and assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.
We test long-lived assets for impairment at a significantly lower level than the level at which we test goodwill for impairment. In markets where we do not produce downstream products (e.g., asphalt mix and ready-mixed concrete), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market or remote markets through our rail and water distribution networks. Conversely, in vertically integrated markets, the cash flows of our downstream and upstream businesses are not largely independently identifiable as the selling price of the upstream products (aggregates) determines the profitability of the downstream business.
As of December 31, 2024, net property, plant & equipment represents 49% of total assets while net other intangible assets represents 10% of total assets. As previously noted, during the third quarter of 2023, we recorded a $28.3 million loss on impairment of long-lived assets related to the fourth quarter sale of concrete operations in Texas. In addition, during the third quarter of 2022, we recorded a $16.9 million loss on impairment of long-lived assets related to the fourth quarter sale of concrete operations in New Jersey, New York and Pennsylvania. See Note 19 for divestiture information and Note 18 for a related goodwill impairment charge in 2022. During 2024, we recorded no significant losses on impairment of long-lived assets.
For additional information about long-lived assets and intangible assets, see Note 4 and Note 18, respectively.

Part II	72

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
Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $132.1 million, $135.8 million and $133.1 million in 2024, 2023 and 2022, respectively.
Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-sales method. Pre-production stripping costs included in other noncurrent assets were $104.8 million and $98.4 million (net of accumulated amortization of $9.8 million and $7.7 million) as of December 31, 2024 and 2023, respectively.
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
The carrying value of these obligations was $427.4 million and $324.1 million as of December 31, 2024 and 2023, respectively. For additional information about reclamation obligations (referred to in our financial statements as asset retirement obligations), see Note 17.

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
When we can estimate a range of probable loss, we accrue the most likely amount. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2024, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $4.1 million; this amount does not represent our maximum exposure to loss for all environmental remediation obligations as it excludes those sites for which a range of loss cannot be reasonably estimated at this time. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates and key assumptions in response to new information, such as the kinds and quantities of hazardous substances, available technologies and changes to the parties participating in the remediation efforts. However, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.
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

dollars in millions	2024	2023
Self-insurance Program
Self-insured liabilities (undiscounted)	$138.2	$151.7
Insured liabilities (undiscounted)	2.3	2.3
Discount rate	4.22%	4.56%
Amounts Recognized in Consolidated Balance Sheets
Investments and long-term receivables	2.3	2.3
Other current liabilities	(47.3)	(59.6)
Other noncurrent liabilities	(74.6)	(76.1)
Net insurance liabilities (discounted)	$(119.6)	$(133.4)
Estimated payments (undiscounted and excluding the impact of related receivables) under our self-insurance program for the five years subsequent to December 31, 2024 are as follows:

in millions
Estimated Payments under Self-insurance Program
2025	$40.1
2026	29.0
2027	17.6
2028	10.0
2029	5.4
Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.
For additional information about claims and litigation, see Note 12 under the caption "Litigation and Environmental Matters."

Part II	74

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
A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2024 related to share-based awards granted to employees under our long-term incentive plans is presented below:

dollars in millions	Unrecognized Compensation Expense	Expected Weighted-Average Recognition (Years)
SOSARs [1]	$1.7	1.4
Performance shares	18.6	1.7
Restricted shares	13.4	1.7
Total/weighted-average	$33.7	1.7
1Stock-Only Stock Appreciation Rights (SOSARs)
Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in millions	2024	2023	2022
Pretax compensation expense	$50.6	$60.6	$38.7
Income tax benefits	7.7	9.1	6.9
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
For additional information about share-based compensation, see Note 11 under the caption "Share-based Compensation Plans".
PENSION AND OTHER POSTRETIREMENT BENEFITS
Accounting for pension and other postretirement benefits requires that we use assumptions for the valuation of projected benefit obligations (PBO) and the performance of plan assets. Each year, we review our assumptions (listed below) for discount rates (used for PBO, service cost, and interest cost calculations), expected return on plan assets and the cost of covered healthcare benefits. Due to plan changes made in 2013, annual pay increases do not materially impact plan obligations.
▪Discount Rates — We use a high-quality bond full yield curve approach (specific spot rates for each annual expected cash flow) to establish the discount rates at each measurement date.
▪Expected Return on Plan Assets — Our expected return on plan assets is a long-term view based on our current asset allocation and a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary.
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
For additional information about pension and other postretirement benefits, see Note 10.

Part II	75

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
Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years before 2021. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.
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
EARNINGS PER SHARE (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in millions	2024	2023	2022
Weighted-average common shares outstanding	132.3	133.0	133.0
Dilutive effect of
SOSARs	0.2	0.2	0.2
Other stock compensation awards	0.6	0.5	0.4
Weighted-average common shares outstanding, assuming dilution	133.1	133.7	133.6
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in millions	2024	2023	2022
Antidilutive common stock equivalents	0.0	0.0	0.1

Part II	76

RECLASSIFICATIONS
As a result of a first quarter 2024 change in our internal management reporting structure, prior period segment information has been revised to conform to our current segment reporting structure. This change had no impact on our prior consolidated results of operations, financial position or cash flows (refer to Note 15 for further information).
NEW ACCOUNTING STANDARDS
ACCOUNTING STANDARDS RECENTLY ADOPTED
During the fourth quarter of 2024, we adopted Accounting Standards Update (ASU) 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures,” which resulted in enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance (see Note 15).
ACCOUNTING STANDARDS PENDING ADOPTION
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes – Improvements to Income Tax Disclosures,” which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. We are assessing the effect of this ASU on our disclosures that will be included in our Form 10-K for the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires disaggregated disclosure of prescribed expense categories within relevant income statement captions. The new standard is effective for fiscal years beginning after December 15, 2026 and is to be applied prospectively. We are assessing the effect of this ASU on our consolidated financial statements and related disclosures.

Part II	77

NOTE 2: REVENUES
Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were as follows: 2024 — $275.7 million (3.7% of total revenues), 2023 — $239.6 million (3.1% of total revenues) and 2022 — $233.1 million (3.2% of total revenues).
Our segment total revenues by geographic market for the years ended December 31, 2024, 2023 and 2022 are disaggregated as follows:

	For the Year Ended December 31, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$1,758.6	$200.0	$338.3	$2,296.9
Gulf Coast revenues	3,242.9	277.4	8.8	3,529.1
West revenues	948.1	768.2	306.4	2,022.7
Segment sales	$5,949.6	$1,245.6	$653.5	$7,848.7
Intersegment sales	(431.0)	0.0	0.0	(431.0)
Total revenues [1]	$5,518.6	$1,245.6	$653.5	$7,417.7

	For the Year Ended December 31, 2023
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$1,665.2	$201.4	$363.0	$2,229.6
Gulf Coast revenues	3,333.8	231.6	539.8	4,105.2
West revenues	919.9	707.7	346.5	1,974.1
Segment sales	$5,918.9	$1,140.7	$1,249.3	$8,308.9
Intersegment sales	(527.0)	0.0	0.0	(527.0)
Total revenues [1]	$5,391.9	$1,140.7	$1,249.3	$7,781.9

	For the Year Ended December 31, 2022
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$1,508.2	$177.3	$694.2	$2,379.7
Gulf Coast revenues	2,940.8	211.2	551.9	3,703.9
West revenues	831.6	601.7	347.8	1,781.1
Segment sales	$5,280.6	$990.2	$1,593.9	$7,864.7
Intersegment sales	(549.5)	0.0	0.0	(549.5)
Total revenues [1]	$4,731.1	$990.2	$1,593.9	$7,315.2
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
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs at a point in time when our aggregates, asphalt mix and ready-mixed concrete are shipped/delivered and control passes to the customer. Revenue for our products is recorded at the fixed invoice amount, and payment is due by the 15th day of the following month; we do not offer discounts for early payment.
Freight & delivery generally represents pass-through transportation costs we incur (including our administrative costs) and pay to third-party carriers to deliver our products to customers and are accounted for as a fulfillment activity. Likewise, the costs related to freight & delivery are included in cost of revenues.

Part II	78

Freight & delivery revenues are as follows:

in millions	2024	2023	2022
Total revenues	$7,417.7	$7,781.9	$7,315.2
Freight & delivery revenues [1]	(988.2)	(1,003.4)	(960.3)
Total revenues excluding freight & delivery	$6,429.5	$6,778.5	$6,354.9
1Includes freight & delivery to remote distribution sites.
CONSTRUCTION PAVING SERVICE REVENUES
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at December 31, 2024, 2023 and 2022 were $159.0 million, $137.0 million and $112.3 million, respectively. The remaining period to complete the obligations remaining at December 31, 2024 ranged from 1 month to 48 months.
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
Changes in the VPP deferred revenue balances (current and noncurrent) are as follows:

in millions	2024	2023	2022
Deferred revenue balance at beginning of year	$152.8	$161.8	$170.1
Revenue recognized from deferred revenue	(7.5)	(9.0)	(8.3)
Deferred revenue balance at end of year	$145.3	$152.8	$161.8
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income in 2025 (reflected in other current liabilities in our December 31, 2024 Consolidated Balance Sheet).

Part II	79

NOTE 3: INVENTORIES
Inventories at December 31 are as follows:

in millions	2024	2023
Finished products [1]	$534.6	$494.4
Raw materials	69.7	51.2
Products in process	9.0	6.5
Operating supplies and other	68.5	63.5
Total inventories	$681.8	$615.6
1Includes inventories encumbered by volumetric production payments (see Note 2) of $3.9 million and $3.6 million as of December 31, 2024 and 2023, respectively.
In addition to the inventory balances presented above, as of December 31, 2024 and 2023, we had $22.8 million and $12.5 million, respectively, of inventory classified as long-term assets (other noncurrent assets) as we do not expect to sell the inventory within one year of their respective balance sheet dates.
We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. Inventories valued under the LIFO method total $389.8 million and $356.9 million at December 31, 2024 and 2023, respectively. During 2024, 2023 and 2022, inventory reductions resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on our results was as follows:
▪2024 — decrease cost of revenues by $5.1 million and increase net earnings by $3.8 million
▪2023 — decrease cost of revenues by $3.6 million and increase net earnings by $2.7 million
▪2022 — decrease cost of revenues by $4.8 million and increase net earnings by $3.5 million
Estimated current cost exceeded LIFO cost at December 31, 2024 and 2023 by $370.6 million and $302.6 million, respectively. In periods of increasing costs, LIFO generally results in higher cost of revenues than under FIFO. In periods of decreasing costs, the results are generally the opposite. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-affecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under first-in, first-out (FIFO) method, the approximate effect on net earnings would have been an increase of $47.2 million in 2024, an increase of $27.9 million in 2023 and an increase of $48.1 million in 2022.
NOTE 4: PROPERTY, PLANT & EQUIPMENT
Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 are as follows:

in millions	2024	2023
Land and land improvements [1]	$5,804.8	$4,292.6
Buildings	304.4	204.4
Machinery and equipment	7,717.2	6,785.5
Finance leases (see Note 7)	54.7	62.3
Deferred asset retirement costs	235.6	171.3
Construction in progress	400.1	319.4
Total, gross property, plant & equipment	$14,516.8	$11,835.5
Allowances for depreciation, depletion and amortization	(6,055.3)	(5,617.8)
Total, net property, plant & equipment	$8,461.5	$6,217.7
1Includes depletable land of $4,015.7 million and $2,684.4 million as of December 31, 2024 and 2023, respectively.
Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in millions	2024	2023	2022
Capitalized interest cost	$4.0	$3.7	$3.6
Total interest cost incurred before recognition of the capitalized amount	195.2	199.8	172.8

Part II	80

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
The changes in the fair value of these swaps designated as fair value hedges were recorded in interest expense and were perfectly offset by changes in the fair value of the related debt also recorded in interest expense. These swaps were recognized at fair value in the accompanying Consolidated Balance Sheets at December 31 as follows:

in millions	Balance Sheet Location	2024	2023
Fair Value Hedges [1]
Interest rate swaps	Other noncurrent assets	$0.0	$3.9
Interest rate swaps	Other current liabilities	0.0	(4.2)
Interest rate swaps net liability		$0.0	$(0.3)
1See Note 1 under the caption “Fair Value Measurements” for further discussion of fair value determination.
In 2007, 2018 and 2020, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these cash flow hedges is deferred (recorded in accumulated other comprehensive income (AOCI)) and amortized to interest expense over the term of the related debt.
This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 as follows:

in millions	Income Statement Location	2024	2023	2022
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$(2.2)	$(2.1)	$(2.0)
For the twelve-month period ending December 31, 2025, we estimate that $2.4 million of the $17.7 million net of tax loss in AOCI will be reclassified to interest expense.

Part II	81

NOTE 6: DEBT
Debt at December 31 is detailed as follows:

in millions	Effective Interest Rates	2024	2023
Bank line of credit expires 2029 [1]		$0.0	$0.0
Commercial paper expires 2029[1]		0.0	0.0
Total short-term debt		$0.0	$0.0
Bank line of credit expires 2029 [1]		$0.0	$0.0
Commercial paper expires 2029 [1]		550.0	550.0
4.50% notes due 2025	4.65%	400.0	400.0
5.80% notes due 2026		0.0	550.0
3.90% notes due 2027	4.00%	400.0	400.0
4.95% notes due 2029	5.17%	500.0	0.0
3.50% notes due 2030	3.94%	750.0	750.0
5.35% notes due 2034	5.48%	750.0	0.0
7.15% notes due 2037	8.05%	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9
5.70% notes due 2054	5.82%	750.0	0.0
Other notes		1.0	1.4
Total long-term debt - face value		$5,391.1	$3,941.5
Unamortized discounts and debt issuance costs		(83.7)	(63.4)
Fair value adjustments [2]		0.0	(0.3)
Total long-term debt - book value		$5,307.4	$3,877.8
Current maturities		(400.5)	(0.5)
Total long-term debt - reported value		$4,906.9	$3,877.3
Estimated fair value of long-term debt		$4,762.6	$3,798.0
1Borrowings on the bank line of credit and commercial paper are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.
2See Note 5 for additional information on our fair value hedging strategy.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $11.4 million and $6.2 million of net interest expense for these items for 2024 and 2023, respectively.
LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM
Our $1,600.0 million commercial paper program was established in August 2022 and matures in November 2029. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of December 31, 2024, we had $550.0 million in long-term commercial paper borrowings.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of December 31, 2024, we were in compliance with the line of credit covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of December 31, 2024, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of December 31, 2024, our available borrowing capacity under the line of credit was $1,504.8 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$95.2 million was used to support standby letters of credit

Part II	82

TERM DEBT
All of our $5,391.1 million (face value) of term debt (which includes $550.0 million of commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of December 31, 2024, we were in compliance with all term debt covenants.
In March 2023, we issued $550.0 million of 5.80% senior notes due 2026. We redeemed these notes at par in March 2024 using cash on hand and recognized noncash expense of $2.3 million with the acceleration of unamortized deferred debt issuance costs.
In November 2024, we entered into a $2,000.0 million unsecured delayed draw term loan which was partially drawn in November 2024 upon the acquisition of Wake Stone Corporation (Wake Stone). Subsequently, the delayed draw term loan balance was fully repaid and terminated in November 2024 using proceeds from the issuance of senior notes as described below.
In November 2024, we issued $500.0 million of 4.95% senior notes due 2029, $750.0 million of 5.35% senior notes due 2034 and $750.0 million of 5.70% senior notes due 2054. Total proceeds of $1,975.0 million (net of discounts and transaction costs), together with cash on hand, were used to repay the outstanding balance on the $2,000.0 million delayed draw term loan and to provide liquidity for acquisitions and debt maturing in 2025.
The total scheduled (principal and interest) debt payments, excluding the line of credit, for the five years subsequent to December 31, 2024 are as follows:

in millions	Total	Principal	Interest
Scheduled Debt Payments (excluding the line of credit)
2025	$649.2	$400.5	$248.7
2026	233.5	0.4	233.1
2027	624.9	400.0	224.9
2028	217.1	0.0	217.1
2029	1,265.3	1,050.0	215.3
STANDBY LETTERS OF CREDIT
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Except for $9.6 million of letters of credit related to acquisitions completed in 2024, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of December 31, 2024 are summarized by purpose in the table below:

in millions
Risk management insurance	$81.4
Reclamation/restoration requirements	23.4
Total standby letters of credit	$104.8

Part II	83

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
Lease right-of-use (ROU) assets and liabilities reflected on our December 31 balance sheets and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	2024	2023
Assets
Operating lease ROU assets		$673.2	$636.1
Accumulated amortization		(146.8)	(124.4)
Operating leases, net	Operating lease right-of-use assets, net	526.4	511.7
Finance lease ROU assets		54.7	62.3
Accumulated depreciation		(24.3)	(20.2)
Finance leases, net	Property, plant & equipment, net	30.4	42.1
Total lease assets		$556.8	$553.8
Liabilities
Current
Operating	Other current liabilities	$49.3	$47.3
Finance	Other current liabilities	10.7	12.5
Noncurrent
Operating	Noncurrent operating lease liabilities	521.4	507.4
Finance	Other noncurrent liabilities	9.7	16.6
Total lease liabilities		$591.1	$583.8
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		18.9	19.5
Finance leases		2.2	2.5
Weighted-average discount rate
Operating leases		4.5%	4.3%
Finance leases		3.2%	2.4%
Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options by the second quarter of 2025.
Our building leases have remaining noncancelable periods of 0 - 14 years and lease terms (including options to extend) of 1 - 22 years. Key factors in determining the certainty of lease renewals include the location of the building, the value of leasehold improvements and the cost to relocate. Rental payments for certain of our building leases are periodically adjusted for inflation, and this variable component is recognized as expense when incurred. Many of our building leases contain common area maintenance charges which we include in the calculation of our lease liability (the lease consideration is not allocated between the lease and non-lease components).
Our aggregates sales yard leases have remaining noncancelable periods of 0 - 24 years and lease terms of 1 - 74 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Certain aggregates sales yard lease agreements include rental payments based on a percentage of sales over contractual levels or the number of shipments received into the sales yard. Variable payments for these sales yards comprise a majority of the overall variable lease cost presented in the table below.
Our concrete and asphalt site leases have remaining noncancelable periods of 0 - 15 years and lease terms of 0 - 74 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Rental payments are generally fixed for our concrete and asphalt sites.
Our rail (car and track) leases have remaining noncancelable periods of 0 - 15 years and lease terms of 0 - 60 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed for our rail leases. The majority of our rail leases contain substitution rights that allow the supplier to replace damaged equipment. Because these rights are generally limited to either replacing railcars or moving our placement on rail track for purposes of repair or maintenance, we do not consider these substitution rights to be substantive and have recorded a lease liability and ROU asset for all leased rail.

Part II	84

Our barge leases have remaining noncancelable periods of 3 - 4 years and lease terms of 10 - 18 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed. Like our rail leases, our barge leases contain non-substantive substitution rights that are limited to replacing barges in need of repair or maintenance.
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
The components of lease expense for the years ended December 31, 2024, 2023 and 2022 are as follows:

in millions	2024	2023	2022
Finance lease cost
Depreciation of right-of-use assets	$9.5	$12.8	$16.5
Interest on lease liabilities	0.7	0.9	1.2
Operating lease cost	75.6	77.5	85.6
Short-term lease cost [1]	46.9	50.4	46.4
Variable lease cost	20.6	23.5	14.4
Sublease income	(2.8)	(3.4)	(2.9)
Total lease expense	$150.5	$161.7	$161.2
1Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).
Cash paid for operating leases was $73.8 million and $73.0 million for 2024 and 2023, respectively. Cash paid for finance leases (principal and interest) was $13.7 million and $31.6 million for 2024 and 2023, respectively.
Maturity analysis on an undiscounted basis of our lease liabilities (see Note 12 for mineral lease payments) as of December 31, 2024 is as follows:

in millions	Operating Leases	Finance Leases
2025	$73.8	$11.2
2026	66.7	6.7
2027	62.2	2.1
2028	55.2	0.8
2029	50.8	0.4
Thereafter	608.7	0.0
Total minimum lease payments	$917.4	$21.2
Lease payments representing interest	(346.7)	(0.8)
Present value of future minimum lease payments	$570.7	$20.4
Current obligations under leases	(49.3)	(10.7)
Long-term lease obligations	$521.4	$9.7

Part II	85

NOTE 8: ACCRUED ENVIRONMENTAL REMEDIATION COSTS
Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (measured on an undiscounted basis) as follows:

in millions	2024	2023
Continuing operations	$47.9	$32.6
Retained from former Chemicals business	8.3	8.3
Total accrued environmental remediation costs	$56.2	$40.9
The long-term portion of the accruals noted above is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $42.5 million and $28.0 million at December 31, 2024 and 2023, respectively. The $14.5 million increase relates to environmental matters associated with divested operations. The short-term portion of these accruals is included in other current liabilities in the accompanying Consolidated Balance Sheets.
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
NOTE 9: INCOME TAXES
The components of earnings from continuing operations before income taxes are as follows:

in millions	2024	2023	2022
Earnings from Continuing Operations before Income Taxes
Domestic	$1,196.1	$1,251.0	$788.7
Foreign	(24.0)	(5.9)	(0.6)
Total	$1,172.1	$1,245.1	$788.1
Income tax expense (benefit) from continuing operations consists of the following:

in millions	2024	2023	2022
Income Tax Expense (Benefit) from Continuing Operations
Current
Federal	$204.7	$274.8	$85.2
State and local	51.8	64.0	43.6
Foreign	4.8	4.8	4.6
Total	$261.3	$343.6	$133.4
Deferred
Federal	$13.6	$(44.1)	$43.4
State and local	(20.5)	(4.2)	3.3
Foreign	(3.0)	4.1	12.9
Total	$(9.9)	$(44.2)	$59.6
Total expense	$251.4	$299.4	$193.0

Part II	86

Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate to earnings from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

dollars in millions	2024		2023		2022
Income tax expense at the federal statutory tax rate	$246.1	21.0%	$261.5	21.0%	$165.5	21.0%
Expense (Benefit) from Income Tax Differences
Statutory depletion	(41.0)	(3.5%)	(39.0)	(3.1%)	(30.6)	(3.9%)
State and local income taxes, net of federal income tax benefit	51.4	4.4%	48.7	3.9%	37.5	4.8%
Nondeductible goodwill	16.2	1.4%	16.2	1.3%	10.7	1.4%
Valuation allowance	0.1	0.0%	10.3	0.8%	14.5	1.8%
Deferred tax rate remeasurement	(21.9)	(1.9%)	0.0	0.0%	0.0	0.0%
Other, net	0.5	0.0%	1.7	0.1%	(4.6)	(0.6%)
Total income tax expense / Effective tax rate	$251.4	21.4%	$299.4	24.0%	$193.0	24.5%
During the fourth quarter of 2024, we determined that the rate at which our deferred tax liabilities will reverse has decreased, largely as a result of changes in our state tax profile from the Wake Stone acquisition. As a result, we remeasured our deferred tax liabilities and recorded a tax benefit of $21.9 million.
Deferred taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in millions	2024	2023
Deferred Tax Assets
Operating lease liabilities	$140.8	$139.1
Asset retirement obligations & other reserves	86.6	87.1
State net operating losses	74.7	79.6
Incentive compensation	52.4	57.6
State bonus depreciation	55.7	54.7
Capitalized research expenditures	39.7	25.4
Employee benefits	22.2	22.9
Other	81.8	56.9
Total gross deferred tax assets	$553.9	$523.3
Valuation allowance	(87.7)	(89.5)
Total net deferred tax asset	$466.2	$433.8
Deferred Tax Liabilities
Property, plant & equipment	$1,244.8	$907.1
Goodwill/other intangible assets	323.2	334.4
Operating lease right-of-use assets	129.8	128.2
Other	104.9	93.0
Total deferred tax liabilities	$1,802.7	$1,462.7
Deferred income tax liability, net	$1,336.5	$1,028.9
The December 31, 2024 net deferred tax liability reflects a $307.6 million increase from the prior year. This increase includes a net deferred tax liability of $311.2 million related to our acquisition of Wake Stone, reflecting book over tax basis differences, of which $328.9 million relates to property, plant and equipment.
At December 31, 2024, we have Alabama state NOL carryforward deferred tax assets of $68.5 million, against which we have a valuation allowance of $50.8 million. $4.9 million of the Alabama NOL carryforward expired in 2024, resulting in additional tax expense of $1.3 million over the previous amount of valuation allowance recorded. Almost all of the remaining Alabama NOL carryforward would expire between 2025 and 2029 if not utilized.
As discussed in Note 12, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2024, Calica had deferred tax assets (including NOLs) of $27.5 million. Although Calica continues to record losses, the devaluation of the Mexican peso during the year resulted in an immaterial change to its deferred tax assets in U.S. dollars. As a result, we recorded a charge to increase the valuation allowance by $0.1 million to $27.5 million in 2024. The Calica NOL deferred tax asset carryforward of $23.3 million would expire between 2032 and 2033 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our NAFTA claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.

Part II	87

In August 2022, the Inflation Reduction Act (IRA) was signed into law, effective for tax years beginning on or after January 1, 2023. The IRA introduced a corporate alternative minimum tax (CAMT) of 15% applicable to corporations with adjusted financial statement income in excess of $1 billion, as well as certain climate-related tax provisions. We were not subject to CAMT in 2023 or in 2024.
The Organization for Economic Co-operation and Development (OECD) has developed a framework to enact a two-pillar solution to address the challenges arising from the digitization of a global economy. Pillar Two introduced a global minimum effective tax rate where multinational groups with consolidated revenue over €750.0 million are subject to a minimum effective tax rate of 15% on income arising in low-tax jurisdictions. Pillar Two legislation has been enacted in certain jurisdictions in which we operate and it was effective on January 1, 2024. Most jurisdictions in which we operate have tax rates in excess of 15%. However, our operations in the Bahamas are not eligible for transitional safe harbor relief, and we have reflected an immaterial amount of Pillar Two tax in our effective tax rate for 2024.
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
Changes in our liability for unrecognized tax benefits for the years ended December 31 are as follows:

in millions	2024	2023	2022
Unrecognized tax benefits as of January 1	$21.0	$18.7	$10.8
Increases for tax positions related to
Prior years	0.8	0.3	4.6
Current year	6.7	4.8	6.6
Decreases for tax positions related to
Prior years	0.0	(0.3)	(0.2)
Settlements	(0.3)	(0.2)	0.0
Expiration of applicable statute of limitations	(3.3)	(2.3)	(3.1)
Unrecognized tax benefits as of December 31	$24.9	$21.0	$18.7
We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties recognized as income tax expense were $1.5 million, $1.5 million and $0.8 million in 2024, 2023 and 2022, respectively. The balance of accrued interest and penalties included in our liability for unrecognized tax benefits as of December 31 was $4.8 million, $3.3 million and $1.8 million in 2024, 2023 and 2022, respectively. Our liability for unrecognized tax benefits at December 31 in the table above includes $23.7 million, $19.8 million and $17.6 million in 2024, 2023 and 2022, respectively, that would affect the effective tax rate if recognized. We anticipate no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.
We file income tax returns in U.S. federal, various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or foreign exams by tax authorities for years prior to 2021.
As of December 31, 2024, income tax receivables of $4.7 million and $0.1 million are included in other accounts and notes receivable and other current assets, respectively, in the accompanying Consolidated Balance Sheet. There were similar receivables of $1.3 million and $0.2 million recorded in other accounts and notes receivable and other current assets, respectively, as of December 31, 2023.

Part II	88

NOTE 10: BENEFIT PLANS
PENSION PLANS
We sponsor two qualified, noncontributory defined benefit pension plans, the Vulcan Materials Company Pension Plan (VMC Pension Plan) and the CMG Hourly Pension Plan (CMG Pension Plan). The VMC Pension Plan has been closed to new entrants since 2007, and benefit accruals ceased in 2005 for hourly participants and 2013 for salaried participants. The CMG Pension Plan is closed to new entrants other than through one small union, and benefits continue to accrue equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. The projected benefit obligation (PBO) presented in the table below includes $32.5 million and $39.7 million related to these unfunded, nonqualified pension plans for 2024 and 2023, respectively.
The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in millions	2024	2023
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$693.3	$691.1
Service cost	2.3	2.5
Interest cost	32.9	34.0
Actuarial (gain) loss	(40.2)	12.4
Benefits paid	(47.5)	(46.7)
Projected benefit obligation at end of year	$640.8	$693.3
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$647.9	$637.8
Actual return on plan assets	(2.0)	49.4
Employer contribution	8.7	7.4
Benefits paid	(47.5)	(46.7)
Fair value of assets at end of year	$607.1	$647.9
Funded status	(33.7)	(45.4)
Net amount recognized	$(33.7)	$(45.4)
Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$8.1	$6.5
Current liabilities	(4.1)	(7.3)
Noncurrent liabilities	(37.7)	(44.6)
Net amount recognized	$(33.7)	$(45.4)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$153.1	$168.4
Prior service cost	0.0	1.0
Total amount recognized	$153.1	$169.4
The decrease in actuarial loss as of December 31, 2024 was primarily attributable to the increase in discount rates compared with the prior year.
The following table sets forth the pension plans for which their accumulated benefit obligation (ABO) or projected benefit obligation (PBO) exceeds the fair value of their respective plan assets at December 31:

in millions	2024	2023
Pension plans with ABO in excess of plan assets
Accumulated benefit obligation	$177.5	$182.7
Fair value of assets	135.8	140.3
Pension plans with PBO in excess of plan assets
Projected benefit obligation	$177.7	$192.2
Fair value of assets	135.8	140.3

Part II	89

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans at December 31:

dollars in millions	2024	2023	2022
Components of Net Periodic Pension Benefit Cost
Service cost	$2.3	$2.5	$4.0
Interest cost	32.9	34.0	21.1
Expected return on plan assets	(28.1)	(27.6)	(30.1)
Amortization of prior service cost	1.0	1.4	1.4
Amortization of actuarial loss	5.1	5.6	4.2
Net periodic pension benefit cost	$13.2	$15.9	$0.6
Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$(10.2)	$(9.4)	$11.2
Reclassification of prior service cost	(1.0)	(1.4)	(1.4)
Reclassification of actuarial loss	(5.1)	(5.6)	(4.2)
Amount recognized in other comprehensive income	$(16.3)	$(16.4)	$5.6
Amount recognized in net periodic pension benefit cost and other comprehensive income	$(3.1)	$(0.5)	$6.2
Assumptions
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate — PBO	5.00%	5.19%	2.92%
Discount rate — service cost	5.10%	5.29%	3.17%
Discount rate — interest cost	4.90%	5.09%	2.37%
Expected return on plan assets	4.85%	4.85%	4.00%
Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	5.65%	5.00%	5.19%
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
The fair values and net asset values of our pension plan assets at December 31, 2024 and 2023 are in the tables below. The assets in the common/collective trusts and in the private partnerships consist of both return seeking and liability hedging investments.
FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2024

in millions	Level 1	Level 2	Level 3	Total
Asset Category
Debt funds	$0.0	$590.2	$0.0	$590.2
Investments in the fair value hierarchy	$0.0	$590.2	$0.0	$590.2
Interest in common/collective trusts (at NAV)				13.1
Private partnerships (at NAV)				3.8
Total pension plan assets				$607.1

Part II	90

FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2023

in millions	Level 1	Level 2	Level 3	Total
Asset Category
Debt funds	$0.0	$634.9	$0.0	$634.9
Investments in the fair value hierarchy	$0.0	$634.9	$0.0	$634.9
Interest in common/collective trusts (at NAV)				9.3
Private partnerships (at NAV)				3.7
Total pension plan assets				$647.9
The following describes the types of investments included in each asset category listed in the tables above and the valuation techniques we used to determine the fair values or net asset values as of December 31, 2024 and 2023.
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
Total employer contributions to the pension plans are presented below:

in millions	Pension
Employer Contributions
2022	$7.8
2023	7.4
2024	8.7
2025 (estimated)	13.8
For our qualified pension plans, we made a contribution of $2.0 million in 2024 and made no contributions during 2023 and 2022. We anticipate making a $9.6 million contribution to our qualified pension plans in 2025. For our nonqualified pension plans, we contributed $6.7 million, $7.4 million and $7.8 million during 2024, 2023 and 2022, respectively, and expect to contribute $4.2 million during 2025.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in millions	Pension
Estimated Future Benefit Payments
2025	$48.0
2026	48.5
2027	49.6
2028	49.6
2029	50.0
2030-2034	247.5
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

Part II	91

None of the multiemployer pension plans that we participate in are individually significant. Our contributions to individual multiemployer pension plans did not exceed 5% of the plans’ total contributions in the three years ended December 31, 2024, 2023 and 2022. Total contributions to multiemployer pension plans were $30.2 million, $36.6 million and $48.6 million in 2024, 2023 and 2022, respectively.
As of December 31, 2024, a total of 14.7% of our domestic hourly labor force was covered by collective-bargaining agreements. Of such employees covered by collective-bargaining agreements, 48.8% were covered by agreements that expire in 2025. We also employed 248 union employees in Mexico who are covered by a collective-bargaining agreement that will expire in 2025. None of our union employees in Mexico participate in multiemployer pension plans.
In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2024 and 2023. The accrued costs for the supplemental retirement plan were $0.5 million and $0.4 million at December 31, 2024 and 2023, respectively.
POSTRETIREMENT PLANS
In addition to pension benefits, we provide certain healthcare and life insurance benefits for some retired employees. Our employer portion of the medical coverage cost for the postretirement healthcare plan is capped. Substantially all of our salaried employees and, where applicable, certain of our hourly employees may become eligible for these benefits if they reach a qualifying age and meet certain service requirements. Generally, Company-provided healthcare benefits end when covered individuals become eligible for Medicare benefits, become eligible for other group insurance coverage or reach age 65 (whichever occurs first).
The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in millions	2024	2023
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$44.2	$41.8
Service cost	2.2	2.0
Interest cost	2.2	2.0
Actuarial (gain) loss	(3.0)	3.6
Benefits paid	(3.4)	(5.2)
Projected benefit obligation at end of year	$42.2	$44.2
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$0.0	$0.0
Actual return on plan assets	0.0	0.0
Fair value of assets at end of year	$0.0	$0.0
Funded status	$(42.2)	$(44.2)
Net amount recognized	$(42.2)	$(44.2)
Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(4.7)	$(5.2)
Noncurrent liabilities	(37.5)	(39.0)
Net amount recognized	$(42.2)	$(44.2)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial gain	$(15.0)	$(12.7)
Prior service cost	10.2	11.7
Total amount recognized	$(4.8)	$(1.0)
The increase in actuarial gain as of December 31, 2024 was primarily attributable to the increase in discount rates and favorable claims experience for the plans compared with the prior year.

Part II	92

The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans at December 31:

dollars in millions	2024	2023	2022
Components of Net Periodic Postretirement Benefit Cost
Service cost	$2.2	$2.0	$2.2
Interest cost	2.2	2.0	0.9
Amortization of prior service cost (credit)	1.4	1.4	(0.3)
Amortization of actuarial gain	(0.7)	(1.5)	(1.3)
Net periodic postretirement benefit cost	$5.1	$3.9	$1.5
Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(3.0)	$3.6	$(2.4)
Reclassification of prior service (cost) credit	(1.4)	(1.4)	0.3
Reclassification of actuarial gain	0.7	1.5	1.3
Amount recognized in other comprehensive income	$(3.7)	$3.7	$(0.8)
Amount recognized in net periodic postretirement benefit cost and other comprehensive income	$1.4	$7.6	$0.7
Assumptions
Assumed Healthcare Cost Trend Rates at December 31
Healthcare cost trend rate assumed for next year (Pre-65/Post-65)	8.45% / n/a	10.20% / n/a	7.04% / n/a
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate it is assumed to maintain	2035	2031	2030
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate — PBO	4.90%	5.09%	2.59%
Discount rate — service cost	4.96%	5.15%	2.89%
Discount rate — interest cost	4.85%	5.03%	2.06%
Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	5.51%	4.90%	5.08%
Total employer contributions to the postretirement plans are presented below:

in millions	Postretirement
Employer Contributions
2022	$4.9
2023	5.2
2024	3.4
2025 (estimated)	4.7
The employer contributions shown above are equal to the cost of benefits during the year. The plans are not funded and are not subject to any regulatory funding requirements.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in millions	Postretirement
Estimated Future Benefit Payments
2025	$4.7
2026	4.9
2027	5.1
2028	5.1
2029	5.0
2030–2034	21.4

Part II	93

Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in millions	Postretirement
Participants Contributions
2022	$2.0
2023	1.5
2024	1.7
PENSION AND OTHER POSTRETIREMENT BENEFITS ASSUMPTIONS
Each year, we review our assumptions for discount rates (used for PBO, service cost, and interest cost calculations), the per capita cost of healthcare benefits and the expected return on plan assets. Due to plan changes made in 2013, annual pay increases do not materially impact plan obligations.
We use a high-quality bond full yield curve approach (specific spot rates for each annual expected cash flow) to establish the discount rates at each measurement date. At December 31, 2024, the discount rates used were as follows:
▪PBO for various plans – ranged from 5.25% to 5.73% (December 31, 2023 ranged from 4.77% to 5.05%)
▪Service cost – weighted average of 5.10% and 4.96% for our pension plans and our other postretirement plans, respectively
(2023 figures were 5.29% and 5.15%, respectively)
▪Interest cost – weighted average of 4.90% and 4.85% for our pension plans and our other postretirement plans, respectively
(2023 figures were 5.09% and 5.03%, respectively)
In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecast of future healthcare cost trends. At December 31, 2024, our assumed rate of increase in the per capita cost of covered healthcare benefits was 8.45% for pre-65 coverage, with rates decreasing each year until reaching 4.50% in 2035 and remaining level thereafter.
Our expected return on plan assets is a long-term view based on our current asset allocation and a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary. For 2024 and 2023, the expected return on plan assets used to measure plan benefit costs was set at 4.85% and 4.85%, respectively. For 2025, the preliminary expected return on plan assets is 5.90%.
DEFINED CONTRIBUTION PLANS
In addition to our pension and postretirement plans, we sponsor seven defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $87.5 million, $79.2 million and $68.2 million in 2024, 2023 and 2022, respectively.

Part II	94

NOTE 11: INCENTIVE PLANS
SHARE-BASED COMPENSATION PLANS
Our 2016 Omnibus Long-term Incentive Plan (Plan) authorizes the granting of performance shares, restricted shares, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and nonemployee directors. The maximum number of shares that may be issued under the Plan is 8,000,000, of which 4,396,033 shares remain under this authorization as of December 31, 2024.
PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock but carries no voting rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of the number of units awarded on the date of grant. Payment is based upon the outcome of performance and/or market conditions. Awards vest on December 31 of the third year after date of grant. Vesting is accelerated upon death, disability, or change of control and the awards become non-forfeitable upon reaching retirement age — all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to performance share awards amounted to $30.4 million, $40.1 million and $23.2 million in 2024, 2023 and 2022, respectively.
The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Performance Shares
Nonvested at January 1, 2024	227,472	$180.13
Granted	110,240	247.00
Vested	(105,541)	185.31
Canceled/forfeited	(8,625)	207.00
Nonvested at December 31, 2024	223,546	$209.62
During 2023 and 2022, the weighted-average grant date fair value of performance shares granted was $175.46 and $185.31, respectively.
The aggregate values for distributed performance share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed performance shares for the years ended December 31 are as follows:

in millions	2024	2023	2022
Aggregate value of distributed performance shares	$45.3	$24.8	$33.4
RESTRICTED SHARES — Each restricted share unit is equal to and paid in one share of our common stock but carries no voting rights. Awards vest on the third anniversary of the grant date. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to restricted share awards amounted to $15.1 million, $16.5 million and $11.6 million in 2024, 2023 and 2022, respectively.
The fair value of restricted shares is estimated as of the date of grant based on the stock price adjusted for dividends foregone (for restricted share units that do not accrue dividends). The following table summarizes the activity for nonvested restricted share units during the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted Stock Units
Nonvested at January 1, 2024	236,673	$175.29
Granted	71,087	247.00
Vested	(61,320)	166.42
Canceled/forfeited	(10,864)	200.35
Nonvested at December 31, 2024	235,576	$198.08
During 2023 and 2022, the weighted-average grant date fair value of restricted shares granted was $175.46 and $184.49, respectively.

Part II	95

The aggregate values for distributed restricted share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed restricted shares for the years ended December 31 are as follows:

in millions	2024	2023	2022
Aggregate value of distributed restricted shares	$15.6	$11.1	$15.7
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

	2024	2023	2022
SOSARs
Fair value	$86.32	$72.39	$60.57
Risk-free interest rate	1.94%	3.90%	2.02%
Dividend yield	0.84%	0.79%	0.77%
Volatility	28.81%	28.88%	26.68%
Expected term (years)	9.0	9.0	9.0
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
A summary of our SOSAR activity as of December 31, 2024 and changes during the year are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
SOSARs
Outstanding at January 1, 2024	533,457	$134.35
Granted	60,730	253.43
Exercised	(168,420)	106.43
Forfeited or expired	0	0.00
Outstanding at December 31, 2024	425,767	$162.38	5.83	$40.9
Exercisable at December 31, 2024	303,269	$140.10	4.76	$35.9
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money SOSARs) that would have been received by the option holders had all SOSARs been exercised on December 31, 2024. These values change based on the fair market value of our common stock. The aggregate intrinsic values of SOSARs exercised for the years ended December 31 are as follows:

in millions	2024	2023	2022
Aggregate intrinsic value of SOSARs exercised	$27.9	$25.1	$1.9
The following table presents cash received and tax benefit realized from SOSAR exercises and compensation cost recorded referable to SOSARs for the years ended December 31:

in millions	2024	2023	2022
SOSARs
Cash received from exercises	$0.0	$0.0	$0.0
Tax benefit from exercises	5.7	6.0	0.4
Compensation cost	5.1	4.0	4.0

Part II	96

NONEMPLOYEE DIRECTOR AWARDS — In addition to the share-based compensation plans for employees discussed above, we issue a limited number of stock units to our nonemployee directors annually. Expense provisions referable to nonemployee director stock units amounted to $2.8 million, $2.6 million and $2.4 million in 2024, 2023 and 2022, respectively.
CASH-BASED COMPENSATION PLANS
We have incentive plans under which cash awards may be made annually. Expense provisions under these plans referable to awards to officers and certain employees amounted to $58.8 million, $77.3 million and $42.8 million in 2024, 2023 and 2022, respectively.
NOTE 12: COMMITMENTS AND CONTINGENCIES
We have commitments in the form of unconditional purchase obligations as of December 31, 2024. These include commitments for the purchase of property, plant & equipment of $78.2 million and commitments for noncapital purchases of $146.8 million. These commitments are due as follows:

in millions	Unconditional Purchase Obligations
Property, Plant & Equipment
2025	$78.2
Thereafter	0.0
Total	$78.2
Noncapital (primarily transportation and electricity contracts)
2025	$42.4
2026–2027	56.1
2028–2029	42.3
Thereafter	6.0
Total	$146.8
Expenditures for noncapital purchases totaled $117.6 million, $120.8 million and $96.7 million in 2024, 2023 and 2022, respectively.
We have commitments in the form of minimum royalties under mineral leases as of December 31, 2024 in the amount of $237.6 million, due as follows:

in millions	Mineral Leases
Minimum Royalties
2025	$27.5
2026–2027	43.5
2028–2029	29.9
Thereafter	136.7
Total	$237.6
Expenditures for royalties under mineral leases totaled $118.6 million, $113.6 million and $109.1 million in 2024, 2023 and 2022, respectively.
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 2. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As described in Note 1 under the caption "Claims and Litigation Including Self-Insurance", our net liabilities for our self-insurance program totaled $119.6 million as of December 31, 2024.
As summarized by purpose in Note 6, our standby letters of credit totaled $104.8 million as of December 31, 2024.
As outlined in Note 7, our present value of future minimum (nonmineral) lease payments totaled $591.1 million as of December 31, 2024.
As described in Note 9, our liability for unrecognized tax benefits is $24.9 million as of December 31, 2024.
As described in Note 17, our asset retirement obligations totaled $427.4 million as of December 31, 2024.

Part II	97

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
In August 2017, the EPA informed certain members of the CPG, including Vulcan and others, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy identified in the ROD. This voluntary allocation process established an impartial third-party expert recommendation for use by the government and the participants as the basis of possible settlements, including settlements related to future remediation actions. The final allocation recommendations, which are subject to confidentiality provisions, were submitted to the EPA for its review and consideration in late December 2020. Certain PRPs, including Vulcan, thereafter received a joint confidential settlement demand from the EPA/Department of Justice (DOJ). Vulcan and certain of the other PRPs that received the joint confidential settlement demand (the Settling Defendants) reached an agreement to settle with the EPA/DOJ and negotiated a Consent Decree. The court granted the motion to enter the Consent Decree in December 2024. Vulcan’s portion of the settlement is within the immaterial loss recorded for this matter in 2015.
In July 2018, Vulcan, along with more than 100 other defendants, was sued by Occidental in United States District Court for the District of New Jersey, Newark Vicinage. Occidental is seeking cost recovery and contribution under CERCLA for costs related to the River. This lawsuit is currently stayed. In another related proceeding, Occidental filed a lawsuit in March 2023 against Vulcan and 39 other defendants in United States District Court for the District of New Jersey, Newark Vicinage seeking cost recovery and contribution under CERCLA for costs related to the upper 9 miles of the River. It is unknown at this time how the settlement and approval of the Consent Decree with the EPA/DOJ would affect the Occidental lawsuits.
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

Part II	98

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
The December 2022 Phase 2 judgment did not address numerous of Texas Brine’s claims seeking hundreds of millions of dollars in damages that were dismissed prior to trial. Texas Brine appealed those judgments. In December 2024, the Court of Appeal affirmed the dismissal of most of those damage claims but remanded the dispute to the District Court for further adjudication of an indemnity claim under one of the agreements. We cannot at this time reasonably estimate the range of liability, if any, that could result from Texas Brine's indemnity claim or should the Louisiana Supreme Court exercise jurisdiction to review any of the December 2024 appellate court rulings. At this time, we also cannot reasonably estimate a range of liability pertaining to the claims brought by the State of Louisiana.
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
Following an onsite and offsite investigation and pilot scale testing, the RWQCB approved a corrective action under a Cleanup and Abatement Order (CAO) to include leachate recovery, storm water capture and conveyance improvements, and a groundwater pump, treat and reinjection system. Certain on-site source control measures have been implemented, and the treatment system is fully operational. In October 2024, the RWQCB made a request under the CAO for a work plan to install additional monitoring wells and optimize and expand the existing on-site remediation system. This request complements expansion discussions with the EPA and other stakeholders, as part of the Alternative Design Work Plan (ADWP) which was submitted in January 2025. Currently-anticipated costs of these on-site source control activities, including those associated with this work plan, have been fully accrued.

Part II	99

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
At the EPA's request, we submitted a Supplemental Report in March 2023 and an ADWP in May 2023. Similar to the PDI Evaluation Report, the Supplemental Report and ADWP identified expansion of the onsite Hewitt remedy in conjunction with the offsite treatment being performed by LADWP as the preferred option for addressing contamination in offsite areas, instead of the two wells proposed by the EPA. In conjunction with its review of the Supplemental Report, the EPA held an initial meeting with stakeholders, including LADWP, in November 2023 and has requested additional meetings to determine a path forward.
In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the treatment system it is building originated from the Hewitt Landfill and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing and implementing the second interim remedy. During the fourth quarter of 2021, we completed a partial settlement with Honeywell related to certain of the costs that Honeywell has incurred for an immaterial amount. In March 2023, Honeywell filed a lawsuit against Vulcan and a third party alleging that Honeywell has incurred more than $11 million in costs to resolve its liability to the EPA and that it estimates that it will spend in excess of $100 million to construct and operate its water treatment system. Honeywell seeks an "equitable share of necessary response costs" from Vulcan and the third party, which claims indemnity from Vulcan. Discussions are ongoing with Honeywell regarding the reasonable costs Honeywell has incurred. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. Based on this technical information and recent settlement discussions, we have accrued an immaterial amount for our contribution of costs anticipated to be incurred by Honeywell. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area.
Further, LADWP is constructing two new production and treatment facilities at city wellfields located near the Hewitt Landfill — the NHW wellfield and the RT wellfield (also referred to as the NHW treatment system and North Hollywood Central (NHC) treatment system, respectively). LADWP has alleged that the Hewitt Landfill is one of the primary sources of contamination at the NHW treatment system and one of the sources of contamination at the NHC treatment system. According to information available on the California State Water Resources Control Board (SWRCB) website, the capital cost of the NHW treatment system is estimated at $92 million, and the capital cost of the NHC treatment system is estimated at $245 million. The NHW system commenced operation in late 2024, and the NHC system is expected to commence operation in 2025. Both systems will incur costs for operation and maintenance. LADWP has applied for and received substantial funding to contribute to both treatment systems from grants of Proposition 1 bond funding from the SWRCB. According to information available on the SWRCB website, the bond money obtained for the NHW treatment system is $46 million, and the bond money obtained for the NHC treatment system is $95 million.
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

Part II	100

As required by Article 1118 of NAFTA, we sought to settle this dispute with Mexico through consultations. Notwithstanding our good faith efforts to resolve the dispute amicably, we were unable to do so and filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) in December 2018. In January 2019, ICSID registered our Request for Arbitration.
A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown (see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Known Trends or Uncertainties"). In July 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. A hearing on the merits of the ancillary claim took place in August 2023. We expect that the NAFTA arbitration tribunal will issue a decision on the claim and ancillary claim during the first half of 2025.
At this time, there can be no assurance whether we will be successful in our NAFTA claim and ancillary claim, and we cannot quantify the amount we may recover, if any, under this arbitration proceeding if we are successful.
It is not possible to predict the ultimate outcome of these and other legal proceedings in which we are involved, and a number of factors, including developments in ongoing discovery or adverse rulings, or the verdict of a particular jury, could cause actual losses to differ materially from accrued costs. No liability was recorded for claims and litigation for which a loss was determined to be only reasonably possible or for which a loss could not be reasonably estimated. Legal costs incurred in defense of lawsuits are expensed as incurred. In addition, losses on certain claims and litigation described above may be subject to limitations on a per occurrence basis by excess insurance, as described in Note 1 under the caption "Claims and Litigation Including Self-Insurance."
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
There were no shares held in treasury as of December 31, 2024, 2023 and 2022.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the years ended December 31 are summarized below:

in millions, except average cost	2024	2023	2022
Number of shares purchased and retired	0.3	1.0	0.0
Total purchase price [1]	$68.8	$200.0	$0.0
Average cost per share	$254.71	$204.52	$0.00
1The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of December 31, 2024, 6,817,118 shares may be purchased under the current authorization of our Board of Directors.
Dividends for the years ended December 31 were as follows:

in millions, except per share data	2024	2023	2022
Cash dividends	$244.4	$228.4	$212.6
Cash dividends per share	$1.84	$1.72	$1.60
Total equity as presented in the consolidated financial statements for the year ended December 31, 2024 includes a noncontrolling interest of $23.9 million, representing the unowned portion of a subsidiary. See Note 1 under the caption "Noncontrolling Interest" for additional discussion.

Part II	101

NOTE 14: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.
Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, at December 31, are as follows:

in millions	2024	2023	2022
Cash flow hedges	$(17.7)	$(19.4)	$(21.0)
Pension and postretirement plans	(109.7)	(124.4)	(133.7)
Total AOCI	$(127.4)	$(143.8)	$(154.7)
Changes in AOCI, net of tax, for the three years ended December 31, 2024 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
AOCI Balances at December 31, 2021	$(22.5)	$(130.2)	$(152.7)
Other comprehensive income (loss) before reclassifications	0.0	(6.5)	(6.5)
Amounts reclassified from AOCI	1.5	3.0	4.5
Net OCI changes	1.5	(3.5)	(2.0)
AOCI Balances at December 31, 2022	$(21.0)	$(133.7)	$(154.7)
Other comprehensive income (loss) before reclassifications	0.0	4.2	4.2
Amounts reclassified from AOCI	1.6	5.1	6.7
Net OCI changes	1.6	9.3	10.9
AOCI Balances at December 31, 2023	$(19.4)	$(124.4)	$(143.8)
Other comprehensive income (loss) before reclassifications	0.0	9.7	9.7
Amounts reclassified from AOCI	1.7	5.0	6.7
Net OCI changes	1.7	14.7	16.4
AOCI Balances at December 31, 2024	$(17.7)	$(109.7)	$(127.4)
Amounts reclassified from AOCI to earnings are as follows:

in millions	2024	2023	2022
Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$2.2	$2.1	$2.0
Benefit from income taxes	(0.5)	(0.5)	(0.5)
Total	$1.7	$1.6	$1.5
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$6.8	$6.9	$4.0
Benefit from income taxes	(1.8)	(1.8)	(1.0)
Total	$5.0	$5.1	$3.0
Total reclassifications from AOCI to earnings	$6.7	$6.7	$4.5

Part II	102

NOTE 15: SEGMENT REPORTING
Our operating segments are based on our internal management reporting structure. Our chief operating decision maker (CODM), the Chairman and Chief Executive Officer, evaluates our operating results through reportable segment gross profit. This financial metric is used to review operating trends, perform analytical comparisons between periods and monitor budget-to-actual variances on a monthly basis in order to assess performance and allocate resources.
We continually assess our internal management reporting structure and the financial information evaluated by our CODM to determine whether any changes have occurred that would impact segment reporting. During the first quarter of 2024, we reorganized the financial information provided to our CODM. As a result, we now report our calcium operation within our Aggregates reporting segment to align with our new reporting structure. All prior period segment information has been revised to conform to the current presentation. This change in our reporting segments had no impact on previously reported consolidated financial results.
We have three operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt and Concrete. Management reviews earnings from these reporting segments principally at the gross profit level.
The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services. During 2024, the Aggregates segment principally served markets in twenty-three states, the U.S. Virgin Islands, Washington D.C., Freeport (Bahamas), British Columbia (Canada), Puerto Cortés (Honduras) and Quintana Roo (Mexico) — see Note 12, NAFTA Arbitration — with a full line of aggregates. Aggregates are used primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-price ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available.
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
The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Total domestic revenues were $7,401.0 million, $7,769.7 million and $7,263.9 million in 2024, 2023 and 2022, respectively. Nondomestic Aggregates segment revenues were $16.7 million, $12.2 million and $51.3 million in 2024, 2023 and 2022, respectively; there were no significant nondomestic revenues in our Asphalt or Concrete segments. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $501.4 million, $524.1 million and $534.2 million in 2024, 2023 and 2022, respectively. Equity method investments of $26.6 million in 2024, $26.6 million in 2023 and $26.5 million in 2022 are included in the identifiable assets for the Aggregates segment and in investments and long-term receivables on the accompanying Consolidated Balance Sheets.

Part II	103

SEGMENT FINANCIAL DISCLOSURE

in millions	2024	2023	2022
Total Revenues
Aggregates [1]	$5,949.6	$5,918.9	$5,280.6
Asphalt [2]	1,245.6	1,140.7	990.2
Concrete [3]	653.5	1,249.3	1,593.9
Segment sales	$7,848.7	$8,308.9	$7,864.7
Aggregates intersegment sales	(431.0)	(527.0)	(549.5)
Total revenues	$7,417.7	$7,781.9	$7,315.2
Cost of Revenues
Aggregates	$(3,701.9)	$(3,655.1)	$(3,320.0)
Asphalt	(1,075.5)	(991.1)	(932.9)
Concrete [3]	(640.7)	(1,187.2)	(1,504.6)
Total	$(5,418.1)	$(5,833.4)	$(5,757.5)
Gross Profit
Aggregates	$1,816.7	$1,736.8	$1,411.1
Asphalt	170.1	149.6	57.3
Concrete [3]	12.8	62.1	89.3
Total	$1,999.6	$1,948.5	$1,557.7
Reconciliation to Pretax Earnings
Selling, administrative and general expenses	$(531.1)	$(542.8)	$(515.1)
Other operating income (expense), net	(104.0)	21.7	(91.2)
Other nonoperating income (expense), net	(22.1)	(2.7)	5.1
Interest expense, net	(170.3)	(179.6)	(168.4)
Earnings from continuing operations before income taxes	$1,172.1	$1,245.1	$788.1
1Includes product sales, as well as freight & delivery costs that we pass along to our customers, and service revenues (see Note 2) related to our aggregates business.
2Includes product sales, as well as service revenues (see Note 2) from our asphalt construction paving business.
3The decreases in the Concrete segment are primarily due to the 2022 divestiture of concrete operations in New Jersey, New York and Pennsylvania and the 2023 divestiture of concrete operations in Texas. See Note 19 for additional information.

Part II	104

SEGMENT FINANCIAL DISCLOSURE (CONTINUED)

in millions	2024	2023	2022
Depreciation, Depletion, Accretion & Amortization [1]
Aggregates	$515.7	$482.3	$441.3
Asphalt	44.1	35.6	35.1
Concrete	45.5	72.8	83.1
Other	26.9	26.3	28.0
Total	$632.2	$617.0	$587.5
Capital Expenditures [2]
Aggregates	$588.4	$764.9	$540.4
Asphalt	36.1	46.9	23.3
Concrete	12.2	15.8	50.4
Corporate	0.7	0.9	30.0
Total	$637.4	$828.5	$644.1
Identifiable Assets [3]
Aggregates	$14,294.6	$11,753.2	$11,579.0
Asphalt	805.7	613.4	597.6
Concrete	1,065.8	962.3	1,436.2
Total identifiable assets [4]	$16,166.1	$13,328.9	$13,612.8
General corporate	337.9	267.6	460.3
Cash and cash equivalents and restricted cash	600.8	949.2	161.5
Total assets	$17,104.8	$14,545.7	$14,234.6
1Depreciation, Depletion, Accretion & Amortization (DDA&A) for each segment is included in cost of revenues.
2Capital expenditures include changes in accruals for purchases of property, plant & equipment. Capital expenditures exclude property, plant & equipment obtained by business acquisitions.
3Certain temporarily idled assets are included within a segment's Identifiable Assets, but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.
4The increases in total identifiable assets are primarily due to acquisitions completed in 2024 (see Note 19 for additional information).
NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in millions	2024	2023	2022
Cash Payments
Interest (exclusive of amount capitalized)	$182.9	$178.7	$164.3
Income taxes	279.8	291.7	143.5
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$98.5	$64.6	$108.7
Note received from sale of business	0.9	0.0	130.0
Recognition of new and revised lease obligations:
Operating lease right-of-use assets	68.8	4.0	44.8
Finance lease right-of-use assets	4.6	2.9	3.8
Consideration payable to seller in business acquisitions	30.9	0.0	65.4

Part II	105

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
For the years ended December 31, ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

in millions	2024	2023	2022
Accretion	$14.7	$13.9	$14.1
Depreciation	12.5	9.0	9.4
Total ARO operating costs	$27.2	$22.9	$23.5
ARO operating costs are reported in cost of revenues. AROs are reported within other noncurrent liabilities in our accompanying Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our AROs for the years ended December 31 are as follows:

in millions	2024	2023
ARO balance at beginning of year	$324.1	$311.3
Liabilities incurred	42.3	0.0
Liabilities settled	(19.1)	(9.9)
Accretion expense	14.7	13.9
Revisions, net	65.4	8.8
ARO balance at end of year	$427.4	$324.1
ARO liabilities incurred during 2024 relate to those assumed in 2024 acquisitions (see Note 19). ARO revisions during 2024 primarily related to cost adjustments for a number of aggregates properties in California that are being reclaimed for alternative uses post mining.

Part II	106

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
During the third quarter of 2024, we determined that a triggering event occurred with respect to a reporting unit that includes concrete operations acquired from U.S. Concrete in 2021. We previously disclosed that the estimated fair value of this reporting unit exceeded its carrying value by less than 5%. Based on an interim goodwill impairment test, we determined that the estimated fair value of this reporting unit was less than its carrying value. As a result, we recorded an $86.6 million noncash impairment charge. In addition, during the third quarter of 2022, we recorded an interim goodwill impairment loss of $50.9 million related to the fourth quarter sale of a reporting unit comprised of concrete operations in New Jersey, New York and Pennsylvania. There were no charges for goodwill impairment in the year ended December 31, 2023. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 in our Concrete segment).
We have three reportable segments organized around our principal product lines: Aggregates, Asphalt and Concrete. Changes in the carrying amount of goodwill by reportable segment for the three years ended December 31 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total
Goodwill at December 31, 2022	$3,330.3	$91.6	$267.7	$3,689.6
Goodwill of acquired businesses [1]	(0.1)	0.0	0.0	(0.1)
Goodwill of divested businesses [1]	0.0	0.0	(157.8)	(157.8)
Goodwill at December 31, 2023	$3,330.2	$91.6	$109.9	$3,531.7
Goodwill of acquired businesses [1]	343.0	0.0	0.0	343.0
Goodwill impairment	0.0	0.0	(86.6)	(86.6)
Goodwill at December 31, 2024	$3,673.2	$91.6	$23.3	$3,788.1
1See Note 19 for acquisitions and divestitures.
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
See Note 19 for the details of the intangible assets acquired in business acquisitions. Amortization of finite-lived intangible assets is computed based on the estimated life of the intangible assets. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-sales method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no material charges for impairment of intangible assets in 2024, 2023 and 2022.

Part II	107

The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 are summarized below:

in millions	2024	2023
Gross Carrying Amount
Contractual rights in place	$1,899.0	$1,592.7
Permitting, permitting compliance and zoning rights	221.3	206.8
Other [1]	101.6	90.4
Total gross carrying amount	$2,221.9	$1,889.9
Accumulated Amortization
Contractual rights in place	$(407.0)	$(344.5)
Permitting, permitting compliance and zoning rights	(70.4)	(59.5)
Other [1]	(29.8)	(25.2)
Total accumulated amortization	$(507.2)	$(429.2)
Total Intangible Assets Subject to Amortization, net	$1,714.7	$1,460.7
Intangible Assets with Indefinite Lives	0.0	0.0
Total Intangible Assets, net	$1,714.7	$1,460.7
Amortization Expense for the Year	$83.9	$88.1
1Includes noncompetition agreements, patents, customer relationships, tradenames and trademarks.
Estimated amortization expense for the five years subsequent to December 31, 2024 is as follows:

in millions
Estimated Amortization Expense for Five Subsequent Years [1]
2025	$89.7
2026	88.2
2027	85.3
2028	83.7
2029	81.1
1Includes amortization of quarry development assets (including pre-production stripping costs) reported within other noncurrent assets in our accompanying Consolidated Balance Sheets.
NOTE 19: ACQUISITIONS AND DIVESTITURES
BUSINESS ACQUISITIONS
2024 BUSINESS ACQUISITIONS — During 2024, we acquired the following operations for total consideration of $2,297.1 million ($2,266.2 million cash and $30.9 million noncash):
▪Alabama — aggregates, asphalt mix and construction paving operations
▪California — aggregates, asphalt and ready-mixed concrete operations
▪North Carolina — aggregates operations
▪South Carolina — aggregates operations
▪Texas — asphalt mix and construction paving operations
While none of these acquisitions were individually material, our fourth quarter acquisitions of Wake Stone Corporation (Wake Stone) and Superior Ready Mix, L.P. (Superior) were collectively material. The amounts of total revenues and net earnings attributable to Vulcan from the Wake Stone and Superior acquisitions are included in our Consolidated Statement of Comprehensive Income for the year ended December 31, 2024 as follows:

in millions	2024
Actual Results
Total revenues	$13.3
Net loss attributable to Vulcan	(10.5)

Part II	108

The unaudited pro forma financial information in the table below summarizes the results of operations for Vulcan, Wake Stone and Superior as if they were combined as of January 1, 2023. The pro forma financial information does not reflect any cost savings, operating efficiencies or synergies as a result of these acquisitions. Consistent with the assumed acquisition date of January 1, 2023, the pro forma information excludes transactions between Vulcan, Wake Stone and Superior. The following pro forma information also includes: 1) charges directly attributable to the acquisitions, including acquisition related expenses of $8.5 million; 2) cost of sales related to the sale of acquired inventory marked up to fair value; 3) depreciation, depletion, amortization & accretion expense related to the mark up to fair value of acquired assets; 4) interest expense reflecting the new debt structure; and 5) tax effects of the business combination:

in millions	2024	2023
Supplemental Pro Forma Results
Total revenues	$7,810.2	$8,188.9
Net earnings attributable to Vulcan	818.2	835.9
The unaudited pro forma results above may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of 2023, nor does it intend to be a projection of future results.
These acquisitions are reported in our consolidated financial statements as of their respective acquisition dates. The fair value of consideration transferred for the Wake Stone and Superior acquisitions and the preliminary amounts (pending final appraisals of intangible assets and property, plant & equipment as well as working capital adjustments) of assets acquired and liabilities assumed are summarized below:

in millions	December 31 2024
Fair Value of Purchase Consideration
Cash	$2,059.8
Payable to seller	30.9
Total fair value of purchase consideration	$2,090.7
Identifiable Assets Acquired and Liabilities Assumed
Inventories	$28.5
Property, plant & equipment	1,918.2
Identifiable intangible assets	275.5
Other assets	60.5
Asset retirement obligations	(41.5)
Deferred tax liabilities	(311.2)
Other liabilities	(173.7)
Net identifiable assets acquired	$1,756.3
Goodwill	$334.4
As a collective result of the Wake Stone and Superior acquisitions, as well as other immaterial acquisitions completed in 2024, we recognized $306.4 million of amortizable intangible assets and $343.0 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of approximately 20 years and will be deductible for income tax purposes over 15 years. The $343.0 million of goodwill primarily represents deferred tax liabilities generated from carrying over the seller's tax basis in the assets acquired as well as synergies expected to be realized from acquiring established businesses with assets that have been assembled over a long period of time; the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $31.8 million will be deductible for income tax purposes.
2023 BUSINESS ACQUISITIONS — During 2023, we completed no business acquisitions.
2022 BUSINESS ACQUISITIONS — During 2022, including adjustments made in 2023, we purchased the following operations for total consideration of $593.7 million ($528.3 million cash and $65.4 million noncash):
▪California — aggregates, asphalt mix and ready-mixed concrete operations
▪Texas — aggregates operations
▪Virginia — ready-mixed concrete operations
▪Honduras — an aggregates operation serving limited markets along the Gulf Coast

Part II	109

DIVESTITURES AND PENDING DIVESTITURES
In 2024, we sold:
▪Fourth quarter — real estate associated with a former sales yard in Virginia resulting in a pretax gain of $36.7 million
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
▪Third quarter — excess real estate in Southern California resulting in a pretax gain of $23.5 million
No material assets met the criteria for held for sale at December 31, 2024, 2023 or 2022.

Part II	110

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
We completed the implementation of our quote to invoice system for our aggregates and asphalt operations in the third quarter of 2024. Excluding the acquisitions of Wake Stone and Superior noted below, no other changes were made during the fourth quarter of 2024 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Securities Exchange Act Rule 13a-15(f).
Under management's supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
We completed our acquisitions of Wake Stone on November 8, 2024 and Superior on December 20, 2024 and have not yet included either company in management's assessment of the effectiveness of our internal control over financial reporting. We are currently integrating both companies into our operations and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of management's assessment of the effectiveness of our disclosure controls and procedures does not include Wake Stone or Superior. Wake Stone and Superior combined constituted approximately 13.7% of our total assets as of December 31, 2024 and approximately 0.2% of our total revenues for the year ended December 31, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. Deloitte & Touche LLP's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.
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

Part II	111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING
To the shareholders and the Board of Directors of Vulcan Materials Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vulcan Materials Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
As described in Item 9A, Disclosure Controls and Procedures, management excluded from its assessment the internal control over financial reporting at Wake Stone Corporation (“Wake Stone”) and Superior Ready Mix Concrete, L.P. (“Superior”), which were acquired by Vulcan Materials Company on November 8, 2024 and December 20, 2024, respectively, and whose combined financial statements constitute 13.7% of total assets as of December 31, 2024, and approximately 0.2% of total revenues for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Superior and Wake Stone.
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
/s/ DELOITTE & TOUCHE LLP
Birmingham, Alabama
February 20, 2025

Part II	112

ITEM 9B
OTHER INFORMATION
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended December 31, 2024, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

ITEM 9C
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part II	113

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
On or about March 24, 2025, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2025 Proxy Statement”). The information under the headings “Proposal 1 - Election of Directors,” “Corporate Governance – Policies,” “Corporate Governance – Director Nomination Process,” “Corporate Governance – Committees of the Board of Directors” and “Delinquent Section 16(a) Reports” (to the extent reported therein) included in our 2025 Proxy Statement is incorporated herein by reference. See also the information about our executive officers and governance policies set forth above in Part I of this report.

ITEM 11
EXECUTIVE COMPENSATION
The information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” included in our 2025 Proxy Statement is incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” included in our 2025 Proxy Statement is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Related Persons” included in our 2025 Proxy Statement is incorporated herein by reference.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading “Independent Registered Public Accounting Firm” included in our 2025 Proxy Statement is incorporated herein by reference.

Part III	114

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

Exhibit 4(c)	Fifth Supplemental Indenture, dated March 30, 2015, between the Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 30, 2015 [1]

Exhibit 4(d)	Sixth Supplemental Indenture, dated March 14, 2017, between the Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017 [1]

Exhibit 4(e)
Seventh Supplemental Indenture, dated as of June 15, 2017, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 [1]

Exhibit 4(f)
Ninth Supplemental Indenture, dated as of May 18, 2020, between Vulcan Materials Company and Regions Bank as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020 [1]

Exhibit 4(g)
Tenth Supplemental Indenture, dated as of March 3, 2023, between Vulcan Materials Company and Regions Bank as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2023 [1]

Exhibit 4(h)
Eleventh Supplemental Indenture, dated as of November 20, 2024, between Vulcan Materials Company and Regions Bank as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 20, 2024

Exhibit 4(i)	Indenture, dated as of February 23, 2018, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2018 [1]

Part IV	115

Exhibit 4(j)	Description of Securities, filed as Exhibit 4(o) to the Company’s Annual Report on Form 10-K filed on February 24, 2023 [1]

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
Fifth Amendment to Credit Agreement, dated as of November 4, 2024, among Vulcan Materials Company, Truist Bank, as Administrative Agent, and the Revolving Credit Lenders and other parties named therein, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 4, 2024

Exhibit 10(g)	Unfunded Supplemental Benefit Plan for Salaried Employees, as amended, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2008 [1,2]

Exhibit 10(h)	Amendment No. 1 to the Unfunded Supplemental Benefit Plan for Salaried Employees filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 7, 2014 [1,2]

Exhibit 10(i)	Deferred Compensation Plan for Directors Who Are Not Employees of the Company, as amended, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 17, 2008 [1,2]

Exhibit 10(j)	Executive Deferred Compensation Plan, as amended, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]

Exhibit 10(k)	Form of Change of Control Employment Agreement dated January 1, 2016, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2016 [1,2]

Exhibit 10(l)
Vulcan Materials Company Change of Control Severance Plan for Senior Officers, effective January 1, 2016, filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K filed on February 25, 2016 [1,2]

Exhibit 10(m)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]

Exhibit 10(n)	Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-211349) filed on May 13, 2016 [1,2]

Exhibit 10(o)
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

Part IV	116

Exhibit 10(s)
Form of Performance Share Unit Award Agreement (2019) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2019 [1,2]

Exhibit 10(t)
Form of Performance Share Unit Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Exhibit 10(u)
Form of Stock-Only Appreciation Rights Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Exhibit 10(v)
Form of Restricted Stock Unit Award Agreement (2020) under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 [1,2]

Exhibit 10(w)
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020 [1,2]

Exhibit 19	Insider Trading Policy

Exhibit 21	List of the Company's material subsidiaries as of December 31, 2024

Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 95	MSHA Citations and Litigation

Exhibit 97	Clawback Policy, filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 22, 2024 [1]

Exhibit 101
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) the Notes to Consolidated Financial Statements

Exhibit 104	Cover Page Interactive Data File – the cover page from this Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in iXBRL (contained in Exhibit 101)
1Incorporated by reference.
2Management contract or compensatory plan.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

ITEM 16
FORM 10-K SUMMARY
We have chosen not to include an optional summary of the information required by this Form 10-K.

Part IV	117

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2025.

VULCAN MATERIALS COMPANY

/s/ J. Thomas Hill
J. Thomas Hill
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Thomas Hill	Chairman and Chief Executive Officer (Principal Executive Officer)	February 20, 2025
/s/ Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2025
/s/ Randy L. Pigg	Vice President, Controller (Principal Accounting Officer)	February 20, 2025

/s/ Melissa H. Anderson	Director	February 20, 2025
/s/ Thomas A. Fanning	Director	February 20, 2025
/s/ O. B. Grayson Hall, Jr.	Director	February 20, 2025
/s/ Cynthia L. Hostetler	Director	February 20, 2025
/s/ Lydia H. Kennard	Director	February 20, 2025
/s/ Richard T. O'Brien	Director	February 20, 2025
/s/ James T. Prokopanko	Director	February 20, 2025
/s/ Kathleen L. Quirk	Director	February 20, 2025
/s/ David P. Steiner	Director	February 20, 2025
/s/ Lee J. Styslinger, III	Director	February 20, 2025
/s/ George Willis	Director	February 20, 2025

/s/ Denson N. Franklin III	Attorney-in-Fact	February 20, 2025

Part IV	118