Form 10-Q
period 2025-03-31
Vulcan Materials CO
filed 2025-04-30
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at April 22, 2025
Common Stock, $1 Par Value	132,103,516

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2025
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	March 31 2025	December 31 2024	March 31 2024
in millions
Assets
Cash and cash equivalents	$181.3	$559.7	$292.4
Restricted cash	11.6	41.1	7.7
Accounts and notes receivable, gross	941.9	905.5	900.4
Allowance for credit losses	(13.0)	(13.2)	(14.3)
Accounts and notes receivable, net	928.9	892.3	886.1
Inventories	721.0	681.8	647.2
Other current assets	83.1	90.8	74.2
Total current assets	1,925.9	2,265.7	1,907.6
Investments and long-term receivables	31.3	31.3	31.4
Property, plant & equipment, cost	14,534.2	14,516.8	11,949.3
Allowances for depreciation, depletion & amortization	(6,152.9)	(6,055.3)	(5,740.0)
Property, plant & equipment, net	8,381.3	8,461.5	6,209.3
Operating lease right-of-use assets, net	566.0	526.4	512.4
Goodwill	3,815.0	3,788.1	3,531.7
Other intangible assets, net	1,846.3	1,883.0	1,604.5
Other noncurrent assets	146.3	148.8	114.0
Total assets	$16,712.1	$17,104.8	$13,910.9
Liabilities
Current maturities of long-term debt	0.5	400.5	0.5
Trade payables and accruals	354.7	407.0	320.9
Other current liabilities	441.7	431.6	374.8
Total current liabilities	796.9	1,239.1	696.2
Long-term debt	4,907.9	4,906.9	3,330.7
Deferred income taxes, net	1,331.4	1,336.5	1,027.3
Deferred revenue	136.2	137.8	143.6
Noncurrent operating lease liabilities	556.1	521.4	508.2
Other noncurrent liabilities	825.1	820.6	688.3
Total liabilities	$8,553.6	$8,962.3	$6,394.3
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 132.1, 132.1 and 132.3 shares, respectively	132.1	132.1	132.3
Capital in excess of par value	2,889.2	2,900.1	2,865.0
Retained earnings	5,238.8	5,213.8	4,636.7
Accumulated other comprehensive loss	(126.0)	(127.4)	(142.1)
Total shareholders' equity	8,134.1	8,118.6	7,491.9
Noncontrolling interest	24.4	23.9	24.7
Total equity	$8,158.5	$8,142.5	$7,516.6
Total liabilities and equity	$16,712.1	$17,104.8	$13,910.9
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Unaudited	Three Months Ended March 31
in millions, except per share data	2025	2024
Total revenues	$1,634.6	$1,545.7
Cost of revenues	(1,269.3)	(1,240.8)
Gross profit	365.3	304.9
Selling, administrative and general expenses	(138.3)	(129.7)
Gain on sale of property, plant & equipment and businesses	7.4	0.6
Other operating expense, net	(8.0)	(2.9)
Operating earnings	226.4	172.9
Other nonoperating expense, net	(2.6)	(0.3)
Interest expense, net	(59.7)	(39.1)
Earnings from continuing operations before income taxes	164.1	133.5
Income tax expense	(33.8)	(28.9)
Earnings from continuing operations	130.3	104.6
Loss on discontinued operations, net of tax	(0.9)	(1.7)
Net earnings	129.4	102.9
Earnings attributable to noncontrolling interest	(0.5)	(0.2)
Net earnings attributable to Vulcan	$128.9	$102.7
Other comprehensive income, net of tax
Amortization of accumulated cash flow hedge losses	0.4	0.4
Amortization of accumulated benefit plan costs	1.0	1.3
Other comprehensive income	1.4	1.7
Comprehensive income	130.8	104.6
Comprehensive earnings attributable to noncontrolling interest	(0.5)	(0.2)
Comprehensive income attributable to Vulcan	$130.3	$104.4
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$0.98	$0.79
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.97	$0.78
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$0.98	$0.78
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.97	$0.77
Weighted-average common shares outstanding
Basic	132.4	132.4
Assuming dilution	133.0	133.1
Effective tax rate from continuing operations	20.6%	21.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited	Three Months Ended March 31
in millions	2025	2024
Operating Activities
Net earnings	$129.4	$102.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	186.4	150.9
Noncash operating lease expense	13.5	12.9
Net gain on sale of property, plant & equipment and businesses	(7.4)	(0.6)
Contributions to pension plans	(1.2)	(1.7)
Share-based compensation expense	13.9	9.1
Deferred income taxes, net	(1.8)	(2.1)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(85.2)	(102.2)
Other, net	3.9	4.2
Net cash provided by operating activities	$251.5	$173.4
Investing Activities
Purchases of property, plant & equipment	(168.0)	(152.8)
Proceeds from sale of property, plant & equipment	17.7	1.4
Proceeds from sale of businesses	19.0	0.0
Payment for businesses acquired, net of acquired cash and adjustments	4.7	(12.3)
Other, net	0.1	(0.1)
Net cash used for investing activities	$(126.5)	$(163.8)
Financing Activities
Payment of current maturities and long-term debt	(400.4)	(550.4)
Payment of finance leases	(2.9)	(3.6)
Purchases of common stock	(38.1)	(18.8)
Dividends paid	(66.0)	(62.0)
Share-based compensation, shares withheld for taxes	(25.4)	(23.8)
Other, net	(0.1)	(0.1)
Net cash used for financing activities	$(532.9)	$(658.7)
Net decrease in cash and cash equivalents and restricted cash	(407.9)	(649.1)
Cash and cash equivalents and restricted cash at beginning of year	600.8	949.2
Cash and cash equivalents and restricted cash at end of period	$192.9	$300.1
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
BASIS OF PRESENTATION
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards, if any, as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
Operating results for the three month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after March 31, 2025 will be reflected in management’s estimates for future periods.
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
INVENTORIES
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	March 31 2025	December 31 2024	March 31 2024
Finished products	$570.3	$534.6	$512.7
Raw materials	65.7	69.7	58.7
Products in process	10.3	9.0	6.8
Operating supplies and other	74.7	68.5	69.0
Total inventories	$721.0	$681.8	$647.2

DISCONTINUED OPERATIONS
In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

in millions	Three Months Ended March 31
	2025	2024
Pretax loss	$(1.3)	$(2.3)
Income tax benefit	0.4	0.6
Loss on discontinued operations, net of tax	$(0.9)	$(1.7)
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
EARNINGS PER SHARE (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended March 31
in millions	2025	2024
Weighted-average common shares outstanding	132.4	132.4
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.1	0.2
Other stock compensation awards	0.5	0.5
Weighted-average common shares outstanding, assuming dilution	133.0	133.1
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended March 31
in millions	2025	2024
Antidilutive common stock equivalents	0.1	0.1
RECLASSIFICATIONS
Capitalized quarry development costs of $158.7 million and $168.3 million at March 31, 2024 and December 31, 2024, respectively, were reclassified from Other noncurrent assets to Other intangible assets, net in our Condensed Consolidated Balance Sheet to conform to our current presentation.

NOTE 2: LEASES
Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	March 31 2025	December 31 2024	March 31 2024
Assets
Operating lease ROU assets		$711.9	$673.2	$641.8
Accumulated amortization		(145.9)	(146.8)	(129.4)
Operating leases, net	Operating lease right-of-use assets, net	566.0	526.4	512.4
Finance lease ROU assets		52.2	54.7	60.4
Accumulated depreciation		(23.8)	(24.3)	(21.5)
Finance leases, net	Property, plant & equipment, net	28.4	30.4	38.9
Total lease assets		$594.4	$556.8	$551.3
Liabilities
Current
Operating	Other current liabilities	$51.2	$49.3	$47.3
Finance	Other current liabilities	10.7	10.7	11.7
Noncurrent
Operating	Noncurrent operating lease liabilities	556.1	521.4	508.2
Finance	Other noncurrent liabilities	6.9	9.7	14.6
Total lease liabilities		$624.9	$591.1	$581.8
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		18.7	18.9	19.4
Finance leases		2.1	2.2	2.5
Weighted-average discount rate
Operating leases		4.7%	4.5%	4.4%
Finance leases		3.4%	3.2%	2.6%
Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options by the end of the current year.
The components of lease expense are as follows:

	Three Months Ended March 31
in millions	2025	2024
Finance lease cost
Depreciation of right-of-use assets	$2.1	$2.5
Interest on lease liabilities	0.2	0.2
Operating lease cost	20.4	18.8
Short-term lease cost [1]	12.1	11.1
Variable lease cost	4.0	5.3
Sublease income	(0.9)	(0.8)
Sale and leaseback gain	(4.6)	0.0
Total lease expense	$33.3	$37.1
1Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).
Cash paid for operating leases was $20.0 million and $18.4 million for the three months ended March 31, 2025 and 2024, respectively. Cash paid for finance leases (principal and interest) was $3.1 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 3: INCOME TAXES
Our estimated annual effective tax rate (EAETR) is based on full-year expectations of pretax earnings, statutory tax rates and permanent differences between book and tax accounting such as percentage depletion. For interim financial reporting, we calculate our quarterly income tax provision in accordance with the EAETR. Each quarter, we update our EAETR based on our revised full-year expectation of pretax earnings and calculate the income tax provision so that the year-to-date income tax provision reflects the EAETR. Significant judgment is required in determining our EAETR. Certain taxes may be computed outside of the EAETR and recognized when the event occurs, such as payments of share-based awards and significant, unusual, or infrequently occurring events.
In the first quarter of 2025, we recorded income tax expense from continuing operations of $33.8 million compared to $28.9 million in the first quarter of 2024. The increase in tax expense was primarily due to an increase in pretax earnings.
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2024, Calica had deferred tax assets (including net operating losses) of $27.5 million against which we have a full valuation allowance recorded. In 2025, we project a $6.7 million increase in deferred tax assets against which we have recorded a valuation allowance. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2035 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
We project Alabama NOL carryforward deferred tax assets at December 31, 2025 of $57.6 million against which we have a valuation allowance of $42.7 million. We expect $7.0 million of the Alabama NOL carryforward to expire in 2025 resulting in a tax benefit of $1.0 million (recorded as a component of the EAETR) over the previous amount of valuation allowance recorded. Almost all of the Alabama NOL carryforward would expire between 2025 and 2029 if not utilized.
A summary of our deferred tax assets and liabilities is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Our segment total revenues by geographic market for the three month periods ended March 31, 2025 and 2024 are disaggregated as follows:

	Three Months Ended March 31, 2025
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$395.9	$24.3	$70.3	$490.5
Gulf Coast revenues	738.6	52.4	1.6	792.6
West revenues	201.4	132.0	105.1	438.5
Segment sales	$1,335.9	$208.7	$177.0	$1,721.6
Intersegment sales	(87.0)	0.0	0.0	(87.0)
Total revenues [1]	$1,248.9	$208.7	$177.0	$1,634.6

	Three Months Ended March 31, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$339.0	$22.7	$75.9	$437.6
Gulf Coast revenues	756.3	42.5	2.1	800.9
West revenues	196.0	121.0	70.3	387.3
Segment sales	$1,291.3	$186.2	$148.3	$1,625.8
Intersegment sales	(80.1)	0.0	0.0	(80.1)
Total revenues [1]	$1,211.2	$186.2	$148.3	$1,545.7
1The geographic markets are defined by states/countries as follows:
East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia and Washington D.C.
Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, U.S. Virgin Islands, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)
West market — Arizona, California, Hawaii, New Mexico and British Columbia (Canada)
Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $44.8 million (2.7% of total revenues) and $36.5 million (2.4% of total revenues) for the three months ended March 31, 2025 and 2024, respectively.
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

Freight & delivery revenues are as follows:

	Three Months Ended March 31
in millions	2025	2024
Total revenues	$1,634.6	$1,545.7
Freight & delivery revenues [1]	(219.8)	(221.8)
Total revenues excluding freight & delivery	$1,414.8	$1,323.9
1Includes freight & delivery to remote distribution sites.
CONSTRUCTION PAVING SERVICE REVENUES
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at March 31, 2025 and 2024 were $229.9 million and $158.6 million, respectively. The remaining period to complete the obligations at March 31, 2025 ranged from 1 month to 45 months.
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
Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended March 31
in millions	2025	2024
Deferred revenue balance at beginning of period	$145.3	$152.8
Revenue recognized from deferred revenue	(1.6)	(1.7)
Deferred revenue balance at end of period	$143.7	$151.1
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending March 31, 2026 (reflected in other current liabilities in our March 31, 2025 Condensed Consolidated Balance Sheet).

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

in millions	March 31 2025	December 31 2024	March 31 2024
Level 1 Fair Value
Rabbi Trust
Mutual funds	$36.2	$31.1	$31.1
Total	$36.2	$31.1	$31.1
Level 2 Fair Value
Rabbi Trust
Money market mutual fund	$3.6	$0.3	$0.8
Total	$3.6	$0.3	$0.8
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
Net gains of the Rabbi Trusts’ investments were $0.3 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at March 31, 2025 and 2024 were a loss of $3.1 million and a gain of $2.3 million, respectively.
The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Note 6 and Note 7, respectively.
NOTE 6: DERIVATIVE INSTRUMENTS
During the normal course of operations, we are exposed to market risks including interest rates, foreign currency exchange rates and commodity prices. From time to time, we use derivative instruments to balance the cost and risk of such expenses. We do not use derivative instruments for trading or other speculative purposes.
In prior periods, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these cash flow hedges is deferred (recorded in accumulated other comprehensive income (AOCI)) and amortized to interest expense over the term of the related debt.
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended March 31
		2025	2024
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$(0.6)	$(0.5)
For the twelve-month period ending March 31, 2026, we estimate that $2.4 million of the $17.3 million net of tax loss in AOCI will be reclassified to interest expense.

NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	March 31 2025	December 31 2024	March 31 2024
Bank line of credit expires 2029 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2029 [1]		0.0	0.0	0.0
Total short-term debt		$0.0	$0.0	$0.0
Bank line of credit expires 2029 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2029 [1]		550.0	550.0	550.0
4.50% notes due 2025		0.0	400.0	400.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
4.95% notes due 2029	5.17%	500.0	500.0	0.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
5.35% notes due 2034	5.48%	750.0	750.0	0.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
5.70% notes due 2054	5.82%	750.0	750.0	0.0
Other notes		0.6	1.0	1.0
Total long-term debt - face value		$4,990.7	$5,391.1	$3,391.1
Unamortized discounts and debt issuance costs		(82.3)	(83.7)	(59.9)
Total long-term debt - book value		$4,908.4	$5,307.4	$3,331.2
Current maturities		(0.5)	(400.5)	(0.5)
Total long-term debt - reported value		$4,907.9	$4,906.9	$3,330.7
Estimated fair value of long-term debt		$4,794.5	$4,762.6	$3,205.2
1Borrowings on the bank line of credit and commercial paper are classified as short-term if we intend to repay within twelve months and as long-term if we have the intent and ability to extend payment beyond twelve months.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1.4 million and $3.5 million of net interest expense for these items for the three months ended March 31, 2025 and 2024, respectively.
LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM
Our $1,600.0 million commercial paper program was established in August 2022 and matures in November 2029. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of March 31, 2025, we had $550.0 million in long-term commercial paper borrowings with a 4.69% effective interest rate.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of March 31, 2025, we were in compliance with the line of credit covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of March 31, 2025, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of March 31, 2025, our available borrowing capacity under the line of credit was $1,576.1 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$23.9 million was used to support standby letters of credit
TERM DEBT
All of our $4,990.7 million (face value) of term debt (which includes $550.0 million of commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of March 31, 2025, we were in compliance with all term debt covenants.

In November 2024, we issued $500.0 million of 4.95% senior notes due 2029, $750.0 million of 5.35% senior notes due 2034 and $750.0 million of 5.70% senior notes due 2054. Total proceeds of $1,975.0 million (net of discounts and transaction costs), together with cash on hand, were used to provide liquidity for acquisitions in 2024 and debt maturing in 2025.
In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.
STANDBY LETTERS OF CREDIT
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Except for $9.6 million of letters of credit related to acquisitions completed in 2024, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2025 are summarized by purpose in the table below:

in millions
Risk management insurance	$10.1
Reclamation/restoration requirements	23.4
Total standby letters of credit	$33.5
NOTE 8: COMMITMENTS AND CONTINGENCIES
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the operating interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As stated in Note 2, our lease liabilities totaled $624.9 million as of March 31, 2025.
As summarized by purpose in Note 7, our standby letters of credit totaled $33.5 million as of March 31, 2025.
As described in Note 9, our asset retirement obligations totaled $429.5 million as of March 31, 2025.
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

in millions	March 31 2025	December 31 2024	March 31 2024
Continuing operations	$47.7	$47.9	$33.2
Retained from former Chemicals business	8.3	8.3	8.3
Total accrued environmental remediation costs	$56.0	$56.2	$41.5
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
In August 2017, the EPA informed certain members of the CPG, including Vulcan and others, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy identified in the ROD. This voluntary allocation process established an impartial third-party expert recommendation for use by the government and the participants as the basis of possible settlements, including settlements related to future remediation actions. The final allocation recommendations, which are subject to confidentiality provisions, were submitted to the EPA for its review and consideration in late December 2020. Certain PRPs, including Vulcan, thereafter received a joint confidential settlement demand from the EPA/Department of Justice (DOJ). Vulcan and certain of the other PRPs that received the joint confidential settlement demand (the Settling Defendants) reached an agreement to settle with the EPA/DOJ and negotiated a Consent Decree. The court granted the motion to enter the Consent Decree in December 2024. Occidental thereafter filed an appeal challenging the entry of the Consent Decree. The appeal remains pending. Vulcan’s portion of the settlement is within the immaterial loss recorded for this matter in 2015.
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
The December 2022 Phase 2 judgment did not address numerous of Texas Brine’s claims seeking hundreds of millions of dollars in damages that were dismissed prior to trial. Texas Brine appealed those judgments. In December 2024, the Court of Appeal affirmed the dismissal of most of those damage claims but remanded the dispute to the District Court for further adjudication of an indemnity claim under one of the agreements. Vulcan and Texas Brine have each sought discretionary review of the Court of Appeal's December 2024 rulings. We cannot at this time reasonably estimate the range of liability, if any, that could result from Texas Brine's indemnity claim or should the Louisiana Supreme Court exercise jurisdiction to review any of the December 2024 appellate court rulings. At this time, we also cannot reasonably estimate a range of liability pertaining to the claims brought by the State of Louisiana.
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
At the EPA's request, we submitted a draft Supplemental Report in March 2023 and a draft ADWP in May 2023. Similar to the PDI Evaluation Report, the draft Supplemental Report and draft ADWP identified expansion of the onsite Hewitt remedy in conjunction with the offsite treatment being performed by LADWP as the preferred option for addressing contamination in offsite areas, instead of the two wells proposed by the EPA. In conjunction with its review of the draft Supplemental Report, the EPA held an initial meeting with stakeholders, including LADWP, in November 2023. Since that time, Vulcan has participated in several additional meetings and responded to several rounds of comments. After receiving final comments from the LADWP, EPA and the RWQCB, Vulcan submitted a final Supplemental Report to the EPA in April 2025.
In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the treatment system it is building originated from the Hewitt Landfill and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing and implementing the second interim remedy. During the fourth quarter of 2021, we completed a partial settlement with Honeywell related to certain costs that Honeywell has incurred for an immaterial amount. In March 2023, Honeywell filed a lawsuit against Vulcan and a third party alleging that Honeywell has incurred more than $11 million in costs to resolve its liability to the EPA and that it estimates that it will spend in excess of $100 million to construct and operate its water treatment system. Honeywell seeks an "equitable share of necessary response costs" from Vulcan and the third party, which claims indemnity from Vulcan. Discussions are ongoing with Honeywell regarding the reasonable costs Honeywell has incurred. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. Based on this technical information and recent settlement discussions, we have accrued an immaterial amount for our contribution of costs anticipated to be incurred by Honeywell. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area.
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
A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown (see Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Known Trends or Uncertainties"). In July 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. A hearing on the merits of the ancillary claim took place in August 2023. We expect that the NAFTA arbitration tribunal will issue a decision on the claim and ancillary claim during 2025.
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
NOTE 9: ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets, including legal obligations for land reclamation. Recognition of a liability for an ARO is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The ARO liability is accreted through charges to operating expenses. If the ARO liability is settled for a value other than the carrying amount of the liability, we recognize a gain or loss on settlement.
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended March 31
in millions	2025	2024
Accretion	$4.3	$3.5
Depreciation	3.9	2.4
Total ARO operating costs	$8.2	$5.9
ARO operating costs are reported in cost of revenues. ARO liabilities are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our ARO liabilities are as follows:

	Three Months Ended March 31
in millions	2025	2024
ARO liability balance at beginning of period	$427.4	$324.1
Liabilities incurred	0.0	0.0
Liabilities settled	(5.9)	(1.8)
Accretion expense	4.3	3.5
Revisions, net	3.7	(0.1)
ARO liability balance at end of period	$429.5	$325.7
The increase in ARO liabilities from the prior year primarily relates to acquisitions completed in 2024 (see Note 16) and cost adjustments for a number of aggregates properties in California that are being reclaimed for alternative uses post mining.

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
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended March 31
in millions	2025	2024
Service cost	$0.5	$0.7
Interest cost	8.3	8.2
Expected return on plan assets	(7.8)	(7.1)
Amortization of prior service cost	0.0	0.3
Amortization of actuarial loss	1.2	1.2
Net periodic pension benefit cost	$2.2	$3.3
Pretax amortization from AOCI	$1.2	$1.5
The contributions to pension plans for the three months ended March 31, 2025 and 2024, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31
in millions	2025	2024
Service cost	$0.6	$0.6
Interest cost	0.5	0.5
Amortization of prior service cost	0.4	0.4
Amortization of actuarial gain	(0.3)	(0.2)
Net periodic postretirement benefit cost	$1.2	$1.3
Pretax amortization from AOCI	$0.1	$0.2
DEFINED CONTRIBUTION PLANS
In addition to our pension and postretirement plans, we sponsor seven defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $17.0 million and $30.4 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

in millions	March 31 2025	December 31 2024	March 31 2024
Cash flow hedges	$(17.3)	$(17.7)	$(19.0)
Pension and postretirement plans	(108.7)	(109.7)	(123.1)
Total AOCI	$(126.0)	$(127.4)	$(142.1)
Changes in AOCI, net of tax, for the three months ended March 31, 2025 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
AOCI Balances as of December 31, 2024	$(17.7)	$(109.7)	$(127.4)
Amounts reclassified from AOCI	0.4	1.0	1.4
AOCI Balances as of March 31, 2025	$(17.3)	$(108.7)	$(126.0)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended March 31
in millions	2025	2024
Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$0.6	$0.5
Benefit from income taxes	(0.2)	(0.1)
Total	$0.4	$0.4
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$1.3	$1.7
Benefit from income taxes	(0.3)	(0.4)
Total	$1.0	$1.3
Total reclassifications from AOCI to earnings	$1.4	$1.7

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
There were no shares held in treasury as of March 31, 2025, December 31, 2024 and March 31, 2024.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average price	March 31 2025	December 31 2024	March 31 2024
Number of shares purchased and retired	0.2	0.3	0.1
Total purchase price [1]	$38.1	$68.8	$18.8
Average price per share	$224.36	$254.71	$265.44
1The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of March 31, 2025, 6,647,118 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended March 31
in millions, except per share data	2025	2024
Total Shareholders' Equity
Balance at beginning of period	$8,118.6	$7,483.4
Net earnings attributable to Vulcan	128.9	102.7
Share-based compensation plans, net of shares withheld for taxes	(24.6)	(24.2)
Purchase and retirement of common stock	(38.1)	(18.8)
Share-based compensation expense	13.9	9.1
Cash dividends on common stock ($0.49/$0.46 per share, respectively)	(66.0)	(62.0)
Other comprehensive income	1.4	1.7
Balance at end of period	$8,134.1	$7,491.9
Noncontrolling Interest
Balance at beginning of period	$23.9	$24.5
Earnings attributable to noncontrolling interest	0.5	0.2
Balance at end of period	$24.4	$24.7
Total Equity
Balance at end of period	$8,158.5	$7,516.6

NOTE 13: SEGMENT REPORTING
Our operating segments are based on our internal management reporting structure. Our chief operating decision maker, the Chairman and Chief Executive Officer, evaluates our operating results through reportable segment gross profit. This financial metric is used to review operating trends, perform analytical comparisons between periods and monitor budget-to-actual variances on a monthly basis in order to assess performance and allocate resources.
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
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended March 31
in millions	2025	2024
Total Revenues
Aggregates [1]	$1,335.9	$1,291.3
Asphalt [2]	208.7	186.2
Concrete	177.0	148.3
Segment sales	$1,721.6	$1,625.8
Aggregates intersegment sales	(87.0)	(80.1)
Total	$1,634.6	$1,545.7
Cost of Revenues
Aggregates	$(891.6)	$(907.9)
Asphalt	(203.9)	(181.5)
Concrete	(173.8)	(151.4)
Total	$(1,269.3)	$(1,240.8)
Gross Profit
Aggregates	$357.3	$303.3
Asphalt	4.8	4.7
Concrete	3.2	(3.1)
Total	$365.3	$304.9
Reconciliation to Pretax Earnings
Selling, administrative and general expenses	$(138.3)	$(129.7)
Other operating income (expense), net	(0.6)	(2.3)
Other nonoperating income (expense), net	(2.6)	(0.3)
Interest expense, net	(59.7)	(39.1)
Earnings from continuing operations before income taxes	$164.1	$133.5
1Includes product sales (crushed stone, sand and gravel, sand and other aggregates), freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to our aggregates business.
2Includes product sales as well as service revenues (see Note 4) from our asphalt construction paving business.

SEGMENT FINANCIAL DISCLOSURE (CONTINUED)

	Three Months Ended March 31
in millions	2025	2024
Depreciation, Depletion, Accretion and Amortization [1]
Aggregates	$150.4	$123.5
Asphalt	12.0	8.9
Concrete	15.4	12.3
Other	8.6	6.2
Total	$186.4	$150.9
Capital Expenditures [2]
Aggregates	$91.2	$99.5
Asphalt	5.1	6.1
Concrete	6.8	2.1
Corporate	2.2	0.1
Total	$105.3	$107.8
Identifiable Assets [3]
Aggregates	$14,351.9	$11,816.8
Asphalt	815.0	630.6
Concrete	1,043.3	896.4
Total identifiable assets [4]	$16,210.2	$13,343.8
General corporate assets	309.0	267.0
Cash and cash equivalents and restricted cash	192.9	300.1
Total	$16,712.1	$13,910.9
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
4The increase in total identifiable assets is primarily due to acquisitions completed in 2024 (see Note 16 for additional information).
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended March 31
in millions	2025	2024
Cash Payments [1]
Interest (exclusive of amount capitalized)	$27.9	$38.8
Income taxes	1.7	2.6
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$33.2	$18.9
Recognition of new and revised lease obligations:
Operating lease right-of-use assets	54.0	13.8
Finance lease right-of-use assets	2.7	0.9
Consideration payable to seller in business acquisitions	6.7	0.0
1Excludes changes in accruals.

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
There were no charges for goodwill impairment in the three-month periods ended March 31, 2025 and 2024. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 million in our Concrete segment).
Changes in the carrying amount of goodwill by reportable segment from December 31, 2024 to March 31, 2025 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total
Goodwill at December 31, 2024	$3,673.2	$91.6	$23.3	$3,788.1
Goodwill of acquired businesses [1]	27.5	0.0	0.0	27.5
Goodwill of divested businesses [1]	(0.6)	0.0	0.0	(0.6)
Goodwill at March 31, 2025	$3,700.1	$91.6	$23.3	$3,815.0
1See Note 16 for acquisitions and divestitures.
NOTE 16: ACQUISITIONS AND DIVESTITURES
BUSINESS ACQUISITIONS
2025 BUSINESS ACQUISITIONS — Through the three months ended March 31, 2025, we completed no business acquisitions.
2024 BUSINESS ACQUISITIONS — Through the three months ended March 31, 2024, we acquired operations in North Carolina for cash consideration of $12.3 million. For the full year 2024, including adjustments made in the current year, we acquired the following operations for total consideration of $2,299.0 million ($2,261.4 million cash and $37.6 million noncash):
▪Alabama — aggregates, asphalt mix and construction paving operations
▪California — aggregates, asphalt and ready-mixed concrete operations
▪North Carolina — aggregates operations
▪South Carolina — aggregates operations
▪Texas — asphalt mix and construction paving operations
While none of these acquisitions were individually material, our fourth quarter acquisitions of Wake Stone Corporation (Wake Stone) and Superior Ready Mix, L.P. (Superior) were collectively material. The unaudited pro forma financial information in the table below summarizes the results of operations for Vulcan, Wake Stone and Superior as if they were combined as of January 1, 2023. The pro forma financial information does not reflect any cost savings, operating efficiencies or synergies as a result of these acquisitions. Consistent with the assumed acquisition date of January 1, 2023, the pro forma information excludes transactions between Vulcan, Wake Stone and Superior. The following pro forma information also includes: 1) charges directly attributable to the acquisitions, including acquisition related expenses; 2) cost of sales related to the sale of acquired inventory marked up to fair value; 3) depreciation, depletion, amortization & accretion expense related to the mark up to fair value of acquired assets; 4) interest expense reflecting the new debt structure; and 5) tax effects of the business combination:

in millions	Three Months Ended March 31, 2024
Supplemental Pro Forma Results
Total revenues	$1,644.0
Net earnings attributable to Vulcan	77.0
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

The fair value of consideration transferred for the Wake Stone and Superior acquisitions and the preliminary amounts (pending final appraisals of intangible assets and property, plant & equipment as well as working capital adjustments) of assets acquired and liabilities assumed are summarized below:

in millions	March 31 2025
Fair Value of Purchase Consideration
Cash	$2,054.6
Payable to seller	37.6
Total fair value of purchase consideration	$2,092.2
Identifiable Assets Acquired and Liabilities Assumed
Inventories	$35.0
Property, plant & equipment	1,915.5
Identifiable intangible assets	248.8
Other assets	62.2
Asset retirement obligations	(46.5)
Deferred tax liabilities	(310.5)
Other liabilities	(173.7)
Net identifiable assets acquired	$1,730.8
Goodwill	$361.4
As a collective result of the Wake Stone and Superior acquisitions, as well as other immaterial acquisitions completed in 2024, we recognized $279.7 million of amortizable intangible assets and $370.4 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of approximately 20 years and will be deductible for income tax purposes over 15 years. The $370.4 million of goodwill primarily represents deferred tax liabilities generated from carrying over the seller's tax basis in the assets acquired as well as synergies expected to be realized from acquiring established businesses with assets that have been assembled over a long period of time; the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $60.0 million will be deductible for income tax purposes.
DIVESTITURES AND PENDING DIVESTITURES
In 2025, we sold:
▪First quarter — non-strategic aggregates locations in rural West Texas with limited reserves resulting in an immaterial gain
We had no significant divestitures through the three months ended March 31, 2024.
No material assets met the criteria for held for sale at March 31, 2025, December 31, 2024 or March 31, 2024.
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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR FIRST QUARTER 2025
Compared to first quarter of 2024:
▪Total revenues increased $88.9 million, or 6%, to $1,634.6 million
▪Gross profit increased $60.4 million, or 20%, to $365.3 million
▪Aggregates segment sales increased $44.6 million, or 3%, to $1,335.9 million
▪Aggregates segment freight-adjusted revenues increased $60.6 million, or 6%, to $1,052.0 million
▪Shipments decreased 1%, or 0.4 million tons, to 47.8 million tons
▪Freight-adjusted sales price increased 7.0%, or $1.44 per ton, to $22.03
▪Aggregates segment gross profit increased $54.0 million, or 18%, to $357.3 million
▪Unit profitability (as measured by gross profit per ton) increased 19% to $7.48 per ton
▪Asphalt and Concrete segment gross profit increased $6.4 million to $8.0 million, collectively
▪Selling, administrative and general (SAG) expenses increased $8.6 million (10 basis points as a percentage of total revenues)
▪Operating earnings increased $53.5 million, or 31%, to $226.4 million
▪Earnings attributable to Vulcan from continuing operations were $0.98 per diluted share compared to $0.78 per diluted share
▪Adjusted earnings attributable to Vulcan from continuing operations were $1.00 per diluted share compared to $0.80 per diluted share
▪Net earnings attributable to Vulcan were $128.9 million, an increase of $26.2 million or 26%
▪Adjusted EBITDA was $410.9 million, an increase of $87.4 million, or 27%
▪Returned capital to shareholders via dividends of $66.0 million at $0.49 per share versus $62.0 million at $0.46 per share
▪Returned capital to shareholders via share repurchases of $38.1 million at $224.36 average price per share compared to $18.8 million at $265.44 average price per share
The combination of our aggregates-led business and our consistent focus on our Vulcan Way of Selling and Vulcan Way of Operating disciplines resulted in strong earnings growth and margin expansion in the first quarter. Adjusted EBITDA increased 27%, and Adjusted EBITDA margin expanded 420 basis points over the prior year. Aggregates gross profit per ton improved 19%, and cash gross profit per ton improved 20%, with widespread improvements across our footprint. Our commercial and operational execution support our full-year outlook to deliver another year of earnings growth in 2025.
Capital expenditures, including maintenance and growth projects, were $105.3 million in the first quarter. During 2025, we expect to spend between $750 million and $800 million on maintenance and growth projects. During the quarter, we returned $104.1 million to shareholders through $38.1 million of common stock repurchases and $66.0 million of dividends, a 29% increase versus the prior year.
We used $400.0 million of cash on hand to redeem our 2025 notes this quarter, resulting in a ratio of total debt to trailing-twelve months Adjusted EBITDA of 2.3 times (2.2 times on a net debt basis, reflecting $192.9 million of cash on hand).
We remain well positioned for continued growth with a strong liquidity position and balance sheet profile. Our weighted-average debt maturity was 13.4 years, and our total weighted-average effective interest rate was 5.00%.
Interest expense, net of interest income, was $59.7 million in the first quarter compared with $39.1 million in the prior year. The $20.6 million increase is primarily due to a higher debt level resulting from the November 2024 notes issuances.
On a trailing-twelve months basis, return on invested capital was 16.2%, a 10 basis points decrease over the prior year, primarily resulting from the fourth quarter 2024 acquisitions of Wake Stone Corporation (Wake Stone) and Superior Ready Mix Concrete, L.P. (Superior).
OUTLOOK
Our execution in the first quarter was strong, and we reiterate our full-year outlook to deliver $2,350 million to $2,550 million of Adjusted EBITDA. We continue to monitor the impact on overall economic activity from the uncertainty surrounding trade policy and the trajectory of interest rates. As always, we are focused on the things we can control. Our continued execution of our strategic disciplines has and will continue to lead to attractive cash generation and value creation for our shareholders regardless of external headwinds.

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended March 31
in millions, except per share and per unit data	2025	2024
Total revenues	$1,634.6	$1,545.7
Cost of revenues	(1,269.3)	(1,240.8)
Gross profit	365.3	304.9
Gross profit margin	22.3%	19.7%
Selling, administrative and general expenses	(138.3)	(129.7)
SAG as a percentage of total revenues	8.5%	8.4%
Gain on sale of property, plant & equipment and businesses	7.4	0.6
Operating earnings	226.4	172.9
Interest expense, net	(59.7)	(39.1)
Earnings from continuing operations before income taxes	164.1	133.5
Income tax expense	(33.8)	(28.9)
Effective tax rate from continuing operations	20.6%	21.6%
Earnings from continuing operations	130.3	104.6
Loss on discontinued operations, net of tax	(0.9)	(1.7)
Earnings attributable to noncontrolling interest	(0.5)	(0.2)
Net earnings attributable to Vulcan	$128.9	$102.7
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$0.98	$0.78
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.97	$0.77
EBITDA [1]	$408.4	$321.0
Adjusted EBITDA [1]	$410.9	$323.5
Average Sales Price and Unit Shipments
Aggregates
Tons	47.8	48.1
Freight-adjusted sales price	$22.03	$20.59
Asphalt Mix
Tons	2.2	2.1
Average sales price	$81.32	$77.83
Ready-mixed concrete
Cubic yards	0.9	0.8
Average sales price	$189.38	$182.73
1Non-GAAP measures are defined and reconciled within this Item 2 under the caption "Reconciliation of Non-GAAP Financial Measures".

FIRST QUARTER 2025 COMPARED TO FIRST QUARTER 2024
First quarter 2025 total revenues were $1,634.6 million, up 6% from the first quarter of 2024. Shipments decreased in aggregates (-1%) and increased in asphalt mix (+4%) and ready-mixed concrete (+15%). Gross profit increased in the Aggregates segment
(+$54.0 million or 18%) and the Concrete segment (+$6.3 million or 204%) and remained flat in the Asphalt segment.
Net earnings attributable to Vulcan for the first quarter of 2025 were $128.9 million, or $0.97 per diluted share, compared to $102.7 million, or $0.77 per diluted share, in the first quarter of 2024. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the first quarter of 2025 include:
▪pretax charges of $1.2 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $1.3 million
▪$1.7 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first quarter of 2024 include:
▪pretax charges of $0.1 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $2.3 million
▪$1.6 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $1.00 per diluted share for the first quarter of 2025 compared to $0.80 per diluted share for the first quarter of 2024.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the first quarter of 2025 versus the first quarter of 2024 are summarized below:

in millions
First quarter 2024	$133.5
Higher aggregates gross profit	54.0
Higher asphalt gross profit	0.1
Higher concrete gross profit	6.3
Higher selling, administrative and general expenses	(8.6)
Higher gain on sale of property, plant & equipment and businesses	6.8
Higher interest expense, net	(20.6)
All other	(7.4)
First quarter 2025	$164.1
First quarter Aggregates segment gross profit increased 18% to $357.3 million (increased 19% to $7.48 on a per ton basis), and gross profit margin expanded 320 basis points. Cash gross profit per ton increased 20% to $10.63 per ton resulting from geographically widespread pricing growth and operational efficiencies. On a trailing-twelve months basis, cash gross profit per ton was $10.99, marking the ninth consecutive quarter of double-digit compounding improvement in unit profitability.
Aggregates shipments decreased 1% compared to the prior year. Shipments from acquisitions partially offset one less shipping day in the quarter and challenging weather, particularly in February.
Price increases effective at the beginning of the year resulted in another quarter of attractive growth. Freight-adjusted selling prices increased 7.0% (mix-adjusted pricing increased 8.5%) compared to the prior year. Freight-adjusted unit cash cost of sales decreased 3% ($0.33 per ton) as a result of continued operational cost discipline and moderating inflationary pressures.
Overall, non-aggregates segments gross profit of $8.0 million was $6.4 million higher than the prior year’s first quarter.
Asphalt segment gross profit of $4.8 million was in line with the prior year’s first quarter, and cash gross profit of $16.8 million was a 24% increase from the prior year. Asphalt mix shipments increased 4%, and pricing increased 4.5%, resulting in a 19% improvement in unit cash gross profit.
Concrete segment gross profit of $3.2 million was up $6.3 million from the prior year's first quarter, and cash gross profit of $18.6 million was a 103% increase from the prior year. Unit gross profit increased 191%, and unit cash gross profit increased 77% through a combination of improvement in the legacy business and the benefit of acquired operations. Shipments increased 15%, and pricing increased 3.6% versus the prior year.
SAG expense was $138.3 million for the first quarter compared to $129.7 million in the prior year. As a percent of total revenues on a trailing-twelve months basis, SAG expense was 7.2% in the first quarter, unchanged from the prior year.
Gain on sale of property, plant & equipment and businesses was $7.4 million in the first quarter of 2025 compared to $0.6 million in the first quarter of 2024.
Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $8.0 million of expense for the first quarter of 2025 compared to $2.9 million of expense in the first quarter of 2024.

Other nonoperating income (expense), net was $2.6 million of expense for the first quarter of 2025 compared to $0.3 million of expense in the first quarter of 2024.
Net interest expense was $59.7 million in the first quarter of 2025 compared to $39.1 million in the first quarter of 2024. The increase in interest expense was primarily due to a higher debt level resulting from the November 2024 notes issuances.
Income tax expense from continuing operations was $33.8 million in the first quarter of 2025 compared to $28.9 million in the first quarter of 2024. The increase in tax expense was primarily due to an increase in pretax earnings.
Earnings attributable to Vulcan from continuing operations were $0.98 per diluted share in the first quarter of 2025 compared to $0.78 per diluted share in the first quarter of 2024.
DISCONTINUED OPERATIONS — First quarter pretax loss from discontinued operations was $1.3 million in 2025 compared with a pretax loss of $2.3 million in 2024. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
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
Our industry is experiencing uncertainty due to rapid changes in global trade policies including announced tariff increases, potential additional tariff increases and other measures that could restrict international trade. Economic pressures on our customers, including the challenges of inflation and the impact of tariffs and other trade measures, may negatively impact our shipment volumes. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business.
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

	Three Months Ended March 31
in millions, except per unit data	2025	2024
Aggregates segment
Segment sales	$1,335.9	$1,291.3
Freight & delivery revenues [1]	(264.3)	(277.4)
Other revenues	(19.6)	(22.5)
Freight-adjusted revenues	$1,052.0	$991.4
Unit shipments - tons	47.8	48.1
Freight-adjusted sales price	$22.03	$20.59
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

	Three Months Ended March 31
in millions, except per unit data	2025	2024
Aggregates segment
Gross profit	$357.3	$303.3
Depreciation, depletion, accretion and amortization	150.4	123.5
Cash gross profit	$507.7	$426.8
Unit shipments - tons	47.8	48.1
Gross profit per ton	$7.48	$6.30
Freight-adjusted sales price	$22.03	$20.59
Cash gross profit per ton	10.63	8.86
Freight-adjusted cash cost of sales per ton	$11.40	$11.73
Asphalt segment
Gross profit	$4.8	$4.7
Depreciation, depletion, accretion and amortization	12.0	8.9
Cash gross profit	$16.8	$13.6
Unit shipments - tons	2.2	2.1
Gross profit per ton	$2.13	$2.20
Average sales price	$81.32	$77.83
Cash gross profit per ton	7.54	6.31
Cash cost of sales per ton	$73.78	$71.52
Concrete segment
Gross profit	$3.2	$(3.1)
Depreciation, depletion, accretion and amortization	15.4	12.3
Cash gross profit	$18.6	$9.2
Unit shipments - cubic yards	0.9	0.8
Gross profit per cubic yard	$3.42	$(3.77)
Average sales price	$189.38	$182.73
Cash gross profit per cubic yard	20.01	11.30
Cash cost of sales per cubic yard	$169.37	$171.43

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

	Three Months Ended March 31		Trailing-Twelve Months March 31
in millions	2025	2024	2025	2024
Net earnings attributable to Vulcan	$128.9	$102.7	$938.2	$915.2
Income tax expense, including discontinued operations	33.4	28.3	253.8	308.1
Interest expense, net of interest income	59.7	39.1	190.9	169.8
Depreciation, depletion, accretion and amortization	186.4	150.9	667.7	619.5
EBITDA	$408.4	$321.0	$2,050.6	$2,012.6
Loss on discontinued operations	$1.3	$2.3	$9.2	$14.1
Gain on sale of real estate and businesses, net	0.0	0.0	(36.7)	(67.1)
Loss on impairments	0.0	0.0	86.6	28.3
Charges associated with divested operations	0.0	0.0	17.7	7.6
Acquisition related charges [1]	1.2	0.1	17.4	1.7
Adjusted EBITDA	$410.9	$323.5	$2,144.7	$1,997.1
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

	Three Months Ended March 31
	2025	2024
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$0.97	$0.77
Items included in Adjusted EBITDA above, net of tax	0.02	0.02
NOL carryforward valuation allowance	0.01	0.01
Adjusted diluted EPS attributable to Vulcan from continuing operations	$1.00	$0.80

NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	March 31
in millions	2025	2024
Current maturities of long-term debt	$0.5	$0.5
Long-term debt	4,907.9	3,330.7
Total debt	$4,908.4	$3,331.2
Cash and cash equivalents and restricted cash	(192.9)	(300.1)
Net debt	$4,715.5	$3,031.1
Trailing-Twelve Months (TTM) Adjusted EBITDA	$2,144.7	$1,997.1
Total Debt to TTM Adjusted EBITDA	2.3x	1.7x
Net Debt to TTM Adjusted EBITDA	2.2x	1.5x
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

	Trailing-Twelve Months
in millions	March 31 2025	March 31 2024
Adjusted EBITDA	$2,144.7	$1,997.1
Average invested capital
Property, plant & equipment, net	$7,175.1	$6,137.9
Goodwill	3,624.3	3,594.9
Other intangible assets	1,549.0	1,542.1
Fixed and intangible assets	$12,348.4	$11,274.9
Current assets	$2,057.7	$2,194.0
Cash and cash equivalents	(328.0)	(380.5)
Current tax	(38.2)	(24.3)
Adjusted current assets	1,691.6	1,789.2
Current liabilities	(860.6)	(781.6)
Current maturities of long-term debt	80.5	0.5
Short-term debt	19.0	0.0
Adjusted current liabilities	(761.1)	(781.1)
Adjusted net working capital	$930.4	$1,008.1
Average invested capital	$13,278.8	$12,283.0
Return on invested capital	16.2%	16.3%

2025 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2025 Projected Mid-point
Net earnings attributable to Vulcan	$1,090
Income tax expense, including discontinued operations	315
Interest expense, net of interest income	245
Depreciation, depletion, accretion and amortization	800
Projected EBITDA [1]	$2,450
Items included in YTD Adjusted EBITDA	0
Projected Adjusted EBITDA	$2,450
1Includes $150 million estimated contribution from acquisitions.
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
LIQUIDITY AND FINANCIAL RESOURCES
Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2025 including:
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

CASH
Included in our March 31, 2025 cash and cash equivalents and restricted cash balances of $192.9 million is $11.6 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the caption "Restricted Cash".
CASH FROM OPERATING ACTIVITIES

	Three Months Ended March 31
in millions	2025	2024
Net earnings	$129.4	$102.9
Depreciation, depletion, accretion and amortization	186.4	150.9
Noncash operating lease expense	13.5	12.9
Net gain on sale of property, plant & equipment and businesses	(7.4)	(0.6)
Deferred income taxes, net	(1.8)	(2.1)
Other operating cash flows, net [1]	(68.6)	(90.6)
Net cash provided by operating activities	$251.5	$173.4
1Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $251.5 million during the three months ended March 31, 2025, a $78.1 million increase compared to the same period of 2024. The increase was primarily attributable to higher earnings after adjusting for non-cash charges for depreciation, depletion, accretion and amortization.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 42.3 days at March 31, 2025 compared to 43.0 days at March 31, 2024. Additionally, our over 90 day receivables balance was $28.5 million at March 31, 2025, an increase of $5.8 million from the $22.7 million balance at March 31, 2024. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
CASH FROM INVESTING ACTIVITIES
Net cash used for investing activities was $126.5 million during the first three months of 2025, a $37.3 million decrease compared to the same period of 2024. During the first three months of 2024, we acquired businesses for $12.3 million whereas there were no business acquisitions in the first three months of 2025. Conversely, during the first three months of 2025, we sold businesses in Texas for $19.0 million whereas there were no business dispositions in the first three months of 2024 (see Note 16 to the condensed consolidated financial statements for acquisitions and divestitures). Additionally, during the first three months of 2025, we invested $168.0 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $152.8 million in the prior year period. This $168.0 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities.
CASH FROM FINANCING ACTIVITIES
Net cash used for financing activities was $532.9 million during the first three months of 2025, a $125.8 million decrease compared to cash used of $658.7 million in the same period of 2024. The current year includes cash paid to redeem the $400.0 million senior notes due 2025 whereas the prior year includes cash paid to redeem the $550.0 million senior notes due 2026. Additionally, we returned $104.1 million to shareholders (a $23.3 million increase over the prior year) through $66.0 million of dividends ($0.49 per share compared to $0.46 per share) and $38.1 million of common stock repurchases (170,000 shares repurchased at $224.36 average price per share in 2025 compared to 70,932 shares repurchased at $265.44 average price per share in 2024).

DEBT
Certain debt measures are presented below:

in millions	March 31 2025	December 31 2024	March 31 2024
Debt
Current maturities of long-term debt	$0.5	$400.5	$0.5
Long-term debt	4,907.9	4,906.9	3,330.7
Total debt	$4,908.4	$5,307.4	$3,331.2
Capital
Total debt	$4,908.4	$5,307.4	$3,331.2
Total equity	8,158.5	8,142.5	7,516.6
Total capital	$13,066.9	$13,449.9	$10,847.8
Total Debt as a Percentage of Total Capital	37.6%	39.5%	30.7%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	4.69%	4.65%	5.55%
Term debt	5.04%	5.00%	4.63%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	89.0%	89.8%	83.8%
Floating-rate debt	11.0%	10.2%	16.2%
1Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At March 31, 2025, total debt to trailing-twelve months Adjusted EBITDA was 2.3 times (2.2 times on a net debt basis reflecting $192.9 million of cash on hand). Our weighted-average debt maturity was 13.4 years, and our total weighted-average effective interest rate was 5.00%.
LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM
Our $1,600.0 million commercial paper program was established in August 2022 and matures in November 2029. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of March 31, 2025, we had $550.0 million in long-term commercial paper borrowings with a 4.69% effective interest rate.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2025, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of March 31, 2025, our available borrowing capacity under the line of credit was $1,576.1 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$23.9 million was used to support standby letters of credit
TERM DEBT
All of our $4,990.7 million (face value) of term debt (which includes $550.0 million of commercial paper) is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of March 31, 2025, we were in compliance with all term debt covenants.
In November 2024, we issued $500.0 million of 4.95% senior notes due 2029, $750.0 million of 5.35% senior notes due 2034 and $750.0 million of 5.70% senior notes due 2054. Total proceeds of $1,975.0 million (net of discounts and transaction costs), together with cash on hand, were used to provide liquidity for acquisitions in 2024 and debt maturing in 2025.
In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.

CURRENT MATURITIES OF LONG-TERM DEBT
The $0.5 million of current maturities of long-term debt as of March 31, 2025 is due as follows:

in millions	Current Maturities
Second quarter 2025	$0.0
Third quarter 2025	0.0
Fourth quarter 2025	0.0
First quarter 2026	0.5
DEBT RATINGS
Our debt ratings and outlooks as of March 31, 2025 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Positive
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	March 31 2025	December 31 2024	March 31 2024
Common stock shares at January 1, issued and outstanding	132.1	132.1	132.1
Common stock issued for share-based compensation plans	0.2	0.3	0.3
Common stock purchased and retired	(0.2)	(0.3)	(0.1)
Common stock shares at end of period, issued and outstanding	132.1	132.1	132.3
As of March 31, 2025, there were 6,647,118 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average price	March 31 2025	December 31 2024	March 31 2024
Number of shares purchased and retired	0.2	0.3	0.1
Total purchase price	$38.1	$68.8	$18.8
Average price per share	$224.36	$254.71	$265.44
There were no shares held in treasury as of March 31, 2025, December 31, 2024 and March 31, 2024.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements such as financing or unconsolidated variable interest entities.
STANDBY LETTERS OF CREDIT
For a discussion of our standby letters of credit, see Note 7 to the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2024 (Form 10-K).
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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2025.
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
▪volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
▪the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
▪our ability to secure and permit aggregates reserves in strategically located areas
▪our ability to manage and successfully integrate acquisitions
▪the effect of changes in tax laws, guidance and interpretations
▪significant downturn in the construction industry may result in the impairment of goodwill or long-lived assets
▪changes in technologies, which could disrupt the way we do business and how our products are distributed
▪the risks of open pit and underground mining
▪expectations relating to environmental, social and governance considerations
▪claims that our products do not meet regulatory requirements or contractual specifications
▪other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the Securities and Exchange Commission
All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.

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
As discussed in the Liquidity and Financial Resources section of Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations", we actively manage our capital structure and resources to balance the cost of capital and risk of financial stress. Such activity includes balancing the cost and risk of interest expense. In addition to floating-rate borrowings, we at times use interest rate swaps to manage the mix of fixed-rate and floating-rate debt.
At March 31, 2025, the estimated fair value of our long-term debt including current maturities was $4,794.9 million compared to a face value of $4,990.7 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $395.7 million.
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

ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
In the first quarter of 2025, we replaced our legacy financial consolidation system. In addition, we are in the process of implementing a comprehensive enterprise performance management system that will replace our existing management reporting, budgeting and forecasting system. We expect the full implementation of this system to be completed in the fourth quarter of 2025. Excluding the acquisitions of Wake Stone and Superior noted below, no other changes were made during the first quarter of 2025 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.
We completed our acquisitions of Wake Stone on November 8, 2024 and Superior on December 20, 2024, both of which operated under their own set of systems and internal controls. We are currently integrating both companies into our operations and internal control processes. This integration will continue during the first year of each business combination.

PART II OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A
RISK FACTORS
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of our equity securities during the quarter ended March 31, 2025 are summarized below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]
2025
January 1 - January 31	0	$0.00	0	6,817,118
February 1 - February 28	0	$0.00	0	6,817,118
March 1 - March 31	170,000	$224.36	170,000	6,647,118
Total	170,000	$224.36	170,000
1In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2025, there were 6,647,118 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
We did not have any unregistered sales of equity securities during the first quarter of 2025.

ITEM 4
MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 5
OTHER INFORMATION
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended March 31, 2025, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in iXBRL (contained in Exhibit 101).
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date	April 30, 2025	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date	April 30, 2025	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)