Form 10-Q
period 2025-06-30
Vulcan Materials CO
filed 2025-07-31
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at July 23, 2025
Common Stock, $1 Par Value	132,124,158

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2025
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	June 30 2025	December 31 2024	June 30 2024
in millions
Assets
Cash and cash equivalents	$347.4	$559.7	$111.0
Restricted cash	3.6	41.1	0.6
Accounts and notes receivable, gross	1,092.2	905.5	1,075.5
Allowance for credit losses	(13.3)	(13.2)	(14.3)
Accounts and notes receivable, net	1,078.9	892.3	1,061.2
Inventories	725.5	681.8	650.3
Other current assets	88.1	90.8	153.4
Total current assets	2,243.5	2,265.7	1,976.5
Investments and long-term receivables	32.9	31.3	31.4
Property, plant & equipment, cost	14,558.8	14,516.8	12,240.8
Allowances for depreciation, depletion & amortization	(6,222.0)	(6,055.3)	(5,825.0)
Property, plant & equipment, net	8,336.8	8,461.5	6,415.8
Operating lease right-of-use assets, net	546.1	526.4	511.8
Goodwill	3,831.8	3,788.1	3,536.6
Other intangible assets, net	1,831.6	1,883.0	1,623.3
Other noncurrent assets	152.0	148.8	121.0
Total assets	$16,974.7	$17,104.8	$14,216.4
Liabilities
Current maturities of long-term debt	$0.5	$400.5	$0.5
Short-term debt	550.0	0.0	95.0
Trade payables and accruals	383.5	407.0	326.6
Other current liabilities	407.9	431.6	374.7
Total current liabilities	1,341.9	1,239.1	796.8
Long-term debt	4,359.2	4,906.9	3,331.7
Deferred income taxes, net	1,323.6	1,336.5	1,011.5
Deferred revenue	134.3	137.8	141.4
Noncurrent operating lease liabilities	536.1	521.4	507.5
Other noncurrent liabilities	849.9	820.6	697.1
Total liabilities	$8,545.0	$8,962.3	$6,486.0
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 132.0, 132.1 and 132.1 shares, respectively	$132.0	$132.1	$132.1
Capital in excess of par value	2,904.5	2,900.1	2,879.9
Retained earnings	5,494.9	5,213.8	4,833.9
Accumulated other comprehensive loss	(124.5)	(127.4)	(140.6)
Total shareholders' equity	8,406.9	8,118.6	7,705.3
Noncontrolling interest	22.8	23.9	25.1
Total equity	$8,429.7	$8,142.5	$7,730.4
Total liabilities and equity	$16,974.7	$17,104.8	$14,216.4
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Unaudited	Three Months Ended June 30		Six Months Ended June 30
in millions, except per share data	2025	2024	2025	2024
Total revenues	$2,102.4	$2,014.4	$3,737.0	$3,560.1
Cost of revenues	(1,477.2)	(1,422.2)	(2,746.5)	(2,662.9)
Gross profit	625.2	592.2	990.5	897.2
Selling, administrative and general expenses	(144.5)	(134.1)	(282.7)	(263.8)
Gain on sale of property, plant & equipment and businesses	1.2	3.8	8.6	4.4
Other operating expense, net	(10.9)	(8.3)	(19.0)	(11.3)
Operating earnings	471.0	453.6	697.4	626.5
Other nonoperating income (expense), net	2.4	(8.7)	(0.2)	(8.9)
Interest expense, net	(59.2)	(40.2)	(118.9)	(79.3)
Earnings from continuing operations before income taxes	414.2	404.7	578.3	538.3
Income tax expense	(91.3)	(94.4)	(125.0)	(123.4)
Earnings from continuing operations	322.9	310.3	453.3	414.9
Loss on discontinued operations, net of tax	(2.1)	(2.0)	(3.1)	(3.7)
Net earnings	320.8	308.3	450.2	411.2
(Earnings) loss attributable to noncontrolling interest	0.1	(0.3)	(0.4)	(0.6)
Net earnings attributable to Vulcan	$320.9	$308.0	$449.8	$410.6
Other comprehensive income, net of tax
Amortization of accumulated cash flow hedge losses	0.4	0.4	0.9	0.8
Amortization of accumulated benefit plan costs	1.1	1.2	2.0	2.4
Other comprehensive income	1.5	1.6	2.9	3.2
Comprehensive income	322.3	309.9	453.1	414.4
Comprehensive (earnings) loss attributable to noncontrolling interest	0.1	(0.3)	(0.4)	(0.6)
Comprehensive income attributable to Vulcan	$322.4	$309.6	$452.7	$413.8
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$2.44	$2.34	$3.42	$3.13
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Net earnings	$2.43	$2.33	$3.40	$3.10
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.43	$2.33	$3.41	$3.11
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)
Net earnings	$2.42	$2.31	$3.38	$3.08
Weighted-average common shares outstanding
Basic	132.2	132.4	132.3	132.4
Assuming dilution	132.9	133.1	132.9	133.1
Effective tax rate from continuing operations	22.0%	23.3%	21.6%	22.9%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited	Six Months Ended June 30
in millions	2025	2024
Operating Activities
Net earnings	$450.2	$411.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	371.8	307.7
Noncash operating lease expense	26.7	25.7
Net gain on sale of property, plant & equipment and businesses	(8.6)	(4.4)
Contributions to pension plans	(3.4)	(3.4)
Share-based compensation expense	33.0	24.5
Deferred income taxes, net	(11.3)	(18.5)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(273.0)	(375.8)
Other, net	7.8	7.5
Net cash provided by operating activities	$593.2	$374.5
Investing Activities
Purchases of property, plant & equipment	(270.9)	(344.2)
Proceeds from sale of property, plant & equipment	19.2	3.6
Proceeds from sale of businesses	19.0	0.2
Payment for businesses acquired, net of acquired cash and adjustments	(5.2)	(193.4)
Other, net	1.0	0.0
Net cash used for investing activities	$(236.9)	$(533.8)
Financing Activities
Proceeds from short-term debt	0.0	103.0
Payment of short-term debt	0.0	(8.0)
Payment of current maturities and long-term debt	(400.4)	(550.4)
Payment of finance leases	(5.8)	(7.0)
Purchases of common stock	(38.1)	(68.8)
Dividends paid	(130.7)	(122.8)
Share-based compensation, shares withheld for taxes	(29.3)	(24.3)
Distribution to noncontrolling interest	(1.5)	0.0
Other, net	(0.3)	0.0
Net cash used for financing activities	$(606.1)	$(678.3)
Net decrease in cash and cash equivalents and restricted cash	(249.8)	(837.6)
Cash and cash equivalents and restricted cash at beginning of year	600.8	949.2
Cash and cash equivalents and restricted cash at end of period	$351.0	$111.6
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
Operating results for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after June 30, 2025 will be reflected in management’s estimates for future periods.
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
INVENTORIES
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	June 30 2025	December 31 2024	June 30 2024
Finished products	$574.4	$534.6	$514.2
Raw materials	57.8	69.7	58.8
Products in process	10.9	9.0	8.8
Operating supplies and other	82.4	68.5	68.5
Total inventories	$725.5	$681.8	$650.3

DISCONTINUED OPERATIONS
In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Pretax loss	$(2.8)	$(2.7)	$(4.1)	$(5.0)
Income tax benefit	0.7	0.7	1.0	1.3
Loss on discontinued operations, net of tax	$(2.1)	$(2.0)	$(3.1)	$(3.7)
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
EARNINGS PER SHARE (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Weighted-average common shares outstanding	132.2	132.4	132.3	132.4
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.1	0.2	0.1	0.2
Other stock compensation awards	0.6	0.5	0.5	0.5
Weighted-average common shares outstanding, assuming dilution	132.9	133.1	132.9	133.1
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Antidilutive common stock equivalents	0.1	0.1	0.1	0.1
RECLASSIFICATIONS
Capitalized quarry development costs of $160.6 million and $168.3 million at June 30, 2024 and December 31, 2024, respectively, were reclassified from Other noncurrent assets to Other intangible assets, net in our Condensed Consolidated Balance Sheet to conform to our current presentation.

NOTE 2: LEASES
Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	June 30 2025	December 31 2024	June 30 2024
Assets
Operating lease ROU assets		$700.4	$673.2	$646.9
Accumulated amortization		(154.3)	(146.8)	(135.1)
Operating leases, net	Operating lease right-of-use assets, net	546.1	526.4	511.8
Finance lease ROU assets		52.2	54.7	59.0
Accumulated depreciation		(25.8)	(24.3)	(22.2)
Finance leases, net	Property, plant & equipment, net	26.4	30.4	36.8
Total lease assets		$572.5	$556.8	$548.6
Liabilities
Current
Operating	Other current liabilities	$51.0	$49.3	$47.9
Finance	Other current liabilities	9.2	10.7	11.7
Noncurrent
Operating	Noncurrent operating lease liabilities	536.1	521.4	507.5
Finance	Other noncurrent liabilities	5.7	9.7	13.6
Total lease liabilities		$602.0	$591.1	$580.7
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		18.8	18.9	19.2
Finance leases		2.0	2.2	2.4
Weighted-average discount rate
Operating leases		4.7%	4.5%	4.4%
Finance leases		3.5%	3.2%	2.9%
Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options by the end of the current year.
The components of lease expense are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Finance lease cost
Depreciation of right-of-use assets	$2.1	$2.4	$4.2	$4.9
Interest on lease liabilities	0.1	0.2	0.3	0.4
Operating lease cost	20.2	18.9	40.6	37.7
Short-term lease cost [1]	12.0	11.6	24.1	22.7
Variable lease cost	4.6	4.4	8.6	9.7
Sublease income	(0.8)	(0.8)	(1.6)	(1.6)
Sale and leaseback gain	0.0	0.0	(4.6)	0.0
Total lease expense	$38.2	$36.7	$71.6	$73.8
1Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).
Cash paid for operating leases was $40.2 million and $36.7 million for the six months ended June 30, 2025 and 2024, respectively. Cash paid for finance leases (principal and interest) was $6.1 million and $7.3 million for the six months ended June 30, 2025 and 2024, respectively.

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
In the second quarter of 2025, we recorded income tax expense from continuing operations of $91.3 million compared to $94.4 million in the second quarter of 2024. The decrease in tax expense was primarily due to the release of a valuation allowance against deferred tax assets of a Canadian subsidiary resulting from a restructuring completed in the second quarter of 2025, partially offset by an increase in pretax earnings.
For the first six months of 2025, we recorded income tax expense from continuing operations of $125.0 million compared to $123.4 million for the first six months of 2024. The increase in tax expense was primarily due to an increase in pretax earnings, partially offset by an increase in the statutory depletion deduction and the release of a valuation allowance against deferred tax assets of a Canadian subsidiary.
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2024, Calica had deferred tax assets (including net operating losses) of $27.5 million against which we have a full valuation allowance recorded. In 2025, we project an $8.2 million increase in deferred tax assets against which we have recorded a valuation allowance. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2035 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
We project Alabama NOL carryforward deferred tax assets at December 31, 2025 of $57.6 million against which we have a valuation allowance of $42.7 million. We expect $7.4 million of the Alabama NOL carryforward to expire in 2025 resulting in a tax benefit of $0.7 million (recorded as a component of the EAETR) over the previous amount of valuation allowance recorded. Almost all of the Alabama NOL carryforward would expire between 2025 and 2029 if not utilized.
Subsequent to quarter end, in July 2025, President Trump signed into law H.R.1 - One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and an increased business interest expense limitation, as well as certain modifications to the international tax framework. Changes in tax rates and laws on deferred tax balances are recognized in the period in which the legislation is enacted. Consequently, we are in the process of evaluating all deferred tax balances under the newly enacted tax law and other changes required to our financial statements as a result of the OBBBA. We anticipate an increase to our deferred tax liability and a reduction to income taxes payable, primarily related to the provisions for 100% bonus depreciation and full expensing of domestic research expenditures. We do not expect any material change to our effective tax rate as a result of the OBBBA.
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
Our segment total revenues by geographic market for the three and six month periods ended June 30, 2025 and 2024 are disaggregated as follows:

	Three Months Ended June 30, 2025
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$525.1	$58.3	$84.3	$667.7
Gulf Coast revenues	853.3	91.0	1.8	946.1
West revenues	271.2	219.6	134.5	625.3
Segment sales	$1,649.6	$368.9	$220.6	$2,239.1
Intersegment sales	(136.7)	0.0	0.0	(136.7)
Total revenues [1]	$1,512.9	$368.9	$220.6	$2,102.4

	Three Months Ended June 30, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$461.7	$63.0	$82.4	$607.1
Gulf Coast revenues	885.6	64.6	2.5	952.7
West revenues	266.2	223.6	82.4	572.2
Segment sales	$1,613.5	$351.2	$167.3	$2,132.0
Intersegment sales	(117.6)	0.0	0.0	(117.6)
Total revenues [1]	$1,495.9	$351.2	$167.3	$2,014.4

	Six Months Ended June 30, 2025
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$920.8	$82.6	$154.7	$1,158.1
Gulf Coast revenues	1,591.9	143.3	3.4	1,738.6
West revenues	472.7	351.7	239.6	1,064.0
Segment sales	$2,985.4	$577.6	$397.7	$3,960.7
Intersegment sales	(223.7)	0.0	0.0	(223.7)
Total revenues [1]	$2,761.7	$577.6	$397.7	$3,737.0

	Six Months Ended June 30, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$800.6	$85.7	$158.3	$1,044.6
Gulf Coast revenues	1,642.0	107.1	4.5	1,753.6
West revenues	462.3	344.6	152.7	959.6
Segment sales	$2,904.9	$537.4	$315.5	$3,757.8
Intersegment sales	(197.7)	0.0	0.0	(197.7)
Total revenues [1]	$2,707.2	$537.4	$315.5	$3,560.1
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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $87.9 million (4.2% of total revenues) and $70.2 million (3.5% of total revenues) for the three months ended June 30, 2025 and 2024, respectively, and $132.7 million (3.6% of total revenues) and $106.7 million (3.0% of total revenues) for the six months ended June 30, 2025 and 2024, respectively.
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
Freight & delivery revenues are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Total revenues	$2,102.4	$2,014.4	$3,737.0	$3,560.1
Freight & delivery revenues [1]	(260.2)	(258.5)	(480.0)	(480.3)
Total revenues excluding freight & delivery	$1,842.2	$1,755.9	$3,257.0	$3,079.8
1Includes freight & delivery to remote distribution sites.
CONSTRUCTION PAVING SERVICE REVENUES
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at June 30, 2025 and 2024 were $320.4 million and $271.6 million, respectively. The remaining period to complete the obligations at June 30, 2025 ranged from 1 month to 42 months.
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

Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Deferred revenue balance at beginning of period	$143.7	$151.1	$145.3	$152.8
Revenue recognized from deferred revenue	(1.9)	(2.2)	(3.5)	(3.9)
Deferred revenue balance at end of period	$141.8	$148.9	$141.8	$148.9
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending June 30, 2026 (reflected in other current liabilities in our June 30, 2025 Condensed Consolidated Balance Sheet).
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets subject to fair value measurement on a recurring basis are summarized below:

in millions	June 30 2025	December 31 2024	June 30 2024
Level 1 Fair Value
Rabbi Trust
Mutual funds	$39.4	$31.1	$31.5
Total	$39.4	$31.1	$31.5
Level 2 Fair Value
Rabbi Trust
Money market mutual fund	$1.9	$0.3	$0.8
Total	$1.9	$0.3	$0.8
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
Net gains of the Rabbi Trusts’ investments were $1.5 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at June 30, 2025 and 2024 were a loss of $1.9 million and a gain of $0.9 million, respectively.
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
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended June 30		Six Months Ended June 30
		2025	2024	2025	2024
Cash Flow Hedges
Loss reclassified from AOCI	Interest expense	$(0.6)	$(0.6)	$(1.2)	$(1.1)
For the twelve-month period ending June 30, 2026, we estimate that $2.4 million of the $16.8 million net of tax loss in AOCI will be reclassified to interest expense.
NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	June 30 2025	December 31 2024	June 30 2024
Bank line of credit expires 2029		$0.0	$0.0	$0.0
Commercial paper expires 2029		550.0	0.0	95.0
Total short-term debt		$550.0	$0.0	$95.0
Bank line of credit expires 2029 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2029 [1]		0.0	550.0	550.0
4.50% notes due 2025		0.0	400.0	400.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
4.95% notes due 2029	5.17%	500.0	500.0	0.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
5.35% notes due 2034	5.48%	750.0	750.0	0.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
5.70% notes due 2054	5.82%	750.0	750.0	0.0
Other notes		0.6	1.0	1.0
Total long-term debt - face value		$4,440.7	$5,391.1	$3,391.1
Unamortized discounts and debt issuance costs		(81.0)	(83.7)	(58.9)
Total long-term debt - book value		$4,359.7	$5,307.4	$3,332.2
Current maturities		(0.5)	(400.5)	(0.5)
Total long-term debt - reported value		$4,359.2	$4,906.9	$3,331.7
Estimated fair value of long-term debt		$4,280.8	$4,762.6	$3,158.6
1Borrowings on the bank line of credit and commercial paper are classified as long-term if we have the intent and ability to extend payment beyond twelve months.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $2.6 million and $4.5 million of net interest expense for these items for the six months ended June 30, 2025 and 2024, respectively.

LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of June 30, 2025, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of June 30, 2025, we had $550.0 million in commercial paper borrowings with a 4.66% effective interest rate.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of June 30, 2025, we were in compliance with the line of credit covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of June 30, 2025, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of June 30, 2025, our available borrowing capacity under the line of credit was $1,575.3 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$24.7 million was used to support standby letters of credit
TERM DEBT
All of our $4,440.7 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of June 30, 2025, we were in compliance with all term debt covenants.
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
STANDBY LETTERS OF CREDIT
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Except for $5.9 million of letters of credit related to acquisitions completed in 2024, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of June 30, 2025 are summarized by purpose in the table below:

in millions
Risk management insurance	$9.8
Reclamation/restoration requirements	20.8
Total standby letters of credit	$30.6

NOTE 8: COMMITMENTS AND CONTINGENCIES
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the operating interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As stated in Note 2, our lease liabilities totaled $602.0 million as of June 30, 2025.
As summarized by purpose in Note 7, our standby letters of credit totaled $30.6 million as of June 30, 2025.
As described in Note 9, our asset retirement obligations totaled $447.8 million as of June 30, 2025.
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

in millions	June 30 2025	December 31 2024	June 30 2024
Continuing operations	$47.5	$47.9	$33.7
Retained from former Chemicals business	8.3	8.3	8.3
Total accrued environmental remediation costs	$55.8	$56.2	$42.0
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
The December 2022 Phase 2 judgment did not address numerous of Texas Brine’s claims seeking hundreds of millions of dollars in damages that were dismissed prior to trial. Texas Brine appealed those judgments. In December 2024, the Court of Appeal affirmed dismissal of most of those damage claims, but remanded the dispute to the District Court for further proceedings based on an indemnity claim under one of the agreements. That decision is now final, following writ denials from the Louisiana Supreme Court. Vulcan and Texas Brine are pursuing court-sponsored mediation in an attempt to bring all remaining disputed matters between them to final resolution, failing which a trial is contemplated for early fall. The estimated loss from Texas Brine's remaining claim and the State of Louisiana's potential claims is within the range of the immaterial loss previously recorded in the second quarter of 2022.

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
▪HEWITT LANDFILL MATTER (SUPERFUND SITE) — In September 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order directing Calmat Co., a Vulcan subsidiary (hereinafter Vulcan) to assess, monitor, cleanup, and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles.
Following an onsite and offsite investigation and pilot scale testing, the RWQCB approved a corrective action under a Cleanup and Abatement Order (CAO) to include leachate recovery, storm water capture and conveyance improvements, and a groundwater pump, treat and reinjection system. Certain on-site source control measures have been implemented, and the treatment system is fully operational. In October 2024, the RWQCB made a request under the CAO for a work plan to install additional monitoring wells and optimize and expand the existing on-site remediation system. This request complements expansion discussions with the EPA and other stakeholders, as part of an anticipated Alternative Design Plan (ADP). Currently-anticipated costs of these on-site source control activities, including those associated with this work plan, have been fully accrued.
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
At the EPA's request, we submitted a draft Supplemental Report in March 2023 and a draft Alternative Design Work Plan (ADWP) in May 2023. Similar to the PDI Evaluation Report, the draft Supplemental Report and draft ADWP identified expansion of the onsite Hewitt remedy in conjunction with the offsite treatment being performed by LADWP as the preferred option for addressing contamination in offsite areas, instead of the two wells proposed by the EPA. In conjunction with its review of the draft Supplemental Report, the EPA held an initial meeting with stakeholders, including LADWP, in November 2023. Since that time, Vulcan has participated in several additional meetings and responded to several rounds of comments. After receiving final comments from the LADWP, EPA and the RWQCB, Vulcan submitted a final Supplemental Report to the EPA in April 2025 and an ADWP in June 2025. The EPA has requested additional information related to the ADWP, which Vulcan anticipates providing in the third quarter of 2025.
In December 2019, Honeywell agreed with LADWP to build a water treatment system (often referred to as the Cooperative Containment Concept or CCC or the second interim remedy) that will provide treated groundwater in the NHOU to LADWP for public water supply purposes. Honeywell contends that some of the contamination to be remediated by the treatment system it is building originated from the Hewitt Landfill and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing and implementing the second interim remedy. During the fourth quarter of 2021, we completed a partial settlement with Honeywell related to certain costs that Honeywell has incurred for an immaterial amount. In March 2023, Honeywell filed a lawsuit against Vulcan and a third party alleging that Honeywell has incurred more than $11 million in costs to resolve its liability to the EPA and that it estimates that it will spend in excess of $100 million to construct and operate its water treatment system. Honeywell seeks an "equitable share of necessary response costs" from Vulcan and the third party, which claims indemnity from Vulcan. The Court stayed the lawsuit until February 2025, and Vulcan has since answered the lawsuit in the first quarter of 2025. Vulcan remains in discussions with Honeywell regarding the reasonable costs Honeywell has incurred. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area. Based on this technical information and recent settlement discussions, we have accrued an immaterial amount for our contribution of costs anticipated to be incurred by Honeywell. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area.

Further, LADWP is constructing two new production and treatment facilities at city wellfields located near the Hewitt Landfill — the NHW wellfield and the RT wellfield (also referred to as the NHW treatment system and North Hollywood Central (NHC) treatment system, respectively). LADWP has alleged that the Hewitt Landfill is one of the primary sources of contamination at the NHW treatment system and one of the sources of contamination at the NHC treatment system. According to information available on the California State Water Resources Control Board (SWRCB) website, the capital cost of the NHW treatment system is estimated at $92 million, and the capital cost of the NHC treatment system is estimated at $245 million. LADWP initially started operation of the NHW treatment system in the third quarter of 2024 but subsequently discontinued startup. Currently, LADWP plans to re-commence operation in late 2025. Both systems will incur costs for operation and maintenance. LADWP has applied for and received substantial funding to contribute to both treatment systems from grants of Proposition 1 bond funding from the SWRCB. According to information available on the SWRCB website, the bond money obtained for the NHW treatment system is $46 million, and the bond money obtained for the NHC treatment system is $95 million.
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Accretion	$4.8	$3.6	$9.0	$7.1
Depreciation	4.0	2.8	8.0	5.2
Total ARO operating costs	$8.8	$6.4	$17.0	$12.3
ARO operating costs are reported in cost of revenues. ARO liabilities are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our ARO liabilities are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
ARO liability balance at beginning of period	$429.5	$325.7	$427.4	$324.1
Liabilities incurred	18.2	0.8	23.2	0.8
Liabilities settled [1]	(4.7)	(3.0)	(11.6)	(4.8)
Accretion expense	4.8	3.6	9.0	7.1
Revisions, net	0.0	7.0	(0.2)	6.9
ARO liability balance at end of period	$447.8	$334.1	$447.8	$334.1
1Includes $1.0 million of noncash settlements related to business dispositions in 2025.
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
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Service cost	$0.4	$0.7	$0.9	$1.4
Interest cost	8.3	8.2	16.6	16.4
Expected return on plan assets	(8.0)	(7.1)	(15.8)	(14.1)
Amortization of prior service cost	0.0	0.3	0.0	0.5
Amortization of actuarial loss	1.3	1.2	2.5	2.5
Net periodic pension benefit cost	$2.0	$3.3	$4.2	$6.7
Pretax amortization from AOCI	$1.3	$1.5	$2.5	$3.0
The contributions to pension plans for the six months ended June 30, 2025 and 2024, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans for both periods and a qualified plan contribution of $1.3 million in the second quarter of 2025. We anticipate making total contributions of $9.6 million to our qualified pension plans in 2025.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Service cost	$0.6	$0.6	$1.1	$1.2
Interest cost	0.6	0.5	1.1	1.1
Amortization of prior service cost	0.3	0.4	0.7	0.7
Amortization of actuarial gain	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic postretirement benefit cost	$1.3	$1.3	$2.5	$2.6
Pretax amortization from AOCI	$0.1	$0.2	$0.3	$0.3
DEFINED CONTRIBUTION PLANS
In addition to our pension and postretirement plans, we sponsor six defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $39.6 million and $48.1 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

in millions	June 30 2025	December 31 2024	June 30 2024
Cash flow hedges	$(16.8)	$(17.7)	$(18.6)
Pension and postretirement plans	(107.7)	(109.7)	(122.0)
Total AOCI	$(124.5)	$(127.4)	$(140.6)
Changes in AOCI, net of tax, for the six months ended June 30, 2025 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
AOCI Balances as of December 31, 2024	$(17.7)	$(109.7)	$(127.4)
Amounts reclassified from AOCI	0.9	2.0	2.9
AOCI Balances as of June 30, 2025	$(16.8)	$(107.7)	$(124.5)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$0.6	$0.6	$1.2	$1.1
Benefit from income taxes	(0.2)	(0.2)	(0.3)	(0.3)
Total	$0.4	$0.4	$0.9	$0.8
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$1.4	$1.7	$2.8	$3.3
Benefit from income taxes	(0.3)	(0.5)	(0.8)	(0.9)
Total	$1.1	$1.2	$2.0	$2.4
Total reclassifications from AOCI to earnings	$1.5	$1.6	$2.9	$3.2

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
There were no shares held in treasury as of June 30, 2025, December 31, 2024 and June 30, 2024.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average price	June 30 2025	December 31 2024	June 30 2024
Number of shares purchased and retired	0.2	0.3	0.3
Total purchase price [1]	$38.1	$68.8	$68.8
Average price per share	$224.36	$254.71	$254.71
1The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of June 30, 2025, 6,647,118 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per share data	2025	2024	2025	2024
Total Shareholders' Equity
Balance at beginning of period	$8,134.1	$7,491.9	$8,118.6	$7,483.4
Net earnings attributable to Vulcan	320.9	308.0	449.8	410.6
Share-based compensation plans, net of shares withheld for taxes	(4.0)	(0.7)	(28.6)	(24.8)
Purchase and retirement of common stock	0.0	(50.0)	(38.1)	(68.8)
Share-based compensation expense	19.1	15.4	33.0	24.5
Cash dividends on common stock ($0.49/$0.46/$0.98/$0.92 per share, respectively)	(64.7)	(60.9)	(130.7)	(122.8)
Other comprehensive income	1.5	1.6	2.9	3.2
Balance at end of period	$8,406.9	$7,705.3	$8,406.9	$7,705.3
Noncontrolling Interest
Balance at beginning of period	$24.4	$24.8	$23.9	$24.5
Distribution to noncontrolling interest	(1.5)	0.0	(1.5)	0.0
Earnings (loss) attributable to noncontrolling interest	(0.1)	0.3	0.4	0.6
Balance at end of period	$22.8	$25.1	$22.8	$25.1
Total Equity
Balance at end of period	$8,429.7	$7,730.4	$8,429.7	$7,730.4

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
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Total Revenues
Aggregates [1]	$1,649.6	$1,613.5	$2,985.4	$2,904.9
Asphalt [2]	368.9	351.2	577.6	537.4
Concrete	220.6	167.3	397.7	315.5
Segment sales	$2,239.1	$2,132.0	$3,960.7	$3,757.8
Aggregates intersegment sales	(136.7)	(117.6)	(223.7)	(197.7)
Total	$2,102.4	$2,014.4	$3,737.0	$3,560.1
Cost of Revenues
Aggregates	$(953.4)	$(967.4)	$(1,844.8)	$(1,875.4)
Asphalt	(311.7)	(292.2)	(515.6)	(473.7)
Concrete	(212.1)	(162.6)	(386.1)	(313.8)
Total	$(1,477.2)	$(1,422.2)	$(2,746.5)	$(2,662.9)
Gross Profit
Aggregates	$559.5	$528.5	$916.9	$831.8
Asphalt	57.2	59.0	62.0	63.7
Concrete	8.5	4.7	11.6	1.7
Total	$625.2	$592.2	$990.5	$897.2
Reconciliation to Pretax Earnings
Selling, administrative and general expenses	$(144.5)	$(134.1)	$(282.7)	$(263.8)
Other operating income (expense), net	(9.7)	(4.5)	(10.4)	(6.9)
Other nonoperating income (expense), net	2.4	(8.7)	(0.2)	(8.9)
Interest expense, net	(59.2)	(40.2)	(118.9)	(79.3)
Earnings from continuing operations before income taxes	$414.2	$404.7	$578.3	$538.3
1Includes product sales (crushed stone, sand and gravel, sand and other aggregates), freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to our aggregates business.
2Includes product sales as well as service revenues (see Note 4) from our asphalt construction paving business.

SEGMENT FINANCIAL DISCLOSURE (CONTINUED)

	Three Months Ended June 30		Six Months Ended June 30
in millions	2025	2024	2025	2024
Depreciation, Depletion, Accretion and Amortization [1]
Aggregates	$144.3	$128.0	$294.7	$251.5
Asphalt	14.0	11.0	26.0	19.8
Concrete	19.0	11.9	34.5	24.1
Other	8.2	5.9	16.6	12.3
Total	$185.5	$156.8	$371.8	$307.7
Capital Expenditures [2]
Aggregates	$88.3	$175.4	$179.6	$274.9
Asphalt	8.9	10.8	14.0	16.9
Concrete	0.1	3.6	6.9	5.7
Corporate	4.2	0.2	6.4	0.3
Total	$101.5	$190.0	$206.9	$297.8
Identifiable Assets [3]
Aggregates			$14,441.4	$12,088.2
Asphalt			830.6	737.6
Concrete			1,025.2	903.6
Total identifiable assets [4]			$16,297.2	$13,729.4
General corporate assets			326.5	375.4
Cash and cash equivalents and restricted cash			351.0	111.6
Total			$16,974.7	$14,216.4
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
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended June 30
in millions	2025	2024
Cash Payments [1]
Interest (exclusive of amount capitalized)	$134.7	$99.3
Income taxes	113.0	226.7
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$31.8	$17.5
Note received from sale of business	0.0	0.9
Recognition of new and revised lease obligations:
Operating lease right-of-use assets	48.5	27.1
Finance lease right-of-use assets	0.5	3.4
Consideration payable to seller in business acquisitions	0.1	0.0
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
There were no charges for goodwill impairment in the six-month periods ended June 30, 2025 and 2024. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 million in our Concrete segment).
Changes in the carrying amount of goodwill by reportable segment from December 31, 2024 to June 30, 2025 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total
Goodwill at December 31, 2024	$3,673.2	$91.6	$23.3	$3,788.1
Goodwill of acquired businesses [1]	44.3	0.0	0.0	44.3
Goodwill of divested businesses [1]	(0.6)	0.0	0.0	(0.6)
Goodwill at June 30, 2025	$3,716.9	$91.6	$23.3	$3,831.8
1See Note 16 for acquisitions and divestitures.
NOTE 16: ACQUISITIONS AND DIVESTITURES
BUSINESS ACQUISITIONS
2025 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2025, we completed no business acquisitions.
2024 BUSINESS ACQUISITIONS — Through the six months ended June 30, 2024, we acquired operations in Alabama, North Carolina and Texas for total cash consideration of $193.4 million. For the full year 2024, including adjustments made in the current year, we acquired the following operations for total consideration of $2,302.3 million ($2,271.3 million cash and $31.0 million noncash):
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

in millions	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Supplemental Pro Forma Results
Total revenues	$2,124.6	$3,768.6
Net earnings attributable to Vulcan	294.9	376.0
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

The fair value of consideration transferred for the Wake Stone and Superior acquisitions and the preliminary amounts (pending final appraisals of intangible assets and property, plant & equipment) of assets acquired and liabilities assumed are summarized below:

in millions	June 30 2025
Fair Value of Purchase Consideration
Cash	$2,064.5
Payable to seller	31.0
Total fair value of purchase consideration	$2,095.5
Identifiable Assets Acquired and Liabilities Assumed
Inventories	$35.0
Property, plant & equipment	1,929.2
Identifiable intangible assets	244.2
Other assets	61.7
Asset retirement obligations	(64.6)
Deferred tax liabilities	(311.7)
Other liabilities	(176.6)
Net identifiable assets acquired	$1,717.2
Goodwill	$378.3
As a collective result of the Wake Stone and Superior acquisitions, as well as other immaterial acquisitions completed in 2024, we recognized $275.0 million of amortizable intangible assets and $387.3 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of approximately 20 years and will be deductible for income tax purposes over 15 years. The $387.3 million of goodwill primarily represents deferred tax liabilities generated from carrying over the seller's tax basis in the assets acquired as well as synergies expected to be realized from acquiring established businesses with assets that have been assembled over a long period of time; the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $74.8 million will be deductible for income tax purposes.
DIVESTITURES AND PENDING DIVESTITURES
In 2025, we sold:
▪First quarter — non-strategic aggregates locations in rural West Texas with limited reserves resulting in an immaterial gain
We had no significant divestitures through the six months ended June 30, 2024.
No material assets met the criteria for held for sale at June 30, 2025, December 31, 2024 or June 30, 2024.
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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR SECOND QUARTER 2025
Compared to second quarter of 2024:
▪Total revenues increased $88.0 million, or 4%, to $2,102.4 million
▪Gross profit increased $33.0 million, or 6%, to $625.2 million
▪Aggregates segment sales increased $36.1 million, or 2%, to $1,649.6 million
▪Aggregates segment freight-adjusted revenues increased $47.5 million, or 4%, to $1,310.1 million
▪Shipments decreased 1%, or 0.8 million tons, to 59.3 million tons
▪Freight-adjusted sales price increased 5.3%, or $1.11 per ton, to $22.11
▪Aggregates segment gross profit increased $31.0 million, or 6%, to $559.5 million
▪Unit profitability (as measured by gross profit per ton) increased 7% to $9.44 per ton
▪Asphalt and Concrete segment gross profit increased $2.0 million to $65.7 million, collectively
▪Selling, administrative and general (SAG) expenses increased $10.4 million (20 basis points as a percentage of total revenues)
▪Operating earnings increased $17.4 million, or 4%, to $471.0 million
▪Earnings attributable to Vulcan from continuing operations were $2.43 per diluted share compared to $2.33 per diluted share
▪Adjusted earnings attributable to Vulcan from continuing operations were $2.45 per diluted share compared to $2.35 per diluted share
▪Net earnings attributable to Vulcan were $320.9 million, an increase of $12.9 million, or 4%
▪Adjusted EBITDA was $659.5 million, an increase of $56.4 million, or 9%
▪Returned capital to shareholders via dividends of $64.7 million at $0.49 per share versus $60.9 million at $0.46 per share, an increase of 6%
Our second quarter results reflected another quarter of outstanding execution, despite weather challenges, and we carry good momentum into the remainder of the year. Our pricing discipline and excellent cost performance have led to an 11% increase in aggregates gross profit per ton (13% increase in cash gross profit per ton), a 10% improvement in net earnings attributable to Vulcan, a 16% improvement in Adjusted EBITDA and Adjusted EBITDA margin expansion of 260 basis points through the first half of the year.
Capital expenditures, including maintenance and growth projects, were $101.5 million in the second quarter and $206.9 million on a year-to-date basis.
We remain well positioned for continued growth with a strong liquidity position and balance sheet profile. As of June 30, 2025, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 2.2 times (2.1 times on a net debt basis, reflecting $351.0 million of cash on hand) and within our target range of 2.0 to 2.5 times. Our weighted-average debt maturity was 13.1 years, and our total weighted-average effective interest rate was 4.99%.
Interest expense, net of interest income, was $59.2 million in the second quarter compared with $40.2 million in the prior year. The $19.0 million increase is primarily due to a higher debt level resulting from the November 2024 notes issuances.
On a trailing-twelve months basis, return on invested capital was 15.9%, a 40 basis points decrease over the prior year, primarily resulting from the fourth quarter 2024 acquisitions of Wake Stone Corporation (Wake Stone) and Superior Ready Mix Concrete, L.P. (Superior).
OUTLOOK
Our execution in the first half of the year, along with an acceleration in new highway construction activity in our markets, supports our full-year outlook to deliver $2,350 million to $2,550 million of Adjusted EBITDA. As always, we will remain focused on factors within our control, including pricing and operating disciplines that drive earnings growth and cash generation.

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per share and per unit data	2025	2024	2025	2024
Total revenues	$2,102.4	$2,014.4	$3,737.0	$3,560.1
Cost of revenues	(1,477.2)	(1,422.2)	(2,746.5)	(2,662.9)
Gross profit	625.2	592.2	990.5	897.2
Gross profit margin	29.7%	29.4%	26.5%	25.2%
Selling, administrative and general expenses	(144.5)	(134.1)	(282.7)	(263.8)
SAG as a percentage of total revenues	6.9%	6.7%	7.6%	7.4%
Gain on sale of property, plant & equipment and businesses	1.2	3.8	8.6	4.4
Operating earnings	471.0	453.6	697.4	626.5
Interest expense, net	(59.2)	(40.2)	(118.9)	(79.3)
Earnings from continuing operations before income taxes	414.2	404.7	578.3	538.3
Income tax expense	(91.3)	(94.4)	(125.0)	(123.4)
Effective tax rate from continuing operations	22.0%	23.3%	21.6%	22.9%
Earnings from continuing operations	322.9	310.3	453.3	414.9
Loss on discontinued operations, net of tax	(2.1)	(2.0)	(3.1)	(3.7)
(Earnings) loss attributable to noncontrolling interest	0.1	(0.3)	(0.4)	(0.6)
Net earnings attributable to Vulcan	$320.9	$308.0	$449.8	$410.6
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.43	$2.33	$3.41	$3.11
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)
Net earnings	$2.42	$2.31	$3.38	$3.08
EBITDA [1]	$656.1	$598.7	$1,064.5	$919.7
Adjusted EBITDA [1]	$659.5	$603.1	$1,070.4	$926.6
Average Sales Price and Unit Shipments
Aggregates
Tons	59.3	60.1	107.0	108.3
Freight-adjusted sales price	$22.11	$21.00	$22.07	$20.82
Asphalt Mix
Tons	3.9	4.0	6.1	6.1
Average sales price	$81.29	$78.80	$81.30	$78.46
Ready-mixed concrete
Cubic yards	1.2	0.9	2.1	1.7
Average sales price	$186.60	$180.24	$187.83	$181.40
1Non-GAAP measures are defined and reconciled within this Item 2 under the caption "Reconciliation of Non-GAAP Financial Measures".

SECOND QUARTER 2025 COMPARED TO SECOND QUARTER 2024
Second quarter 2025 total revenues were $2,102.4 million, up 4% from the second quarter of 2024. Shipments decreased in aggregates (-1%) and asphalt mix (-3%) and increased in ready-mixed concrete (+27%). Gross profit increased in the Aggregates segment (+$31.0 million or 6%) and the Concrete segment (+$3.8 million or 81%) and decreased in the Asphalt segment (-$1.8 million or 3%).
Net earnings attributable to Vulcan for the second quarter of 2025 were $320.9 million, or $2.42 per diluted share, compared to $308.0 million, or $2.31 per diluted share, in the second quarter of 2024. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the second quarter of 2025 include:
▪pretax charges of $0.6 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $2.8 million
▪$2.1 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the second quarter of 2024 include:
▪pretax charges of $1.0 million associated with divested operations
▪pretax charges of $0.8 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $2.7 million
▪$1.1 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $2.45 per diluted share for the second quarter of 2025 compared to $2.35 per diluted share for the second quarter of 2024.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the second quarter of 2025 versus the second quarter of 2024 are summarized below:

in millions
Second quarter 2024	$404.7
Higher aggregates gross profit	31.0
Lower asphalt gross profit	(1.8)
Higher concrete gross profit	3.8
Higher selling, administrative and general expenses	(10.4)
Lower gain on sale of property, plant & equipment and businesses	(2.6)
Higher interest expense, net	(19.0)
All other	8.5
Second quarter 2025	$414.2
Continued pricing discipline and operational execution drove earnings growth and margin expansion in the Aggregates segment despite lower shipments and challenging weather conditions throughout the quarter. Second quarter Aggregates segment gross profit increased 6% to $559.5 million ($9.44 on a per ton basis), and gross profit margin expanded to 33.9%. Cash gross profit per ton increased 9% to $11.88 per ton. On a trailing-twelve months basis, cash gross profit per ton was $11.25, increasing 13% over the prior year and marking a tenth consecutive quarter of double-digit compounding improvement in unit profitability.
Aggregates shipments decreased 1% compared to the prior year due in part to significant rainfall in many key Southeastern markets throughout much of the quarter. Price growth was widespread, and freight-adjusted selling prices increased 5.3% (7.6% on a mix-adjusted basis) compared to the prior year. In addition to the anticipated impact of recent acquisitions, second quarter reported price was also impacted by unfavorable legacy geographic mix due to the inclement weather in the Southeast. Freight-adjusted unit cost of sales increased a modest 4% ($0.46 per ton) as a result of continued operating cost discipline despite challenging weather conditions.
Overall, non-aggregates segments gross profit of $65.7 million was $2.0 million higher than the prior year’s second quarter.
Asphalt segment gross profit was $57.2 million, and cash gross profit was $71.2 million. Despite lower shipments, unit cash gross profit improved 5%, and gross profit margin remained a solid 15.5%.
Concrete segment gross profit was $8.5 million, and cash gross profit was $27.5 million. Unit gross profit increased 43%, and unit cash gross profit increased 30%, due mostly to the contribution of acquired operations.
SAG expense was $144.5 million for the second quarter compared to $134.1 million in the prior year. As a percent of total revenues on a trailing-twelve months basis, SAG expense was 7.2% in the second quarter of 2025, 10 basis points lower than the prior year.
Gain on sale of property, plant & equipment and businesses was $1.2 million in the second quarter of 2025 compared to $3.8 million in the second quarter of 2024.

Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $10.9 million of expense for the second quarter of 2025 compared to $8.3 million of expense in the second quarter of 2024.
Other nonoperating income (expense), net was $2.4 million of income for the second quarter of 2025 compared to $8.7 million of expense in the second quarter of 2024. The year-over-year improvement was primarily related to higher foreign currency transaction gains in the current period.
Net interest expense was $59.2 million in the second quarter of 2025 compared to $40.2 million in the second quarter of 2024. The increase in interest expense was primarily due to a higher debt level resulting from the November 2024 notes issuances.
Income tax expense from continuing operations was $91.3 million in the second quarter of 2025 compared to $94.4 million in the second quarter of 2024. The decrease in tax expense was primarily due to the release of a valuation allowance against deferred tax assets of a Canadian subsidiary resulting from a restructuring completed in the second quarter of 2025, partially offset by an increase in pretax earnings.
Earnings attributable to Vulcan from continuing operations were $2.43 per diluted share in the second quarter of 2025 compared to $2.33 per diluted share in the second quarter of 2024.
DISCONTINUED OPERATIONS — Second quarter pretax loss from discontinued operations was $2.8 million in 2025 compared with a pretax loss of $2.7 million in 2024. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
YEAR-TO-DATE JUNE 30, 2025 COMPARED TO YEAR-TO-DATE JUNE 30, 2024
Total revenues for the first six months of 2025 were $3,737.0 million, up 5% from the first six months of 2024. Shipments decreased in aggregates (-1%), increased in ready-mixed concrete (+21%) and remained flat in asphalt mix. Gross profit increased in the Aggregates segment (+$85.1 million or 10%) and the Concrete segment (+$9.9 million or 617%) and decreased in the Asphalt segment (-$1.7 million or 3%).
Net earnings attributable to Vulcan for the first six months of 2025 were $449.8 million, or $3.38 per diluted share, compared to $410.6 million, or $3.08 per diluted share, in the first six months of 2024. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the first six months of 2025 include:
▪pretax charges of $1.8 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $4.1 million
▪$3.8 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first six months of 2024 include:
▪pretax charges of $1.0 million associated with divested operations
▪pretax charges of $0.9 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $5.0 million
▪$2.7 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $3.45 per diluted share for the first six months of 2025 compared to $3.14 per diluted share for the first six months of 2024.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2025 versus year-to-date June 30, 2024 are summarized below:

in millions
Year-to-date June 30, 2024	$538.3
Higher aggregates gross profit	85.1
Lower asphalt gross profit	(1.7)
Higher concrete gross profit	9.9
Higher selling, administrative and general expenses	(18.9)
Higher gain on sale of property, plant & equipment and businesses	4.2
Higher interest expense, net	(39.6)
All other	1.0
Year-to-date June 30, 2025	$578.3
Aggregates segment sales for the first six months of 2025 were $2,985.4 million (up 3%), and shipments decreased 1%, or 1.3 million tons, compared to the prior year. Aggregates segment gross profit was $916.9 million ($8.57 per ton) in the first six months of 2025 versus $831.8 million ($7.68 per ton) in the prior year. On a year-to-date basis, cash gross profit per ton increased 13% to $11.32 per ton.

Freight-adjusted selling prices increased 6.0% as compared to the prior year. Freight-adjusted unit cost of sales for the first six months of 2025 increased 3%, or $0.37 per ton, versus the prior year.
Asphalt segment gross profit of $62.0 million was down $1.7 million from the first six months of 2024, and cash gross profit of $88.0 million was a 5% improvement over the prior year. Asphalt mix shipments remained flat, and average unit selling prices increased 3.6%, or $2.84 per ton.
Concrete segment gross profit of $11.6 million was up $9.9 million from the first six months of 2024, and cash gross profit of $46.1 million was a 79% increase from the prior year.
SAG expenses were $282.7 million (7.6% of total revenues) versus $263.8 million (7.4% of total revenues) in the prior year’s first six months.
Gain on sale of property, plant & equipment and businesses was $8.6 million in the first six months of 2025 versus $4.4 million in the first six months of 2024.
Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and net rental income (expense), was $19.0 million of expense for the first six months of 2025 compared to $11.3 million of expense in the first six months of 2024.
Other nonoperating income (expense), net was $0.2 million of expense for the first six months of 2025 compared to $8.9 million of expense in the first six months of 2024. The year-over-year improvement was primarily related to higher foreign currency transaction gains in the current year.
Net interest expense was $118.9 million in the first six months of 2025 compared to $79.3 million in the first six months of 2024. The increase in interest expense was primarily due to a higher debt level resulting from the November 2024 notes issuances.
Income tax expense from continuing operations was $125.0 million in the first six months of 2025 compared to $123.4 million in the first six months of 2024. The increase in tax expense was primarily due to an increase in pretax earnings, partially offset by an increase in the statutory depletion deduction and the release of a valuation allowance against deferred tax assets of a Canadian subsidiary.
Earnings attributable to Vulcan from continuing operations were $3.41 per diluted share in the first six months of 2025 compared to $3.11 per diluted share in the first six months of 2024.
DISCONTINUED OPERATIONS — First six months pretax loss from discontinued operations was $4.1 million in 2025 compared with a pretax loss of $5.0 million in 2024. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
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
Further, the Mexican government has taken actions adverse to our property and operations in Mexico. On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to Calica. In September 2024, the Mexican government ordered the closure of Calica's already-suspended quarrying activities and the shutdown of certain activities at Calica's Punta Venado port facilities. On September 23, 2024, the President of Mexico signed a presidential decree declaring the entirety of Calica's properties as a "Natural Protected Area" (the "ANP Decree"). Among other provisions, the ANP Decree prohibits Calica from extracting petrous or construction materials from its properties. We strongly believe that the actions taken by Mexico are arbitrary and illegal, and we intend to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law. For additional information regarding our Calica operations, see the NAFTA Arbitration section in Note 8 to the condensed consolidated financial statements.

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

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per unit data	2025	2024	2025	2024
Aggregates segment
Segment sales	$1,649.6	$1,613.5	$2,985.4	$2,904.9
Freight & delivery revenues [1]	(310.9)	(324.5)	(575.2)	(602.0)
Other revenues	(28.6)	(26.4)	(48.1)	(48.9)
Freight-adjusted revenues	$1,310.1	$1,262.6	$2,362.1	$2,254.0
Unit shipments - tons	59.3	60.1	107.0	108.3
Freight-adjusted sales price	$22.11	$21.00	$22.07	$20.82
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

	Three Months Ended June 30		Six Months Ended June 30
in millions, except per unit data	2025	2024	2025	2024
Aggregates segment
Gross profit	$559.5	$528.5	$916.9	$831.8
Depreciation, depletion, accretion and amortization	144.3	128.0	294.7	251.5
Cash gross profit	$703.8	$656.5	$1,211.6	$1,083.3
Unit shipments - tons	59.3	60.1	107.0	108.3
Gross profit per ton	$9.44	$8.79	$8.57	$7.68
Freight-adjusted sales price	$22.11	$21.00	$22.07	$20.82
Cash gross profit per ton	11.88	10.92	11.32	10.01
Freight-adjusted cash cost of sales per ton	$10.23	$10.08	$10.75	$10.81
Asphalt segment
Gross profit	$57.2	$59.0	$62.0	$63.7
Depreciation, depletion, accretion and amortization	14.0	11.0	26.0	19.8
Cash gross profit	$71.2	$70.0	$88.0	$83.5
Unit shipments - tons	3.9	4.0	6.1	6.1
Gross profit per ton	$14.86	$14.82	$10.19	$10.40
Average sales price	$81.29	$78.80	$81.30	$78.46
Cash gross profit per ton	18.49	17.57	14.47	13.63
Cash cost of sales per ton	$62.80	$61.23	$66.83	$64.83
Concrete segment
Gross profit	$8.5	$4.7	$11.6	$1.7
Depreciation, depletion, accretion and amortization	19.0	11.9	34.5	24.1
Cash gross profit	$27.5	$16.6	$46.1	$25.8
Unit shipments - cubic yards	1.2	0.9	2.1	1.7
Gross profit per cubic yard	$7.21	$5.05	$5.54	$0.94
Average sales price	$186.60	$180.24	$187.83	$181.40
Cash gross profit per cubic yard	23.38	17.92	21.89	14.83
Cash cost of sales per cubic yard	$163.22	$162.32	$165.94	$166.57

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

	Three Months Ended June 30		Six Months Ended June 30		Trailing-Twelve Months June 30
in millions	2025	2024	2025	2024	2025	2024
Net earnings attributable to Vulcan	$320.9	$308.0	$449.8	$410.6	$951.2	$914.6
Income tax expense, including discontinued operations	90.6	93.7	124.0	122.1	250.7	311.1
Interest expense, net of interest income	59.2	40.2	118.9	79.3	209.9	163.3
Depreciation, depletion, accretion and amortization	185.5	156.8	371.8	307.7	696.3	621.3
EBITDA	$656.1	$598.7	$1,064.5	$919.7	$2,108.0	$2,010.2
Loss on discontinued operations	$2.8	$2.7	$4.1	$5.0	$9.3	$11.8
Gain on sale of real estate and businesses, net	0.0	0.0	0.0	0.0	(36.7)	(51.9)
Loss on impairments	0.0	0.0	0.0	0.0	86.6	28.3
Charges associated with divested operations	0.0	1.0	0.0	1.0	16.7	4.2
Acquisition related charges [1]	0.6	0.8	1.8	0.9	17.1	2.3
Adjusted EBITDA	$659.5	$603.1	$1,070.4	$926.6	$2,201.1	$2,005.0
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

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$2.42	$2.31	$3.38	$3.08
Items included in Adjusted EBITDA above, net of tax	0.02	0.03	0.04	0.04
NOL carryforward valuation allowance	0.01	0.01	0.03	0.02
Adjusted diluted EPS attributable to Vulcan from continuing operations	$2.45	$2.35	$3.45	$3.14

NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	June 30
in millions	2025	2024
Current maturities of long-term debt	$0.5	$0.5
Short-term debt	550.0	95.0
Long-term debt	4,359.2	3,331.7
Total debt	$4,909.7	$3,427.2
Cash and cash equivalents and restricted cash	(351.0)	(111.6)
Net debt	$4,558.7	$3,315.6
Trailing-Twelve Months (TTM) Adjusted EBITDA	$2,201.1	$2,005.0
Total Debt to TTM Adjusted EBITDA	2.2x	1.7x
Net Debt to TTM Adjusted EBITDA	2.1x	1.7x
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

	Trailing-Twelve Months
in millions	June 30 2025	June 30 2024
Adjusted EBITDA	$2,201.1	$2,005.0
Average invested capital
Property, plant & equipment, net	$7,600.8	$6,212.1
Goodwill	3,684.3	3,564.3
Other intangible assets	1,591.5	1,498.8
Fixed and intangible assets	$12,876.6	$11,275.2
Current assets	$2,124.9	$2,230.8
Cash and cash equivalents	(338.1)	(374.8)
Current tax	(41.7)	(38.2)
Adjusted current assets	1,745.1	1,817.8
Current liabilities	(989.8)	(789.6)
Current maturities of long-term debt	80.5	0.5
Short-term debt	129.0	19.0
Adjusted current liabilities	(780.3)	(770.1)
Adjusted net working capital	$964.8	$1,047.7
Average invested capital	$13,841.4	$12,322.9
Return on invested capital	15.9%	16.3%

2025 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2025 Projected Mid-point
Net earnings attributable to Vulcan	$1,130
Income tax expense, including discontinued operations	330
Interest expense, net of interest income	230
Depreciation, depletion, accretion and amortization	750
Projected EBITDA [1]	$2,440
Items included in Adjusted EBITDA	10
Projected Adjusted EBITDA	$2,450
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

CASH
Included in our June 30, 2025 cash and cash equivalents and restricted cash balances of $351.0 million is $3.6 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the caption "Restricted Cash".
CASH FROM OPERATING ACTIVITIES

	Six Months Ended June 30
in millions	2025	2024
Net earnings	$450.2	$411.2
Depreciation, depletion, accretion and amortization	371.8	307.7
Noncash operating lease expense	26.7	25.7
Net gain on sale of property, plant & equipment and businesses	(8.6)	(4.4)
Deferred income taxes, net	(11.3)	(18.5)
Other operating cash flows, net [1]	(235.6)	(347.2)
Net cash provided by operating activities	$593.2	$374.5
1Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $593.2 million during the six months ended June 30, 2025, a $218.7 million increase compared to the same period of 2024. The increase was primarily attributable to higher earnings and changes in working capital balances.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 42.6 days at June 30, 2025 compared to 41.4 days at June 30, 2024. Additionally, our over 90 day receivables balance was $30.9 million at June 30, 2025, an increase of $5.6 million from the $25.3 million balance at June 30, 2024. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
CASH FROM INVESTING ACTIVITIES
Net cash used for investing activities was $236.9 million during the first six months of 2025, a $296.9 million decrease compared to the same period of 2024. During the first six months of 2024, we acquired businesses for $193.4 million, whereas there were no business acquisitions in the first six months of 2025. Conversely, during the first six months of 2025, we sold businesses in Texas for $19.0 million, whereas there were no business dispositions in the first six months of 2024 (see Note 16 to the condensed consolidated financial statements for acquisitions and divestitures). Additionally, during the first six months of 2025, we invested $270.9 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $344.2 million in the prior year period. This $270.9 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities.
CASH FROM FINANCING ACTIVITIES
Net cash used for financing activities was $606.1 million during the first six months of 2025, a $72.2 million decrease compared to cash used of $678.3 million in the same period of 2024. The current year includes cash paid to redeem the $400.0 million senior notes due 2025, whereas the prior year includes cash paid to redeem the $550.0 million senior notes due 2026 partially offset by a $95.0 million net issuance of commercial paper. Additionally, we returned $168.8 million to shareholders through $130.7 million of dividends ($0.98 per share compared to $0.92 per share) and $38.1 million of common stock repurchases (170,000 shares repurchased at $224.36 average price per share in 2025 compared to 270,142 shares repurchased at $254.71 average price per share in 2024).

DEBT
Certain debt measures are presented below:

in millions	June 30 2025	December 31 2024	June 30 2024
Debt
Current maturities of long-term debt	$0.5	$400.5	$0.5
Short-term debt	550.0	0.0	95.0
Long-term debt	4,359.2	4,906.9	3,331.7
Total debt	$4,909.7	$5,307.4	$3,427.2
Capital
Total debt	$4,909.7	$5,307.4	$3,427.2
Total equity	8,429.7	8,142.5	7,730.4
Total capital	$13,339.4	$13,449.9	$11,157.6
Total Debt as a Percentage of Total Capital	36.8%	39.5%	30.7%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	4.66%	4.65%	5.55%
Term debt	5.04%	5.00%	4.63%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	89.0%	89.8%	81.5%
Floating-rate debt	11.0%	10.2%	18.5%
1Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At June 30, 2025, total debt to trailing-twelve months Adjusted EBITDA was 2.2 times (2.1 times on a net debt basis reflecting $351.0 million of cash on hand). Our weighted-average debt maturity was 13.1 years, and our total weighted-average effective interest rate was 4.99%.
LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of June 30, 2025, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of June 30, 2025, we had $550.0 million in commercial paper borrowings with a 4.66% effective interest rate.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2025, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of June 30, 2025, our available borrowing capacity under the line of credit was $1,575.3 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$24.7 million was used to support standby letters of credit
TERM DEBT
All of our $4,440.7 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of June 30, 2025, we were in compliance with all term debt covenants.
In November 2024, we issued $500.0 million of 4.95% senior notes due 2029, $750.0 million of 5.35% senior notes due 2034 and $750.0 million of 5.70% senior notes due 2054. Total proceeds of $1,975.0 million (net of discounts and transaction costs), together with cash on hand, were used to provide liquidity for acquisitions in 2024 and debt maturing in 2025.
In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.

CURRENT MATURITIES OF LONG-TERM DEBT
The $0.5 million of current maturities of long-term debt as of June 30, 2025 is due as follows:

in millions	Current Maturities
Third quarter 2025	$0.0
Fourth quarter 2025	0.0
First quarter 2026	0.5
Second quarter 2026	0.0
DEBT RATINGS
Our debt ratings and outlooks as of June 30, 2025 are as follows:

	Short-term	Long-term	Outlook
Fitch	F2	BBB	Positive
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	June 30 2025	December 31 2024	June 30 2024
Common stock shares at January 1, issued and outstanding	132.1	132.1	132.1
Common stock issued for share-based compensation plans	0.1	0.3	0.3
Common stock purchased and retired	(0.2)	(0.3)	(0.3)
Common stock shares at end of period, issued and outstanding	132.0	132.1	132.1
As of June 30, 2025, there were 6,647,118 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average price	June 30 2025	December 31 2024	June 30 2024
Number of shares purchased and retired	0.2	0.3	0.3
Total purchase price	$38.1	$68.8	$68.8
Average price per share	$224.36	$254.71	$254.71
There were no shares held in treasury as of June 30, 2025, December 31, 2024 and June 30, 2024.

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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2025.
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
▪volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
▪the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
▪our ability to secure and permit aggregates reserves in strategically located areas
▪our ability to identify, close and successfully integrate acquisitions
▪the effect of changes in tax laws, guidance and interpretations
▪significant downturn in the construction industry may result in the impairment of goodwill or long-lived assets
▪changes in technologies, which could disrupt the way we do business and how our products are distributed
▪the risks of open pit and underground mining
▪expectations relating to environmental, social and governance considerations
▪claims that our products do not meet regulatory requirements or contractual specifications
▪other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the Securities and Exchange Commission
All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.

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
At June 30, 2025, the estimated fair value of our long-term debt including current maturities was $4,281.3 million compared to a face value of $4,440.7 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $393.4 million.
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

ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
We are in the process of implementing a comprehensive enterprise performance management system that will replace our existing financial reporting, management reporting, and budgeting and forecasting systems. The financial reporting phase of this system implementation was completed in the first quarter of 2025, and we expect management reporting to be completed in the fourth quarter of 2025. The budgeting and forecasting phase of this system implementation is expected to be completed by the end of 2026. Excluding the acquisitions of Wake Stone and Superior noted below, no other changes were made during the second quarter of 2025 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.
We completed our acquisitions of Wake Stone on November 8, 2024 and Superior on December 20, 2024, both of which operated under their own set of systems and internal controls. We are currently integrating both companies into our operations and internal control processes. This integration will continue during the first year of each business combination.

PART II OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A
RISK FACTORS
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not purchase any of our equity securities during the second quarter of 2025.
We did not have any unregistered sales of equity securities during the second quarter of 2025.

ITEM 4
MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 5
OTHER INFORMATION
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended June 30, 2025, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

ITEM 6
EXHIBITS

Exhibit 10.1	Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No, 333-287131) filed on May 9, 2025 [1]

Exhibit 10.2	Form of Non-Employee Director Restricted Stock Unit Agreement under the Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan

Exhibit 10.3	Form of Stock-Only Stock Appreciation Rights Award Agreement under the Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan

Exhibit 10.4	Form of Restricted Stock Unit Award Agreement under the Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan

Exhibit 10.5	Form of Performance Share Unit Award Agreement under the Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 95	MSHA Citations and Litigation

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in iXBRL (contained in Exhibit 101).
1Incorporated by reference.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date	July 31, 2025	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date	July 31, 2025	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)