Form 10-Q
period 2025-09-30
Vulcan Materials CO
filed 2025-10-30
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 21, 2025
Common Stock, $1 Par Value	132,130,905

VULCAN MATERIALS COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2025
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	September 30 2025	December 31 2024	September 30 2024
in millions
Assets
Cash and cash equivalents	$191.3	$559.7	$433.2
Restricted cash	3.9	41.1	1.1
Accounts and notes receivable, gross	1,197.1	905.5	1,030.9
Allowance for credit losses	(12.3)	(13.2)	(13.5)
Accounts and notes receivable, net	1,184.8	892.3	1,017.4
Inventories	687.1	681.8	647.7
Other current assets	104.0	90.8	113.5
Assets held for sale	97.3	0.0	0.0
Total current assets	2,268.4	2,265.7	2,212.9
Investments and long-term receivables	33.6	31.3	31.4
Property, plant & equipment, cost	14,641.6	14,516.8	12,350.5
Allowances for depreciation, depletion & amortization	(6,288.9)	(6,055.3)	(5,937.0)
Property, plant & equipment, net	8,352.7	8,461.5	6,413.5
Operating lease right-of-use assets, net	522.0	526.4	508.3
Goodwill	3,839.5	3,788.1	3,450.0
Other intangible assets, net	1,796.0	1,883.0	1,609.1
Other noncurrent assets	166.3	148.8	126.7
Total assets	$16,978.5	$17,104.8	$14,351.9
Liabilities
Current maturities of long-term debt	$0.4	$400.5	$0.5
Trade payables and accruals	422.6	407.0	352.6
Other current liabilities	556.2	431.6	421.0
Liabilities held for sale	37.6	0.0	0.0
Total current liabilities	1,016.8	1,239.1	774.1
Long-term debt	4,360.4	4,906.9	3,329.2
Deferred income taxes, net	1,391.9	1,336.5	1,000.3
Deferred revenue	132.3	137.8	139.4
Noncurrent operating lease liabilities	506.2	521.4	503.5
Other noncurrent liabilities	813.8	820.6	712.3
Total liabilities	$8,221.4	$8,962.3	$6,458.8
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 132.0, 132.1 and 132.1 shares, respectively	$132.0	$132.1	$132.1
Capital in excess of par value	2,920.2	2,900.1	2,895.0
Retained earnings	5,805.1	5,213.8	4,980.7
Accumulated other comprehensive loss	(123.1)	(127.4)	(138.8)
Total shareholders' equity	8,734.2	8,118.6	7,869.0
Noncontrolling interest	22.9	23.9	24.1
Total equity	$8,757.1	$8,142.5	$7,893.1
Total liabilities and equity	$16,978.5	$17,104.8	$14,351.9
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Unaudited	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per share data	2025	2024	2025	2024
Total revenues	$2,291.5	$2,003.9	$6,028.5	$5,564.0
Cost of revenues	(1,594.3)	(1,438.7)	(4,340.8)	(4,101.6)
Gross profit	697.2	565.2	1,687.7	1,462.4
Selling, administrative and general expenses	(145.3)	(129.1)	(428.0)	(393.0)
Gain on sale of property, plant & equipment and businesses	0.6	0.2	9.2	4.6
Loss on impairments	0.0	(86.6)	0.0	(86.6)
Other operating expense, net	(9.3)	(12.6)	(28.2)	(23.9)
Operating earnings	543.2	337.1	1,240.7	963.5
Other nonoperating income (expense), net	0.7	(3.8)	0.4	(12.7)
Interest expense, net	(55.3)	(38.4)	(174.2)	(117.7)
Earnings from continuing operations before income taxes	488.6	294.9	1,066.9	833.1
Income tax expense	(112.4)	(85.2)	(237.4)	(208.5)
Earnings from continuing operations	376.2	209.7	829.5	624.6
Loss on discontinued operations, net of tax	(1.2)	(1.3)	(4.2)	(5.0)
Net earnings	375.0	208.4	825.3	619.6
Earnings attributable to noncontrolling interest	(0.1)	(0.8)	(0.6)	(1.4)
Net earnings attributable to Vulcan	$374.9	$207.6	$824.7	$618.2
Other comprehensive income, net of tax
Amortization of accumulated cash flow hedge losses	0.4	0.4	1.3	1.2
Amortization of accumulated benefit plan costs	1.1	1.4	3.0	3.8
Other comprehensive income	1.5	1.8	4.3	5.0
Comprehensive income	376.5	210.2	829.6	624.6
Comprehensive earnings attributable to noncontrolling interest	(0.1)	(0.8)	(0.6)	(1.4)
Comprehensive income attributable to Vulcan	$376.4	$209.4	$829.0	$623.2
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$2.85	$1.58	$6.27	$4.71
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)
Net earnings	$2.84	$1.57	$6.24	$4.67
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.83	$1.57	$6.24	$4.68
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net earnings	$2.82	$1.56	$6.21	$4.65
Weighted-average common shares outstanding
Basic	132.1	132.2	132.2	132.3
Assuming dilution	132.9	133.0	132.9	133.1
Effective tax rate from continuing operations	23.0%	28.9%	22.3%	25.0%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited	Nine Months Ended September 30
in millions	2025	2024
Operating Activities
Net earnings	$825.3	$619.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	563.2	468.4
Noncash operating lease expense	40.1	38.6
Net gain on sale of property, plant & equipment and businesses	(9.2)	(4.6)
Loss on impairments	0.0	86.6
Contributions to pension plans	(13.8)	(7.1)
Share-based compensation expense	49.9	39.9
Deferred income taxes, net	56.5	(30.3)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(256.3)	(246.5)
Other, net	14.3	4.9
Net cash provided by operating activities	$1,270.0	$969.5
Investing Activities
Purchases of property, plant & equipment	(492.9)	(441.0)
Proceeds from sale of property, plant & equipment	23.0	5.6
Proceeds from sale of businesses	19.0	0.2
Payment for businesses acquired, net of acquired cash and adjustments	(8.5)	(206.4)
Other, net	8.5	(0.2)
Net cash used for investing activities	$(450.9)	$(641.8)
Financing Activities
Proceeds from short-term debt	0.0	8.1
Payment of short-term debt	(550.0)	(8.0)
Payment of current maturities and long-term debt	(400.5)	(550.5)
Debt issuance and exchange costs	0.0	(3.5)
Payment of finance leases	(8.5)	(10.0)
Purchases of common stock	(38.1)	(68.8)
Dividends paid	(195.4)	(183.6)
Share-based compensation, shares withheld for taxes	(30.5)	(24.5)
Distribution to noncontrolling interest	(1.5)	(1.8)
Other, net	(0.2)	0.0
Net cash used for financing activities	$(1,224.7)	$(842.6)
Net decrease in cash and cash equivalents and restricted cash	(405.6)	(514.9)
Cash and cash equivalents and restricted cash at beginning of year	600.8	949.2
Cash and cash equivalents and restricted cash at end of period	$195.2	$434.3
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
Operating results for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after September 30, 2025 will be reflected in management’s estimates for future periods.
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
INVENTORIES
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	September 30 2025	December 31 2024	September 30 2024
Finished products	$545.0	$534.6	$505.9
Raw materials	47.6	69.7	62.2
Products in process	12.3	9.0	11.1
Operating supplies and other	82.2	68.5	68.5
Total inventories	$687.1	$681.8	$647.7

DISCONTINUED OPERATIONS
In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Pretax loss	$(1.6)	$(1.8)	$(5.7)	$(6.8)
Income tax benefit	0.4	0.5	1.5	1.8
Loss on discontinued operations, net of tax	$(1.2)	$(1.3)	$(4.2)	$(5.0)
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
EARNINGS PER SHARE (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Weighted-average common shares outstanding	132.1	132.2	132.2	132.3
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.1	0.2	0.1	0.2
Other stock compensation awards	0.7	0.6	0.6	0.6
Weighted-average common shares outstanding, assuming dilution	132.9	133.0	132.9	133.1
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
RECLASSIFICATIONS
Capitalized quarry development costs of $160.8 million and $168.3 million at September 30, 2024 and December 31, 2024, respectively, were reclassified from Other noncurrent assets to Other intangible assets, net in our Condensed Consolidated Balance Sheet to conform to our current presentation.

NOTE 2: LEASES
Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	September 30 2025	December 31 2024	September 30 2024
Assets [1]
Operating lease ROU assets		$706.6	$673.2	$651.4
Accumulated amortization		(157.6)	(146.8)	(143.1)
Operating leases, net	Operating lease right-of-use assets, net	549.0	526.4	508.3
Finance lease ROU assets		44.3	54.7	55.8
Accumulated depreciation		(21.6)	(24.3)	(23.2)
Finance leases, net	Property, plant & equipment, net	22.7	30.4	32.6
Total lease assets		$571.7	$556.8	$540.9
Liabilities [1]
Current
Operating	Other current liabilities	$49.4	$49.3	$48.7
Finance	Other current liabilities	8.2	10.7	11.4
Noncurrent
Operating	Noncurrent operating lease liabilities	540.1	521.4	503.5
Finance	Other noncurrent liabilities	5.3	9.7	11.8
Total lease liabilities		$603.0	$591.1	$575.4
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		18.9	18.9	19.1
Finance leases		2.1	2.2	2.3
Weighted-average discount rate
Operating leases		4.8%	4.5%	4.4%
Finance leases		3.8%	3.2%	3.1%
1Balances at September 30, 2025 include lease assets and liabilities classified as held for sale as detailed in Note 16.
Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options by the end of the current year.
The components of lease expense are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Finance lease cost
Depreciation of right-of-use assets	$2.0	$2.3	$6.2	$7.2
Interest on lease liabilities	0.1	0.2	0.4	0.5
Operating lease cost	20.3	19.0	60.9	56.6
Short-term lease cost [1]	12.6	12.2	36.7	34.9
Variable lease cost	5.8	5.5	14.4	15.1
Sublease income	(0.8)	(0.7)	(2.4)	(2.0)
Sale and leaseback gain	0.0	0.0	(4.6)	0.0
Total lease expense	$40.0	$38.5	$111.6	$112.3
1Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).

Cash paid for operating leases was $60.9 million and $55.3 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for finance leases (principal and interest) was $8.9 million and $10.5 million for the nine months ended September 30, 2025 and 2024, respectively.
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
In the third quarter of 2025, we recorded income tax expense from continuing operations of $112.4 million compared to $85.2 million in the third quarter of 2024. The increase in tax expense was primarily due to the increase in pretax earnings, partially offset by the nondeductible portion of the loss on impairment recorded in the third quarter of 2024.
For the first nine months of 2025, we recorded income tax expense from continuing operations of $237.4 million compared to $208.5 million for the first nine months of 2024. The increase in tax expense was primarily due to the increase in pretax earnings, partially offset by the nondeductible portion of the loss on impairment recorded in the third quarter of 2024. The increase was further offset by an increase in the statutory depletion deduction and the release of a valuation allowance against deferred tax assets of a Canadian subsidiary in 2025.
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2024, Calica had deferred tax assets (including net operating losses) of $27.5 million against which we have a full valuation allowance recorded. In 2025, we project a $7.6 million increase in deferred tax assets against which we have recorded a valuation allowance. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2035 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
We project Alabama NOL carryforward deferred tax assets at December 31, 2025 of $57.6 million against which we have a valuation allowance of $42.7 million. We expect $8.7 million of the Alabama NOL carryforward to expire in 2025 resulting in a tax expense of $0.7 million (recorded as a component of the EAETR) over the previous amount of valuation allowance recorded. Almost all of the Alabama NOL carryforward would expire between 2025 and 2029 if not utilized.
In July 2025, President Trump signed into law H.R.1 - One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and an increased business interest expense limitation, as well as certain modifications to the international tax framework. Changes in tax rates and laws on deferred tax balances are recognized in the period in which the legislation is enacted. Consequently, we have evaluated our deferred tax balances and incorporated all applicable changes required into our financial statements as a result of the OBBBA for the quarter ended September 30, 2025. The results include an increase to our deferred tax liability and a reduction to income taxes payable related to the provisions for 100% bonus depreciation and full expensing of domestic research expenditures. No material changes to our effective tax rate resulted from the OBBBA.
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
Our segment total revenues by geographic market for the three and nine month periods ended September 30, 2025 and 2024 are disaggregated as follows:

	Three Months Ended September 30, 2025
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$567.7	$68.1	$91.8	$727.6
Gulf Coast revenues	943.0	107.7	2.6	1,053.3
West revenues	281.4	240.3	143.1	664.8
Segment sales	$1,792.1	$416.1	$237.5	$2,445.7
Intersegment sales	(154.2)	0.0	0.0	(154.2)
Total revenues [1]	$1,637.9	$416.1	$237.5	$2,291.5

	Three Months Ended September 30, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$466.7	$64.0	$88.4	$619.1
Gulf Coast revenues	842.7	90.9	2.6	936.2
West revenues	263.0	226.2	83.4	572.6
Segment sales	$1,572.4	$381.1	$174.4	$2,127.9
Intersegment sales	(124.0)	0.0	0.0	(124.0)
Total revenues [1]	$1,448.4	$381.1	$174.4	$2,003.9

	Nine Months Ended September 30, 2025
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$1,457.3	$150.8	$246.4	$1,854.5
Gulf Coast revenues	2,566.1	251.0	6.0	2,823.1
West revenues	754.1	591.9	382.8	1,728.8
Segment sales	$4,777.5	$993.7	$635.2	$6,406.4
Intersegment sales	(377.9)	0.0	0.0	(377.9)
Total revenues [1]	$4,399.6	$993.7	$635.2	$6,028.5

	Nine Months Ended September 30, 2024
in millions	Aggregates	Asphalt	Concrete	Total
East revenues	$1,267.3	$149.7	$246.6	$1,663.6
Gulf Coast revenues	2,484.7	198.0	7.1	2,689.8
West revenues	725.3	570.8	236.2	1,532.3
Segment sales	$4,477.3	$918.5	$489.9	$5,885.7
Intersegment sales	(321.7)	0.0	0.0	(321.7)
Total revenues [1]	$4,155.6	$918.5	$489.9	$5,564.0
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

Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $104.7 million (4.6% of total revenues) and $88.2 million (4.4% of total revenues) for the three months ended September 30, 2025 and 2024, respectively, and $237.4 million (3.9% of total revenues) and $195.0 million (3.5% of total revenues) for the nine months ended September 30, 2025 and 2024, respectively.
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
Freight & delivery revenues are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Total revenues	$2,291.5	$2,003.9	$6,028.5	$5,564.0
Freight & delivery revenues [1]	(283.3)	(261.4)	(763.3)	(741.7)
Total revenues excluding freight & delivery	$2,008.2	$1,742.5	$5,265.2	$4,822.3
1Includes freight & delivery to remote distribution sites.
CONSTRUCTION PAVING SERVICE REVENUES
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at September 30, 2025 and 2024 were $293.8 million and $206.5 million, respectively. The remaining period to complete the obligations at September 30, 2025 ranged from 0 months to 46 months.
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

Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Deferred revenue balance at beginning of period	$141.8	$148.9	$145.3	$152.8
Revenue recognized from deferred revenue	(2.0)	(2.0)	(5.5)	(5.9)
Deferred revenue balance at end of period	$139.8	$146.9	$139.8	$146.9
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending September 30, 2026 (reflected in other current liabilities in our September 30, 2025 Condensed Consolidated Balance Sheet).
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets subject to fair value measurement on a recurring basis are summarized below:

in millions	September 30 2025	December 31 2024	September 30 2024
Level 1 Fair Value
Rabbi Trust
Mutual funds	$41.4	$31.1	$34.7
Total	$41.4	$31.1	$34.7
Level 2 Fair Value
Rabbi Trust
Money market mutual fund	$2.1	$0.3	$0.3
Total	$2.1	$0.3	$0.3
We have two Rabbi Trusts for the purpose of providing a level of security for the employee nonqualified retirement and deferred compensation plans and for the directors' nonqualified deferred compensation plans. The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds for which quoted prices in active markets are available. Level 2 investments are stated at estimated fair value based on the underlying investments in the fund (high-quality, short-term money market instruments).
Net gains of the Rabbi Trusts’ investments were $3.9 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively. The portions of the net gains related to investments still held by the Rabbi Trusts at September 30, 2025 and 2024 were $1.5 million and $3.7 million, respectively.
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
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended September 30		Nine Months Ended September 30
		2025	2024	2025	2024
Loss reclassified from AOCI	Interest expense	$(0.6)	$(0.6)	$(1.8)	$(1.7)
For the twelve-month period ending September 30, 2026, we estimate that $2.4 million of the $16.4 million net of tax loss in AOCI will be reclassified to interest expense.
NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	September 30 2025	December 31 2024	September 30 2024
Bank line of credit expires 2029		$0.0	$0.0	$0.0
Commercial paper expires 2029		0.0	0.0	0.0
Total short-term debt		$0.0	$0.0	$0.0
Bank line of credit expires 2029 [1]		$0.0	$0.0	$0.0
Commercial paper expires 2029 [1]		0.0	550.0	550.0
4.50% notes due 2025		0.0	400.0	400.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
4.95% notes due 2029	5.17%	500.0	500.0	0.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
5.35% notes due 2034	5.48%	750.0	750.0	0.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
5.70% notes due 2054	5.82%	750.0	750.0	0.0
Other notes		0.4	1.0	1.0
Total long-term debt - face value		$4,440.5	$5,391.1	$3,391.1
Unamortized discounts and debt issuance costs		(79.7)	(83.7)	(61.4)
Total long-term debt - book value		$4,360.8	$5,307.4	$3,329.7
Current maturities		(0.4)	(400.5)	(0.5)
Total long-term debt - reported value		$4,360.4	$4,906.9	$3,329.2
Estimated fair value of long-term debt		$4,354.8	$4,762.6	$3,286.9
1Borrowings on the bank line of credit and commercial paper are classified as long-term if we have the intent and ability to extend payment beyond twelve months.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $4.0 million and $5.5 million of net interest expense for these items for the nine months ended September 30, 2025 and 2024, respectively.

LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of September 30, 2025, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of September 30, 2025, there were no outstanding commercial paper borrowings.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of September 30, 2025, we were in compliance with the line of credit covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of September 30, 2025, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of September 30, 2025, our available borrowing capacity under the line of credit was $1,576.7 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$23.3 million was used to support standby letters of credit
TERM DEBT
All of our $4,440.5 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of September 30, 2025, we were in compliance with all term debt covenants.
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
STANDBY LETTERS OF CREDIT
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Except for $5.2 million of letters of credit related to acquisitions completed in 2024, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of September 30, 2025 are summarized by purpose in the table below:

in millions
Risk management insurance	$9.8
Reclamation/restoration requirements	18.7
Total standby letters of credit	$28.5

NOTE 8: COMMITMENTS AND CONTINGENCIES
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the operating interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As stated in Note 2, our lease liabilities totaled $603.0 million as of September 30, 2025.
As summarized by purpose in Note 7, our standby letters of credit totaled $28.5 million as of September 30, 2025.
As described in Note 9, our asset retirement obligations totaled $446.1 million as of September 30, 2025.
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

in millions	September 30 2025	December 31 2024	September 30 2024
Continuing operations	$46.3	$47.9	$33.4
Retained from former Chemicals business	8.3	8.3	8.2
Total accrued environmental remediation costs	$54.6	$56.2	$41.6
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

In August 2017, the EPA informed certain members of the CPG, including Vulcan and others, that it planned to use the services of a third-party allocator with the expectation of offering cash-out settlements to some parties in connection with the bank-to-bank remedy identified in the ROD. This voluntary allocation process established an impartial third-party expert recommendation for use by the government and the participants as the basis of possible settlements, including settlements related to future remediation actions. The final allocation recommendations, which are subject to confidentiality provisions, were submitted to the EPA for its review and consideration in December 2020. Certain PRPs, including Vulcan, thereafter received a joint confidential settlement demand from the EPA/Department of Justice (DOJ). Vulcan and certain of the other PRPs that received the joint confidential settlement demand (the Settling Defendants) reached an agreement to settle with the EPA/DOJ and negotiated a Consent Decree. The court granted the motion to enter the Consent Decree in December 2024. Occidental thereafter filed an appeal challenging the entry of the Consent Decree. The appeal remains pending. Vulcan’s portion of the settlement is within the immaterial loss recorded for this matter in 2015.
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
Additionally, Texas Brine, Occidental and Vulcan sued each other in various state and federal court forums. Vulcan and Occidental dismissed all of their claims against one another in 2017. Texas Brine's and Vulcan's claims against each other remained pending in state and federal court until the third quarter of 2025. In general, Texas Brine alleged that the sinkhole was caused, in whole or in part, by our negligent or fraudulent actions or failure to act; that we breached the salt lease with Occidental, as well as an operating agreement and related contracts with Texas Brine; that we were strictly liable for certain property damages in our capacity as a former lessee of the salt lease; and that we violated the agreement under which we sold our Chemicals Division to Occidental. Texas Brine’s claims against Vulcan included claims for past and future response costs, lost profits and investment costs, indemnity payments, attorneys’ fees, other litigation costs, and judicial interests. Texas Brine also filed a lawsuit against Vulcan seeking indemnity for potential exposure Texas Brine was subject to in its related arbitration with Occidental, to the State of Louisiana, and for ongoing and future Louisiana regulatory matters. In the second quarter of 2022, we recorded an immaterial loss related to these claims brought by Texas Brine.
During the third quarter of 2025, Vulcan and Texas Brine settled all disputed matters remaining between them, with Vulcan paying an amount within the range of the immaterial loss recorded in the second quarter of 2022. With the dispute between Vulcan, Occidental and Texas Brine concluded, the only remaining liability related to this matter concerns claims by the State of Louisiana. The claims from the State of Louisiana as defined by their pleadings and discovery responses present an immaterial liability within the range of the remaining loss recorded in the second quarter of 2022.
▪1,1,1-TRICHLOROETHANE LITIGATION (DISCONTINUED OPERATIONS) — During the operation of our former Chemicals Division, which was divested to Occidental in 2005, Vulcan manufactured a chlorinated solvent known as 1,1,1-trichloroethane. Vulcan faces liabilities related to 1,1,1-trichloroethane stabilized with 1,4-dioxane ("TCA"). We are one of the defendants in cases filed in both state and federal courts, including one case filed by the State of New Jersey. According to the various complaints, the plaintiffs seek damages including, but not limited to, unspecified compensatory damages associated with the remediation of water wells allegedly contaminated with 1,4-dioxane, natural resource damages, disgorgement of profits from the sale of TCA, punitive damages, as well as penalties and attorney's fees under various statutes. Our first-layer insurance carrier has funded all settlements to date. We will vigorously defend the remaining cases on substantive and procedural grounds. At this time, we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, pertaining to the above-referenced cases.

▪HEWITT LANDFILL MATTER (SUPERFUND SITE) — In 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Calmat Co., a Vulcan subsidiary (hereinafter Vulcan) to assess, monitor, cleanup, and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles.
Following an extensive investigation and pilot scale testing, Vulcan implemented an onsite corrective action plan approved by RWQCB that includes a groundwater pump, treat and reinjection system. In 2024, the RWQCB made a request under the CAO for a work plan to install additional monitoring wells and optimize and expand the existing on-site remediation system. This request complements expansion discussions with the EPA and other stakeholders as part of an Alternative Design Plan (ADP). Currently-anticipated costs of these on-site source control activities have been fully accrued.
We are also engaged in an ongoing dialogue with the EPA and the Los Angeles Department of Water and Power (LADWP) regarding the potential contribution of the Hewitt Landfill to groundwater contamination in the North Hollywood Operable Unit (NHOU) of the San Fernando Valley Superfund Site.
The EPA and Vulcan entered into a 2017 Administrative Order on Consent (AOC) for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) well field. Thereafter, LADWP proposed and ultimately constructed two water production and well head treatment facilities—the NHW system and the North Hollywood Central (NHC) system—at LADWP wellfields located near the Hewitt Landfill. After significant evaluation of the likely effect of LADWP’s water production facilities on other previously-feasible remediation options and the exchange of numerous workplans and evaluation reports, Vulcan submitted an ADP to the EPA in August 2025. The ADP relies upon the RWQCB-approved expansion of the onsite Hewitt remedy and, necessarily, the two well head treatment systems operated by LADWP as the preferred method to address the off-site impacts that were the target of the 2017 AOC. The ADP further contemplates an agreement on the coordination of the operation of the onsite Hewitt remedy and LADWP’s well head treatment systems. The EPA, Vulcan, and LADWP continue to engage in a dialogue regarding the coordination of the systems. At this time, we cannot reasonably estimate a range of a loss pertaining to potential work completed at the direction of the EPA.
Additionally, Vulcan is in a dispute with LADWP regarding the cost and necessity of LADWP's construction of the two well head treatment facilities and Vulcan's relative contribution to their construction and operation. LADWP has alleged that the Hewitt Landfill is one of the primary sources of contamination at the NHW system and one of the sources of contamination at the NHC system. According to information available on the California State Water Resources Control Board (SWRCB) website, the capital cost of the NHW system is estimated at $92 million, and the capital cost of the NHC system is estimated at $245 million. LADWP's actual cost is likely to be in excess of these publicly-reported estimates. Additionally, both systems will incur costs for operation and maintenance. Both treatment systems received substantial grants of Proposition 1 bond funding from the SWRCB. According to information available on the SWRCB website, the bond money obtained for the NHW system is $46 million, and the bond money obtained for the NHC system is $95 million. LADWP has also indicated that it may assert claims related to the historical inability to use water in the vicinity of its well fields.
We anticipate continued discussions with LADWP regarding its potential claims. In conjunction with those discussions, we are engaging in further efforts to gather and analyze records and data in order to assess the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area, consistent with the parallel request by the EPA, and the reasonableness of LADWP’s efforts. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area of the NHW and NHC systems. Together, these efforts will allow us to analyze our anticipated equitable contribution to LADWP’s treatment systems. Among other factors, we anticipate that any contribution should take into account the on-site source control and other measures implemented by Vulcan at the former Hewitt Landfill, the relative contribution and duration of any contaminants originating from the Hewitt Landfill to the LADWP systems, and the cost-effectiveness of the LADWP systems. At this time, we cannot reasonably estimate a range of a loss pertaining to LADWP’s potential contribution claim.
Finally, Honeywell operated a facility within the NHOU footprint that is responsible for groundwater contamination and, under an EPA agreement, will construct and operate a water treatment system. Honeywell’s system is often referred to by EPA as the second interim remedy (2IR). Honeywell alleges that some of the contamination to be remediated by the 2IR originated from the Hewitt Landfill and that Vulcan should fund some portion of the costs that Honeywell has incurred and will incur in developing and implementing the remedy. In 2021, an immaterial settlement was reached with Honeywell related to certain past costs incurred.
In a 2023 lawsuit against Vulcan and a third party, Honeywell stated it has incurred more than $11 million to resolve its liability to the EPA and estimated that it will spend in excess of $100 million to construct and operate its water treatment system. Through the lawsuit, Honeywell seeks an "equitable share of necessary response costs" from Vulcan and a third party, which claims indemnity from Vulcan. Vulcan has filed its answer to the lawsuit and remains in discussions with Honeywell regarding the reasonable costs Honeywell has incurred and Vulcan’s share of the same. We are also gathering and analyzing data and developing technical information to determine the extent of possible contribution by the Hewitt Landfill to groundwater contamination in the area of Honeywell’s system. Based on this technical information and recent settlement discussions, we have accrued an immaterial amount for our liability to Honeywell.
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Accretion	$5.0	$3.7	$14.0	$10.8
Depreciation	2.4	3.2	10.4	8.4
Total ARO operating costs	$7.4	$6.9	$24.4	$19.2
ARO operating costs are reported in cost of revenues. ARO liabilities are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our ARO liabilities are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
ARO liability balance at beginning of period	$447.8	$334.1	$427.4	$324.1
Liabilities incurred	6.0	0.0	29.2	0.8
Liabilities settled [1]	(2.7)	(3.5)	(14.4)	(8.3)
Accretion expense	5.0	3.7	14.0	10.8
Revisions, net	(10.0)	12.2	(10.1)	19.1
ARO liability balance at end of period	$446.1	$346.5	$446.1	$346.5
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
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Service cost	$0.5	$0.4	$1.4	$1.8
Interest cost	8.3	8.2	25.0	24.7
Expected return on plan assets	(7.9)	(7.0)	(23.7)	(21.1)
Amortization of prior service cost	0.0	0.2	0.0	0.7
Amortization of actuarial loss	1.2	1.4	3.7	3.8
Net periodic pension benefit cost	$2.1	$3.2	$6.4	$9.9
Pretax amortization from AOCI	$1.2	$1.6	$3.7	$4.5
Contributions to pension plans, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans and qualified plan contributions of $13.8 million and $7.1 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Service cost	$0.6	$0.4	$1.7	$1.6
Interest cost	0.6	0.6	1.7	1.7
Amortization of prior service cost	0.3	0.3	1.1	1.1
Amortization of actuarial gain	(0.2)	(0.1)	(0.7)	(0.5)
Net periodic postretirement benefit cost	$1.3	$1.2	$3.8	$3.9
Pretax amortization from AOCI	$0.1	$0.2	$0.4	$0.6
DEFINED CONTRIBUTION PLANS
In addition to our pension and postretirement plans, we sponsor six defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $61.3 million and $67.2 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, are as follows:

in millions	September 30 2025	December 31 2024	September 30 2024
Cash flow hedges	$(16.4)	$(17.7)	$(18.2)
Pension and postretirement plans	(106.7)	(109.7)	(120.6)
Total AOCI	$(123.1)	$(127.4)	$(138.8)
Changes in AOCI, net of tax, for the nine months ended September 30, 2025 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
AOCI Balances as of December 31, 2024	$(17.7)	$(109.7)	$(127.4)
Amounts reclassified from AOCI	1.3	3.0	4.3
AOCI Balances as of September 30, 2025	$(16.4)	$(106.7)	$(123.1)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$0.6	$0.6	$1.8	$1.7
Benefit from income taxes	(0.2)	(0.2)	(0.5)	(0.5)
Total	$0.4	$0.4	$1.3	$1.2
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$1.3	$1.8	$4.1	$5.1
Benefit from income taxes	(0.2)	(0.4)	(1.1)	(1.3)
Total	$1.1	$1.4	$3.0	$3.8
Total reclassifications from AOCI to earnings	$1.5	$1.8	$4.3	$5.0

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
There were no shares held in treasury as of September 30, 2025, December 31, 2024 and September 30, 2024.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average price	September 30 2025	December 31 2024	September 30 2024
Number of shares purchased and retired	0.2	0.3	0.3
Total purchase price [1]	$38.1	$68.8	$68.8
Average price per share	$224.36	$254.71	$254.71
1The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of September 30, 2025, 6,647,118 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per share data	2025	2024	2025	2024
Total Shareholders' Equity
Balance at beginning of period	$8,406.9	$7,705.3	$8,118.6	$7,483.4
Net earnings attributable to Vulcan	374.9	207.6	824.7	618.2
Share-based compensation plans, net of shares withheld for taxes	(1.3)	(0.3)	(29.8)	(25.1)
Purchase and retirement of common stock	0.0	0.0	(38.1)	(68.8)
Share-based compensation expense	16.9	15.4	49.9	39.9
Cash dividends on common stock ($0.49/$0.46/$1.47/$1.38 per share, respectively)	(64.7)	(60.8)	(195.4)	(183.6)
Other comprehensive income	1.5	1.8	4.3	5.0
Balance at end of period	$8,734.2	$7,869.0	$8,734.2	$7,869.0
Noncontrolling Interest
Balance at beginning of period	$22.8	$25.1	$23.9	$24.5
Distribution to noncontrolling interest	0.0	(1.8)	(1.5)	(1.8)
Earnings attributable to noncontrolling interest	0.1	0.8	0.6	1.4
Other noncontrolling interest	0.0	0.0	(0.1)	0.0
Balance at end of period	$22.9	$24.1	$22.9	$24.1
Total Equity
Balance at end of period	$8,757.1	$7,893.1	$8,757.1	$7,893.1

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
SEGMENT FINANCIAL DISCLOSURE

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Total Revenues
Aggregates [1]	$1,792.1	$1,572.4	$4,777.5	$4,477.3
Asphalt [2]	416.1	381.1	993.7	918.5
Concrete	237.5	174.4	635.2	489.9
Segment sales	$2,445.7	$2,127.9	$6,406.4	$5,885.7
Aggregates intersegment sales	(154.2)	(124.0)	(377.9)	(321.7)
Total	$2,291.5	$2,003.9	$6,028.5	$5,564.0
Cost of Revenues
Aggregates	$(1,025.8)	$(949.9)	$(2,870.6)	$(2,825.3)
Asphalt	(345.1)	(320.9)	(860.8)	(794.6)
Concrete	(223.4)	(167.9)	(609.4)	(481.7)
Total	$(1,594.3)	$(1,438.7)	$(4,340.8)	$(4,101.6)
Gross Profit
Aggregates	$612.1	$498.5	$1,529.0	$1,330.3
Asphalt	71.0	60.2	132.9	123.9
Concrete	14.1	6.5	25.8	8.2
Total	$697.2	$565.2	$1,687.7	$1,462.4
Reconciliation to Pretax Earnings
Selling, administrative and general expenses	$(145.3)	$(129.1)	$(428.0)	$(393.0)
Loss on impairments	0.0	(86.6)	0.0	(86.6)
Other operating income (expense), net	(8.7)	(12.4)	(19.0)	(19.3)
Other nonoperating income (expense), net	0.7	(3.8)	0.4	(12.7)
Interest expense, net	(55.3)	(38.4)	(174.2)	(117.7)
Earnings from continuing operations before income taxes	$488.6	$294.9	$1,066.9	$833.1
1Includes product sales (crushed stone, sand and gravel, sand and other aggregates), freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to our aggregates business.
2Includes product sales as well as service revenues (see Note 4) from our asphalt construction paving business.

SEGMENT FINANCIAL DISCLOSURE (CONTINUED)

	Three Months Ended September 30		Nine Months Ended September 30
in millions	2025	2024	2025	2024
Depreciation, Depletion, Accretion and Amortization [1]
Aggregates	$153.6	$130.3	$448.2	$381.8
Asphalt	12.9	12.0	39.0	31.9
Concrete	16.5	10.9	50.9	34.9
Other	8.4	7.5	25.1	19.8
Total	$191.4	$160.7	$563.2	$468.4
Capital Expenditures [2]
Aggregates	$214.9	$96.1	$394.4	$371.0
Asphalt	6.5	5.9	20.5	22.8
Concrete	0.6	2.0	7.6	7.7
Corporate	12.9	0.1	19.3	0.4
Total	$234.9	$104.1	$441.8	$401.9
Identifiable Assets [3]
Aggregates			$14,539.4	$12,023.1
Asphalt [4]			877.5	748.0
Concrete			977.1	794.8
Total identifiable assets [5]			$16,394.0	$13,565.9
General corporate assets			389.3	351.7
Cash and cash equivalents and restricted cash			195.2	434.3
Total			$16,978.5	$14,351.9
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
4Includes assets classified as held for sale (see Note 16 for additional information).
5The increase in total identifiable assets is primarily due to acquisitions completed in 2024 (see Note 16 for additional information).

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended September 30
in millions	2025	2024
Cash Payments [1]
Interest (exclusive of amount capitalized)	$150.6	$119.8
Income taxes	184.5	276.7
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$47.4	$24.9
Note received from sale of business	0.0	0.9
Recognition of new and revised lease obligations:
Operating lease right-of-use assets	67.0	36.6
Finance lease right-of-use assets	1.8	4.4
Consideration payable to seller in business acquisitions	0.1	0.0
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
During the third quarter of 2024, we determined that a triggering event occurred with respect to a reporting unit that includes concrete operations acquired in 2021. Based on an interim goodwill impairment test, we determined that the estimated fair value of this reporting unit was less than its carrying value. As a result, we recorded an $86.6 million noncash impairment charge. There was no charge for goodwill impairment in the nine-month period ended September 30, 2025. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 million in our Concrete segment).
Changes in the carrying amount of goodwill by reportable segment from December 31, 2024 to September 30, 2025 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total
Goodwill at December 31, 2024	$3,673.2	$91.6	$23.3	$3,788.1
Goodwill of acquired businesses [1]	52.0	0.0	0.0	52.0
Goodwill of divested businesses [1]	(0.6)	0.0	0.0	(0.6)
Goodwill at September 30, 2025	$3,724.6	$91.6	$23.3	$3,839.5
1See Note 16 for acquisitions and divestitures.

NOTE 16: ACQUISITIONS AND DIVESTITURES
BUSINESS ACQUISITIONS
2025 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2025, we completed no business acquisitions.
2024 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2024, we acquired operations in Alabama, North Carolina and Texas for total cash consideration of $206.4 million. For the full year 2024, including adjustments made in the current year, we acquired the following operations for total consideration of $2,305.6 million ($2,274.6 million cash and $31.0 million noncash):
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

in millions	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Supplemental Pro Forma Results
Total revenues	$2,106.4	$5,875.0
Net earnings attributable to Vulcan	189.6	565.6
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
The fair value of consideration transferred for the Wake Stone and Superior acquisitions and the preliminary amounts (pending final appraisals of intangible assets and property, plant & equipment) of assets acquired and liabilities assumed are summarized below:

in millions	September 30 2025
Fair Value of Purchase Consideration
Cash	$2,067.8
Payable to seller	31.0
Total fair value of purchase consideration	$2,098.8
Identifiable Assets Acquired and Liabilities Assumed
Inventories	$35.0
Property, plant & equipment	1,929.7
Identifiable intangible assets	244.2
Other assets	61.9
Asset retirement obligations	(70.7)
Deferred tax liabilities	(311.7)
Other liabilities	(175.6)
Net identifiable assets acquired	$1,712.8
Goodwill	$386.0
As a collective result of the Wake Stone and Superior acquisitions, as well as other immaterial acquisitions completed in 2024, we recognized $275.0 million of amortizable intangible assets and $395.0 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of approximately 20 years and will be deductible for income tax purposes over 15 years. The $395.0 million of goodwill primarily represents deferred tax liabilities generated from carrying over the seller's tax basis in the assets acquired as well as synergies expected to be realized from acquiring established businesses with assets that have been assembled over a long period of time; the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $83.3 million will be deductible for income tax purposes.

DIVESTITURES AND PENDING DIVESTITURES
In 2025, we sold:
▪First quarter — non-strategic aggregates locations in rural West Texas with limited reserves resulting in an immaterial gain
We had no significant divestitures through the nine months ended September 30, 2024.
Certain Texas asphalt and construction paving operations met the criteria for held for sale as of September 30, 2025. The major classes of assets and liabilities classified as held for sale as of September 30 are presented in the table below. Subsequent to quarter end, we completed the sale of these Texas asphalt and construction paving assets. No material assets met the criteria for held for sale at December 31, 2024 and September 30, 2024.

in millions	September 30 2025	December 31 2024	September 30 2024
Held for Sale
Inventory	$10.8	$0.0	$0.0
Land and land improvements, net	11.5	0.0	0.0
Buildings, machinery and equipment, net	22.2	0.0	0.0
Operating leases, net	27.0	0.0	0.0
Finance leases, net	0.5	0.0	0.0
Amortizable intangible assets, net	24.6	0.0	0.0
Other assets, net	0.7	0.0	0.0
Total assets held for sale	$97.3	$0.0	$0.0
Current operating lease liabilities	$(1.4)	$0.0	$0.0
Current finance lease liabilities	(0.2)	0.0	0.0
Noncurrent operating lease liabilities	(33.9)	0.0	0.0
Noncurrent finance lease liabilities	(0.5)	0.0	0.0
Other liabilities, net	(1.6)	0.0	0.0
Total liabilities held for sale	$(37.6)	$0.0	$0.0
Additionally, on October 28, 2025, we entered into an agreement for the disposition of our ready-mixed concrete businesses in California. Subject to obtaining regulatory approvals and the satisfaction of other customary closing conditions, we expect to close this transaction in the fourth quarter of 2025. These assets did not meet the criteria for classification as held for sale at September 30, 2025.
NOTE 17: NEW ACCOUNTING STANDARDS
ACCOUNTING STANDARDS RECENTLY ADOPTED
None
ACCOUNTING STANDARDS PENDING ADOPTION
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Income Taxes – Improvements to Income Tax Disclosures,” which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. We are assessing the effect of this ASU on our disclosures that will be included in our Form 10-K for the year ending December 31, 2025.
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

EXECUTIVE SUMMARY
FINANCIAL HIGHLIGHTS FOR THIRD QUARTER 2025
Compared to third quarter of 2024:
▪Total revenues increased $287.6 million, or 14%, to $2,291.5 million
▪Gross profit increased $132.0 million, or 23%, to $697.2 million
▪Aggregates segment sales increased $219.7 million, or 14%, to $1,792.1 million
▪Aggregates segment freight-adjusted revenues increased $195.7 million, or 16%, to $1,423.7 million
▪Shipments increased 12%, or 7.0 million tons, to 64.7 million tons
▪Freight-adjusted sales price increased 3.5%, or $0.74 per ton, to $22.01
▪Aggregates segment gross profit increased $113.6 million, or 23%, to $612.1 million
▪Unit profitability (as measured by gross profit per ton) increased 10% to $9.46 per ton
▪Asphalt and Concrete segment gross profit increased $18.4 million to $85.1 million, collectively
▪Selling, administrative and general (SAG) expenses increased $16.2 million and decreased 10 basis points as a percentage of total revenues
▪Operating earnings increased $206.1 million, or 61%, to $543.2 million
▪Earnings attributable to Vulcan from continuing operations were $2.83 per diluted share compared to $1.57 per diluted share
▪Adjusted earnings attributable to Vulcan from continuing operations were $2.84 per diluted share compared to $2.22 per diluted share
▪Net earnings attributable to Vulcan were $374.9 million, an increase of $167.3 million, or 81%
▪Adjusted EBITDA was $735.2 million, an increase of $154.6 million, or 27%
▪Returned capital to shareholders via dividends of $64.7 million at $0.49 per share versus $60.8 million at $0.46 per share, an increase of 6%
The combination of our aggregates-led business and our commercial and operational execution has resulted in strong earnings growth and margin expansion through the first nine months of 2025. Net earnings attributable to Vulcan has improved 33% over the prior year, Adjusted EBITDA has improved 20% over the prior year, and Adjusted EBITDA margin has expanded 290 basis points on a year-to-date basis. Aggregates gross profit per ton increased 11%, and cash gross profit per ton increased 12% with widespread improvements across our footprint. These results demonstrate the compounding benefits of our strategic disciplines and reinforce our confidence in our ability to continue to deliver strong earnings growth and cash generation.
Through the first nine months, cash provided by operating activities was $1,270.0 million, a 31% increase over the prior year. Capital expenditures for maintenance and growth projects were $234.9 million in the third quarter ($441.8 million on a year-to-date basis), and we returned $64.7 million to shareholders through dividends, a 6% increase versus the prior year. We used $550.0 million of cash on hand to pay down our outstanding commercial paper balance, resulting in a ratio of total debt to trailing-twelve months Adjusted EBITDA of 1.9 times (1.8 times on a net debt basis, reflecting $195.2 million of cash on hand). Our weighted-average debt maturity was 14.0 years, and our total weighted-average effective interest rate was 5.04%.
Interest expense, net of interest income, was $55.3 million in the third quarter compared with $38.4 million in the prior year. The $16.9 million increase is primarily due to a higher debt level resulting from the November 2024 notes issuances.
On a trailing-twelve months basis, return on invested capital improved 40 basis points over the prior year to 16.5% through a combination of solid operating earnings, disciplined capital management and a balanced approach to growth.
Subsequent to quarter end, we completed the disposition of our asphalt and construction services assets in the greater Houston market. Additionally, on October 28, we entered into an agreement for the disposition of our ready-mixed concrete businesses in California. Subject to obtaining regulatory approvals and the satisfaction of other customary closing conditions, we expect to close the transaction in the fourth quarter of 2025. The sale of these downstream assets is consistent with our aggregates-led strategy and generates cash proceeds that can be redeployed into attractive growth opportunities in the future.
We remain well positioned for continued growth with a strong liquidity position and balance sheet profile.
OUTLOOK
We continue to execute well and remain focused on delivering another year of margin expansion and attractive growth in aggregates unit profitability. Aggregates shipments through the third quarter have increased 3%, and we expect full year shipments to reflect similar year-over-year growth. As a result, we expect to deliver between $2,350 million and $2,450 million of Adjusted EBITDA in 2025, representing 17% year-over-year growth at the midpoint.
As we look to 2026, we are encouraged about the demand backdrop in our markets. We expect continued strength in public construction activity and an improving private nonresidential outlook, a combination that should also benefit an already healthy pricing environment.
We are well positioned with an irreplaceable asset base and outstanding talent. Our strategic disciplines on both the commercial and operational sides of our business continue to gain traction and sustain improvements. These competitive advantages, coupled with modest growth in shipments and mid-single digit growth in pricing, will help drive another year of earnings growth in 2026 and expansion in aggregates cash gross profit per ton that continues to exceed historical averages.

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per share and per unit data	2025	2024	2025	2024
Total revenues	$2,291.5	$2,003.9	$6,028.5	$5,564.0
Cost of revenues	(1,594.3)	(1,438.7)	(4,340.8)	(4,101.6)
Gross profit	697.2	565.2	1,687.7	1,462.4
Gross profit margin	30.4%	28.2%	28.0%	26.3%
Selling, administrative and general expenses	(145.3)	(129.1)	(428.0)	(393.0)
SAG as a percentage of total revenues	6.3%	6.4%	7.1%	7.1%
Gain on sale of property, plant & equipment and businesses	0.6	0.2	9.2	4.6
Loss on impairments	0.0	(86.6)	0.0	(86.6)
Operating earnings	543.2	337.1	1,240.7	963.5
Interest expense, net	(55.3)	(38.4)	(174.2)	(117.7)
Earnings from continuing operations before income taxes	488.6	294.9	1,066.9	833.1
Income tax expense	(112.4)	(85.2)	(237.4)	(208.5)
Effective tax rate from continuing operations	23.0%	28.9%	22.3%	25.0%
Earnings from continuing operations	376.2	209.7	829.5	624.6
Loss on discontinued operations, net of tax	(1.2)	(1.3)	(4.2)	(5.0)
Earnings attributable to noncontrolling interest	(0.1)	(0.8)	(0.6)	(1.4)
Net earnings attributable to Vulcan	$374.9	$207.6	$824.7	$618.2
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.83	$1.57	$6.24	$4.68
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net earnings	$2.82	$1.56	$6.21	$4.65
EBITDA [1]	$733.5	$491.3	$1,798.0	$1,411.0
Adjusted EBITDA [1]	$735.2	$580.6	$1,805.6	$1,507.1
Average Sales Price and Unit Shipments
Aggregates
Tons	64.7	57.7	171.7	166.0
Freight-adjusted sales price	$22.01	$21.27	$22.05	$20.98
Asphalt Mix
Tons	4.3	4.1	10.4	10.2
Average sales price	$82.70	$80.88	$81.88	$79.42
Ready-mixed concrete
Cubic yards	1.2	0.9	3.3	2.7
Average sales price	$190.90	$185.61	$188.96	$182.88
1Non-GAAP measures are defined and reconciled within this Item 2 under the caption "Reconciliation of Non-GAAP Financial Measures".

THIRD QUARTER 2025 COMPARED TO THIRD QUARTER 2024
Third quarter 2025 total revenues were $2,291.5 million, up 14% from the third quarter of 2024. Shipments increased in aggregates (+12%), asphalt mix (+5%) and ready-mixed concrete (+32%). Gross profit increased in the Aggregates segment (+$113.6 million or 23%), the Asphalt segment (+$10.8 million or 18%) and the Concrete segment (+$7.6 million or 113%).
Net earnings attributable to Vulcan for the third quarter of 2025 were $374.9 million, or $2.82 per diluted share, compared to $207.6 million, or $1.56 per diluted share, in the third quarter of 2024. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the third quarter of 2025 include:
▪pretax charges of $0.1 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $1.6 million
▪$1.8 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the third quarter of 2024 include:
▪pretax charges of $86.6 million associated with a goodwill impairment
▪pretax charges of $0.8 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $1.8 million
▪$1.9 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $2.84 per diluted share for the third quarter of 2025 compared to $2.22 per diluted share for the third quarter of 2024.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the third quarter of 2025 versus the third quarter of 2024 are summarized below:

in millions
Third quarter 2024	$294.9
Higher aggregates gross profit	113.6
Higher asphalt gross profit	10.8
Higher concrete gross profit	7.6
Higher selling, administrative and general expenses	(16.2)
Lower impairment charges	86.6
Higher interest expense, net	(16.9)
All other	8.2
Third quarter 2025	$488.6
Solid execution in the third quarter drove strong earnings growth and margin expansion. Aggregates segment gross profit increased 23% to $612.1 million ($9.46 on a per ton basis), and gross profit margin expanded 250 basis points to to 34.2%. Cash gross profit per ton increased 9% to $11.84 per ton. On a trailing-twelve months basis, cash gross profit per ton was $11.51, increasing 13% over the prior year and marking the eleventh consecutive quarter of double-digit compounding improvement in unit profitability.
Aggregates shipments increased 12% compared to the prior year, reflecting healthy public construction activity, as well as the benefit of more favorable weather in most markets. Shipments in the prior year's third quarter were disrupted by numerous hurricanes and severe storms across the Southeast.
Freight-adjusted selling prices increased 3.5% compared to the prior year (5.0% on a mix-adjusted basis). Reported price in the quarter was impacted by unfavorable product mix, as well as the anticipated impact of recent acquisitions. Freight-adjusted unit cost of sales decreased 1% (decreased 2% on a unit cash cost of sales basis) as a result of continued operating cost discipline and the benefit of strong shipments in the quarter. On a trailing-twelve months basis, unit cash cost of sales approximated the prior year, reflecting a continued focus on cost management and operating efficiencies.
Overall, non-aggregates segments gross profit of $85.1 million was $18.4 million higher than the prior year’s third quarter.
Asphalt segment gross profit was $71.0 million (an 18% improvement over the prior year), and cash gross profit was $83.9 million (a 16% improvement over the prior year). Gross profit margin remained strong and expanded to 17%. Gross profit per ton increased 12%, and cash gross profit per ton improved 10%.
Concrete segment gross profit was $14.1 million, and cash gross profit was $30.6 million. Gross profit margin expanded to 6%, unit gross profit increased 62%, and unit cash gross profit increased 34%, benefiting from the profitability of acquired operations.
SAG expense was $145.3 million for the third quarter compared to $129.1 million in the prior year. The increase in the current year was primarily due to SAG expense for prior year business acquisitions and higher incentives expense. For the quarter, SAG expense as a percent of total revenues improved slightly to 6.3%. On a trailing-twelve months basis, SAG expense was 7.2% of total revenues, unchanged from the prior year.
Gain on sale of property, plant & equipment and businesses was $0.6 million in the third quarter of 2025 compared to $0.2 million in the third quarter of 2024.

During the third quarter of 2024, we recorded an $86.6 million pretax goodwill impairment charge related to a reporting unit that included concrete operations acquired from U.S. Concrete in 2021 ($84.2 million after tax). There were no similar charges in the third quarter of 2025.
Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected, and rental income, was $9.3 million of expense for the third quarter of 2025 compared to $12.6 million of expense in the third quarter of 2024.
Other nonoperating income (expense), net was $0.7 million of income for the third quarter of 2025 compared to $3.8 million of expense in the third quarter of 2024.
Net interest expense was $55.3 million in the third quarter of 2025 compared to $38.4 million in the third quarter of 2024. The increase in interest expense was primarily due to a higher debt level resulting from the November 2024 notes issuances.
Income tax expense from continuing operations was $112.4 million in the third quarter of 2025 compared to $85.2 million in the third quarter of 2024. The increase in tax expense was primarily due to the increase in pretax earnings, partially offset by the nondeductible portion of the loss on impairment recorded in the third quarter of 2024.
Earnings attributable to Vulcan from continuing operations were $2.83 per diluted share in the third quarter of 2025 compared to $1.57 per diluted share in the third quarter of 2024.
DISCONTINUED OPERATIONS — Third quarter pretax loss from discontinued operations was $1.6 million in 2025 compared with a pretax loss of $1.8 million in 2024. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.

YEAR-TO-DATE SEPTEMBER 30, 2025 COMPARED TO YEAR-TO-DATE SEPTEMBER 30, 2024
Total revenues for the first nine months of 2025 were $6,028.5 million, up 8% from the first nine months of 2024. Shipments increased in aggregates (+3%), asphalt mix (+2%) and ready-mixed concrete (+25%). Gross profit increased in the Aggregates segment (+$198.7 million or 15%), the Asphalt segment (+$9.0 million or 7%) and the Concrete segment (+$17.6 million or 213%).
Net earnings attributable to Vulcan for the first nine months of 2025 were $824.7 million, or $6.21 per diluted share, compared to $618.2 million, or $4.65 per diluted share, in the first nine months of 2024. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the first nine months of 2025 include:
▪pretax charges of $1.9 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $5.7 million
▪$5.6 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first nine months of 2024 include:
▪pretax charges of $86.6 million associated with a goodwill impairment
▪pretax charges of $1.0 million associated with divested operations
▪pretax charges of $1.8 million associated with non-routine acquisitions
▪pretax loss on discontinued operations of $6.8 million
▪$4.5 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $6.29 per diluted share for the first nine months of 2025 compared to $5.37 per diluted share for the first nine months of 2024.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2025 versus year-to-date September 30, 2024 are summarized below:

in millions
Year-to-date September 30, 2024	$833.1
Higher aggregates gross profit	198.7
Higher asphalt gross profit	9.0
Higher concrete gross profit	17.6
Higher selling, administrative and general expenses	(35.0)
Higher gain on sale of property, plant & equipment and businesses	4.6
Lower impairment charges	86.6
Higher interest expense, net	(56.5)
All other	8.8
Year-to-date September 30, 2025	$1,066.9
Aggregates segment sales for the first nine months of 2025 were $4,777.5 million (up 7%), and shipments increased 3%, or 5.7 million tons, compared to the prior year. Aggregates segment gross profit was $1,529.0 million ($8.91 per ton) in the first nine months of 2025 versus $1,330.3 million ($8.01 per ton) in the prior year. On a year-to-date basis, cash gross profit per ton increased 12% to $11.52 per ton.
Freight-adjusted selling prices increased 5.1% compared to the prior year (6.6% on a mix-adjusted basis), with growth widespread across our footprint. Freight-adjusted unit cost of sales for the first nine months of 2025 decreased 1% versus the prior year, reflecting a continued focus on cost management and operating efficiencies.
Asphalt segment gross profit of $132.9 million was up $9.0 million from the first nine months of 2024, and cash gross profit of $171.9 million was a 10% improvement over the prior year. Asphalt mix shipments increased 2%, and average unit selling prices increased 3%, or $2.46 per ton.
Concrete segment gross profit of $25.8 million was up $17.6 million from the first nine months of 2024, and cash gross profit of $76.7 million was a 78% increase from the prior year.
SAG expenses were $428.0 million in the first nine months of 2025 versus $393.0 million in the first nine months of 2024. As a percent of total revenues, SAG expense was 7.1%, unchanged from the prior year's first nine months.
Gain on sale of property, plant & equipment and businesses was $9.2 million in the first nine months of 2025 versus $4.6 million in the first nine months of 2024.
For the nine months ended September 30, 2024, we recorded an $86.6 million pretax goodwill impairment charge related to a reporting unit that included concrete operations acquired from U.S. Concrete in 2021 ($84.2 million after tax). There were no similar charges in the first nine months of 2025.

Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected, and rental income, was $28.2 million of expense for the first nine months of 2025 compared to $23.9 million of expense in the first nine months of 2024.
Other nonoperating income (expense), net was $0.4 million of income for the first nine months of 2025 compared to $12.7 million of expense in the first nine months of 2024. The year-over-year improvement was primarily related to higher foreign currency transaction gains in the current year.
Net interest expense was $174.2 million in the first nine months of 2025 compared to $117.7 million in the first nine months of 2024. The increase in interest expense was primarily due to a higher debt level resulting from the November 2024 notes issuances.
Income tax expense from continuing operations was $237.4 million in the first nine months of 2025 compared to $208.5 million in the first nine months of 2024. The increase in tax expense was primarily due to the increase in pretax earnings, partially offset by the nondeductible portion of the loss on impairment recorded in the third quarter of 2024. The increase was further offset by an increase in the statutory depletion deduction and the release of a valuation allowance against deferred tax assets of a Canadian subsidiary in 2025.
Earnings attributable to Vulcan from continuing operations were $6.24 per diluted share in the first nine months of 2025 compared to $4.68 per diluted share in the first nine months of 2024.
DISCONTINUED OPERATIONS — First nine months pretax loss from discontinued operations was $5.7 million in 2025 compared with a pretax loss of $6.8 million in 2024. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
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

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per unit data	2025	2024	2025	2024
Aggregates segment
Segment sales	$1,792.1	$1,572.4	$4,777.5	$4,477.3
Freight & delivery revenues [1]	(341.7)	(320.5)	(916.8)	(922.4)
Other revenues	(26.7)	(23.9)	(74.9)	(72.9)
Freight-adjusted revenues	$1,423.7	$1,228.0	$3,785.8	$3,482.0
Unit shipments - tons	64.7	57.7	171.7	166.0
Freight-adjusted sales price	$22.01	$21.27	$22.05	$20.98
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

	Three Months Ended September 30		Nine Months Ended September 30
in millions, except per unit data	2025	2024	2025	2024
Aggregates segment
Gross profit	$612.1	$498.5	$1,529.0	$1,330.3
Depreciation, depletion, accretion and amortization	153.6	130.3	448.2	381.8
Cash gross profit	$765.7	$628.8	$1,977.2	$1,712.1
Unit shipments - tons	64.7	57.7	171.7	166.0
Gross profit per ton	$9.46	$8.63	$8.91	$8.01
Freight-adjusted sales price	$22.01	$21.27	$22.05	$20.98
Cash gross profit per ton	11.84	10.89	11.52	10.31
Freight-adjusted cash cost of sales per ton	$10.17	$10.38	$10.53	$10.67
Asphalt segment
Gross profit	$71.0	$60.2	$132.9	$123.9
Depreciation, depletion, accretion and amortization	12.9	12.0	39.0	31.9
Cash gross profit	$83.9	$72.2	$171.9	$155.8
Unit shipments - tons	4.3	4.1	10.4	10.2
Gross profit per ton	$16.60	$14.85	$12.84	$12.17
Average sales price	$82.70	$80.88	$81.88	$79.42
Cash gross profit per ton	19.62	17.82	16.60	15.30
Cash cost of sales per ton	$63.08	$63.06	$65.28	$64.12
Concrete segment
Gross profit	$14.1	$6.5	$25.8	$8.2
Depreciation, depletion, accretion and amortization	16.5	10.9	50.9	34.9
Cash gross profit	$30.6	$17.4	$76.7	$43.1
Unit shipments - cubic yards	1.2	0.9	3.3	2.7
Gross profit per cubic yard	$11.39	$7.04	$7.70	$3.07
Average sales price	$190.90	$185.61	$188.96	$182.88
Cash gross profit per cubic yard	24.73	18.52	22.94	16.12
Cash cost of sales per cubic yard	$166.17	$167.09	$166.02	$166.76

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

	Three Months Ended September 30		Nine Months Ended September 30		Trailing-Twelve Months September 30
in millions	2025	2024	2025	2024	2025	2024
Net earnings attributable to Vulcan	$374.9	$207.6	$824.7	$618.2	$1,118.5	$845.6
Income tax expense, including discontinued operations	111.9	84.7	235.9	206.7	278.0	311.0
Interest expense, net	55.3	38.4	174.2	117.7	226.8	155.1
Depreciation, depletion, accretion and amortization	191.4	160.7	563.2	468.4	727.0	620.9
EBITDA	$733.5	$491.3	$1,798.0	$1,411.0	$2,350.2	$1,932.6
Loss on discontinued operations	$1.6	$1.8	$5.7	$6.8	$9.1	$9.8
Gain on sale of real estate and businesses, net	0.0	0.0	0.0	0.0	(36.7)	(51.9)
Loss on impairments	0.0	86.6	0.0	86.6	0.0	86.6
Charges associated with divested operations	0.0	0.0	0.0	1.0	16.7	4.2
Acquisition related charges [1]	0.1	0.8	1.9	1.8	16.4	1.9
Adjusted EBITDA	$735.2	$580.6	$1,805.6	$1,507.1	$2,355.7	$1,983.3
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

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Diluted Earnings Per Share
Net earnings attributable to Vulcan	$2.82	$1.56	$6.21	$4.65
Items included in Adjusted EBITDA above, net of tax	0.01	0.65	0.04	0.69
NOL carryforward valuation allowance	0.01	0.01	0.04	0.03
Adjusted diluted EPS attributable to Vulcan from continuing operations	$2.84	$2.22	$6.29	$5.37

NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	September 30
in millions	2025	2024
Current maturities of long-term debt	$0.4	$0.5
Long-term debt	4,360.4	3,329.2
Total debt	$4,360.8	$3,329.7
Cash and cash equivalents and restricted cash	(195.2)	(434.3)
Net debt	$4,165.6	$2,895.4
Trailing-Twelve Months (TTM) Adjusted EBITDA	$2,355.7	$1,983.3
Total Debt to TTM Adjusted EBITDA	1.9x	1.7x
Net Debt to TTM Adjusted EBITDA	1.8x	1.5x
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

	Trailing-Twelve Months
in millions	September 30 2025	September 30 2024
Adjusted EBITDA	$2,355.7	$1,983.3
Average invested capital
Property, plant & equipment, net	$7,995.7	$6,273.7
Goodwill	3,744.9	3,516.4
Other intangible assets	1,626.3	1,457.9
Fixed and intangible assets	$13,366.8	$11,248.0
Current assets	$2,166.1	$2,264.6
Cash and cash equivalents	(354.9)	(428.0)
Current tax	(30.7)	(36.4)
Adjusted current assets	1,780.5	1,800.2
Current liabilities	(1,026.9)	(785.8)
Current maturities of long-term debt	80.5	0.5
Short-term debt	110.0	19.0
Adjusted current liabilities	(836.4)	(766.3)
Adjusted net working capital	$944.1	$1,033.9
Average invested capital	$14,310.9	$12,281.9
Return on invested capital	16.5%	16.1%

2025 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2025 Projected Mid-point
Net earnings attributable to Vulcan	$1,095
Income tax expense, including discontinued operations	315
Interest expense, net	230
Depreciation, depletion, accretion and amortization	750
Projected EBITDA [1]	$2,390
Items included in Adjusted EBITDA	10
Projected Adjusted EBITDA	$2,400
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

CASH
Included in our September 30, 2025 cash and cash equivalents and restricted cash balances of $195.2 million is $3.9 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the caption "Restricted Cash".
CASH FROM OPERATING ACTIVITIES

	Nine Months Ended September 30
in millions	2025	2024
Net earnings	$825.3	$619.6
Depreciation, depletion, accretion and amortization	563.2	468.4
Loss on impairments	0.0	86.6
Noncash operating lease expense	40.1	38.6
Net gain on sale of property, plant & equipment and businesses	(9.2)	(4.6)
Deferred income taxes, net	56.5	(30.3)
Other operating cash flows, net [1]	(205.9)	(208.8)
Net cash provided by operating activities	$1,270.0	$969.5
1Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $1,270.0 million during the nine months ended September 30, 2025, a $300.5 million increase compared to the same period of 2024. The increase was primarily attributable to higher cash earnings in 2025 ($205.7 million higher net earnings in addition to $94.8 million higher non-cash depreciation, depletion, accretion and amortization), partially offset by an $86.6 million non-cash goodwill impairment charge in 2024.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 42.4 days at September 30, 2025 compared to 43.3 days at September 30, 2024. Additionally, our over 90 day receivables balance was $29.2 million at September 30, 2025, an increase of $2.9 million from the $26.3 million balance at September 30, 2024. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
CASH FROM INVESTING ACTIVITIES
Net cash used for investing activities was $450.9 million during the first nine months of 2025, a $190.9 million decrease compared to the same period of 2024. During the first nine months of 2024, we acquired businesses for $206.4 million, whereas there were no business acquisitions in the first nine months of 2025 (see Note 16 to the condensed consolidated financial statements). During the first nine months of 2025, we invested $492.9 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $441.0 million in the prior year period. This $492.9 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities.
CASH FROM FINANCING ACTIVITIES
Net cash used for financing activities was $1,224.7 million during the first nine months of 2025, a $382.1 million increase compared to cash used of $842.6 million in the same period of 2024. The current year includes $400.0 million cash paid to redeem the senior notes due 2025 and $550.0 million to pay down the commercial paper balance, whereas the prior year includes cash paid to redeem the $550.0 million senior notes due 2026. Additionally, we returned $233.5 million to shareholders through $195.4 million of dividends ($1.47 per share compared to $1.38 per share) and $38.1 million of common stock repurchases (170,000 shares repurchased at $224.36 average price per share in 2025 compared to 270,142 shares repurchased at $254.71 average price per share in 2024).

DEBT
Certain debt measures are presented below:

in millions	September 30 2025	December 31 2024	September 30 2024
Debt
Current maturities of long-term debt	$0.4	$400.5	$0.5
Long-term debt	4,360.4	4,906.9	3,329.2
Total debt	$4,360.8	$5,307.4	$3,329.7
Capital
Total debt	$4,360.8	$5,307.4	$3,329.7
Total equity	8,757.1	8,142.5	7,893.1
Total capital	$13,117.9	$13,449.9	$11,222.8
Total Debt as a Percentage of Total Capital	33.2%	39.5%	29.7%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	N/A	4.65%	5.02%
Term debt	5.04%	5.00%	4.63%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	100.0%	89.8%	83.8%
Floating-rate debt	0.0%	10.2%	16.2%
1Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At September 30, 2025, total debt to trailing-twelve months Adjusted EBITDA was 1.9 times (1.8 times on a net debt basis reflecting $195.2 million of cash on hand). Our weighted-average debt maturity was 14.0 years, and our total weighted-average effective interest rate was 5.04%.
LINE OF CREDIT AND COMMERCIAL PAPER PROGRAM
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of September 30, 2025, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of September 30, 2025, there were no outstanding commercial paper borrowings.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2025, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of September 30, 2025, our available borrowing capacity under the line of credit was $1,576.7 million. Utilization of the borrowing capacity was as follows:
▪None was borrowed
▪$23.3 million was used to support standby letters of credit
TERM DEBT
All of our $4,440.5 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of September 30, 2025, we were in compliance with all term debt covenants.
In November 2024, we issued $500.0 million of 4.95% senior notes due 2029, $750.0 million of 5.35% senior notes due 2034 and $750.0 million of 5.70% senior notes due 2054. Total proceeds of $1,975.0 million (net of discounts and transaction costs), together with cash on hand, were used to provide liquidity for acquisitions in 2024 and debt maturing in 2025.
In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.

CURRENT MATURITIES OF LONG-TERM DEBT
The $0.4 million of current maturities of long-term debt as of September 30, 2025 is due as follows:

in millions	Current Maturities
Fourth quarter 2025	$0.0
First quarter 2026	0.4
Second quarter 2026	0.0
Third quarter 2026	0.0
DEBT RATINGS
Our debt ratings and outlooks as of September 30, 2025 are as follows:

	Short-term	Long-term	Outlook
Fitch	F1	BBB+	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	September 30 2025	December 31 2024	September 30 2024
Common stock shares at January 1, issued and outstanding	132.1	132.1	132.1
Common stock issued for share-based compensation plans	0.1	0.3	0.3
Common stock purchased and retired	(0.2)	(0.3)	(0.3)
Common stock shares at end of period, issued and outstanding	132.0	132.1	132.1
As of September 30, 2025, there were 6,647,118 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average price	September 30 2025	December 31 2024	September 30 2024
Number of shares purchased and retired	0.2	0.3	0.3
Total purchase price	$38.1	$68.8	$68.8
Average price per share	$224.36	$254.71	$254.71
There were no shares held in treasury as of September 30, 2025, December 31, 2024 and September 30, 2024.

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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2025.
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
▪domestic and global political, economic or diplomatic developments
▪the increasing reliance on information technology infrastructure, including the risks that the infrastructure does not work as intended, experiences technical difficulties or is subjected to cyber-attacks
▪the impact of the state of the global economy on our businesses and financial condition and access to capital markets
▪international business operations and relationships, including actions taken by the Mexican government with respect to our property and operations in that country
▪the highly competitive nature of the construction industry
▪a pandemic, epidemic or other public health emergency
▪the impact of future regulatory or legislative actions, including those relating to climate change, biodiversity, land use, wetlands, greenhouse gas emissions, the definition of minerals, tax policy and domestic and international trade
▪the outcome of pending legal proceedings
▪pricing of our products
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
At September 30, 2025, the estimated fair value of our long-term debt including current maturities was $4,355.3 million compared to a face value of $4,440.5 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $399.8 million.
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

ITEM 4
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
We are in the process of implementing a comprehensive enterprise performance management system that will replace our existing financial reporting, management reporting, and budgeting and forecasting systems. The financial reporting phase of this system implementation was completed in the first quarter of 2025, and we expect management reporting to be completed in the first quarter of 2026. The budgeting and forecasting phase of this system implementation is expected to be completed by the end of 2026. Excluding the acquisitions of Wake Stone Corporation and Superior Ready Mix Concrete, L.P. noted below, no other changes were made during the third quarter of 2025 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.
We completed our acquisitions of Wake Stone on November 8, 2024 and Superior on December 20, 2024, both of which operated under their own set of systems and internal controls. We are currently integrating both companies into our operations and internal control processes. This integration will continue during the first year of each business combination.

PART II OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

ITEM 1A
RISK FACTORS
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not purchase any of our equity securities during the third quarter of 2025.
We did not have any unregistered sales of equity securities during the third quarter of 2025.

ITEM 4
MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

ITEM 5
OTHER INFORMATION
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended September 30, 2025, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

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

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in iXBRL (contained in Exhibit 101).
1Incorporated by reference.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN MATERIALS COMPANY

Date	October 30, 2025	/s/ Randy L. Pigg Randy L. Pigg Vice President, Controller (Principal Accounting Officer)

Date	October 30, 2025	/s/ Mary Andrews Carlisle Mary Andrews Carlisle Senior Vice President and Chief Financial Officer (Principal Financial Officer)