Form 10-K
period 2025-12-31
Vulcan Materials CO
filed 2026-02-19
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates amounted to $34,416,549,004 as of June 30, 2025.
There were 130,580,384 shares of common stock, $1.00 par value, outstanding as of February 11, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s annual proxy statement for the annual meeting of its shareholders to be held on May 8, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

VULCAN MATERIALS COMPANY
Annual Report On Form 10-K
Fiscal Year Ended December 31, 2025
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

Form 10-K	i

Part I
“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain of the matters and statements made herein or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our intent, belief or current expectation. Often, forward-looking statements can be identified by the use of words, such as “anticipate,” “may,” “believe,” “estimate,” “project,” “expect,” “intend” and words of similar import. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to:
•general economic and business conditions
•our dependence on the construction industry, which is subject to economic cycles
•the timing and amount of federal, state and local funding for infrastructure
•changes in the level of spending for private residential and private nonresidential construction
•changes in our effective tax rate
•domestic and global political, economic or diplomatic developments
•the increasing reliance on information technology infrastructure, including the risks that the infrastructure does not work as intended, experiences technical difficulties or is subjected to cyber-attacks
•the impact of the state of the global economy on our businesses and financial condition and access to capital markets
•international business operations and relationships, including actions taken by the Mexican government with respect to our property and operations in that country
•the highly competitive nature of the construction industry
•a pandemic, epidemic or other public health emergency
•the impact of future regulatory or legislative actions, including those relating to climate change, biodiversity, land use, wetlands, greenhouse gas emissions, the definition of minerals, tax policy and domestic and international trade
•the outcome of pending legal proceedings
•pricing of our products
•weather and other natural phenomena, including the impact of climate change and availability of water
•availability and cost of trucks, railcars, barges and ships, as well as their licensed operators, for transport of our materials
•energy costs
•costs of hydrocarbon-based raw materials
•healthcare costs
•labor relations, shortages and constraints
•the amount of long-term debt and interest expense we incur
•changes in interest rates
•volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
•the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
•our ability to secure and permit aggregates reserves in strategically located areas
•our ability to identify, close and successfully integrate acquisitions
•the effect of changes in tax laws, guidance and interpretations
•significant downturn in the construction industry may result in the impairment of goodwill or long-lived assets

1	Form 10-K

Part I
•changes in technologies, which could disrupt the way we do business and how our products are distributed
•the risks of open pit and underground mining
•expectations relating to sustainability considerations
•claims that our products do not meet regulatory requirements or contractual specifications
•the risks set forth in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 “Commitments and Contingencies” to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data,” all as set forth in this report
•other assumptions, risks and uncertainties detailed from time to time in our filings made with the Securities and Exchange Commission
All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.
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
•We maintain the highest degree of respect for people — for their dignity, talents and interests. We believe that empowering, mentoring, training and rewarding our people helps create a highly engaged workforce, happy people and sustainable, long-term value.
•We act fairly and honorably to earn the respect and trust of all parties with whom we interact. We hold ourselves to high ethical standards, including abiding by both the letter and spirit of the laws and regulations related to our business.
•We are committed to excellence in all of our activities. We value innovation. We strive to maintain a position of leadership in all of our businesses.

DOING THE RIGHT THING, THE RIGHT WAY, AT THE RIGHT TIME. IT’S THE VULCAN WAY.

Form 10-K	2

Part I

Item 1
Business
Vulcan Materials Company operates primarily in the U.S. and is the nation’s largest supplier of construction aggregates (mainly crushed stone, sand and gravel) and a major producer of aggregates-intensive downstream products such as asphalt mix and ready-mixed concrete. Delivered by trucks, ships, barges and trains, we provide the materials needed for the infrastructure that maintains and expands the U.S. economy. Our products are essential for building homes, offices, data centers, places of worship, schools, hospitals and factories, as well as vital infrastructure including highways, bridges, roads, ports and harbors, water systems, campuses, dams, airports and rail networks. During the year ended December 31, 2025, we had 425 active aggregates facilities as shown below.

Canada
Vulcan's 425 Aggregate Plants Operated During 2025
Region of U.S. with little or no indigenous stone deposits
Vulcan's 23 Served States (plus D.C.)
Bahamas
U.S.V.I.
Honduras

Production and sales are currently halted at our Calica operations in Mexico and our Puerto Cortés operations in Honduras. For additional information regarding our Calica operations, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”
Additionally, we further serve our customers through our 71 asphalt facilities and 76 concrete facilities located in Alabama, Arizona, California, Maryland, New Mexico, Tennessee, Texas, Virginia, the U.S. Virgin Islands and Washington D.C.

3	Form 10-K

Part I
Our top ten revenue producing states accounted for 90% of our 2025 revenues while our top five accounted for 63%.

Vulcan’s Top Ten Revenue Producing States in 2025

1.	California	6.	North Carolina
2.	Texas	7.	Florida
3.	Georgia	8.	Alabama
4.	Tennessee	9.	South Carolina
5.	Virginia	10.	Arizona
BUSINESS STRATEGY
Our strategy and competitive advantage are based on our strength in aggregates, which are used in most types of construction and in the production of asphalt mix and ready-mixed concrete. Our strategy for long-term value creation is built on: (1) an aggregates-led business, (2) a discipline of durable growth, (3) a holistic approach to land management, and (4) our commitment to safety, health and the environment.
1.Aggregates Focus
Demand for our products is dependent on construction activity and correlates positively with changes in population, employment and household formations. As such, we have pursued a strategy to increase our presence in U.S. metropolitan areas that are expected to grow the most rapidly and to divest assets that are no longer considered part of our long-term growth strategy. During the next decade (2025 - 2035), Woods & Poole Economics projects that 76% of the U.S. population growth, 75% of new jobs and 73% of household formations will occur in Vulcan-served states. Our coast-to-coast footprint serves 34 of the top 50 highest-growth metropolitan statistical areas in 23 states plus Washington D.C. The close proximity of our aggregates reserves and our production facilities to this projected population growth creates many opportunities to invest capital in high-return projects.
Projected Demographic Growth, 2025 to 2035
in millions
Source: Woods & Poole Economics, Complete Economic and Demographic Data Source (CEDDS) 2025
While certain aspects of each aggregates operation are unique, such as its location within a local market and its particular geological characteristics, every operation uses a similar group of assets to produce saleable aggregates and provide customer service. Our 425 active aggregates facilities operated during 2025 provide opportunities to share and scale best practices across our operations and to procure equipment (fixed and mobile), parts, supplies and services in an efficient and cost-effective manner, both regionally and nationally. Additionally, we are able to leverage our size for administrative support, customer service, accounting, procurement, technical support and engineering.

Form 10-K	4

Part I
Our reserves are critical to our long-term success. We currently have 16.6 billion tons of proven and probable aggregates reserves. They are strategically located to economically serve high-growth areas in the United States that are expected to require large amounts of aggregates to meet future construction demand. Moreover, there are significant barriers to entry in many metropolitan markets due to stringent zoning and permitting regulations. These restrictions curtail expansion in certain areas, but they also increase the value of our reserves at existing locations.
While aggregates are the core of our business, complementary aggregates-intensive asphalt mix and ready-mixed concrete products in select markets support our aggregates-driven returns throughout the cycle.
2.Durable Growth
Our durable growth is generated by organic growth in our existing business as well as inorganic growth through mergers and acquisitions, supplemented with greenfield developments. The ability to grow our organic aggregates unit profitability throughout the cycle supports solid cash generation and our two-pronged approach of both enhancing our core and expanding our reach to drive earnings growth.
ENHANCING OUR CORE: We drive organic growth and differentiate ourselves from other aggregates producers through our strategic disciplines, the Vulcan Way of Selling (Commercial Excellence & Logistics Innovation) and the Vulcan Way of Operating (Operational Excellence & Strategic Sourcing). By focusing on consistent execution, production efficiency and controlling costs, we provide the highest quality material and the best service to our customers. Expanding on these strategic disciplines:
•Commercial Excellence — We place great emphasis on the unique characteristics of each geographic market, and we interact with our customers accordingly. We leverage our coast-to-coast presence, sharing best practices and real-time, forward-looking metrics with our sales teams to drive high quality discussions, value selling and improved solutions for our customers. We have clearly defined roles and responsibilities which enable our sales teams to spend less time on non-selling activities and more time responding to our customers’ needs.
•Logistics Innovation — Our industry-leading logistics team manages the shipments of nearly half of our products. Our logistics systems produce real-time information including on-site and mobile visibility to orders, deliveries and digital shipping records. Partnering with our customers (truck drivers and contractors), our bundled logistics solutions enable streamlined scheduling, speed and accuracy of delivery, as well as efficient back-office processes.
•Operational Excellence — We strive for continuous and sustainable improvements in our operating disciplines and our industry-leading safety performance. Leveraging our size and diversity, we harness technology and innovation to equip our operators with the tools and information they need to improve our customer service, asset utilization and production efficiencies. We are dedicated to continuous improvement of our safety programs through ongoing internal inspections, regulatory audits and sharing of best practices.
•Strategic Sourcing — We focus on value preservation and creation in our sourcing, leveraging our scale to save money across the organization while making sure our employees have the supplies and equipment they need. Deploying best practices and innovation allows us to spend more time in our plants and with our suppliers to deliver the right parts and services at the right time and optimize the total cost of ownership.
As a result of these strategic disciplines, from 2023 to 2025, aggregates gross profit per ton has increased from $7.40 to $8.66 (an increase of 17%), and aggregates cash gross profit per ton has increased from $9.46 to $11.33 (an increase of 20%). Aggregates cash gross profit per ton is a Non-GAAP financial measure. Non-GAAP financial measures are defined and reconciled within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Reconciliation of Non-GAAP Financial Measures.”
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
Since becoming a public company in 1956, Vulcan has principally grown by mergers and acquisitions. In 1999, we acquired CalMat Co., thereby expanding our aggregates operations into California and Arizona and making us one of the nation’s leading producers of asphalt mix. In 2007, we acquired Florida Rock Industries, Inc., expanding our aggregates business in Florida and our aggregates and ready-mixed concrete businesses in other Mid-Atlantic and Southeastern states. In 2017, we acquired Aggregates USA, greatly expanding our ability to serve customers in Florida, Georgia and South Carolina. In 2021, we acquired U.S. Concrete, enhancing and expanding our aggregates-led business in attractive growing metropolitan areas. During the last 10 years, we have completed over 30 acquisitions, including more than 75 aggregates quarries and sales yards in our top 10 revenue states.

5	Form 10-K

Part I
While an aggregates-led business, we selectively make investments in downstream asphalt and concrete businesses that drive local market profitability. Our downstream businesses use internally produced aggregates almost exclusively when available in the market from a Vulcan aggregates operation. Over the past ten years, we entered the asphalt markets in Tennessee and Alabama and also expanded our asphalt operations in Texas through acquisitions. Through our 2021 acquisition of U.S. Concrete, we entered the New Jersey, New York, Pennsylvania and U.S. Virgin Islands concrete markets and expanded our California, Texas and Washington D.C. concrete markets. To optimize our asset portfolio consistent with our aggregates-led strategy, we subsequently exited the New Jersey, New York and Pennsylvania concrete markets in 2022, exited the Texas concrete market in 2023, and entered into an agreement to divest our concrete business in California during the fourth quarter of 2025.
Our annual Return on Invested Capital (ROIC) decreased 0.5 percentage points (50 basis points) in 2025. Adjusted EBITDA increased 13% in 2025 and invested capital increased by 16% primarily as a result of acquisitions completed in the fourth quarter of 2024.

50 bps ROIC [1]

13% Adjusted EBITDA [1]		16% Invested Capital

1.ROIC and Adjusted EBITDA are Non-GAAP financial measures. Non-GAAP financial measures are defined and reconciled within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Reconciliation of Non-GAAP Financial Measures.”
3.Land Management
With approximately 310,000 acres in our land portfolio, a long-term holistic approach to utilizing and preserving land and water is integral to sustaining our success. From pre-mining to mining to reclamation, we are actively managing the entire life cycle of our land to create maximum value for the business, our shareholders and our communities.
We are putting land to use before we mine by creating opportunities such as agricultural use and timber development. After mining, our land and water assets will be converted to other valuable uses including drinking water reservoirs, aquifer recharge basins, public parks, habitat mitigation banks, wetlands, productive farmland and residential and commercial developments. In 2024, we sold real estate associated with a former sales yard in Virginia for net proceeds of $37.6 million resulting in a pretax gain of $36.7 million. In 2023, we sold excess real estate in Virginia for net proceeds of $66.1 million resulting in a pretax gain of $65.7 million and real estate associated with a former recycled concrete facility in Illinois for net proceeds of $16.5 million resulting in a pretax gain of $15.2 million. Effective management throughout the life cycle of our land not only generates significant additional value for our shareholders but greatly benefits the communities in which we operate.
Because of the evolving needs of our communities, we listen to and collaborate with our neighbors to prepare the land for its highest and best use. Many of our operations not only meet regulatory requirements for reclamation planning at the end of a quarry’s life but also use a proactive approach to conservation and engagement while the quarries are in operation. For example, we originally purchased land in Polk County, Florida with the intention of building a quarry. However, after an extensive review of the environmental impacts to sensitive species, our environmental team collaborated with various governmental agencies to identify an alternative beneficial use for the land. The property became the Tiger Creek Conservation Bank and now serves as a protected habitat for endangered or sensitive species. Designation as a conservation bank allows us to generate revenue by selling mitigation credits for third party impacts to endangered or sensitive species or to utilize those credits for our impacts. Our engagement with state, regional and local governments to develop solutions like this today will benefit future generations.

Form 10-K	6

Part I
4.Safety, Health And The Environment
A strategy for sustainable, long-term value creation must include doing right by our employees, our neighbors and the environment in which we operate. Over our more than six decades as a public company, we have built a strong, resilient and vital business on this foundation of doing things the right way. Sustainability includes looking beyond what is required of a company by governments and regulators — it is reflected in our business strategy.
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
We are a leader in our industry in safety, health and environmental performance, with a safety record substantially better than the industry average. We apply the shared experiences, expertise and resources at each of our locally led sites with an emphasis on taking care of one another. The result is a record of safety excellence that consistently outperforms the industry. In 2025, we experienced an overall Mine Safety and Health Administration (MSHA) safety performance of 0.9 injuries per 200,000 employee hours worked, which is well below the 2024 industry average of 1.8 injuries.
Vulcan MSHA Injury Rate Compared to Aggregates Industry
Number Of Injuries Per 200,000 Hours Worked
Source: Bureau of Labor Statistics records and internal Vulcan data.
*The aggregates industry MSHA injury rate for 2025 was not available as of the filing of this report.
We focus on our environmental stewardship programs with the same commitment that we bring to our health and safety initiatives resulting in 99% citation-free inspections out of all 2025 federal and state environmental inspections. As an industry leader, our aim is to meet — and strive to exceed — all federal, state and local environmental regulations. Our environmental stewardship commitment is designed to conserve plant and animal species and habitats, as well as the air we breathe, the water we use and the lands we all share. In all parts of our company, from our local domestic and international operations to our sales and logistics functions and our corporate and division office spaces, we are focused on ensuring that our operations are efficient in ways that are economically and environmentally sustainable.
As an example of our commitment to environmental stewardship, we have been a proud national partner of the Wildlife Habitat Council (WHC) since 1990 when our Sanders quarry became the first site in the U.S. to obtain certification by WHC. In 2025, we maintained 31 WHC certified sites containing wildlife enhancement programs in addition to several other sites working towards certification.

7	Form 10-K

Part I
Product sustainability is another aspect of environmental stewardship. The recycling of aggregates-containing construction materials including concrete rubble and recycled asphalt pavement (RAP) is an important part of our business. The sources of these materials are highway, infrastructure and other demolition projects where concrete structures or asphalt paving is being removed. During 2025, we reused 2.5 million tons of RAP and recycled 1.7 million tons of concrete. The recycling of these aggregates-containing construction materials reduces carbon emissions that impact climate change while providing a valuable service to our customers and communities, extending the life of our aggregates reserves and helping us manage the cost of production.
For further discussion of our sustainability initiatives, see the Energy Management and Greenhouse Gas Emissions section later within this Item 1 under Other Business-Related Items.
In addition to our commitments to our people, their safety and health, and environmental stewardship, we recognize that our operations shape the communities in which we operate. We engage with neighbors and other stakeholders and develop community relations programs that serve them while ensuring that our business grows and thrives. We leverage our charitable foundation and company funds to support food banks, healthcare services, childhood education and other initiatives. Vulcan's Foundation alone has provided over $75 million over the past 20 years to support education, environmental stewardship, social services, and civic and cultural organizations. In 2025, through our foundation and our employee matching gifts program, we provided over $3.7 million to support education initiatives and scholarships – our largest annual contribution to education – affirming our continued commitment to helping build stronger communities.

Form 10-K	8

Part I
PRODUCT LINES
Our products are used to build the roads, tunnels, bridges, railroads and airports that connect us, and to build the homes, offices, hospitals, schools, data centers, factories and places of worship that are essential to our lives, our communities and the economy. We have three operating (and reportable) segments (Aggregates, Asphalt and Concrete) organized around our principal product lines.
During 2025, we operated 425 active aggregates facilities, 71 asphalt facilities and 76 concrete facilities. Our 2025 total revenues and gross profit by segment are illustrated as follows:
2025 Total Revenues
2025 Gross Profit

■	Aggregates	■	Asphalt	■	Concrete
For actual amounts, see Note 15 “Segment Reporting” in Item 8 “Financial Statements and Supplementary Data.”
1.Aggregates
Our construction aggregates are used in a number of ways:
•as a base material underneath highways, walkways, airport runways, parking lots and railroads
•to aid in water filtration, purification and erosion control
•as a raw material used in combination with other resources to construct many of the items we rely on to sustain our quality of life, including houses and apartments; roads, bridges and parking lots; schools and hospitals; commercial buildings and retail space; data centers; sewer systems; airports and runways; and power plants
AGGREGATES INDUSTRY
Key strengths of the U.S. aggregates industry and our business include:
•Location and Transportation of Reserves: Aggregates have a high weight-to-price ratio that makes transportation expensive relative to the cost of the material. In most cases, aggregates are produced near where they are used so that the transportation cost does not exceed the product cost. Where practical, we have operations located close to our local markets because the cost of trucking materials long distances is prohibitive. Approximately 80% of our total aggregates shipments are delivered exclusively from the producing location to the customer by truck.
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

9	Form 10-K

Part I
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

Rail Logistics
Barge Logistics
Ship Logistics
Production Facilities
Distribution Facilities

Production and sales are currently halted at our Calica operations in Mexico and our Puerto Cortés operations in Honduras. For additional information regarding our Calica operations, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”
•Limited Product Substitution: There are limited substitutes for quality aggregates. Recycled concrete and asphalt have certain applications as a lower-cost alternative to virgin aggregates. However, many types of construction projects cannot be served by recycled concrete and require the use of virgin aggregates to meet technical specifications and performance-based criteria for durability, strength and other qualities. Likewise, the amount of recycled asphalt included in asphalt mix as a substitute for aggregates is limited due to specifications.
•Highly Fragmented Industry: The U.S. aggregates industry is composed of approximately 5,000 companies that operated approximately 11,000 facilities during 2025. This fragmented structure provides many opportunities for consolidation. Companies in the industry commonly enter new markets or expand positions in existing markets through the acquisition of existing facilities.
Through strategic acquisitions and investments, we have developed an unmatched coast-to-coast footprint of strategically located permitted reserves concentrated in and serving the nation’s key growth centers. We have over 25,000 customers across the markets we serve.

Form 10-K	10

Part I
•Flexible Production Capabilities: The production of aggregates is a mechanical process in which stone is crushed and, through a series of screens, separated into various sizes depending on how it will be used. Direct production costs of aggregates primarily include: a) wages and fringe benefits; b) depreciation, depletion, accretion and amortization of capital (or long-term) assets; c) operating parts and supplies; d) repair and maintenance; e) third-party contracted services and f) energy (primarily electricity and diesel). Production capacity is flexible by adjusting operating hours to meet changing market demand. We are currently operating considerably below full capacity, making us extremely well positioned to further benefit from economies of scale when aggregates demand grows.
•Raw Material Inputs Largely Controlled: Unlike typical industrial manufacturing industries, the aggregates industry does not require the input of raw material beyond owned or leased aggregates reserves. Stone, sand and gravel are naturally occurring resources. However, production does require the use of explosives, hydrocarbon fuels and electric power.
•Demand Cycles: Long-term growth in demand for aggregates is largely driven by growth in population, jobs and households. While short-term and medium-term demand for aggregates fluctuates with economic cycles, declines have historically been followed by strong recoveries.
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
AGGREGATES MARKETS
We focus on the U.S. markets with above-average long-term expected population growth and where construction is expected to expand. We produce and sell aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services in 23 states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; and previously Puerto Cortés, Honduras and Quintana Roo, Mexico (see the NAFTA Arbitration section in Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”). We serve both the public and the private sectors.
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

Highways		Other Infrastructure	Residential	Nonresidential

Public Funding		Public Funding	Private Funding	Private / Public Funding

Federal	State & Local	Airports Sewer and waste water Water supply Dams	Single-family Multi-family	Retail Offices Warehouses Manufacturing	Schools Healthcare Government buildings

Stable Demand			Cyclical Demand

11	Form 10-K

Part I
Public Sector Construction Market
Public sector construction includes spending by federal, state and local governments for highways, bridges, buildings, airports, schools, prisons, sewer and waste disposal systems, water supply systems, dams, reservoirs and other public construction projects. Construction for power plants and other utilities is funded from both public and private sources.
•Public Sector Funding: Generally, public sector construction spending is more stable than private sector construction spending; public sector spending is less sensitive to interest rates and has historically been supported by multi-year laws, which provide certainty in funding amounts, program structures, rules and regulations. Federal spending is governed by authorization, budget and appropriations laws. The level of state and local spending on infrastructure varies across the United States and depends on individual state needs and economies.
•State and Local Transportation Funding: Since 2013, 35 states and the District of Columbia have increased or adjusted taxes on motor fuel to increase revenues available for transportation investment, including 15 Vulcan-served states and the District of Columbia. Several states in our footprint have variable-rate fuel taxes linked to measures of inflation, gas prices, population or motor vehicle fuel efficiency standards, including Alabama, California, Florida, Georgia, Illinois, Maryland, Mississippi, North Carolina, Virginia and the District of Columbia.
In addition, we benefit from state and local transportation funding ballot measures. In 2025, voters in 11 states approved measures which will generate over $24 billion in one-time and recurring revenues for transportation investment. Major transportation funding measures in Vulcan-served areas approved in 2025 are estimated to result in over $20 billion in revenues and bond proceeds primarily dedicated to roads, streets and bridges.
•Federal Highway Funding: In November 2021, President Biden signed into law a historic, bipartisan infrastructure bill, the Infrastructure Investment and Jobs Act (IIJA). The IIJA provides the largest increase in federal highway, road and bridge funding in more than six decades with a five-year reauthorization of Federal-Aid Highway Program funding. The total Federal-Aid Highway Program obligation limitation under IIJA started at $66.9 billion in Fiscal Funding Year (FFY) 2022 and increases to $72.1 billion in FFY 2026, for a cumulative total of nearly $350 billion.
These numbers include one-time additional funding for large road and bridge projects, such as $40 billion for bridge repair, replacement and rehabilitation. Of the bridge funds, approximately $16.2 billion is earmarked for projects in Vulcan-served states. Through November 30, 2025, states have committed highway and bridge formula funds to support over 111,000 new projects.
The IIJA highway investment levels for FFY 2026 were fully funded. The long-term nature of the highway program reauthorization in the IIJA is important. The Federal-Aid Highway Program is the largest component of the law and has provided, on average, 50% of all state capital investment in roads and bridges over the last 10 years. This multi-year authorization and the associated dedicated funding provides state departments of transportation with the ability to plan and execute long-range, complex highway projects. In states where we operate, we are well positioned to serve the large general contractors who will compete for new freight and other major capacity projects that will move forward with IIJA and policy implementation.
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
•Additional Federal Public Infrastructure Investments Under the IIJA: The IIJA allocated a total of approximately $1.2 trillion in federal funds for infrastructure investment, including almost $550 billion in new spending. A little more than half of the new money has been dedicated to transportation sector projects. Beyond highway infrastructure, Vulcan is benefiting from IIJA-funded, aggregates-intensive infrastructure projects, such as railroads, airports, seaports, and drinking and wastewater systems.

Form 10-K	12

Part I
•Federal Water Resources Infrastructure: In December 2024, President Biden signed the Thomas R. Carper Water Resources Development Act of 2024 (WRDA 2024) into law, enacting the sixth consecutive biennial authorization for the U.S. Army Corps of Engineers (Army Corps) since 2014. WRDA 2024 reauthorizes needed investment in America’s ports, channels, locks, dams, and other infrastructure that supports the maritime and waterways transportation system. WRDA 2024 provides the Army Corps with authorization and funding for flood and coastal storm risk management and ecosystem restoration in support of resilience and sustainability. It also authorizes the Army Corps and United States Environmental Protection Agency’s (EPA) programs, which support drinking water, wastewater and storm management projects. Notably, WRDA 2024 includes a policy provision that increased the federal share of lock and dam construction and major rehabilitation project costs paid by the Inland Waterways Trust Fund (IWTF) from 65% to 75%, which reduces the non-federal share and enables the IWTF to help finance more projects.
Private Sector Construction Market
The private sector construction markets include both nonresidential building construction and residential construction and are considerably more cyclical than public construction.
•Nonresidential Construction: Private nonresidential building construction includes a wide array of projects. Such projects generally are more aggregates intensive than residential construction. Overall demand in private nonresidential construction generally is driven by job growth, vacancy rates, private infrastructure needs and demographic trends. The growth of the private workforce creates demand for offices, hotels and restaurants. Likewise, population growth generates demand for stores, shopping centers, warehouses and parking decks as well as hospitals, places of worship and entertainment facilities. Large industrial projects, such as a new manufacturing facility, can increase the need for other manufacturing plants to supply parts and assemblies. Additionally, data centers have recently become an increasing portion of nonresidential building construction. Construction activity in this end market is influenced by a firm's ability to finance a project and the cost of such financing. This end market also includes capital investments in public nonresidential facilities to meet the needs of a growing population.
•Residential Construction: Household formations in Vulcan-served states continue to outpace household formations in the rest of the United States. The majority of residential construction is for single-family housing with the remainder consisting of multi-family construction (i.e., two family houses, apartment buildings and condominiums). Public housing comprises only a small portion of housing demand. Construction activity in this end market is influenced by the cost and availability of mortgage financing and builders’ ability to maintain skilled labor.
U.S. housing starts, as measured by Dodge Data & Analytics, peaked in early 2006 at over 2 million units annually. By the end of 2009, total housing starts had declined to less than 0.6 million units, well below prior historical lows of approximately 1 million units annually. In 2025, total annual housing starts in the U.S. reached approximately 1.5 million units.
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
We sell a relatively small amount of construction aggregates outside of the United States, principally in the areas surrounding our aggregates production facilities located in Freeport, Bahamas; British Columbia, Canada; and previously Puerto Cortés, Honduras and Quintana Roo, Mexico (see the NAFTA Arbitration section in Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”). Nondomestic sales and long-lived assets outside the United States are reported in Note 15 “Segment Reporting” in Item 8 “Financial Statements and Supplementary Data.”

13	Form 10-K

Part I
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

States where Vulcan is integrated into additional product lines:
Asphalt
Concrete
East Geographic Market
Gulf Coast Geographic Market
West Geographic Market

2.Asphalt
We produce and sell asphalt mix in Alabama, Arizona, California, New Mexico, Tennessee and Texas and provide asphalt construction paving services in Alabama and Tennessee. In 2024, we strengthened our asphalt position in California by acquiring additional asphalt operations. In 2025, to optimize our asset portfolio consistent with our aggregates-led strategy, we disposed of our asphalt mix and construction paving operations in the greater Houston market. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
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

Form 10-K	14

Part I
3.Concrete
We produce and sell ready-mixed concrete in California, Maryland, Virginia, the U.S. Virgin Islands and Washington D.C. In the fourth quarter of 2025, we entered into an agreement to divest our concrete business in California. The sale of these assets is consistent with our aggregates-led strategy and generates cash proceeds that can be redeployed into attractive growth opportunities in the future. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
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
COMPETITORS
We operate in a fragmented industry with a large number of small, privately-held companies. We estimate that the ten largest aggregates producers accounted for approximately 35% of the total U.S. aggregates production in 2025. Despite being the industry leader, Vulcan’s total U.S. market share is approximately 10%. As of December 31, 2025, other publicly traded companies among the ten largest U.S. aggregates producers include the following:
•Arcosa, Inc.
•Amrize
•Cemex S.A.B. de C.V.
•CRH plc
•Heidelberg Materials AG
•Knife River Corporation
•Martin Marietta Materials, Inc.
Because the U.S. aggregates industry is highly fragmented, many opportunities for consolidation exist. Therefore, companies in the industry tend to grow by acquiring existing facilities to enter new markets or extend their existing market positions.

15	Form 10-K

Part I
CUSTOMERS
No material part of our business depends upon any single customer whose loss would have a significant adverse effect on our business. In 2025, our five largest customers accounted for approximately 7% of our total revenues, and no single customer accounted for more than 2% of our total revenues. Although approximately 40% to 55% of our aggregates shipments have historically been used in publicly-funded construction, such as highways, airports and government buildings, a relatively small portion of our sales are made directly to federal, state, county or municipal governments/agencies. Therefore, although reductions in state and federal funding can curtail publicly-funded construction, the vast majority of our business is not directly subject to renegotiation of profits or termination of contracts with local, state or federal governments. In addition, our sales to government entities span several hundred entities coast-to-coast, ensuring that negative changes to various government budgets would have a muted impact across such a diversified set of government customers.
ENERGY MANAGEMENT AND GREENHOUSE GAS EMISSIONS
As an industry leader, we are and always have been committed to environmental stewardship which is necessary for our long-term sustainability and growth. Production of construction aggregates requires land, energy and water. Efficient use of these resources and management of the environmental impacts of our operations are embedded in our business planning and lead to increased operational efficiency, cost reduction, new opportunities for growth and effective risk management.
We are committed to doing our part to reduce our greenhouse gas (GHG) emissions and to identifying, planning for, and mitigating physical and transitional climate risks to our business. As approximately 90% of our gross profit is derived from producing aggregates, our carbon dioxide and other GHG emissions from our operations are low. In addition, we do not produce cement. Beginning in 2018 and continuing today, we chose to voluntarily report GHG emissions via the Carbon Disclosure Project. In 2022, we established interim goals and targets related to Scope 1 and 2 GHG emissions. In 2024, we continued the second phase of our GHG emissions inventory project to further build the capacity to report on Scope 3 emissions from activities of assets not owned or directly controlled by Vulcan but that indirectly impact our value chain. We have continued to enhance our GHG emissions tracking and reporting capabilities in order to monitor and report Scope 1 and 2 emissions on an enterprise-wide basis by line of business and type of energy.
Effective energy management is embedded in our business strategy and our company culture. We routinely conduct energy audits of our operations to identify areas for operational efficiency improvements and energy savings. Some of the opportunities identified during these audits that are being implemented include: replacement of older motors with new ultra-high efficiency motors to power plant processing equipment; improvements in water handling systems to reduce water pumping needed; optimization of process equipment flow to maximize efficiency; reduction of idle equipment hours; use of LED lighting; and optimization of air conditioning and lighting control to reduce energy consumption. Additionally, we continue to increase the fuel efficiencies of our off-road fleet vehicles. Tier IV machines performed over 67% of the off-road fleet’s work in 2025, which positively impacts all air emissions in addition to having an impact on GHG emissions.
More recently, we have accelerated the deployment of renewable energy sourcing strategies to benefit the business which also reduces our GHG emissions. For example, solar electricity projects located at some of our quarries have proven to be an economical and successful strategy for lowering operating costs while positively impacting the environment. In California, we have four additional solar projects planned in 2026. While these projects provide clean and reliable electricity to our operations, they also benefit the local electric grid by supplying excess electricity from the facility back to the grid in peak hours.
Another energy management strategy that has proven successful is the use of battery storage projects at select sites. By storing electricity during lower priced time periods and discharging the battery during higher cost time periods, we reduce our reliance on the grid and reduce our electrical costs during higher priced time periods. These projects not only provide real cost savings to Vulcan, but they also provide benefits to the grid and the utility company to meet peak demands. Further, these battery storage projects also reduce the use of older power plants which burn coal or oil, resulting in lesser concentrations of GHG emissions. We are committed to expanding our sourcing and deployment of renewable energy, battery projects and other new technologies as they become cost competitive at scale, reducing the carbon intensity of our products and improving energy resiliency.

Form 10-K	16

Part I
Our energy management strategy also includes producing low-embodied emissions products and supporting the construction of climate-resilient infrastructure. For example, our Concrete segment has licensed the CarbonCure technology that provides capture and sequestration of carbon dioxide within ready-mixed concrete. The carbon dioxide becomes chemically bound within the concrete matrix and is not released into the air, even when the concrete is recycled following use. This technology also reduces the demand for cement and other cement-related materials which reduces the supply side carbon footprint. The resulting concrete is also stronger than it would have been without use of the technology.
Scope 1 and Scope 2 GHG reductions will come by means of continuing heavy equipment replacement with higher efficiency models, seeking production efficiencies and expanding the procurement of energy from renewable sources. We are confident that there are many more opportunities to reduce the carbon footprint of our operations, distribution and transportation networks, and the projects in which our products are used.
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

17	Form 10-K

Part I
HUMAN CAPITAL
As of January 1, 2026, we employed 11,172 people in the United States. Of these employees, 1,057 are represented by labor unions. Also, as of that date, we employed 280 people in Mexico, 32 people in Honduras, 63 people in Canada, and 1 person in the Bahamas. Of these employees, 218 are represented by labor unions. We believe we enjoy a satisfactory relationship with our employees, including our unionized workforce, and we do not anticipate any significant issues with any unions in 2026.
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
Ensuring the safety and health of our employees is a fundamental responsibility that underpins everything we do. We work to integrate safety considerations into each aspect of our operations. Our industry-leading health and safety programs are developed through collaboration and managed through layers of internal and external oversight. By analyzing data, leveraging innovative technology and sharing best practices, we go beyond regulatory compliance to provide a higher level of protection and create a culture where risk reduction and enhanced safety performance is paramount.
In 2025, we celebrated the eleventh anniversary of The Vulcan Way. Our company's culture is rooted in The Vulcan Way — doing the right thing, the right way, at the right time. Our core tenets power our ability to perform at the highest level, keep one another safe and connect with our local communities in meaningful ways.
We believe that learning is fundamental to every job, and we encourage our employees to expand and explore their capabilities for continued growth throughout their careers with Vulcan. Our industry-leading training and development programs encourage collaboration and enable people to innovate and flourish on the job and in the community. These programs:
•Provide our employees with a Tuition Reimbursement Program, which pays up to 100% of tuition costs based on academic performance
•Encourage personal and professional growth through our mentoring program
•Prepare future senior-level leaders through our Leadership Development Program in partnership with the University of North Carolina, Chapel Hill
•Offer mini MBA programs and other continuing education opportunities
•Deliver ongoing Vulcan Way of Operating technical and skills-based training modules
•Provide ongoing management and soft skill training through the Plant Manager Engagement Series
Employee Tenure
in years
Employees By Age
in years

Form 10-K	18

Part I
SHAREHOLDER RETURN PERFORMANCE
Below is a graph comparing the performance of our common stock, with dividends reinvested, to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the S&P 500 Materials Index (S&P 500 Materials) from December 31, 2020 to December 31, 2025.

	2020	2021	2022	2023	2024	2025

Comparative Total Return [1]
Vulcan Materials Company	$100.00	$141.10	$120.08	$156.94	$179.07	$200.02
S&P 500	$100.00	$128.70	$105.41	$133.13	$166.41	$196.20
S&P 500 Materials	$100.00	$127.30	$111.64	$125.60	$125.60	$138.79
1.Assumes an initial investment at December 31, 2020 of $100 in each stock/index, with quarterly reinvestment of dividends.

19	Form 10-K

Part I
Investor Information
We make available on our website, www.vulcanmaterials.com, free of charge, copies of our:
•Annual Report on Form 10-K
•Quarterly Reports on Form 10-Q
•Current Reports on Form 8-K
Our website also includes amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 3, 4 and 5 filed with the SEC by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database (www.sec.gov).
In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to the Office of the General Counsel, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
We have a:
•Business Conduct Policy applicable to all employees and directors
•Code of Ethics for the CEO and Senior Financial Officers
Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the “Investor Relations” tab (“Governance” section). If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.
Our Board of Directors has also adopted:
•Corporate Governance Guidelines
•Charters for our Audit, Compensation & Human Capital, Executive, Finance, Governance and Safety, Health & Environmental Affairs Committees
These documents meet all applicable SEC and New York Stock Exchange (NYSE) regulatory requirements.
The Charters of the Audit, Compensation & Human Capital and Governance Committees are available on our website under the “Investor Relations” tab (“Governance – Committee Composition” section) or you may request a copy of any of these documents by writing to the Office of the General Counsel, Vulcan Materials Company, 1200 Urban Center Drive, Birmingham, Alabama 35242.
Information included on our website is not incorporated into, or otherwise made a part of, this report.
CERTIFICATIONS AND ASSERTIONS
The certifications of our Chief Executive Officer and Chief Financial Officer made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K. Additionally, on June 6, 2025 our Chief Executive Officer submitted to the NYSE the annual written affirmation required by the rules of the NYSE certifying that he was not aware of any violations of Vulcan Materials Company of NYSE corporate governance listing standards.

Form 10-K	20

Part I

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
Our business is dependent on the timing and amount of federal, state and local funding for infrastructure — Our products are used in a variety of public infrastructure projects that are funded and financed by federal, state and local governments. In November 2021, the IIJA, which included a five-year road, bridge and public transportation program reauthorization at record levels, was signed into law. This federal highway program, as well as funding for other aggregates-intensive public infrastructure, will support demand for our products for several years to come. However, given the time to set up new federal programs, varying state and local budgetary situations and the stages of projects, we cannot be entirely assured of the existence, amount and timing of appropriations for future public infrastructure projects.
We are subject to various risks arising from our international business operations and relationships — We are subject to risks associated with potential disruption caused by changes in domestic or global political, economic and diplomatic developments, including war, civil and political unrest, illnesses declared as a public health emergency (including viral pandemics such as COVID-19), terrorism, expropriation and local labor conditions. We are also subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (FCPA) associated with our aggregates production facilities including those located in British Columbia, Canada; Puerto Cortés, Honduras; and Quintana Roo, Mexico. These risks have included, and may in the future include, changes in international trade policies, such as the United States - Mexico - Canada Agreement (USMCA), imposition of duties, tariffs, taxes or government royalties, arbitrary changes to permits, zoning classifications or operating agreements, or overt acts by foreign governments, including expropriations and other forms of takings of property. In recent years, the Mexican government has taken actions that adversely affect our property and operations in Mexico, including arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. We continue to vigorously pursue all lawful avenues available to us in order to protect our rights, under both Mexican and international law.
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

21	Form 10-K

Part I
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
A deterioration in our credit ratings and/or the state of the capital markets could negatively impact the cost and/or availability of financing — We currently have $4,362.1 million of debt with maturities between 2027 and 2054. We expect to finance acquisitions with a combination of cash flows from existing operations, additional debt and/or additional equity. The mix of financing sources for acquisitions will be situationally dependent.
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
We use estimates in accounting for a number of significant items — As discussed more fully in “Critical Accounting Policies” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we use estimates and assumptions that require significant judgment in accounting for the following items:
•goodwill impairment
•impairment of long-lived assets excluding goodwill
•business combinations and purchase price allocation
•pension and other postretirement benefits
•environmental compliance costs
•claims and litigation including self-insurance
•income taxes
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

Form 10-K	22

Part I
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
Climate change legislation or regulations may adversely impact our business — A number of governmental bodies have enacted, introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such introduced or contemplated legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions, and adversely impact the availability and/or cost of purchased electricity.
Expectations relating to sustainability considerations and related reporting obligations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business — Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, and human capital matters. In addition, we make statements about our sustainability goals and initiatives through our sustainability report, our other non-financial reports, information provided on our website, press releases and other communications. Responding to these sustainability considerations and implementing these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced sustainability goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives, and the focus and views of stakeholders may change and evolve over time or vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with related federal, state or international laws and regulations, or meet evolving, varied and, at times, conflicting stakeholder expectations and standards could result in legal and regulatory proceedings against us.
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

23	Form 10-K

Part I
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
General Risk Factors
We are dependent on information technology systems (our own and those of our service providers), and these systems contain non-public data about our business, employees, suppliers and customers — The protection of our information technology systems and the data contained therein is critical to us. We leverage these systems and data to support the performance of our business processes, to enhance accuracy and security, and to improve productivity and analytics capabilities, among other uses. Additionally, we have started to assess and use artificial intelligence (AI) technology to drive further business value. We have a dedicated information security team that executes our information security program and routinely tests the security of our applications, networks, databases, etc. While we have security measures and technology in place designed to protect proprietary or classified information about our business, employees, suppliers and customers, there can be no assurance that our efforts will prevent all threats to our information technology systems (or those of our service providers). In addition, the rapid evolution and increased adoption of AI and machine learning technologies may intensify our cybersecurity risks. Because the techniques used to obtain unauthorized access or sabotage information technology systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. The loss of use of information technology systems (whether ours or our service providers), regardless of the cause, could disrupt our business operations. The failure to keep secure the confidential and sensitive data about our business, employees, suppliers and customers (regardless of the reason for such failure); identify or resolve deficient, inaccurate or biased outputs from the use of AI; or comply with applicable laws, rules or regulations, could expose us, our employees, suppliers and/or our customers to the misuse of such data and could damage our reputation, cause us to incur significant liability, and have a material adverse effect on our business, financial condition and results of operations.
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

Form 10-K	24

Part I

Item 1B
Unresolved Staff Comments
We have not received any written comments from the Securities and Exchange Commission staff regarding our periodic or current reports under the Exchange Act of 1934 that remain unresolved.

Item 1C
Cybersecurity
We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the Board). The Board, Audit Committee, senior management and our Risk Management Committee (a task force led by senior corporate officers that draws on the subject matter expertise of senior managers from various functional departments and from line operations management) devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Key enterprise-level cybersecurity risks are incorporated into the Risk Management Committee’s framework and are assessed throughout the year. In addition, our information technology general controls are assessed on an annual basis. Furthermore, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT Security Policy and Cyber Incident Response Plan, as well as other policies that directly or indirectly relate to cybersecurity, non-public information and the use of the internet, social media, email, and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.
Our Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our Chief Information Officer has served in this role since April 2022 and has over 30 years of experience in Information Technology. He earned a bachelor’s degree in Computer Science and a master’s degree in Information Technology. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees with computer access are asked to complete cybersecurity training at least once per year and have access to more frequent cybersecurity training through an online training platform. We conduct employee phishing tests on a quarterly basis and also require employees in certain roles to complete additional role-based, specialized cybersecurity training.
We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT cybersecurity team regularly monitors cybersecurity threats and alerts and meets to discuss threat levels, trends and remediation. The team regularly collects data on risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful for maintaining a robust cybersecurity program to protect our investors, customers, employees and vendors. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of critical third-party hosted applications with a specific focus on any sensitive data shared with third parties. User access reviews of critical hosted applications are required at least annually, and System and Organization Controls (SOC) 1 or SOC 2 reports provided by the vendors are reviewed annually. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our program also incorporates continuous monitoring of critical SaaS and Cloud providers. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

25	Form 10-K

Part I
The Audit Committee and the full Board actively participate in discussions with management and among themselves regarding cybersecurity risks. The Audit Committee performs an annual review of our cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The Audit Committee’s annual review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Board receives formal updates from the Chief Information Officer throughout the year. Further, at least annually, the Board receives updates on the Company’s Crisis Management Guide, including its relation to our Cybersecurity Incident Response Plan. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically hosts experts for presentations on these topics. For example, the Board has hosted an expert to discuss developments in the cybersecurity threat landscape and to review our performance at our most recent tabletop exercise.
We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factor entitled “We are dependent on information technology systems (our own and those of our service providers), and these systems contain non-public data about our business, employees, suppliers and customers” in Item 1A “Risk Factors.”

Form 10-K	26

Part I

Item 2
Properties
AGGREGATES
As the largest U.S. supplier of construction aggregates, we have mining properties across the U.S. and in the Bahamas, Canada, Honduras, Mexico and the U.S. Virgin Islands. We principally serve markets in 23 states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; and previously Puerto Cortés, Honduras and Quintana Roo, Mexico (see the NAFTA Arbitration section in Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”). Our primary focus is serving states and metropolitan markets in the U.S. that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates.
Our mining properties are categorized as follows: (1) Production Stage – properties with reported proven or probable reserves where we are actively mining aggregates, (2) Development Stage – properties with reported proven or probable reserves where we are not actively mining aggregates, and (3) Exploration Stage – properties with no reported reserves. The following map illustrates the location of our 248 aggregates production stage properties and 81 development stage properties. Our 35 aggregates exploration stage properties are excluded from this map.

Canada
Aggregates Mining Properties
Production Stage
Development Stage
Bahamas
U.S.V.I.
Mexico
Honduras

Production and sales are currently halted at our Calica operations in Mexico and our Puerto Cortés operations in Honduras. For additional information, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data.”

27	Form 10-K

Part I
Production stage properties generally include one or more scale houses, office buildings, maintenance shops and processing plants.
Our aggregates resources and reserves are our foundation and fundamental to our success. However, no individual mining property is individually material to our business. As of December 31, 2025, we directly operated substantially all of our aggregates production facilities.
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
Aggregates Resources
Mineral resources are defined as a concentration or occurrence of material of economic interest in or on the earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for its economic extraction. Mineral resources are classified into three categories, in decreasing level of confidence, as follows:
•Measured — based on conclusive geological evidence and sampling, meaning that evidence is sufficient to test and confirm geological and grade or quality continuity. After applying modifying factors (as noted in the Aggregates Reserves section below), measured resources may be converted to either proven or probable reserves.
•Indicated — based on adequate geological evidence and sampling, meaning that evidence is sufficient to establish geological and grade or quality continuity with reasonable certainty. After applying modifying factors, indicated resources may be converted to probable reserves.
•Inferred — based on limited geological evidence and sampling, meaning that evidence is only sufficient to establish that geological and grade or quality continuity is more likely than not. Inferred resources may not be converted to reserves.

Form 10-K	28

Part I
Our reported aggregates resources do not include amounts that have been identified as mineral reserves. Our 2025 measured, indicated and inferred aggregates resources are based on an initial assessment using an average sales price assumption ranging from approximately $14.30 to $28.10 per ton depending on the location/market. The table below presents, by division, details of our aggregates resources as of December 31, 2025.

Aggregates Resources
millions of tons	Stone [2]			Sand & Gravel
Division [1]	Measured (M) Resources	Indicated (I) Resources	Total (M)+(I) Resources	Measured (M) Resources	Indicated (I) Resources	Total (M)+(I) Resources	Total (M)+(I) Resources	Inferred Resources

Central	1,136.1	1,300.4	2,436.5	7.8	3.9	11.7	2,448.2	760.7
East	1,666.0	626.0	2,292.0	0.0	0.0	0.0	2,292.0	289.1
International	0.0	311.1	311.1	0.0	0.0	0.0	311.1	0.0
Northeast	1,673.9	222.9	1,896.8	31.8	0.0	31.8	1,928.6	25.4
South	556.6	497.2	1,053.8	32.5	52.4	84.9	1,138.7	384.4
Southwest	593.0	49.5	642.5	135.1	52.1	187.2	829.7	540.7
Western	385.1	767.1	1,152.2	198.7	884.3	1,083.0	2,235.2	962.7
Total	6,010.7	3,774.2	9,784.9	405.9	992.7	1,398.6	11,183.5	2,963.0
1.The divisions are defined by states/countries as follows:
Central Division — Alabama, Illinois, Kentucky and Tennessee
East Division — South Carolina and North/Central Georgia
International Division — Nova Scotia (Canada), Puerto Cortés (Honduras) and Quintana Roo (Mexico)
Northeast Division — Delaware, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Virginia and Washington D.C.
South Division — Florida (excluding panhandle), South Georgia, Freeport (Bahamas) and the U.S. Virgin Islands
Southwest Division — Arkansas, Florida Panhandle, Louisiana, Mississippi, Oklahoma and Texas
Western Division — Arizona, California, New Mexico and British Columbia (Canada)
2.Stone: amphibolite, argillite, gneiss, granite, limestone, marble, quartzite and sandstone
Aggregates Reserves
Mineral reserves are defined as the economically mineable part of a measured or indicated mineral resource. Mineral reserves are classified into two categories, in decreasing level of confidence, as follows:
•Proven — those reserves for which the quantity is computed from dimensions revealed by drill data, together with other direct and measurable observations, such as outcrops, trenches and quarry faces. The grade and quality of those reserves are computed from the results of detailed sampling, and the sampling and measurement data are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.
•Probable — those reserves for which quantity, grade and quality are computed partly from specific measurements and partly from projections based on reasonable, though not drilled, geologic evidence. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
Reported proven and probable reserves include only quantities that are owned in fee or under lease and for which all appropriate zoning and permitting have been obtained through permit, contract or grandfathered status. We apply modifying factors to establish the economic viability of the reserves, as follows:
•Contractual and governmental regulations (for example, leases, zoning, permits and reclamation plans) often set limits on the areas, depths and lengths of time allowed for mining, stipulate setbacks and slopes that must be left in place, and designate which areas may be used for surface facilities, berms, and overburden or waste storage, among other requirements and restrictions.

29	Form 10-K

Part I
•Technical and economic factors affect the estimates of reported reserves regardless of what might otherwise be considered proven or probable based on a geologic analysis. For example, excessive overburden or weathered rock, rock quality issues, excessive mining depths, groundwater issues, overlying wetlands, endangered species habitats, and rights of way or easements may effectively limit the quantity of reserves considered proven and probable.
•Mining and processing waste are also factored in our computations for proven and probable reserves.
Our 2025 proven and probable aggregates reserves were estimated by internal experts (i.e. geologists or engineers). The economic viability of our reserves were determined using average aggregates prices ranging from approximately $14.30 to $28.10 per ton depending on the location/market.
The table below presents, by division, details of our aggregates reserves and production as of December 31, 2025.

Aggregates Reserves
millions of tons	Stone [3]			Sand & Gravel
Division [1]	Proven Reserves	Probable Reserves	Total Reserves	Proven Reserves	Probable Reserves	Total Reserves	Total Reserves	2025 [2] Production

Central	3,447.3	1,073.3	4,520.6	4.8	4.2	9.0	4,529.6	50.0
East [4]	1,994.0	487.7	2,481.7	0.0	0.0	0.0	2,481.7	37.4
International [5]	470.9	0.0	470.9	0.0	0.0	0.0	470.9	0.2
Northeast	2,545.4	1,107.1	3,652.5	69.7	34.3	104.0	3,756.5	44.0
South	833.7	358.9	1,192.6	167.6	27.3	194.9	1,387.5	28.4
Southwest	1,572.3	180.1	1,752.4	146.9	0.0	146.9	1,899.3	35.3
Western	994.6	142.0	1,136.6	460.8	432.8	893.6	2,030.2	32.4
Total	11,858.2	3,349.1	15,207.3	849.8	498.6	1,348.4	16,555.7	227.7
1.The divisions are defined geographically in the first table within this Item 2 - Properties.
2.Production totals for the two prior years were as follows: 2024 – 224.2 million tons and 2023 – 236.0 million tons.
3.Stone: amphibolite, argillite, gneiss, granite, limestone, marble, quartzite and sandstone.
4.Includes a maximum of 243.8 million tons of reserves encumbered by volumetric production payments as defined in Note 2 “Revenues” in Item 8 “Financial Statements and Supplementary Data.”
5.Includes 407.6 million tons of reserves at our Calica quarry subject to the NAFTA Arbitration disclosed in Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data” as well as 63.3 million tons of reserves at our Puerto Cortés quarry at which production and sales are currently halted.
Our current estimate of 16.6 billion tons of proven and probable aggregates reserves reflects an increase of 0.1 billion tons from the prior year’s estimate. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, based on drilling and studies by our geologists and engineers, recognizing reasonable economic and operating constraints as to maximum depth of overburden and stone excavation, and subject to permit or other restrictions.
Of the 16.6 billion tons of estimated proven and probable aggregates reserves reported at the end of 2025, 13.8 billion tons or 83% are located on production stage properties, and 2.8 billion tons or 17% are located on development stage properties. We do not report aggregates reserves for exploration stage sites.
Of the 16.6 billion tons of aggregates reserves at December 31, 2025, 10.5 billion tons or 63% are located on owned land and 6.1 billion tons or 37% are located on leased land. Our land portfolio consists of approximately 310,000 acres.
Our Aggregates segment includes a production stage, leased calcium operation located in Brooksville, Florida. This limestone quarry produces a supplement for end-use products such as animal feed and plastics and has an average calcium carbonate content of 97%. As of December 31, 2025, this quarry had 10.3 million tons of proven and probable reserves (there are no mineral resources at this quarry).

Form 10-K	30

Part I
In addition to our aggregates mining properties, we operate aggregates sales yards, recycled concrete plants and landfill sites. The table below presents, by division, the count of active aggregates facilities and the types of facilities operated during the year ended December 31, 2025.

Count of Active Aggregates Operating Facilities
	Production Stage Mining Properties [1]				Recycle and Landfill Sites
Division [2]	Stone	Sand & Gravel	Total	Sales Yards		Total

Central	75	1	76	7	14	97
East	36	0	36	7	2	45
International	1	0	1	0	0	1
Northeast	39	5	44	27	12	83
South	15	8	23	21	0	44
Southwest	22	11	33	39	2	74
Western	16	19	35	6	36	77
Total	204	44	248	107	66	421
1.The facility counts above only include mining properties with production in the current year (for example, mining properties with sales from existing stockpiles with no current year production are excluded).
2.The divisions are defined geographically in the first table within this Item 2 - Properties.
ASPHALT AND CONCRETE
As of December 31, 2025, we operated a number of facilities producing asphalt mix and ready-mixed concrete in several of our divisions as reflected in the table below:

Division [1]	Asphalt Facilities	Concrete Facilities

Central [2]	14	0
East	0	0
International	0	0
Northeast	0	38
South	0	1
Southwest	15	0
Western	42	37
Total	71	76
1.The divisions are defined geographically in the first table within this Item 2 - Properties.
2.Asphalt facilities for the Central Division are comprised of constructing paving businesses in addition to asphalt mix facilities.
The asphalt and concrete facilities are able to meet their needs for raw material inputs with a combination of internally sourced and purchased raw materials.
HEADQUARTERS
Our headquarters are located in an office complex in Birmingham, Alabama. The office space consists of approximately 184,000 square feet and is leased through December 31, 2038. The annual rental cost for the current term of the lease is approximately $4.7 million.

31	Form 10-K

Part I

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
We were not subject to any penalties in 2025 for failure to disclose transactions identified by the Internal Revenue Service as abusive under Internal Revenue Code Section 6707A.
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

Form 10-K	32

Part I
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, positions and ages, as of February 19, 2026, of our executive officers are as follows:

Name	Position	Age

J. Thomas Hill	Executive Chairman	66
Ronnie A. Pruitt	Chief Executive Officer	55
Thompson S. Baker II	President	67
Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer	45
Stanley G. Bass	Chief Strategy Officer	64
Denson N. Franklin III	Senior Vice President, General Counsel and Secretary	62
Mitesh B. Shah	Senior Vice President, Chief Human Resources Officer	48
David P. Clement	Senior Vice President, Operations Support, Procurement	65
Brent P. Goodsell	Senior Vice President, East Region	55
Jerry F. Perkins Jr.	Chief Administrative Officer	56
Randy L. Pigg	Vice President, Controller and Principal Accounting Officer	53
James T. Polomsky	Senior Vice President, West Region	49
The principal occupations of the executive officers during the past five years are set forth below:
J. Thomas Hill was elected Executive Chairman of the Board of Directors effective January 1, 2026. Previously, he served as Chairman of the Board of Directors since January 1, 2016 and served as Chief Executive Officer from July 2014 through December 2025 and President from July 2014 through September 2023. Prior to that, he served as Executive Vice President and Chief Operating Officer from January 2014 to July 2014, and Senior Vice President of the South Region from December 2011 to December 2013. Prior to that, he served in a number of positions with Vulcan including President, Florida Rock Division from September 2010 to December 2011.
Ronnie A. Pruitt was appointed Chief Executive Officer and elected as a member of the Board effective January 1, 2026. Previously, he served as Chief Operating Officer from September 2023 through December 2025. Prior to that, he served as Senior Vice President of the Southwest and Western Divisions. He joined Vulcan as part of Vulcan’s August 2021 acquisition of U.S. Concrete, Inc. He held various leadership roles at U.S. Concrete, including President and Chief Executive Officer from April 2020 to August 2021, President and Chief Operating Officer from April 2019 to April 2020, and Senior Vice President and Chief Operating Officer from October 2015 to April 2019. Prior to joining U.S. Concrete in 2015, he served as the Vice President of Cement Sales of Martin Marietta Materials, Inc. and held various positions at Texas Industries, Inc.
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
Mary Andrews Carlisle was appointed Chief Financial Officer effective September 1, 2022. In her prior role as Vice President, Finance, she led a number of key financial, operational and corporate initiatives since March 2020. Ms. Carlisle joined Vulcan in 2006 and has held roles of increasing responsibility in multiple divisions as well as in corporate finance and business development.

33	Form 10-K

Part I
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
Denson N. Franklin III joined Vulcan in December 2019 as Senior Vice President, General Counsel and Secretary. Prior to that, he was a partner at Bradley Arant Boult Cummings LLP, a law firm based in Birmingham, Alabama. While at Bradley, he served as Vulcan’s primary outside counsel for more than 20 years and advised other companies in the construction materials, building and engineering industries.
Mitesh B. Shah is Senior Vice President and Chief Human Resources Officer. He joined Vulcan in 2019 as Deputy General Counsel. Prior to his current position, Mr. Shah was President of the Southern and Gulf Coast Division. Prior to joining Vulcan, Mr. Shah was a partner at Maynard Nexsen PC, a law firm based in Birmingham, Alabama.
David P. Clement is Senior Vice President of Operations Support and Strategic Sourcing. He previously served as Senior Vice President of the Central Division since August 2021 and, prior to that role, served as Senior Vice President of the Mountain West and Western Divisions since March 2020. He first joined the organization as an operations management trainee in 1983 and progressed to the position of Area Production Manager in 1993. After spending a few years at Pioneer Mid-Atlantic and working as a consultant, he rejoined Vulcan in 2004 as Vice President and General Manager of the former Midwest Division. He has held the positions of Vice President of Operations for the Midwest Division, Vice President and General Manager of the Central Region, Senior Vice President of the Central Region and President of the Central Division.
Brent P. Goodsell serves as Senior Vice President - East Region. He joined Vulcan in 2021 as President of the Central Division. He began his career in his family-owned waste management business which was acquired by Republic Services in 1999. Mr. Goodsell held numerous leadership positions of increasing responsibility within Republic Services, including 10 years as an Area President.
Jerry F. Perkins Jr. is Chief Administrative Officer. He previously served as Senior Vice President of Business Development, Commercial Excellence, Land and Logistics since March 2024. Prior to that role, he served as Senior Vice President of the Southern Gulf Coast and Mountain West Divisions since August 2021 and, prior to that role, served as Senior Vice President of the Southern Gulf Coast and Southwest Divisions since March 2020. Prior to that role, he was President of the Southern and Gulf Coast Division. He also served as General Counsel and Corporate Secretary and held various legal leadership roles for Vulcan. Before joining Vulcan in 2002, he worked as a certified public accountant (CPA) at a global accounting firm and was an attorney with Burr & Forman LLP in Birmingham, Alabama.
Randy L. Pigg was elected Vice President, Controller and Principal Accounting Officer in April 2018. He served as Vice President, Accounting since June 2016, and prior to that served as Director, Financial Shared Services since April 2014. Prior to that, he served in a number of positions with Vulcan, including Manager, Financial Research & Reporting and Finance Director of the Central Region.
James T. Polomsky serves as Senior Vice President - West Region. Mr. Polomsky joined Vulcan in 2007 as a Business Analyst in the former Midwest Division. Since that time, he has held various positions including Transportation Services Manager, Project Manager, National Account Sales Manager, Vice President of Sales, and Vice President & General Manager. Mr. Polomsky was promoted to the position of President of the Western Division in 2020.

Form 10-K	34

Part II

Item 5
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol VMC). As of February 11, 2026, the number of shareholders of record was 1,877.
Purchases of our equity securities during the quarter ended December 31, 2025 are summarized below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]

October 1 - October 31, 2025	0	$0.00	0	6,647,118
November 1 - November 30, 2025	1,374,441	$291.17	1,374,441	5,272,677
December 1 - December 31, 2025	0	$0.00	0	5,272,677
Total	1,374,441	$291.17	1,374,441
1.In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of December 31, 2025, there were 5,272,677 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
We did not have any unregistered sales of equity securities during the fourth quarter of 2025.

Item 6
[Reserved]

35	Form 10-K

Part II

Item 7
Management's Discussion and Analysis of Financial Condition and Results of Operations
The objective of our management’s discussion and analysis is to help investors understand our operations and current business environment from the perspective of our management. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this Annual Report. The following generally includes a comparison of our results of operations and liquidity and capital resources between 2025 and 2024. For the discussion of changes from 2023 to 2024 and other financial information related to 2023, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 20, 2025.
Executive Summary
FINANCIAL SUMMARY FOR 2025
Compared To 2024:
•Total revenues increased $523.4 million, or 7%, to $7,941.1 million
•Gross profit increased $175.0 million, or 9%, to $2,174.6 million
•Selling, administrative and general (SAG) expenses increased 6% to $564.1 million and decreased 10 basis points as a percentage of total revenues
•Operating earnings increased $255.1 million, or 19%, to $1,619.6 million
•Earnings attributable to Vulcan from continuing operations were $8.15 per diluted share, compared to $6.91 per diluted share
•Adjusted earnings attributable to Vulcan from continuing operations were $8.00 per diluted share, compared to $7.53 per diluted share
•Net earnings attributable to Vulcan were $1,076.7 million, an increase of $164.8 million, or 18%
•Adjusted EBITDA was $2,323.6 million, an increase of $266.4 million, or 13%
•Aggregates segment sales increased $347.6 million, or 6%, to $6,297.2 million
•Aggregates segment freight-adjusted revenues increased $349.2 million, or 8%, to $4,985.4 million
•Shipments increased 3%, or 6.9 million tons, to 226.8 million tons
•Freight-adjusted sales price increased 4.3%, or $0.90 per ton, to $21.98
•Aggregates segment gross profit increased $148.1 million, or 8%, to $1,964.8 million
•Unit profitability (as measured by gross profit per ton) increased 5% to $8.66 per ton
•Unit profitability (as measured by cash gross profit per ton) increased 7% to $11.33 per ton
•Asphalt and Concrete segment sales increased $241.9 million, or 13%, to $2,141.0 million, collectively
•Asphalt and Concrete segment gross profit increased $26.9 million, or 15%, to $209.8 million, collectively
•Returned capital to shareholders via dividends of $259.8 million at $1.96 per share versus $244.4 million at $1.84 per share
•Returned capital to shareholders via share repurchases of $438.4 million at $283.82 average price per share compared to $68.8 million at $254.71 average price per share
Our aggregates-led business delivered another year of strong earnings growth and margin expansion. Net earnings attributable to Vulcan increased 18%, Adjusted EBITDA improved 13%, and Adjusted EBITDA margin expanded 160 basis points. Through a consistent focus on commercial and operational execution, we continue to deliver attractive organic growth and expand our industry-leading aggregates gross profit per ton (which increased 5% to $8.66 per ton) and cash gross profit per ton (which increased 7% to $11.33). The resulting strong cash generation, coupled with disciplined M&A and portfolio management, positions us well to continue compounding results and creating value for our shareholders in 2026 and beyond.

Form 10-K	36

Part II
At year-end 2025, total debt to Adjusted EBITDA was 1.9 times (1.8 times on a net debt basis, reflecting $189.4 million of cash on hand). Our weighted-average debt maturity was 13.7 years, and our total weighted-average effective interest rate was 5.0%. Return on invested capital was 15.7%. Our strong balance sheet and ample liquidity position us well for continued growth.
Adjusted EBITDA, Aggregates segment freight-adjusted revenues, cash gross profit per ton, debt to Adjusted EBITDA and return on invested capital are non-GAAP measures. See the definitions and reconciliations within this Item 7 under the caption “Reconciliation of Non-GAAP Financial Measures.”
MARKET DEVELOPMENTS AND OUTLOOK
As we look to 2026, we are encouraged about the demand backdrop in our markets. We expect continued strength in public construction activity and improving private nonresidential opportunities, a combination that should benefit an already healthy pricing environment. Growing demand, coupled with our Vulcan Way of Selling and Vulcan Way of Operating disciplines, will drive another year of earnings growth and further improvement in our aggregates unit profitability.
Our expectations for 2026 include:
•Continued improvement in Aggregates segment cash gross profit per ton ($11.33 in 2025)
•Total shipments up 1% to 3% (226.8 million tons in 2025)
•Freight-adjusted price improvement of 4% to 6% ($21.98 in 2025)
•Low-single digit increase in freight-adjusted unit cash cost (freight-adjusted price less segment cash gross profit per ton; $10.65 in 2025)
•Total Asphalt and Concrete segment cash gross profit of approximately $290 million ($322 million in 2025); excludes California ready-mixed concrete assets held for sale
•Relative contribution of approximately 85% from the Asphalt segment and 15% from the Concrete segment
•Selling, Administrative and General expenses of $580 million to $590 million ($564 million in 2025)
•Interest expense of approximately $225 million
•Capital spending for maintenance and growth projects of $750 million to $800 million
•Depreciation, depletion, accretion and amortization expense of approximately $700 million
•An effective tax rate of 22% to 23%
•Net earnings attributable to Vulcan of $1,100 million to $1,300 million
•Adjusted EBITDA between $2,400 million and $2,600 million

Trailing-Twelve Months Construction Starts in Vulcan-served Markets
Index: January 2024 = 100
120
115
110
105
100
95
Mar, 2023
Jun, 2023
Sep, 2023
Dec, 2023
Mar, 2024
Jun, 2024
Sep, 2024
Dec, 2024
Mar, 2025
Jun, 2025
Sep, 2025
Dec, 2025

Source: Dodge Data & Analytics

37	Form 10-K

Part II
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
Our industry is experiencing uncertainty due to rapid changes in global trade policies including announced tariff increases, potential additional tariff increases, potential new or renegotiated bilateral or multilateral trade agreements, and other measures that could restrict international trade. Economic pressures on our customers, including the challenges of inflation and the impact of tariffs and other trade measures, may negatively impact our shipment volumes. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business.
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
VALUE PROPOSITION
1.Focused Strategy: Two-pronged approach to durable growth supported by foundation of talent, sustainability and innovation
Our durable growth comes from organic growth in our existing businesses as well as inorganic growth through mergers and acquisitions supplemented with greenfield developments. Together, this two-pronged approach enables us to consistently drive earnings growth.
ENHANCING OUR CORE: We drive organic growth and differentiate ourselves from other aggregates producers through our strategic disciplines, the Vulcan Way of Selling (Commercial Excellence & Logistics Innovation) and the Vulcan Way of Operating (Operational Excellence & Strategic Sourcing). The Vulcan Way of Selling uses technology, innovation and analytics to win work and capture value. Custom, proprietary technology gives us real-time, forward-looking insight into all our end markets. Coaching and development of our people, along with clear performance metrics and accountability, drive sales execution. The Vulcan Way of Operating is a combination of tools, processes and approaches used by our teams to drive value in our operations through production efficiency, cost control and consistent execution. Together, these strategic disciplines enable us to provide the highest quality material and the best service to our customers.
These disciplines enable us to deliver consistent compounding results, and our focus on digital transformation elevates our capabilities on both the commercial and operational sides of our business. On the commercial side, we continue to focus on strengthening the productivity of our sales teams and providing the best customer experience in our industry. We developed enhanced solutions to provide robust, real-time information to our sales teams and also launched a new MyVulcan customer portal. In our operations, we continue to adopt and utilize our Process Intelligence System to measure real-time plant performance and accelerate problem solving to make the right products at the lowest possible cost. There are a lot of complexities in operating an aggregates plant on a daily basis. Process Intelligence gives us the visibility, data, and platform to instantly collaborate and align our teams to drive optimal plant efficiency.
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

Form 10-K	38

Part II
In 2024, we acquired Wake Stone Corporation (Wake Stone), which expanded our reach in high-growth geographies in the Carolinas, and Superior Ready Mix, L.P. (Superior), which solidified our position as the leading aggregates producer in Southern California. We also completed two bolt-on acquisitions during 2024 in Alabama and Texas, strengthening our position in two of our top 10 revenue states. From 2023 to 2025, we invested $2,310.6 million in business acquisitions as outlined in Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
2.Right Product: Most aggregates-led company in the U.S. construction materials industry
Vulcan is uniquely positioned as the largest aggregates supplier in the U.S. and the most aggregates-led public company.
2025 Gross Profit

■	Aggregates	■	Asphalt	■	Concrete
Aggregates are an essential product with wide logistical moats, high barriers to entry, limited product substitutes, flexible production capacity, a diverse demand base and very favorable pricing characteristics. These attractive fundamentals lead to lower risk through demand cycles.

Price Growth Through all Parts of a Cycle
Demand
Price
4.0
3.0
2.0
1.0
-
600
500
400
300
200
100
-
1986
1989
1992
1995
1998
2001
2004
2007
2010
2013
2016
2019
2022
2025

Source: BLS and Company estimates for U.S. Industry. Demand (L Axis) in billions of tons. Price (R Axis) is indexed (1982=100).

39	Form 10-K

Part II
3.Compelling Footprint: Serving markets better advantaged for growth
Zoning and permitting regulations have made it increasingly difficult to expand existing quarries or to develop new quarries. Such regulations, while curtailing expansion, also increase the value of our reserves that were zoned and permitted decades ago. Over time, we have strategically and systematically built one of the most valuable aggregates franchises in the U.S. with a footprint that we believe is impossible to replicate.
•Largest U.S. aggregates producer with strategic geographic diversity
•425 active aggregates facilities with 16.6 billion tons of reserves
•Leading positions in the fastest growing markets in the United States
•76% of the U.S. population growth over the next decade is projected to occur in Vulcan-served states
Demand for aggregates correlates positively with changes in population, household formations and employment. We have a coast-to-coast footprint that serves 34 of the top 50 highest-growth metropolitan statistical areas (MSAs). As state and federal spending increase, Vulcan is poised to benefit greatly from growing private and public demand for aggregates, thereby delivering significant long-term value for our shareholders.

Form 10-K	40

Part II
4.Track Record Of Success: Best-in-class execution has ensured resiliency regardless of external market conditions
We have continued to deliver strong financial performance over time and through business cycles. Through our aggregates-led strategy and focus on our strategic disciplines — the Vulcan Way of Selling (Commercial Excellence & Logistics Innovation) and the Vulcan Way of Operating (Operational Excellence & Strategic Sourcing) — we have created one of the most profitable public companies in our industry as measured by aggregates gross profit per ton.
•17% improvement in Aggregates gross profit per ton since 2023
•20% improvement in Aggregates cash gross profit per ton since 2023
In 2019, we set a target of $9 of aggregates cash gross profit per ton on volumes of 230 to 240 million tons, which we exceeded in 2023. In 2022, we set a new target to achieve $11 to $12 aggregates cash gross profit per ton once we reach 260 to 270 million tons. We delivered $11.33 of aggregates cash gross profit per ton on 227 million tons in 2025. Our strategic disciplines give us confidence that we will continue to deliver more value to our shareholders on every ton of aggregates we sell.
Vulcan Aggregates Cash Gross Profit Per Ton
9% Compound Annual Growth Since 2019

Target	260-270M tons of aggregates sold	$11-$12 cash gross profit per ton

2025	227M tons of aggregates sold	$11.33 cash gross profit per ton

2023	235M tons of aggregates sold	$9.46 cash gross profit per ton

2019	215M tons of aggregates sold	$6.74 cash gross profit per ton
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

41	Form 10-K

Part II
5.Disciplined Capital Allocation: Balanced approach to support existing franchise, grow the business and return cash to shareholders
Our balanced approach to capital allocation remains unchanged. Through economic cycles we intend to balance reinvestment in our business, growth through acquisitions and internal growth projects, and return of capital to shareholders while maintaining financial strength and flexibility evidenced by our strong balance sheet and investment-grade credit ratings. Our capital allocation priorities are as follows:
1.Operating Capital (maintain and grow the value of our franchise)
2.Growth Capital (including acquisitions and greenfields)
3.Dividend Growth (with a keen focus on sustainability)
4.Return Excess Cash to Shareholders (primarily via share repurchases)
Our first priority is to maintain and protect our valuable franchise by keeping our operations in good working order to ensure the production of high quality materials and timely delivery of goods and services to our customers. This capital requirement expands and contracts as production and shipment levels change. During 2025, we invested $702.9 million in capital expenditures to replace or improve existing property, plant & equipment.
Our second priority is to grow our franchise, primarily through business acquisitions and complemented by internal growth investments. For business acquisitions, we tend to look for bolt-on acquisitions, which are easier to integrate, and will pursue large business combinations that are the right fit at the right price. We use strategic and returns-based criteria to price potential acquisitions and are disciplined in our approach. We evaluate many potential acquisitions and only make offers on a few.
Our third priority is growing the dividend with a keen focus on sustainability through the economic cycle. During 2025, we paid a dividend per share of $1.96 and paid total dividends of $259.8 million.
And finally, if there is excess cash after fulfilling the prior capital allocation priorities, we will consider returning cash to shareholders via share repurchases. During 2025, we returned $438.4 million to our shareholders through share repurchases.
For a detailed discussion of our acquisitions and divestitures, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”

Form 10-K	42

Part II
6.Financial Strength: Investment grade balance sheet to support growth
Our strong cash flow generation and investment grade balance sheet provide the financial flexibility to:
•Sustain capital reinvestment in current asset base and to fund growth
•Leverage current capital base to grow earnings and maximize cash generation
•Prudently pursue attractive acquisitions and greenfields
•Return value to shareholders with dividends and stock repurchases
Free Cash Flow Growth
in millions
Free cash flow is a Non-GAAP measure and calculated by subtracting purchases of property, plant and equipment from operating cash flows. Free cash flow is useful to investors in understanding how existing cash from operations is utilized as a source for sustaining our current capital plan and future growth.
Our financial position is strong as evidenced by our long-term investment-grade credit ratings (Fitch BBB+/Moody’s Baa2/Standard & Poor’s BBB+). At December 31, 2025, our available liquidity was $1,760.2 million, including $183.3 million of unrestricted cash on hand, significantly higher than our liquidity needs. Our leverage ratio, as measured by total debt to Adjusted EBITDA, was 1.9 times at December 31, 2025 (our net debt to Adjusted EBITDA ratio at December 31, 2025 was 1.8 times). Our long-term leverage target is 2.0 to 2.5x.
Leverage Ratio
Total Debt To Adjusted EBITDA
*These years include significant acquisition activity (see Part I, Item 1 "Business" under the caption "Business Strategy" for further details).

43	Form 10-K

Part II
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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	For the years ended December 31
in millions, except per share and per unit data	2025	2024	2023

Total revenues	$7,941.1	$7,417.7	$7,781.9
Cost of revenues	(5,766.5)	(5,418.1)	(5,833.4)
Gross profit	2,174.6	1,999.6	1,948.5
Gross profit margin	27.4%	27.0%	25.0%
Selling, administrative and general expenses	(564.1)	(531.1)	(542.8)
SAG as a percentage of total revenues	7.1%	7.2%	7.0%
Gain on sale of property, plant & equipment and businesses	52.4	52.3	76.4
Loss on impairments	0.0	(86.6)	(28.3)
Operating earnings	1,619.6	1,364.5	1,427.4
Interest expense	(239.7)	(191.2)	(196.1)
Earnings from continuing operations before income taxes	1,390.1	1,172.1	1,245.1
Income tax expense	(307.5)	(251.4)	(299.4)
Effective tax rate from continuing operations	22.1%	21.4%	24.0%
Earnings from continuing operations	1,082.6	920.7	945.7
Loss on discontinued operations, net of tax	(4.5)	(7.6)	(10.8)
Earnings attributable to noncontrolling interest	(1.4)	(1.2)	(1.7)
Net earnings attributable to Vulcan	1,076.7	911.9	933.2
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$8.15	$6.91	$7.06
Discontinued operations	(0.04)	(0.06)	(0.08)
Net earnings	$8.11	$6.85	$6.98
EBITDA [1]	$2,357.4	$1,963.2	$2,025.4
Adjusted EBITDA [1]	$2,323.6	$2,057.2	$2,011.3
Average Sales Price and Unit Shipments
Aggregates
Tons	226.8	219.9	234.6
Freight-adjusted sales price	$21.98	$21.08	$19.02
Asphalt mix
Tons	13.4	13.6	13.4
Average sales price	$81.93	$80.09	$75.76
Ready-mixed concrete
Cubic yards	4.5	3.6	7.5
Average sales price	$188.82	$182.93	$166.95
1.Non-GAAP measures are defined and reconciled within this Item 7 under the caption "Reconciliation of Non-GAAP Financial Measures."

Form 10-K	44

Part II
Net earnings attributable to Vulcan for 2025 were $1,076.7 million ($8.11 per diluted share) compared to $911.9 million ($6.85 per diluted share) in 2024. Each year's results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for 2025 include:
•pretax net gain of $42.4 million related to the sale of businesses
•pretax charges of $0.6 million for divested operations
•pretax charges of $2.0 million associated with non-routine acquisitions
•pretax loss on discontinued operations of $6.1 million
•$9.8 million of tax-related charges primarily for a valuation allowance against Calica deferred tax assets, including net operating loss (NOL) carryforwards
Net earnings attributable to Vulcan for 2024 include:
•pretax net gain of $36.7 million related to the sale of real estate in Virginia
•pretax charges of $86.6 million associated with a goodwill impairment
•pretax charges of $17.7 million for divested operations
•pretax charges of $16.3 million associated with non-routine acquisitions
•pretax loss on discontinued operations of $10.2 million
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $8.00 per diluted share for 2025 compared to $7.53 per diluted share for 2024.
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Year-over-year changes in earnings from continuing operations before income taxes are summarized below:

in millions	2023	$1,245.1	2024	$1,172.1

Higher aggregates gross profit		79.9		148.1
Higher asphalt gross profit		20.5		3.8
Higher (lower) concrete gross profit		(49.3)		23.1
Lower (higher) selling, administrative and general expenses		11.7		(33.0)
Higher (lower) gain on sale of property, plant & equipment and businesses		(24.1)		0.1
Lower (higher) impairment charges		(58.3)		86.6
Lower (higher) interest expense		9.3		(56.0)
Lower (higher) acquisition related expenses		(14.2)		14.3
Lower (higher) environmental remediation expenses		(15.7)		17.7
Lower (higher) foreign currency transaction losses		(16.5)		14.5
All other		(16.3)		(1.2)
	2024	$1,172.1	2025	$1,390.1

45	Form 10-K

Part II
OPERATING RESULTS BY SEGMENT
We present our results of operations by segment at the gross profit level. We have three operating (and reportable) segments organized around our principal product lines: (1) Aggregates, (2) Asphalt and (3) Concrete. Management reviews earnings for our reporting segments principally at the gross profit level.
1.Aggregates
Aggregates Shipments and Freight-Adjusted Sales Price
in millions, except sales price data 1
1.We routinely arrange the delivery of our aggregates to the customer. Additionally, we incur freight costs to move aggregates from the production site to remote distribution sites. These costs are passed on to our customers in the aggregates price. We remove these pass-through freight & delivery revenues (and any other aggregates-derived segment revenues, such as landfill tipping fees) from the freight-adjusted selling price for aggregates. See the "Reconciliation of Non-GAAP Financial Measures" within this Item 7 for a reconciliation of freight-adjusted revenues.
Aggregates shipments increased 3% and continued to benefit from healthy public construction activity, with volume from operations acquired in late 2024 more than offsetting slightly lower year-over-year same-store shipments. While shipments declined from 2023 to 2025, price increased 15.6% over this same period, with widespread growth across our footprint.
Aggregates Gross Profit
in millions
Aggregates Cash Gross Profit
in millions

Aggregates segment gross profit increased 8% to $1,964.8 million (or $8.66 per ton), and gross profit margin expanded 70 basis points. Cash gross profit per ton increased 7% from the prior year to $11.33, marking the twelfth consecutive quarter of at least high single-digit improvement on a trailing-twelve months basis.
Freight-adjusted unit cost of sales increased 4% (increased 2% on a unit cash cost of sales basis), reflecting a continued focus on cost management and operating efficiencies. Shipments in 2025, 2024 and 2023 were negatively impacted by the absence of tons available from our Mexico operations which were unexpectedly and arbitrarily shut down by the Mexican government in 2022 (for additional information, see Note 12 “Commitments and Contingencies” in Item 8 “Financial Statements and Supplementary Data”).

Form 10-K	46

Part II
2.Asphalt
Asphalt Shipments and Average Sales Price
in millions, except sales price data 1
1.Asphalt mix average sales price is calculated by dividing revenues generated from the shipment of asphalt mix by the total tons shipped. The sales price calculation excludes service revenues generated from our asphalt construction paving business.
Asphalt segment gross profit was $173.9 million (an increase of $3.8 million), and cash gross profit was $223.7 million, a 4% increase from the prior year. Unit gross profit increased 3%, and unit cash gross profit improved 6% compared to the prior year. Shipments decreased 1%, and pricing increased 2.3%, or $1.84 per ton.

Asphalt Gross Profit
in millions
Asphalt Cash Gross Profit
in millions

47	Form 10-K

Part II
3.Concrete
Concrete Shipments and Average Sales Price
in millions, except sales price data 1
1.Ready-mixed concrete average sales price is calculated by dividing revenues generated from the shipment of ready-mixed concrete by the total cubic yards shipped. The sales price calculation excludes immaterial revenues generated from the sale of raw materials.
Concrete segment gross profit was $35.9 million (an increase of $23.1 million), and cash gross profit was $97.9 million, a 68% increase from the prior year. Unit gross profit increased 124%, and unit cash gross profit increased 34% compared to the prior year. Shipments increased 25%, and pricing increased 3.2%, or $5.89 per ton. These increases were primarily attributable to acquisitions completed in the fourth quarter of 2024 (for additional information, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data”).
Concrete Gross Profit
in millions
Concrete Cash Gross Profit
in millions

Form 10-K	48

Part II
SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
in millions
As a percentage of total revenues, SAG expense was:
•7.1% in 2025 — decreased 10 basis points
•7.2% in 2024 — increased 20 basis points
•7.0% in 2023 — unchanged from the prior year
Our comparative headcount levels at year-end decreased 4% in 2025, increased 9% in 2024 and decreased 8% in 2023. The 2025 decrease in our employment level was primarily the result of a divestiture, and the 2024 increase in our employment level was primarily the result of acquisitions (see Note 19 "Acquisitions and Divestitures" in Item 8 “Financial Statements and Supplementary Data”). As noted above, 2025 SAG expense was $564.1 million, 6% higher than the prior year, or 7.1% as a percentage of total revenues.
GAIN ON SALE OF PROPERTY, PLANT & EQUIPMENT AND BUSINESSES
in millions
The 2025 gain on sale of property, plant & equipment and businesses of $52.4 million includes a pretax gain of $42.4 million from the sale of our asphalt mix and construction paving operations in Houston, Texas. The 2024 gain on sale of property, plant & equipment and businesses of $52.3 million includes a pretax gain of $36.7 million from the sale of a former sales yard in Virginia. We remain focused on our aggregates-led strategy as well as our efforts to maximize the value of our portfolio of quarry operations as they move through their life-cycle of land management. For additional details, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
LOSS ON IMPAIRMENTS
Loss on impairments was $86.6 million in 2024 which represents a goodwill impairment charge related to one of our Concrete segment reporting units. There were no similar charges in 2025.
See Note 18 “Goodwill and Intangible Assets” and Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for additional discussion.

49	Form 10-K

Part II
OTHER OPERATING EXPENSE, NET
Other operating expense, net is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected and rental income (expense). Total other operating expense and significant and/or discrete items included in the total were:
•$43.3 million in 2025 — includes the following:
•$0.6 million of charges associated with divested operations
•$0.4 million of charges associated with non-routine acquisitions (excludes items included in cost of revenues)
•$56.2 million of idle facilities expenses
•$69.7 million in 2024 — includes the following:
•$17.7 million of charges associated with divested operations
•$8.5 million of charges associated with non-routine acquisitions (excludes items included in cost of revenues)
•$34.9 million of idle facilities expenses
OTHER NONOPERATING EXPENSE, NET
Other nonoperating expense, net was $3.2 million of expense in 2025 and $22.1 million of expense in 2024, composed primarily of pension and postretirement benefit costs (excluding service costs), foreign currency transaction gains/losses, Rabbi Trust gains/losses and net earnings/losses of nonconsolidated equity method investments.
INTEREST EXPENSE
in millions
Interest expense was $239.7 million in 2025 compared to $191.2 million in 2024. The increase in interest expense was primarily due to a higher debt level resulting from the November 2024 notes issuances. See Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data” for additional discussion.

Form 10-K	50

Part II
INCOME TAXES
Our income tax expense from continuing operations for the years ended December 31 is shown below:

dollars in millions	2025	2024	2023

Earnings from continuing operations before income taxes	$1,390.1	$1,172.1	$1,245.1
Income tax expense	$307.5	$251.4	$299.4
Effective tax rate	22.1%	21.4%	24.0%
The $56.1 million increase in our 2025 income tax expense compared to 2024 was primarily related to an increase in pretax earnings from continuing operations. The $48.0 million decrease in our 2024 income tax expense compared to 2023 was primarily related to a decrease in earnings from continuing operations and the income tax benefit recorded for the remeasurement of our deferred taxes at a new blended income tax rate.
During the fourth quarter of 2024, we determined that the rate at which our deferred tax liabilities will reverse has decreased, largely as a result of changes in our state tax profile from the Wake Stone acquisition. As a result, we remeasured our deferred tax liabilities and recorded a tax benefit of $21.9 million.
In May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2025, Calica had deferred tax assets (including net operating losses) of $37.3 million against which we have a full valuation allowance recorded. As a result, we recorded a charge to increase the valuation allowance by $9.8 million to $37.3 million in 2025. $3.9 million of this charge was recorded as currency translation due to the increase in our deferred tax assets from appreciation of the Mexican peso during the year. A majority of the deferred tax assets relate to an NOL carryforward which would expire between 2032 and 2035 if not utilized. Should the Mexican government lift the shutdown and/or we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
Additionally, Calica is under examination by the Mexican Servicio de Adminstración (“SAT”) for tax years 2018 and 2019. In the fourth quarter of 2025, SAT issued Calica an audit findings letter for 2018. Among other claims, SAT asserts that Calica had no right to mine and has denied its cost of goods sold deduction. We have recognized the full tax benefit associated with Calica’s cost of goods sold deduction in Mexico, as we believe it is more likely than not that the position will be sustained based upon the technical merits of the position. This position is strictly binary as our tax liability hinges entirely on the legal basis that Calica had the necessary rights to conduct its mining operations during the period in question. Should we be unsuccessful in defending this tax position related to the 2018 audit, we may incur a one-time cash outflow and tax expense of approximately $35 million, which includes $23 million of interest and penalties.
For additional information, see Note 9 “Income Taxes” in Item 8 “Financial Statements and Supplementary Data.”
DISCONTINUED OPERATIONS
Pretax loss from discontinued operations was:
•$6.1 million in 2025
•$10.2 million in 2024
•$14.7 million in 2023
Pretax loss from discontinued operations for 2025, 2024 and 2023 resulted primarily from general and product liability costs, including legal defense costs and environmental remediation costs associated with our former Chemicals business. For additional information about discontinued operations, see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data.”

51	Form 10-K

Part II
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

in millions, except per ton data	2025	2024	2023

Aggregates segment
Segment sales	$6,297.2	$5,949.6	$5,918.9
Freight & delivery revenues [1]	(1,215.2)	(1,220.1)	(1,350.2)
Other revenues	(96.6)	(93.3)	(107.4)
Freight-adjusted revenues	$4,985.4	$4,636.2	$4,461.3
Unit shipments - tons	226.8	219.9	234.6
Freight-adjusted sales price	$21.98	$21.08	$19.02
1.At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Form 10-K	52

Part II
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

in millions, except per unit data	2025	2024	2023

Aggregates segment
Gross profit	$1,964.8	$1,816.7	$1,736.8
Depreciation, depletion, accretion and amortization	603.5	515.7	482.3
Cash gross profit	$2,568.3	$2,332.4	$2,219.1
Unit shipments - tons	226.8	219.9	234.6
Gross profit per ton	$8.66	$8.26	$7.40
Freight-adjusted sales price	$21.98	$21.08	$19.02
Cash gross profit per ton	11.33	10.61	9.46
Freight-adjusted cash cost of sales per ton	$10.65	$10.47	$9.56
Asphalt segment
Gross profit	$173.9	$170.1	$149.6
Depreciation, depletion, accretion and amortization	49.8	44.1	35.6
Cash gross profit	$223.7	$214.2	$185.2
Unit shipments - tons	13.4	13.6	13.4
Gross profit per ton	$12.98	$12.55	$11.16
Average sales price	$81.93	$80.09	$75.76
Cash gross profit per ton	16.70	15.81	13.81
Cash cost of sales per ton	$65.23	$64.28	$61.95
Concrete segment
Gross profit	$35.9	$12.8	$62.1
Depreciation, depletion, accretion and amortization	62.0	45.5	72.8
Cash gross profit	$97.9	$58.3	$134.9
Unit shipments - cubic yards	4.5	3.6	7.5
Gross profit per cubic yard	$8.05	$3.60	$8.32
Average sales price	$188.82	$182.93	$166.95
Cash gross profit per cubic yard	21.95	16.35	18.08
Cash cost of sales per cubic yard	$166.87	$166.58	$148.87

53	Form 10-K

Part II
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

in millions	2025	2024	2023

Net earnings attributable to Vulcan	$1,076.7	$911.9	$933.2
Income tax expense, including discontinued operations	305.9	248.8	295.6
Interest expense, net	226.3	170.3	179.6
Depreciation, depletion, accretion and amortization	748.5	632.2	617.0
EBITDA	$2,357.4	$1,963.2	$2,025.4
Loss on discontinued operations	$6.1	$10.2	$14.7
Gain on sale of real estate and businesses, net	(42.4)	(36.7)	(67.1)
Loss on impairments	0.0	86.6	28.3
Charges associated with divested operations	0.6	17.7	7.9
Acquisition related charges [1]	2.0	16.3	2.1
Adjusted EBITDA	$2,323.6	$2,057.2	$2,011.3
Adjusted EBITDA margin	29.3%	27.7%	25.8%
1.Represents charges associated with acquisitions requiring clearance under federal antitrust laws. Wake Stone acquisition related costs in 2024 include acquisition related expenses of $3.8 million and the cost impact of purchase accounting inventory valuations of $6.4 million. Superior acquisition related costs in 2024 include acquisition related expenses of $4.7 million (see Note 19 for additional information).
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

	2025	2024	2023

Diluted net earnings per share attributable to Vulcan	$8.11	$6.85	$6.98
Items included in Adjusted EBITDA above, net of tax	(0.18)	0.68	(0.08)
NOL carryforward valuation allowance	0.07	0.00	0.10
Adjusted diluted EPS attributable to Vulcan from continuing operations	$8.00	$7.53	$7.00

Form 10-K	54

Part II
NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2025	2024

Current maturities of long-term debt	$0.4	$400.5
Long-term debt	4,361.7	4,906.9
Total debt	$4,362.1	$5,307.4
Cash and cash equivalents and restricted cash	(189.4)	(600.8)
Net debt	$4,172.7	$4,706.6
Adjusted EBITDA	2,323.6	2,057.2
Total Debt to Adjusted EBITDA	1.9x	2.6x
Net Debt to Adjusted EBITDA	1.8x	2.3x
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

dollars in millions	2025	2024	2023

Adjusted EBITDA	$2,323.6	$2,057.2	$2,011.3
Average invested capital
Property, plant & equipment, net	$8,401.8	$6,743.6	$6,106.3
Goodwill	3,811.1	3,567.6	3,626.5
Other intangible assets	1,669.2	1,506.4	1,593.4
Fixed and intangible assets	$13,882.2	$11,817.6	$11,326.2
Current assets	2,096.8	2,177.5	2,192.9
Cash and cash equivalents	(305.9)	(479.2)	(352.8)
Current tax	(29.8)	(37.2)	(32.7)
Adjusted current assets	$1,761.2	$1,661.1	$1,807.4
Current liabilities	(1,058.7)	(860.7)	(833.7)
Current maturities of long-term debt	80.5	80.5	0.5
Short-term debt	110.0	19.0	20.0
Adjusted current liabilities	$(868.3)	$(761.2)	$(813.2)
Adjusted net working capital	$892.9	$899.9	$994.2
Average invested capital	$14,775.0	$12,717.5	$12,320.4
Return on invested capital	15.7%	16.2%	16.3%

55	Form 10-K

Part II
2026 PROJECTED EBITDA
Projected EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2026 Projected Mid-Point [1]

Net earnings attributable to Vulcan	$1,220
Income tax expense, including discontinued operations	355
Interest expense, net	225
Depreciation, depletion, accretion and amortization	700
Projected EBITDA	$2,500
1.See the Market Developments and Outlook section (earlier within this Item 7) for the assumptions used to build this projection.
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
We actively manage our capital structure and resources in order to balance the cost of capital and the risk of financial stress. We seek to meet these objectives by adhering to the following principles:
•maintain substantial bank line of credit borrowing capacity
•proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low
•maintain an appropriate balance of fixed-rate and floating-rate debt
•minimize financial and other covenants that limit our operating and financial flexibility
Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2026, including:
•contractual obligations
•capital expenditures
•debt service obligations
•dividend payments
•potential acquisitions
•potential share repurchases
We will continue to assess our liquidity sources and needs in order to take appropriate actions to meet our objectives.

Form 10-K	56

Part II
Our future contractual payments as of December 31, 2025 are summarized in the table below:

	Note Reference	Payments Due by Year
in millions		2026	2027-2030	Thereafter	Total

Contractual Obligations
Bank line of credit
Principal payments	Note 6	$0.0	$0.0	$0.0	$0.0
Interest payments and fees [1]	Note 6	1.9	5.2	0.0	7.1
Commercial paper
Principal payments	Note 6	0.0	0.0	0.0	0.0
Interest payments	Note 6	0.0	0.0	0.0	0.0
Term debt
Principal payments	Note 6	0.4	1,650.0	2,790.2	4,440.6
Interest payments	Note 6	218.5	772.2	2,199.0	3,189.7
Operating leases [2]	Note 7	70.8	200.1	236.5	507.4
Finance leases [2]	Note 7	6.4	6.4	0.1	12.9
Mineral royalties	Note 12	29.6	81.5	149.0	260.1
Unconditional purchase obligations
Capital	Note 12	30.7	0.0	0.0	30.7
Noncapital [3]	Note 12	40.2	93.0	5.0	138.2
Benefit plans [4]	Note 10	12.0	44.6	39.5	96.1
Total contractual obligations [5]		$410.5	$2,853.0	$5,419.3	$8,682.8
1.Includes fees for unused borrowing capacity and fees for standby letters of credit. The figures for all years assume that the amount of unused borrowing capacity and the amount of standby letters of credit do not change from December 31, 2025.
2.Excludes lease renewal options which are included in the table labeled Maturity of Lease Liabilities in Note 7 “Leases” in Item 8 “Financial Statements and Supplementary Data.”
3.Noncapital unconditional purchase obligations relate primarily to transportation and electricity contracts.
4.Payments in “Thereafter” column for benefit plans are for the years 2031-2035. The future contributions are based on current economic conditions and may vary based on future interest rates, asset performance, participant longevity and other plan experience.
5.Excludes discounted asset retirement obligations in the amount of $456.5 million at December 31, 2025, the majority of which have an estimated settlement date beyond 2030 (see Note 17 “Asset Retirement Obligations” in Item 8 “Financial Statements and Supplementary Data”).
During 2026, we expect to spend between $750 million and $800 million on capital expenditures, including growth projects.
As of December 31, 2025, we were contingently liable for $1,059.8 million within 444 surety bonds underwritten by various surety companies. These bonds guarantee our performance and are required primarily by states and municipalities and their related agencies. The top five in amount totaled $265.0 million (25%) and were for certain construction contracts and reclamation obligations. We have agreed to indemnify the underwriting companies against any exposure under the surety bonds. No material claims have been made against our surety bonds.
We have no material off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

57	Form 10-K

Part II
CASH
Included in our December 31, 2025 cash and cash equivalents and restricted cash balances of $189.4 million is $6.1 million of restricted cash (see Note 1 “Summary of Significant Accounting Policies” in Item 8 “Financial Statements and Supplementary Data” under the caption "Restricted Cash").
Cash From Operating Activities
in millions
Net cash provided by operating activities is derived primarily from net earnings before noncash deductions for depreciation, depletion, accretion and amortization.

in millions	2025	2024	2023

Net earnings	$1,078.1	$913.1	$934.9
Depreciation, depletion, accretion and amortization	748.5	632.2	617.0
Loss on impairments	0.0	86.6	28.3
Noncash operating lease expense	54.2	51.4	53.9
Net gain on sale of property, plant & equipment and businesses	(52.4)	(52.3)	(76.4)
Deferred income taxes, net	26.1	(9.4)	(43.3)
Other operating cash flows, net [1]	(41.5)	(212.0)	22.4
Net cash provided by operating activities	$1,813.0	$1,409.6	$1,536.8
1.Primarily reflects changes to working capital balances.
2025 VERSUS 2024 — Net cash provided by operating activities was $1,813.0 million during 2025, a $403.4 million increase compared to 2024. The increase was primarily attributable to changes in working capital balances, higher cash earnings in 2025 ($165.0 million higher net earnings in addition to $116.3 million higher non-cash depreciation, depletion, accretion and amortization), partially offset by an $86.6 million non-cash goodwill impairment charge in 2024.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 43.0 days at December 31, 2025 compared to 45.6 days at December 31, 2024. Our over 90 day receivables balance of $28.7 million at December 31, 2025 was $0.9 million lower than the December 31, 2024 balance of $29.6 million. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Form 10-K	58

Part II
Cash From Investing Activities
in millions

2025 VERSUS 2024 — Net cash used for investing activities was $529.2 million during 2025, a $2,285.7 million decrease compared to 2024. During 2024, we acquired businesses for $2,266.2 million, whereas there were no business acquisitions in 2025. During 2025, we invested $677.7 million in our existing operations (includes changes in accruals for property, plant & equipment), a $74.2 million increase compared to 2024. This $677.7 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities. Additionally, proceeds from the sale of property, plant & equipment and businesses were up $96.6 million in 2025 from the prior year, primarily due to the divestiture of our Texas asphalt and construction paving operations in the fourth quarter of 2025. For additional information on acquisitions and divestitures, see Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data".
Cash From Financing Activities
in millions
2025 VERSUS 2024 — Net cash used for financing activities in 2025 was $1,695.2 million, whereas net cash provided by financing activities in 2024 was $1,056.9 million. The current year includes $400.0 million cash paid to redeem the senior notes due 2025 and $550.0 million to pay down the commercial paper balance, whereas the prior year includes proceeds of $2,000.0 million from the issuance of senior notes and cash paid to redeem the $550.0 million senior notes due 2026 (see Note 6 "Debt" in Item 8 “Financial Statements and Supplementary Data”). Additionally, we returned $698.2 million to shareholders (a $385.0 million increase compared to the prior year due primarily to higher share repurchases) through $259.8 million of dividends ($1.96 per share compared to $1.84 per share) and $438.4 million of common stock repurchases (1,544,441 shares repurchased at $283.82 average price per share compared to 270,142 shares repurchased at $254.71 average price per share).

59	Form 10-K

Part II
DEBT
Certain debt measures as of December 31 are outlined below:

dollars in millions	2025	2024

Debt
Current maturities of long-term debt	$0.4	$400.5
Long-term debt	4,361.7	4,906.9
Total debt	$4,362.1	$5,307.4
Capital
Total debt	$4,362.1	$5,307.4
Total equity	8,548.9	8,142.5
Total capital	$12,911.0	$13,449.9
Total Debt as a Percentage of Total Capital	33.8%	39.5%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%
Commercial paper	3.85%	4.65%
Term debt	5.04%	5.00%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	100.0%	89.8%
Floating-rate debt	0.0%	10.2%
1.Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At December 31, 2025, total debt to Adjusted EBITDA was 1.9 times (1.8 times on a net debt basis reflecting $189.4 million of cash on hand). Our weighted-average debt maturity was 13.7 years, and our total weighted-average effective interest rate was 5.04%.
Line of Credit and Commercial Paper Program
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our unsecured line of credit and contains covenants customary for an unsecured investment-grade facility. As of December 31, 2025, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of December 31, 2025, there were no outstanding commercial paper borrowings.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.” As of December 31, 2025, we were in compliance with the line of credit covenants. The margin for Secured Overnight Financing Rate (SOFR) borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of December 31, 2025, our available borrowing capacity under the line of credit was $1,576.9 million. Utilization of the borrowing capacity was as follows:
•None was borrowed
•$23.1 million was used to support standby letters of credit

Form 10-K	60

Part II
Term Debt
All of our $4,440.6 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of December 31, 2025, we were in compliance with all term debt covenants.
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
For additional information regarding term debt, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”
Debt Payments and Maturities
Scheduled debt payments during 2025 included the aforementioned $400.0 million to redeem the senior notes due in April and $0.5 million in March. Scheduled debt payments during 2024 were $0.5 million in March. As of December 31, 2025, maturities for the next four quarters and for the next five years are as follows (excluding any borrowings on the line of credit and commercial paper):

in millions	2026 Debt Maturities	in millions	Debt Maturities

First Quarter	$0.4	2026	$0.4
Second Quarter	0.0	2027	400.0
Third Quarter	0.0	2028	0.0
Fourth Quarter	0.0	2029	500.0
		2030	750.0
For additional information regarding debt payments and maturities, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data.”
Debt Ratings
Our debt ratings and outlooks as of December 31, 2025 are as follows:

	Short-term	Long-term	Outlook

Fitch	F1	BBB+	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

61	Form 10-K

Part II
EQUITY
The number of our common stock issuances and purchases are as follows:

in millions	2025	2024	2023

Common stock shares at January 1, issued and outstanding	132.1	132.1	132.9
Common stock issued for share-based compensation plans	0.2	0.3	0.2
Common stock purchased and retired	(1.5)	(0.3)	(1.0)
Other	(0.2)	0.0	0.0
Common stock shares at December 31, issued and outstanding	130.6	132.1	132.1
As of December 31, 2025, there were 5,272,677 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) are as follows:

in millions, except average cost	2025	2024	2023

Number of shares purchased and retired	1.5	0.3	1.0
Total purchase price	$438.4	$68.8	$200.0
Average cost per share	$283.82	$254.71	$204.52
There were no shares held in treasury as of December 31, 2025, 2024 and 2023.
Standby Letters of Credit
For a discussion of our standby letters of credit, see Note 6 “Debt” in Item 8 “Financial Statements and Supplementary Data."

Form 10-K	62

Part II
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
1.GOODWILL IMPAIRMENT
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment annually, as of November 1, or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment evaluation is a critical accounting policy because goodwill is material to our total assets (as of December 31, 2025, goodwill represents 23% of total assets), and the evaluation involves the use of significant estimates, assumptions and judgment.
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

63	Form 10-K

Part II
Our Fair Value Assumptions
We base our fair value estimates on market participant assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty and actual results may differ. Changes in key assumptions or management judgment with respect to a reporting unit or its prospects may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or underperformance relative to historical or projected operating results. These conditions could result in a significantly different estimate of the fair value of our reporting units.
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
Results of Our Impairment Tests
The results of our annual impairment tests for 2024 and 2025 indicated that the estimated fair values of all reporting units with goodwill substantially exceeded their carrying values. The results of our annual impairment test for 2023 indicated that the estimated fair value of one of our Concrete segment reporting units exceeded carrying value by less than 5%. During the third quarter of 2024, we determined that a triggering event had occurred with respect to this reporting unit. Based on an interim goodwill impairment test, we determined that the estimated fair value of this reporting unit was less than its carrying value. As a result, we recorded an $86.6 million noncash impairment charge.
For additional information about goodwill, see Note 18 “Goodwill and Intangible Assets” and Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data.”
2.IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL
We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. The impairment evaluation is a critical accounting policy because long-lived assets are material to our total assets (as of December 31, 2025, net property, plant & equipment represents 49% of total assets while net other intangible assets represents 9% of total assets), and the evaluation involves the use of significant estimates, assumptions and judgment. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we perform a fair value analysis and recognize a loss equal to the amount by which the carrying value exceeds the fair value.
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
During 2024 and 2025, we recorded no significant losses on impairment of long-lived assets. During the third quarter of 2023, we recognized a long-lived asset impairment loss of $28.3 million for assets classified as held for sale. Refer to Note 19 “Acquisitions and Divestitures” in Item 8 “Financial Statements and Supplementary Data” for further information.
We maintain certain long-lived assets that are not currently being used in our operations. These assets totaled $533.6 million at December 31, 2025, representing a 12% decrease from December 31, 2024. Of the total $533.6 million, approximately 30% relates to real estate held for future development and expansion of our operations. In addition, approximately 20% is comprised of real estate (principally former mining sites) pending development as commercial or residential real estate, reservoirs or landfills. The remaining 50% is composed of aggregates, asphalt and concrete operating assets idled temporarily. We evaluate the useful lives and recoverability of these assets when events or changes in circumstances indicate that carrying amounts may not be recoverable.
For additional information about long-lived assets and intangible assets, see Note 4 “Property, Plant & Equipment” and Note 18 “Goodwill and Intangible Assets” in Item 8 “Financial Statements and Supplementary Data.”

Form 10-K	64

Part II
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
Level 2 fair values are typically used to value acquired machinery and equipment (certain large-scale plants may be valued using Level 3 inputs), land, buildings, and assumed liabilities for asset retirement obligations, environmental remediation and compliance obligations. Additionally, Level 2 fair values are typically used to value assumed contracts at other-than-market rates.
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
Other identifiable intangible assets may include, but are not limited to, patents, trade names and trademarks. The fair values of these assets are typically determined by an excess earnings method, a replacement cost method or a market approach.
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

65	Form 10-K

Part II
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
•Discount Rates — We use a high-quality bond full yield curve approach (specific spot rates for each annual expected cash flow) to establish the discount rates at each measurement date.
•Expected Return on Plan Assets — Our expected return on plan assets is a long-term view based on our current asset allocation and a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary.
•Rate of Increase in the Per Capita Cost of Covered Healthcare Benefits — We project the expected increases in the cost of covered healthcare benefits.
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
Changes to the assumptions listed above would have an impact on the PBO and the annual net benefit cost. The following table reflects the favorable and unfavorable outcomes associated with a change in certain assumptions:

	(Favorable) Unfavorable
	0.5 Percentage Point Increase		0.5 Percentage Point Decrease
in millions	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual Benefit Cost	Inc (Dec) in Benefit Obligation	Inc (Dec) in Annual Benefit Cost

Actuarial Assumptions
Discount rates
Pension	$(28.4)	$0.4	$30.8	$(0.4)
Other postretirement benefits	(1.2)	(0.1)	1.3	0.1
Expected return on plan assets	not applicable	(3.0)	not applicable	3.0
As of the December 31, 2025 measurement date, the fair value of our pension plan assets increased from $607.1 million for the prior year-end to $625.8 million primarily due to stronger than expected asset performance and employer funding of the plans.
The discount rate is the weighted-average of the spot rates for each cash flow on the yield curve for high-quality bonds as of the measurement date. As of the December 31, 2025 measurement date, the PBO of our pension plans increased from $640.8 million to $658.4 million. This increase was primarily due to the decrease in discount rates for the plans and updates to the demographic assumptions, including mortality tables. The PBO of our postretirement plans decreased from $42.2 million to $39.2 million. This decrease was primarily due to favorable claims experience and demographic assumption updates to better reflect anticipated experience for the plans.
During 2026, we expect to recognize net pension expense of $5.0 million and net postretirement expense of $3.7 million compared to expense of $8.5 million and expense of $5.0 million, respectively, in 2025. The expected decrease in pension expense is primarily due to stronger than expected asset performance in 2025 and lower discount rates. The expected decrease in postretirement expense is primarily due to favorable claims experience and demographic assumption updates to better reflect anticipated experience for the plans.
We anticipate that contributions totaling approximately $3.9 million to the funded pension plans will be required during 2026, and we do not anticipate making a discretionary contribution. We currently do not anticipate that the funded status of any of our plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration.
For additional information about pension and other postretirement benefits, see Note 10 “Benefit Plans” in Item 8 “Financial Statements and Supplementary Data.”

Form 10-K	66

Part II
5.ENVIRONMENTAL COMPLIANCE COSTS
Our environmental compliance costs include the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. Our accounting policy for environmental compliance costs is a critical accounting policy because it involves the use of significant estimates and assumptions and requires considerable management judgment.
To account for environmental costs, we:
•expense or capitalize environmental costs consistent with our capitalization policy
•expense costs for an existing condition caused by past operations that do not contribute to future revenues
•accrue costs for environmental assessment and remediation efforts when we determine that a liability is probable and we can reasonably estimate the cost
At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of various factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur, but generally liabilities are recognized no later than completion of the remedial feasibility study. When we can estimate a range of probable loss, we accrue the most likely amount. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2025, the difference between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3.5 million; this amount does not represent our maximum exposure to loss for all environmental remediation obligations as it excludes those sites for which a range of loss cannot be reasonably estimated at this time. Our environmental remediation obligations are recorded on an undiscounted basis.
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

67	Form 10-K

Part II
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
Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years before 2022. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.
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

Form 10-K	68

Part II

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
At December 31, 2025, the estimated fair value of our long-term debt including current maturities was $4,333.7 million compared to a face value of $4,440.6 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $386.7 million.
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

69	Form 10-K

Part II

Item 8
Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Vulcan Materials Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vulcan Materials Company and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Form 10-K	70

Part II
The groundwater treatment system for the Hewitt Landfill on-site remediation is fully operational and the anticipated costs have been fully accrued for based on facts and circumstances known to the Company at this time. The Company has disclosed facts and circumstances that led to the accrual and the inherent uncertainty that exists in the timing and recognition of potential incremental responsibility or share of costs for the Hewitt Landfill on-site remediation or the NHOU, including the demand presented by LADWP subsequent to year end. At this time, the Company cannot reasonably estimate a range of loss pertaining to LADWP’s potential contribution claim. Due to these uncertainties, future amounts recorded related to the ultimate resolution of claims and assessments could cause actual losses to differ materially from accrued costs.
We identified the Hewitt Landfill and NHOU (collectively the “Hewitt Landfill Environmental Matter” or “the Matter”) as a critical audit matter because evaluating management’s assertion that they are unable to reasonably estimate a range of loss pertaining to LADWP’s potential contribution claim or potential work completed at the direction of the EPA and the extent and sufficiency of related disclosures is subjective in nature and as such requires an increased extent of effort, involves especially subjective auditing judgments, and requires the involvement of our environmental specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty in the timing, recognition and disclosure of the Company’s responsibility and potential share of remediation costs, specifically as they relate to the Hewitt Landfill Environmental Matter include the following, among others:
•We tested the operating effectiveness of controls over the identification and evaluation of information available to assess potential responsibility or share of remediation costs for the Hewitt Landfill Environmental Matter, as well as controls over the adequacy of the related financial statement footnote disclosures.
•With the assistance of our environmental specialists, we evaluated the accuracy and completeness of management’s recorded liabilities for the Hewitt Landfill Environmental Matter by:
•Independently obtaining and reading correspondence from the EPA, RWQCB and LADWP regarding the Hewitt Landfill Environmental Matter.
•Evaluating the environmental obligation recognition benchmarks against the recognized loss accruals and management’s ability to reasonably estimate further losses.
•Performing a search of environmental records in the public domain from independently and nationally recognized resources.
•We obtained letters from internal and external counsel as to the Matter’s status, probability of an unfavorable outcome, and the amount or range of potential loss should the outcome be unfavorable.
•We read and compared the Company’s footnote disclosure to evidential matter obtained during the audit.
/s/ DELOITTE & TOUCHE LLP
Birmingham, Alabama
February 19, 2026
We have served as the Company’s auditor since 1956.

71	Form 10-K

Part II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Consolidated Statements Of Comprehensive Income

	For the Years Ended December 31
in millions, except per share data	2025	2024	2023

Total revenues	$7,941.1	$7,417.7	$7,781.9
Cost of revenues	(5,766.5)	(5,418.1)	(5,833.4)
Gross profit	2,174.6	1,999.6	1,948.5
Selling, administrative and general expenses	(564.1)	(531.1)	(542.8)
Gain on sale of property, plant & equipment and businesses	52.4	52.3	76.4
Loss on impairments	0.0	(86.6)	(28.3)
Other operating expense, net	(43.3)	(69.7)	(26.4)
Operating earnings	1,619.6	1,364.5	1,427.4
Other nonoperating expense, net	(3.2)	(22.1)	(2.7)
Interest income	13.4	20.9	16.5
Interest expense	(239.7)	(191.2)	(196.1)
Earnings from continuing operations before income taxes	1,390.1	1,172.1	1,245.1
Income tax (expense) benefit
Current	(281.6)	(261.3)	(343.6)
Deferred	(25.9)	9.9	44.2
Total income tax expense	(307.5)	(251.4)	(299.4)
Earnings from continuing operations	1,082.6	920.7	945.7
Loss on discontinued operations, net of tax	(4.5)	(7.6)	(10.8)
Net earnings	1,078.1	913.1	934.9
Earnings attributable to noncontrolling interest	(1.4)	(1.2)	(1.7)
Net earnings attributable to Vulcan	$1,076.7	$911.9	$933.2
Other comprehensive income (loss), net of tax
Amortization of accumulated cash flow hedge losses	1.7	1.7	1.6
Adjustment for funded status of benefit plans	(3.9)	9.7	4.2
Amortization of accumulated benefit plan costs	4.0	5.0	5.1
Other comprehensive income	1.8	16.4	10.9
Comprehensive income	1,079.9	929.5	945.8
Comprehensive earnings attributable to noncontrolling interest	(1.4)	(1.2)	(1.7)
Comprehensive income attributable to Vulcan	$1,078.5	$928.3	$944.1
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$8.19	$6.95	$7.10
Discontinued operations	(0.03)	(0.06)	(0.08)
Net earnings	$8.16	$6.89	$7.02
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$8.15	$6.91	$7.06
Discontinued operations	(0.04)	(0.06)	(0.08)
Net earnings	$8.11	$6.85	$6.98
Weighted-average common shares outstanding
Basic	132.0	132.3	133.0
Assuming dilution	132.7	133.1	133.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Form 10-K	72

Part II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets

	As of December 31
in millions	2025	2024

Assets
Cash and cash equivalents	$183.3	$559.7
Restricted cash	6.1	41.1
Accounts and notes receivable, net	887.7	892.3
Inventories	680.5	681.8
Other current assets	101.8	90.8
Assets held for sale	708.5	0.0
Total current assets	2,567.9	2,265.7
Investments and long-term receivables	33.7	31.3
Property, plant & equipment, net	8,148.6	8,461.5
Operating lease right-of-use assets, net	521.5	526.4
Goodwill	3,780.9	3,788.1
Other intangible assets, net	1,489.0	1,883.0
Other noncurrent assets	158.8	148.8
Total assets	$16,700.4	$17,104.8
Liabilities
Current maturities of long-term debt	0.4	400.5
Trade payables and accruals	438.5	407.0
Accrued salaries, wages and management incentives	130.7	124.0
Accrued interest	24.4	31.4
Other current liabilities	332.8	276.2
Liabilities held for sale	29.3	0.0
Total current liabilities	956.1	1,239.1
Long-term debt	4,361.7	4,906.9
Deferred income taxes, net	1,358.3	1,336.5
Pension and other postretirement benefits	64.2	75.2
Asset retirement obligations	456.5	427.4
Deferred revenue	130.6	137.8
Noncurrent operating lease liabilities	522.6	521.4
Other noncurrent liabilities	301.5	318.0
Total liabilities	$8,151.5	$8,962.3
Other commitments and contingencies (Note 12)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 130.6 and 132.1 shares, respectively	130.6	132.1
Capital in excess of par value	2,930.0	2,900.1
Retained earnings	5,590.1	5,213.8
Accumulated other comprehensive loss	(125.6)	(127.4)
Total shareholders' equity	8,525.1	8,118.6
Noncontrolling interest	23.8	23.9
Total equity	8,548.9	8,142.5
Total liabilities and equity	$16,700.4	$17,104.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

73	Form 10-K

Part II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31
in millions	2025	2024	2023

Operating Activities
Net earnings	$1,078.1	$913.1	$934.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	748.5	632.2	617.0
Noncash operating lease expense	54.2	51.4	53.9
Net gain on sale of property, plant & equipment and businesses	(52.4)	(52.3)	(76.4)
Loss on impairments	0.0	86.6	28.3
Contributions to pension plans	(14.6)	(8.7)	(7.4)
Share-based compensation expense	63.1	53.4	63.2
Deferred income taxes, net	26.1	(9.4)	(43.3)
(Increase) decrease in assets excluding the initial effects of business acquisitions and dispositions
Accounts and notes receivable	3.8	63.2	28.2
Inventories	(15.5)	(27.4)	(54.6)
Other assets	(51.7)	(93.0)	27.8
Increase (decrease) in liabilities excluding the initial effects of business acquisitions and dispositions
Accrued interest and income taxes	(7.3)	(6.8)	18.8
Trade payables and other accruals	75.7	(193.0)	(25.1)
Other noncurrent liabilities	(103.7)	(20.4)	(42.4)
Other, net	8.7	20.7	13.9
Net cash provided by operating activities	$1,813.0	$1,409.6	$1,536.8
Investing Activities
Purchases of property, plant & equipment	(677.7)	(603.5)	(872.6)
Proceeds from sale of property, plant & equipment	24.1	54.7	94.6
Proceeds from sale of businesses	127.4	0.2	613.6
Payment for businesses acquired, net of acquired cash and adjustments	(13.5)	(2,266.2)	0.9
Other, net	10.5	(0.1)	0.0
Net cash used for investing activities	$(529.2)	$(2,814.9)	$(163.5)
Financing Activities
Proceeds from short-term debt	0.0	8.0	166.1
Payment of short-term debt	(550.0)	(8.0)	(266.1)
Payment of current maturities and long-term debt	(400.5)	(550.5)	(550.5)
Proceeds from issuance of long-term debt	0.0	2,000.0	550.0
Debt issuance and exchange costs	0.0	(31.6)	(3.4)
Payment of finance leases	(10.9)	(13.0)	(30.8)
Purchases of common stock	(438.4)	(68.8)	(200.0)
Dividends paid	(259.8)	(244.4)	(228.4)
Share-based compensation, shares withheld for taxes	(34.0)	(33.0)	(21.9)
Distribution to noncontrolling interest	(1.5)	(1.8)	(0.8)
Other, net	(0.1)	0.0	0.2
Net cash provided by (used for) financing activities	$(1,695.2)	$1,056.9	$(585.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	(411.4)	(348.4)	787.7
Cash and cash equivalents and restricted cash at beginning of year	600.8	949.2	161.5
Cash and cash equivalents and restricted cash at end of year	$189.4	$600.8	$949.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Form 10-K	74

Part II
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Consolidated Statements of Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- controlling Interest	Total

in millions	Shares	Amount

Balances at December 31, 2022	132.9	$132.9	$2,839.0	$4,111.4	$(154.7)	$6,928.6	$23.6	$6,952.2
Net earnings	0.0	0.0	0.0	933.2	0.0	933.2	1.7	934.9
Share-based compensation plans, net of shares withheld for taxes	0.2	0.2	(22.0)	0.0	0.0	(21.8)	0.0	(21.8)
Purchase and retirement of common stock	(1.0)	(1.0)	0.0	(201.5)	0.0	(202.5)	0.0	(202.5)
Share-based compensation expense	0.0	0.0	63.2	0.0	0.0	63.2	0.0	63.2
Cash dividends on common stock	0.0	0.0	0.0	(228.4)	0.0	(228.4)	0.0	(228.4)
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	10.9	10.9	0.0	10.9
Distribution to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	(0.8)	(0.8)
Other	0.0	0.0	(0.1)	0.3	0.0	0.2	0.0	0.2
Balances at December 31, 2023	132.1	$132.1	$2,880.1	$4,615.0	$(143.8)	$7,483.4	$24.5	$7,507.9
Net earnings	0.0	0.0	0.0	911.9	0.0	911.9	1.2	913.1
Share-based compensation plans, net of shares withheld for taxes	0.3	0.3	(33.5)	0.0	0.0	(33.2)	0.0	(33.2)
Purchase and retirement of common stock	(0.3)	(0.3)	0.0	(68.8)	0.0	(69.1)	0.0	(69.1)
Share-based compensation expense	0.0	0.0	53.4	0.0	0.0	53.4	0.0	53.4
Cash dividends on common stock	0.0	0.0	0.0	(244.4)	0.0	(244.4)	0.0	(244.4)
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	16.4	16.4	0.0	16.4
Distribution to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	(1.8)	(1.8)
Other	0.0	0.0	0.1	0.1	0.0	0.2	0.0	0.2
Balances at December 31, 2024	132.1	$132.1	$2,900.1	$5,213.8	$(127.4)	$8,118.6	$23.9	$8,142.5
Net earnings	0.0	0.0	0.0	1,076.7	0.0	1,076.7	1.4	1,078.1
Share-based compensation plans, net of shares withheld for taxes	0.2	0.2	(33.2)	0.0	0.0	(33.0)	0.0	(33.0)
Purchase and retirement of common stock	(1.5)	(1.5)	0.0	(440.6)	0.0	(442.1)	0.0	(442.1)
Share-based compensation expense	0.0	0.0	63.1	0.0	0.0	63.1	0.0	63.1
Cash dividends on common stock	0.0	0.0	0.0	(259.8)	0.0	(259.8)	0.0	(259.8)
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	1.8	1.8	0.0	1.8
Distribution to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	(1.5)	(1.5)
Other	(0.2)	(0.2)	0.0	0.0	0.0	(0.2)	0.0	(0.2)
Balances at December 31, 2025	130.6	$130.6	$2,930.0	$5,590.1	$(125.6)	$8,525.1	$23.8	$8,548.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

75	Form 10-K

Part II
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
We operate primarily in the United States, and our principal product — aggregates — is used in most types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. We serve aggregates markets in twenty-three states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; and previously Puerto Cortés, Honduras and Quintana Roo, Mexico (see Note 12, NAFTA Arbitration). Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell aggregates-intensive asphalt mix and/or ready-mixed concrete products in our Alabama, Arizona, California, Maryland, New Mexico, Tennessee, Texas, Virginia, U.S. Virgin Islands and Washington D.C. markets.
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
Discontinued Operations
In 2005, we sold substantially all the assets of our Chemicals business to Basic Chemicals, a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

in millions	2025	2024	2023

Pretax loss	$(6.1)	$(10.2)	$(14.7)
Income tax benefit	1.6	2.6	3.9
Loss on discontinued operations, net of tax	$(4.5)	$(7.6)	$(10.8)
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

Form 10-K	76

Part II
Use of Estimates in the Preparation of Financial Statements
The preparation of these financial statements in conformity with accounting principles generally accepted (GAAP) in the United States of America requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates. The most significant estimates included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes. Events that relate to conditions arising after December 31, 2025 will be reflected in management’s estimates for future periods.
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

77	Form 10-K

Part II
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
Allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Allowances for credit losses were $10.5 million and $13.2 million at December 31, 2025 and 2024, respectively. Bad debt expense (included in selling, administrative and general expense) for the years ended December 31, 2025, 2024 and 2023 was $1.7 million, $3.7 million and $2.1 million, respectively.
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
Prepaid Software as a Service
Software as a service (SaaS) implementation costs of $15.0 million and $19.4 million were recognized as prepaid assets for the years ended December 31, 2025 and 2024, respectively. Prepaid SaaS assets (reflected in Other noncurrent assets) totaled $29.6 million and $17.7 million at December 31, 2025 and 2024, respectively. Service expense related to prepaid SaaS implementation costs (recognized on a straight-line basis over 7 years) was $3.1 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively (there were no prepaid SaaS assets or related service expense in 2023).
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

Form 10-K	78

Part II
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
Depreciation, depletion, accretion and amortization expense for the years ended December 31 is outlined below:

in millions	2025	2024	2023

Depreciation	$544.6	$464.6	$441.1
Depletion	86.1	59.5	61.1
Accretion	20.7	14.7	13.9
Depreciation of finance leases	8.0	9.5	12.8
Amortization of intangibles	89.0	83.9	88.1
Total depreciation, depletion, accretion and amortization	$748.5	$632.2	$617.0

79	Form 10-K

Part II
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets at December 31 subject to fair value measurement on a recurring basis are summarized below:

in millions	2025	2024

Level 1 Fair Value
Rabbi Trust
Mutual funds	$42.6	$31.1
Total	$42.6	$31.1
Level 2 Fair Value
Rabbi Trust
Money market mutual fund	2.1	0.3
Total	$2.1	$0.3
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
Net gains (losses) of the Rabbi Trusts’ investments were $3.4 million, $(0.4) million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The portions of the net gains (losses) related to investments still held by the Rabbi Trusts at December 31, 2025, 2024 and 2023 were $0.8 million, $(0.6) million and $3.1 million, respectively.
The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Note 5 and Note 6, respectively.

Form 10-K	80

Part II
During the third quarter of 2023, net assets held for sale (our concrete operations in Texas) with a carrying value of $513.3 million were written down to their estimated fair value (less cost to sell) of $485.0 million, resulting in an impairment loss of $28.3 million; these net assets were subsequently sold during the fourth quarter of 2023 resulting in additional loss on sale of $13.8 million. The estimated fair value (Level 1 fair value measurement) was determined based on the expected proceeds from the probable sale of the disposal group. See Note 19 for additional discussion of the disposal of the net assets.
Goodwill Impairment
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than its carrying amount. As of December 31, 2025, goodwill totaled $3,780.9 million as compared to $3,788.1 million at December 31, 2024. Goodwill represents 23% of total assets at December 31, 2025 and 22% at December 31, 2024.
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
There were no charges for goodwill impairment in the years ended December 31, 2025 or December 31, 2023. During the third quarter of 2024, we determined that a triggering event occurred with respect to one of our Concrete segment reporting units. Based on an interim goodwill impairment test, we determined that the estimated fair value of this reporting unit was less than its carrying value. As a result, we recorded an $86.6 million noncash impairment charge.
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

81	Form 10-K

Part II
As of December 31, 2025, net property, plant & equipment represents 49% of total assets while net other intangible assets represents 9% of total assets. During 2025 and 2024, we recorded no significant losses on impairment of long-lived assets. As previously noted, during the third quarter of 2023, we recorded a $28.3 million loss on impairment of long-lived assets classified as held for sale which were subsequently sold during the fourth quarter of 2023 (see Note 19 for further information).
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
Stripping costs incurred during the production phase are considered costs of extracted minerals under our inventory costing system, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. The production stage is deemed to begin when the activities, including removal of overburden and waste material that may contain incidental saleable material, required to access the saleable product are complete. Stripping costs considered as production costs and included in the costs of inventory produced were $124.6 million, $132.1 million and $135.8 million in 2025, 2024 and 2023, respectively.
Conversely, stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from our inventory cost. Pre-production stripping costs are capitalized and reported within Other noncurrent assets in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are expensed over the productive life of the mine using the unit-of-sales method. Pre-production stripping costs included in other noncurrent assets were $137.9 million and $104.8 million (net of accumulated amortization of $11.3 million and $9.8 million) as of December 31, 2025 and 2024, respectively.
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

Form 10-K	82

Part II
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
The carrying value of these obligations was $456.5 million and $427.4 million as of December 31, 2025 and 2024, respectively. For additional information about reclamation obligations (referred to in our financial statements as asset retirement obligations), see Note 17.
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
When we can estimate a range of probable loss, we accrue the most likely amount. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. As of December 31, 2025, the spread between the amount accrued and the maximum loss in the range for all sites for which a range can be reasonably estimated was $3.5 million; this amount does not represent our maximum exposure to loss for all environmental remediation obligations as it excludes those sites for which a range of loss cannot be reasonably estimated at this time. Accrual amounts may be based on technical cost estimations or the professional judgment of experienced environmental managers. Our Safety, Health and Environmental Affairs Management Committee routinely reviews cost estimates and key assumptions in response to new information, such as the kinds and quantities of hazardous substances, available technologies and changes to the parties participating in the remediation efforts. However, a number of factors, including adverse agency rulings and encountering unanticipated conditions as remediation efforts progress, may cause actual results to differ materially from accrued costs.
For additional information about environmental compliance costs, see Note 8.

83	Form 10-K

Part II
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

dollars in millions	2025	2024

Self-insurance Program
Self-insured liabilities (undiscounted)	$147.7	$138.2
Insured liabilities (undiscounted)	3.9	2.3
Discount rate	3.62%	4.22%
Amounts Recognized in Consolidated Balance Sheets
Investments and long-term receivables	3.9	2.3
Other current liabilities	(51.7)	(47.3)
Other noncurrent liabilities	(89.7)	(74.6)
Net insurance liabilities (discounted)	$(137.5)	$(119.6)
Estimated payments (undiscounted and excluding the impact of related receivables) under our self-insurance program for the five years subsequent to December 31, 2025 are as follows:

in millions

Estimated Payments under Self-insurance Program
2026	$55.7
2027	28.4
2028	18.2
2029	11.0
2030	6.1
Significant judgment is used in determining the timing and amount of the accruals for probable losses, and the actual liability could differ materially from the accrued amounts.
For additional information about claims and litigation, see Note 12 under the caption "Litigation and Environmental Matters."

Form 10-K	84

Part II
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
A summary of the estimated future compensation cost (unrecognized compensation expense) as of December 31, 2025 related to share-based awards granted to employees under our long-term incentive plans is presented below:

dollars in millions	Unrecognized Compensation Expense	Expected Weighted-Average Recognition (Years)

Stock-Only Stock Appreciation Rights (SOSARs)	$2.2	1.4
Performance shares	19.5	1.7
Restricted shares	16.2	1.8
Total/weighted-average	$37.9	1.7
Pretax compensation expense related to our employee share-based compensation awards and related income tax benefits for the years ended December 31 are summarized below:

in millions	2025	2024	2023

Pretax compensation expense	$60.2	$50.6	$60.6
Income tax benefits	7.0	7.7	9.1
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
•Discount Rates — We use a high-quality bond full yield curve approach (specific spot rates for each annual expected cash flow) to establish the discount rates at each measurement date.
•Expected Return on Plan Assets — Our expected return on plan assets is a long-term view based on our current asset allocation and a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary.
•Rate of Increase in the Per Capita Cost of Covered Healthcare Benefits — We project the expected increases in the cost of covered healthcare benefits.
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

85	Form 10-K

Part II
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
Generally, we are not subject to significant changes in income taxes by any taxing jurisdiction for the years before 2022. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is appropriate.
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
For additional information about comprehensive income, see Note 14.

Form 10-K	86

Part II
Earnings Per Share (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

in millions	2025	2024	2023

Weighted-average common shares outstanding	132.0	132.3	133.0
Dilutive effect of
SOSARs	0.1	0.2	0.2
Other stock compensation awards	0.6	0.6	0.5
Weighted-average common shares outstanding, assuming dilution	132.7	133.1	133.7
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price for the years ended December 31 is as follows:

in millions	2025	2024	2023

Antidilutive common stock equivalents	0.0	0.0	0.0
Reclassifications
Capitalized quarry development costs of $168.3 million at December 31, 2024 were reclassified from Other noncurrent assets to Other intangible assets, net in our Consolidated Balance Sheet to conform to our current presentation.
NEW ACCOUNTING STANDARDS
Accounting Standards Recently Adopted
During the fourth quarter of 2025, we adopted Accounting Standards Update (ASU) 2023-09, “Income Taxes – Improvements to Income Tax Disclosures,” which resulted in disclosure of specific categories and disaggregation of information in the rate reconciliation table and expanded disclosures related to income taxes paid. We have applied this standard retrospectively to all periods presented (see Note 9).
Accounting Standards Pending Adoption
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires disaggregated disclosure of prescribed expense categories within relevant income statement captions. The new standard is effective for fiscal years beginning after December 15, 2026 and is to be applied prospectively. We are assessing the effect of this ASU on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which clarifies and modernizes the accounting for costs related to internal-use software. The standard removes software development project stages and requires companies to capitalize costs when both 1) management authorizes or commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard is effective for fiscal years beginning after December 15, 2027 and can be applied using either a prospective, modified or retrospective transition approach. We are assessing the effect of this ASU on our consolidated financial statements and related disclosures.

87	Form 10-K

Part II
NOTE 2: REVENUES
Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were as follows: 2025 — $313.7 million (4.0% of total revenues), 2024 — $275.7 million (3.7% of total revenues) and 2023 — $239.6 million (3.1% of total revenues).
Our segment total revenues by geographic market for the years ended December 31, 2025, 2024 and 2023 are disaggregated as follows:

	For the Year Ended December 31, 2025
in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$1,916.1	$210.6	$326.0	$2,452.7
Gulf Coast revenues	3,379.8	299.4	8.5	3,687.7
West revenues	1,001.3	784.4	512.1	2,297.8
Segment sales	$6,297.2	$1,294.4	$846.6	$8,438.2
Intersegment sales	(497.1)	0.0	0.0	(497.1)
Total revenues [1]	$5,800.1	$1,294.4	$846.6	$7,941.1

	For the Year Ended December 31, 2024
in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$1,758.6	$200.0	$338.3	$2,296.9
Gulf Coast revenues	3,242.9	277.4	8.8	3,529.1
West revenues	948.1	768.2	306.4	2,022.7
Segment sales	$5,949.6	$1,245.6	$653.5	$7,848.7
Intersegment sales	(431.0)	0.0	0.0	(431.0)
Total revenues [1]	$5,518.6	$1,245.6	$653.5	$7,417.7

	For the Year Ended December 31, 2023
in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$1,665.2	$201.4	$363.0	$2,229.6
Gulf Coast revenues	3,333.8	231.6	539.8	4,105.2
West revenues	919.9	707.7	346.5	1,974.1
Segment sales	$5,918.9	$1,140.7	$1,249.3	$8,308.9
Intersegment sales	(527.0)	0.0	0.0	(527.0)
Total revenues [1]	$5,391.9	$1,140.7	$1,249.3	$7,781.9
1.The geographic markets are defined by states/countries as follows:
East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia, and Washington D.C.
Gulf Coast market — Alabama, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, U.S. Virgin Islands, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)
West market — Arizona, California, Hawaii, New Mexico and British Columbia (Canada)

Form 10-K	88

Part II
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
Freight & delivery revenues are as follows:

in millions	2025	2024	2023

Total revenues	$7,941.1	$7,417.7	$7,781.9
Freight & delivery revenues [1]	(1,008.3)	(988.2)	(1,003.4)
Total revenues excluding freight & delivery	$6,932.8	$6,429.5	$6,778.5
1.Includes freight & delivery to remote distribution sites.
Construction Paving Service Revenues
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at December 31, 2025, 2024 and 2023 were $189.1 million, $159.0 million and $137.0 million, respectively. The remaining period to complete the obligations at December 31, 2025 ranged from 1 month to 31 months.
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
Volumetric Production Payment Deferred Revenues
In 2013 and 2012, we sold a percentage interest in certain future aggregates production for net cash proceeds of $226.9 million. These transactions, structured as volumetric production payments (VPPs):
•relate to eight quarries in Georgia and South Carolina
•provide the purchaser solely with a nonoperating percentage interest in the subject quarries’ future aggregates production
•contain no minimum annual or cumulative guarantees by us for production or sales volume, nor minimum sales price
•are both volume and time limited
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

89	Form 10-K

Part II
Changes in the VPP deferred revenue balances (current and noncurrent) are as follows:

in millions	2025	2024	2023

Deferred revenue balance at beginning of year	$145.3	$152.8	$161.8
Revenue recognized from deferred revenue	(7.2)	(7.5)	(9.0)
Deferred revenue balance at end of year	$138.1	$145.3	$152.8
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income in 2026 (reflected in other current liabilities in our December 31, 2025 Consolidated Balance Sheet).
NOTE 3: INVENTORIES
Inventories at December 31 (which exclude assets classified as held for sale as detailed in Note 19) are as follows:

in millions	2025	2024

Finished products [1]	$557.7	$534.6
Raw materials	36.7	69.7
Products in process	5.4	9.0
Operating supplies and other	80.7	68.5
Total inventories	$680.5	$681.8
1.Includes inventories encumbered by volumetric production payments (see Note 2) of $3.8 million and $3.9 million as of December 31, 2025 and 2024, respectively.
In addition to the inventory balances presented above, as of December 31, 2025 and 2024, we had $22.7 million and $22.8 million, respectively, of inventory classified as long-term assets (other noncurrent assets) as we do not expect to sell the inventory within one year of their respective balance sheet dates.
We use the LIFO method of valuation for most of our inventories as it results in a better matching of costs with revenues. Inventories valued under the LIFO method total $424.8 million and $389.8 million at December 31, 2025 and 2024, respectively. During 2025, 2024 and 2023, inventory reductions resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years as compared to current-year costs. The effect of the LIFO liquidation on our results was as follows:
•2025 — decrease cost of revenues by $4.6 million and increase net earnings by $3.4 million
•2024 — decrease cost of revenues by $5.1 million and increase net earnings by $3.8 million
•2023 — decrease cost of revenues by $3.6 million and increase net earnings by $2.7 million
Estimated current cost exceeded LIFO cost at December 31, 2025 and 2024 by $407.8 million and $370.6 million, respectively. In periods of increasing costs, LIFO generally results in higher cost of revenues than under FIFO. In periods of decreasing costs, the results are generally the opposite. We provide supplemental income disclosures to facilitate comparisons with companies not on LIFO. The supplemental income calculation is derived by tax-affecting the change in the LIFO reserve for the periods presented. If all inventories valued at LIFO cost had been valued under first-in, first-out (FIFO) method, the approximate effect on net earnings would have been an increase of $12.6 million in 2025, an increase of $47.2 million in 2024 and an increase of $27.9 million in 2023.

Form 10-K	90

Part II
NOTE 4: PROPERTY, PLANT & EQUIPMENT
Balances of major classes of assets and allowances for depreciation, depletion and amortization at December 31 (which exclude assets classified as held for sale as detailed in Note 19) are as follows:

in millions	2025	2024

Land and land improvements [1]	$5,887.4	$5,804.8
Buildings	281.0	304.4
Machinery and equipment	7,576.3	7,717.2
Finance leases (see Note 7)	35.3	54.7
Deferred asset retirement costs	226.4	235.6
Construction in progress	498.3	400.1
Total, gross property, plant & equipment	$14,504.7	$14,516.8
Allowances for depreciation, depletion and amortization	(6,356.1)	(6,055.3)
Total, net property, plant & equipment	$8,148.6	$8,461.5
1.Includes depletable land of $4,075.0 million and $4,015.7 million as of December 31, 2025 and 2024, respectively.
Capitalized interest costs with respect to qualifying construction projects and total interest costs incurred before recognition of the capitalized amount for the years ended December 31 are as follows:

in millions	2025	2024	2023

Capitalized interest cost	$7.9	$4.0	$3.7
Total interest cost incurred before recognition of the capitalized amount	247.6	195.2	199.8
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
This amortization was reflected in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31 as follows:

in millions	Income Statement Location	2025	2024	2023

Loss reclassified from AOCI	Interest expense	$(2.4)	$(2.2)	$(2.1)
For the twelve-month period ending December 31, 2026, we estimate that $2.5 million of the $16.0 million net of tax loss in AOCI will be reclassified to interest expense.

91	Form 10-K

Part II
NOTE 6: DEBT
Debt at December 31 is detailed as follows:

in millions	Effective Interest Rates	2025	2024

Bank line of credit expires 2029 [1]		$0.0	$0.0
Commercial paper expires 2029 [1]		0.0	0.0
Total short-term debt		$0.0	$0.0
Commercial paper expires 2029 [1]		$0.0	$550.0
4.50% notes due 2025		0.0	400.0
3.90% notes due 2027	4.00%	400.0	400.0
4.95% notes due 2029	5.17%	500.0	500.0
3.50% notes due 2030	3.94%	750.0	750.0
5.35% notes due 2034	5.48%	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9
5.70% notes due 2054	5.82%	750.0	750.0
Other notes		0.5	1.0
Total long-term debt - face value		$4,440.6	$5,391.1
Unamortized discounts and debt issuance costs		(78.5)	(83.7)
Total long-term debt - book value		$4,362.1	$5,307.4
Current maturities		(0.4)	(400.5)
Total long-term debt - reported value		$4,361.7	$4,906.9
Estimated fair value of long-term debt		$4,333.3	$4,762.6
1.Borrowings on the bank line of credit and commercial paper are classified as long-term if we have the intent and ability to extend payment beyond twelve months.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $5.2 million and $11.4 million of net interest expense for these items for 2025 and 2024, respectively.
Line of Credit and Commercial Paper Program
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our unsecured line of credit and contains covenants customary for an unsecured investment-grade facility. As of December 31, 2025, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of December 31, 2025, there were no outstanding commercial paper borrowings.

Form 10-K	92

Part II
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of December 31, 2025, we were in compliance with the line of credit covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of December 31, 2025, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of December 31, 2025, our available borrowing capacity under the line of credit was $1,576.9 million. Utilization of the borrowing capacity was as follows:
•None was borrowed
•$23.1 million was used to support standby letters of credit
Term Debt
All of our $4,440.6 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of December 31, 2025, we were in compliance with all term debt covenants.
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
The total scheduled (principal and interest) debt payments, excluding the line of credit, for the five years subsequent to December 31, 2025 are as follows:

in millions	Total	Principal	Interest

Scheduled Debt Payments (excluding the line of credit)
2026	$212.3	$0.4	$211.9
2027	604.1	400.0	204.1
2028	196.3	0.0	196.3
2029	696.3	500.0	196.3
2030	908.3	750.0	158.3
Standby Letters of Credit
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Except for $5.2 million of letters of credit related to acquisitions completed in 2024, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of December 31, 2025 are summarized by purpose in the table below:

in millions

Risk management insurance	$9.8
Reclamation/restoration requirements	18.5
Total standby letters of credit	$28.3

93	Form 10-K

Part II
NOTE 7: LEASES
Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).
Lease right-of-use (ROU) assets and liabilities reflected on our December 31 balance sheets (which exclude assets and liabilities classified as held for sale as detailed in Note 19) and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	2025	2024

Assets
Operating lease ROU assets		$674.2	$673.2
Accumulated amortization		(152.7)	(146.8)
Operating leases, net	Operating lease right-of-use assets, net	521.5	526.4
Finance lease ROU assets		35.3	54.7
Accumulated depreciation		(18.6)	(24.3)
Finance leases, net	Property, plant & equipment, net	16.7	30.4
Total lease assets		$538.2	$556.8
Liabilities
Current
Operating	Other current liabilities	$44.5	$49.3
Finance	Other current liabilities	5.8	10.7
Noncurrent
Operating	Noncurrent operating lease liabilities	522.6	521.4
Finance	Other noncurrent liabilities	5.0	9.7
Total lease liabilities		$577.9	$591.1
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		18.9	18.9
Finance leases		2.4	2.2
Weighted-average discount rate
Operating leases		4.8%	4.5%
Finance leases		4.0%	3.2%
Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options by the second half of 2026.

Form 10-K	94

Part II
Our building leases have remaining noncancelable periods of 0 - 19 years and lease terms (including options to extend) of 0 - 25 years. Key factors in determining the certainty of lease renewals include the location of the building, the value of leasehold improvements and the cost to relocate. Rental payments for certain of our building leases are periodically adjusted for inflation, and this variable component is recognized as expense when incurred. Many of our building leases contain common area maintenance charges which we include in the calculation of our lease liability (the lease consideration is not allocated between the lease and non-lease components).
Our aggregates sales yard leases have remaining noncancelable periods of 0 - 23 years and lease terms of 0 - 73 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Certain aggregates sales yard lease agreements include rental payments based on a percentage of sales over contractual levels or the number of shipments received into the sales yard. Variable payments for these sales yards comprise a majority of the overall variable lease cost presented in the table below.
Our concrete and asphalt site leases have remaining noncancelable periods of 0 - 14 years and lease terms of 0 - 73 years. The key factor in determining the certainty of lease renewals is the financial impact of extending the lease, including the reserve life of the sourcing aggregates quarry. Rental payments are generally fixed for our concrete and asphalt sites.
Our rail (car and track) leases have remaining noncancelable periods of 0 - 14 years and lease terms of 1 - 59 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed for our rail leases. The majority of our rail leases contain substitution rights that allow the supplier to replace damaged equipment. Because these rights are generally limited to either replacing railcars or moving our placement on rail track for purposes of repair or maintenance, we do not consider these substitution rights to be substantive and have recorded a lease liability and ROU asset for all leased rail.
Our barge leases have remaining noncancelable periods of 2 - 3 years and lease terms of 9 - 17 years. Key factors in determining the certainty of lease renewals include the market rental rate for comparable assets and, in some cases, the cost incurred to restore the asset. Rental payments are fixed. Like our rail leases, our barge leases contain non-substantive substitution rights that are limited to replacing barges in need of repair or maintenance.
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
The components of lease expense are as follows:

in millions	2025	2024	2023

Finance lease cost
Depreciation of right-of-use assets	$8.0	$9.5	$12.8
Interest on lease liabilities	0.5	0.7	0.9
Operating lease cost	82.0	75.6	77.5
Short-term lease cost [1]	47.5	46.9	50.4
Variable lease cost	19.2	20.6	23.5
Sublease income	(3.1)	(2.8)	(3.4)
Sale and leaseback gain	(4.6)	0.0	0.0
Total lease expense	$149.5	$150.5	$161.7
1.Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).
Cash paid for operating leases was $81.1 million and $73.8 million for 2025 and 2024, respectively. Cash paid for finance leases (principal and interest) was $11.5 million and $13.7 million for 2025 and 2024, respectively.

95	Form 10-K

Part II
Maturity analysis on an undiscounted basis of our lease liabilities (see Note 12 for mineral lease payments) as of December 31, 2025 is as follows:

in millions	Operating Leases	Finance Leases

2026	$70.4	$6.1
2027	65.6	2.8
2028	58.8	1.5
2029	54.6	0.6
2030	51.6	0.2
Thereafter	638.3	0.1
Total minimum lease payments	$939.3	$11.3
Lease payments representing interest	(372.2)	(0.5)
Present value of future minimum lease payments	$567.1	$10.8
Current obligations under leases	(44.5)	(5.8)
Long-term lease obligations	$522.6	$5.0
NOTE 8: ACCRUED ENVIRONMENTAL REMEDIATION COSTS
Our Consolidated Balance Sheets as of December 31 include accrued environmental remediation costs (measured on an undiscounted basis) as follows:

in millions	2025	2024

Continuing operations	$45.7	$47.9
Retained from former Chemicals business	8.4	8.3
Total accrued environmental remediation costs	$54.1	$56.2
The long-term portion of the accruals noted above is included in Other noncurrent liabilities in the accompanying Consolidated Balance Sheets and amounted to $40.9 million and $42.5 million at December 31, 2025 and 2024, respectively. The short-term portion of these accruals is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The accrued environmental remediation costs in continuing operations relate primarily to the former U.S. Concrete, Florida Rock, Tarmac and CalMat facilities acquired in 2021, 2007, 2000 and 1999, respectively. The balances noted above for the former Chemicals business relate to retained environmental remediation costs from the 2005 sale of our Chemicals business to Occidental Chemical Corporation. Refer to Note 12 for additional discussion of contingent environmental matters.
NOTE 9: INCOME TAXES
The components of earnings from continuing operations before income taxes are as follows:

in millions	2025	2024	2023

Earnings from Continuing Operations before Income Taxes
Domestic	$1,409.0	$1,196.1	$1,251.0
Foreign	(18.9)	(24.0)	(5.9)
Total	$1,390.1	$1,172.1	$1,245.1

Form 10-K	96

Part II
Income tax expense (benefit) from continuing operations consists of the following:

in millions	2025	2024	2023

Income Tax Expense (Benefit) from Continuing Operations
Current
Federal	$209.8	$204.7	$274.8
State and local	66.7	51.8	64.0
Foreign	5.1	4.8	4.8
Total	$281.6	$261.3	$343.6
Deferred
Federal	$32.6	$13.6	$(44.1)
State and local	0.7	(20.5)	(4.2)
Foreign	(7.4)	(3.0)	4.1
Total	$25.9	$(9.9)	$(44.2)
Total expense	$307.5	$251.4	$299.4
Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate to earnings from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

dollars in millions	2025		2024		2023

Income tax expense / Federal statutory tax rate	$291.9	21.0%	$246.1	21.0%	$261.5	21.0%
Expense (Benefit) from Income Tax Differences
State & local income taxes, net of federal Income tax effect [1]	$54.4	3.9%	24.7	2.1%	49.0	3.9%
Foreign tax effects	(1.1)	(0.1%)	6.3	0.5%	9.2	0.7%
Effect of cross-border tax laws	0.3	0.0%	1.0	0.1%	1.2	0.1%
Tax credits	(3.6)	(0.3%)	(4.2)	(0.4%)	(1.9)	(0.2%)
Nontaxable or nondeductible items
Tax benefit of depletion	(43.1)	(3.1%)	(39.9)	(3.4%)	(38.9)	(3.1%)
Impairment	0.1	0.0%	16.2	1.4%	16.2	1.3%
Other	10.9	0.8%	3.8	0.3%	5.5	0.5%
Changes in unrecognized tax benefits	(2.3)	(0.1%)	(2.5)	(0.2%)	(2.7)	(0.2%)
Other adjustments	0.0	0.0%	(0.1)	0.0%	0.3	0.0%
Total income tax expense / Effective tax rate	$307.5	22.1%	$251.4	21.4%	$299.4	24.0%
1.The following states comprised the majority (greater than 50%) of the tax effect in this category for the years ending December 31:
•2025: California, Georgia and Virginia
•2024: California, Georgia and Virginia
•2023: California and Georgia

97	Form 10-K

Part II
Income taxes paid (net of refunds received) consists of the following:

in millions	2025	2024	2023

Income taxes paid (net of refunds received)
Federal taxes paid	$226.7	$208.3	$235.8
State taxes paid
California	22.2	17.8	15.9
All other states	40.2	46.7	38.9
Foreign taxes paid	1.6	7.0	1.1
Total	$290.7	$279.8	$291.7
Deferred taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

in millions	2025	2024

Deferred Tax Assets
Operating lease liabilities	$145.9	$140.8
Asset retirement obligations & other reserves	96.7	86.6
State net operating losses	62.8	74.7
Incentive compensation	55.3	52.4
Capitalized research expenditures	0.0	39.7
Foreign net operating losses	35.1	28.9
Employee benefits	23.8	22.2
Other	40.6	52.9
Total gross deferred tax assets	$460.2	$498.2
Valuation allowance	(86.3)	(87.7)
Total net deferred tax asset	$373.9	$410.5
Deferred Tax Liabilities
Property, plant & equipment	$1,177.3	$1,189.1
Goodwill/other intangible assets	315.6	323.2
Operating lease right-of-use assets	134.6	129.8
Other	104.7	104.9
Total deferred tax liabilities	$1,732.2	$1,747.0
Deferred income tax liability, net	$1,358.3	$1,336.5
At December 31, 2025, we have Alabama state NOL carryforward deferred tax assets of $57.6 million, against which we have a valuation allowance of $42.7 million. We expect $8.2 million of the Alabama NOL carryforward to expire in 2025, resulting in additional tax expense of $0.2 million over the previous amount of valuation allowance recorded. Almost all of the remaining Alabama NOL carryforward would expire between 2025 and 2029 if not utilized.

Form 10-K	98

Part II
As discussed in Note 12, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2025, Calica had deferred tax assets (including NOLs) of $37.3 million. As a result of the continued shutdown, we recorded a charge of $9.8 million in 2025 to increase the valuation allowance to $37.3 million. $3.9 million of this charge was recorded as currency translation due to the increase in our deferred tax assets from appreciation of the Mexican peso during the year. The Calica NOL deferred tax asset carryforward of $30.4 million would expire between 2032 and 2035 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our NAFTA claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
In August 2022, the Inflation Reduction Act ("IRA") was signed into law, effective for tax years beginning on or after January 1, 2023. The IRA introduced a corporate alternative minimum tax ("CAMT") of 15% applicable to corporations with adjusted financial statement income in excess of $1 billion, as well as certain climate-related tax provisions. We were not subject to CAMT in 2023, 2024 or 2025.
In July 2025, President Trump signed into law H.R.1 - One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and an increased business interest expense limitation, as well as certain modifications to the international tax framework. Changes in tax rates and laws on deferred tax balances are recognized in the period in which the legislation is enacted. Consequently, we have evaluated our deferred tax balances and incorporated all applicable changes required into our financial statements as a result of the OBBBA for the year ended December 31, 2025. The results include an increase to our deferred tax liability and a reduction to income taxes payable related to the provisions for 100% bonus depreciation and full expensing of domestic research expenditures. No material changes to our effective tax rate resulted from the OBBBA.
We consider the undistributed earnings, if any, related to the investment in our Canadian and Honduran subsidiaries and Canadian investment in its U.S. subsidiary to be indefinitely reinvested. Accordingly, no foreign withholding or other income taxes have been provided thereon. Due to complexities in the tax laws, it is not practicable to estimate the amount of deferred income taxes not recorded that are associated with these earnings. We have not, nor do we currently anticipate in the foreseeable future, the need to repatriate funds (other than for the repayment of intercompany loan obligations) to satisfy domestic liquidity needs arising in the ordinary course of business.
Changes in our liability for unrecognized tax benefits for the years ended December 31 are as follows:

in millions	2025	2024	2023

Unrecognized Tax Benefits
Balance as of January 1	$24.9	$21.0	$18.7
Increases for tax positions related to
Prior years	0.9	0.8	0.3
Current year	4.3	6.7	4.8
Decreases for tax positions related to
Prior years	(0.4)	0.0	(0.3)
Settlements	0.0	(0.3)	(0.2)
Expiration of applicable statute of limitations	(3.8)	(3.3)	(2.3)
Balance as of December 31	$25.9	$24.9	$21.0
We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties recognized as income tax expense were $2.5 million, $1.5 million and $1.5 million in 2025, 2024 and 2023, respectively. The balance of accrued interest and penalties included in our liability for unrecognized tax benefits as of December 31 was $7.3 million, $4.8 million and $3.3 million in 2025, 2024 and 2023, respectively. Our liability for unrecognized tax benefits at December 31 in the table above includes $24.8 million, $23.7 million and $19.8 million in 2025, 2024 and 2023, respectively, that would affect the effective tax rate if recognized.

99	Form 10-K

Part II
We file income tax returns in U.S. federal, various state and foreign jurisdictions and are routinely examined by various taxing authorities. In the first quarter of 2024, we were notified that our Mexican subsidiary, Calica, is under examination by the Mexican Servicio de Adminstración (“SAT”) for tax year 2018, and in the first quarter of 2025, SAT expanded the examination to tax year 2019. In the fourth quarter of 2025, SAT issued Calica an audit findings letter for 2018. Among other claims, SAT asserts that Calica had no right to mine and has denied its cost of goods sold deduction. Calica filed its request and received acceptance for a conclusive agreement (mediation) to address the audit findings. The deadline to settle any audit findings through mediation is December 2026. We have recognized the full tax benefit associated with Calica’s cost of goods sold deduction in Mexico, as we believe it is more likely than not that the position will be sustained based upon the technical merits of the position. Aside from Mexico and a few other exceptions, we are no longer subject to U.S. federal, state or foreign exams by tax authorities for years prior to 2022.
As of December 31, 2025, income tax receivables of $2.7 million and $0.5 million are included in other accounts and notes receivable and other current assets, respectively, in the accompanying Consolidated Balance Sheet. There were similar receivables of $4.7 million and $0.1 million recorded in other accounts and notes receivable and other current assets, respectively, as of December 31, 2024.

Form 10-K	100

Part II
NOTE 10: BENEFIT PLANS
Pension Plans
We sponsor two qualified, noncontributory defined benefit pension plans, the Vulcan Materials Company Pension Plan (VMC Pension Plan) and the CMG Hourly Pension Plan (CMG Pension Plan). The VMC Pension Plan has been closed to new entrants since 2007, and benefit accruals ceased in 2005 for hourly participants and 2013 for salaried participants. The CMG Pension Plan is closed to new entrants other than through one small union, and benefits continue to accrue equal to a flat dollar amount for each year of service. In addition to these qualified plans, we sponsor three unfunded, nonqualified pension plans. The projected benefit obligation (PBO) presented in the table below includes $30.7 million and $32.5 million related to these unfunded, nonqualified pension plans for 2025 and 2024, respectively.
The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in millions	2025	2024

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$640.8	$693.3
Service cost	1.9	2.3
Interest cost	33.3	32.9
Actuarial (gain) loss	27.8	(40.2)
Benefits paid	(45.4)	(47.5)
Projected benefit obligation at end of year	$658.4	$640.8
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$607.1	$647.9
Actual return on plan assets	49.5	(2.0)
Employer contribution	14.6	8.7
Benefits paid	(45.4)	(47.5)
Fair value of assets at end of year	$625.8	$607.1
Funded status	(32.6)	(33.7)
Net amount recognized	$(32.6)	$(33.7)
Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$0.5	$8.1
Current liabilities	(3.8)	(4.1)
Noncurrent liabilities	(29.3)	(37.7)
Net amount recognized	$(32.6)	$(33.7)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$158.1	$153.1
Prior service cost	0.0	0.0
Total amount recognized	$158.1	$153.1
The increase in actuarial loss as of December 31, 2025 was primarily attributable to the decrease in discount rates for the plans and updates to the demographic assumptions, including mortality tables.

101	Form 10-K

Part II
The following table sets forth the pension plans for which their accumulated benefit obligation (ABO) or projected benefit obligation (PBO) exceeds the fair value of their respective plan assets at December 31:

in millions	2025	2024

Pension plans with ABO in excess of plan assets
Accumulated benefit obligation	$184.5	$177.5
Fair value of assets	151.5	135.8
Pension plans with PBO in excess of plan assets
Projected benefit obligation	$184.6	$177.7
Fair value of assets	151.5	135.8
The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income and weighted-average assumptions of the plans for the years ended December 31:

dollars in millions	2025	2024	2023

Components of Net Periodic Pension Benefit Cost
Service cost	$1.9	$2.3	$2.5
Interest cost	33.3	32.9	34.0
Expected return on plan assets	(31.6)	(28.1)	(27.6)
Amortization of prior service cost	0.0	1.0	1.4
Amortization of actuarial loss	4.9	5.1	5.6
Net periodic pension benefit cost	$8.5	$13.2	$15.9
Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$9.9	$(10.2)	$(9.4)
Reclassification of prior service cost	0.0	(1.0)	(1.4)
Reclassification of actuarial loss	(4.9)	(5.1)	(5.6)
Amount recognized in other comprehensive income	$5.0	$(16.3)	$(16.4)
Amount recognized in net periodic pension benefit cost and other comprehensive income	$13.5	$(3.1)	$(0.5)
Assumptions
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate — PBO	5.65%	5.00%	5.19%
Discount rate — service cost	5.80%	5.10%	5.29%
Discount rate — interest cost	5.37%	4.90%	5.09%
Expected return on plan assets	5.90%	4.85%	4.85%
Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	5.44%	5.65%	5.00%

Form 10-K	102

Part II
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
The fair values and net asset values of our pension plan assets at December 31, 2025 and 2024 are in the tables below. The assets in the common/collective trusts and in the private partnerships consist of both return seeking and liability hedging investments.
Fair Value Measurements at December 31, 2025

in millions	Level 1	Level 2	Level 3	Total

Asset Category
Debt funds	$0.0	$612.0	$0.0	$612.0
Investments in the fair value hierarchy	$0.0	$612.0	$0.0	$612.0
Interest in common/collective trusts (at NAV)				10.3
Private partnerships (at NAV)				3.5
Total pension plan assets				$625.8
Fair Value Measurements at December 31, 2024

in millions	Level 1	Level 2	Level 3	Total

Asset Category
Debt funds	$0.0	$590.2	$0.0	$590.2
Investments in the fair value hierarchy	$0.0	$590.2	$0.0	$590.2
Interest in common/collective trusts (at NAV)				13.1
Private partnerships (at NAV)				3.8
Total pension plan assets				$607.1
The following describes the types of investments included in each asset category listed in the tables above and the valuation techniques we used to determine the fair values or net asset values as of December 31, 2025 and 2024.
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

103	Form 10-K

Part II
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
The private partnerships category consists primarily of secondary private equity funds. The NAV of these investments has been estimated based on methods employed by the general partners, including reference to third-party transactions and valuations of comparable companies.
Total employer contributions to the pension plans are presented below:

in millions	Pension

Employer Contributions
2023	$7.4
2024	8.7
2025	14.6
2026 (estimated)	7.7
For our qualified pension plans, we made contributions of $10.9 million and $2.0 million in 2025 and 2024, respectively, and made no contribution during 2023. We anticipate making a $3.9 million contribution to our qualified pension plans in 2026. For our nonqualified pension plans, we contributed $3.7 million, $6.7 million and $7.4 million during 2025, 2024 and 2023, respectively, and expect to contribute $3.8 million during 2026.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in millions	Pension

Estimated Future Benefit Payments
2026	$48.3
2027	49.2
2028	50.0
2029	50.2
2030	50.5
2031-2035	249.8
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. The risks of participating in multiemployer plans differ from single employer plans as follows:
•assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers
•if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability
None of the multiemployer pension plans that we participate in are individually significant. Our contributions to individual multiemployer pension plans did not exceed 5% of the plans’ total contributions in the three years ended December 31, 2025, 2024 and 2023. Total contributions to multiemployer pension plans were $32.6 million, $30.2 million and $36.6 million in 2025, 2024 and 2023, respectively.

Form 10-K	104

Part II
As of December 31, 2025, a total of 14.6% of our domestic hourly labor force was covered by collective-bargaining agreements. Of such employees covered by collective-bargaining agreements, 43.7% were covered by agreements that expire in 2026. We also employed 218 union employees in Mexico who are covered by a collective-bargaining agreement that will expire in 2026. None of our union employees in Mexico participate in multiemployer pension plans.
In addition to the pension plans noted above, we had one unfunded supplemental retirement plan as of December 31, 2025 and 2024. The accrued costs for the supplemental retirement plan were $0.6 million and $0.5 million at December 31, 2025 and 2024, respectively.
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
The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at December 31:

in millions	2025	2024

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$42.2	$44.2
Service cost	2.3	2.2
Interest cost	2.2	2.2
Actuarial gain	(4.5)	(3.0)
Benefits paid	(3.0)	(3.4)
Projected benefit obligation at end of year	$39.2	$42.2
Change in Fair Value of Plan Assets
Fair value of assets at beginning of year	$0.0	$0.0
Actual return on plan assets	0.0	0.0
Fair value of assets at end of year	$0.0	$0.0
Funded status	(39.2)	(42.2)
Net amount recognized	$(39.2)	$(42.2)
Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(4.3)	$(4.7)
Noncurrent liabilities	(34.9)	(37.5)
Net amount recognized	$(39.2)	$(42.2)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial gain	$(18.7)	$(15.0)
Prior service cost	8.8	10.2
Total amount recognized	$(9.9)	$(4.8)
The increase in actuarial gain as of December 31, 2025 was primarily attributable to favorable claims experience and demographic assumption updates to better reflect anticipated experience for the plans.

105	Form 10-K

Part II
The following table sets forth the components of net periodic benefit cost, amounts recognized in other comprehensive income, weighted-average assumptions and assumed trend rates of the plans for the years ended December 31:

dollars in millions	2025	2024	2023

Components of Net Periodic Postretirement Benefit Cost
Service cost	$2.3	$2.2	$2.0
Interest cost	2.2	2.2	2.0
Amortization of prior service cost	1.4	1.4	1.4
Amortization of actuarial gain	(0.9)	(0.7)	(1.5)
Net periodic postretirement benefit cost	$5.0	$5.1	$3.9
Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(4.6)	$(3.0)	$3.6
Reclassification of prior service cost	(1.4)	(1.4)	(1.4)
Reclassification of actuarial gain	0.9	0.7	1.5
Amount recognized in other comprehensive income	$(5.1)	$(3.7)	$3.7
Amount recognized in net periodic postretirement benefit cost and other comprehensive income	$(0.1)	$1.4	$7.6
Assumptions
Assumed Healthcare Cost Trend Rates at December 31
Healthcare cost trend rate assumed for next year (Pre-65/Post-65)	8.20% / n/a	8.45% / n/a	10.20% / n/a
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate it is assumed to maintain	2035	2035	2031
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate — PBO	5.51%	4.90%	5.09%
Discount rate — service cost	5.64%	4.96%	5.15%
Discount rate — interest cost	5.23%	4.85%	5.03%
Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	5.15%	5.51%	4.90%
Total employer contributions to the postretirement plans are presented below:

in millions	Postretirement

Employer Contributions
2023	$5.2
2024	3.4
2025	3.0
2026 (estimated)	4.3
The employer contributions shown above are equal to the benefits paid during the year. The plans are not funded and are not subject to any regulatory funding requirements.

Form 10-K	106

Part II
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

in millions	Postretirement

Estimated Future Benefit Payments
2026	$4.3
2027	4.7
2028	4.7
2029	4.6
2030	4.5
2031-2035	19.1
Contributions by participants to the postretirement benefit plans for the years ended December 31 are as follows:

in millions	Postretirement

Participants Contributions
2023	$1.5
2024	1.7
2025	1.1
Pension and Other Postretirement Benefits Assumptions
Each year, we review our assumptions for discount rates (used for PBO, service cost, and interest cost calculations), the per capita cost of healthcare benefits and the expected return on plan assets. Due to plan changes made in 2013, annual pay increases do not materially impact plan obligations.
We use a high-quality bond full yield curve approach (specific spot rates for each annual expected cash flow) to establish the discount rates at each measurement date. At December 31, 2025, the discount rates used were as follows:
•PBO for various plans – ranged from 4.65% to 5.58% (December 31, 2024 ranged from 5.25% to 5.73%)
•Service cost – weighted average of 5.54% and 5.80% for our pension plans and our other postretirement plans, respectively (2024 figures were 5.10% and 4.96%, respectively)
•Interest cost – weighted average of 5.07% and 5.47% for our pension plans and our other postretirement plans, respectively (2024 figures were 4.90% and 4.85%, respectively)
In selecting the rate of increase in the per capita cost of covered healthcare benefits, we consider past performance and forecast of future healthcare cost trends. At December 31, 2025, our assumed rate of increase in the per capita cost of covered healthcare benefits was 8.20% for pre-65 coverage, with rates decreasing each year until reaching 4.50% in 2035 and remaining level thereafter.
Our expected return on plan assets is a long-term view based on our current asset allocation and a judgment informed by consultation with our retirement plans’ consultant and our pension plans’ actuary. For 2025 and 2024, the expected return on plan assets used to measure plan benefit costs was set at 5.90% and 4.85%, respectively. For 2026, the preliminary expected return on plan assets is 5.90%.
Defined Contribution Plans
In addition to our pension and postretirement plans, we sponsor six defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $80.4 million, $87.5 million and $79.2 million in 2025, 2024 and 2023, respectively.

107	Form 10-K

Part II
NOTE 11: INCENTIVE PLANS
Share-Based Compensation Plans
Our 2025 Omnibus Long-Term Incentive Plan (Plan), which became effective in May 2025 and replaced our 2016 Omnibus Long-Term Incentive Plan, authorizes the granting of performance shares, restricted shares, Stock-Only Stock Appreciation Rights (SOSARs) and other types of share-based awards to key salaried employees and nonemployee directors. The maximum number of shares that may be issued under the Plan is 8,200,000, of which 8,165,125 shares remain under this authorization as of December 31, 2025.
PERFORMANCE SHARES — Each performance share unit is equal to and paid in one share of our common stock but carries no voting rights. The number of units ultimately paid for performance share awards may range from 0% to 200% of the number of units awarded on the date of grant. Payment is based upon the outcome of performance and/or market conditions. Awards vest on December 31 of the third year after date of grant. Vesting is accelerated upon death, disability, or change of control and the awards become non-forfeitable upon reaching retirement age — all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to performance share awards amounted to $34.7 million, $30.4 million and $40.1 million in 2025, 2024 and 2023, respectively.
The fair value of performance shares is estimated as of the date of grant using a Monte Carlo simulation model. The following table summarizes the activity for nonvested performance share units during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value

Performance Shares
Nonvested at January 1, 2025	223,546	$209.62
Granted	118,260	251.88
Vested	(118,015)	176.92
Canceled/forfeited	(6,214)	235.66
Nonvested at December 31, 2025	217,577	$249.58
During 2024 and 2023, the weighted-average grant date fair value of performance shares granted was $247.00 and $175.46, respectively.
The aggregate values for distributed performance share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed performance shares for the years ended December 31 are as follows:

in millions	2025	2024	2023

Aggregate value of distributed performance shares	$53.9	$45.3	$24.8
RESTRICTED SHARES — Each restricted share unit is equal to and paid in one share of our common stock but carries no voting rights. Awards vest on the third anniversary of the grant date. Vesting is accelerated upon reaching retirement age, death, disability, or change of control, all as defined in the award agreement. Nonvested units are forfeited upon termination for any other reason. Expense provisions referable to restricted share awards amounted to $20.4 million, $15.1 million and $16.5 million in 2025, 2024 and 2023, respectively.

Form 10-K	108

Part II
The fair value of restricted shares is estimated as of the date of grant based on the stock price adjusted for dividends foregone. The following table summarizes the activity for nonvested restricted share units during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value

Restricted Stock Units
Nonvested at January 1, 2025	235,576	$198.08
Granted	99,266	251.88
Vested	(75,018)	186.16
Canceled/forfeited	(7,141)	233.58
Nonvested at December 31, 2025	252,683	$221.75
During 2024 and 2023, the weighted-average grant date fair value of restricted shares granted was $247.00 and $175.46, respectively.
The aggregate values for distributed restricted share awards are based on the closing price of our common stock as of the distribution date. The aggregate values of distributed restricted shares for the years ended December 31 are as follows:

in millions	2025	2024	2023

Aggregate value of distributed restricted shares	$20.6	$15.6	$11.1
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

	2025	2024	2023

SOSARs
Fair value	$105.01	$86.32	$72.39
Risk-free interest rate	4.50%	1.94%	3.90%
Dividend yield	0.88%	0.84%	0.79%
Volatility	28.06%	28.81%	28.88%
Expected term (years)	9.0	9.0	9.0
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

109	Form 10-K

Part II
A summary of our SOSAR activity as of December 31, 2025 and changes during the year are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)

SOSARs
Outstanding at January 1, 2025	425,767	$162.38
Granted	53,530	258.59
Exercised	(116,543)	125.73
Forfeited or expired	0	0.00
Outstanding at December 31, 2025	362,754	$188.35	6.25	$35.8
Exercisable at December 31, 2025	251,037	$163.87	5.28	$30.9
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between our stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money SOSARs) that would have been received by the option holders had all SOSARs been exercised on December 31, 2025. These values change based on the fair market value of our common stock. The aggregate intrinsic values of SOSARs exercised for the years ended December 31 are as follows:

in millions	2025	2024	2023

Aggregate intrinsic value of SOSARs exercised	$18.1	$27.9	$25.1
The following table presents cash received and tax benefit realized from SOSAR exercises and compensation cost recorded referable to SOSARs for the years ended December 31:

in millions	2025	2024	2023

SOSARs
Cash received from exercises	$0.0	$0.0	$0.0
Tax benefit from exercises	2.3	5.7	6.0
Compensation cost	5.1	5.1	4.0
NONEMPLOYEE DIRECTOR AWARDS — In addition to the share-based compensation plans for employees discussed above, we issue a limited number of stock units to our nonemployee directors annually. Expense provisions referable to nonemployee director stock units amounted to $2.9 million, $2.8 million and $2.6 million in 2025, 2024 and 2023, respectively.
Cash-Based Compensation Plans
We have incentive plans under which cash awards may be made annually. Expense provisions under these plans referable to awards to officers and certain employees amounted to $65.6 million, $58.8 million and $77.3 million in 2025, 2024 and 2023, respectively.

Form 10-K	110

Part II
NOTE 12: COMMITMENTS AND CONTINGENCIES
We have commitments in the form of unconditional purchase obligations as of December 31, 2025. These include commitments for the purchase of property, plant & equipment of $30.7 million and commitments for noncapital purchases of $138.2 million. These commitments are due as follows:

in millions	Unconditional Purchase Obligations

Property, Plant & Equipment
2026	$30.7
Thereafter	0.0
Total	$30.7
Noncapital (primarily transportation and electricity contracts)
2026	$40.2
2027–2028	62.2
2029–2030	30.8
Thereafter	5.0
Total	$138.2
Expenditures for noncapital purchases totaled $88.8 million, $117.6 million and $120.8 million in 2025, 2024 and 2023, respectively.
We have commitments in the form of minimum royalties under mineral leases as of December 31, 2025 in the amount of $260.1 million, due as follows:

in millions	Mineral Leases

Minimum Royalties
2026	$29.6
2027–2028	50.1
2029–2030	31.4
Thereafter	149.0
Total	$260.1
Expenditures for royalties under mineral leases totaled $128.6 million, $118.6 million and $113.6 million in 2025, 2024 and 2023, respectively.
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 2. As the holder of the working interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As described in Note 1 under the caption "Claims and Litigation Including Self-Insurance", our net liabilities for our self-insurance program totaled $137.5 million as of December 31, 2025.
As summarized by purpose in Note 6, our standby letters of credit totaled $28.3 million as of December 31, 2025.
As outlined in Note 7, our present value of future minimum lease payments totaled $577.9 million as of December 31, 2025.
As described in Note 9, our liability for unrecognized tax benefits is $25.9 million as of December 31, 2025.
As described in Note 17, our asset retirement obligations totaled $456.5 million as of December 31, 2025.

111	Form 10-K

Part II
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
•LOWER PASSAIC RIVER STUDY AREA (DISCONTINUED OPERATIONS and SUPERFUND SITE) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties (collectively the Cooperating Parties Group, CPG) to a May 2007 Administrative Order on Consent (AOC) with the EPA to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). The draft RI/FS was submitted recommending a targeted hot spot remedy; however, the EPA issued a record of decision (ROD) in March 2016 that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is $1.38 billion. In September 2016, the EPA entered into an Administrative Settlement Agreement and Order on Consent with Occidental Chemical Corporation (Occidental) in which Occidental agreed to undertake the remedial design for this bank-to-bank dredging remedy and to reimburse the United States for certain response costs.
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

Form 10-K	112

Part II
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
•TEXAS BRINE MATTER (DISCONTINUED OPERATIONS) — During operation of its former Chemicals Division, Vulcan leased the right to mine salt out of an underground salt dome formation in Assumption Parish, Louisiana from 1976 - 2005. Throughout that period, Texas Brine Company (Texas Brine) was the operator contracted by Vulcan to mine and deliver the salt as brine. We sold our Chemicals Division in 2005 and transferred our rights and interests related to the salt and mining operations to the purchaser, a subsidiary of Occidental Chemical Company (Occidental), and we have had no association with the leased premises or Texas Brine since that time. In August 2012, a sinkhole developed in the vicinity of the Texas Brine mining operations. Numerous lawsuits were filed thereafter in state court in Assumption Parish, Louisiana. Other lawsuits, including class action litigation, were filed in the United States District Court for the Eastern District of Louisiana in New Orleans.
In these lawsuits, the main plaintiffs sued numerous defendants, including Texas Brine, Occidental and Vulcan. All of these lawsuits have been settled except for a lawsuit brought by the State of Louisiana. Our insurers to date have funded these settlements in excess of our self-insured retention amount.
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
•1,1,1-TRICHLOROETHANE LITIGATION (DISCONTINUED OPERATIONS) — During the operation of our former Chemicals Division, which was divested to Occidental in 2005, Vulcan manufactured a chlorinated solvent known as 1,1,1-trichloroethane. Vulcan faces liabilities related to 1,1,1-trichloroethane stabilized with 1,4-dioxane ("TCA"). We are one of the defendants in cases filed in both state and federal courts, including one case filed by the State of New Jersey. According to the various complaints, the plaintiffs seek damages including, but not limited to, unspecified compensatory damages associated with the remediation of water wells allegedly contaminated with 1,4-dioxane, natural resource damages, disgorgement of profits from the sale of TCA, punitive damages, as well as penalties and attorney's fees under various statutes. During the fourth quarter of 2025, a Vulcan insurer directly negotiated the settlement of the largest plaintiff case filed in federal court in New York. Vulcan’s insurer funded the settlement in excess of Vulcan’s immaterial self-insured retention amount. We will vigorously defend the remaining cases on substantive and procedural grounds. At this time, we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, pertaining to the above-referenced cases.
•HEWITT LANDFILL MATTER (SUPERFUND SITE) — In 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Calmat Co., a Vulcan subsidiary (hereinafter Vulcan) to assess, monitor, cleanup, and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles.
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

113	Form 10-K

Part II
The EPA and Vulcan entered into a 2017 Administrative Order on Consent (AOC) for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) well field. Thereafter, LADWP proposed and ultimately constructed two water production and well head treatment facilities—the NHW system and the North Hollywood Central (NHC) system—at LADWP wellfields located near the Hewitt Landfill. After significant evaluation of the likely effect of LADWP’s water production facilities on other previously-feasible remediation options and the exchange of numerous workplans and evaluation reports, Vulcan submitted an ADP to the EPA in 2025. The ADP relies upon the RWQCB-approved expansion of the onsite Hewitt remedy and, necessarily, the two well head treatment systems operated by LADWP as the preferred method to address the off-site impacts that were the target of the 2017 AOC. The ADP further contemplates an agreement on the coordination of the operation of the onsite Hewitt remedy and LADWP’s well head treatment systems. The EPA, Vulcan, and LADWP continue to engage in a dialogue regarding the coordination of the systems. At this time, we cannot reasonably estimate a range of a loss pertaining to potential work completed at the direction of the EPA.
Additionally, Vulcan is in a dispute with LADWP regarding the cost and necessity of LADWP's construction of the two well head treatment facilities and Vulcan's relative contribution to their construction and operation. LADWP has alleged that the Hewitt Landfill is one of the primary sources of contamination at the NHW system and one of the sources of contamination at the NHC system. According to information available on the California State Water Resources Control Board (SWRCB) website, the capital cost of the NHW system is estimated at $92 million, and the capital cost of the NHC system is estimated at $245 million. LADWP has also alleged that it incurred damages related to investigation and monitoring costs and its historical inability to use water in the vicinity of its well fields. LADWP’s investigation and monitoring allegations include its publicly-reported six-year $11.5 million Groundwater System Improvement Study and the installation and monitoring of 26 wells in support of the study, for which LADWP has reported costs of an additional $22 million. Additionally, both systems will incur significant costs for operation and maintenance. LADWP presented a demand to Vulcan in January 2026 that included actual costs in excess of these publicly-reported estimates.
We anticipate continued discussions with LADWP regarding its alleged damages and potential claims. In conjunction with those discussions, we are engaging in further efforts to gather and analyze records and data in order to assess the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area, consistent with the parallel request by the EPA, and the reasonableness of LADWP’s efforts. This work is also intended to assist in identification of other PRPs that may have contributed to groundwater contamination in the area of the NHW and NHC systems. Together, these efforts will allow us to analyze our anticipated equitable contribution to LADWP’s treatment systems and the ongoing operation of the systems. Among other factors, we anticipate that any contribution should take into account the on-site source control and other measures implemented by Vulcan at the former Hewitt Landfill, the relative contribution and duration of any contaminants originating from the Hewitt Landfill to the LADWP systems, the contribution and duration of contaminants originating from the property and activities of LADWP, and the cost-effectiveness of the LADWP systems. At this time, we cannot reasonably estimate a range of a loss pertaining to LADWP’s potential contribution claim. However, as discussions continue with LADWP and as additional records and data are analyzed, it is reasonably possible that an estimated material loss could be recognized in the near term.
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

Form 10-K	114

Part II
•NAFTA ARBITRATION — In September 2018, our subsidiary Legacy Vulcan, LLC (Legacy Vulcan), on its own behalf, and on behalf of our Mexican subsidiary Calizas Industriales del Carmen, S.A. de C.V. (Calica), served the United Mexican States (Mexico) a Notice of Intent to Submit a Claim to Arbitration under Chapter 11 of the North American Free Trade Agreement (NAFTA). This NAFTA claim relates to the treatment of a portion of our quarrying operations in Quintana Roo, Mexico arising from, among other measures, Mexico’s failure to comply with a legally binding zoning agreement and relates to other unfair, arbitrary and capricious actions by Mexico’s environmental enforcement agency. We assert that these actions are in breach of Mexico’s international obligations under NAFTA and international law.
As required by Article 1118 of NAFTA, we sought to settle this dispute with Mexico through consultations. Notwithstanding our good faith efforts to resolve the dispute amicably, we were unable to do so and filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) in December 2018. In January 2019, ICSID registered our Request for Arbitration.
A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown (see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Known Trends or Uncertainties"). In July 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. A hearing on the merits of the ancillary claim took place in August 2023. We expect that the NAFTA arbitration tribunal will issue a decision on the claim and ancillary claim during the first half of 2026.
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

115	Form 10-K

Part II
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
There were no shares held in treasury as of December 31, 2025, 2024 and 2023.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the years ended December 31 are summarized below:

in millions, except average cost	2025	2024	2023

Number of shares purchased and retired	1.5	0.3	1.0
Total purchase price [1]	$438.4	$68.8	$200.0
Average cost per share	$283.82	$254.71	$204.52
1.The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of December 31, 2025, 5,272,677 shares may be purchased under the current authorization of our Board of Directors.
Dividends for the years ended December 31 were as follows:

in millions, except per share data	2025	2024	2023

Cash dividends	$259.8	$244.4	$228.4
Cash dividends per share	$1.96	$1.84	$1.72
Total equity as presented in the consolidated financial statements for the year ended December 31, 2025 includes a noncontrolling interest of $23.8 million, representing the unowned portion of a subsidiary. See Note 1 under the caption "Noncontrolling Interest" for additional discussion.

Form 10-K	116

Part II
NOTE 14: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Equity, net of applicable taxes.
Amounts in accumulated other comprehensive income (loss) (AOCI), net of tax, at December 31, are as follows:

in millions	2025	2024	2023

Cash flow hedges	$(16.0)	$(17.7)	$(19.4)
Pension and postretirement plans	(109.6)	(109.7)	(124.4)
Total AOCI	$(125.6)	$(127.4)	$(143.8)
Changes in AOCI, net of tax, for the three years ended December 31 are as follows:

in millions	Cash Flow Hedges	Benefit Plans	Total

AOCI Balances at December 31, 2022	$(21.0)	$(133.7)	$(154.7)
Other comprehensive income (loss) before reclassifications	0.0	4.2	4.2
Amounts reclassified from AOCI	1.6	5.1	6.7
Net OCI changes	1.6	9.3	10.9
AOCI Balances at December 31, 2023	$(19.4)	$(124.4)	$(143.8)
Other comprehensive income (loss) before reclassifications	0.0	9.7	9.7
Amounts reclassified from AOCI	1.7	5.0	6.7
Net OCI changes	1.7	14.7	16.4
AOCI Balances at December 31, 2024	$(17.7)	$(109.7)	$(127.4)
Other comprehensive income (loss) before reclassifications	0.0	(3.9)	(3.9)
Amounts reclassified from AOCI	1.7	4.0	5.7
Net OCI changes	1.7	0.1	1.8
AOCI Balances at December 31, 2025	$(16.0)	$(109.6)	$(125.6)
Amounts reclassified from AOCI to earnings are as follows:

in millions	2025	2024	2023

Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$2.4	$2.2	$2.1
Benefit from income taxes	(0.7)	(0.5)	(0.5)
Total	$1.7	$1.7	$1.6
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$5.4	$6.8	$6.9
Benefit from income taxes	(1.4)	(1.8)	(1.8)
Total	4.0	5.0	5.1
Total reclassifications from AOCI to earnings	$5.7	$6.7	$6.7

117	Form 10-K

Part II
NOTE 15: SEGMENT REPORTING
Our operating segments are based on our internal management reporting structure. Our chief operating decision maker, the Chief Executive Officer, evaluates our operating results through reportable segment gross profit. This financial metric is used to review operating trends, perform analytical comparisons between periods and monitor budget-to-actual variances on a monthly basis in order to assess performance and allocate resources. We have three operating (and reportable) segments organized around our principal product lines: Aggregates, Asphalt and Concrete.
The Aggregates segment produces and sells aggregates (crushed stone, sand and gravel, sand, and other aggregates) and related products and services. During 2025, the Aggregates segment principally served markets in twenty-three states, the U.S. Virgin Islands, Washington D.C., and the local markets surrounding our operations in Freeport, Bahamas; British Columbia, Canada; and previously Puerto Cortés, Honduras and Quintana Roo, Mexico (see Note 12, NAFTA Arbitration) with a full line of aggregates. Aggregates are used primarily in the construction and maintenance of highways, streets and other public works and in the construction of housing and commercial, industrial and other nonresidential facilities. Customers are served by truck, rail and water distribution networks from our production facilities and sales yards. Due to the high weight-to-price ratio of aggregates, markets generally are local in nature. Quarries located on waterways and rail lines allow us to serve remote markets where local aggregates reserves may not be available.
The Asphalt segment produces and sells asphalt mix in six states (Alabama, Arizona, California, New Mexico, Tennessee and Texas) and provides asphalt construction paving services in two states (Alabama and Tennessee).
The Concrete segment produces and sells ready-mixed concrete in three states (California, Maryland and Virginia) in addition to the U.S. Virgin Islands and Washington D.C. In the fourth quarter of 2025, we entered into an agreement to divest our concrete business in California (see Note 19, Divestitures and Pending Divestitures).
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
The vast majority of our activities are domestic. We sell a relatively small amount of construction aggregates outside the United States. Total domestic revenues were $7,926.2 million, $7,401.0 million and $7,769.7 million in 2025, 2024 and 2023, respectively. Nondomestic Aggregates segment revenues were $14.9 million, $16.7 million and $12.2 million in 2025, 2024 and 2023, respectively; there were no significant nondomestic revenues in our Asphalt or Concrete segments. Long-lived assets outside the United States, which consist primarily of property, plant & equipment, were $440.0 million, $501.4 million and $524.1 million in 2025, 2024 and 2023, respectively. Equity method investments of $26.6 million in 2025, $26.6 million in 2024 and $26.6 million in 2023 are included in the identifiable assets for the Aggregates segment and in Investments and long-term receivables on the accompanying Consolidated Balance Sheets.

Form 10-K	118

Part II
Segment Financial Disclosure

in millions	2025	2024	2023

Total Revenues
Aggregates [1]	$6,297.2	$5,949.6	$5,918.9
Asphalt [2]	1,294.4	1,245.6	1,140.7
Concrete	846.6	653.5	1,249.3
Segment sales	$8,438.2	$7,848.7	$8,308.9
Aggregates intersegment sales	(497.1)	(431.0)	(527.0)
Total revenues	$7,941.1	$7,417.7	$7,781.9
Cost of Revenues
Aggregates	$(3,835.3)	$(3,701.9)	$(3,655.1)
Asphalt	(1,120.5)	(1,075.5)	(991.1)
Concrete	(810.7)	(640.7)	(1,187.2)
Total	$(5,766.5)	$(5,418.1)	$(5,833.4)
Gross Profit
Aggregates	$1,964.8	$1,816.7	$1,736.8
Asphalt	173.9	170.1	149.6
Concrete	35.9	12.8	62.1
Total	$2,174.6	$1,999.6	$1,948.5
Reconciliation to Pretax Earnings
Selling, administrative and general expenses	$(564.1)	$(531.1)	$(542.8)
Other operating income (expense), net	9.1	(104.0)	21.7
Other nonoperating expense, net	(3.2)	(22.1)	(2.7)
Interest expense, net	(226.3)	(170.3)	(179.6)
Earnings from continuing operations before income taxes	$1,390.1	$1,172.1	$1,245.1
1.Includes product sales, as well as freight & delivery costs that we pass along to our customers, and service revenues (see Note 2) related to our aggregates business.
2.Includes product sales, as well as service revenues (see Note 2) from our asphalt construction paving business.

119	Form 10-K

Part II
Segment Financial Disclosure (Continued)

in millions	2025	2024	2023

Depreciation, Depletion, Accretion & Amortization [1]
Aggregates	$603.5	$515.7	$482.3
Asphalt	49.8	44.1	35.6
Concrete	62.0	45.5	72.8
Other	33.2	26.9	26.3
Total	$748.5	$632.2	$617.0
Capital Expenditures [2]
Aggregates	$622.1	$588.4	$764.9
Asphalt	37.4	36.1	46.9
Concrete	15.3	12.2	15.8
Corporate	28.1	0.7	0.9
Total	$702.9	$637.4	$828.5
Identifiable Assets [3]
Aggregates	$14,381.2	$14,294.6	$11,753.2
Asphalt	718.9	805.7	613.4
Concrete	1,013.0	1,065.8	962.3
Total identifiable assets	$16,113.1	$16,166.1	$13,328.9
General corporate	397.9	337.9	267.6
Cash and cash equivalents and restricted cash	189.4	600.8	949.2
Total assets	$16,700.4	$17,104.8	$14,545.7
1.Depreciation, Depletion, Accretion & Amortization (DDA&A) for each segment is included in cost of revenues.
2.Capital expenditures include changes in accruals for purchases of property, plant & equipment. Capital expenditures exclude property, plant & equipment obtained by business acquisitions.
3.Certain temporarily idled assets are included within a segment's Identifiable Assets, but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Form 10-K	120

Part II
NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to the Consolidated Statements of Cash Flows is summarized below:

in millions	2025	2024	2023

Cash Payments [1]
Interest (exclusive of amount capitalized)	$247.1	$182.9	$178.7
Income taxes	290.7	279.8	291.7
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$123.7	$98.5	$64.6
Note received from sale of business	0.0	0.9	0.0
Recognition of new and revised lease obligations:
Operating lease right-of-use assets	82.3	68.8	4.0
Finance lease right-of-use assets	4.5	4.6	2.9
Consideration payable to seller in business acquisitions	0.1	30.9	0.0
1.Excludes changes in accruals.
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets for the years ended December 31 are as follows:

in millions	2025	2024	2023

ARO Operating Costs
Accretion	$20.7	$14.7	$13.9
Depreciation	14.4	12.5	9.0
Total	$35.1	$27.2	$22.9
ARO operating costs are reported in cost of revenues. ARO liabilities are reported within Other noncurrent liabilities in our accompanying Consolidated Balance Sheets.

121	Form 10-K

Part II
Reconciliations of the carrying amounts of our ARO liabilities for the years ended December 31 are as follows:

in millions	2025	2024

Asset Retirement Obligations
Balance at beginning of year	$427.4	$324.1
Liabilities incurred	26.7	42.3
Liabilities settled [1]	(17.6)	(19.1)
Accretion expense	20.7	14.7
Revisions, net	(0.7)	65.4
Balance at end of year	$456.5	$427.4
1.Includes $1.0 million of noncash settlements related to business dispositions in 2025.
ARO liabilities incurred during 2024 and 2025 relate to those assumed in 2024 acquisitions (see Note 19). ARO revisions during 2024 primarily related to cost adjustments for a number of aggregates properties in California that are being reclaimed for alternative uses post mining.
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
There were no charges for goodwill impairment in the years ended December 31, 2025 or December 31, 2023. During the third quarter of 2024, we determined that a triggering event occurred with respect to a reporting unit that includes concrete operations acquired in 2021. Based on an interim goodwill impairment test, we determined that the estimated fair value of this reporting unit was less than its carrying value. As a result, we recorded an $86.6 million noncash impairment charge. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 million in our Concrete segment).
We have three reportable segments organized around our principal product lines: Aggregates, Asphalt and Concrete. Changes in the carrying amount of goodwill by reportable segment for the three years ended December 31 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total

Goodwill at December 31, 2023	$3,330.2	$91.6	$109.9	$3,531.7
Goodwill of acquired businesses [1]	343.0	0.0	0.0	343.0
Goodwill impairment	0.0	0.0	(86.6)	(86.6)
Goodwill at December 31, 2024	$3,673.2	$91.6	$23.3	$3,788.1
Goodwill of acquired businesses [1]	(6.6)	0.0	0.0	(6.6)
Goodwill of divested businesses [1]	(0.6)	0.0	0.0	(0.6)
Goodwill at December 31, 2025	$3,666.0	$91.6	$23.3	$3,780.9
1.See Note 19 for acquisitions and divestitures.

Form 10-K	122

Part II
Intangible Assets
Intangible assets primarily consist of contractual rights in place (primarily permitting and zoning rights) and quarry development. Intangible assets acquired in business combinations are stated at their fair value determined as of the date of acquisition. Intangible assets acquired individually or otherwise obtained outside a business combination consist primarily of permitting, permitting compliance and zoning rights and are stated at their historical cost less accumulated amortization. Costs incurred to renew or extend the life of existing intangible assets are capitalized. These capitalized renewal/extension costs were immaterial for the years presented.
See Note 19 for the details of the intangible assets acquired in business acquisitions. Amortization of finite-lived intangible assets is computed based on the estimated life of the intangible assets. Contractual rights in place associated with aggregates reserves are amortized using the unit-of-sales method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. There were no material charges for impairment of intangible assets in 2025, 2024 and 2023.
The gross carrying amount and accumulated amortization by major intangible asset class for the years ended December 31 (excluding assets classified as held for sale as detailed in Note 19) are summarized below:

in millions	2025	2024

Gross Carrying Amount
Contractual rights in place	$1,454.1	$1,899.0
Permitting, permitting compliance and zoning rights	232.8	221.3
Other [1,2]	315.4	294.4
Total gross carrying amount	$2,002.3	$2,414.7
Accumulated Amortization
Contractual rights in place	$(387.1)	$(407.0)
Permitting, permitting compliance and zoning rights	(74.6)	(70.4)
Other [1,2]	(51.6)	(54.3)
Total accumulated amortization	$(513.3)	$(531.7)
Total Intangible Assets Subject to Amortization, net	$1,489.0	$1,883.0
Intangible Assets with Indefinite Lives	0.0	0.0
Total Intangible Assets, net	$1,489.0	$1,883.0
Amortization Expense for the Year	$89.0	$83.9
1.Includes quarry development, noncompetition agreements, patents, customer relationships, trade names and trademarks.
2.Capitalized quarry development costs of $168.3 million at December 31, 2024 were reclassified from Other noncurrent assets to Other intangible assets, net in our Consolidated Balance Sheet to conform to our current presentation.
Estimated amortization expense for the five years subsequent to December 31, 2025 is as follows:

in millions

Estimated Amortization Expense for Five Subsequent Years
2026	$58.0
2027	56.4
2028	54.7
2029	52.5
2030	50.0

123	Form 10-K

Part II
NOTE 19: ACQUISITIONS AND DIVESTITURES
Business Acquisitions
2025 BUSINESS ACQUISITIONS — During 2025, we completed no business acquisitions.
2024 BUSINESS ACQUISITIONS — During 2024, we acquired the following operations for total consideration of $2,310.6 million ($2,279.7 million cash and $31.0 million noncash):
•Alabama — aggregates, asphalt mix and construction paving operations
•California — aggregates, asphalt and ready-mixed concrete operations
•North Carolina — aggregates operations
•South Carolina — aggregates operations
•Texas — asphalt mix and construction paving operations
While none of these acquisitions were individually material, our fourth quarter acquisitions of Wake Stone Corporation (Wake Stone) and Superior Ready Mix, L.P. (Superior) were collectively material. The amounts of total revenues and net earnings attributable to Vulcan from the Wake Stone and Superior acquisitions are included in our Consolidated Statement of Comprehensive Income for the year ended December 31, 2024 as follows:

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

Form 10-K	124

Part II
The fair value of consideration transferred for the Wake Stone and Superior acquisitions and the amounts of assets acquired and liabilities assumed are summarized below:

in millions	December 31 2025

Fair Value of Purchase Consideration
Cash	$2,072.8
Payable to seller	31.0
Total fair value of purchase consideration	$2,103.8
Identifiable Assets Acquired and Liabilities Assumed
Inventories	$35.0
Property, plant & equipment	1,903.6
Identifiable intangible assets	327.7
Other assets	61.9
Asset retirement obligations	(68.2)
Deferred tax liabilities	(309.9)
Other liabilities	(173.7)
Net identifiable assets acquired	$1,776.4
Goodwill	$327.4
As a collective result of the Wake Stone and Superior acquisitions, as well as other immaterial acquisitions completed in 2024, we recognized $358.6 million of amortizable intangible assets and $336.4 million of goodwill. The amortizable intangible assets will be amortized against earnings over a weighted-average of approximately 20 years and will be deductible for income tax purposes over 15 years. The $336.4 million of goodwill primarily represents deferred tax liabilities generated from carrying over the seller's tax basis in the assets acquired as well as synergies expected to be realized from acquiring established businesses with assets that have been assembled over a long period of time; the collection of those assets combined with our assets can earn a higher rate of return than either individually. Of the total goodwill recognized, $15.3 million will be deductible for income tax purposes.
2023 BUSINESS ACQUISITIONS — During 2023, we completed no business acquisitions.
Divestitures and Pending Divestitures
In 2025, we sold:
•Fourth quarter — asphalt mix and construction paving operations in Houston, Texas resulting in a pretax gain of $42.4 million
•First quarter — non-strategic aggregates locations in rural West Texas with limited reserves resulting in an immaterial gain
In 2024, we sold:
•Fourth quarter — real estate associated with a former sales yard in Virginia resulting in a pretax gain of $36.7 million
In 2023, we sold:
•Fourth quarter — concrete operations in Texas resulting in a third quarter impairment charge of $28.3 million and a fourth quarter loss on sale of $13.8 million (the assets were written down to fair value less cost to sell in the third quarter)
•Fourth quarter — excess real estate in Virginia resulting in a pretax gain of $65.7 million
•Second quarter — real estate associated with a former recycled concrete facility in Illinois resulting in a pretax gain of $15.2 million

125	Form 10-K

Part II
During the fourth quarter of 2025, we entered into an agreement to sell our ready-mixed concrete business in California. Subject to obtaining regulatory approvals and the satisfaction of other customary closing conditions, we expect to close this transaction during the first half of 2026. The probable divestiture of these assets and liabilities was presented as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2025. The fair value less cost to sell exceeded the carrying value of the assets and liabilities held for sale. The carrying value of the major classes of assets and liabilities classified as held for sale as of December 31 are as follows:

in millions	December 31 2025	December 31 2024

Held for Sale
Inventory	$5.9	$0.0
Land and land improvements, net	138.1	0.0
Buildings, machinery and equipment, net	150.2	0.0
Operating leases, net	27.5	0.0
Finance leases, net	6.2	0.0
Amortizable intangible assets, net	379.7	0.0
Other assets, net	0.9	0.0
Total assets held for sale	$708.5	$0.0
Current operating lease liabilities	$(4.6)	$0.0
Current finance lease liabilities	(1.8)	0.0
Noncurrent operating lease liabilities	(22.3)	0.0
Noncurrent finance lease liabilities	(0.6)	0.0
Total liabilities held for sale	$(29.3)	$0.0

Form 10-K	126

Part II

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A
Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
During the fourth quarter of 2024, we completed our acquisitions of Wake Stone and Superior, each of which operated under their own set of systems and internal controls. We completed the process of integrating the Wake Stone and Superior processes to our internal control over financial reporting environment in the fourth quarter of 2025.
No other changes were made during the fourth quarter of 2025 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Securities Exchange Act Rule 13a-15(f).
Under management's supervision, an evaluation of the design and effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Deloitte & Touche LLP's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows this report.

127	Form 10-K

Part II
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
Report Of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting
To the shareholders and the Board of Directors of Vulcan Materials Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vulcan Materials Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Birmingham, Alabama
February 19, 2026

Form 10-K	128

Part II

Item 9B
Other Information
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended December 31, 2025, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

Item 9C
Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

129	Form 10-K

Part III

Item 10
Directors, Executive Officers and Corporate Governance
On or about March 24, 2026, we expect to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A (our “2026 Proxy Statement”). The information under the headings “Proposal 1 - Election of Directors,” “Corporate Governance – Policies,” “Corporate Governance – Director Nomination Process,” “Corporate Governance – Committees of the Board of Directors” and “General Information - Delinquent Section 16(a) Reports” included in our 2026 Proxy Statement is incorporated herein by reference. See also the information about our executive officers and governance policies set forth above in Part I of this report.

Item 11
Executive Compensation
The information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Corporate Governance – Compensation & Human Capital Committee Interlocks and Insider Participation,” and “Compensation & Human Capital Committee Report” included in our 2026 Proxy Statement is incorporated herein by reference.

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” included in our 2026 Proxy Statement is incorporated herein by reference.

Item 13
Certain Relationships and Related Transactions and Director Independence
The information under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Related Persons” included in our 2026 Proxy Statement is incorporated herein by reference.

Item 14
Principal Accountant Fees and Services
The information under the heading “Independent Registered Public Accounting Firm” included in our 2026 Proxy Statement is incorporated herein by reference.

Form 10-K	130

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

Exhibit 4(c)	Sixth Supplemental Indenture, dated March 14, 2017, between the Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017 [1]

Exhibit 4(d)
Seventh Supplemental Indenture, dated as of June 15, 2017, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 [1]

Exhibit 4(e)
Ninth Supplemental Indenture, dated as of May 18, 2020, between Vulcan Materials Company and Regions Bank as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020 [1]

131	Form 10-K

Part IV

Exhibit 4(f)
Eleventh Supplemental Indenture, dated as of November 20, 2024, between Vulcan Materials Company and Regions Bank as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 20, 2024

Exhibit 4(g)	Indenture, dated as of February 23, 2018, between Vulcan Materials Company and Regions Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2018 [1]

Exhibit 4(h)	Description of Securities, filed as Exhibit 4(o) to the Company’s Annual Report on Form 10-K filed on February 24, 2023 [1]

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

Exhibit 10(m)	Executive Incentive Plan of the Company, as amended, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 17, 2008 [1,2]

Exhibit 10(n)	Vulcan Materials Company 2016 Omnibus Long-Term Incentive Plan, filed as Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-211349) filed on May 13, 2016 [1,2]

Form 10-K	132

Part IV

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

Exhibit 10(x)	Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan, filled as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-287131) filed on May 9, 2025 [1,2]

Exhibit 10(y)
Form of Non-Employee Director Restricted Stock Unit Agreement under the Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2025 [1,2]

Exhibit 10(z)
Form of Stock-Only Stock Appreciation Rights Award Agreement under the Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2025 [1,2]

Exhibit 10(aa)
Form of Restricted Stock Unit Award Agreement under the Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2025 [1,2]

Exhibit 10(ab)
Form of Performance Share Unit Award Agreement under the Vulcan Materials Company 2025 Omnibus Long-Term Incentive Plan filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2025 [1,2]

Exhibit 19	Insider Trading Policy filed as Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 20, 2025 [1]

Exhibit 21	List of the Company's material subsidiaries as of December 31, 2025

133	Form 10-K

Part IV

Exhibit 23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 95	MSHA Citations and Litigation

Exhibit 101
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) the Notes to Consolidated Financial Statements

Exhibit 104	Cover Page Interactive Data File – the cover page from this Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in iXBRL (contained in Exhibit 101)
1.Incorporated by reference.
2.Management contract or compensatory plan.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

Item 16
Form 10-K Summary
We have chosen not to include an optional summary of the information required by this Form 10-K.

Form 10-K	134

Part IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2026.

VULCAN MATERIALS COMPANY

/s/ Ronnie A. Pruitt
Ronnie A. Pruitt
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronnie A. Pruitt	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
/s/ Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2026
/s/ Randy L. Pigg	Vice President, Controller (Principal Accounting Officer)	February 19, 2026
/s/ J. Thomas Hill	Executive Chairman	February 19, 2026
/s/ Melissa H. Anderson	Director	February 19, 2026
/s/ Thomas A. Fanning	Director	February 19, 2026
/s/ O. B. Grayson Hall, Jr.	Director	February 19, 2026
/s/ Cynthia L. Hostetler	Director	February 19, 2026
/s/ Lydia H. Kennard	Director	February 19, 2026
/s/ Richard T. O'Brien	Director	February 19, 2026
/s/ James T. Prokopanko	Director	February 19, 2026
/s/ Kathleen L. Quirk	Director	February 19, 2026
/s/ David P. Steiner	Director	February 19, 2026
/s/ Lee J. Styslinger, III	Director	February 19, 2026
/s/ George Willis	Director	February 19, 2026
/s/ Denson N. Franklin III	Attorney-in-Fact	February 19, 2026

135	Form 10-K