Form 10-Q
period 2026-03-31
Vulcan Materials CO
filed 2026-04-29
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at April 21, 2026
Common Stock, $1 Par Value	129,754,885

VULCAN MATERIALS COMPANY
Form 10-Q
Quarter Ended March 31, 2026
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

Form 10-Q	i

Part I Financial Information

Item 1
Financial Statements
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets

Unaudited	March 31 2026	December 31 2025	March 31 2025
in millions

Assets
Cash and cash equivalents	$140.2	$183.3	$181.3
Restricted cash	3.5	6.1	11.6
Accounts and notes receivable, net	965.6	887.7	928.9
Inventories	695.8	680.5	721.0
Other current assets	79.1	101.8	83.1
Assets held for sale	698.2	708.5	0.0
Total current assets	2,582.4	2,567.9	1,925.9
Investments and long-term receivables	33.7	33.7	31.3
Property, plant & equipment, net	8,100.3	8,148.6	8,381.3
Operating lease right-of-use assets, net	525.9	521.5	566.0
Goodwill	3,780.9	3,780.9	3,815.0
Other intangible assets, net	1,478.8	1,489.0	1,846.3
Other noncurrent assets	170.9	158.8	146.3
Total assets	$16,672.9	$16,700.4	$16,712.1
Liabilities
Current maturities of long-term debt	$0.0	$0.4	$0.5
Short-term debt	197.0	0.0	0.0
Trade payables and accruals	398.8	438.5	354.7
Other current liabilities	374.0	487.9	441.7
Liabilities held for sale	27.5	29.3	0.0
Total current liabilities	997.3	956.1	796.9
Long-term debt	4,363.0	4,361.7	4,907.9
Deferred income taxes, net	1,362.1	1,358.3	1,331.4
Deferred revenue	129.0	130.6	136.2
Noncurrent operating lease liabilities	525.8	522.6	556.1
Other noncurrent liabilities	820.0	822.2	825.1
Total liabilities	$8,197.2	$8,151.5	$8,553.6
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 130.3 , 130.6 and 132.1 shares, respectively	$130.3	$130.6	$132.1
Capital in excess of par value	2,907.5	2,930.0	2,889.2
Retained earnings	5,537.7	5,590.1	5,238.8
Accumulated other comprehensive loss	(124.2)	(125.6)	(126.0)
Total shareholders' equity	8,451.3	8,525.1	8,134.1
Noncontrolling interest	24.4	23.8	24.4
Total equity	$8,475.7	$8,548.9	$8,158.5
Total liabilities and equity	$16,672.9	$16,700.4	$16,712.1
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

1	Form 10-Q

Part I Financial Information
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Comprehensive Income

Unaudited	Three Months Ended March 31

in millions, except per share data	2026	2025

Total revenues	$1,755.9	$1,634.6
Cost of revenues	(1,333.2)	(1,269.3)
Gross profit	422.7	365.3
Selling, administrative and general expenses	(135.7)	(138.3)
Gain (loss) on sale of property, plant & equipment and businesses	(0.3)	7.4
Other operating expense, net	(21.3)	(8.0)
Operating earnings	265.4	226.4
Other nonoperating income (expense), net	1.4	(2.6)
Interest expense, net	(53.9)	(59.7)
Earnings from continuing operations before income taxes	212.9	164.1
Income tax expense	(45.9)	(33.8)
Earnings from continuing operations	167.0	130.3
Loss on discontinued operations, net of tax	(1.0)	(0.9)
Net earnings	166.0	129.4
Earnings attributable to noncontrolling interest	(0.5)	(0.5)
Net earnings attributable to Vulcan	$165.5	$128.9
Other comprehensive income, net of tax
Amortization of accumulated cash flow hedge losses	0.5	0.4
Amortization of accumulated benefit plan costs	0.9	1.0
Other comprehensive income	1.4	1.4
Comprehensive income	167.4	130.8
Comprehensive earnings attributable to noncontrolling interest	(0.5)	(0.5)
Comprehensive income attributable to Vulcan	$166.9	$130.3
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$1.27	$0.98
Discontinued operations	0.00	(0.01)
Net earnings	$1.27	$0.97
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$1.27	$0.98
Discontinued operations	(0.01)	(0.01)
Net earnings	$1.26	$0.97
Weighted-average common shares outstanding
Basic	130.7	132.4
Assuming dilution	131.2	133.0
Effective tax rate from continuing operations	21.6%	20.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Form 10-Q	2

Part I Financial Information
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows

Unaudited	Three Months Ended March 31

in millions	2026	2025

Operating Activities
Net earnings	$166.0	$129.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	170.3	186.4
Noncash operating lease expense	13.5	13.5
Net (gain) loss on sale of property, plant & equipment and businesses	0.3	(7.4)
Contributions to pension plans	(0.8)	(1.2)
Share-based compensation expense	15.5	13.9
Deferred income taxes, net	3.3	(1.8)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(130.5)	(85.2)
Other, net	3.5	3.9
Net cash provided by operating activities	$241.1	$251.5
Investing Activities
Purchases of property, plant & equipment	(176.5)	(168.0)
Proceeds from sale of property, plant & equipment	1.6	17.7
Proceeds from sale of businesses	0.0	19.0
Payment for businesses acquired, net of acquired cash and adjustments	0.0	4.7
Other, net	0.0	0.1
Net cash used for investing activities	$(174.9)	$(126.5)
Financing Activities
Proceeds from short-term debt	197.0	0.0
Payment of short-term debt and other financing obligations	(50.0)	0.0
Payment of current maturities and long-term debt	(0.4)	(400.4)
Payment of finance leases	(3.3)	(2.9)
Purchases of common stock	(149.5)	(38.1)
Dividends paid	(67.9)	(66.0)
Share-based compensation, shares withheld for taxes	(37.8)	(25.4)
Other, net	0.0	(0.1)
Net cash used for financing activities	$(111.9)	$(532.9)
Net decrease in cash and cash equivalents and restricted cash	(45.7)	(407.9)
Cash and cash equivalents and restricted cash at beginning of year	189.4	600.8
Cash and cash equivalents and restricted cash at end of period	$143.7	$192.9
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

3	Form 10-Q

Part I Financial Information
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
We operate primarily in the United States, and our principal product—aggregates—is used in most types of public and private construction projects and in the production of asphalt mix and ready-mixed concrete. Our primary focus is serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment. These three demographic factors are significant drivers of demand for aggregates. While aggregates is our focus and primary business, we produce and sell aggregates-intensive asphalt mix and/or ready-mixed concrete products in certain markets.
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards, if any, as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited financial statement, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
Operating results for the three month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after March 31, 2026 will be reflected in management’s estimates for future periods.
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
Accounts and Notes Receivable
Allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historic experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. Allowances for credit losses were $10.1 million, $10.5 million and $13.0 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Form 10-Q	4

Part I Financial Information
Inventories
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	March 31 2026	December 31 2025	March 31 2025

Finished products	$564.1	$557.7	$570.3
Raw materials	41.0	36.7	65.7
Products in process	6.7	5.4	10.3
Operating supplies and other	84.0	80.7	74.7
Total inventories	$695.8	$680.5	$721.0
Discontinued Operations
In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended March 31

in millions	2026	2025

Pretax loss	$(1.4)	$(1.3)
Income tax benefit	0.4	0.4
Loss on discontinued operations, net of tax	$(1.0)	$(0.9)
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
Earnings Per Share (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended March 31

in millions	2026	2025

Weighted-average common shares outstanding	130.7	132.4
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.1	0.1
Other stock compensation awards	0.4	0.5
Weighted-average common shares outstanding, assuming dilution	131.2	133.0
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended March 31

in millions	2026	2025

Antidilutive common stock equivalents	0.1	0.1

5	Form 10-Q

Part I Financial Information
Property, Plant & Equipment
Property, plant & equipment are carried at cost less accumulated depreciation, depletion and amortization. Allowances for depreciation, depletion and amortization were $6,483.4 million, $6,356.1 million and $6,152.9 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

NOTE 2: LEASES
Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	March 31 2026	December 31 2025	March 31 2025

Assets [1]
Operating lease ROU assets		$686.0	$674.2	$711.9
Accumulated amortization		(160.1)	(152.7)	(145.9)
Operating leases, net	Operating lease right-of-use assets, net	525.9	521.5	566.0
Finance lease ROU assets		23.8	35.3	52.2
Accumulated depreciation		(11.6)	(18.6)	(23.8)
Finance leases, net	Property, plant & equipment, net	12.2	16.7	28.4
Total lease assets		$538.1	$538.2	$594.4
Liabilities [1]
Current
Operating leases	Other current liabilities	$45.6	$44.5	$51.2
Finance leases	Other current liabilities	4.3	5.8	10.7
Noncurrent
Operating leases	Noncurrent operating lease liabilities	525.8	522.6	556.1
Finance leases	Other noncurrent liabilities	5.6	5.0	6.9
Total lease liabilities		$581.3	$577.9	$624.9
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		18.8	18.9	18.7
Finance leases		2.5	2.4	2.1
Weighted-average discount rate
Operating leases		4.8%	4.8%	4.7%
Finance leases		4.4%	4.0%	3.4%
1.Balances at March 31, 2026 and December 31, 2025 exclude lease assets and liabilities classified as held for sale as detailed in Note 16.

Form 10-Q	6

Part I Financial Information
Our lease agreements do not contain material residual value guarantees, restrictive covenants or early termination options. In addition to the lease assets and liabilities presented in the table above, we entered into an agreement to lease a terminal in California and expect to have all permits in place associated with all lease commencement options by the second half of 2026.
The components of lease expense are as follows:

	Three Months Ended March 31

in millions	2026	2025

Finance lease cost
Depreciation of right-of-use assets	$1.7	$2.1
Interest on lease liabilities	0.1	0.2
Operating lease cost	20.7	20.4
Short-term lease cost [1]	10.4	12.1
Variable lease cost	4.8	4.0
Sublease income	(1.0)	(0.9)
Sale and leaseback gain	0.0	(4.6)
Total lease expense	$36.7	$33.3
1.Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).
Cash paid for operating leases was $20.6 million and $20.0 million for the three months ended March 31, 2026 and 2025, respectively. Cash paid for finance leases (principal and interest) was $3.4 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
In the first quarter of 2026, we recorded income tax expense from continuing operations of $45.9 million compared to $33.8 million in the first quarter of 2025. The increase in tax expense was primarily due to the increase in pretax earnings in 2026.
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2025, Calica had deferred tax assets (including net operating losses) of $37.3 million against which we have a full valuation allowance recorded. In 2026, we project a $6.3 million increase in deferred tax assets against which we have recorded a valuation allowance as a component of the EAETR. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2036 if not utilized. Should the Mexican government lift the shutdown and/or if we are successful in our North American Free Trade Agreement (NAFTA) claim, we will reevaluate the need for a valuation allowance against the deferred tax assets.
Additionally, Calica is under examination by the Mexican Servicio de Administración Tributaria (SAT) for tax years 2018 and 2019. In the fourth quarter of 2025, SAT issued Calica an audit findings letter for 2018. Among other claims, SAT asserts that Calica had no right to mine and has denied its cost of goods sold deduction. We have recognized the full tax benefit associated with Calica’s cost of goods sold deduction in Mexico, as we believe it is more likely than not that the position will be sustained based upon the technical merits of the position. This position is strictly binary as our tax liability hinges entirely on the legal basis that Calica had the necessary rights to conduct its mining operations during the period in question. Should we be unsuccessful in defending this tax position related to the 2018 audit, we may incur a one-time cash outflow and tax expense of approximately $35 million, which includes $23 million of interest and penalties.

7	Form 10-Q

Part I Financial Information
We project Alabama NOL carryforward deferred tax assets at December 31, 2026 of $44.5 million against which we have a valuation allowance of $32.4 million. We expect $9.5 million of the Alabama NOL carryforward to expire in 2026 resulting in a tax benefit of $0.8 million (recorded as a component of the EAETR) compared to the previous amount of valuation allowance recorded. Almost all of the Alabama NOL carryforward would expire between 2026 and 2029 if not utilized.
In August 2022, the Inflation Reduction Act (IRA) was signed into law, effective for tax years beginning on or after January 1, 2023. The IRA introduced a corporate alternative minimum tax (CAMT) of 15% applicable to corporations with adjusted financial statement income (AFSI) in excess of $1 billion determined on a prior three-year average. In 2026, we anticipate our average AFSI will exceed the applicable threshold which subjects us to CAMT for the current year and all future years. However, we do not expect to pay any CAMT in 2026.
In July 2025, President Trump signed into law H.R.1 - One Big Beautiful Bill Act. Certain provisions relevant to us became effective beginning January 1, 2026, but none are material to our effective tax rate.
A summary of our deferred tax assets and liabilities is included in Note 9 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our segment total revenues by geographic market for the three month periods ended March 31, 2026 and 2025 are disaggregated as follows:

	Three Months Ended March 31, 2026

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$378.4	$25.8	$65.6	$469.8
Gulf Coast revenues	834.1	41.7	2.1	877.9
West revenues	238.0	148.3	119.8	506.1
Segment sales	$1,450.5	$215.8	$187.5	$1,853.8
Intersegment sales	(97.9)	0.0	0.0	(97.9)
Total revenues [1]	$1,352.6	$215.8	$187.5	$1,755.9

	Three Months Ended March 31, 2025

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$395.9	$24.3	$70.3	$490.5
Gulf Coast revenues	738.6	52.4	1.6	792.6
West revenues	201.4	132.0	105.1	438.5
Segment sales	$1,335.9	$208.7	$177.0	$1,721.6
Intersegment sales	(87.0)	0.0	0.0	(87.0)
Total revenues [1]	$1,248.9	$208.7	$177.0	$1,634.6
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
West market — Arizona, California, Hawaii, New Mexico and British Columbia (Canada)

Form 10-Q	8

Part I Financial Information
Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $43.7 million (2.5% of total revenues) and $44.8 million (2.7% of total revenues) for the three months ended March 31, 2026 and 2025, respectively.
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
Freight & delivery revenues are as follows:

	Three Months Ended March 31

in millions	2026	2025

Total revenues	$1,755.9	$1,634.6
Freight & delivery revenues [1]	(238.7)	(219.8)
Total revenues excluding freight & delivery	$1,517.2	$1,414.8
1.Includes freight & delivery to remote distribution sites.
Construction Paving Service Revenues
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at March 31, 2026 and 2025 were $204.2 million and $229.9 million, respectively. The remaining period to complete the obligations at March 31, 2026 ranged from 1 month to 28 months.
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
Volumetric Production Payment Deferred Revenues
In 2013 and 2012, we sold a percentage interest in certain future aggregates production for net cash proceeds of $226.9 million. These transactions, structured as volumetric production payments (VPPs):
•relate to eight quarries in Georgia and South Carolina
•provide the purchaser solely with a nonoperating percentage interest in the subject quarries’ future aggregates production
•contain no minimum annual or cumulative guarantees by us for production or sales volume, nor minimum sales price
•are both volume and time limited

9	Form 10-Q

Part I Financial Information
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
Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended March 31

in millions	2026	2025

Deferred revenue balance at beginning of period	$138.1	$145.3
Revenue recognized from deferred revenue	(1.6)	(1.6)
Deferred revenue balance at end of period	$136.5	$143.7
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending March 31, 2027 (reflected in other current liabilities in our March 31, 2026 Condensed Consolidated Balance Sheet).
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets subject to fair value measurement on a recurring basis are summarized below:

in millions	March 31 2026	December 31 2025	March 31 2025

Level 1 Fair Value
Rabbi Trust
Mutual funds	$44.9	$42.6	$36.2
Total	$44.9	$42.6	$36.2
Level 2 Fair Value
Rabbi Trust
Money market mutual fund	$1.4	$2.1	$3.6
Total	$1.4	$2.1	$3.6
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
Net gains of the Rabbi Trusts’ investments were $1.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Unrealized gains on investments held by the Rabbi Trusts at March 31, 2026 and 2025 were $1.2 million and $3.1 million, respectively.

Form 10-Q	10

Part I Financial Information
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
In prior periods, we entered into interest rate locks of future debt issuances to hedge the risk of higher interest rates. These interest rate locks were designated as cash flow hedges. The gain/loss upon settlement of these cash flow hedges is deferred (recorded in accumulated other comprehensive income (loss) (AOCI)) and amortized to interest expense over the term of the related debt.
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended March 31

		2026	2025

Loss reclassified from AOCI	Interest expense	$(0.6)	$(0.6)
For the twelve-month period ending March 31, 2027, we estimate that $2.5 million of the $15.5 million net of tax loss in AOCI will be reclassified to interest expense.

11	Form 10-Q

Part I Financial Information
NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	March 31 2026	December 31 2025	March 31 2025

Bank line of credit expires 2029		$0.0	$0.0	$0.0
Commercial paper expires 2029		197.0	0.0	0.0
Total short-term debt		$197.0	$0.0	$0.0
Commercial paper expires 2029 [1]		0.0	0.0	550.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
4.95% notes due 2029	5.17%	500.0	500.0	500.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
5.35% notes due 2034	5.48%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
5.70% notes due 2054	5.82%	750.0	750.0	750.0
Other notes		0.0	0.5	0.6
Total long-term debt - face value		$4,440.1	$4,440.6	$4,990.7
Unamortized discounts and debt issuance costs		(77.1)	(78.5)	(82.3)
Total long-term debt - book value		$4,363.0	$4,362.1	$4,908.4
Current maturities		0.0	(0.4)	(0.5)
Total long-term debt - reported value		$4,363.0	$4,361.7	$4,907.9
Estimated fair value of long-term debt		$4,243.0	$4,333.3	$4,794.5
1.Borrowings on the commercial paper program are classified as long-term if we have the intent and ability to extend payment beyond twelve months.
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $1.3 million and $1.4 million of net interest expense for these items for the three months ended March 31, 2026 and 2025, respectively.
Line of Credit and Commercial Paper Program
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of March 31, 2026, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of March 31, 2026, we had $197.0 million in short-term commercial paper borrowings with a 3.95% effective interest rate.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of March 31, 2026, we were in compliance with the line of credit covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of March 31, 2026, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.

Form 10-Q	12

Part I Financial Information
As of March 31, 2026, our available borrowing capacity under the line of credit was $1,576.9 million. Utilization of the borrowing capacity was as follows:
•None was borrowed
•$23.1 million was used to support standby letters of credit
Term Debt
All of our $4,440.1 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of March 31, 2026, we were in compliance with all term debt covenants.
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
Additionally, in February 2026, we paid a $50.0 million note payable (included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2025) related to an acquisition completed in 2022.
Standby Letters of Credit
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Except for $1.1 million of letters of credit related to acquisitions completed in 2024, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit as of March 31, 2026 are summarized by purpose in the table below:

in millions

Risk management insurance	$9.8
Reclamation/restoration requirements	14.4
Total standby letters of credit	$24.2

13	Form 10-Q

Part I Financial Information
NOTE 8: COMMITMENTS AND CONTINGENCIES
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the operating interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As stated in Note 2, our lease liabilities totaled $581.3 million as of March 31, 2026.
As summarized by purpose in Note 7, our standby letters of credit totaled $24.2 million as of March 31, 2026.
As described in Note 9, our asset retirement obligations totaled $460.0 million as of March 31, 2026.
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

in millions	March 31 2026	December 31 2025	March 31 2025

Continuing operations	$45.6	$45.7	$47.7
Retained from former Chemicals business	8.4	8.4	8.3
Total accrued environmental remediation costs	$54.0	$54.1	$56.0
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
•LOWER PASSAIC RIVER STUDY AREA (DISCONTINUED OPERATIONS and SUPERFUND SITE) — The Lower Passaic River Study Area is part of the Diamond Shamrock Superfund Site in New Jersey. Vulcan and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (draft RI/FS) of the lower 17 miles of the Passaic River (River). The draft RI/FS was submitted recommending a targeted hot spot remedy; however, the EPA issued a record of decision in March 2016 that calls for a bank-to-bank dredging remedy for the lower 8 miles of the River. The EPA estimates that the cost of implementing this proposal is $1.38 billion. In September 2016, the EPA entered into an Administrative Settlement Agreement and Order on Consent with Occidental Chemical Corporation (Occidental) in which Occidental agreed to undertake the remedial design for this bank-to-bank dredging remedy and to reimburse the United States for certain response costs.
Efforts to investigate and remediate the River have been underway for many years and have involved hundreds of entities that have had operations on or near the River at some point during the past several decades. We formerly owned a chemicals

Form 10-Q	14

Part I Financial Information
operation near the mouth of the River, which was sold in 1974. The major risk drivers in the River have been identified to include dioxins, PCBs, DDx and mercury. We did not manufacture any of these risk drivers and have no evidence that any of these were discharged into the River by Vulcan.
In 2021, certain PRPs, including Vulcan, received a joint confidential settlement demand from the EPA/Department of Justice (DOJ). Vulcan and certain of the other PRPs that received the joint confidential settlement demand reached an agreement to settle with the EPA/DOJ and negotiated a Consent Decree. The court granted the motion to enter the Consent Decree in December 2024. Occidental thereafter filed an appeal challenging the entry of the Consent Decree. The appeal remains pending. Vulcan’s portion of the settlement is within the immaterial loss recorded for this matter in 2015.
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
•HEWITT LANDFILL MATTER (SUPERFUND SITE) — In 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Calmat Co., a Vulcan subsidiary (hereinafter Vulcan), to assess, monitor, cleanup, and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles.
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
The EPA and Vulcan entered into a 2017 Administrative Order on Consent (AOC) for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) wellfield. Thereafter, LADWP proposed and ultimately constructed two water production and well head treatment facilities—the NHW system and the North Hollywood Central (NHC) system—at LADWP wellfields located near the Hewitt Landfill. After significant evaluation of the likely effect of LADWP’s water production facilities on other previously-feasible remediation options and the exchange of numerous workplans and evaluation reports, Vulcan submitted an ADP to the EPA in 2025. The ADP relies upon the RWQCB-approved expansion of the onsite Hewitt remedy and, necessarily, the two well head treatment systems operated by LADWP as the preferred method to address the off-site impacts that were the target of the 2017 AOC. The ADP further contemplates an agreement on the coordination of the operation of the onsite Hewitt remedy and LADWP’s well head treatment systems. The EPA, Vulcan, and LADWP continue to engage in a dialogue regarding the coordination of the systems. At this time, we cannot reasonably estimate a range of a loss pertaining to potential work completed at the direction of the EPA.
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

15	Form 10-Q

Part I Financial Information
capital cost of the NHW system is estimated at $92 million, and the capital cost of the NHC system is estimated at $245 million. LADWP has also alleged that it incurred damages related to investigation and monitoring costs and its historical inability to use water in the vicinity of its wellfields. LADWP’s investigation and monitoring allegations include its publicly-reported six-year $11.5 million Groundwater System Improvement Study and the installation and monitoring of 26 wells in support of the study, for which LADWP has reported costs of an additional $22 million. Additionally, both systems will incur significant costs for operation and maintenance. LADWP presented a demand to Vulcan in January 2026 that included actual costs in excess of these publicly-reported estimates.
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
A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown (see Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Known Trends or Uncertainties"). In July 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. A hearing on the merits of the ancillary claim took place in August 2023. We expect that the NAFTA arbitration tribunal will issue a decision on the claim and ancillary claim during 2026.
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

Form 10-Q	16

Part I Financial Information
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended March 31

in millions	2026	2025

ARO Operating Costs
Accretion	$5.0	$4.3
Depreciation	3.7	3.9
Total ARO operating costs	$8.7	$8.2
ARO operating costs are reported in cost of revenues. ARO liabilities are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our ARO liabilities are as follows:

	Three Months Ended March 31

in millions	2026	2025

Asset Retirement Obligations
ARO liability balance at beginning of period	$456.5	$427.4
Liabilities incurred	0.0	0.0
Liabilities settled	(3.0)	(5.9)
Accretion expense	5.0	4.3
Revisions, net	1.5	3.7
ARO liability balance at end of period	$460.0	$429.5

17	Form 10-Q

Part I Financial Information
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
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended March 31

in millions	2026	2025

Service cost	$0.5	$0.5
Interest cost	7.8	8.3
Expected return on plan assets	(9.0)	(7.8)
Amortization of actuarial loss	1.2	1.2
Net periodic pension benefit cost	$0.5	$2.2
Pretax amortization from AOCI	$1.2	$1.2
Contributions to pension plans, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans and qualified plan contributions of $0.8 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31

in millions	2026	2025

Service cost	$0.5	$0.6
Interest cost	0.4	0.5
Amortization of prior service cost	0.4	0.4
Amortization of actuarial gain	(0.4)	(0.3)
Net periodic postretirement benefit cost	$0.9	$1.2
Pretax amortization from AOCI	$0.0	$0.1
Defined Contribution Plans
In addition to our pension and postretirement plans, we sponsor six defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $21.0 million and $17.0 million for the three months ended March 31, 2026 and 2025, respectively (reported within other current liabilities in our accompanying Condensed Consolidated Balance Sheets).

Form 10-Q	18

Part I Financial Information
NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in AOCI, net of tax, are as follows:

in millions	March 31 2026	December 31 2025	March 31 2025

Cash flow hedges	$(15.5)	$(16.0)	$(17.3)
Pension and postretirement plans	(108.7)	(109.6)	(108.7)
Total AOCI	$(124.2)	$(125.6)	$(126.0)
Changes in AOCI, net of tax, for the three months ended March 31, 2026 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

AOCI Balances as of December 31, 2025	$(16.0)	$(109.6)	$(125.6)
Amounts reclassified from AOCI	0.5	0.9	1.4
AOCI Balances as of March 31, 2026	$(15.5)	$(108.7)	$(124.2)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended March 31

in millions	2026	2025

Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$0.6	$0.6
Benefit from income taxes	(0.1)	(0.2)
Total	$0.5	$0.4
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$1.2	$1.3
Benefit from income taxes	(0.3)	(0.3)
Total	$0.9	$1.0
Total reclassifications from AOCI to earnings	$1.4	$1.4

19	Form 10-Q

Part I Financial Information
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
There were no shares held in treasury as of March 31, 2026, December 31, 2025, or March 31, 2025.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average price	March 31 2026	December 31 2025	March 31 2025

Number of shares purchased and retired	0.5	1.5	0.2
Total purchase price [1]	$149.5	$438.4	$38.1
Average price per share	$296.47	$283.82	$224.36
1.The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of March 31, 2026, 4,768,487 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended March 31

in millions, except per share data	2026	2025

Total Shareholders' Equity
Balance at beginning of period	$8,525.1	$8,118.6
Net earnings attributable to Vulcan	165.5	128.9
Share-based compensation plans, net of shares withheld for taxes	(37.9)	(24.6)
Purchase and retirement of common stock	(150.4)	(38.1)
Share-based compensation expense	15.5	13.9
Cash dividends on common stock ($0.52/$0.49 per share, respectively)	(67.9)	(66.0)
Other comprehensive income	1.4	1.4
Balance at end of period	$8,451.3	$8,134.1
Noncontrolling Interest
Balance at beginning of period	$23.8	$23.9
Earnings attributable to noncontrolling interest	0.5	0.5
Other noncontrolling interest	0.1	0.0
Balance at end of period	$24.4	$24.4
Total Equity
Balance at end of period	$8,475.7	$8,158.5

Form 10-Q	20

Part I Financial Information
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
Segment Financial Disclosure

	Three Months Ended March 31

in millions	2026	2025

Total Revenues
Aggregates [1]	$1,450.5	$1,335.9
Asphalt [2]	215.8	208.7
Concrete	187.5	177.0
Segment sales	$1,853.8	$1,721.6
Aggregates intersegment sales	(97.9)	(87.0)
Total	$1,755.9	$1,634.6
Cost of Revenues
Aggregates	$(952.3)	$(891.6)
Asphalt	(203.6)	(203.9)
Concrete	(177.3)	(173.8)
Total	$(1,333.2)	$(1,269.3)
Gross Profit
Aggregates	$400.3	$357.3
Asphalt	12.2	4.8
Concrete	10.2	3.2
Total	$422.7	$365.3
Reconciliation to Pretax Earnings
Selling, administrative and general expenses	$(135.7)	$(138.3)
Other operating expense, net	(21.6)	(0.6)
Other nonoperating income (expense), net	1.4	(2.6)
Interest expense, net	(53.9)	(59.7)
Earnings from continuing operations before income taxes	$212.9	$164.1
1.Includes product sales (crushed stone, sand and gravel, sand and other aggregates), freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to our aggregates business.
2.Includes product sales as well as service revenues (see Note 4) from our asphalt construction paving business.

21	Form 10-Q

Part I Financial Information
Segment Financial Disclosure (Continued)

	Three Months Ended March 31

in millions	2026	2025

Depreciation, Depletion, Accretion and Amortization [1]
Aggregates	$145.9	$150.4
Asphalt	11.2	12.0
Concrete	4.0	15.4
Other	9.2	8.6
Total	$170.3	$186.4
Capital Expenditures [2]
Aggregates	$73.4	$91.2
Asphalt	6.0	5.1
Concrete	1.9	6.8
Corporate	9.1	2.2
Total	$90.4	$105.3
Identifiable Assets [3]
Aggregates	$14,415.2	$14,351.9
Asphalt	733.8	815.0
Concrete	1,037.3	1,043.3
Total identifiable assets	$16,186.3	$16,210.2
General corporate assets	342.9	309.0
Cash and cash equivalents and restricted cash	143.7	192.9
Total	$16,672.9	$16,712.1
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

Form 10-Q	22

Part I Financial Information
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Three Months Ended March 31

in millions	2026	2025

Cash Payments [1]
Interest (exclusive of amount capitalized)	$13.4	$27.9
Income taxes	2.6	1.7
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$37.7	$33.2
Recognition of new and revised lease obligations:
Operating lease right-of-use assets	17.4	54.0
Finance lease right-of-use assets	1.9	2.7
Consideration payable to seller in business acquisitions	0.0	6.7
1.Excludes changes in accruals.
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
There were no charges for goodwill impairment in the three-month periods ended March 31, 2026 or 2025. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 million in our Concrete segment).
Changes in the carrying amount of goodwill by reportable segment from December 31, 2025 to March 31, 2026 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total

Goodwill at December 31, 2025	$3,666.0	$91.6	$23.3	$3,780.9
Goodwill of acquired businesses	0.0	0.0	0.0	0.0
Goodwill of divested businesses	0.0	0.0	0.0	0.0
Goodwill at March 31, 2026	$3,666.0	$91.6	$23.3	$3,780.9

23	Form 10-Q

Part I Financial Information
NOTE 16: ACQUISITIONS AND DIVESTITURES
Business Acquisitions
2026 BUSINESS ACQUISITIONS — Through the three months ended March 31, 2026, we completed no business acquisitions.
2025 BUSINESS ACQUISITIONS — During 2025, we completed no business acquisitions.
Divestitures and Pending Divestitures
In the first quarter of 2025, we sold non-strategic aggregates locations in rural West Texas with limited reserves resulting in an immaterial gain.
During the fourth quarter of 2025, we entered into an agreement for the disposition of our ready-mixed concrete businesses in California. Subject to obtaining regulatory approvals and the satisfaction of other customary closing conditions, we expect to close this transaction in the first half of 2026. The probable divestiture of these assets and liabilities was presented as held for sale in the accompanying Condensed Balance Sheet at March 31, 2026 and December 31, 2025. The fair value less cost to sell exceeded the carrying value of the assets and liabilities held for sale. The carrying value of the major classes of assets and liabilities classified as held for sale as of March 31, 2026 and December 31, 2025 are as follows:

in millions	March 31 2026	December 31 2025	March 31 2025

Held for Sale
Inventory	$5.9	$5.9	$0.0
Land and land improvements, net	129.2	138.1	0.0
Buildings, machinery and equipment, net	150.4	150.2	0.0
Operating leases, net	26.3	27.5	0.0
Finance leases, net	6.0	6.2	0.0
Amortizable intangible assets, net	379.7	379.7	0.0
Other assets, net	0.7	0.9	0.0
Total assets held for sale	$698.2	$708.5	$0.0
Current operating lease liabilities	$(4.4)	$(4.6)	$0.0
Current finance lease liabilities	(1.6)	(1.8)	0.0
Noncurrent operating lease liabilities	(21.2)	(22.3)	0.0
Noncurrent finance lease liabilities	(0.3)	(0.6)	0.0
Total liabilities held for sale	$(27.5)	$(29.3)	$0.0

Form 10-Q	24

Part I Financial Information
NOTE 17: NEW ACCOUNTING STANDARDS
Accounting Standards Recently Adopted
None.
Accounting Standards Pending Adoption
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2024-03, "Disaggregation of Income Statement Expenses," which requires disaggregated disclosure of prescribed expense categories within relevant income statement captions. The new standard is effective for fiscal years beginning after December 15, 2026 and is to be applied prospectively. We are assessing the effect of this ASU on our consolidated financial statements and related disclosures.
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

25	Form 10-Q

Part I Financial Information

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

Form 10-Q	26

Part I Financial Information
Executive Summary
FINANCIAL HIGHLIGHTS FOR FIRST QUARTER 2026
Compared to first quarter of 2025:
•Total revenues increased $121.3 million, or 7%, to $1,755.9 million
•Gross profit increased $57.4 million, or 16%, to $422.7 million
•Aggregates segment sales increased $114.6 million, or 9%, to $1,450.5 million
•Aggregates segment freight-adjusted revenues increased $87.0 million, or 8%, to $1,139.0 million
•Shipments increased 5%, or 2.2 million tons, to 50.0 million tons
•Freight-adjusted sales price increased 3.5%, or $0.77 per ton, to $22.80
•Aggregates segment gross profit increased $43.0 million, or 12%, to $400.3 million
•Unit profitability (as measured by gross profit per ton) increased 7% to $8.01 per ton
•Asphalt and Concrete segment gross profit increased $14.4 million to $22.4 million, collectively
•Selling, administrative and general (SAG) expenses decreased $2.6 million and decreased 80 basis points as a percentage of total revenues
•Operating earnings increased $39.0 million, or 17%, to $265.4 million
•Earnings attributable to Vulcan from continuing operations were $1.27 per diluted share compared to $0.98 per diluted share
•Adjusted earnings attributable to Vulcan from continuing operations were $1.35 per diluted share compared to $1.00 per diluted share
•Net earnings attributable to Vulcan were $165.5 million, an increase of $36.6 million, or 28%
•Adjusted EBITDA was $447.1 million, an increase of $36.2 million, or 9%
•Returned capital to shareholders via dividends of $67.9 million at $0.52 per share versus $66.0 million at $0.49 per share
•Returned capital to shareholders via share repurchases of $149.5 million at $296.47 average price per share compared to $38.1 million at $224.36 average price per share
The combination of our advantaged aggregates-led business and consistent focus on our strategic disciplines resulted in a 28% improvement in net earnings attributable to Vulcan, 9% growth in Adjusted EBITDA, and a 40 basis point expansion in Adjusted EBITDA margin in the first quarter. Our strategy and execution, enhanced by innovation and technology, position us well to deliver strong earnings growth and cash generation. With this focus, and the financial strength and flexibility to grow, we will continue to drive sustainable value creation and win the future in aggregates.
Through the first three months, cash provided by operating activities was $241.1 million. Capital expenditures for maintenance and growth projects were $90.4 million in the first quarter. We returned $67.9 million to shareholders through dividends (a 3% increase versus the prior year) and $149.5 million through share repurchases (a 292% increase versus the prior year). As of March 31, 2026, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 1.9 times (1.9 times on a net debt basis, reflecting $143.7 million of cash on hand). Our weighted-average debt maturity was 13.1 years, and our weighted-average effective interest rate was 4.99%.
On a trailing-twelve months basis, return on invested capital of 16.0% decreased 20 basis points over the prior year primarily as a result of acquisitions completed in the fourth quarter of 2024.
We remain well positioned for continued growth with a strong liquidity position and balance sheet profile.
OUTLOOK
We reiterate our full-year outlook to deliver between $2.4 and $2.6 billion of Adjusted EBITDA. Our execution in the first quarter, in addition to a healthy backlog supported by large projects and public construction activity, gives us good momentum heading into the rest of the year. We continue to monitor the potential impacts from geopolitical uncertainty but, as always, will remain focused on what we can control to drive durable growth.

27	Form 10-Q

Part I Financial Information
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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended March 31

in millions, except per share and per unit data	2026	2025

Total revenues	$1,755.9	$1,634.6
Cost of revenues	(1,333.2)	(1,269.3)
Gross profit	422.7	365.3
Gross profit margin	24.1%	22.3%
Selling, administrative and general expenses	(135.7)	(138.3)
SAG as a percentage of total revenues	7.7%	8.5%
Gain (loss) on sale of property, plant & equipment and businesses	(0.3)	7.4
Operating earnings	265.4	226.4
Interest expense, net	(53.9)	(59.7)
Earnings from continuing operations before income taxes	212.9	164.1
Income tax expense	(45.9)	(33.8)
Effective tax rate from continuing operations	21.6%	20.6%
Earnings from continuing operations	167.0	130.3
Loss on discontinued operations, net of tax	(1.0)	(0.9)
Earnings attributable to noncontrolling interest	(0.5)	(0.5)
Net earnings attributable to Vulcan	$165.5	$128.9
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$1.27	$0.98
Discontinued operations	(0.01)	(0.01)
Net earnings	$1.26	$0.97
EBITDA [1]	$435.1	$408.4
Adjusted EBITDA [1]	$447.1	$410.9
Average Sales Price and Unit Shipments
Aggregates
Tons	50.0	47.8
Freight-adjusted sales price	$22.80	$22.03
Asphalt Mix
Tons	2.3	2.2
Average sales price	$83.71	$81.32
Ready-mixed concrete
Cubic yards	1.0	0.9
Average sales price	$190.45	$189.38
1.Non-GAAP measures are defined and reconciled within this Item 2 under the caption "Reconciliation of Non-GAAP Financial Measures."

Form 10-Q	28

Part I Financial Information
FIRST QUARTER 2026 COMPARED TO FIRST QUARTER 2025
First quarter 2026 total revenues were $1,755.9 million, up 7% from the first quarter of 2025. Shipments increased in aggregates (+5%), asphalt mix (+2%) and ready-mixed concrete (+6%). Gross profit increased in the Aggregates segment (+$43.0 million or 12%), the Asphalt segment (+$7.4 million or 157%) and the Concrete segment (+$7.0 million or 219%).
Net earnings attributable to Vulcan for the first quarter of 2026 were $165.5 million, or $1.26 per diluted share, compared to $128.9 million, or $0.97 per diluted share, in the first quarter of 2025. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the first quarter of 2026 include:
•pretax charges of $2.0 million associated with divested operations
•pretax charges of $8.6 million related to CEO transition and reorganization charges
•pretax loss on discontinued operations of $1.4 million
•$2.2 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first quarter of 2025 include:
•pretax charges of $1.2 million associated with non-routine acquisitions
•pretax loss on discontinued operations of $1.3 million
•$1.7 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) were $1.35 per diluted share for the first quarter of 2026 compared to $1.00 per diluted share for the first quarter of 2025.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the first quarter of 2026 versus the first quarter of 2025 are summarized below:

in millions

First quarter 2025	$164.1
Higher aggregates gross profit	43.0
Higher asphalt gross profit	7.4
Higher concrete gross profit	7.0
Lower selling, administrative and general expenses	2.6
Lower gain on sale of property, plant & equipment and businesses	(7.7)
Lower interest expense, net	5.8
All other	(9.3)
First quarter 2026	$212.9
Widespread pricing growth and effective cost control from operational execution led to a 3% improvement in aggregates cash gross profit per ton, from $10.63 per ton in the prior year to $10.93 per ton in the first quarter of 2026. First quarter Aggregates segment gross profit increased 12% to $400.3 million ($8.01 on a per ton basis), and gross profit margin expanded 90 basis points to 27.6%. On a trailing-twelve months basis, cash gross profit per ton was $11.38, increasing 4% over the prior year.
As compared to the prior year, first quarter aggregates shipments increased 5%, supported by large projects and continued growth in public construction activity, as well as the benefit of more typical weather in some markets. Shipments in the prior year's first quarter were impacted by severe winter weather conditions.
Price increases effective at the beginning of the year resulted in widespread pricing growth across our footprint. Aggregates freight-adjusted selling prices increased 3.5% compared to the prior year (4.1% on a mix-adjusted basis). Consistent with expectations, first quarter freight-adjusted unit cost of sales increased a modest 2% (4% on a unit cash cost of sales basis).
On a trailing-twelve months basis, aggregates unit cash cost of sales increased 4%, from $10.40 to $10.77 per ton. We remain focused on managing costs that we can control and improving operating efficiencies.
Overall, non-aggregates segments gross profit of $22.4 million was $14.4 million higher than the prior year’s first quarter.

29	Form 10-Q

Part I Financial Information
Asphalt segment gross profit was $12.2 million (a 157% improvement over the prior year), and cash gross profit was $23.4 million (a 39% improvement over the prior year). Gross profit margin remained strong and expanded to 5.7%. Gross profit per ton increased 152%, and cash gross profit per ton improved 36%. First quarter results in the prior year included our Houston asphalt and construction business that was divested in the fourth quarter of 2025.
Concrete segment gross profit was $10.2 million, and cash gross profit was $14.2 million. Gross profit margin expanded to 5% and unit gross profit increased 202%, while unit cash gross profit decreased 28%. First quarter results included our California ready-mixed concrete business which is classified as held for sale (see Note 16 to the condensed consolidated financial statements). The disposition of these assets is expected to close in the second quarter of 2026, subject to final regulatory approvals and other customary closing conditions.
SAG expense was $135.7 million for the first quarter compared to $138.3 million in the prior year. For the quarter, SAG expense as a percent of total revenues improved 80 basis points, to 7.7%. On a trailing-twelve months basis, SAG expense was 7.0% of total revenues, a 20 basis point improvement from the prior year.
Gain (loss) on sale of property, plant & equipment and businesses was $(0.3) million in the first quarter of 2026 compared to $7.4 million in the first quarter of 2025.
Net other operating expense, which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected, and rental income, was $21.3 million of expense for the first quarter of 2026 compared to $8.0 million of expense in the first quarter of 2025. The first quarter of 2026 included $8.6 million of employee termination and other discrete charges directly related to organizational changes resulting from the appointment of our new Chief Executive Officer, effective January 1, 2026.
Net other nonoperating income (expense) was $1.4 million of income for the first quarter of 2026 compared to $(2.6) million of expense in the first quarter of 2025.
Net interest expense was $53.9 million in the first quarter of 2026 compared to $59.7 million in the first quarter of 2025. The reduction in interest expense was attributable to reduced debt levels.
Income tax expense from continuing operations was $45.9 million in the first quarter of 2026 compared to $33.8 million in the first quarter of 2025. The increase in tax expense was primarily due to the increase in pretax earnings in 2026.
Earnings attributable to Vulcan from continuing operations were $1.27 per diluted share in the first quarter of 2026 compared to $0.98 per diluted share in the first quarter of 2025.
DISCONTINUED OPERATIONS — First quarter pretax loss from discontinued operations was $1.4 million in 2026 compared with a pretax loss of $1.3 million in 2025. Both periods include charges related to general and product liability costs, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
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
Our industry is experiencing uncertainty due to rapid changes in global trade policies including announced tariff increases, potential additional tariff increases, potential new or renegotiated bilateral or multilateral trade agreements, and other measures that could restrict international trade. Additionally, on February 28, 2026, a military conflict commenced in the Middle East involving the United States, Israel and Iran. Although we have no operations in the Middle East, the ongoing geopolitical conflict in the region could lead to significant disruption of energy supplies and increases in global energy prices, which could heighten inflationary pressures and disrupt global supply chains. Economic pressures on our customers, including the challenges of inflation, heightened geopolitical tensions and the impact of tariffs and other trade measures, may negatively impact our shipment volumes. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business.

Form 10-Q	30

Part I Financial Information
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

	Three Months Ended March 31

in millions, except per ton data	2026	2025

Aggregates segment
Segment sales	$1,450.5	$1,335.9
Freight & delivery revenues [1]	(288.2)	(264.3)
Other revenues	(23.3)	(19.6)
Freight-adjusted revenues	$1,139.0	$1,052.0
Unit shipments - tons	50.0	47.8
Freight-adjusted sales price	$22.80	$22.03
1.At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

31	Form 10-Q

Part I Financial Information
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

	Three Months Ended March 31

in millions, except per unit data	2026	2025

Aggregates segment
Gross profit	$400.3	$357.3
Depreciation, depletion, accretion and amortization	145.9	150.4
Cash gross profit	$546.2	$507.7
Unit shipments - tons	50.0	47.8
Gross profit per ton	$8.01	$7.48
Freight-adjusted sales price	$22.80	$22.03
Cash gross profit per ton	10.93	10.63
Freight-adjusted cash cost of sales per ton	$11.87	$11.40
Asphalt segment
Gross profit	$12.2	$4.8
Depreciation, depletion, accretion and amortization	11.2	12.0
Cash gross profit	$23.4	$16.8
Unit shipments - tons	2.3	2.2
Gross profit per ton	$5.36	$2.13
Average sales price	$83.71	$81.32
Cash gross profit per ton	10.27	7.54
Cash cost of sales per ton	$73.44	$73.78
Concrete segment
Gross profit	$10.2	$3.2
Depreciation, depletion, accretion and amortization	4.0	15.4
Cash gross profit	$14.2	$18.6
Unit shipments - cubic yards	1.0	0.9
Gross profit per cubic yard	$10.34	$3.42
Average sales price	$190.45	$189.38
Cash gross profit per cubic yard	14.45	20.01
Cash cost of sales per cubic yard	$176.00	$169.37

Form 10-Q	32

Part I Financial Information
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

	Three Months Ended March 31		Trailing-Twelve Months March 31

in millions	2026	2025	2026	2025

Net earnings attributable to Vulcan	$165.5	$128.9	$1,113.2	$938.2
Income tax expense, including discontinued operations	45.5	33.4	317.9	253.8
Interest expense, net	53.9	59.7	220.5	190.9
Depreciation, depletion, accretion and amortization	170.3	186.4	732.4	667.7
EBITDA	$435.1	$408.4	$2,384.1	$2,050.6
Loss on discontinued operations	$1.4	$1.3	$6.2	$9.2
Gain on sale of real estate and businesses, net	0.0	0.0	(42.4)	(36.7)
Loss on impairments	0.0	0.0	0.0	86.6
Charges associated with divested operations	2.0	0.0	2.6	17.7
Acquisition related charges [1]	0.0	1.2	0.8	17.4
CEO transition and reorganization charges [2]	8.6	0.0	8.6	0.0
Adjusted EBITDA	$447.1	$410.9	$2,359.8	$2,144.7
Total revenues	$1,755.9	$1,634.6	$8,062.3	$7,506.6
Adjusted EBITDA margin	25.5%	25.1%	29.3%	28.6%
1.Represents charges associated with acquisitions requiring clearance under federal antitrust laws.
2.Represents employee termination and other discrete charges directly related to organizational changes resulting from the appointment of Ronnie Pruitt as Chief Executive Officer, effective January 1, 2026.
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

	Three Months Ended March 31

	2026	2025

Diluted net earnings per share attributable to Vulcan	$1.26	$0.97
Items included in Adjusted EBITDA above, net of tax	0.07	0.02
NOL carryforward valuation allowance	0.02	0.01
Adjusted diluted EPS attributable to Vulcan from continuing operations	$1.35	$1.00

33	Form 10-Q

Part I Financial Information
NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	March 31

in millions	2026	2025

Current maturities of long-term debt	$0.0	$0.5
Short-term debt	197.0	0.0
Long-term debt	4,363.0	4,907.9
Total debt	$4,560.0	$4,908.4
Cash and cash equivalents and restricted cash	(143.7)	(192.9)
Net debt	$4,416.3	$4,715.5
Trailing-Twelve Months (TTM) Adjusted EBITDA	$2,359.8	$2,144.7
Total Debt to TTM Adjusted EBITDA	1.9x	2.3x
Net Debt to TTM Adjusted EBITDA	1.9x	2.2x
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

	Trailing-Twelve Months

in millions	March 31 2026	March 31 2025

Adjusted EBITDA	$2,359.8	$2,144.7
Average invested capital
Property, plant & equipment, net	$8,386.8	$7,175.1
Goodwill	3,809.6	3,624.3
Other intangible assets	1,655.4	1,549.0
Fixed and intangible assets	$13,851.8	$12,348.4
Current assets	$2,021.7	$2,057.7
Cash and cash equivalents	(214.4)	(328.0)
Current tax	(25.4)	(38.2)
Adjusted current assets	1,781.9	1,691.6
Current liabilities	(1,006.1)	(860.6)
Current maturities of long-term debt	0.4	80.5
Short-term debt	149.4	19.0
Adjusted current liabilities	(856.3)	(761.1)
Adjusted net working capital	$925.5	$930.4
Average invested capital	$14,777.3	$13,278.8
Return on invested capital	16.0%	16.2%

Form 10-Q	34

Part I Financial Information
2026 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2026 Projected Mid-point

Net earnings attributable to Vulcan	$1,210
Income tax expense, including discontinued operations	350
Interest expense, net	225
Depreciation, depletion, accretion and amortization	700
Projected EBITDA	$2,485
Items included in Adjusted EBITDA	15
Projected Adjusted EBITDA	$2,500
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
Liquidity and Financial Resources
Our primary sources of liquidity are cash provided by our operating activities, a substantial, committed bank line of credit and our commercial paper program. Additional sources of capital include access to the capital markets, the sale of surplus real estate and dispositions of nonstrategic operating assets. We believe these financial resources are sufficient to fund our business requirements for 2026 including:
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
We actively manage our capital structure and resources in order to balance the cost of capital and the risk of financial stress. We seek to meet these objectives by adhering to the following principles:
•maintain substantial bank line of credit borrowing capacity
•proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low
•maintain an appropriate balance of fixed-rate and floating-rate debt
•minimize financial and other covenants that limit our operating and financial flexibility

35	Form 10-Q

Part I Financial Information
CASH
Included in our March 31, 2026 cash and cash equivalents and restricted cash balances of $143.7 million is $3.5 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the caption "Restricted Cash."
Cash from Operating Activities

	Three Months Ended March 31

in millions	2026	2025

Net earnings	$166.0	$129.4
Depreciation, depletion, accretion and amortization	170.3	186.4
Noncash operating lease expense	13.5	13.5
Net (gain) loss on sale of property, plant & equipment and businesses	0.3	(7.4)
Deferred income taxes, net	3.3	(1.8)
Other operating cash flows, net [1]	(112.3)	(68.6)
Net cash provided by operating activities	$241.1	$251.5
1.Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $241.1 million during the three months ended March 31, 2026, a $10.4 million decrease compared to the same period of 2025. The decrease was primarily attributable to negative cash flow changes in working capital balances of $43.7 million partially offset by higher cash earnings in 2026 ($36.6 million higher net earnings less $16.1 million lower non-cash depreciation, depletion, accretion and amortization).
Days sales outstanding, a measurement of the time it takes to collect receivables, were 39.9 days at March 31, 2026 compared to 42.3 days at March 31, 2025. Additionally, our over 90 day receivables balance was $17.9 million at March 31, 2026, a decrease of $10.6 million from the $28.5 million balance at March 31, 2025. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
Cash from Investing Activities
Net cash used for investing activities was $174.9 million during the first three months of 2026, a $48.4 million increase compared to the same period of 2025. During the first three months of 2025, we sold businesses for $19.0 million, whereas there were no business dispositions in the first three months of 2026 (see Note 16 to the condensed consolidated financial statements). During the first three months of 2026, we invested $176.5 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $168.0 million in the prior year period. This $176.5 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities.
Cash from Financing Activities
Net cash used for financing activities was $111.9 million during the first three months of 2026, a $421.0 million decrease compared to cash used of $532.9 million in the same period of 2025. The current year includes a $50.0 million note payment to the sellers of an acquisition completed in 2022 and $197.0 million of commercial paper borrowings used to fund working capital requirements. The prior year includes $400.4 million of cash paid to redeem the senior notes due 2025. Additionally, we returned $217.4 million to shareholders through $67.9 million of dividends ($0.52 per share compared to $0.49 per share) and $149.5 million of common stock repurchases (504,190 shares repurchased at $296.47 average price per share in 2026 compared to 170,000 shares repurchased at $224.36 average price per share in 2025).

Form 10-Q	36

Part I Financial Information
DEBT
Certain debt measures are presented below:

in millions	March 31 2026	December 31 2025	March 31 2025

Debt
Current maturities of long-term debt	$0.0	$0.4	$0.5
Short-term debt	197.0	0.0	0.0
Long-term debt	4,363.0	4,361.7	4,907.9
Total debt	$4,560.0	$4,362.1	$4,908.4
Capital
Total debt	$4,560.0	$4,362.1	$4,908.4
Total equity	8,475.7	8,548.9	8,158.5
Total capital	$13,035.7	$12,911.0	$13,066.9
Total Debt as a Percentage of Total Capital	35.0%	33.8%	37.6%
Weighted-Average Effective Interest Rates
Line of credit [1]	1.13%	1.13%	1.13%
Commercial paper	3.95%	3.85%	4.69%
Term debt	5.04%	5.04%	5.04%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	95.8%	100.0%	89.0%
Floating-rate debt	4.2%	0.0%	11.0%
1.Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At March 31, 2026, total debt to trailing-twelve months Adjusted EBITDA was 1.9 times (1.9 times on a net debt basis reflecting $143.7 million of cash on hand). Our weighted-average debt maturity was 13.1 years, and our total weighted-average effective interest rate was 4.99%.
Line of Credit and Commercial Paper Program
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of March 31, 2026, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of March 31, 2026, we had $197.0 million in short-term commercial paper borrowings with a 3.95% effective interest rate.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of March 31, 2026, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of March 31, 2026, our available borrowing capacity under the line of credit was $1,576.9 million. Utilization of the borrowing capacity was as follows:
•None was borrowed
•$23.1 million was used to support standby letters of credit

37	Form 10-Q

Part I Financial Information
Term Debt
All of our $4,440.1 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of March 31, 2026, we were in compliance with all term debt covenants. In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.
Additionally, in February 2026, we paid a $50.0 million note payable (included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2025) related to an acquisition completed in 2022.
Current Maturities of Long-term Debt
There were no current maturities of long-term debt as of March 31, 2026.
Debt Ratings
Our debt ratings and outlooks as of March 31, 2026 are as follows:

	Short-term	Long-term	Outlook

Fitch	F1	BBB+	Stable
Moody's	P-2	Baa2	Stable
Standard & Poor's	A-2	BBB+	Stable

EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	March 31 2026	December 31 2025	March 31 2025

Common stock shares at January 1, issued and outstanding	130.6	132.1	132.1
Common stock issued for share-based compensation plans	0.2	0.2	0.2
Common stock purchased and retired	(0.5)	(1.5)	(0.2)
Common stock shares at end of period, issued and outstanding	130.3	130.6	132.1
As of March 31, 2026, there were 4,768,487 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average price	March 31 2026	December 31 2025	March 31 2025

Number of shares purchased and retired	0.5	1.5	0.2
Total purchase price	$149.5	$438.4	$38.1
Average price per share	$296.47	$283.82	$224.36
There were no shares held in treasury as of March 31, 2026, December 31, 2025 and March 31, 2025.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements such as financing or unconsolidated variable interest entities.

Form 10-Q	38

Part I Financial Information
Standby Letters of Credit
For a discussion of our standby letters of credit, see Note 7 to the condensed consolidated financial statements.
Critical Accounting Policies
We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2025 (Form 10-K).
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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the three months ended March 31, 2026.
New Accounting Standards
For a discussion of the accounting standards recently adopted or pending adoption and the effect such accounting changes will have on our results of operations, financial position or liquidity, see Note 17 to the condensed consolidated financial statements.

39	Form 10-Q

Part I Financial Information
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
•domestic and global political, economic or diplomatic developments, including the military conflict in the Middle East involving the United States, Israel and Iran
•the increasing reliance on information technology infrastructure, including the risks that the infrastructure does not work as intended, experiences technical difficulties or is subjected to cyber-attacks
•the impact of the state of the global economy on our businesses and financial condition and access to capital markets
•international business operations and relationships, including actions taken by the Mexican government with respect to our property and operations in that country
•the highly competitive nature of the construction industry
•a pandemic, epidemic or other public health emergency
•the impact of future regulatory or legislative actions, including those relating to climate change, biodiversity, land use, wetlands, greenhouse gas emissions, the definition of minerals, tax policy and domestic and international trade
•the outcome of pending legal proceedings
•pricing of our products
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
•volatility in pension plan asset values and liabilities, which may require cash contributions to the pension plans
•the impact of environmental cleanup costs and other liabilities relating to existing and/or divested businesses
•our ability to secure and permit aggregates reserves in strategically located areas
•our ability to identify, close and successfully integrate acquisitions
•the effect of changes in tax laws, guidance and interpretations
•significant downturn in the construction industry may result in the impairment of goodwill or long-lived assets
•changes in technologies, which could disrupt the way we do business and how our products are distributed
•the risks of open pit and underground mining
•expectations relating to sustainability considerations
•claims that our products do not meet regulatory requirements or contractual specifications
•other assumptions, risks and uncertainties detailed from time to time in our periodic reports filed with the Securities and Exchange Commission
All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Investors are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in our filings, and are advised to consult any of our future disclosures in filings made with the Securities and Exchange Commission and our press releases with regard to our business and consolidated financial position, results of operations and cash flows.

Form 10-Q	40

Part I Financial Information
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
We have a:
•Business Conduct Policy applicable to all employees and directors
•Code of Ethics for the CEO and Senior Financial Officers
Copies of the Business Conduct Policy and the Code of Ethics are available on our website under the “Investor Relations” tab (“Corporate Governance” section). If we make any amendment to, or waiver of, any provision of the Code of Ethics, we will disclose such information on our website as well as through filings with the SEC.
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
Information included on our website is not incorporated into, or otherwise made a part of, this report.

41	Form 10-Q

Part I Financial Information

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
At March 31, 2026, the estimated fair value of our long-term debt including current maturities was $4,243.0 million compared to a face value of $4,440.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $365.9 million.
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

Item 4
Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
We are in the process of implementing a comprehensive enterprise performance management system that will replace our existing financial reporting, management reporting, and budgeting and forecasting systems. The financial reporting and management reporting phases of this system implementation were completed in the first quarter of 2025 and first quarter of 2026, respectively. The budgeting and forecasting phase of this system implementation is expected to be completed by the end of 2026.
In the first quarter of 2026, we also implemented a rail freight invoice, expense tracking and accrual system.
No other changes were made during the first quarter of 2026 to our internal controls over financial reporting, nor have there been other factors that materially affect these controls.

Form 10-Q	42

Part II Other Information

Item 1
Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

Item 1A
Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the quarter ended March 31, 2026 are summarized below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs [1]

January 1 - January 31	199,099	$292.01	199,099	5,073,578
February 1 - February 28	128,109	$307.60	128,109	4,945,469
March 1 - March 31	176,982	$293.45	176,982	4,768,487
Total	504,190	$296.47	504,190
1In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of March 31, 2026, there were 4,768,487 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
We did not have any unregistered sales of equity securities during the first quarter of 2026.

Item 4
Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

Item 5
Other Information
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended March 31, 2026, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

43	Form 10-Q

Part II Other Information

Item 6
Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 95	MSHA Citations and Litigation

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

Form 10-Q	44

Part II Other Information

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VULCAN MATERIALS COMPANY

Name	Title	Date

/s/ Randy L. Pigg	Vice President, Controller (Principal Accounting Officer)	April 29, 2026
/s/ Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 29, 2026

45	Form 10-Q