Form 10-Q
period 2026-06-30
Vulcan Materials CO
filed 2026-07-29
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at July 21, 2026
Common Stock, $1 Par Value	129,578,739

VULCAN MATERIALS COMPANY
Form 10-Q
Quarter Ended June 30, 2026
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

Form 10-Q	i

Part I Financial Information

Item 1
Financial Statements
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets

Unaudited	June 30 2026	December 31 2025	June 30 2025
in millions

Assets
Cash and cash equivalents	$194.2	$183.3	$347.4
Restricted cash	94.5	6.1	3.6
Accounts and notes receivable, net	1,100.3	887.7	1,078.9
Inventories	688.7	680.5	725.5
Other current assets	86.3	101.8	88.1
Assets held for sale	0.0	708.5	0.0
Total current assets	2,164.0	2,567.9	2,243.5
Investments and long-term receivables	174.0	33.7	32.9
Property, plant & equipment, net	8,171.8	8,148.6	8,336.8
Operating lease right-of-use assets, net	523.4	521.5	546.1
Goodwill	3,780.9	3,780.9	3,831.8
Other intangible assets, net	1,438.5	1,489.0	1,831.6
Other noncurrent assets	189.4	158.8	152.0
Total assets	$16,442.0	$16,700.4	$16,974.7
Liabilities
Current maturities of long-term debt	$400.0	$0.4	$0.5
Short-term debt	0.0	0.0	550.0
Trade payables and accruals	382.3	438.5	383.5
Other current liabilities	449.0	487.9	407.9
Liabilities held for sale	0.0	29.3	0.0
Total current liabilities	1,231.3	956.1	1,341.9
Long-term debt	3,964.3	4,361.7	4,359.2
Deferred income taxes, net	1,290.5	1,358.3	1,323.6
Deferred revenue	127.0	130.6	134.3
Noncurrent operating lease liabilities	521.2	522.6	536.1
Other noncurrent liabilities	819.1	822.2	849.9
Total liabilities	$7,953.4	$8,151.5	$8,545.0
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 129.4 , 130.6 and 132.0 shares, respectively	$129.4	$130.6	$132.0
Capital in excess of par value	2,916.1	2,930.0	2,904.5
Retained earnings	5,541.9	5,590.1	5,494.9
Accumulated other comprehensive loss	(122.7)	(125.6)	(124.5)
Total shareholders' equity	8,464.7	8,525.1	8,406.9
Noncontrolling interest	23.9	23.8	22.8
Total equity	$8,488.6	$8,548.9	$8,429.7
Total liabilities and equity	$16,442.0	$16,700.4	$16,974.7
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

1	Form 10-Q

Part I Financial Information
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Comprehensive Income

Unaudited	Three Months Ended June 30		Six Months Ended June 30

in millions, except per share data	2026	2025	2026	2025

Total revenues	$2,155.8	$2,102.4	$3,911.7	$3,737.0
Cost of revenues	(1,530.3)	(1,477.2)	(2,863.5)	(2,746.5)
Gross profit	625.5	625.2	1,048.2	990.5
Selling, administrative and general expenses	(141.3)	(144.5)	(277.1)	(282.7)
Gain (loss) on sale of property, plant & equipment and businesses	(11.3)	1.2	(11.6)	8.6
Other operating expense, net	(17.4)	(10.9)	(38.6)	(19.0)
Operating earnings	455.5	471.0	720.9	697.4
Other nonoperating income (expense), net	3.7	2.4	5.1	(0.2)
Interest expense, net	(54.7)	(59.2)	(108.6)	(118.9)
Earnings from continuing operations before income taxes	404.5	414.2	617.4	578.3
Income tax expense	(81.4)	(91.3)	(127.2)	(125.0)
Earnings from continuing operations	323.1	322.9	490.2	453.3
Gain (loss) on discontinued operations, net of tax	1.2	(2.1)	0.1	(3.1)
Net earnings	324.3	320.8	490.3	450.2
(Earnings) loss attributable to noncontrolling interest	(0.9)	0.1	(1.4)	(0.4)
Net earnings attributable to Vulcan	$323.4	$320.9	$488.9	$449.8
Other comprehensive income, net of tax
Amortization of accumulated cash flow hedge losses	0.4	0.4	0.9	0.9
Amortization of accumulated benefit plan costs	1.1	1.1	2.0	2.0
Other comprehensive income	1.5	1.5	2.9	2.9
Comprehensive income	325.8	322.3	493.2	453.1
Comprehensive (earnings) loss attributable to noncontrolling interest	(0.9)	0.1	(1.4)	(0.4)
Comprehensive income attributable to Vulcan	$324.9	$322.4	$491.8	$452.7
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$2.48	$2.44	$3.75	$3.42
Discontinued operations	0.01	(0.01)	0.00	(0.02)
Net earnings	$2.49	$2.43	$3.75	$3.40
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.47	$2.43	$3.74	$3.41
Discontinued operations	0.01	(0.01)	0.00	(0.03)
Net earnings	$2.48	$2.42	$3.74	$3.38
Weighted-average common shares outstanding
Basic	129.8	132.2	130.2	132.3
Assuming dilution	130.3	132.9	130.8	132.9
Effective tax rate from continuing operations	20.1%	22.0%	20.6%	21.6%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Form 10-Q	2

Part I Financial Information
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows

Unaudited	Six Months Ended June 30

in millions	2026	2025

Operating Activities
Net earnings	$490.3	$450.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	347.8	371.8
Noncash operating lease expense	26.9	26.7
Net (gain) loss on sale of property, plant & equipment and businesses	11.6	(8.6)
Contributions to pension plans	(4.2)	(3.4)
Share-based compensation expense	24.7	33.0
Deferred income taxes, net	(68.2)	(11.3)
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(254.1)	(273.0)
Other, net	9.8	7.8
Net cash provided by operating activities	$584.6	$593.2
Investing Activities
Purchases of property, plant & equipment	$(370.4)	$(270.9)
Proceeds from sale of property, plant & equipment	18.1	19.2
Proceeds from sale of businesses	572.1	19.0
Payment for businesses acquired, net of acquired cash	(75.0)	(5.2)
Other, net	0.0	1.0
Net cash provided by (used for) investing activities	$144.8	$(236.9)
Financing Activities
Payment of short-term debt and other financing obligations	(50.0)	0.0
Payment of current maturities and long-term debt	(0.3)	(400.4)
Payment of finance leases	(4.9)	(5.8)
Purchases of common stock	(399.8)	(38.1)
Dividends paid	(135.4)	(130.7)
Share-based compensation, shares withheld for taxes	(38.3)	(29.3)
Distribution to noncontrolling interest	(1.4)	(1.5)
Other, net	0.0	(0.3)
Net cash used for financing activities	$(630.1)	$(606.1)
Net increase (decrease) in cash and cash equivalents and restricted cash	99.3	(249.8)
Cash and cash equivalents and restricted cash at beginning of year	189.4	600.8
Cash and cash equivalents and restricted cash at end of period	$288.7	$351.0
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

3	Form 10-Q

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
Operating results for the three and six month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after June 30, 2026 will be reflected in management’s estimates for future periods.
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
Accounts and Notes Receivable
Allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historic experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. Allowances for credit losses were $10.7 million, $10.5 million and $13.3 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

Form 10-Q	4

Part I Financial Information
Inventories
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	June 30 2026	December 31 2025	June 30 2025

Finished products	$557.1	$557.7	$574.4
Raw materials	41.0	36.7	57.8
Products in process	7.0	5.4	10.9
Operating supplies and other	83.6	80.7	82.4
Total inventories	$688.7	$680.5	$725.5
Discontinued Operations
In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Pretax gain (loss)	$1.7	$(2.8)	$0.3	$(4.1)
Income tax (expense) benefit	(0.5)	0.7	(0.2)	1.0
Gain (loss) on discontinued operations, net of tax	$1.2	$(2.1)	$0.1	$(3.1)
Our discontinued operations include charges or credits related to general and product liability costs and accruals, including legal defense costs, and environmental remediation costs associated with our former Chemicals business (including certain matters as discussed in Note 8). There were no revenues from discontinued operations for the periods presented.
Earnings Per Share (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Weighted-average common shares outstanding	129.8	132.2	130.2	132.3
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.1	0.1	0.1	0.1
Other stock compensation awards	0.4	0.6	0.5	0.5
Weighted-average common shares outstanding, assuming dilution	130.3	132.9	130.8	132.9
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
Antidilutive common stock equivalents are not included in our earnings per share calculations. The number of antidilutive common stock equivalents for which the exercise price exceeds the weighted-average market price is as follows:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Antidilutive common stock equivalents	0.1	0.1	0.1	0.1

5	Form 10-Q

Part I Financial Information
Property, Plant & Equipment
Property, plant & equipment are carried at cost less accumulated depreciation, depletion and amortization. Allowances for depreciation, depletion and amortization were $6,500.1 million, $6,356.1 million and $6,222.0 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.
NOTE 2: LEASES
Our portfolio of nonmineral leases is composed of leases for real estate (including office buildings, aggregates sales yards and terminals, and concrete and asphalt sites) and equipment (including railcars and rail track, barges, and office, plant and mobile equipment).
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	June 30 2026	December 31 2025	June 30 2025

Assets[1]
Operating lease ROU assets		$684.2	$674.2	$700.4
Accumulated amortization		(160.8)	(152.7)	(154.3)
Operating leases, net	Operating lease right-of-use assets, net	523.4	521.5	546.1
Finance lease ROU assets		23.4	35.3	52.2
Accumulated depreciation		(11.9)	(18.6)	(25.8)
Finance leases, net	Property, plant & equipment, net	11.5	16.7	26.4
Total lease assets		$534.9	$538.2	$572.5
Liabilities[1]
Current
Operating leases	Other current liabilities	$47.4	$44.5	$51.0
Finance leases	Other current liabilities	4.0	5.8	9.2
Noncurrent
Operating leases	Noncurrent operating lease liabilities	521.2	522.6	536.1
Finance leases	Other noncurrent liabilities	5.2	5.0	5.7
Total lease liabilities		$577.8	$577.9	$602.0
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.0	18.9	18.8
Finance leases		2.8	2.4	2.0
Weighted-average discount rate
Operating leases		4.9%	4.8%	4.7%
Finance leases		4.6%	4.0%	3.5%
1.Balances at December 31, 2025 exclude lease assets and liabilities classified as held for sale as detailed in Note 16.

Form 10-Q	6

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
The components of lease expense are as follows:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Finance lease cost
Depreciation of right-of-use assets	$1.2	$2.1	$2.8	$4.2
Interest on lease liabilities	0.1	0.1	0.3	0.3
Operating lease cost	20.3	20.2	41.0	40.6
Short-term lease cost[1]	11.0	12.0	21.4	24.1
Variable lease cost	4.8	4.6	9.7	8.6
Sublease income	(0.8)	(0.8)	(1.8)	(1.6)
Sale and leaseback gain	0.0	0.0	0.0	(4.6)
Total lease expense	$36.6	$38.2	$73.4	$71.6
1.Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).
Cash paid for operating leases was $40.4 million and $40.2 million for the six months ended June 30, 2026 and 2025, respectively. Cash paid for finance leases (principal and interest) was $5.2 million and $6.1 million for the six months ended June 30, 2026 and 2025, respectively.
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
In the second quarter of 2026, we recorded income tax expense from continuing operations of $81.4 million compared to $91.3 million in the second quarter of 2025. The decrease in tax expense was primarily due to the tax benefit recorded for the remeasurement of our deferred tax liabilities in the second quarter of 2026 resulting from changes in our state tax profile after the divestiture of our ready-mixed concrete operations in California.
For the first six months of 2026, we recorded income tax expense from continuing operations of $127.2 million compared to $125.0 million for the first six months of 2025. The increase in tax expense was primarily due to the increase in pretax earnings, partially offset by the tax benefit recorded for the remeasurement of our deferred tax liabilities in the second quarter of 2026.
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2025, Calica had deferred tax assets (including net operating losses) of $37.3 million against which we have a full valuation allowance recorded. In 2026, we project a $7.4 million increase in deferred tax assets against which we have recorded a valuation allowance as a component of the EAETR. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2036 if not utilized.

7	Form 10-Q

Part I Financial Information
Additionally, Calica is under examination by the Mexican Servicio de Administración Tributaria (SAT) for tax years 2018 and 2019. In the fourth quarter of 2025, SAT issued Calica an audit findings letter for 2018. Among other claims, SAT asserts that Calica had no right to mine and has denied its cost of goods sold deduction. We have recognized the full tax benefit associated with Calica’s cost of goods sold deduction in Mexico, as we believe it is more likely than not that the position will be sustained based upon the technical merits of the position. This position is strictly binary as our tax liability hinges entirely on the legal basis that Calica had the necessary rights to conduct its mining operations during the period in question. Should we be unsuccessful in defending this tax position related to the 2018 audit, we may incur a one-time cash outflow and tax expense of approximately $35 million, which includes $23 million of interest and penalties. During 2026, we have made progress with SAT on the other claims, but Calica's cost of goods sold deduction remains unsettled.
We project Alabama NOL carryforward deferred tax assets at December 31, 2026 of $44.5 million against which we have a valuation allowance of $32.4 million. We expect $10.4 million of the Alabama NOL carryforward to expire in 2026 resulting in a tax expense of $0.1 million (recorded as a component of the EAETR) compared to the previous amount of valuation allowance recorded. Almost all of the Alabama NOL carryforward would expire between 2026 and 2029 if not utilized.
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
Our segment total revenues by geographic market for the three and six month periods ended June 30, 2026 and 2025 are disaggregated as follows:

	Three Months Ended June 30, 2026

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$537.2	$59.4	$89.2	$685.8
Gulf Coast revenues	937.0	45.9	1.2	984.1
West revenues	288.8	224.7	96.4	609.9
Segment sales	$1,763.0	$330.0	$186.8	$2,279.8
Intersegment sales	(124.0)	0.0	0.0	(124.0)
Total revenues[1]	$1,639.0	$330.0	$186.8	$2,155.8

Form 10-Q	8

Part I Financial Information

	Three Months Ended June 30, 2025

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$525.1	$58.3	$84.3	$667.7
Gulf Coast revenues	853.3	91.0	1.8	946.1
West revenues	271.2	219.6	134.5	625.3
Segment sales	$1,649.6	$368.9	$220.6	$2,239.1
Intersegment sales	(136.7)	0.0	0.0	(136.7)
Total revenues[1]	$1,512.9	$368.9	$220.6	$2,102.4

	Six Months Ended June 30, 2026

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$915.6	$85.2	$154.8	$1,155.6
Gulf Coast revenues	1,771.0	87.6	3.4	1,862.0
West revenues	526.9	373.0	216.1	1,116.0
Segment sales	$3,213.5	$545.8	$374.3	$4,133.6
Intersegment sales	(221.9)	0.0	0.0	(221.9)
Total revenues[1]	$2,991.6	$545.8	$374.3	$3,911.7

	Six Months Ended June 30, 2025

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$920.8	$82.6	$154.7	$1,158.1
Gulf Coast revenues	1,591.9	143.3	3.4	1,738.6
West revenues	472.7	351.7	239.6	1,064.0
Segment sales	$2,985.4	$577.6	$397.7	$3,960.7
Intersegment sales	(223.7)	0.0	0.0	(223.7)
Total revenues[1]	$2,761.7	$577.6	$397.7	$3,737.0
1.The geographic markets are defined by states/countries as follows:
East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia and Washington D.C.
Gulf Coast market — Alabama, Colorado, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)
West market — Arizona, California, Hawaii, New Mexico and British Columbia (Canada)
Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $71.8 million (3.3% of total revenues) and $87.9 million (4.2% of total revenues) for the three months ended June 30, 2026 and 2025, respectively, and $115.4 million (3.0% of total revenues) and $132.7 million (3.6% of total revenues) for the six months ended June 30, 2026 and 2025, respectively. The decrease in service revenues is attributable to the divestiture of our asphalt mix and construction paving operations in Houston, TX, during the fourth quarter of 2025.
Our products typically are sold to private industry and not directly to governmental entities. Although approximately 40% to 55% of our aggregates shipments have historically been used in publicly funded construction (such as highways, airports and government buildings), a relatively small portion of our sales are made directly to federal, state, county or municipal governments/agencies.

9	Form 10-Q

Part I Financial Information
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
Freight & delivery revenues are as follows:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Total revenues	$2,155.8	$2,102.4	$3,911.7	$3,737.0
Freight & delivery revenues[1]	(272.2)	(260.2)	(511.0)	(480.0)
Total revenues excluding freight & delivery	$1,883.6	$1,842.2	$3,400.7	$3,257.0
1.Includes freight & delivery to remote distribution sites.
Construction Paving Service Revenues
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at June 30, 2026 and 2025 were $206.8 million and $320.4 million, respectively. The remaining period to complete the obligations at June 30, 2026 ranged from 1 month to 27 months.
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

Form 10-Q	10

Part I Financial Information
Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Deferred revenue balance at beginning of period	$136.5	$143.7	$138.1	$145.3
Revenue recognized from deferred revenue	(2.0)	(1.9)	(3.6)	(3.5)
Deferred revenue balance at end of period	$134.5	$141.8	$134.5	$141.8
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending June 30, 2027 (reflected in other current liabilities in our June 30, 2026 Condensed Consolidated Balance Sheet).
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets subject to fair value measurement on a recurring basis are summarized below:

in millions	June 30 2026	December 31 2025	June 30 2025

Level 1 Fair Value
Rabbi Trust
Mutual funds	$47.4	$42.6	$39.4
Total	$47.4	$42.6	$39.4
Level 2 Fair Value
Rabbi Trust
Money market mutual fund	$2.3	$2.1	$1.9
Total	$2.3	$2.1	$1.9
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
Net gains of the Rabbi Trusts’ investments were $4.2 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. Unrealized gains on investments held by the Rabbi Trusts at June 30, 2026 and 2025 were $3.9 million and $1.9 million, respectively.
The carrying values of our cash equivalents, restricted cash, accounts and notes receivable, short-term debt, trade payables and accruals, and all other current liabilities approximate their fair values because of the short-term nature of these instruments. Additional disclosures for derivative instruments and interest-bearing debt are presented in Note 6 and Note 7, respectively.

11	Form 10-Q

Part I Financial Information
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
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended June 30		Six Months Ended June 30

		2026	2025	2026	2025

Loss reclassified from AOCI	Interest expense	$(0.6)	$(0.6)	$(1.2)	$(1.2)
For the twelve-month period ending June 30, 2027, we estimate that $2.5 million of the $15.1 million net of tax loss in AOCI will be reclassified to interest expense.
NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	June 30 2026	December 31 2025	June 30 2025

Bank line of credit expires 2029		$0.0	$0.0	$0.0
Commercial paper expires 2029		0.0	0.0	550.0
Total short-term debt		$0.0	$0.0	$550.0
Commercial paper expires 2029[1]		0.0	0.0	0.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
4.95% notes due 2029	5.17%	500.0	500.0	500.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
5.35% notes due 2034	5.48%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
5.70% notes due 2054	5.82%	750.0	750.0	750.0
Other notes		0.0	0.5	0.6
Total long-term debt - face value		$4,440.1	$4,440.6	$4,440.7
Unamortized discounts and debt issuance costs		(75.8)	(78.5)	(81.0)
Total long-term debt - book value		$4,364.3	$4,362.1	$4,359.7
Current maturities		(400.0)	(0.4)	(0.5)
Total long-term debt - reported value		$3,964.3	$4,361.7	$4,359.2
Estimated fair value of long-term debt		$3,878.4	$4,333.3	$4,280.8
1.Borrowings on the commercial paper program are classified as long-term if we have the intent and ability to extend payment beyond twelve months.

Form 10-Q	12

Part I Financial Information
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $2.6 million and $2.6 million of net interest expense for these items for the six months ended June 30, 2026 and 2025, respectively.
Line of Credit and Commercial Paper Program
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of June 30, 2026, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of June 30, 2026, we had no outstanding commercial paper borrowings.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of June 30, 2026, we were in compliance with the line of credit covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of June 30, 2026, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of June 30, 2026, our available borrowing capacity under the line of credit was $1,581.5 million. Utilization of the borrowing capacity was as follows:
•None was borrowed
•$18.5 million was used to support standby letters of credit
Term Debt
All of our $4,440.1 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of June 30, 2026, we were in compliance with all term debt covenants.
In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.
Additionally, in February 2026, we paid a $50.0 million note payable (included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2025) related to an acquisition completed in 2022.
Standby Letters of Credit
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Except for $1.1 million of letters of credit related to acquisitions completed in 2024, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit are summarized by purpose in the table below:

in millions	June 30 2026

Risk management insurance	$5.2
Reclamation/restoration requirements	14.4
Total standby letters of credit	$19.6

13	Form 10-Q

Part I Financial Information
NOTE 8: COMMITMENTS AND CONTINGENCIES
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the operating interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As stated in Note 2, our lease liabilities totaled $577.8 million as of June 30, 2026.
As summarized by purpose in Note 7, our standby letters of credit totaled $19.6 million as of June 30, 2026.
As described in Note 9, our asset retirement obligations totaled $464.5 million as of June 30, 2026.
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

in millions	June 30 2026	December 31 2025	June 30 2025

Continuing operations	$43.1	$45.7	$47.5
Retained from former Chemicals business	8.3	8.4	8.3
Total accrued environmental remediation costs	$51.4	$54.1	$55.8
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
The NAFTA arbitration tribunal issued a decision on the claim (the "Decision") on July 27, 2026. In the Decision, the tribunal found that Mexico violated NAFTA in several respects. However, the tribunal's award of monetary damages to Vulcan for Mexico's violations was negligible. In the Decision, the tribunal also ruled that the ancillary claim was outside of its jurisdiction. This development had no material impact on our consolidated balance sheets, statements of comprehensive income, or statements of cash flows for the period ended June 30, 2026.
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

ARO Operating Costs
Accretion	$5.0	$4.8	$10.1	$9.0
Depreciation	3.8	4.0	7.3	8.0
Total ARO operating costs	$8.8	$8.8	$17.4	$17.0
ARO operating costs are reported in cost of revenues. ARO liabilities are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our ARO liabilities are as follows:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Asset Retirement Obligations
ARO liability balance at beginning of period	$460.0	$429.5	$456.5	$427.4
Liabilities incurred	0.4	18.2	0.4	23.2
Liabilities settled	(3.5)	(4.7)	(6.6)	(11.6)
Accretion expense	5.0	4.8	10.1	9.0
Revisions, net	2.6	0.0	4.1	(0.2)
ARO liability balance at end of period	$464.5	$447.8	$464.5	$447.8

17	Form 10-Q

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
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Service cost	$0.4	$0.4	$0.9	$0.9
Interest cost	7.7	8.3	15.5	16.6
Expected return on plan assets	(9.0)	(8.0)	(18.0)	(15.8)
Amortization of actuarial loss	1.3	1.3	2.5	2.5
Net periodic pension benefit cost	$0.4	$2.0	$0.9	$4.2
Pretax amortization from AOCI	$1.3	$1.3	$2.5	$2.5
Contributions to pension plans, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans and qualified plan contributions of $4.2 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Service cost	$0.5	$0.6	$1.0	$1.1
Interest cost	0.5	0.6	0.9	1.1
Amortization of prior service cost	0.4	0.3	0.7	0.7
Amortization of actuarial gain	(0.3)	(0.2)	(0.6)	(0.4)
Net periodic postretirement benefit cost	$1.1	$1.3	$2.0	$2.5
Pretax amortization from AOCI	$0.1	$0.1	$0.1	$0.3
Defined Contribution Plans
In addition to our pension and postretirement plans, we sponsor six defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $42.5 million and $39.6 million for the six months ended June 30, 2026 and 2025, respectively.

Form 10-Q	18

Part I Financial Information
NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in AOCI, net of tax, are as follows:

in millions	June 30 2026	December 31 2025	June 30 2025

Cash flow hedges	$(15.1)	$(16.0)	$(16.8)
Pension and postretirement plans	(107.6)	(109.6)	(107.7)
Total AOCI	$(122.7)	$(125.6)	$(124.5)
Changes in AOCI, net of tax, for the six months ended June 30, 2026 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

AOCI Balances as of December 31, 2025	$(16.0)	$(109.6)	$(125.6)
Amounts reclassified from AOCI	0.9	2.0	2.9
AOCI Balances as of June 30, 2026	$(15.1)	$(107.6)	$(122.7)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$0.6	$0.6	$1.2	$1.2
Benefit from income taxes	(0.2)	(0.2)	(0.3)	(0.3)
Total	$0.4	$0.4	$0.9	$0.9
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$1.4	$1.4	$2.6	$2.8
Benefit from income taxes	(0.3)	(0.3)	(0.6)	(0.8)
Total	$1.1	$1.1	$2.0	$2.0
Total reclassifications from AOCI to earnings	$1.5	$1.5	$2.9	$2.9

19	Form 10-Q

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
There were no shares held in treasury as of June 30, 2026, December 31, 2025, or June 30, 2025.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average price	June 30 2026	December 31 2025	June 30 2025

Number of shares purchased and retired	1.4	1.5	0.2
Total purchase price[1]	$399.8	$438.4	$38.1
Average price per share	$283.77	$283.82	$224.36
1.The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of June 30, 2026, 3,864,057 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended June 30		Six Months Ended June 30

in millions, except per share data	2026	2025	2026	2025

Total Shareholders' Equity
Balance at beginning of period	$8,451.3	$8,134.1	$8,525.1	$8,118.6
Net earnings attributable to Vulcan	323.4	320.9	488.9	449.8
Share-based compensation plans, net of shares withheld for taxes	(0.5)	(4.0)	(38.4)	(28.6)
Purchase and retirement of common stock, including excise taxes	(252.7)	0.0	(403.1)	(38.1)
Share-based compensation expense	9.2	19.1	24.7	33.0
Cash dividends on common stock ($0.52/$0.49 per share, respectively)	(67.5)	(64.7)	(135.4)	(130.7)
Other comprehensive income	1.5	1.5	2.9	2.9
Balance at end of period	$8,464.7	$8,406.9	$8,464.7	$8,406.9
Noncontrolling Interest
Balance at beginning of period	$24.4	$24.4	$23.8	$23.9
Distribution to noncontrolling interest	(1.4)	(1.5)	(1.4)	(1.5)
Earnings (loss) attributable to noncontrolling interest	0.9	(0.1)	1.4	0.4
Other noncontrolling interest	0.0	0.0	0.1	0.0
Balance at end of period	$23.9	$22.8	$23.9	$22.8
Total Equity
Balance at end of period	$8,488.6	$8,429.7	$8,488.6	$8,429.7

Form 10-Q	20

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
Segment Financial Disclosure

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Total Revenues
Aggregates[1]	$1,763.0	$1,649.6	$3,213.5	$2,985.4
Asphalt[2]	330.0	368.9	545.8	577.6
Concrete	186.8	220.6	374.3	397.7
Segment sales	$2,279.8	$2,239.1	$4,133.6	$3,960.7
Aggregates intersegment sales	(124.0)	(136.7)	(221.9)	(223.7)
Total	$2,155.8	$2,102.4	$3,911.7	$3,737.0
Cost of Revenues
Aggregates	$(1,071.7)	$(953.4)	$(2,023.9)	$(1,844.8)
Asphalt	(280.2)	(311.7)	(483.8)	(515.6)
Concrete	(178.4)	(212.1)	(355.8)	(386.1)
Total	$(1,530.3)	$(1,477.2)	$(2,863.5)	$(2,746.5)
Gross Profit
Aggregates	$567.3	$559.5	$967.7	$916.9
Asphalt	49.8	57.2	62.0	62.0
Concrete	8.4	8.5	18.5	11.6
Total	$625.5	$625.2	$1,048.2	$990.5
Reconciliation to Pretax Earnings
Selling, administrative and general expenses	$(141.3)	$(144.5)	$(277.1)	$(282.7)
Other operating expense, net	(28.7)	(9.7)	(50.2)	(10.4)
Other nonoperating income (expense), net	3.7	2.4	5.1	(0.2)
Interest expense, net	(54.7)	(59.2)	(108.6)	(118.9)
Earnings from continuing operations before income taxes	$404.5	$414.2	$617.4	$578.3
1.Includes product sales (crushed stone, sand and gravel, sand and other aggregates), freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to our aggregates business.
2.Includes product sales as well as service revenues (see Note 4) from our asphalt construction paving business.

21	Form 10-Q

Part I Financial Information
Segment Financial Disclosure (Continued)

	Three Months Ended June 30		Six Months Ended June 30

in millions	2026	2025	2026	2025

Depreciation, Depletion, Accretion and Amortization[1]
Aggregates	$152.8	$144.3	$298.6	$294.7
Asphalt	11.2	14.0	22.4	26.0
Concrete	3.9	19.0	8.0	34.5
Other	9.6	8.2	18.8	16.6
Total	$177.5	$185.5	$347.8	$371.8
Capital Expenditures[2]
Aggregates	$151.8	$88.3	$225.2	$179.6
Asphalt	10.3	8.9	16.3	14.0
Concrete	2.0	0.1	3.9	6.9
Corporate	12.2	4.2	21.3	6.4
Total	$176.3	$101.5	$266.7	$206.9
Identifiable Assets[3]
Aggregates			$14,607.1	$14,441.4
Asphalt			775.0	830.6
Concrete			405.4	1,025.2
Total identifiable assets			$15,787.5	$16,297.2
General corporate assets			365.8	326.5
Cash and cash equivalents and restricted cash			288.7	351.0
Total			$16,442.0	$16,974.7
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

Part I Financial Information
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Six Months Ended June 30

in millions	2026	2025

Cash Payments[1]
Interest (exclusive of amount capitalized)	$112.4	$134.7
Income taxes	81.7	113.0
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$20.1	$31.8
Note received from sale of business[2]	139.7	0.0
Recognition of new and revised lease obligations:
Operating lease right-of-use assets	25.1	48.5
Finance lease right-of-use assets	2.1	0.5
Consideration payable to seller in business acquisitions	0.0	0.1
1.Excludes changes in accruals.
2.Present value of the $150.0 million note due December 2027 (see Note 16).
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
There were no charges for goodwill impairment in the six-month periods ended June 30, 2026 or 2025. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 million in our Concrete segment).
Changes in the carrying amount of goodwill by reportable segment from December 31, 2025 to June 30, 2026 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total

Goodwill at December 31, 2025	$3,666.0	$91.6	$23.3	$3,780.9
Goodwill of acquired businesses	0.0	0.0	0.0	0.0
Goodwill of divested businesses	0.0	0.0	0.0	0.0
Goodwill at June 30, 2026	$3,666.0	$91.6	$23.3	$3,780.9

23	Form 10-Q

Part I Financial Information
NOTE 16: ACQUISITIONS AND DIVESTITURES
Business Acquisitions
2026 BUSINESS ACQUISITIONS — During the second quarter of 2026, we acquired aggregates operations in Colorado and Texas for total cash consideration of $75.0 million. This acquisition was not material to either our results of operations or financial position and is reported in our consolidated financial statements as of its acquisition date. As a result of the acquisition, we recognized $8.6 million of amortizable intangible assets. The amortizable intangible assets will be amortized against earnings over a weighted-average of approximately 20 years and will be deductible for income tax purposes over 15 years.
2025 BUSINESS ACQUISITIONS — During 2025, we completed no business acquisitions.
Divestitures and Pending Divestitures
During the second quarter of 2026, we sold our ready-mixed concrete operations in California and our aggregates and ready-mixed concrete operations in the U.S. Virgin Islands for combined proceeds of $722.1 million ($572.1 million cash and a $150.0 million note due December 2027). These transactions resulted in a combined immaterial loss of $13.2 million and sharpen our focus on aggregates serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment.
During the first quarter of 2025, we sold non-strategic aggregates locations in rural West Texas with limited reserves resulting in an immaterial gain.
During the fourth quarter of 2025, we entered into an agreement to sell our ready-mixed concrete operations in California, which were subsequently sold during the second quarter of 2026. These assets and liabilities were presented as held for sale in the accompanying Condensed Balance Sheet at December 31, 2025. The estimated fair value less cost to sell exceeded the carrying value of the assets and liabilities held for sale. The carrying value of the major classes of assets and liabilities classified as held for sale were as follows:

in millions	June 30 2026	December 31 2025	June 30 2025

Held for Sale
Inventory	$0.0	$5.9	$0.0
Land and land improvements, net	0.0	138.1	0.0
Buildings, machinery and equipment, net	0.0	150.2	0.0
Operating leases, net	0.0	27.5	0.0
Finance leases, net	0.0	6.2	0.0
Amortizable intangible assets, net	0.0	379.7	0.0
Other assets, net	0.0	0.9	0.0
Total assets held for sale	$0.0	$708.5	$0.0
Current operating lease liabilities	$0.0	$(4.6)	$0.0
Current finance lease liabilities	0.0	(1.8)	0.0
Noncurrent operating lease liabilities	0.0	(22.3)	0.0
Noncurrent finance lease liabilities	0.0	(0.6)	0.0
Total liabilities held for sale	$0.0	$(29.3)	$0.0

Form 10-Q	24

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
While aggregates is our focus and primary business, we believe vertical integration between aggregates and downstream products, such as asphalt mix and ready-mixed concrete, can be managed effectively in certain markets to generate attractive financial returns and enhance financial returns in our core Aggregates segment. We produce and sell aggregates-intensive asphalt mix and/or ready-mixed concrete products in our Alabama, Arizona, California, Maryland, New Mexico, Tennessee, Texas, Virginia, and Washington D.C. markets. Aggregates comprise approximately 95% of asphalt mix by weight and 80% of ready-mixed concrete by weight. In both of these downstream businesses, aggregates are primarily supplied from our operations.
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

Part I Financial Information
Executive Summary
FINANCIAL HIGHLIGHTS FOR SECOND QUARTER 2026
Compared to second quarter of 2025:
•Total revenues increased $53.4 million, or 3%, to $2,155.8 million
•Gross profit increased $0.3 million, or less than 1%, to $625.5 million
•Aggregates segment sales increased $113.4 million, or 7%, to $1,763.0 million
•Aggregates segment freight-adjusted revenues increased $66.3 million, or 5%, to $1,376.4 million
•Shipments increased 1%, or 0.6 million tons, to 59.9 million tons
•Freight-adjusted sales price increased 3.9%, or $0.86 per ton, to $22.97
•Aggregates segment gross profit increased $7.8 million, or 1%, to $567.3 million
•Unit profitability (as measured by gross profit per ton) increased less than 1% to $9.47 per ton
•Asphalt and Concrete segment gross profit decreased $7.5 million to $58.2 million, collectively
•Selling, administrative and general (SAG) expenses decreased $3.2 million and decreased 30 basis points as a percentage of total revenues
•Operating earnings decreased $15.5 million, or 3%, to $455.5 million
•Earnings attributable to Vulcan from continuing operations were $2.47 per diluted share compared to $2.43 per diluted share
•Adjusted earnings attributable to Vulcan from continuing operations were $2.59 per diluted share compared to $2.45 per diluted share
•Net earnings attributable to Vulcan were $323.4 million, an increase of $2.5 million, or 1%
•Adjusted EBITDA was $654.0 million, a decrease of $5.5 million, or 1%
•Returned capital to shareholders via dividends of $67.5 million at $0.52 per share versus $64.7 million at $0.49 per share
•Returned capital to shareholders via share repurchases of $250.3 million at a $276.69 average price per share compared to no share repurchases
Commercial and operational execution drove solid results in the second quarter. Despite significant energy inflation and disruptive weather, aggregates gross profit per ton improved to $9.47 per ton and our industry-leading aggregates cash gross profit per ton grew to over $12 per ton in the second quarter. These results demonstrate the resiliency of our uniquely advantaged pure-play aggregates business.
Through the first six months, cash provided by operating activities was $584.6 million. Capital expenditures for maintenance and growth projects were $176.3 million in the second quarter. We returned $67.5 million to shareholders through dividends (a 4% increase versus the prior year) and $250.3 million through share repurchases (compared to no share repurchases in the prior year quarter). As of June 30, 2026, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 1.9 times (1.7 times on a net debt basis, reflecting $288.7 million of cash on hand). Our weighted-average debt maturity was 13.2 years, and our weighted-average effective interest rate was 5.04%.
On a trailing-twelve months basis, return on invested capital of 16.1% increased 20 basis points over the prior year.
Consistent with our aggregates growth strategy, during the second quarter we completed several portfolio enhancing actions. In early June, we completed the previously announced divestiture of our ready-mixed concrete operations in California. Additionally, we acquired a quarry in southern Colorado and a rail yard in Dallas-Fort Worth from Brannan Sand & Gravel. These portfolio actions align with our aggregates-led growth strategy by expanding our reach into southern Colorado and strengthening our distribution network in Dallas-Fort Worth. The pipeline for strategic acquisitions remains active, and we have the financial strength and flexibility to capitalize on the most value-accretive opportunities.
OUTLOOK
Our aggregates business is executing well, and we reiterate our full-year outlook to deliver between $2.4 and $2.6 billion of Adjusted EBITDA. The construction environment remains supportive of continued aggregates price growth, and large projects and public construction activity continue to support our expectation for volume growth in 2026. As always, our focus remains on compounding aggregates unit profitability to drive earnings growth and strong cash generation for our shareholders.

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended June 30		Six Months Ended June 30

in millions, except per share and per unit data	2026	2025	2026	2025

Total revenues	$2,155.8	$2,102.4	$3,911.7	$3,737.0
Cost of revenues	(1,530.3)	(1,477.2)	(2,863.5)	(2,746.5)
Gross profit	625.5	625.2	1,048.2	990.5
Gross profit margin	29.0%	29.7%	26.8%	26.5%
Selling, administrative and general expenses	(141.3)	(144.5)	(277.1)	(282.7)
SAG as a percentage of total revenues	6.6%	6.9%	7.1%	7.6%
Gain (loss) on sale of property, plant & equipment and businesses	(11.3)	1.2	(11.6)	8.6
Loss on impairments	0.0	0.0	0.0	0.0
Operating earnings	455.5	471.0	720.9	697.4
Interest expense, net	(54.7)	(59.2)	(108.6)	(118.9)
Earnings from continuing operations before income taxes	404.5	414.2	617.4	578.3
Income tax expense	(81.4)	(91.3)	(127.2)	(125.0)
Effective tax rate from continuing operations	20.1%	22.0%	20.6%	21.6%
Earnings from continuing operations	323.1	322.9	490.2	453.3
Gain (loss) on discontinued operations, net of tax	1.2	(2.1)	0.1	(3.1)
(Earnings) loss attributable to noncontrolling interest	(0.9)	0.1	(1.4)	(0.4)
Net earnings attributable to Vulcan	$323.4	$320.9	$488.9	$449.8
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.47	$2.43	$3.74	$3.41
Discontinued operations	0.01	(0.01)	0.00	(0.03)
Net earnings	$2.48	$2.42	$3.74	$3.38
EBITDA[1]	$637.5	$656.1	$1,072.6	$1,064.5
Adjusted EBITDA[1]	$654.0	$659.5	$1,101.1	$1,070.4
Average Sales Price and Unit Shipments
Aggregates
Tons	59.9	59.3	109.9	107.0
Freight-adjusted sales price	$22.97	$22.11	$22.89	$22.07
Asphalt Mix
Tons	3.4	3.9	5.7	6.1
Average sales price	$85.74	$81.29	$84.92	$81.30
Ready-mixed concrete
Cubic yards	1.0	1.2	2.0	2.1
Average sales price	$189.94	$186.60	$190.20	$187.83
1.Non-GAAP measures are defined and reconciled within this Item 2 under the caption "Reconciliation of Non-GAAP Financial Measures."

Form 10-Q	28

Part I Financial Information
SECOND QUARTER 2026 COMPARED TO SECOND QUARTER 2025
Second quarter 2026 total revenues were $2,155.8 million, up 3% from the second quarter of 2025. Shipments increased in aggregates (1%), and decreased in asphalt mix (12%) and ready-mixed concrete (17%). Gross profit increased in the Aggregates segment ($7.8 million or 1%), decreased in the Asphalt segment ($7.4 million or 13%) and decreased in the Concrete segment ($0.1 million or 1%). The decrease in concrete shipments and gross profit was primarily due to the sale of our concrete operations in California during the second quarter of 2026 (see Note 16 to the condensed consolidated financial statements).
Net earnings attributable to Vulcan for the second quarter of 2026 were $323.4 million, or $2.48 per diluted share, compared to $320.9 million, or $2.42 per diluted share, in the second quarter of 2025. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the second quarter of 2026 include:
•pretax gain on discontinued operations of $1.7 million
•pretax net loss of $13.2 million related to the sale of businesses
•pretax charges of $4.5 million associated with divested operations
•pretax charges of $0.5 million associated with non-routine acquisitions
•$1.5 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the second quarter of 2025 include:
•pretax loss on discontinued operations of $2.8 million
•pretax charges of $0.6 million associated with non-routine acquisitions
•$2.1 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) were $2.59 per diluted share for the second quarter of 2026 compared to $2.45 per diluted share for the second quarter of 2025.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the second quarter of 2026 versus the second quarter of 2025 are summarized below:

in millions

Second quarter 2025	$414.2
Higher aggregates gross profit	7.8
Lower asphalt gross profit	(7.4)
Lower concrete gross profit	(0.1)
Lower selling, administrative and general expenses	3.2
Lower gain or higher loss on sale of property, plant & equipment and businesses	(12.5)
Lower interest expense, net	4.5
All other	(5.2)
Second quarter 2026	$404.5
Continued pricing discipline and operational execution drove earnings growth despite energy headwinds and challenging weather-related operating conditions throughout the second quarter. Second quarter Aggregates segment gross profit increased 1% to $567.3 million ($9.47 on a per ton basis), and cash gross profit improved to $720.1 million ($12.02 on a per ton basis).
As compared to the prior year, second quarter aggregates shipments increased 1%, and continued to benefit from healthy public construction activity and large projects. Shipments in Texas and certain Southeastern markets were impacted by significant rainfall, particularly in May and June.
The pricing environment remains positive with widespread growth across the Company’s footprint. Aggregates freight-adjusted selling prices increased 3.9% compared to the prior year (4.7% on a mix-adjusted basis). Second quarter freight-adjusted unit cost of sales increased 7% (7%, or $0.72 per ton, on a unit cash cost of sales basis). Excluding the impact of higher diesel fuel costs, cash cost of sales increased 3%, reflecting a continued focus on cost management and operating efficiencies.

29	Form 10-Q

Part I Financial Information
Overall, non-aggregates segments gross profit was $58.2 million, an 11% decrease compared to the prior year’s second quarter. The decrease was partially due to the sale of our concrete operations in California during the second quarter of 2026 (see Note 16 to the condensed consolidated financial statements).
Asphalt segment gross profit was $49.8 million (a 13% decrease over the prior year), and cash gross profit was $61.0 million (a 14% decrease over the prior year). Gross profit per ton decreased 1%, and cash gross profit per ton decreased 3%. Asphalt gross profit margin remained strong at 15 percent, despite lower shipments due to weather and higher liquid asphalt costs. Second quarter results in the prior year included our Houston asphalt and construction business that was divested in the fourth quarter of 2025.
Concrete segment gross profit was $8.4 million, and cash gross profit was $12.3 million. Unit gross profit increased 19%, while unit cash gross profit decreased 46%. The increase in unit gross profit was primarily due to the suspension of depreciation and amortization of our California ready-mixed concrete assets which were classified as held-for-sale during the second quarter of 2026. The divestiture of these operations was completed in early June of 2026 (see Note 16 to the condensed consolidated financial statements).
SAG expense was $141.3 million for the second quarter compared to $144.5 million in the prior year. For the quarter, SAG expense as a percent of total revenues decreased 30 basis points, to 6.6%. On a trailing-twelve months basis, SAG expense was 6.9% of total revenues, a 40 basis point improvement from the prior year.
Loss on sale of property, plant & equipment and businesses was $11.3 million in the second quarter of 2026 compared to a gain of $1.2 million in the second quarter of 2025.
Net other operating expense, which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected, and rental income, was $17.4 million of expense for the second quarter of 2026 compared to $10.9 million of expense in the second quarter of 2025. The second quarter of 2026 included $4.5 million of charges associated with divested operations and $0.5 million of charges associated with non-routine acquisitions.
Net other nonoperating income (expense) was $3.7 million of income for the second quarter of 2026 compared to $2.4 million of income for the second quarter of 2025.
Net interest expense was $54.7 million in the second quarter of 2026 compared to $59.2 million in the second quarter of 2025. The reduction in interest expense was attributable to reduced debt levels.
Income tax expense from continuing operations was $81.4 million in the second quarter of 2026 compared to $91.3 million in the second quarter of 2025. The decrease in tax expense was primarily due to the tax benefit recorded for the remeasurement of our deferred tax liabilities in the second quarter of 2026 resulting from changes in our state tax profile after the divestiture of our ready-mixed concrete operations in California.
Earnings attributable to Vulcan from continuing operations were $2.47 per diluted share in the second quarter of 2026 compared to $2.43 per diluted share in the second quarter of 2025.
DISCONTINUED OPERATIONS — Second quarter pretax income from discontinued operations was $1.7 million in 2026 compared with a pretax loss of $2.8 million in 2025. Both periods include charges or credits related to general and product liability costs and accruals, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
YEAR-TO-DATE JUNE 30, 2026 COMPARED TO YEAR-TO-DATE JUNE 30, 2025
Total revenues for the first six months of 2026 were $3,911.7 million, up 5% from the first six months of 2025. Shipments increased in aggregates (3%), decreased in asphalt mix (7%) and decreased in ready-mixed concrete (7%). Gross profit increased in the Aggregates segment ($50.8 million or 6%), was flat in the Asphalt segment and increased in the Concrete segment ($6.9 million or 59%).
Net earnings attributable to Vulcan for the first six months of 2026 were $488.9 million, or $3.74 per diluted share, compared to $449.8 million, or $3.38 per diluted share in the first six months of 2025. Each period’s results were impacted by discrete items, as follows:

Form 10-Q	30

Part I Financial Information
Net earnings attributable to Vulcan for the first six months of 2026 include:
•pretax gain on discontinued operations of $0.3 million
•pretax loss of $13.2 million associated with the sale of businesses
•pretax charges of $6.5 million associated with divested operations
•pretax charges of $0.5 million associated with non-routine acquisitions
•pretax charges of $8.6 million related to CEO transition and reorganization charges
•$3.7 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first six months of 2025 include:
•pretax loss on discontinued operations of $4.1 million
•pretax charges of $1.8 million associated with non-routine acquisitions
•$3.8 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $3.93 per diluted share for the first six months of 2026 compared to $3.45 per diluted share for the first six months of 2025.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for year-to-date June 30, 2026 versus year-to-date June 30, 2025 are summarized below:

in millions

Year-to-date June 30, 2025	$578.3
Higher aggregates gross profit	50.8
Flat asphalt gross profit	0.0
Higher concrete gross profit	6.9
Lower selling, administrative and general expenses	5.6
Lower gain or higher loss on sale of property, plant & equipment and businesses	(20.2)
Lower interest expense, net	10.3
All other	(14.3)
Year-to-date June 30, 2026	$617.4
Aggregates segment sales for the first six months of 2026 were $3,213.5 million (up 8%), and shipments increased 3%, or 2.9 million tons, compared to the prior year. Aggregates segment gross profit was $967.7 million ($8.81 per ton) in the first six months of 2026 versus $916.9 million ($8.57 per ton) in the prior year. On a year-to-date basis, cash gross profit per ton increased 2% to $11.53 per ton.
Freight-adjusted selling prices increased 3.7% compared to the prior year (4.8% on a mix-adjusted basis), with growth widespread across our footprint. Freight-adjusted unit cash cost of sales for the first six months of 2026 increased 6% versus the prior year. We remain focused on cost management and operating efficiencies.
Asphalt segment gross profit of $62.0 million was flat compared to the first six months of 2025, and cash gross profit of $84.4 million decreased 4% from the prior year. Asphalt mix shipments decreased 7%, and average unit selling prices increased 4.5%, or $3.62 per ton.
Concrete segment gross profit of $18.5 million was up $6.9 million from the first six months of 2025, and cash gross profit of $26.5 million decreased 43% from the prior year. The increase in gross profit was primarily due to the suspension of depreciation and amortization of our California ready-mixed concrete assets which were classified as held-for-sale during 2026. The divestiture of these operations was completed in early June of 2026 (see Note 16 to the condensed consolidated financial statements).
SAG expenses were $277.1 million in the first six months of 2026 versus $282.7 million in the first six months of 2025. As a percent of total revenues, SAG expense was 7.1% compared to 7.6% in the prior year's first six months.
Loss on sale of property, plant & equipment and businesses was $11.6 million in the first six months of 2026 versus a gain of $8.6 million in the first six months of 2025.

31	Form 10-Q

Part I Financial Information
Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected, and rental income, was $38.6 million of expense for the first six months of 2026 compared to $19.0 million of expense in the first six months of 2025. The first six months of 2026 included $6.5 million of charges associated with divested operations, $0.5 million of charges associated with non-routine acquisitions and $8.6 million of charges related to CEO transition and reorganization charges.
Other nonoperating income (expense), net was $5.1 million of income for the first six months of 2026 compared to $0.2 million of expense in the first six months of 2025.
Net interest expense was $108.6 million in the first six months of 2026 compared to $118.9 million in the first six months of 2025. The reduction in interest expense was attributable to reduced debt levels.
Income tax expense from continuing operations was $127.2 million in the first six months of 2026 compared to $125.0 million in the first six months of 2025. The increase in tax expense was primarily due to the increase in pretax earnings, partially offset by the tax benefit recorded for the remeasurement of our deferred tax liabilities in the second quarter of 2026.
Earnings attributable to Vulcan from continuing operations were $3.74 per diluted share in the first six months of 2026 compared to $3.41 per diluted share in the first six months of 2025.
DISCONTINUED OPERATIONS — First six months pretax income from discontinued operations was $0.3 million in 2026 compared with a pretax loss of $4.1 million in 2025. Both periods include charges or credits related to general and product liability costs and accruals, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
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
Our industry is experiencing uncertainty due to rapid changes in global trade policies including announced tariff increases, potential additional tariff increases, potential new or renegotiated bilateral or multilateral trade agreements, and other measures that could restrict international trade. Additionally, on February 28, 2026, a military conflict commenced in the Middle East involving the United States, Israel and Iran. Although we have no operations in the Middle East, the ongoing geopolitical conflict in the region has led to significant disruption of energy supplies and increases in global energy prices, which could continue to heighten inflationary pressures and disrupt global supply chains. Economic pressures on our customers, including the challenges of inflation, heightened geopolitical tensions and the impact of tariffs and other trade measures, may negatively impact our shipment volumes. We will continue to evaluate the evolving macroeconomic environment to take action to mitigate the impact on our business.
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

Form 10-Q	32

Part I Financial Information
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

	Three Months Ended June 30		Six Months Ended June 30

in millions, except per ton data	2026	2025	2026	2025

Aggregates segment
Segment sales	$1,763.0	$1,649.6	$3,213.5	$2,985.4
Freight & delivery revenues[1]	(360.4)	(310.9)	(648.6)	(575.2)
Other revenues	(26.2)	(28.6)	(49.5)	(48.1)
Freight-adjusted revenues	$1,376.4	$1,310.1	$2,515.4	$2,362.1
Unit shipments - tons	59.9	59.3	109.9	107.0
Freight-adjusted sales price	$22.97	$22.11	$22.89	$22.07
1.At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

33	Form 10-Q

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

	Three Months Ended June 30		Six Months Ended June 30

in millions, except per unit data	2026	2025	2026	2025

Aggregates segment
Gross profit	$567.3	$559.5	$967.7	$916.9
Depreciation, depletion, accretion and amortization	152.8	144.3	298.6	294.7
Cash gross profit	$720.1	$703.8	$1,266.3	$1,211.6
Unit shipments - tons	59.9	59.3	109.9	107.0
Gross profit per ton	$9.47	$9.44	$8.81	$8.57
Freight-adjusted sales price	$22.97	$22.11	$22.89	$22.07
Cash gross profit per ton	12.02	11.88	11.53	11.32
Freight-adjusted cash cost of sales per ton	$10.95	$10.23	$11.36	$10.75
Asphalt segment
Gross profit	$49.8	$57.2	$62.0	$62.0
Depreciation, depletion, accretion and amortization	11.2	14.0	22.4	26.0
Cash gross profit	$61.0	$71.2	$84.4	$88.0
Unit shipments - tons	3.4	3.9	5.7	6.1
Gross profit per ton	$14.70	$14.86	$10.95	$10.19
Average sales price	$85.74	$81.29	$84.92	$81.30
Cash gross profit per ton	18.01	18.49	14.90	14.47
Cash cost of sales per ton	$67.73	$62.80	$70.02	$66.83
Concrete segment
Gross profit	$8.4	$8.5	$18.5	$11.6
Depreciation, depletion, accretion and amortization	3.9	19.0	8.0	34.5
Cash gross profit	$12.3	$27.5	$26.5	$46.1
Unit shipments - cubic yards	1.0	1.2	2.0	2.1
Gross profit per cubic yard	$8.55	$7.21	$9.44	$5.54
Average sales price	$189.94	$186.60	$190.20	$187.83
Cash gross profit per cubic yard	12.54	23.38	13.49	21.89
Cash cost of sales per cubic yard	$177.40	$163.22	$176.71	$165.94

Form 10-Q	34

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

	Three Months Ended June 30		Six Months Ended June 30		Trailing-Twelve Months June 30

in millions	2026	2025	2026	2025	2026	2025

Net earnings attributable to Vulcan	$323.4	$320.9	$488.9	$449.8	$1,115.7	$951.2
Income tax expense, including discontinued operations	81.8	90.6	127.3	124.0	309.2	250.7
Interest expense, net	54.7	59.2	108.6	118.9	216.1	209.9
Depreciation, depletion, accretion and amortization	177.5	185.5	347.8	371.8	724.4	696.3
EBITDA	$637.5	$656.1	$1,072.6	$1,064.5	$2,365.4	$2,108.0
(Gain) loss on discontinued operations	$(1.7)	$2.8	$(0.3)	$4.1	$1.7	$9.3
(Gain) loss on sale of real estate and businesses, net	13.2	0.0	13.2	0.0	(29.2)	(36.7)
Loss on impairments	0.0	0.0	0.0	0.0	0.0	86.6
Charges associated with divested operations	4.5	0.0	6.5	0.0	7.1	16.7
Acquisition related charges[1]	0.5	0.6	0.5	1.8	0.7	17.1
CEO transition and reorganization charges[2]	0.0	0.0	8.6	0	8.6	0.0
Adjusted EBITDA	$654.0	$659.5	$1,101.1	$1,070.4	$2,354.3	$2,201.1
Total revenues	$2,155.8	$2,102.4	$3,911.7	$3,737.0	$8,115.7	$7,594.6
Adjusted EBITDA margin	30.3%	31.4%	28.1%	28.6%	29.0%	29.0%
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

	Three Months Ended June 30		Six Months Ended June 30

	2026	2025	2026	2025

Diluted net earnings per share attributable to Vulcan	$2.48	$2.42	$3.74	$3.38
Items included in Adjusted EBITDA above, net of tax	0.10	0.02	0.16	0.04
Calica NOL carryforward valuation allowance	0.01	0.01	0.03	0.03
Adjusted diluted EPS attributable to Vulcan from continuing operations	$2.59	$2.45	$3.93	$3.45

35	Form 10-Q

Part I Financial Information
NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	June 30

in millions	2026	2025

Current maturities of long-term debt	$400.0	$0.5
Short-term debt	0.0	550.0
Long-term debt	3,964.3	4,359.2
Total debt	$4,364.3	$4,909.7
Cash and cash equivalents and restricted cash	(288.7)	(351.0)
Net debt	$4,075.6	$4,558.7
Trailing-Twelve Months (TTM) Adjusted EBITDA	$2,354.3	$2,201.1
Total Debt to TTM Adjusted EBITDA	1.9x	2.2x
Net Debt to TTM Adjusted EBITDA	1.7x	2.1x
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

	Trailing-Twelve Months

in millions	June 30 2026	June 30 2025

Adjusted EBITDA	$2,354.3	$2,201.1
Average invested capital
Property, plant & equipment, net	$8,344.9	$7,600.8
Goodwill	3,802.8	3,684.3
Other intangible assets	1,565.8	1,591.5
Fixed and intangible assets	$13,713.5	$12,876.6
Current assets	$2,069.4	$2,124.9
Cash and cash equivalents	(233.6)	(338.1)
Current tax	(27.1)	(41.7)
Adjusted current assets	1,808.7	1,745.1
Current liabilities	(1,093.0)	(989.8)
Current maturities of long-term debt	80.3	80.5
Short-term debt	149.4	129.0
Adjusted current liabilities	(863.3)	(780.3)
Adjusted net working capital	$945.4	$964.8
Average invested capital	$14,658.9	$13,841.4
Return on invested capital	16.1%	15.9%

Form 10-Q	36

Part I Financial Information
2026 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2026 Projected Mid-point

Net earnings attributable to Vulcan	$1,215
Income tax expense, including discontinued operations	340
Interest expense, net	215
Depreciation, depletion, accretion and amortization	700
Projected EBITDA	$2,470
Items included in Adjusted EBITDA	30
Projected Adjusted EBITDA	$2,500
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
We actively manage our capital structure and resources in order to balance the cost of capital and the risk of financial stress. We seek to meet these objectives by adhering to the following principles:
•maintain substantial bank line of credit borrowing capacity
•proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low
•maintain an appropriate balance of fixed-rate and floating-rate debt
•minimize financial and other covenants that limit our operating and financial flexibility

37	Form 10-Q

Part I Financial Information
CASH
Included in our June 30, 2026 cash and cash equivalents and restricted cash balances of $288.7 million is $94.5 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the caption "Restricted Cash."
Cash from Operating Activities

	Six Months Ended June 30

in millions	2026	2025

Net earnings	$490.3	$450.2
Depreciation, depletion, accretion and amortization	347.8	371.8
Noncash operating lease expense	26.9	26.7
Net (gain) loss on sale of property, plant & equipment and businesses	11.6	(8.6)
Deferred income taxes, net	(68.2)	(11.3)
Other operating cash flows, net[1]	(223.8)	(235.6)
Net cash provided by operating activities	$584.6	$593.2
1.Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $584.6 million during the six months ended June 30, 2026, an $8.6 million decrease compared to the same period of 2025. The decrease was primarily attributable to negative cash flow changes in deferred income taxes of $56.9 million partially offset by $40.1 million of higher earnings in 2026.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 42.1 days at June 30, 2026 compared to 42.6 days at June 30, 2025. Additionally, our over 90 day receivables balance was $22.4 million at June 30, 2026, a decrease of $8.5 million from the $30.9 million balance at June 30, 2025. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
Cash from Investing Activities
Net cash provided by investing activities was $144.8 million during the first six months of 2026, a $381.7 million increase in cash compared to the same period of 2025. During the first six months of 2026, we sold our ready-mixed concrete operations in California and our aggregates and ready-mixed concrete operations in the U.S. Virgin Islands for combined proceeds of $722.1 million ($572.1 million cash and a $150.0 million note due December 2027). During the first six months of 2025, we sold non-strategic operations for cash proceeds of $19.0 million (see Note 16 to the condensed consolidated financial statements). Additionally, during the first six months of 2026, we invested $370.4 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $270.9 million in the prior year period. This $370.4 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities. Furthermore, during the first six months of 2026 we acquired aggregates operations in Colorado and Texas for total cash consideration of $75.0 million.
Cash from Financing Activities
Net cash used for financing activities was $630.1 million during the first six months of 2026, a $24.0 million increase compared to cash used of $606.1 million in the same period of 2025. The current year includes a $50.0 million note payment to the sellers of an acquisition completed in 2022. The prior year includes $400.4 million of cash paid to redeem the senior notes due 2025. Additionally, during the first six months of 2026 we returned $535.2 million to shareholders through $135.4 million of dividends ($0.52 per share compared to $0.49 per share in 2025) and $399.8 million of common stock repurchases (1.4 million shares repurchased at $283.77 average price per share in 2026 compared to 0.2 million shares repurchased at $224.36 average price per share in 2025).

Form 10-Q	38

Part I Financial Information
DEBT
Certain debt measures are presented below:

in millions	June 30 2026	December 31 2025	June 30 2025

Debt
Current maturities of long-term debt	$400.0	$0.4	$0.5
Short-term debt	0.0	0.0	550.0
Long-term debt	3,964.3	4,361.7	4,359.2
Total debt	$4,364.3	$4,362.1	$4,909.7
Capital
Total debt	$4,364.3	$4,362.1	$4,909.7
Total equity	8,488.6	8,548.9	8,429.7
Total capital	$12,852.9	$12,911.0	$13,339.4
Total Debt as a Percentage of Total Capital	34.0%	33.8%	36.8%
Weighted-Average Effective Interest Rates
Line of credit[1]	1.13%	1.13%	1.13%
Commercial paper	3.85%	3.85%	4.66%
Term debt	5.04%	5.04%	5.04%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	100.0%	100.0%	89.0%
Floating-rate debt	0.0%	0.0%	11.0%
1.Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At June 30, 2026, total debt to trailing-twelve months Adjusted EBITDA was 1.9 times (1.7 times on a net debt basis reflecting $288.7 million of cash on hand). Our weighted-average debt maturity was 13.2 years, and our total weighted-average effective interest rate was 5.04%.
Line of Credit and Commercial Paper Program
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of June 30, 2026, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of June 30, 2026, we had no outstanding commercial paper borrowings.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of June 30, 2026, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of June 30, 2026, our available borrowing capacity under the line of credit was $1,581.5 million. Utilization of the borrowing capacity was as follows:
•None was borrowed
•$18.5 million was used to support standby letters of credit

39	Form 10-Q

Part I Financial Information
Term Debt
All of our $4,440.1 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of June 30, 2026, we were in compliance with all term debt covenants. In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.
Additionally, in February 2026, we paid a $50.0 million note payable (included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2025) related to an acquisition completed in 2022.
Current Maturities of Long-term Debt
The $400.0 million of current maturities of long-term debt as of June 30, 2026 is due as follows:

in millions	Current Maturities

Third quarter 2026	$0.0
Fourth quarter 2026	0.0
First quarter 2027	0.0
Second quarter 2027	400.0
Debt Ratings
Our debt ratings and outlooks as of June 30, 2026 are as follows:

	Short-term	Long-term	Outlook

Fitch	F1	BBB+	Stable
Moody's	P-2	Baa2	Positive
Standard & Poor's	A-2	BBB+	Stable

EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	June 30 2026	December 31 2025	June 30 2025

Common stock shares at January 1, issued and outstanding	130.6	132.1	132.1
Common stock issued for share-based compensation plans	0.2	0.2	0.1
Common stock purchased and retired	(1.4)	(1.5)	(0.2)
Common stock other	0.0	(0.2)	0.0
Common stock shares at end of period, issued and outstanding	129.4	130.6	132.0
As of June 30, 2026, there were 3,864,057 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.

Form 10-Q	40

Part I Financial Information
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average price	June 30 2026	December 31 2025	June 30 2025

Number of shares purchased and retired	1.4	1.5	0.2
Total purchase price	$399.8	$438.4	$38.1
Average price per share	$283.77	$283.82	$224.36
There were no shares held in treasury as of June 30, 2026, December 31, 2025 and June 30, 2025.
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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the six months ended June 30, 2026.
New Accounting Standards
For a discussion of the accounting standards recently adopted or pending adoption and the effect such accounting changes will have on our results of operations, financial position or liquidity, see Note 17 to the condensed consolidated financial statements.

41	Form 10-Q

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

Form 10-Q	42

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
Information included on our website is not incorporated into, or otherwise made a part of, this report.

43	Form 10-Q

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
At June 30, 2026, the estimated fair value of our long-term debt including current maturities was $4,277.1 million compared to a face value of $4,440.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $367.5 million.
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

Item 4
Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
We are also executing a comprehensive modernization of our core business systems and processes, which will include the implementation of a cloud-based Enterprise Resource Planning (ERP) software suite that will replace significant portions of our financial and human resources systems. We have modified and will continue to modify the design and implementation of certain internal control processes to accommodate changes to our financial systems and processes as the modernization initiative continues. The full implementation is expected to be completed by the third quarter of 2027.
Other than the system implementations described above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q	44

Part II Other Information

Item 1
Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

Item 1A
Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the quarter ended June 30, 2026 are summarized below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]

April 1 - April 30	712,388	$280.75	712,388	4,056,099
May 1 - May 31	192,042	$261.66	192,042	3,864,057
June 1 - June 30	0	$0.00	0	3,864,057
Total	904,430	$276.69	904,430
1In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of June 30, 2026, there were 3,864,057 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
We did not have any unregistered sales of equity securities during the second quarter of 2026.

Item 4
Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

Item 5
Other Information
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended June 30, 2026, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

45	Form 10-Q

Part II Other Information

Item 6
Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 95	MSHA Citations and Litigation

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

Form 10-Q	46

Part II Other Information

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VULCAN MATERIALS COMPANY

Name	Title	Date

/s/ Randy L. Pigg	Vice President, Controller (Principal Accounting Officer)	July 29, 2026
/s/ Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 29, 2026

47	Form 10-Q