Form 10-Q
period 2026-09-30
Vulcan Materials CO
filed 2026-10-29
CIK 1396009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 20, 2026
Common Stock, $1 Par Value	128,344,422

VULCAN MATERIALS COMPANY
Form 10-Q
Quarter Ended September 30, 2026
Unless otherwise stated or the context otherwise requires, references in this report to “Vulcan,” the “Company,” “we,” “our,” or “us” refer to Vulcan Materials Company and its consolidated subsidiaries.

Form 10-Q	i

Part I Financial Information

Item 1
Financial Statements
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets

Unaudited	September 30 2026	December 31 2025	September 30 2025
in millions

Assets
Cash and cash equivalents	$106.6	$183.3	$191.3
Restricted cash	65.8	6.1	3.9
Accounts and notes receivable, net	1,112.7	887.7	1,184.8
Inventories	682.5	680.5	687.1
Other current assets	111.1	101.8	104.0
Assets held for sale	0.0	708.5	97.3
Total current assets	2,078.7	2,567.9	2,268.4
Investments and long-term receivables	175.7	33.7	33.6
Property, plant & equipment, net	8,404.4	8,148.6	8,352.7
Operating lease right-of-use assets, net	589.0	521.5	522.0
Goodwill	3,781.2	3,780.9	3,839.5
Other intangible assets, net	1,459.8	1,489.0	1,796.0
Other noncurrent assets	214.8	158.8	166.3
Total assets	$16,703.6	$16,700.4	$16,978.5
Liabilities
Current maturities of long-term debt	$400.0	$0.4	$0.4
Short-term debt	315.0	0.0	0.0
Trade payables and accruals	245.3	438.5	422.6
Other current liabilities	495.0	487.9	556.2
Liabilities held for sale	0.0	29.3	37.6
Total current liabilities	1,455.3	956.1	1,016.8
Long-term debt	3,965.6	4,361.7	4,360.4
Deferred income taxes, net	1,292.3	1,358.3	1,391.9
Deferred revenue	124.9	130.6	132.3
Noncurrent operating lease liabilities	582.1	522.6	506.2
Other noncurrent liabilities	852.2	822.2	813.8
Total liabilities	$8,272.4	$8,151.5	$8,221.4
Other commitments and contingencies (Note 8)
Equity
Common stock, $1 par value, Authorized 480.0 shares, Outstanding 128.2 , 130.6 and 132.0 shares, respectively	$128.2	$130.6	$132.0
Capital in excess of par value	2,914.6	2,930.0	2,920.2
Retained earnings	5,485.1	5,590.1	5,805.1
Accumulated other comprehensive loss	(121.3)	(125.6)	(123.1)
Total shareholders' equity	8,406.6	8,525.1	8,734.2
Noncontrolling interest	24.6	23.8	22.9
Total equity	$8,431.2	$8,548.9	$8,757.1
Total liabilities and equity	$16,703.6	$16,700.4	$16,978.5
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

1	Form 10-Q

Part I Financial Information
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Comprehensive Income

Unaudited	Three Months Ended September 30		Nine Months Ended September 30

in millions, except per share data	2026	2025	2026	2025

Total revenues	$2,184.6	$2,291.5	$6,096.3	$6,028.5
Cost of revenues	(1,519.0)	(1,594.3)	(4,382.5)	(4,340.8)
Gross profit	665.6	697.2	1,713.8	1,687.7
Selling, administrative and general expenses	(137.0)	(145.3)	(414.1)	(428.0)
Gain (loss) on sale of property, plant & equipment and businesses	0.2	0.6	(11.4)	9.2
Other operating expense, net	(4.2)	(9.3)	(42.8)	(28.2)
Operating earnings	524.6	543.2	1,245.5	1,240.7
Other nonoperating income (expense), net	(2.0)	0.7	3.1	0.4
Interest expense, net	(51.4)	(55.3)	(160.0)	(174.2)
Earnings from continuing operations before income taxes	471.2	488.6	1,088.6	1,066.9
Income tax expense	(107.1)	(112.4)	(234.4)	(237.4)
Earnings from continuing operations	364.1	376.2	854.2	829.5
Loss on discontinued operations, net of tax	(1.2)	(1.2)	(0.9)	(4.2)
Net earnings	362.9	375.0	853.3	825.3
Earnings attributable to noncontrolling interest	(0.6)	(0.1)	(2.1)	(0.6)
Net earnings attributable to Vulcan	$362.3	$374.9	$851.2	$824.7
Other comprehensive income, net of tax
Amortization of accumulated cash flow hedge losses	0.5	0.4	1.4	1.3
Amortization of accumulated benefit plan costs	0.9	1.1	2.9	3.0
Other comprehensive income	1.4	1.5	4.3	4.3
Comprehensive income	364.3	376.5	857.6	829.6
Comprehensive earnings attributable to noncontrolling interest	(0.6)	(0.1)	(2.1)	(0.6)
Comprehensive income attributable to Vulcan	$363.7	$376.4	$855.5	$829.0
Basic earnings (loss) per share attributable to Vulcan
Continuing operations	$2.82	$2.85	$6.56	$6.27
Discontinued operations	(0.01)	(0.01)	0.00	(0.03)
Net earnings	$2.81	$2.84	$6.56	$6.24
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.81	$2.83	$6.54	$6.24
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net earnings	$2.80	$2.82	$6.53	$6.21
Weighted-average common shares outstanding
Basic	129.1	132.1	129.8	132.2
Assuming dilution	129.5	132.9	130.3	132.9
Effective tax rate from continuing operations	22.7%	23.0%	21.5%	22.3%
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Form 10-Q	2

Part I Financial Information
VULCAN MATERIALS COMPANY AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows

Unaudited	Nine Months Ended September 30

in millions	2026	2025

Operating Activities
Net earnings	$853.3	$825.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion, accretion and amortization	529.0	563.2
Noncash operating lease expense	39.3	40.1
Net (gain) loss on sale of property, plant & equipment and businesses	11.4	(9.2)
Contributions to pension plans	(17.5)	(13.8)
Share-based compensation expense	33.3	49.9
Deferred income taxes, net	(52.7)	56.5
Changes in assets and liabilities before initial effects of business acquisitions and dispositions	(435.3)	(256.3)
Other, net	10.2	14.3
Net cash provided by operating activities	$971.0	$1,270.0
Investing Activities
Purchases of property, plant & equipment	$(548.0)	$(492.9)
Proceeds from sale of property, plant & equipment	19.5	23.0
Proceeds from sale of businesses	572.1	19.0
Payment for businesses acquired, net of acquired cash	(290.6)	(8.5)
Other, net	2.4	8.5
Net cash used for investing activities	$(244.6)	$(450.9)
Financing Activities
Proceeds from short-term debt	$315.0	$0.0
Payment of short-term debt and other financing obligations	(50.0)	(550.0)
Payment of current maturities and long-term debt	(0.3)	(400.5)
Payment of finance leases	(6.1)	(8.5)
Purchases of common stock	(749.8)	(38.1)
Dividends paid	(202.3)	(195.4)
Share-based compensation, shares withheld for taxes	(48.4)	(30.5)
Distribution to noncontrolling interest	(1.4)	(1.5)
Other, net	(0.1)	(0.2)
Net cash used for financing activities	$(743.4)	$(1,224.7)
Net decrease in cash and cash equivalents and restricted cash	(17.0)	(405.6)
Cash and cash equivalents and restricted cash at beginning of year	189.4	600.8
Cash and cash equivalents and restricted cash at end of period	$172.4	$195.2
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

3	Form 10-Q

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
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements were prepared in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. We prepared the accompanying condensed consolidated financial statements on the same basis as our annual financial statements, except for the adoption of new accounting standards, if any, as described in Note 17. Our Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited financial statements, but it does not include all disclosures required by GAAP. In the opinion of our management, the statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. For further information, refer to the consolidated financial statements and footnotes included in our most recent Annual Report on Form 10-K.
Operating results for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions included in the preparation of these financial statements are related to goodwill and long-lived asset impairments, business combinations and purchase price allocation, pension and other postretirement benefits, environmental compliance, claims and litigation including self-insurance, and income taxes (refer to the Critical Accounting Policies included in Item 7 of our most recent Annual Report on Form 10-K). Events that relate to conditions arising after September 30, 2026 will be reflected in management’s estimates for future periods.
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
Accounts and Notes Receivable
Allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historic experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. Allowances for credit losses were $4.4 million, $10.5 million and $12.3 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

Form 10-Q	4

Part I Financial Information
Inventories
Inventories and supplies are stated at the lower of cost or net realizable value. Inventories are as follows:

in millions	September 30 2026	December 31 2025	September 30 2025

Finished products	$546.5	$557.7	$545.0
Raw materials	43.0	36.7	47.6
Products in process	6.8	5.4	12.3
Operating supplies and other	86.2	80.7	82.2
Total inventories	$682.5	$680.5	$687.1
Discontinued Operations
In 2005, we sold substantially all the assets of our Chemicals business to a subsidiary of Occidental Chemical Corporation. The financial results of the Chemicals business are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income for all periods presented. Results from discontinued operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Pretax loss	$(1.6)	$(1.6)	$(1.3)	$(5.7)
Income tax benefit	0.4	0.4	0.4	1.5
Loss on discontinued operations, net of tax	$(1.2)	$(1.2)	$(0.9)	$(4.2)
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
Earnings Per Share (EPS)
Earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Weighted-average common shares outstanding	129.1	132.1	129.8	132.2
Dilutive effect of
Stock-Only Stock Appreciation Rights	0.1	0.1	0.1	0.1
Other stock compensation awards	0.3	0.7	0.4	0.6
Weighted-average common shares outstanding, assuming dilution	129.5	132.9	130.3	132.9
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

Part I Financial Information
Property, Plant & Equipment
Property, plant & equipment are carried at cost less accumulated depreciation, depletion and amortization. Allowances for depreciation, depletion and amortization were $6,644.4 million, $6,356.1 million and $6,288.9 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.
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
Lease right-of-use (ROU) assets and liabilities and the weighted-average lease terms and discount rates are as follows:

dollars in millions	Classification on the Balance Sheet	September 30 2026	December 31 2025	September 30 2025

Assets
Operating lease ROU assets		$749.2	$674.2	$706.6
Accumulated amortization		(160.2)	(152.7)	(157.6)
Operating leases, net	Operating lease right-of-use assets, net	589.0	521.5	549.0
Finance lease ROU assets		22.2	35.3	44.3
Accumulated depreciation		(11.2)	(18.6)	(21.6)
Finance leases, net	Property, plant & equipment, net	11.0	16.7	22.7
Total lease assets		$600.0	$538.2	$571.7
Liabilities
Current
Operating leases	Other current liabilities	$51.7	$44.5	$49.4
Finance leases	Other current liabilities	3.7	5.8	8.2
Noncurrent
Operating leases	Noncurrent operating lease liabilities	582.1	522.6	540.1
Finance leases	Other noncurrent liabilities	4.9	5.0	5.3
Total lease liabilities		$642.4	$577.9	$603.0
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases		19.6	18.9	18.9
Finance leases		2.8	2.4	2.1
Weighted-average discount rate
Operating leases		5.1%	4.8%	4.8%
Finance leases		4.7%	4.0%	3.8%

Form 10-Q	6

Part I Financial Information
The components of lease expense are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Finance lease cost
Depreciation of right-of-use assets	$1.2	$2.0	$4.0	$6.2
Interest on lease liabilities	0.1	0.1	0.4	0.4
Operating lease cost	19.2	20.3	60.2	60.9
Short-term lease cost[1]	11.0	12.6	32.4	36.7
Variable lease cost	4.6	5.8	14.3	14.4
Sublease income	(0.8)	(0.8)	(2.6)	(2.4)
Sale and leaseback gain	0.0	0.0	0.0	(4.6)
Total lease expense	$35.3	$40.0	$108.7	$111.6
1.Includes the cost of leases with an initial term of one year or less (including those with terms of one month or less).
Cash paid for operating leases was $60.1 million and $60.9 million for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for finance leases (principal and interest) was $6.5 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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
In the third quarter of 2026, we recorded income tax expense from continuing operations of $107.1 million compared to $112.4 million in the third quarter of 2025. The decrease in tax expense was primarily due to the decrease in pretax earnings coupled with the tax benefit recorded in the third quarter of 2026 related to the purchase of energy investment tax credits (discussed below).
For the first nine months of 2026, we recorded income tax expense from continuing operations of $234.4 million compared to $237.4 million for the first nine months of 2025. The decrease in tax expense was primarily due to the tax benefit recorded for the remeasurement of our deferred tax liabilities in the second quarter of 2026, partially offset by tax expense on higher pretax earnings in 2026.
As discussed in Note 8, in May 2022, Mexican government officials unexpectedly and arbitrarily shut down our Calica operations in Mexico. In 2025, Calica had deferred tax assets (including net operating losses) of $37.3 million against which we have a full valuation allowance recorded. In 2026, we project a $5.8 million increase in deferred tax assets against which we have recorded a valuation allowance as a component of the EAETR. A majority of the deferred tax assets relate to a net operating loss (NOL) carryforward which would expire between 2032 and 2036 if not utilized.
Additionally, Calica is under examination by the Mexican Servicio de Administración Tributaria (SAT) for tax years 2018 and 2019. In the fourth quarter of 2025, SAT issued Calica an audit findings letter for 2018. Among other claims, SAT asserts that Calica had no right to mine and has denied its cost of goods sold deduction. We have recognized the full tax benefit associated with Calica’s cost of goods sold deduction in Mexico, as we believe it is more likely than not that the position will be sustained based upon the technical merits of the position. This position is strictly binary as our tax liability hinges entirely on the legal basis that Calica had the necessary rights to conduct its mining operations during the period in question. Should we be unsuccessful in defending this tax position related to the 2018 audit, we may incur a one-time cash outflow and tax expense of approximately $35 million, which includes $23 million of interest and penalties. During the third quarter of 2026, we completed a formal mediation and settled with SAT on the other immaterial claims, but Calica's cost of goods sold deduction remains unsettled.

7	Form 10-Q

Part I Financial Information
We project Alabama NOL carryforward deferred tax assets at December 31, 2026 of $44.5 million against which we have a valuation allowance of $32.4 million. We expect $10.3 million of the Alabama NOL carryforward to expire in 2026 resulting in no change to the valuation allowance compared to the previous amount recorded. Almost all of the Alabama NOL carryforward would expire between 2026 and 2029 if not utilized.
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
The IRA also enacted provisions under Internal Revenue Code Section 6418 allowing eligible taxpayers to transfer certain federal clean energy credits to third parties in exchange for cash consideration. In the third quarter of 2026, we purchased $53.8 million of energy investment tax credits from a third party which we will use to reduce our 2026 federal income tax liability. The purchase price discount for these purchased tax credits is recognized in income tax expense as a component of the EAETR.
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
Our segment total revenues by geographic market for the three and nine month periods ended September 30, 2026 and 2025 are disaggregated as follows:

	Three Months Ended September 30, 2026

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$557.2	$77.6	$92.4	$727.2
Gulf Coast revenues	965.2	50.0	0.0	1,015.2
West revenues	300.1	253.6	0.0	553.7
Segment sales	$1,822.5	$381.2	$92.4	$2,296.1
Intersegment sales	(111.5)	0.0	0.0	(111.5)
Total revenues[1]	$1,711.0	$381.2	$92.4	$2,184.6

	Three Months Ended September 30, 2025

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$567.7	$68.1	$91.8	$727.6
Gulf Coast revenues	943.0	107.7	2.6	1,053.3
West revenues	281.4	240.3	143.1	664.8
Segment sales	$1,792.1	$416.1	$237.5	$2,445.7
Intersegment sales	(154.2)	0.0	0.0	(154.2)
Total revenues[1]	$1,637.9	$416.1	$237.5	$2,291.5

Form 10-Q	8

Part I Financial Information

	Nine Months Ended September 30, 2026

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$1,472.8	$162.8	$247.3	$1,882.9
Gulf Coast revenues	2,736.3	137.5	3.4	2,877.2
West revenues	826.9	626.7	216.0	1,669.6
Segment sales	$5,036.0	$927.0	$466.7	$6,429.7
Intersegment sales	(333.4)	0.0	0.0	(333.4)
Total revenues[1]	$4,702.6	$927.0	$466.7	$6,096.3

	Nine Months Ended September 30, 2025

in millions	Aggregates	Asphalt	Concrete	Total

East revenues	$1,457.3	$150.8	$246.4	$1,854.5
Gulf Coast revenues	2,566.1	251.0	6.0	2,823.1
West revenues	754.1	591.9	382.8	1,728.8
Segment sales	$4,777.5	$993.7	$635.2	$6,406.4
Intersegment sales	(377.9)	0.0	0.0	(377.9)
Total revenues[1]	$4,399.6	$993.7	$635.2	$6,028.5
1.The geographic markets are defined by states/countries as follows:
East market — Arkansas, Delaware, Illinois, Kentucky, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia and Washington D.C.
Gulf Coast market — Alabama, Colorado, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Texas, Freeport (Bahamas), Puerto Cortés (Honduras) and Quintana Roo (Mexico)
West market — Arizona, California, Hawaii, New Mexico and British Columbia (Canada)
Total revenues are primarily derived from our product sales of aggregates (crushed stone, sand and gravel, sand and other aggregates), asphalt mix and ready-mixed concrete, and include freight & delivery costs that we pass along to our customers to deliver these products. We also generate service revenues from our asphalt construction paving business and service revenues related to our aggregates business, such as landfill tipping fees. Our total service revenues were $85.3 million (3.9% of total revenues) and $104.7 million (4.6% of total revenues) for the three months ended September 30, 2026 and 2025, respectively, and $200.8 million (3.3% of total revenues) and $237.4 million (3.9% of total revenues) for the nine months ended September 30, 2026 and 2025, respectively.
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

9	Form 10-Q

Part I Financial Information
Freight & delivery revenues are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Total revenues	$2,184.6	$2,291.5	$6,096.3	$6,028.5
Freight & delivery revenues[1]	(297.4)	(283.3)	(808.4)	(763.3)
Total revenues excluding freight & delivery	$1,887.2	$2,008.2	$5,287.9	$5,265.2
1.Includes freight & delivery to remote distribution sites.
Construction Paving Service Revenues
Revenue from our asphalt construction paving business is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by costs incurred to date as a percentage of total costs estimated for the project. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Future revenues from unsatisfied performance obligations (including contracts with an expected duration of 1 year or less) at September 30, 2026 and 2025 were $168.5 million and $293.8 million, respectively. The remaining period to complete the obligations at September 30, 2026 ranged from 1 month to 24 months. The decrease in future revenues from unsatisfied performance obligations is attributable to the divestiture of our asphalt mix and construction paving operations in Houston, TX, during the fourth quarter of 2025.
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
Changes in our deferred revenue balances (current and noncurrent) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Deferred revenue balance at beginning of period	$134.5	$141.8	$138.1	$145.3
Revenue recognized from deferred revenue	(2.1)	(2.0)	(5.7)	(5.5)
Deferred revenue balance at end of period	$132.4	$139.8	$132.4	$139.8

Form 10-Q	10

Part I Financial Information
Based on expected sales from the specified quarries, we expect to recognize $7.5 million of VPP deferred revenue as income during the twelve-month period ending September 30, 2027 (reflected in other current liabilities in our September 30, 2026 Condensed Consolidated Balance Sheet).
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
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Inputs that are derived principally from or corroborated by observable market data
Level 3: Inputs that are unobservable and significant to the overall fair value measurement
Our assets subject to fair value measurement on a recurring basis are summarized below:

in millions	September 30 2026	December 31 2025	September 30 2025

Level 1 Fair Value
Rabbi Trust
Mutual funds	$43.9	$42.6	$41.4
Total	$43.9	$42.6	$41.4
Level 2 Fair Value
Rabbi Trust
Money market mutual fund	$4.4	$2.1	$2.1
Total	$4.4	$2.1	$2.1
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
Net gains of the Rabbi Trusts’ investments were $3.1 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively. Unrealized gains on investments held by the Rabbi Trusts at September 30, 2026 and 2025 were $2.6 million and $1.5 million, respectively.
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
This amortization was reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income as follows:

in millions	Income Statement Location	Three Months Ended September 30		Nine Months Ended September 30

		2026	2025	2026	2025

Loss reclassified from AOCI	Interest expense	$(0.6)	$(0.6)	$(1.8)	$(1.8)
For the twelve-month period ending September 30, 2027, we estimate that $2.6 million of the $14.6 million net of tax loss in AOCI will be reclassified to interest expense.
NOTE 7: DEBT
Debt is detailed as follows:

in millions	Effective Interest Rates	September 30 2026	December 31 2025	September 30 2025

Bank line of credit expires 2029		$0.0	$0.0	$0.0
Commercial paper expires 2029		315.0	0.0	0.0
Total short-term debt		$315.0	$0.0	$0.0
3.90% notes due 2027	4.00%	400.0	400.0	400.0
4.95% notes due 2029	5.17%	500.0	500.0	500.0
3.50% notes due 2030	3.94%	750.0	750.0	750.0
5.35% notes due 2034	5.48%	750.0	750.0	750.0
7.15% notes due 2037	8.05%	129.2	129.2	129.2
4.50% notes due 2047	4.59%	700.0	700.0	700.0
4.70% notes due 2048	5.42%	460.9	460.9	460.9
5.70% notes due 2054	5.82%	750.0	750.0	750.0
Other notes		0.0	0.5	0.4
Total long-term debt - face value		$4,440.1	$4,440.6	$4,440.5
Unamortized discounts and debt issuance costs		(74.5)	(78.5)	(79.7)
Total long-term debt - book value		$4,365.6	$4,362.1	$4,360.8
Current maturities		(400.0)	(0.4)	(0.4)
Total long-term debt - reported value		$3,965.6	$4,361.7	$4,360.4
Estimated fair value of long-term debt		$3,624.5	$4,333.3	$4,354.8
Discounts and debt issuance costs are amortized using the effective interest method over the terms of the respective notes resulting in $3.9 million and $4.0 million of net interest expense for these items for the nine months ended September 30, 2026 and 2025, respectively.

Form 10-Q	12

Part I Financial Information
Line of Credit and Commercial Paper Program
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of September 30, 2026, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of September 30, 2026, we had $315 million in short-term commercial paper borrowings.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. As of September 30, 2026, we were in compliance with the line of credit covenants. Borrowings on the line of credit bear interest, at our option, at either SOFR plus a margin or Truist Bank’s base rate plus a margin. The margins are determined by our credit ratings. Standby letters of credit, which are issued under the line of credit and reduce availability, are charged a fee equal to the margin for SOFR borrowings plus 0.175%. We also pay a commitment fee on the daily average unused amount of the line of credit that ranges from 0.090% to 0.225% determined by our credit ratings. As of September 30, 2026, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of September 30, 2026, our available borrowing capacity under the line of credit was $1,585.1 million. Utilization of the borrowing capacity was as follows:
•none was borrowed
•$14.9 million was used to support standby letters of credit
Term Debt
All of our $4,440.1 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of September 30, 2026, we were in compliance with all term debt covenants.
In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.
Additionally, in February 2026, we paid a $50.0 million note payable (included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2025) related to an acquisition completed in 2022.
Standby Letters of Credit
We provide, in the normal course of business, certain third-party beneficiaries with standby letters of credit to support our obligations to pay or perform according to the requirements of an underlying agreement. Such letters of credit typically have an initial term of one year, renew automatically and can only be modified or canceled with the approval of the beneficiary. Except for $1.2 million of letters of credit related to acquisitions completed in 2024, our standby letters of credit are issued by banks that participate in our $1,600.0 million line of credit and reduce the borrowing capacity thereunder. Our standby letters of credit are summarized by purpose in the table below:

in millions	September 30 2026

Risk management insurance	$1.8
Reclamation/restoration requirements	14.3
Total standby letters of credit	$16.1

13	Form 10-Q

Part I Financial Information
NOTE 8: COMMITMENTS AND CONTINGENCIES
Certain of our aggregates reserves are burdened by volumetric production payments (nonoperating interest) as described in Note 4. As the holder of the operating interest, we have responsibility to bear the cost of mining and producing the reserves attributable to this nonoperating interest.
As stated in Note 2, our lease liabilities totaled $642.4 million as of September 30, 2026.
As summarized by purpose in Note 7, our standby letters of credit totaled $16.1 million as of September 30, 2026.
As described in Note 9, our asset retirement obligations totaled $496.1 million as of September 30, 2026.
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

in millions	September 30 2026	December 31 2025	September 30 2025

Continuing operations	$42.9	$45.7	$46.3
Retained from former Chemicals business	8.3	8.4	8.3
Total accrued environmental remediation costs	$51.2	$54.1	$54.6
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
•HEWITT LANDFILL MATTER (SUPERFUND SITE) — In 2015, the Los Angeles Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order (CAO) directing Calmat Co., a Vulcan subsidiary (hereinafter “Vulcan”), to assess, monitor, clean up, and abate wastes that have been discharged to soil, soil vapor, and/or groundwater at the former Hewitt Landfill in Los Angeles.
Following an extensive investigation and pilot-scale testing, Vulcan implemented an on-site corrective action plan approved by     the RWQCB that includes a groundwater pump, treat and reinjection system. In 2024, the RWQCB made a request under the CAO for a work plan to install additional monitoring wells and optimize and expand the existing on-site remediation system. This request complements expansion discussions with the EPA and other stakeholders as part of an Alternative Design Plan (ADP). Currently anticipated costs of these on-site source control activities have been fully accrued.
We are also engaged in an ongoing dialogue with the EPA and the Los Angeles Department of Water and Power (LADWP) regarding the potential contribution of the Hewitt Landfill to groundwater contamination in the North Hollywood Operable Unit (NHOU) of the San Fernando Valley Superfund Site.
The EPA and Vulcan entered into a 2017 Administrative Order on Consent (AOC) for the design of two extraction wells south of the Hewitt Landfill to protect the North Hollywood West (NHW) wellfield. Thereafter, LADWP proposed and ultimately constructed two water production and wellhead treatment facilities—the NHW system (operational August 2025) and the North Hollywood Central (NHC) system (operational February 2026)—at LADWP wellfields located near the Hewitt Landfill. LADWP’s decision to build the NHW and NHC systems after Vulcan and the EPA entered into the 2017 AOC potentially made the location and operation of the two proposed off-site extraction wells ineffective.
To address actual conditions, Vulcan and the EPA negotiated a replacement AOC for Remedial Design (“2026 AOC”). The 2026 AOC incorporates a new Statement of Work (“2026 SOW”) that provides a path to use the NHW and NHC systems, along with Vulcan’s RWQCB-approved on-site treatment system at the Hewitt Landfill, to achieve remedial action objectives. Specifically, the 2026 SOW contemplates an agreement between Vulcan and LADWP coordinating the operation of the on-site Hewitt remedy and LADWP’s well head treatment systems. The 2026 SOW also outlines a parallel task of evaluating an off-site remedy if an agreement cannot be achieved. The EPA, Vulcan, and LADWP continue to engage in a dialogue regarding the coordination of the systems. Currently estimable costs to begin evaluating an off-site remedy have been fully accrued. However, at this time, we cannot reasonably estimate a range of loss pertaining to the implementation of an off-site remedy.

15	Form 10-Q

Part I Financial Information
Additionally, Vulcan is in a dispute with LADWP regarding the cost and necessity of LADWP's construction of the two well head treatment facilities and Vulcan's relative contribution to their construction and operation. LADWP has alleged that the Hewitt Landfill is one of the primary sources of contamination at the NHW system and one of the sources of contamination at the NHC system. According to information available on the California State Water Resources Control Board (SWRCB) website, the capital cost of the NHW system is estimated at $92 million, and the capital cost of the NHC system is estimated at $245 million. LADWP has also alleged that it incurred damages related to investigation and monitoring costs and its historical inability to use water in the vicinity of its wellfields. LADWP’s investigation and monitoring allegations include its publicly-reported six-year $11.5 million Groundwater System Improvement Study and the installation and monitoring of 26 wells in support of the study, for which LADWP has reported costs of an additional $22 million. In addition, both systems will incur significant costs for operation and maintenance. LADWP presented a demand to Vulcan in January 2026 that included actual costs in excess of these publicly reported estimates.
We anticipate continued discussions with LADWP regarding its alleged damages and potential claims. In conjunction with those discussions, we are engaging in further efforts to gather and analyze records and data in order to assess the extent of possible contribution by the Hewitt Landfill to the groundwater contamination in the area, consistent with the parallel request by the EPA, and the reasonableness of LADWP’s efforts. This work is also intended to assist in the identification of other potentially responsible parties that may have contributed to groundwater contamination in the area of the NHW and NHC systems. Together, these efforts will allow us to analyze our anticipated equitable contribution to LADWP’s treatment systems and the ongoing operation of the systems. Among other factors, we anticipate that any contribution should take into account the on-site source control and other measures implemented by Vulcan at the former Hewitt Landfill, the relative contribution and duration of any contaminants originating from the Hewitt Landfill to the LADWP systems, the contribution and duration of contaminants originating from the property and activities of LADWP, and the cost-effectiveness of the LADWP systems. At this time, we cannot reasonably estimate a range of loss pertaining to LADWP’s potential contribution claim. However, as discussions continue with LADWP and as additional records and data are analyzed, it is reasonably possible that an estimated material loss could be recognized in the near term.
•INTERNATIONAL ARBITRATIONS AGAINST THE UNITED MEXICAN STATES — In September 2018, our subsidiary Legacy Vulcan, LLC (Legacy Vulcan), on its own behalf, and on behalf of our Mexican subsidiary Calizas Industriales del Carmen, S.A. de C.V. (Calica), served the United Mexican States (Mexico) a Notice of Intent to Submit a Claim to Arbitration under Chapter 11 of the North American Free Trade Agreement (NAFTA). This NAFTA claim related to (i) the treatment of a portion of our quarrying operations in Quintana Roo, Mexico arising from, among other measures, Mexico’s failure to comply with a legally binding zoning agreement and (ii) other unfair, arbitrary and capricious actions by Mexico’s environmental enforcement agency. We asserted that these actions were in breach of Mexico’s international obligations under NAFTA and international law.
As required by Article 1118 of NAFTA, we sought to settle this dispute with Mexico through consultations. Notwithstanding our good faith efforts to resolve the dispute amicably, we were unable to do so and filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) in December 2018. In January 2019, ICSID registered our Request for Arbitration.
A hearing on the merits took place in July 2021. While we awaited the final resolution from the tribunal, we continued to engage with government officials to pursue an amicable resolution of the dispute. On May 5, 2022, Mexican government officials unexpectedly and arbitrarily shut down Calica’s remaining operations in Mexico. On May 8, 2022, Legacy Vulcan filed an application in the NAFTA arbitration seeking provisional measures and leave to file an ancillary claim in connection with this latest shutdown. In July 2022, the NAFTA arbitration tribunal granted Legacy Vulcan’s application and ordered Mexico not to take any action that might further aggravate the dispute between the parties or render the resolution of the dispute potentially more difficult. A hearing on the merits of the ancillary claim took place in August 2023.
The NAFTA arbitration tribunal issued a decision on the claim (the "Decision") in July 2026. In the Decision, the tribunal found that Mexico violated NAFTA in several respects. However, the tribunal's award of monetary damages to Vulcan for Mexico's violations was negligible. In the Decision, the tribunal also ruled that the ancillary claim was outside of its jurisdiction. This development has no material impact on our consolidated balance sheets, statements of comprehensive income, or statements of cash flows for the period ended September 30, 2026.
In October 2026, our Dutch subsidiaries, Vulcan International, B.V. and VGCM, B.V., on their own and on behalf of our Mexican subsidiaries, Calica and Rancho Piedra Caliza, S.A. de C.V., filed a Request for Arbitration against Mexico pursuant to Article 8 of the Agreement on Promotion, Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and Mexico and the ICSID Convention. In this arbitration, we seek redress for new measures that Mexico took against us, our assets and our Mexican investments after NAFTA was no longer in force.

Form 10-Q	16

Part I Financial Information
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
ARO operating costs related to accretion of the liabilities and depreciation of the assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

ARO Operating Costs
Accretion	$1.9	$5.0	$12.0	$14.0
Depreciation	3.5	2.4	10.9	10.4
Total ARO operating costs	$5.4	$7.4	$22.9	$24.4
ARO operating costs are reported in cost of revenues. ARO liabilities are reported within other noncurrent liabilities in our accompanying Condensed Consolidated Balance Sheets.
Reconciliations of the carrying amounts of our ARO liabilities are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Asset Retirement Obligations
ARO liability balance at beginning of period	$464.5	$447.8	$456.5	$427.4
Liabilities incurred	0.5	6.0	0.9	29.2
Liabilities settled	(4.8)	(2.7)	(11.4)	(14.4)
Accretion expense	1.9	5.0	12.0	14.0
Revisions, net	34.0	(10.0)	38.1	(10.1)
ARO liability balance at end of period	$496.1	$446.1	$496.1	$446.1
ARO revisions during 2026 primarily relate to increases in estimated costs for reclamation activities required under a development agreement at an aggregates site on owned property in Southern California. The reclamation required under the development agreement will result in the restoration of previously mined property to conditions suitable for retail and commercial development.

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
The following table sets forth the components of net periodic pension benefit cost:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Service cost	$0.4	$0.5	$1.3	$1.4
Interest cost	7.7	8.3	23.2	25.0
Expected return on plan assets	(9.0)	(7.9)	(27.0)	(23.7)
Amortization of actuarial loss	1.3	1.2	3.8	3.7
Net periodic pension benefit cost	$0.4	$2.1	$1.3	$6.4
Pretax amortization from AOCI	$1.3	$1.2	$3.8	$3.7
Contributions to pension plans, as reflected on the Condensed Consolidated Statements of Cash Flows, pertain to benefit payments under nonqualified plans and qualified plan contributions of $17.5 million and $13.8 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The following table sets forth the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Service cost	$0.5	$0.6	$1.5	$1.7
Interest cost	0.5	0.6	1.4	1.7
Amortization of prior service cost	0.3	0.3	1.1	1.1
Amortization of actuarial gain	(0.3)	(0.2)	(0.9)	(0.7)
Net periodic postretirement benefit cost	$1.0	$1.3	$3.1	$3.8
Pretax amortization from AOCI	$0.0	$0.1	$0.2	$0.4
Defined Contribution Plans
In addition to our pension and postretirement plans, we sponsor five defined contribution plans. Substantially all salaried and non-union hourly employees are eligible to be covered by one of these plans. Under these plans, we match employees’ eligible contributions at established rates. Expense recognized in connection with these matching obligations totaled $61.9 million and $61.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Form 10-Q	18

Part I Financial Information
NOTE 11: OTHER COMPREHENSIVE INCOME
Comprehensive income comprises two subsets: net earnings and other comprehensive income (OCI). The components of OCI are presented in the accompanying Condensed Consolidated Statements of Comprehensive Income, net of applicable taxes.
Amounts in AOCI, net of tax, are as follows:

in millions	September 30 2026	December 31 2025	September 30 2025

Cash flow hedges	$(14.6)	$(16.0)	$(16.4)
Pension and postretirement plans	(106.7)	(109.6)	(106.7)
Total AOCI	$(121.3)	$(125.6)	$(123.1)
Changes in AOCI, net of tax, for the nine months ended September 30, 2026 are as follows:

in millions	Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

AOCI Balances as of December 31, 2025	$(16.0)	$(109.6)	$(125.6)
Amounts reclassified from AOCI	1.4	2.9	4.3
Net current period OCI changes	1.4	2.9	4.3
AOCI Balances as of September 30, 2026	$(14.6)	$(106.7)	$(121.3)
Amounts reclassified from AOCI to earnings are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Amortization of Accumulated Cash Flow Hedge Losses
Interest expense	$0.6	$0.6	$1.8	$1.8
Benefit from income taxes	(0.1)	(0.2)	(0.4)	(0.5)
Total	$0.5	$0.4	$1.4	$1.3
Amortization of Accumulated Benefit Plan Costs
Other nonoperating expense	$1.3	$1.3	$4.0	$4.1
Benefit from income taxes	(0.4)	(0.2)	(1.1)	(1.1)
Total	$0.9	$1.1	$2.9	$3.0
Total reclassifications from AOCI to earnings	$1.4	$1.5	$4.3	$4.3

19	Form 10-Q

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
There were no shares held in treasury as of September 30, 2026, December 31, 2025, or September 30, 2025.
Our common stock purchases (all of which were open market purchases) and subsequent retirements for the year-to-date periods ended are as follows:

in millions, except average price	September 30 2026	December 31 2025	September 30 2025

Number of shares purchased and retired	2.7	1.5	0.2
Total purchase price[1]	$749.8	$438.4	$38.1
Average price per share	$279.76	$283.82	$224.36
1.The amount paid to purchase shares in excess of the par value and related excise taxes are recorded in retained earnings.
As of September 30, 2026, 2,592,781 shares may be purchased under the current authorization of our Board of Directors.
Changes in total equity are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30

in millions, except per share data	2026	2025	2026	2025

Total Shareholders' Equity
Balance at beginning of period	$8,464.7	$8,406.9	$8,525.1	$8,118.6
Net earnings attributable to Vulcan	362.3	374.9	851.2	824.7
Share-based compensation plans, net of shares withheld for taxes	(10.1)	(1.3)	(48.5)	(29.8)
Purchase and retirement of common stock, including excise taxes	(353.4)	0.0	(756.5)	(38.1)
Share-based compensation expense	8.6	16.9	33.3	49.9
Cash dividends on common stock ($0.52/$0.49 per share, respectively)	(66.9)	(64.7)	(202.3)	(195.4)
Other comprehensive income	1.4	1.5	4.3	4.3
Balance at end of period	$8,406.6	$8,734.2	$8,406.6	$8,734.2
Noncontrolling Interest
Balance at beginning of period	$23.9	$22.8	$23.8	$23.9
Distribution to noncontrolling interest	0.0	0.0	(1.4)	(1.5)
Earnings attributable to noncontrolling interest	0.6	0.1	2.1	0.6
Other noncontrolling interest	0.1	0.0	0.1	(0.1)
Balance at end of period	$24.6	$22.9	$24.6	$22.9
Total Equity
Balance at end of period	$8,431.2	$8,757.1	$8,431.2	$8,757.1

Form 10-Q	20

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
Segment Financial Disclosure

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Total Revenues
Aggregates[1]	$1,822.5	$1,792.1	$5,036.0	$4,777.5
Asphalt[2]	381.2	416.1	927.0	993.7
Concrete	92.4	237.5	466.7	635.2
Segment sales	$2,296.1	$2,445.7	$6,429.7	$6,406.4
Aggregates intersegment sales	(111.5)	(154.2)	(333.4)	(377.9)
Total	$2,184.6	$2,291.5	$6,096.3	$6,028.5
Cost of Revenues
Aggregates	$(1,117.6)	$(1,025.8)	$(3,141.5)	$(2,870.6)
Asphalt	(317.0)	(345.1)	(800.7)	(860.8)
Concrete	(84.4)	(223.4)	(440.3)	(609.4)
Total	$(1,519.0)	$(1,594.3)	$(4,382.5)	$(4,340.8)
Gross Profit
Aggregates	$593.4	$612.1	$1,561.1	$1,529.0
Asphalt	64.2	71.0	126.3	132.9
Concrete	8.0	14.1	26.4	25.8
Total	$665.6	$697.2	$1,713.8	$1,687.7
Reconciliation to Pretax Earnings
Selling, administrative and general expenses	$(137.0)	$(145.3)	$(414.1)	$(428.0)
Other operating expense, net	(4.0)	(8.7)	(54.2)	(19.0)
Other nonoperating income (expense), net	(2.0)	0.7	3.1	0.4
Interest expense, net	(51.4)	(55.3)	(160.0)	(174.2)
Earnings from continuing operations before income taxes	$471.2	$488.6	$1,088.6	$1,066.9
1.Includes product sales (crushed stone, sand and gravel, sand and other aggregates), freight & delivery costs that we pass along to our customers, and service revenues (see Note 4) related to our aggregates business.
2.Includes product sales as well as service revenues (see Note 4) from our asphalt construction paving business.

21	Form 10-Q

Part I Financial Information
Segment Financial Disclosure (Continued)

	Three Months Ended September 30		Nine Months Ended September 30

in millions	2026	2025	2026	2025

Depreciation, Depletion, Accretion and Amortization[1]
Aggregates	$156.1	$153.6	$454.7	$448.2
Asphalt	11.6	12.9	33.9	39.0
Concrete	3.8	16.5	11.9	50.9
Other	9.7	8.4	28.5	25.1
Total	$181.2	$191.4	$529.0	$563.2
Capital Expenditures[2]
Aggregates	$148.4	$214.9	$373.6	$394.4
Asphalt	8.2	6.5	24.5	20.5
Concrete	3.1	0.6	7.0	7.6
Corporate	14.7	12.9	36.0	19.3
Total	$174.4	$234.9	$441.1	$441.8
Identifiable Assets[3]
Aggregates			$14,936.1	$14,539.4
Asphalt			782.3	877.5
Concrete			396.3	977.1
Total identifiable assets			$16,114.7	$16,394.0
General corporate assets			416.5	389.3
Cash and cash equivalents and restricted cash			172.4	195.2
Total			$16,703.6	$16,978.5
1.Depreciation, Depletion, Accretion & Amortization (DDA&A) for each segment is included in cost of revenues.
2.Capital expenditures exclude changes in accruals for purchases of property, plant & equipment and property, plant & equipment obtained by business acquisitions.
3.Certain temporarily idled assets are included within a segment's Identifiable Assets, but the associated DDA&A is shown within Other in the DDA&A section above as the related DDA&A is excluded from segment gross profit.

Form 10-Q	22

Part I Financial Information
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental information referable to our Condensed Consolidated Statements of Cash Flows is summarized below:

	Nine Months Ended September 30

in millions	2026	2025

Cash Payments[1]
Interest (exclusive of amount capitalized)	$125.2	$150.6
Income taxes	242.1	184.5
Noncash Investing and Financing Activities
Accruals for purchases of property, plant & equipment	$16.9	$47.4
Receivable from sale of business[2]	139.7	0.0
Recognition of new and revised lease obligations:
Operating lease right-of-use assets	103.3	67.0
Finance lease right-of-use assets	2.7	1.8
Consideration payable to seller in business acquisitions	0.0	0.1
1.Excludes changes in accruals.
2.Present value of the $150.0 million receivable due December 2027 (see Note 16).
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
There were no charges for goodwill impairment in the nine-month periods ended September 30, 2026 or 2025. Accumulated goodwill impairment losses amount to $390.2 million ($252.7 million in our former Cement segment and $137.5 million in our Concrete segment).
Changes in the carrying amount of goodwill by reportable segment from December 31, 2025 to September 30, 2026 are shown below:

in millions	Aggregates	Asphalt	Concrete	Total

Goodwill at December 31, 2025	$3,666.0	$91.6	$23.3	$3,780.9
Goodwill of acquired businesses	0.3	0.0	0.0	0.3
Goodwill of divested businesses	0.0	0.0	0.0	0.0
Goodwill at September 30, 2026	$3,666.3	$91.6	$23.3	$3,781.2

23	Form 10-Q

Part I Financial Information
NOTE 16: ACQUISITIONS AND DIVESTITURES
Business Acquisitions
2026 BUSINESS ACQUISITIONS — Through the nine months ended September 30, 2026, we acquired the following operations for total cash consideration of $290.6 million.
▪Colorado and Texas – aggregates operations
▪California – asphalt operations
▪Kentucky – aggregates operations
▪Tennessee – aggregates operations
The 2026 acquisitions above are reported in our consolidated financial statements as of their respective acquisition dates. None of these acquisitions were material to our results of operations either individually or collectively, and acquisition related expenses were immaterial. The fair value of consideration transferred for these 2026 acquisitions and the preliminary amounts (pending working capital adjustments and final appraisals of intangible assets and property, plant & equipment) of assets acquired and liabilities assumed are summarized below:

in millions

Fair Value of Purchase Consideration
Cash	$290.6
Identifiable Assets Acquired and Liabilities Assumed
Accounts and notes receivable, net	$2.7
Inventories	4.2
Other assets	8.3
Property, plant & equipment	249.1
Contractual rights in place	35.9
Asset retirement obligations	(8.6)
Other liabilities	(1.3)
Net identifiable assets acquired	$290.3
Goodwill	$0.3
As a result of the 2026 acquisitions, we recognized $35.9 million of amortizable intangible assets (contractual rights in place) and $0.3 million of goodwill. The intangible assets will be amortized against earnings over a weighted-average of 18 years and both the goodwill and intangible assets will be deductible for income tax purposes over 15 years.
2025 BUSINESS ACQUISITIONS — During 2025, we completed no business acquisitions.
Divestitures and Pending Divestitures
During the second quarter of 2026, we sold our ready-mixed concrete operations in California and our aggregates and ready-mixed concrete operations in the U.S. Virgin Islands for combined proceeds of $722.1 million ($572.1 million cash and a $150.0 million receivable due December 2027). These transactions resulted in a combined immaterial loss of $13.7 million and sharpen our focus on aggregates serving metropolitan markets in the United States that are expected to experience the most significant growth in population, households and employment.
During the first quarter of 2025, we sold non-strategic aggregates locations in rural West Texas with limited reserves for cash proceeds of $19.0 million resulting in an immaterial gain.
During the third quarter of 2025, we entered into an agreement to sell certain asphalt and construction paving operations in Texas, which were subsequently sold during the fourth quarter of 2025. Additionally, during the fourth quarter of 2025, we entered into an agreement to sell our ready-mixed concrete operations in California, which were subsequently sold during the second quarter of 2026. These assets and liabilities were presented as held for sale in the accompanying Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2025, respectively. The estimated fair value less cost to sell exceeded the carrying value of the assets and liabilities held for sale.

Form 10-Q	24

Part I Financial Information
The carrying value of the major classes of assets and liabilities classified as held for sale were as follows:

in millions	September 30 2026	December 31 2025	September 30 2025

Held for Sale
Inventory	$0.0	$5.9	$10.8
Land and land improvements, net	0.0	138.1	11.5
Buildings, machinery and equipment, net	0.0	150.2	22.2
Operating leases, net	0.0	27.5	27.0
Finance leases, net	0.0	6.2	0.5
Amortizable intangible assets, net	0.0	379.7	24.6
Other assets, net	0.0	0.9	0.7
Total assets held for sale	$0.0	$708.5	$97.3
Current operating lease liabilities	$0.0	$(4.6)	$(1.4)
Current finance lease liabilities	0.0	(1.8)	(0.2)
Noncurrent operating lease liabilities	0.0	(22.3)	(33.9)
Noncurrent finance lease liabilities	0.0	(0.6)	(0.5)
Other liabilities, net	0.0	0.0	(1.6)
Total liabilities held for sale	$0.0	$(29.3)	$(37.6)

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

Part I Financial Information
Executive Summary
FINANCIAL HIGHLIGHTS FOR THIRD QUARTER 2026
Compared to third quarter of 2025:
•Total revenues decreased $106.9 million, or 5%, to $2,184.6 million
•Gross profit decreased $31.6 million, or 5%, to $665.6 million
•Aggregates segment sales increased $30.4 million, or 2%, to $1,822.5 million
•Aggregates segment freight-adjusted revenues increased $8.0 million, or 1%, to $1,431.7 million
•Shipments decreased 3%, or 2.0 million tons, to 62.7 million tons
•Freight-adjusted sales price increased 3.8%, or $0.83 per ton, to $22.84
•Aggregates segment gross profit decreased $18.7 million, or 3%, to $593.4 million
•Unit profitability (as measured by gross profit per ton) of $9.46 per ton was consistent with the prior year
•Asphalt and Concrete segment gross profit decreased $12.9 million to $72.2 million, collectively
•Selling, administrative and general (SAG) expenses decreased $8.3 million and remained flat as a percentage of total revenues
•Operating earnings decreased $18.6 million, or 3%, to $524.6 million
•Earnings attributable to Vulcan from continuing operations were $2.81 per diluted share compared to $2.83 per diluted share
•Adjusted earnings attributable to Vulcan from continuing operations were $2.83 per diluted share compared to $2.84 per diluted share
•Net earnings attributable to Vulcan were $362.3 million, a decrease of $12.6 million, or 3%
•Adjusted EBITDA was $706.7 million, a decrease of $28.5 million, or 4%
•Returned capital to shareholders via dividends of $66.9 million at $0.52 per share versus $64.7 million at $0.49 per share
•Returned capital to shareholders via share repurchases of $350.0 million at a $275.31 average price per share compared to no share repurchases in the prior year quarter
Our third quarter results reflect disciplined operational execution across our entire organization. Our teams stayed focused on our core priorities, driving operational efficiencies, protecting margins, and delivering dependable value to our customers in a dynamic environment marked by energy inflation. Commercial and operational execution drove continued expansion in aggregates cash gross profit per ton despite ongoing energy headwinds in the third quarter. Segment gross profit was $593.4 million ($9.46 per ton), and cash gross profit was $749.5 million ($11.95 per ton).
Through the first nine months, cash provided by operating activities was $971.0 million. Capital expenditures for maintenance and growth projects were $174.4 million in the third quarter. We returned $66.9 million to shareholders through dividends (a 3% increase versus the prior year) and $350.0 million through share repurchases (compared to no share repurchases in the prior year quarter).
As of September 30, 2026, the ratio of total debt to trailing-twelve months Adjusted EBITDA was 2.0 times and within the Company’s target range of 2.0 to 2.5 times (1.9 times on a net debt basis, reflecting $172.4 million of cash on hand). Our weighted-average debt maturity was 12.3 years, and our weighted-average effective interest rate was 4.97%. On a trailing-twelve months basis, return on invested capital was 15.9%.
We continue to actively expand our reach through strategic, disciplined acquisitions that reinforce our position in attractive, long-term growth markets. During the third quarter, we completed two bolt-on acquisitions that align with our aggregates-led strategy and enhance our position in Tennessee and expand our reach into southern Ohio. These targeted aggregates-led investments, combined with our core operational momentum, position us well for continued earnings growth and value creation for shareholders.

27	Form 10-Q

Part I Financial Information
OUTLOOK
Our results through the first nine months of this year highlight the durability of our business. Despite significant energy headwinds, we have preserved our Adjusted EBITDA margin and expanded unit profitability in aggregates. We have taken proactive pricing and cost actions to mitigate the elevated energy inflation that has continued into the fourth quarter. Backed by our operational and commercial discipline, we expect to deliver approximately $2.4 billion in Adjusted EBITDA for the full year.
As we look to 2027, our execution and ongoing portfolio expansion set the stage for another year of earnings growth. We anticipate a continuation of the current demand environment next year and expect to continue expanding aggregates cash gross profit per ton with mid- to high- single digit pricing gains through execution of the Vulcan Way of Selling and cost benefits from the Vulcan Way of Operating.
We have the right aggregates-led strategy and the operational rigor to navigate dynamic market conditions. By maintaining disciplined capital deployment, integrating high-quality assets into our network, and executing on the fundamentals we control, we will continue to generate strong cash flow and compound superior value for our shareholders.

Form 10-Q	28

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
The following table highlights significant components of our consolidated operating results including EBITDA and Adjusted EBITDA.
CONSOLIDATED OPERATING RESULTS HIGHLIGHTS

	Three Months Ended September 30		Nine Months Ended September 30

in millions, except per share and per unit data	2026	2025	2026	2025

Total revenues	$2,184.6	$2,291.5	$6,096.3	$6,028.5
Cost of revenues	(1,519.0)	(1,594.3)	(4,382.5)	(4,340.8)
Gross profit	665.6	697.2	1,713.8	1,687.7
Gross profit margin	30.5%	30.4%	28.1%	28.0%
Selling, administrative and general expenses	(137.0)	(145.3)	(414.1)	(428.0)
SAG as a percentage of total revenues	6.3%	6.3%	6.8%	7.1%
Gain (loss) on sale of property, plant & equipment and businesses	0.2	0.6	(11.4)	9.2
Operating earnings	524.6	543.2	1,245.5	1,240.7
Interest expense, net	(51.4)	(55.3)	(160.0)	(174.2)
Earnings from continuing operations before income taxes	471.2	488.6	1,088.6	1,066.9
Income tax expense	(107.1)	(112.4)	(234.4)	(237.4)
Effective tax rate from continuing operations	22.7%	23.0%	21.5%	22.3%
Earnings from continuing operations	364.1	376.2	854.2	829.5
Loss on discontinued operations, net of tax	(1.2)	(1.2)	(0.9)	(4.2)
Earnings attributable to noncontrolling interest	(0.6)	(0.1)	(2.1)	(0.6)
Net earnings attributable to Vulcan	$362.3	$374.9	$851.2	$824.7
Diluted earnings (loss) per share attributable to Vulcan
Continuing operations	$2.81	$2.83	$6.54	$6.24
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net earnings	$2.80	$2.82	$6.53	$6.21
EBITDA[1]	$701.5	$733.5	$1,774.1	$1,798.0
Adjusted EBITDA[1]	$706.7	$735.2	$1,807.8	$1,805.6
Average Sales Price and Unit Shipments
Aggregates
Tons	62.7	64.7	172.6	171.7
Freight-adjusted sales price	$22.84	$22.01	$22.87	$22.05
Asphalt Mix
Tons	3.9	4.3	9.5	10.4
Average sales price	$85.49	$82.70	$85.15	$81.88
Ready-mixed concrete
Cubic yards	0.5	1.2	2.4	3.3
Average sales price	$192.21	$190.90	$190.59	$188.96
1.Non-GAAP measures are defined and reconciled within this Item 2 under the caption "Reconciliation of Non-GAAP Financial Measures."

29	Form 10-Q

Part I Financial Information
THIRD QUARTER 2026 COMPARED TO THIRD QUARTER 2025
Third quarter 2026 total revenues were $2,184.6 million, down 5% from the third quarter of 2025. Shipments decreased in aggregates (3%), decreased in asphalt mix (10%) and decreased in ready-mixed concrete (61%). Gross profit decreased in the Aggregates segment ($18.7 million or 3%), decreased in the Asphalt segment ($6.8 million or 9%) and decreased in the Concrete segment ($6.1 million or 43%).
Net earnings attributable to Vulcan for the third quarter of 2026 were $362.3 million, or $2.80 per diluted share, compared to $374.9 million, or $2.82 per diluted share, in the third quarter of 2025. Each period’s results were impacted by discrete items, as follows:
Net earnings attributable to Vulcan for the third quarter of 2026 include:
•pretax loss on discontinued operations of $1.6 million
•pretax net loss of $0.5 million related to the sale of businesses
•pretax charges of $2.3 million associated with divested operations
•pretax charges of $0.8 million associated with non-routine acquisitions
•$0.8 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the third quarter of 2025 include:
•pretax loss on discontinued operations of $1.6 million
•pretax charges of $0.1 million associated with non-routine acquisitions
•$1.8 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) were $2.83 per diluted share for the third quarter of 2026 compared to $2.84 per diluted share for the third quarter of 2025.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for the third quarter of 2026 versus the third quarter of 2025 are summarized below:

in millions

Third quarter 2025	$488.6
Lower aggregates gross profit	(18.7)
Lower asphalt gross profit	(6.8)
Lower concrete gross profit	(6.1)
Lower selling, administrative and general expenses	8.3
Lower gain on sale of property, plant & equipment and businesses	(0.4)
Lower interest expense, net	3.9
All other	2.4
Third quarter 2026	$471.2
Commercial and operational execution drove continued expansion in aggregates cash gross profit per ton despite ongoing energy headwinds in the third quarter. Third quarter Aggregates segment gross profit decreased 3% to $593.4 million ($9.46 on a per ton basis), and cash gross profit decreased to $749.5 million ($11.95 on a per ton basis).
As compared to the prior year, third quarter aggregates shipments decreased 3%. Shipments in the prior year’s third quarter benefited from favorable weather across the Company’s footprint following a slow start to the construction season due to severe winter weather and rainfall throughout the first half of the year.
The pricing environment remains positive with widespread growth across the Company’s footprint. Aggregates freight-adjusted selling prices increased 3.7% compared to the prior year (4.7% on a mix-adjusted basis). Continued cost management and operational execution helped offset energy cost headwinds and inflationary pressures on certain parts and supplies. Third quarter freight-adjusted unit cost of sales increased 7% (7%, or $0.72 per ton, on a unit cash cost of sales basis). Excluding the impact of higher diesel fuel costs, unit cash cost of sales increased 3%, reflecting a continued focus on cost management and operating efficiencies.

Form 10-Q	30

Part I Financial Information
Overall, non-aggregates segments gross profit was $72.2 million, a 15% decrease compared to the prior year’s third quarter.
Asphalt segment gross profit was $64.2 million (a 9% decrease from the prior year), and cash gross profit was $75.8 million (a 10% decrease over the prior year). Gross profit per ton and cash gross profit per ton were consistent with the prior year. Asphalt gross profit margin remained strong at 17%, despite lower shipments and higher liquid asphalt costs. Third quarter results in the prior year included our Houston asphalt and construction business that was divested in the fourth quarter of 2025.
Concrete segment gross profit was $8.0 million, and cash gross profit was $11.8 million. Unit gross profit increased 46%, while unit cash gross profit decreased 1%. The increase in unit gross profit was primarily due to the suspension of depreciation and amortization of our California ready-mixed concrete assets which were classified as held-for-sale during the first half of 2026. The divestiture of these operations was completed in early June of 2026 (see Note 16 to the condensed consolidated financial statements).
SAG expense was $137.0 million for the third quarter compared to $145.3 million in the prior year. For the quarter, SAG expense as a percent of total revenues of 6.3% was consistent with the prior year. On a trailing-twelve months basis, SAG expense was 6.9% of total revenues, a 30 basis point improvement from the prior year.
Gain on sale of property, plant & equipment and businesses was $0.2 million in the third quarter of 2026 compared to $0.6 million in the third quarter of 2025.
Net other operating expense, which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected, and rental income, was $4.2 million of expense for the third quarter of 2026 compared to $9.3 million of expense in the third quarter of 2025. The third quarter of 2026 included $2.3 million of charges associated with divested operations and $0.8 million of charges associated with non-routine acquisitions.
Net other nonoperating income (expense) was $2.0 million of expense for the third quarter of 2026 compared to $0.7 million of income for the third quarter of 2025.
Net interest expense was $51.4 million in the third quarter of 2026 compared to $55.3 million in the third quarter of 2025.
Income tax expense from continuing operations was $107.1 million in the third quarter of 2026 compared to $112.4 million in the third quarter of 2025. The decrease in tax expense was primarily due to the decrease in pretax earnings coupled with the energy investment tax credit benefit recorded in the third quarter of 2026.
Earnings attributable to Vulcan from continuing operations were $2.81 per diluted share in the third quarter of 2026 compared to $2.83 per diluted share in the third quarter of 2025.
DISCONTINUED OPERATIONS — Third quarter pretax loss from discontinued operations was $1.6 million in 2026 compared with a pretax loss of $1.6 million in 2025. Both periods include charges or credits related to general and product liability costs and accruals, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
YEAR-TO-DATE SEPTEMBER 30, 2026 COMPARED TO YEAR-TO-DATE SEPTEMBER 30, 2025
Total revenues for the first nine months of 2026 were $6,096.3 million, up 1% from the first nine months of 2025. Shipments increased in aggregates (1%), decreased in asphalt mix (9%) and decreased in ready-mixed concrete (27%). Gross profit increased in the Aggregates segment ($32.1 million or 2%), decreased in the Asphalt segment ($6.6 million or 5%) and increased in the Concrete segment ($0.6 million or 3%). The decrease in concrete shipments was primarily due to the sale of our concrete operations in California during the second quarter of 2026 (see Note 16 to the condensed consolidated financial statements).
Net earnings attributable to Vulcan for the first nine months of 2026 were $851.2 million, or $6.53 per diluted share, compared to $824.7 million, or $6.21 per diluted share in the first nine months of 2025. Each period’s results were impacted by discrete items, as follows:

31	Form 10-Q

Part I Financial Information
Net earnings attributable to Vulcan for the first nine months of 2026 include:
•pretax loss on discontinued operations of $1.3 million
•pretax loss of $13.7 million associated with the sale of businesses
•pretax charges of $8.8 million associated with divested operations
•pretax charges of $1.2 million associated with non-routine acquisitions
•pretax charges of $8.6 million related to CEO transition and reorganization charges
•$4.5 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Net earnings attributable to Vulcan for the first nine months of 2025 include:
•pretax loss on discontinued operations of $5.7 million
•pretax charges of $1.9 million associated with non-routine acquisitions
•$5.6 million of tax charges related to a valuation allowance against Calica deferred tax assets, including NOL carryforwards
Adjusted for these discrete items, earnings attributable to Vulcan from continuing operations (Adjusted Diluted EPS) was $6.76 per diluted share for the first nine months of 2026 compared to $6.29 per diluted share for the first nine months of 2025.
CONTINUING OPERATIONS — Changes in earnings from continuing operations before income taxes for year-to-date September 30, 2026 versus year-to-date September 30, 2025 are summarized below:

in millions

Year-to-date September 30, 2025	$1,066.9
Higher aggregates gross profit	32.1
Lower asphalt gross profit	(6.6)
Higher concrete gross profit	0.6
Lower selling, administrative and general expenses	13.9
Lower gain or higher loss on sale of property, plant & equipment and businesses	(20.6)
Lower interest expense, net	14.2
All other	(11.9)
Year-to-date September 30, 2026	$1,088.6
Aggregates segment sales for the first nine months of 2026 were $5,036.0 million (up 5%), and shipments increased 1%, or 0.9 million tons, compared to the prior year. Aggregates segment gross profit was $1,561.1 million ($9.05 per ton) in the first nine months of 2026 versus $1,529.0 million ($8.91 per ton) in the prior year. On a year-to-date basis, cash gross profit per ton increased 1% to $11.68 per ton.
Freight-adjusted selling prices increased 3.7% compared to the prior year (4.7% on a mix-adjusted basis), with growth widespread across our footprint. Freight-adjusted unit cash cost of sales for the first nine months of 2026 increased 6% versus the prior year. We remain focused on cost management and operating efficiencies.
Asphalt segment gross profit of $126.3 million decreased 5% compared to the first nine months of 2025, and cash gross profit of $160.2 million decreased 7% from the prior year. Asphalt mix shipments decreased 8%, and average unit selling prices increased 4.0%, or $3.27 per ton.
Concrete segment gross profit of $26.4 million was up $0.6 million from the first nine months of 2025, and cash gross profit of $38.3 million decreased 50% from the prior year. The increase in gross profit was primarily due to the suspension of depreciation and amortization of our California ready-mixed concrete assets which were classified as held-for-sale during the first half of 2026. The divestiture of these operations was completed in early June of 2026 (see Note 16 to the condensed consolidated financial statements).
SAG expenses were $414.1 million in the first nine months of 2026 versus $428.0 million in the first nine months of 2025. As a percent of total revenues, SAG expense was 6.8% compared to 7.1% in the prior year's first nine months.
Loss on sale of property, plant & equipment and businesses was $11.4 million in the first nine months of 2026 versus a gain of $9.2 million in the first nine months of 2025.

Form 10-Q	32

Part I Financial Information
Other operating income (expense), net which is composed primarily of idle facilities expense, environmental remediation costs, gain (loss) on settlement of AROs, finance charges collected, and rental income, was $42.8 million of expense for the first nine months of 2026 compared to $28.2 million of expense in the first nine months of 2025. The first nine months of 2026 included $8.8 million of charges associated with divested operations, $1.2 million of charges associated with non-routine acquisitions and $8.6 million of charges related to CEO transition and reorganization.
Other nonoperating income (expense), net was $3.1 million of income for the first nine months of 2026 compared to $0.4 million of income in the first nine months of 2025.
Net interest expense was $160.0 million in the first nine months of 2026 compared to $174.2 million in the first nine months of 2025.
Income tax expense from continuing operations was $234.4 million in the first nine months of 2026 compared to $237.4 million in the first nine months of 2025. The decrease in tax expense was primarily due to the tax benefit recorded for the remeasurement of our deferred tax liabilities in the second quarter of 2026, partially offset by tax expense on higher pretax earnings in 2026.
Earnings attributable to Vulcan from continuing operations were $6.54 per diluted share in the first nine months of 2026 compared to $6.24 per diluted share in the first nine months of 2025.
DISCONTINUED OPERATIONS — First nine months pretax loss from discontinued operations was $1.3 million in 2026 compared with a pretax loss of $5.7 million in 2025. Both periods include charges or credits related to general and product liability costs and accruals, including legal defense costs, and environmental remediation costs associated with our former Chemicals business. For additional details, see Note 1 to the condensed consolidated financial statements under the caption Discontinued Operations.
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
Further, the Mexican government has taken actions adverse to our property and operations in Mexico. On May 5, 2022, Mexican government officials presented employees at our Calica operations in Quintana Roo, Mexico with arbitrary shutdown orders to immediately cease underwater quarrying and extraction operations. On May 13, 2022, the Mexican government suspended the three-year customs permit granted in March 2022 to Calica. In September 2024, the Mexican government ordered the closure of Calica's already-suspended quarrying activities and the shutdown of certain activities at Calica's Punta Venado port facilities. On September 23, 2024, the President of Mexico signed a presidential decree declaring the entirety of Calica's properties as a "Natural Protected Area" (the "ANP Decree"). Among other provisions, the ANP Decree prohibits Calica from extracting construction materials from its properties. We strongly believe that the actions taken by Mexico are arbitrary and illegal, and we intend to vigorously pursue all lawful avenues available to us in order to protect our rights under international law. For additional information regarding our Calica operations, see the International Arbitrations Against The United Mexican States section in Note 8 to the condensed consolidated financial statements.

33	Form 10-Q

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

	Three Months Ended September 30		Nine Months Ended September 30

in millions, except per ton data	2026	2025	2026	2025

Aggregates segment
Segment sales	$1,822.5	$1,792.1	$5,036.0	$4,777.5
Freight & delivery revenues[1]	(364.8)	(341.7)	(1,013.4)	(916.8)
Other revenues	(26.0)	(26.7)	(75.4)	(74.9)
Freight-adjusted revenues	$1,431.7	$1,423.7	$3,947.2	$3,785.8
Unit shipments - tons	62.7	64.7	172.6	171.7
Freight-adjusted sales price	$22.84	$22.01	$22.87	$22.05
1.At the segment level, freight & delivery revenues include intersegment freight & delivery (which are eliminated at the consolidated level) and freight to remote distribution sites.

Form 10-Q	34

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

	Three Months Ended September 30		Nine Months Ended September 30

in millions, except per unit data	2026	2025	2026	2025

Aggregates segment
Gross profit	$593.4	$612.1	$1,561.1	$1,529.0
Depreciation, depletion, accretion and amortization	156.1	153.6	454.7	448.2
Cash gross profit	$749.5	$765.7	$2,015.8	$1,977.2
Unit shipments - tons	62.7	64.7	172.6	171.7
Gross profit per ton	$9.46	$9.46	$9.05	$8.91
Freight-adjusted sales price	$22.84	$22.01	$22.87	$22.05
Cash gross profit per ton	11.95	11.84	11.68	11.52
Freight-adjusted cash cost of sales per ton	$10.89	$10.17	$11.19	$10.53
Asphalt segment
Gross profit	$64.2	$71.0	$126.3	$132.9
Depreciation, depletion, accretion and amortization	11.6	12.9	33.9	39.0
Cash gross profit	$75.8	$83.9	$160.2	$171.9
Unit shipments - tons	3.9	4.3	9.5	10.4
Gross profit per ton	$16.62	$16.60	$13.25	$12.84
Average sales price	$85.49	$82.70	$85.15	$81.88
Cash gross profit per ton	19.61	19.62	16.81	16.60
Cash cost of sales per ton	$65.88	$63.08	$68.34	$65.28
Concrete segment
Gross profit	$8.0	$14.1	$26.4	$25.8
Depreciation, depletion, accretion and amortization	3.8	16.5	11.9	50.9
Cash gross profit	$11.8	$30.6	$38.3	$76.7
Unit shipments - cubic yards	0.5	1.2	2.4	3.3
Gross profit per cubic yard	$16.63	$11.39	$10.86	$7.70
Average sales price	$192.21	$190.90	$190.59	$188.96
Cash gross profit per cubic yard	24.57	24.73	15.67	22.94
Cash cost of sales per cubic yard	$167.64	$166.17	$174.92	$166.02

35	Form 10-Q

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

	Three Months Ended September 30		Nine Months Ended September 30		Trailing-Twelve Months September 30

in millions	2026	2025	2026	2025	2026	2025

Net earnings attributable to Vulcan	$362.3	$374.9	$851.2	$824.7	$1,103.1	$1,118.5
Income tax expense, including discontinued operations	106.7	111.9	233.9	235.9	303.9	278.0
Interest expense, net	51.4	55.3	160.0	174.2	212.2	226.8
Depreciation, depletion, accretion and amortization	181.2	191.4	529.0	563.2	714.3	727.0
EBITDA	$701.5	$733.5	$1,774.1	$1,798.0	$2,333.5	$2,350.2
Loss on discontinued operations	$1.6	$1.6	$1.3	$5.7	$1.7	$9.1
(Gain) loss on sale of real estate and businesses, net	0.5	0.0	13.7	0.0	(28.7)	(36.7)
Charges associated with divested operations	2.3	0.0	8.8	0.0	9.4	16.7
Acquisition related charges[1]	0.8	0.1	1.2	1.9	1.3	16.4
CEO transition and reorganization charges[2]	0.0	0.0	8.6	0	8.6	0.0
Adjusted EBITDA	$706.7	$735.2	$1,807.8	$1,805.6	$2,325.8	$2,355.7
Total revenues	$2,184.6	$2,291.5	$6,096.3	$6,028.5	$8,008.9	$7,882.2
Adjusted EBITDA margin	32.3%	32.1%	29.7%	30.0%	29.0%	29.9%
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

	Three Months Ended September 30		Nine Months Ended September 30

	2026	2025	2026	2025

Diluted net earnings per share attributable to Vulcan	$2.80	$2.82	$6.53	$6.21
Items included in Adjusted EBITDA above, net of tax	0.02	0.01	0.20	0.04
Calica NOL carryforward valuation allowance	0.01	0.01	0.03	0.04
Adjusted diluted EPS attributable to Vulcan from continuing operations	$2.83	$2.84	$6.76	$6.29

Form 10-Q	36

Part I Financial Information
NET DEBT TO ADJUSTED EBITDA
Net debt to Adjusted EBITDA is not a GAAP measure and should not be considered as an alternative to metrics defined by GAAP. We, the investment community and credit rating agencies use this metric to assess our leverage. Net debt subtracts cash and cash equivalents and restricted cash from total debt. Reconciliation of this metric to its nearest GAAP measure is presented below:

	September 30

in millions	2026	2025

Current maturities of long-term debt	$400.0	$0.4
Short-term debt	315.0	0.0
Long-term debt	3,965.6	4,360.4
Total debt	$4,680.6	$4,360.8
Cash and cash equivalents and restricted cash	(172.4)	(195.2)
Net debt	$4,508.2	$4,165.6
Trailing-Twelve Months (TTM) Adjusted EBITDA	$2,325.8	$2,355.7
Total Debt to TTM Adjusted EBITDA	2.0x	1.9x
Net Debt to TTM Adjusted EBITDA	1.9x	1.8x
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

	Trailing-Twelve Months

in millions	September 30 2026	September 30 2025

Adjusted EBITDA	$2,325.8	$2,355.7
Average invested capital
Property, plant & equipment, net	$8,358.5	$7,995.7
Goodwill	3,792.7	3,744.9
Other intangible assets	1,483.4	1,626.3
Fixed and intangible assets	$13,634.6	$13,366.8
Current assets	$2,036.4	$2,166.1
Cash and cash equivalents	(197.9)	(354.9)
Current tax	(29.8)	(30.7)
Adjusted current assets	1,808.7	1,780.5
Current liabilities	(1,115.6)	(1,026.9)
Current maturities of long-term debt	160.2	80.5
Short-term debt	102.4	110.0
Adjusted current liabilities	(853.1)	(836.4)
Adjusted net working capital	$955.6	$944.1
Average invested capital	$14,590.2	$14,310.9
Return on invested capital	15.9%	16.5%

37	Form 10-Q

Part I Financial Information
2026 PROJECTED ADJUSTED EBITDA
Projected Adjusted EBITDA is not defined by GAAP and should not be considered as an alternative to earnings measures defined by GAAP. Reconciliation of this metric to its nearest GAAP measure is presented below:

in millions	2026 Projected EBITDA

Net earnings attributable to Vulcan	$1,120
Income tax expense, including discontinued operations	320
Interest expense, net	215
Depreciation, depletion, accretion and amortization	710
Projected EBITDA	$2,365
Items included in Adjusted EBITDA	35
Projected Adjusted EBITDA	$2,400
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
We actively manage our capital structure and resources in order to balance the cost of capital and the risk of financial stress. We seek to meet these objectives by adhering to the following principles:
•maintain substantial bank line of credit borrowing capacity
•proactively manage our debt maturity schedule such that repayment/refinancing risk in any single year is low
•maintain an appropriate balance of fixed-rate and floating-rate debt
•minimize financial and other covenants that limit our operating and financial flexibility

Form 10-Q	38

Part I Financial Information
CASH
Included in our September 30, 2026 cash and cash equivalents and restricted cash balances of $172.4 million is $65.8 million of restricted cash as described in Note 1 to the condensed consolidated financial statements under the caption "Restricted Cash."
Cash from Operating Activities

	Nine Months Ended September 30

in millions	2026	2025

Net earnings	$853.3	$825.3
Depreciation, depletion, accretion and amortization	529.0	563.2
Noncash operating lease expense	39.3	40.1
Net (gain) loss on sale of property, plant & equipment and businesses	11.4	(9.2)
Deferred income taxes, net	(52.7)	56.5
Other operating cash flows, net[1]	(409.3)	(205.9)
Net cash provided by operating activities	$971.0	$1,270.0
1.Primarily reflects changes to working capital balances.
Net cash provided by operating activities was $971.0 million during the nine months ended September 30, 2026, a $299.0 million decrease compared to the same period of 2025. The decrease was primarily attributable to negative cash flow changes in deferred income taxes of $109.2 million and working capital balances of $203.4 million.
Days sales outstanding, a measurement of the time it takes to collect receivables, were 43.3 days at September 30, 2026 compared to 42.4 days at September 30, 2025. Additionally, our over 90 day receivables balance was $20.3 million at September 30, 2026, a decrease of $8.9 million from the $29.2 million balance at September 30, 2025. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.
Cash from Investing Activities
Net cash used for investing activities was $244.6 million during the first nine months of 2026, a $206.3 million decrease in cash used compared to the same period of 2025. During the first nine months of 2026, we sold our ready-mixed concrete operations in California and our aggregates and ready-mixed concrete operations in the U.S. Virgin Islands for combined proceeds of $722.1 million ($572.1 million cash and a $150.0 million receivable due December 2027). During the first nine months of 2025, we sold non-strategic operations for cash proceeds of $19.0 million. Additionally, during the first nine months of 2026, we invested $548.0 million in our existing operations (includes changes in accruals for property, plant & equipment) compared to $492.9 million in the prior year period. This $548.0 million investment includes both maintenance and internal growth projects to enhance our distribution capabilities, develop new production sites and improve existing production facilities. Furthermore, during the first nine months of 2026, we completed several business acquisitions for combined cash consideration of $290.6 million (see Note 16 to the condensed consolidated financial statements).
Cash from Financing Activities
Net cash used for financing activities was $743.4 million during the first nine months of 2026, a $481.3 million decrease compared to cash used of $1,224.7 million in the same period of 2025. The current year includes $315.0 million of commercial paper borrowings partially offset by a $50.0 million note payment to the sellers of an acquisition completed in 2022. The prior year includes $550.0 million of commercial paper payments and $400.5 million of current maturities of long-term debt payments. Additionally, during the first nine months of 2026 we returned $952.1 million to shareholders through $202.3 million of dividends ($0.52 per share quarterly compared to $0.49 per share quarterly in 2025) and $749.8 million of common stock repurchases (2.7 million shares repurchased at $279.76 average price per share in 2026 compared to 0.2 million shares repurchased at $224.36 average price per share in 2025).

39	Form 10-Q

Part I Financial Information
DEBT
Certain debt measures are presented below:

in millions	September 30 2026	December 31 2025	September 30 2025

Debt
Current maturities of long-term debt	$400.0	$0.4	$0.4
Short-term debt	315.0	0.0	0.0
Long-term debt	3,965.6	4,361.7	4,360.4
Total debt	$4,680.6	$4,362.1	$4,360.8
Capital
Total debt	$4,680.6	$4,362.1	$4,360.8
Total equity	8,431.2	8,548.9	8,757.1
Total capital	$13,111.8	$12,911.0	$13,117.9
Total Debt as a Percentage of Total Capital	35.7%	33.8%	33.2%
Weighted-Average Effective Interest Rates
Line of credit[1]	1.13%	1.13%	1.13%
Commercial paper	4.05%	3.85%	N/A
Term debt	5.04%	5.04%	5.04%
Fixed Versus Floating Interest Rate Debt
Fixed-rate debt	93.4%	100.0%	100.0%
Floating-rate debt	6.6%	0.0%	0.0%
1.Reflects the margin above SOFR for SOFR-based borrowings; we also paid upfront fees that are amortized to interest expense and pay fees for unused borrowing capacity and standby letters of credit.
At September 30, 2026, total debt to trailing-twelve months Adjusted EBITDA was 2.0 times (1.9 times on a net debt basis reflecting $172.4 million of cash on hand). Our weighted-average debt maturity was 12.3 years, and our total weighted-average effective interest rate was 4.97%.
Line of Credit and Commercial Paper Program
Our $1,600.0 million unsecured commercial paper program was established in August 2022 and matures in November 2029. Our commercial paper is fully back-stopped by our line of credit and contains covenants customary for an unsecured investment-grade facility. As of September 30, 2026, we were in compliance with the commercial paper covenants. Commercial paper borrowings bear interest at rates determined at the time of borrowing and as agreed between us and the commercial paper investors. As of September 30, 2026, outstanding commercial paper borrowings were $315.0 million.
Our $1,600.0 million unsecured line of credit was amended in November 2024 to extend the maturity date from August 2027 to November 2029. Our line of credit contains covenants customary for an unsecured investment-grade facility. Covenants, borrowings, cost ranges and other details are described in Note 7 to the condensed consolidated financial statements. As of September 30, 2026, we were in compliance with the covenants, the margin for SOFR borrowings was 1.125%, the margin for base rate borrowings was 0.125% and the commitment fee for the unused amount was 0.100%.
As of September 30, 2026, our available borrowing capacity under the line of credit was $1,585.1 million. Utilization of the borrowing capacity was as follows:
•none was borrowed
•$14.9 million was used to support standby letters of credit

Form 10-Q	40

Part I Financial Information
Term Debt
All of our $4,440.1 million (face value) of term debt is unsecured. All of the covenants in the debt agreements are customary for investment-grade facilities. As of September 30, 2026, we were in compliance with all term debt covenants. In March 2025, we redeemed the $400.0 million senior notes due April 2025 using cash on hand.
Additionally, in February 2026, we paid a $50.0 million note payable (included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2025) related to an acquisition completed in 2022.
Current Maturities of Long-term Debt
The $400.0 million of current maturities of long-term debt as of September 30, 2026 is due as follows:

in millions	Current Maturities

Fourth quarter 2026	$0.0
First quarter 2027	0.0
Second quarter 2027	400.0
Third quarter 2027	0.0
Debt Ratings
Our debt ratings and outlooks as of September 30, 2026 are as follows:

	Short-term	Long-term	Outlook

Fitch	F1	BBB+	Stable
Moody's	P-2	Baa2	Positive
Standard & Poor's	A-2	BBB+	Stable

EQUITY
The number of our common stock issuances and purchases for the year-to-date periods ended are as follows:

in millions	September 30 2026	December 31 2025	September 30 2025

Common stock shares at January 1, issued and outstanding	130.6	132.1	132.1
Common stock issued for share-based compensation plans	0.3	0.2	0.1
Common stock purchased and retired	(2.7)	(1.5)	(0.2)
Common stock other	0.0	(0.2)	0.0
Common stock shares at end of period, issued and outstanding	128.2	130.6	132.0
As of September 30, 2026, there were 2,592,781 shares remaining under the February 2017 share purchase authorization by our Board of Directors. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.

41	Form 10-Q

Part I Financial Information
The detail of our common stock purchases (all of which were open market purchases) for the year-to-date periods ended are as follows:

in millions, except average price	September 30 2026	December 31 2025	September 30 2025

Number of shares purchased and retired	2.7	1.5	0.2
Total purchase price	$749.8	$438.4	$38.1
Average price per share	$279.76	$283.82	$244.36
There were no shares held in treasury as of September 30, 2026, December 31, 2025 and September 30, 2025.
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
We believe that the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K require the most significant judgments and estimates used in the preparation of our consolidated financial statements, so we consider these to be our critical accounting policies. There have been no changes to our critical accounting policies during the nine months ended September 30, 2026.
New Accounting Standards
For a discussion of the accounting standards recently adopted or pending adoption and the effect such accounting changes will have on our results of operations, financial position or liquidity, see Note 17 to the condensed consolidated financial statements.

Form 10-Q	42

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

43	Form 10-Q

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
Information included on our website is not incorporated into, or otherwise made a part of, this report.

Form 10-Q	44

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
At September 30, 2026, the estimated fair value of our long-term debt including current maturities was $4,022.6 million compared to a face value of $4,440.1 million. The estimated fair value was determined by averaging several asking price quotes for the publicly traded notes and assuming par value for the remainder of the debt. The fair value estimate is based on information available as of the balance sheet date. The effect of a decline in interest rates of one percentage point would increase the fair value of our debt by approximately $319.5 million.
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

Item 4
Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. These disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) or 15d - 15(e)), include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other management officials, evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
We are in the process of implementing a comprehensive enterprise performance management system that will replace our existing financial reporting, management reporting, and budgeting and forecasting systems. The financial reporting and management reporting phases of this system implementation were completed in the first quarter of 2025 and first quarter of 2026, respectively. The budgeting and forecasting phase of this system implementation is expected to be completed by the fourth quarter of 2026.
We are also executing a comprehensive modernization of our core business systems and processes, which will include the implementation of a cloud-based Enterprise Resource Planning (ERP) software suite that will replace significant portions of our financial and human resources systems. The multistage deployment included certain elements of the human resources systems in the third quarter of 2026 and will include the deployment of significant portions of our financial systems during the fourth quarter of 2026.
We have modified and will continue to modify the design and implementation of certain internal control processes to accommodate changes to our financial systems and processes as the modernization initiative continues. The full implementation is expected to be completed by the second half of 2027. Other than the system implementations described above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

45	Form 10-Q

Part II Other Information

Item 1
Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 12 to the consolidated financial statements and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Note 8 to the condensed consolidated financial statements and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. See Note 8 to the condensed consolidated financial statements of this Form 10-Q for a discussion of certain recent developments concerning our legal proceedings.

Item 1A
Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the quarter ended September 30, 2026 are summarized below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]

July 1 - July 31	152,815	$271.26	152,815	3,711,242
August 1 - August 31	740,773	$282.24	740,773	2,970,469
September 1 - September 30	377,688	$263.37	377,688	2,592,781
Total	1,271,276	$275.31	1,271,276
1In February 2017, our Board of Directors authorized us to purchase up to 10,000,000 shares of our common stock. As of September 30, 2026, there were 2,592,781 shares remaining under this authorization. Depending upon market, business, legal and other conditions, we may purchase shares from time to time through the open market (including plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934) and/or through privately negotiated transactions. The authorization has no time limit, does not obligate us to purchase any specific number of shares and may be suspended or discontinued at any time.
We did not have any unregistered sales of equity securities during the third quarter of 2026.

Item 4
Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this report.

Item 5
Other Information
SECURITIES TRADING PLANS OF SECTION 16 OFFICERS AND DIRECTORS
During the three months ended September 30, 2026, none of our Section 16 officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

Form 10-Q	46

Part II Other Information

Item 6
Exhibits

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 95	MSHA Citations and Litigation

Exhibit 101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in iXBRL (contained in Exhibit 101).

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-33841.

47	Form 10-Q

Part II Other Information

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VULCAN MATERIALS COMPANY

Name	Title	Date

/s/ Randy L. Pigg	Vice President, Controller (Principal Accounting Officer)	October 29, 2026
/s/ Mary Andrews Carlisle	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 29, 2026

Form 10-Q	48